Form 10-Q
period 2005-03-31
Morningstar, Inc.
filed 2005-05-18
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  000-51280

MORNINGSTAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

225 West Wacker Drive
Chicago, Illinois
60606-6303

(Address of Principal Executive Offices)

(312) 696-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 6, 2005, there were 38,478,820 shares of the Company’s common stock, no par value per share, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31
(in thousands except per share amounts)	2005	2004

Revenue	$53,204	$41,127

Operating expense (1):
Cost of goods sold	15,912	12,266
Development	5,149	3,361
Sales and marketing	9,785	8,365
General and administrative	13,084	8,688
Depreciation and amortization	2,396	1,811
Total operating expense	46,326	34,491

Operating income	6,878	6,636

Non-operating income:
Interest income, net	449	224
Other income, net	260	38
Non-operating income, net	709	262

Income before income taxes and equity in net income of unconsolidated entities	7,587	6,898

Income tax expense	4,060	2,674

Equity in net income of unconsolidated entities	480	282

Net income	$4,007	$4,506

Basic income per share	$0.10	$0.12
Diluted income per share	$0.09	$0.09

Weighted average shares outstanding:
Basic	38,448	38,395
Diluted	42,944	41,546

	Three Months Ended March 31
	2005	2004
(1) Includes stock-based compensation expense of:
Cost of goods sold	$664	$258
Development	275	147
Sales and marketing	325	156
General and administrative	3,623	1,522
Total stock-based compensation expense	$4,887	$2,083

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2005	December 31 2004

Assets
Current assets:
Cash and cash equivalents	$46,608	$59,493
Investments	37,461	35,970
Accounts receivable, less allowance of $475 and $256, respectively	41,240	33,668
Deferred tax asset, net	2,157	2,373
Other	4,201	4,250
Total current assets	131,667	135,754

Property, equipment and capitalized software, net of accumulated depreciation of $35,899 and $34,011, respectively	16,521	17,521
Investments in unconsolidated entities	15,094	14,704
Goodwill	14,383	14,408
Intangible assets, net	10,585	1,573
Deferred tax asset, net	28,196	27,105
Other assets	2,472	2,296
Total assets	$218,918	$213,361

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,218	$12,085
Accrued compensation	10,092	20,204
Income tax payable	4,830	3,763
Deferred revenue	72,289	63,363
Accrued stock-based compensation	16,842	15,874
Long-term debt – current portion	7	18
Other	3,108	3,545
Total current liabilities	119,386	118,852

Accrued compensation	1,053	3,567
Accrued stock-based compensation	25,712	23,943
Other long-term liabilities	2,425	2,618
Total liabilities	148,576	148,980

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 38,451,984 and 38,446,614 shares were outstanding as of March 31, 2005 and December 31, 2004, respectively	4	4
Treasury stock at cost, 233,334 shares at March 31, 2005 and December 31, 2004	(3,280)	(3,280)
Additional paid-in capital	150,324	148,144
Accumulated deficit	(77,718)	(81,725)
Accumulated other comprehensive income:
Currency translation adjustment	1,150	1,340
Unrealized gains (losses) on available for sale securities	(138)	(102)
Total accumulated other comprehensive income	1,012	1,238
Total shareholders’ equity	70,342	64,381
Total liabilities and shareholders’ equity	$218,918	$213,361

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2005

(in thousands, except share amounts)			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Common Stock
	Shares	Par
	Outstanding	Value
Balance, December 31, 2004	38,446,614	$4	$(3,280)	$148,144	$(81,725)	$1,238	$64,381
Comprehensive income:
Net income		—	—	—	4,007	—	4,007
Reclassification adjustment for realized gains included in net income		—	—	—	—	(3)	(3)
Unrealized loss on investments, net of income tax benefit of $23		—	—	—	—	(33)	(33)
Foreign currency translation adjustment		—	—	—	—	(190)	(190)
Total comprehensive income		—	—	—	4,007	(226)	3,781
Issuance of common stock	5,370	—	—	103	—	—	103
Stock-based compensation		—	—	2,077	—	—	2,077
Balance, March 31, 2005	38,451,984	$4	$(3,280)	$150,324	$(77,718)	$1,012	$70,342

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2005	2004

Operating activities
Net income	$4,007	$4,506
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,396	1,811
Deferred income tax expense (benefit)	(859)	2,681
Stock-based compensation	4,887	2,083
Provision for (recovery of) bad debt	60	(13)
Equity in net income of unconsolidated entities	(480)	(282)
Foreign exchange gain	(299)	—
Other, net	139	(76)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,151)	(1,359)
Other assets	(160)	(151)
Accounts payable and accrued liabilities	(667)	(1,929)
Accrued compensation	(12,823)	(7,697)
Income taxes payable	1,067	—
Deferred revenue	7,203	3,195
Accrued stock-based compensation	(38)	—
Other liabilities	471	398
Cash provided by (used for) operating activities	(2,247)	3,167

Investing activities
Purchases of investments	(5,556)	(16,083)
Proceeds from sale of investments	4,015	9,666
Capital expenditures	(1,021)	(1,468)
Acquisitions, net of cash acquired	(8,157)	(210)
Other, net	93	(38)
Cash used for investing activities	(10,626)	(8,133)

Financing activities
Payments of long-term debt and capital lease obligations	(11)	(6,525)
Proceeds from stock options exercises	66	—
Cash provided by (used for) financing activities	55	(6,525)
Effect of exchange rate changes on cash	(67)	(174)
Net decrease in cash and cash equivalents	(12,885)	(11,665)
Cash and cash equivalents – beginning of period	59,493	53,509
Cash and cash equivalents - end of period	$46,608	$41,844

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,730	$4
Supplemental information of non-cash investing and financing activities:
Unrealized loss on available for sale investments	$(56)	$(10)
Non-cash consideration related to acquisition	$—	$69

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (“Morningstar,” “we,” “our,” the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Prospectus filed with the SEC on May 4, 2005.

2.  Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements included in our Prospectus filed with the SEC on May 4, 2005.

3. Acquisitions, Goodwill, and Other Intangible Assets

Variable Annuity Research and Data Service

In January 2005, we acquired Variable Annuity Research and Data Service (“VARDS”) from Finetre Corporation for $8,157,000 in cash.  The results of VARDS’ operations have been included in our Condensed Consolidated Financial Statements beginning in January 2005. VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities.  The service is also used by many brokerage firms for research, due diligence, and suitability determination.  We believe this acquisition will expand and supplement our current product offerings, primarily in our Institutional and Advisor segments.

We are in the process of determining valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

($000)
Accounts receivable	$639
Other assets	57
Intangible assets	9,419
Liabilities, primarily deferred revenue	(1,958)
Total purchase price	$8,157

If the acquisition of VARDS had occurred as of January 1, 2004, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from reported amounts.

Morningstar Norway

In February 2004, we purchased the remaining 51% of Morningstar Norge AS (“Morningstar Norway”) that we did not previously own.  The purchase price consisted of $210,000 in cash and $69,000 of other consideration.  Prior to this transaction, we accounted for our investment in Morningstar Norway using the equity method.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2004 to March 31, 2005:

($000)
Balance as of January 1, 2004	$14,075
Goodwill acquired during the year related to Morningstar Norway	248
Other, primarily currency translation adjustment	85
Balance as of December 31, 2004	$14,408
Other, primarily currency translation adjustment	(25)
Balance as of March 31, 2005	$14,383

We did not record any impairment losses in the first quarter of 2004 or 2005.

Other Intangible Assets

We are in the process of determining valuations of certain intangible assets related to the VARDS acquisition; thus, the allocation of the purchase price to intangible assets is subject to refinement.  We amortize intangible assets using the straight-line method over their economic useful lives, which we estimate to be seven years.  The following table summarizes our intangible assets:

	As of March 31, 2005			As of December 31, 2004
($000)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intellectual property	$1,132	$(283)	$849	$1,132	$(243)	$889
Customer list	871	(218)	653	871	(187)	684
Other, primarily VARDS-related	9,419	(336)	9,083	—	—	—
Total intangible assets	$11,422	$(837)	$10,585	$2,003	$(430)	$1,573

Amortization expense for the three months ended March 31, 2005 and 2004 was $407,000 and $72,000, respectively.

We estimate that aggregate amortization expense for intangible assets will be $1,632,000 for each of the years ending December 31, 2005, 2006, 2007, 2008, and 2009, and $1,489,000 for the year ending December 31, 2010.

4.  Income Per Share

We compute basic and diluted income per share by dividing net income by the applicable number of weighted average common shares outstanding during each year.  For purposes of determining diluted income per share, we adjust the recorded net income for the stock-based compensation expense (income) related to stock options recorded under the liability method to reflect the effect based on assumed share settlement (the equity method), if the impact of this calculation is more dilutive. (See Note 11, Stock-Based Compensation, in the Notes to our Consolidated Financial Statements included in our Prospectus filed with the SEC on May 4, 2005.)  Diluted income per share also includes the assumed impact, using the treasury stock method, of converting stock options with an exercise price below the average fair value of our common stock.

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share.

	Three Months Ended March 31
(in thousands, except per share amounts)	2005	2004

Basic income per share:
Net income	$4,007	$4,506
Weighted average common shares outstanding	38,448	38,395
Basic income per share	$0.10	$0.12

Diluted income per share:
Net income	$4,007	$4,506
Deduct stock-based compensation income under the liability method, net of tax	—	(424)
Deduct stock-based compensation expense under the equity method, net of tax	—	(172)
Net income, as adjusted for computing diluted income per share	$4,007	$3,910

Weighted average common shares outstanding	38,448	38,395
Net effect of dilutive stock options based on the treasury stock method	4,496	3,151
Weighted average common shares outstanding as adjusted for computing diluted income per share	42,944	41,546

Diluted income per share	$0.09	$0.09

5.  Segment and Geographical Area Information

We organize our operations based on products sold in three primary business segments: Individual, Advisor, and Institutional.

•                  The Individual segment focuses on products for the individual investor, including our U.S.-based Web site, Morningstar.com; independent equity research; and a variety of print and Web-based publications.

•                  The Advisor segment focuses on products and services for financial advisors.  Our largest products in this segment are Morningstar Advisor Workstation, a comprehensive, Web-based investment planning system, and Principia, a CD-ROM-based investment research product.  We also offer Morningstar Managed Portfolios, an asset management service that provides portfolios of mutual funds in which advisors can invest their clients’ assets. We sell our advisor-related products both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing enterprise to use our products.

•                  The Institutional segment focuses on products and services for institutional clients, including banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan providers and sponsors.  Our key products and services in this segment are Morningstar Direct, a set of Web-based research tools that combines advanced performance and holdings-based analysis with access to our proprietary statistics; Licensed Data, available as an electronic data feed; Morningstar Retirement Manager, a broad-based set of tools for retirement planning; and Investment Consulting, which helps institutions create and maintain managed investment portfolios.

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs, depreciation expense, and amortization of purchased capitalized software.  We include intersegment revenue and expenses in segment information.  We sell services and products between segments at predetermined rates primarily based on cost.  The recovery of intersegment cost is shown as “Intersegment revenue.”

Segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Prospectus filed with the SEC on May 4, 2005, except for stock-based compensation expense, capitalized internal product development costs, and amortization of intangible assets.  Corporate and Eliminations includes the elimination of intersegment revenues and expenses and items such as stock-based compensation expense, capitalized internal product development costs and related amortization, and amortization of intangible assets.  We do not allocate these items to our business segments; instead, these are reconciling items to arrive at the consolidated financial information.  We record compensation expense related to ongoing product development as an expense in the operating results for each business segment.  The capitalization and amortization of these product development costs is shown as a reconciling item to arrive at the consolidated financial information.  We exclude stock-based compensation expense, capitalization and amortization of internal product development costs, and amortization of intangible assets from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow.  This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment.  Our segment disclosures include the business segment information provided to the chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
($000)	Individual	Advisor	Institutional	Eliminations & Corporate Items	Total
Revenue:
External customers	$14,906	$16,491	$21,807	$—	$53,204
Intersegment	602	—	499	(1,101)	—
Total revenue	15,508	16,491	22,306	(1,101)	53,204
Operating expense, excluding depreciation and amortization	11,213	12,117	16,844	3,756	43,930
Depreciation and amortization	288	358	487	1,263	2,396
Operating income (loss)	$4,007	$4,016	$4,975	$(6,120)	$6,878

Capital expenditures	$58	$110	$232	$621	$1,021

U.S. revenue					$46,231
Non-U.S. revenue					$6,973

U.S. long-lived assets					$15,088
Non-U.S. long-lived assets					$1,433

	Three months ended March 31, 2004
($000)	Individual	Advisor	Institutional	Eliminations & Corporate Items	Total
Revenue:
External customers	$9,806	$13,383	$17,938	$—	$41,127
Intersegment	655	344	514	(1,513)	—
Total revenue	10,461	13,727	18,452	(1,513)	41,127
Operating expense, excluding depreciation and amortization	9,103	9,932	14,077	(432)	32,680
Depreciation and amortization	246	418	584	563	1,811
Operating income (loss)	$1,112	$3,377	$3,791	$(1,644)	$6,636

Capital expenditures	$—	$103	$174	$1,191	$1,468

U.S. revenue					$35,163
Non-U.S. revenue					$5,964

U.S. long-lived assets					$15,711
Non-U.S. long-lived assets					$1,545

6.  Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio. As of March 31, 2005 and December 31, 2004, our portfolio of cash equivalents and investments, primarily in fixed-income securities, had a weighted average maturity of less than six months, and no single security had a maturity greater than 24 months.  We classify our investment portfolio as follows:

($000)	March 31, 2005	December 31, 2004
Available for sale	$35,742	$31,950
Held to maturity	468	2,850
Trading securities	1,251	1,170
Total	$37,461	$35,970

7.  Investments In Unconsolidated Entities

Investment in Japan—We account for our investment in Morningstar Japan K.K. (“MJKK”) by using the equity method.  Our investment in MJKK totaled $14,125,000 as of March 31, 2005 and $13,852,000 as of December 31, 2004. MJKK’s market value was approximately Japanese Yen 11.4 billion (approximately U.S. $106,400,000) as of March 31, 2005 and approximately Japanese Yen 10.7 billion (approximately U.S. $103,400,000) as of December 31, 2004.  As of March 31, 2005 and December 31, 2004, we owned approximately 35% of MJKK.

Joint Venture in Korea—We account for our investment in Morningstar Korea Ltd. (“Morningstar Korea”) by using the equity method.  Our investment in Morningstar Korea totaled $843,000 as of March 31, 2005 and $767,000 as of December 31, 2004.  Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of March 31, 2005 and December 31, 2004.

Other Investments in Unconsolidated Entities—As of March 31, 2005 and December 31, 2004 we had other equity investments with a book value of approximately $126,000 and $85,000, respectively.

The following table shows condensed combined financial information for all of our investments in entities accounted for under the equity method as discussed above:

	Three months ended March 31
($000)	2005	2004
Revenue	$3,295	$1,189
Operating income (loss)	$643	$(24)
Net income (loss)	$374	$(117)

8.  Stock-Based Compensation

We have granted options in prior years under various stock options plans.  We account for the plans in accordance with SFAS No. 123, Stock Based Compensation, using either the liability method or the equity method, reflecting the terms of the respective stock option plans.  The option plans are more fully described in Note 11 to our Consolidated Financial Statements included in our Prospectus filed with the SEC on May 4, 2005.  The following table summarizes the various stock option plans and their accounting method:

Stock Option Plan	Accounting Method
1993 Stock Option Plan (the “1993 Plan”)	Liability method
1999 Incentive Stock Option Plan (the “1999 Plan”)	Liability method
2000 Morningstar Stock Option Plan (the “2000 Plan”)	Equity method
2001 Morningstar Stock Option Plan (the “2001 Plan”)	Equity method
Morningstar Europe Stock Option Plan	Equity method
Morningstar 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”)	Equity method

For all options granted under the 1993 Plan and the 1999 Plan accounted for under the liability method, we recorded the liability as of March 31, 2005 using the fair value per share of our common stock of $18.50, which is equivalent to the initial public offering price of our common stock as determined in May 2005; we recorded the liability as of December 31, 2004 using the fair value per share of our common stock of $17.50. The number of shares available for future stock option grants as of March 31, 2005 and December 31, 2004 is 4,006,304.  No options were granted in the first quarter of 2005 or 2004.

The following table summarizes our stock-based compensation expense:

	Three months ended March 31
($000)	2005	2004
Stock-based compensation expense (income) under the liability method	$2,810	$(424)
Stock-based compensation expense under the equity method	2,077	2,507
Stock-based compensation expense	$4,887	$2,083

For stock-based compensation expense accounted for using the liability method, we have classified the liabilities as follows:

($000)	March 31, 2005	December 31, 2004
Current liabilities – accrued stock-based compensation	$16,842	$15,874
Non-current liabilities – accrued stock-based compensation	25,712	23,943
Total	$42,554	$39,817

We periodically grant options to purchase common stock at an exercise price below the fair value per share of our common stock at the date of grant. A summary of stock option activity for these option grants is as follows:

	Three months ended March 31
	2005		2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1	3,557,683	$10.39	1,936,624	$6.78
Granted	—	—	—	—
Canceled	(17,585)	$14.83	—	—
Exercised	(20)	$8.57	—	—
Options outstanding—March 31	3,540,078	$10.46	1,936,624	$6.78

Options exercisable	1,813,567	$7.06	1,728,973	$7.03

The following table summarizes stock option activity excluding activity for options to purchase common stock at an exercise price that was below the fair value per share of our common stock at the time of grant:

	Three months ended March 31
	2005		2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,394,248	$10.67	7,556,364	$10.62
Granted	—	—	—	—
Canceled	(20,125)	$10.14	—	—
Exercised	(10,706)	$8.50	—	—
Options outstanding—March 31	7,363,417	$10.67	7,556,364	$10.62

Options exercisable	6,214,709	$10.70	4,936,398	$10.05

The table below shows additional information for options outstanding and options exercisable as of March 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
$1.72 - $2.77	2,490,665	3.28	$2.49	2,376,926	$2.48
$8.57 - $14.91	8,412,830	6.58	$12.99	5,651,350	$12.99
$1.72 - $14.91	10,903,495	5.83	$10.59	8,028,276	$9.88

The table below shows additional information for options outstanding and options exercisable as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
$1.72 - $2.77	2,493,506	3.53	$2.49	2,343,420	$2.48
$8.57 - $14.70	8,458,425	6.84	$12.95	5,429,157	$12.97
$1.72 - $14.70	10,951,931	6.09	$10.57	7,772,577	$9.81

The following table summarizes the options granted during the 12 months prior to March 31, 2005:

Grant Date	Number of Underlying Shares	Exercise Price	Fair Value of Common Stock Used in the Determination of Stock-Based Compensation Expense
Second quarter 2004	—	—	—
Third quarter 2004	—	—	—
Fourth quarter 2004	1,622,539	$14.70	$17.50
First quarter 2005	—	—	—

Substantially all of the options granted during 2004 have an initial exercise price of $14.70, which will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing model in 2004 was calculated using the estimated life of seven years and a 10-year Treasury bond rate of 4.25%.

The weighted average fair value of the options granted in 2004, calculated using a Black-Scholes option-pricing model, was $9.39 per share.  We estimated the fair value of these options on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2004
Expected life (years)	7.0
Expected volatility (%)	50%
Dividend yield (%)	—
Interest rate (%)	4.24%
Expected exercise price	$19.67
Fair value of common stock (per share)	$17.50

9.  Related Party Transactions

Under the 1993 Plan, employees are able to exercise options and elect net cash settlement, based on the difference between the exercise price and the fair value of our common stock.  If an employee exercises an option and elects net cash settlement, we have the right to make payments over a period of time, which is currently five years.  Interest accrues on any unpaid balance due the employee at a floating rate equal to the yield on the 13-week U.S. Treasury bill, adjusted on January 1 and July 1 of each year.  Additionally, in years prior to 2004, certain employees, including an officer of Morningstar, sold common stock back to Morningstar.  The purchase price of these shares is also being paid to employees over a five-year period.

Under our 1989 Nonqualified Stock Option Plan (the “1989 Plan”), options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, were granted in 1989 to an officer of Morningstar. These options were not exercised and expired in February 1999.  In February 1999, in conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the “Agreement”) with an officer of Morningstar. Under the terms of the Agreement, on any date that the officer exercises the right to purchase shares under the 1999 Plan, we shall pay to the officer $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

The following table shows our total liabilities recorded for stock options exercised, common stock repurchases, and the Agreement, as discussed above, included in the Unaudited Condensed Consolidated Balance Sheets:

($000)	March 31, 2005	December 31, 2004
Liability for stock options exercised	$872	$1,048
Liability for common stock repurchases	8	394
Liability for Deferred Compensation Agreement	2,340	2,340
Total	$3,220	$3,782

We have included the liabilities for stock options exercised, common stock repurchases, and the Agreement in our Unaudited Condensed Consolidated Balance Sheets as follows:

($000)	March 31, 2005	December 31, 2004
Current liabilities – other	$2,900	$3,337
Non-current – other long-term liabilities	320	445
Total	$3,220	$3,782

Interest expense incurred on the liabilities for stock options exercised and common stock repurchases was $7,000 and $6,000 for the three months ended March 31, 2005 and 2004, respectively.

10.  Income Taxes

The following table shows our effective income tax expense rate in the first quarter of 2005 and 2004:

	Three months ended March 31
($000)	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$7,587	$6,898
Equity in net income of unconsolidated entities	480	282
Total	$8,067	$7,180
Income tax expense	$4,060	$2,674
Effective income tax expense rate	50.3%	37.2%

In the both the first quarter of 2005 and 2004, the tax provision reflects the impact of expense (income) related to incentive stock options for which no tax benefit is recorded and the fact that we are not recording a tax benefit related to losses recorded by certain of our non-U.S. operations.  The increase in the effective tax rate in the first quarter of 2005 compared with the first quarter of 2004 is due primarily to an increase in the stock-based compensation expense related to incentive stock options recorded under the liability method compared with the prior year.

11.  Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich also was a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed.  The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company have since been ordered to pay Morningstar’s costs of the injunction proceedings, although such costs have not been paid to date.

Mr. Rich and the two companies noted above have additional pending claims, alleging, among other things, breaches by Morningstar of contracts and statutory and general law duties, misleading, deceptive, and unconscionable conduct by Morningstar, oppression by Morningstar and its nominee directors, claims under the Industrial Relations Act of New South Wales, breaches of directors’ duties by Morningstar’s nominee directors, and conflict of interest. The claims seek various forms of relief, including monetary damages in the amount of Australian $25 million, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of the shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for such acquisition. In the alternative, Mr. Rich and his companies seek an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the shareholders agreement of Morningstar Australia). Morningstar has denied the claims and filed counter-claims against Mr. Rich and certain of his companies, alleging breaches of statutory, general law, and contractual duties.

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to pay approximately Australian $925,000 to the court as security for such costs. The court stayed the proceedings by such companies until such amount is paid and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings. The companies have not paid the security as ordered and have indicated to the court that they do not intend to pay the security, and that their claims have been stayed. The court’s order does not prevent Mr. Rich from pursuing his individual claims against Morningstar and its nominee directors.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. Such leave is, however, subject to the following conditions:  (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of such proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar Australia for any such costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich must pay to the court, as security for Morningstar’s costs, approximately Australian $925,000 ordered to be paid by them as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings must also be paid to Morningstar.  Given these conditions, Morningstar is uncertain whether Mr. Rich will commence a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors.

In May 2003, the parties adverse to Morningstar offered to settle all claims for Australian $6,500,000 plus costs of Australian $500,000, which then approximated U.S. $5,275,900. That offer has expired. In February 2004, we offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies, we recorded a reserve in this amount for these claims in the fourth quarter of 2003. While we are vigorously contesting the claims against us, this proceeding is not yet in the documentary discovery stage and its likely outcome cannot be determined at this time.

Securities and Exchange Commission “Wells Notice”

The staff of the SEC is conducting an investigation related to incorrect total return data that we published with respect to a single mutual fund, the Rock Canyon Top Flight Fund, that overstated the fund’s returns. In May 2004, we received a “Wells Notice” from the staff of the Division of Enforcement of the SEC indicating that it intended to recommend that the SEC take legal action against us alleging that we violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder. We have cooperated fully with the staff of the SEC in its investigation and engaged in settlement discussions with the staff regarding this matter. Such discussions have concluded, however, and we were not able to reach agreement on the terms of a settlement. We cannot predict whether such discussions will resume or the scope, timing, or outcome of the investigation, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

Morningstar Associates, LLC Subpoena from New York Attorney General’s Office and Examinations by Securities and Exchange Commission

In December 2004, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request in the form of a subpoena from the New York Attorney General’s office, seeking information and documents from Morningstar Associates related to an investigation the New York Attorney General’s office is conducting. While the subpoena is very broad, it specifically asks for information and documents about the investment consulting services Morningstar Associates offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. We have been fully cooperating with the New York Attorney General’s office. On December 16, 2004, shortly after the New York Attorney General’s office issued the subpoena, the SEC notified Morningstar Associates and Morningstar Investment Services, Inc. that it had begun an examination. In February 2005, the SEC issued a request for the voluntary production of documents to Morningstar Associates. The request is similar in scope to the subpoena. Although we believe the focus of the investigations being conducted by the New York Attorney General’s office and the SEC is on Morningstar Associates, it is possible that information and documents pertaining to Morningstar Investment Services may also be examined. We cannot predict the scope, timing, or outcome of the investigation or examinations which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business.  Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial condition.

12.  Subsequent Events

Initial Public Offering

In May 2005 we completed our initial public offering of 7,612,500 shares of our common stock.  These shares commenced trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN.” All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares.  In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.

On May 17, 2005, the underwriters exercised their over-allotment option in full. We estimate that the net proceeds to us from the exercise of the underwriters’ over-allotment option will be approximately $18.2 million, based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.  As of March 31, 2005, deferred expenses of $1,152,000 related to our initial public offering are included as other assets in our Unaudited Condensed Consolidated Balance Sheet.

Stock Option Grant

In April 2005 our board of directors authorized for grant in 2005 options to acquire 1,100,000 shares of common stock under our 2004 Stock Incentive Plan.  On May 2, 2005 we granted options to acquire 969,184 shares of common stock at an initial exercise price equal to the initial public offering price of $18.50 per share.

Reclassification of Stock Options Accounted for as Liabilities to Additional Paid-in Capital

As a result of our initial public offering in May 2005, we are no longer required to settle options in cash.  As a result, during the second quarter of 2005, we will reclassify stock options accounted for as current and non-current liabilities to additional paid-in capital.  As of March 31, 2005 we had $16,842,000 of stock options accounted for as current liabilities and $25,712,000 of stock options accounted for as long-term liabilities.

13.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  In April 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by SFAS 123 (R)).  Therefore, the required effective date of SFAS No. 123 (R) for public companies with fiscal year-ends that correspond to the calendar year is January 1, 2006 instead of July 1, 2005.  However, companies are still permitted to adopt the standard earlier than the required date.  We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R) on our current practice of voluntarily recognizing stock-based compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion included in this section, as well as other sections of this quarterly report on Form 10-Q, contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements.

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our other filings with the SEC, including our Prospectus filed on May 4, 2005.  If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this quarterly report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients.  We believe our business has the following characteristics:

Recurring Revenue.  We have historically generated significant recurring revenue because many of our products are sold through subscriptions or license agreements. These subscriptions and licenses generally come up for renewal after one- to three-year terms. Many of our Advisor and Institutional customer agreements span multiple years. We separate our annual revenue into three categories, defined as follows:

•                  New revenue, which we define as revenue from selling additional products to current customers or from selling to new customers;

•                  Renewal revenue, which we define as revenue from renewals of subscriptions or licenses; and

•                  “Walk-in” revenue, which we define as revenue we expect to recognize from licenses or subscriptions in place at the beginning of each year, adjusted for cancellations during the year.

Significant Operating Leverage.  Our business has relatively high fixed costs because of the investments required to create proprietary databases and content. We strive to leverage these fixed costs by selling a wide variety of products and services to multiple investor segments, through multiple media and in many geographical markets. We believe that, while the fixed costs of our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms. We look for this operating leverage to be evident in our operations over the long term as it may not be evident in shorter time horizons such as quarterly financial results.

Deferred Revenue.  We frequently collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we can use some of that cash to fund our operations and invest in new product development. These deferred revenue amounts reflected on our Unaudited Condensed Consolidated Balance Sheets totaled $72.3 million and $63.4 million as of March 31, 2005 and December 31, 2004, respectively.

Our decentralized business structure includes three global business segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions. We consolidate the results of our international operations, except for our ventures in Japan, Korea, Denmark, and Sweden.

We provide three specific measures that can help you generate your own assessment of our intrinsic value:

•                  Revenue

•                  Operating income

•                  Free cash flow

We earn revenue by selling a variety of investment-related products and services. Many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, are sold via subscriptions. These subscriptions are mainly offered for a one-year term. We also sell advertising on our Web sites. A variety of our products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Direct (formerly Morningstar DataLab), Morningstar Retirement Manager, and Licensed Data. Our license agreements typically range from one to three years. For some of our institutional services, mainly Investment Consulting, our fees are generally based on the scope of work and the level of service we provide. Finally, we collect fees relating to our Morningstar Managed Portfolios and managed retirement account services, which are calculated as a percentage of total assets under management.

We break our expenses into cost of goods sold, development, sales and marketing, general and administrative, and depreciation and amortization. We include stock-based compensation expense, as appropriate, in each of these categories. We have historically granted options to our employees as a significant component of overall compensation. We use SFAS No. 123, Accounting for Stock-Based Compensation, to account for our stock option grants.

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, we use the following two accounting methods:

•                  We use the liability method to account for options granted under plans that may require us to settle the options in cash. Under this method, we record a liability for vested options equal to the difference between the option exercise price and the fair value per share of the common stock underlying the option. We calculate the expense for these options based on changes in the fair value per share of our stock, and we record this change by adjusting the amount of the liability at the end of each reporting period.

•                  We use the equity method to account for options outstanding under plans that do not require us to settle the options in cash. We calculate the expense under this method based on the Black-Scholes value of the option at the time of the grant. We record this expense in equal amounts as the options vest, typically over four years. This method requires that we make several estimates, including the volatility of our stock price and the expected life of the option. In making these estimates, we have used historical data as well as management judgment to arrive at the data inputs. The impact of forfeitures is reflected as the forfeitures occur.

As of March 31, 2005, the liabilities related to stock options accounted for using the liability method have been recorded using the fair value per share of our common stock of $18.50, which is equivalent to the initial public offering price determined in May 2005.  Because we have adjusted the liabilities as of March 31, 2005 based on the value equal to our initial public offering price, we do not anticipate recording any expense in future periods related to stock options accounted for under the liability method.  As a result of the initial public offering, we are no longer required to settle these options in cash. Therefore, the liabilities related to stock options recorded under the liability method will be reclassified to additional paid-in capital in the second quarter of 2005.

SFAS No. 123 (Revised 2004), Share-Based Payment, requires all public companies to measure compensation cost for all stock-based payments (including employee stock options) at fair value. We are in the process of reviewing the impact of the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, on our current practice of voluntarily recognizing stock-based compensation expense.

We define free cash flow as cash provided by (used for) operating activities less capital expenditures.  We have presented free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business.  Our management uses free cash flow to evaluate the performance of our business.  Free cash flow should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (“GAAP”) (such as cash provided by (used for) operating, investing, and financing activities), nor should this data be considered an indicator of our overall financial performance or liquidity.  Also, the free cash flow definition used by us may not be comparable to similarly titled measures reported by other companies.

Consolidated Business Results

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

	Three Months Ended March 31
Key Metrics ($000)	2005	2004	% Change
Revenue	$53,204	$41,127	29.4%
Operating income	6,878	6,636	3.6
Operating margin (%)	12.9%	16.1%	NMF

Stock-based compensation expense	$4,887	$2,083	134.6

Cash used for investing activities	$(10,626)	$(8,133)	30.7
Cash provided by (used for) financing activities	55	(6,525)	NMF

Cash provided by (used for) operating activities	$(2,247)	$3,167	NMF
Capital expenditures	(1,021)	(1,468)	(30.4)%
Free cash flow	$(3,268)	$1,699	NMF

NMF - not meaningful

Consolidated Revenue

In the first quarter of 2005, our revenue increased $12.1 million, or 29.4%, compared with the first quarter of 2004, reflecting strong demand for the products and services in each of our business segments.  Price adjustments were not a major driver of revenue growth.  Revenue in our Individual segment increased $5.0 million; revenue in our Advisor segment increased $2.8 million; and revenue in our Institutional segment increased $3.8 million.  Approximately half of the consolidated revenue increase was driven by our independent equity research associated with the Global Analyst Research Settlements and growth in Morningstar Advisor Workstation.  The remaining increase in revenue was primarily due to Morningstar.com Premium service, Internet advertising sales, Investment Consulting, Licensed Data, Morningstar Managed Portfolios, and Morningstar Direct.  The revenue increase in these products and services was partially offset by moderately lower revenue from some of our more mature products such as Morningstar Mutual Funds and Morningstar FundInvestor.

We include revenue generated from providing independent equity research associated with the Global Analyst Research Settlements in our Individual segment.  Under the terms of the Global Analyst Research Settlements, 12 leading Wall Street investment banks agreed to set aside approximately $450 million to pay for independent research over a period of five years to provide independent research to their clients.  The independent research is provided by companies that do not have ties to investment banking interests.  During the third quarter of 2004, we entered into agreements with five major investment banks to provide independent equity research.  Under the terms of the settlements, these agreements, together with the agreements entered into by all other research providers, expire in the second and third quarters of 2005 and have the potential to be renewed.

In January 2005, we acquired the Variable Annuity Research and Data Service (“VARDS”) from Finetre Corporation for $8.2 million in cash.  This acquisition contributed revenue of $0.7 million in the first quarter of 2005.

Revenue from international operations increased $1.0 million, or 16.9%, to $7.0 million in the first quarter of 2005 compared with $6.0 million in the first quarter of 2004. Foreign currency translations contributed $0.3 million of this increase; excluding the impact of foreign currency translations, our international revenue increased approximately 12% in the first quarter of 2005 compared with the first quarter of 2004.

Excluding the impact of foreign currency translations and the VARDS acquisition, our consolidated revenue increased approximately 27% in the first quarter of 2005 compared with the first quarter of 2004.

The following table illustrates the composition of our 2004 and first quarter 2005 revenue and the estimated composition of our 2005 revenue that will be recognized from business closed through the end of the first quarter.  We separate our revenue into three categories: 1) new revenue, which we define as revenue from selling additional products to current customers or from selling to new customers; 2) renewal revenue, which we define as revenue from renewals of subscriptions or licenses; and 3) “walk-in” revenue, which we define as revenue we expect to recognize during the year from subscriptions and license agreements in place as of January 1, 2005, adjusted for cancellations during the year.

Our first quarter 2005 revenue consisted of new revenue of $5.9 million, or 11.1%, of our total revenue for the quarter. Renewal revenue accounted for $5.7 million, or 10.7%, of our total revenue for the quarter. Walk-in revenue accounted for $41.6 million, or 78.2%, of our total revenue in the quarter. During the remaining quarters of 2005, walk-in revenue will represent a lower proportion of each quarter’s revenue as subscriptions and license agreements in place at the beginning of the year expire or come up for renewal; correspondingly, revenue from new contracts and renewals will represent a greater proportion of each quarter’s revenue.

We revised our estimate of 2005 walk-in revenue as of January 1, 2005, from $129.5 million to $124.9 million. Our original estimate inadvertently included revenue from subscriptions that had been cancelled prior to January 1, 2005. Cancellations during the first quarter, the impact of currency translations, and other routine adjustments further reduced this walk-in revenue by $2.4 million, or approximately 2%, to $122.5 million. During the first quarter of 2005, the company closed renewals and brought in new business that will contribute an estimated $36.4 million to 2005 revenue, absent cancellations. We estimate that 2005 walk-in revenue plus the full-year impact of new and renewal business closed during the first quarter, absent additional cancellations, will total $158.9 million. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the remaining nine months of 2005.

Consolidated Operating Income

Our operating income increased $0.3 million, or 3.6%, to $6.9 million in the first quarter of 2005 from $6.6 million in the first quarter of 2004.  In the first quarter of 2005, operating income before stock-based compensation expense increased $3.1 million, or 34.9%, to $11.8 million, compared with $8.7 million in the first quarter of 2004. The table below includes a reconciliation from our operating income to operating income before stock-based compensation expense:

	Three months ended March 31
($000)	2005	2004	% change
Operating income	$6,878	$6,636	3.6%
Stock-based compensation expense	4,887	2,083	134.6%
Operating income before stock-based compensation expense	$11,765	$8,719	34.9%

Our operating margin was 12.9% in the first quarter of 2005 compared with 16.1% in the first quarter of 2004.  The reduction in operating margin primarily reflects an increase in stock-based compensation expense as a percentage of revenue compared with the first quarter of 2004.  The table below includes a reconciliation of our operating margin to operating margin before stock-based compensation expense:

	Three months ended March 31
(percentage of revenue)	2005	2004
Operating income	12.9%	16.1%
Stock-based compensation expense	9.2	5.1
Operating income before stock-based compensation expense	22.1%	21.2%

We expect stock-based compensation expense to be a recurring cost. We have presented operating income before stock-based compensation expense and operating margin before stock-based compensation expense solely as supplemental disclosures to help our investors better understand the performance of our business, to enhance comparison of our performance from period to period, and to allow better comparison of our performance with that of our competitors. We use operating income before stock-based compensation expense and operating margin before stock-based compensation expense to evaluate the performance of our business. Operating income before stock-based compensation expense and operating margin before stock-based compensation expense should not be considered alternatives to any measure of performance as promulgated under GAAP (such as operating income or operating margin), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculations of operating income before stock-based compensation expense and operating margin before stock-based compensation expense used by us may not be comparable to similarly titled measures reported by other companies.

As of March 31, 2005, the liabilities related to stock options accounted for using the liability method have been recorded to reflect the fair value per share of our common stock of $18.50, which is equivalent to the initial public offering price determined in May 2005.  Because we have adjusted the liabilities as of March 31, 2005 to the value equal to our initial public offering price, we do not anticipate recording an expense in future periods related to stock options accounted for under the liability method.  Following our initial public offering, we are no longer required to settle these options in cash.  Therefore,  the liabilities related to stock options recorded under the liability method will be reclassified to additional paid-in capital in the second quarter of 2005.

The revenue increase of $12.1 million, or 29.4%, was offset by operating expense growth of $11.8 million, or 34.3%, compared with the prior year.  The increase in total operating expenses was driven primarily by $5.7 million of additional compensation-related expense including salaries, benefits, sales commissions, and bonus expense.  We had approximately 1,000 employees as of March 31, 2005, compared with approximately 870 employees as of March 31, 2004. The higher headcount includes additional technical staff for our development center in China, equity analysts in our U.S. operations, and other marketing, product sales, and product support positions. The increase in operating expense also reflects a $2.8 million increase in stock-based compensation expense, an increase in professional fees of approximately $1.6 million, a $0.9 million reduction in capitalized internal product development costs, and a $0.6 million increase in depreciation and amortization expense.

Cost of goods sold increased $3.6 million, or 29.7%, to $15.9 million in the first quarter of 2005 from $12.3 million in the first quarter of 2004. The increase in cost of goods sold reflects additional compensation expense related to hiring additional equity analysts for our Individual segment, as well as additional compensation expense related to our VARDS acquisition.  Shareholder servicing fees related to Morningstar Managed Portfolios increased due to an increase in assets under management. Stock-based compensation expense contributed $0.4 million to the increase in cost of goods sold compared with the first quarter of 2004.  Our gross margin was 70.1% in the first quarter of 2005, compared with 70.2% in the first quarter of 2004.

Development expense increased $1.7 million, or 53.2%, to $5.1 million in the first quarter of 2005 from $3.4 million in the first quarter of 2004.  The increase was primarily driven by a $0.9 million reduction in capitalized internal product development costs as many of the projects for which we capitalized internal product development costs last year have been placed into service.  Increased compensation expense, primarily in our Advisor and Institutional businesses, and increased stock-based compensation expense also contributed to the increase in development expense.  As a percentage of revenue, development expense was 9.7% in the first quarter of 2005, compared with 8.2% in the first quarter of 2004.

Sales and marketing expense increased $1.4 million, or 17.0%, to $9.8 million in the first quarter of 2005 from $8.4 million in the first quarter of 2004, largely because of higher compensation and sales commission expense for our Advisor and Institutional businesses.  Stock-based compensation expense also contributed to the increase.  As a percentage of revenue, sales and marketing expense was 18.4% in the first quarter of 2005, compared with 20.3% in the first quarter of 2004.

General and administrative expense increased $4.4 million, or 50.6%, to $13.1 million in the first quarter of 2005 from $8.7 million in the first quarter of 2004. This increase was primarily driven by a $2.1 million increase in stock-based compensation expense. The increase also reflects increased compensation expense (including bonus) of $1.2 million related to higher staffing levels in our corporate departments and an increase in professional fees of approximately $1.1 million related to various corporate initiatives, the subpoena from the New York Attorney General’s office, and examinations by the Securities and Exchange Commission.  As a percentage of revenue, general and administrative expense was 24.6% in the first quarter of 2005, compared with 21.1% in the first quarter of 2004.

Stock-based compensation expense increased $2.8 million, or 134.6%, to $4.9 million in the first quarter of 2005 from $2.1 million in the first quarter of 2004.  The increase includes a $3.2 million increase in expense related to stock options accounted for using the liability method.  In the first quarter of 2005, the fair value per share of our common stock increased $1.00, resulting in stock-based compensation expense of $2.8 million under the liability method compared with a reduction of $0.27 in the fair value per share in the first quarter of 2004 which resulted in $0.4 million of stock-based compensation income under the liability method. The increase in stock-based compensation under the liability method was partially offset by a $0.4 million decrease in expense related to stock options accounted for under the equity method, as certain stock options granted in previous years are now fully vested and therefore no longer involve recording additional expense.  We did not grant any stock options in the first quarter of 2005.  As a percentage of revenue, stock-based compensation expense was 9.2% in the first quarter of 2005 compared with 5.1% in the first quarter of 2004. Stock-based compensation expense is reflected in each of the appropriate expense categories.

Consolidated bonus expense increased $0.8 million, or 19.1%, to $5.1 million in the first quarter of 2005 from $4.3 million in the first quarter of 2004.  The increase compared with the prior year reflects a larger percentage of the full-year bonus recorded in the first quarter of 2005 compared with the first quarter of 2004.  In 2004, a special bonus established for our analyst team began subsequent to the first quarter.  Expense for bonuses is reflected in each of the appropriate expense categories.

Depreciation and amortization expense increased $0.6 million, or 32.3%, to $2.4 million in the first quarter of 2005 from $1.8 million in the first quarter of 2004. This increase was mainly driven by amortization of the intangible assets related to the VARDS acquisition and depreciation and amortization expense for computer equipment, leasehold improvements, and capitalized product development costs. We are currently in the process of finalizing the purchase price allocation related to the VARDS acquisition.  This may result in a revision of the amortization expense related to intangible assets acquired as part of this acquisition.

Consolidated Free Cash Flow

We generated negative free cash flow of approximately $3.2 million in the first quarter of 2005, reflecting cash used for operating activities of $2.2 million and capital expenditures of $1.0 million. Free cash flow decreased by approximately $4.9 million from a positive free cash flow of $1.7 million in the first quarter of 2004.  The decrease in free cash flow reflects a $5.4 million decline in cash provided by operating activities partially offset by a $0.5 million reduction in capital expenditures.

The decrease in cash provided by operating activities in the first quarter of 2005 is primarily because of an increase in bonus payments.  In the first quarter of 2005, we made annual bonus payments of approximately $18.0 million compared with approximately $11.0 million of annual bonus payments in the first quarter of 2004. The higher bonuses were the result of strong 2004 operating performance and a special bonus paid to our analyst team in connection with the ramp-up of our independent equity research business. The decrease in cash provided by operating activities is also because of income tax payments of $3.7 million made in the first quarter of 2005. In the first quarter of 2004 we did not make any significant income tax payments due to the net operating loss carryforwards available from prior years.

Segment Business Results – Individual

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Our Individual segment provides products and services for the individual investor.  The largest product in this segment is paid Premium service for our Web site, Morningstar.com.  We also earn revenue from selling advertising on Morningstar.com.  We offer various print publications on stock and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds.  This business segment also produces independent research on stocks and funds.  We include revenue from providing independent equity research associated with the Global Analyst Research Settlements in our Individual segment. All of our Individual revenue is currently generated in the United States.  In the first quarter of 2005 and 2004, this segment represented, before intersegment eliminations, 29.1% and 25.4%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2005	2004	% Change
Revenue	$15,508	$10,461	48.2%
Operating income	$4,007	$1,112	260.3%
Operating margin (%)	25.8%	10.6%	NMF

NMF – not meaningful

Revenue for the Individual segment increased $5.0 million in the first quarter of 2005 compared with the first quarter of 2004.  The increase primarily reflects revenue from our independent equity research associated with the Global Analyst Research Settlements and growth in Morningstar.com Premium membership and Internet advertising sales.  These increases were partially offset by lower revenue from some of our more mature products such as Morningstar Mutual Funds and Morningstar FundInvestor. Subscriptions for Morningstar.com Premium service increased to 138,364 as of March 31, 2005, compared with 124,294 as of March 31, 2004.

Operating income for the Individual segment increased $2.9 million in the first quarter of 2005 compared with the first quarter of 2004, as revenue growth outpaced expense growth.  The revenue increase of $5.0 million was partially offset by an increase of approximately $2.1 million in operating expense.  Cost of goods sold and general and administrative expenses accounted for most of the increase in operating expense.  The increase in cost of goods sold during the first quarter of 2005 was primarily caused by an increase in compensation expense because of higher staffing levels related to the Global Analyst Research Settlements.  Our equity analyst team consisted of 79 analysts as of March 31, 2005 compared with 38 as of March 31, 2004.  General and administrative expense increased because of higher corporate overhead expense.

Segment Business Results – Advisor

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Our Advisor segment focuses on products and services for financial advisors.  Our key products in this segment are Morningstar Advisor Workstation and Principia.  Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for investment research, planning, and client presentations.  Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms.  Principia is our CD-ROM-based investment research software.  In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary investment management program made up of mutual fund portfolios that financial advisors can use for their clients’ taxable and tax-deferred accounts.  In the first quarter of 2005 and

2004, this segment represented, before intersegment eliminations, 31.0% and 33.4%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics	2005	2004	% Change
Revenue	$16,491	$13,727	20.1%
Operating income	$4,016	$3,377	18.9%
Operating margin (%)	24.4%	24.6%	NMF

NMF – not meaningful

Morningstar Advisor Workstation and Morningstar Managed Portfolios made the largest contributions to the Advisor Segment’s revenue growth of $2.8 million in the first quarter of 2005 compared with the first quarter of 2004. Principia revenue was relatively unchanged compared with 2004.  The VARDS acquisition contributed $0.1 million to revenue in this segment during the first quarter of 2005.  The number of licenses for Morningstar Advisor Workstation increased to 89,557 as of March 31, 2005, compared with 60,825 as of March 31, 2004.  The number of subscriptions for Principia declined to 48,366 as of March 31, 2005, compared with 49,492 as of March 31, 2004.  Assets under management for Morningstar Managed Portfolios were $1.0 billion as of March 31, 2005, compared with $586.4 million as of March 31, 2004.

Operating income increased $0.6 million to $4.0 million in the first quarter of 2005, compared with $3.4 million in the first quarter of 2004. The $2.8 million increase in revenue was offset by an increase in operating expense of approximately $2.2 million across all expense categories.  Sales and marketing expense increased because of higher compensation-related expense, including commissions related to sales of Advisor Workstation and Principia. General and administrative expense increased primarily because of higher corporate overhead expense.  Cost of goods sold increased because of an increase in shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios. Development expense increased slightly because of higher compensation expenses related to increased headcount compared with the first quarter of 2004. The decline in operating margin was primarily caused by increases in sales and marketing expense and general and administrative expense as a percentage of revenue.

Segment Business Results – Institutional

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, and retirement plan providers and sponsors.  Our Institutional products focus on Web-based investment software and electronic data feeds.  We also offer print products and consulting services.  Key products in this segment are Morningstar Direct, Morningstar Retirement Manager, Licensed Data, and Investment Consulting.  In the first quarter of 2005 and 2004, this segment represented, before intersegment eliminations, 41.9% and 44.9%, respectively, of our consolidated revenue.  We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three months ended March 31
Key Metrics ($000)	2005	2004	% Change
Revenue	$22,306	$18,452	20.9%
Operating income	$4,975	$3,791	31.2%
Operating margin (%)	22.3%	20.5%	NMF

NMF - not meaningful

Revenue increased $3.8 million in the first quarter of 2005 compared with the first quarter of 2004, driven primarily by Investment Consulting and Licensed Data. Morningstar Direct and Licensed Tools and Content also contributed to revenue growth in the quarter.  The VARDS acquisition contributed $0.6 million to revenue in this segment in the first quarter of 2005. The number of licenses for Morningstar Direct was 797 as of March 31, 2005 compared with 775 as of December 31, 2004. We will begin reporting year-over-year comparisons for Morningstar Direct in the second quarter of 2005. As of March 31, 2005, more than 11 million plan participants had access to our advice and guidance services in Morningstar Retirement Manager through approximately 69,000 plan sponsors and 29 plan providers.  We had $151.1 million in assets under management in the managed retirement accounts offered through Morningstar Retirement Manager as of March 31, 2005, compared with $38.2 million as of March 31, 2004.  Exchange-traded funds that are based on the Morningstar Indexes and offered by a third party had assets totaling approximately $356 million as of March 31, 2005.

Operating income increased $1.2 million in the first quarter of 2005 compared with the first quarter of 2004.  The increase was primarily due to revenue growth of $3.8 million. Operating expense increased $2.6 million, or 18.2%, reflecting increases across all expense categories.  The increase in cost of goods sold reflects higher compensation expense including costs relating to the VARDS acquisition in the first quarter of 2005.  Sales and marketing expense increased because of higher compensation and sales commissions expense compared with the first quarter of 2004.  General and administrative expense increased because of higher corporate overhead.

Corporate and Eliminations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Our corporate items and eliminations include stock-based compensation expense, capitalized internal product development costs and related amortization, and amortization related to intangible assets.  The following table shows the components of our corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three months ended March 31
($000)	2005	2004	% Change
Stock-based compensation expense	$4,887	$2,083	134.6%
Capitalized internal product development costs	(73)	(986)	(92.6)%
Depreciation and amortization	1,263	563	124.3%
Other	43	(16)	NMF
Corporate items and eliminations	$6,120	$1,644	272.3%

NMF – not meaningful

The increase of $4.5 million in corporate items and eliminations is due primarily to the $2.8 million increase in stock-based compensation expense, a $0.9 million reduction in capitalized labor, and a $0.7 million increase in depreciation and amortization, which mainly reflects our current estimate of amortization expense associated with intangible assets resulting from the purchase price allocation of the VARDS acquisition.

Non-Operating Income

The following table represents the components of our non-operating income:

	Three months ended March 31
($000)	2005	2004
Interest income, net	$449	$224
Other income, net	260	38
Non-operating income, net	$709	$262

Net interest income primarily reflects interest from our investment portfolio.  Net interest income increased $0.2 million in the first quarter of 2005 compared with the first quarter of 2004 because our invested cash balances increased.

Net other income primarily represents royalty income from Morningstar Japan K.K., realized gains and losses from our investment portfolio, and foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations.

Income Tax Expense

The following table summarizes the components of our effective income tax expense rate:

	Three months ended March 31
($000)	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$7,587	$6,898
Equity in net income of unconsolidated entities	480	282
Total	$8,067	$7,180
Income tax expense	$4,060	$2,674
Effective income tax expense rate	50.3%	37.2%

In both the first quarter of 2005 and 2004, the income tax expense reflects the impact of expense (income) related to incentive stock options for which no income tax benefit (expense) is recorded and the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations.  The increase in the effective income tax rate in the first quarter of 2005 compared with the first quarter of 2004 is due primarily to an increase in the stock-based compensation expense recorded under the liability method which is related to incentive stock options.  The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable.

Liquidity and Capital Resources

General. We believe that our available cash balances and investments, along with cash generated from operations and the net proceeds to us from the exercise of the underwriters’ over-allotment option, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. These cash equivalents and investments have a weighted average maturity of six months, and no single security has a maturity greater than 24 months.

Cash and cash equivalents. As of March 31, 2005 we had cash and cash equivalents of $46.6 million, a decrease of $12.9 million compared with December 31, 2004.  The decrease primarily reflects $2.2 million in cash used for operating activities and $10.6 million in cash used for investing activities.  In addition to the $46.6 million of cash and cash equivalents as of March 31, 2005, we had $37.5 million of investments, consisting primarily of fixed-income securities.

Cash provided by (used for) operating activities.  Cash used for operating activities was $2.2 million in the first quarter of 2005, compared with $3.2 million of cash provided by operating activities in the first quarter of 2004.  The $5.4 million decline in operating cash flows in the first quarter of 2005 compared with the prior year was mainly because of an increase in annual bonus payments compared with the first quarter of 2004.  In the first quarter of 2005 and 2004, we paid bonuses of approximately $18.0 million and $11.0 million, respectively, related to prior years’ performance. The higher bonuses were the result of strong 2004 operating performance and a special bonus paid to our analyst team in connection with the ramp-up of our independent equity research business. In addition, in the first quarter of 2005 we made income tax payments of $3.7 million. In the first quarter of 2004 we did not make any significant tax payments due to the net operating loss carryforwards available from prior years.

Excluding the impact of the bonus and income tax payments discussed above, in the first quarter of 2005 our working capital decreased reflecting increases in accrued bonuses related to the current year’s performance and accrued income taxes.  The increase in accounts receivable, resulting primarily from higher client billings, precipitated a corresponding increase in deferred revenue. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions for our customers, we often have significant deferred revenue, which is shown as a liability on our balance sheet.  This means our working capital may at times be negative.  As of March 31, 2005 and December 31, 2004, our deferred revenue was $72.3 million and $63.4 million, respectively.

Cash used for investing activities.  Cash used for investing activities increased $2.5 million to $10.6 million in the first quarter of 2005 from $8.1 million in the first quarter of 2004.

Purchases of investments, net of proceeds from the sale of investments, were $1.5 million in the first quarter of 2005 compared with $6.4 million in the first quarter of 2004.  As of March 31, 2005 and December 31, 2004, our investments, consisting primarily of fixed-income securities, were $37.5 million and $36.0 million, respectively.  The increase in the investment balance reflects the transfer of cash that we have determined exceeds our immediate operating needs into our investment portfolio.

Capital expenditures were $1.0 million in the first quarter of 2005 and $1.5 million in the first quarter of 2004.  Capital expenditures are primarily for leasehold improvements, computer hardware, and capitalized product development costs.  We anticipate that our capital expenditures in 2005 will be approximately $8.0 million including $2.1 million for infrastructure and development capabilities in the United Kingdom and China.

Cash used for acquisitions was $8.2 million in the first quarter of 2005 and $0.2 million in the first quarter of 2004.  In January 2005 we acquired VARDS from Finetre Corporation.  In February 2004 we purchased the remaining 51% of Morningstar Norge AS (“Morningstar Norway”) that we did not previously own.

Cash provided by (used for) financing activities. Cash provided by (used for) financing activities consists primarily of payments of long-term debt and capital lease obligations and proceeds from stock option exercises.

In the first quarter of 2005, cash flows provided by financing activities were $0.1 million, primarily reflecting proceeds from stock option exercises.  In the first quarter of 2004, cash flows used for financing activities were $6.5 million.  Substantially all of this amount reflects our repayment of the promissory note payable to Joe Mansueto, our chairman, chief executive officer, and controlling shareholder.  The obligation and related interest were paid in full.

Under the 1993 Morningstar Stock Option Plan, subject to certain conditions, holders of vested options were permitted, prior to completion of our initial public offering, to exercise their options and immediately resell to us the shares of common stock obtained from the exercise at a price equal to the fair value of the shares, as determined by our board of directors. We have the right to pay this balance in equal installments over a period of five years, with the deferred balance accruing interest at a floating rate based on the U.S. Treasury bill. As of March 31, 2005, we reported among our other liabilities $0.9 million of deferred obligations relating to such repurchases. We expect to satisfy these obligations in full within in the next 12 months.

Acquisitions

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit from Finetre Corporation for $8.2 million in cash.  VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities.  The service is also used by many brokerage firms for research, due diligence, and suitability determination.  We believe this acquisition strengthens our investment database and should help provide investors with the information they need to make well-informed decisions when investing in variable annuities.  The acquisition contributed approximately $0.7 million of revenue in the first quarter of 2005.

Morningstar Norway

In February 2004, we purchased the remaining 51% of Morningstar Norway that we did not previously own.  The purchase price consisted of $0.2 million in cash and approximately $0.1 million of other consideration.  Prior to this transaction, we accounted for our investment in Morningstar Norway using the equity method.

Initial Public Offering

In May 2005 we completed our initial public offering of 7,612,500 shares of our common stock.  These shares commenced trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN.” All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares. In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.

On May 17, 2005, the underwriters exercised their over-allotment option in full. We estimate that the net proceeds to us from the exercise of the underwriters’ over-allotment option will be approximately $18.2 million, based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.

We intend to use the net proceeds to us from the exercise of the underwriters’ over-allotment option for general corporate purposes, including working capital. We do not have more specific plans for the net proceeds to us. Pending use for the general corporate purposes described above, we intend to invest the net proceeds to us in direct or guaranteed obligations of the United States government or cash.

Stock Option Grant

In April 2005 our board of directors authorized for grant in 2005 options to acquire 1.1 million shares of common stock under our 2004 Stock Incentive Plan.  On May 2, 2005 we granted options to acquire 969,184 shares of common stock at an initial exercise price equal to the initial public offering price of $18.50 per share.

Reclassification of Stock Options Accounted for as Liabilities to Additional Paid-in Capital

As a result of the completion of our initial public offering in May 2005, we will no longer be required to settle any options in cash.  As a result, the liabilities associated with these options will be reclassified to additional paid-in capital in the second quarter of 2005.  As of March 31, 2005  we had $16.8 million of stock options accounted for as current liabilities and $25.7 million of stock options accounted for as long-term liabilities.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  In April 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by SFAS No. 123 (R)).  Therefore, the required effective date of SFAS No. 123 (R) for public companies with a fiscal year-end that corresponds to the calendar year is January 1, 2006 instead of July 1, 2005.  However, companies are still permitted to adopt the standard earlier than the required date.  We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R) on our current practice of voluntarily recognizing stock-based compensation expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We may be subject to risk from fluctuating interest rates. As of March 31, 2005 our portfolio of cash equivalents and investments had a weighted average maturity of less than six months, and no single investment in the portfolio had a maturity greater than 24 months. Our investment portfolio is actively managed and may suffer losses due to fluctuating interest rates, market prices, or adverse security selection. At March 31, 2005, our investments, consisting primarily of fixed-income securities, were $37.5 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.2 million.

As our non-U.S. revenue increases as a percentage of revenue over the long-term, fluctuations in foreign currencies present a greater potential risk. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART 2                            OTHER INFORMATION

Item 1                                      Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part 1., Item 1. of this Quarterly Report on Form 10-Q.

Item 2                                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, we sold an aggregate of 5,370 shares of common stock to six employees through option exercises at prices ranging from $1.72 to $14.13 per share, for aggregate cash consideration of $27,289. The options were granted and the underlying shares were sold pursuant to Morningstar’s option plans. These sales were not registered under the Securities Act.  At the time the options were granted, each recipient was employed by Morningstar. The option grants and sales of the underlying shares were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to written compensatory benefits plans. All recipients either received adequate information about Morningstar or had access through their employment to such information.

In May 2005 we completed our initial public offering of 7,612,500 shares of our common stock.  The offer and sale of these shares were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-115209), which was declared effective by the Securities and Exchange Commission on May 2, 2005.  The managing underwriter of this offering was WR Hambrecht + Co.  All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares.  In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.

On May 17, 2005, the underwriters exercised their over-allotment option in full.  We estimate that the net proceeds to us from the exercise of the underwriters’ over-allotment option will be approximately $18.2 million, based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by us.

We intend to use the net proceeds to us from the exercise of the underwriters’ over-allotment option for general corporate purposes, including working capital. We do not have more specific plans for the net proceeds to us. Pending use for the general corporate purposes described above, we intend to invest the net proceeds to us in direct or guaranteed obligations of the United States government or cash.

Item 5                                      Other Information

Our goal is to communicate equally with all shareholders, without special treatment for large shareholders or research analysts. To avoid the potential for selective disclosure of information, we intend to avoid giving guidance about our future business performance or any assessments of future-looking financial models created by outside analysts.  Instead of holding one-on-one investor meetings and conference calls, we will answer questions from investors in written form on a regular basis.

We encourage all interested parties—including securities analysts, current shareholders, potential shareholders, and others—to submit questions to us in writing. If you have a question about our business, please send an e-mail to investors@morningstar.com, contact us via fax at 312-696-6009, or write to us at the following address:

Morningstar, Inc.
Investor Relations
225 West Wacker Drive
Chicago, IL 60606

We will make written responses to selected inquiries available to all shareholders at the same time in Form 8-Ks furnished to the SEC.  We plan to make the selected responses, if any, available on the first Friday of every month.

Our goal in establishing this policy is to allow all investors equal access to information about Morningstar’s operations, strategy, and ongoing business plans. In addition, we believe this policy will allow our management team to spend more time managing our business and building shareholder value over time.

Item 6                                      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 18, 2005	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer and Secretary