Form 10-Q
period 2005-06-30
Morningstar, Inc.
filed 2005-08-11
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 5, 2005, there were 39,906,273 shares of the Company’s common stock, no par value per share, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

INDEX

PART 1	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Unaudited Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosure about Market Risk

Item 4	Controls and Procedures

PART 2	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

SIGNATURE

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)	2005	2004	2005	2004

Revenue	$56,243	$43,244	$109,447	$84,371

Operating expense (1):
Cost of goods sold	15,674	14,908	31,586	27,174
Development	4,593	3,664	9,742	7,025
Sales and marketing	9,845	8,284	19,630	16,649
General and administrative	11,135	11,176	24,219	19,864
Depreciation and amortization	1,852	1,788	4,248	3,599
Total operating expense	43,099	39,820	89,425	74,311

Operating income	13,144	3,424	20,022	10,060

Non-operating income:
Interest income, net	605	210	1,054	434
Other income (expense), net	(200)	58	60	96
Non-operating income, net	405	268	1,114	530

Income before income taxes and equity in net income of unconsolidated entities	13,549	3,692	21,136	10,590

Income tax expense	4,600	2,440	8,660	5,114

Equity in net income of unconsolidated entities	549	97	1,029	379

Net income	$9,498	$1,349	$13,505	$5,855

Basic income per share	$0.24	$0.04	$0.35	$0.15
Diluted income per share	$0.22	$0.03	$0.31	$0.14

Weighted average shares outstanding:
Basic	39,064	38,397	38,758	38,416
Diluted	43,742	41,528	42,994	41,534

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
(1) Includes stock-based compensation expense of:
Cost of goods sold	$264	$526	$928	$784
Development	105	267	380	414
Sales and marketing	128	306	453	462
General and administrative	1,441	3,017	5,064	4,539
Total stock-based compensation expense	$1,938	$4,116	$6,825	$6,199

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2005	December 31 2004

Assets
Current assets:
Cash and cash equivalents	$66,884	$35,907
Investments	49,123	59,556
Accounts receivable, less allowance of $399 and $256, respectively	40,286	33,668
Deferred tax asset, net	1,993	2,373
Other	4,705	4,250
Total current assets	162,991	135,754

Property, equipment, and capitalized software, net of accumulated depreciation of $37,675 and $34,011, respectively	15,851	17,521
Investments in unconsolidated entities	15,589	14,704
Goodwill	16,630	14,408
Intangible assets, net	7,597	1,573
Deferred tax asset, net	29,590	27,105
Other assets	1,416	2,296
Total assets	$249,664	$213,361

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,807	$12,085
Accrued compensation	15,243	20,204
Income tax payable	2,694	3,763
Deferred revenue	68,899	63,363
Accrued stock-based compensation	—	15,874
Long-term debt – current portion	—	18
Other	2,701	3,545
Total current liabilities	101,344	118,852

Accrued compensation	1,978	3,567
Accrued stock-based compensation	—	23,943
Other long-term liabilities	2,231	2,618
Total liabilities	105,553	148,980

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 39,777,273 and 38,446,614 shares were outstanding as of June 30, 2005 and December 31, 2004, respectively	4	4
Treasury stock at cost, 233,334 shares at June 30, 2005 and December 31, 2004	(3,280)	(3,280)
Additional paid-in capital	214,444	148,144
Accumulated deficit	(68,220)	(81,725)
Accumulated other comprehensive income:
Currency translation adjustment	1,265	1,340
Unrealized losses on available for sale securities	(102)	(102)
Total accumulated other comprehensive income	1,163	1,238
Total shareholders’ equity	144,111	64,381
Total liabilities and shareholders’ equity	$249,664	$213,361

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2005

(in thousands, except share amounts)			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Common Stock
	Shares	Par
	Outstanding	Value
Balance, December 31, 2004	38,446,614	$4	$(3,280)	$148,144	$(81,725)	$1,238	$64,381
Comprehensive income:
Net income		—	—	—	13,505	—	13,505
Reclassification adjustment for realized gains included in net income		—	—	—	—	(3)	(3)
Unrealized gain on investments, net of income tax benefit		—	—	—	—	3	3
Foreign currency translation adjustment		—	—	—	—	(75)	(75)
Total comprehensive income		—	—	—	13,505	(75)	13,430
Issuance of common stock related to initial public offering, net of related costs	1,141,875	—	—	18,108	—	—	18,108
Issuance of common stock related to stock option exercises, net	188,784	—	—	2,432	—	—	2,432
Reclassification of stock-based compensation liabilities		—	—	41,589	—	—	41,589
Stock-based compensation		—	—	4,015	—	—	4,015
Tax benefit derived from stock option exercises		—	—	156	—	—	156
Balance, June 30, 2005	39,777,273	$4	$(3,280)	$214,444	$(68,220)	$1,163	$144,111

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2005	2004

Operating activities
Net income	$13,505	$5,855
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,248	3,599
Deferred income tax expense (benefit)	(1,277)	2,991
Stock-based compensation expense	6,825	6,199
Provision for bad debt	114	111
Equity in net income of unconsolidated entities	(1,029)	(379)
Foreign exchange loss	60	—
Other, net	(48)	(140)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,477)	(752)
Other assets	401	(591)
Accounts payable and accrued liabilities	106	(4,682)
Accrued compensation	(6,683)	(2,551)
Income taxes payable	(1,069)	1,332
Deferred revenue	4,067	3,036
Other liabilities	(1,094)	(137)
Cash provided by operating activities	11,649	13,891

Investing activities
Purchases of investments	(29,941)	(28,768)
Proceeds from sale of investments	40,410	23,481
Capital expenditures	(2,327)	(3,309)
Acquisitions, net of cash acquired	(8,157)	(210)
Other, net	18	38
Cash provided by (used for) investing activities	3	(8,768)

Financing activities
Payments of long-term debt and capital lease obligations	(18)	(6,548)
Proceeds from stock options exercises	1,392	92
Proceeds from initial public offering	18,108	—
Cash provided by (used for) financing activities	19,482	(6,456)

Effect of exchange rate changes on cash	(157)	(252)
Net increase (decrease) in cash and cash equivalents	30,977	(1,585)
Cash and cash equivalents – beginning of period	35,907	31,845
Cash and cash equivalents – end of period	$66,884	$30,260

Supplemental disclosure of cash flow information:
Cash paid for taxes	$10,736	$498
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available for sale investments	$3	$80
Non-cash consideration related to acquisition	$—	$69

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2004 included in the Company’s Prospectus filed with the SEC on May 4, 2005.

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities.  Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process which occurs approximately every seven to 35 days.   Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions.  Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents.  Accordingly, we have reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets.  The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of December 31, 2004, June 30, 2004, and December 31, 2003 was $23,586,000, $21,262,000, and $21,664,000, respectively.  We have also made related adjustments to the Condensed Consolidated Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities.  The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

2.  Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005.

3. Acquisitions, Goodwill, and Other Intangible Assets

Variable Annuity Research and Data Service

In January 2005, we acquired Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8,157,000 in cash.  The results of VARDS’ operations have been included in our Condensed Consolidated Financial Statements beginning in January 2005. VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities.  The service is also used by many brokerage firms for research, due diligence, and suitability determination.  We believe this acquisition will expand and supplement our current product offerings, primarily in our Institutional and Advisor segments.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

($000)
Accounts receivable	$639
Deferred tax asset	775
Other assets	57
Intangible assets	6,370
Goodwill	2,274
Liabilities, primarily deferred revenue	(1,958)
Total purchase price	$8,157

The acquired intangible assets include $5,700,000 of customer-related assets, consisting primarily of acquired customer contracts; $430,000 for technology-based assets, consisting of a database and developed software; and $240,000 related to supplier relationships.

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

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2004 to June 30, 2005:

($000)
Balance as of January 1, 2004	$14,075
Goodwill acquired related to Morningstar Norway	248
Other, primarily currency translation adjustment	85
Balance as of December 31, 2004	$14,408
Goodwill acquired related to VARDS	2,274
Other, primarily currency translation adjustment	(52)
Balance as of June 30, 2005	$16,630

We did not record any impairment losses in the quarter or year-to-date periods ended June 30, 2005 or 2004, respectively.

Other Intangible Assets

We amortize intangible assets using the straight-line method over their economic useful lives.  The following table summarizes our intangible assets:

	As of June 30, 2005				As of December 31, 2004
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$1,132	$(324)	$808	7	$1,132	$(243)	$889	7
Customer-related assets	6,571	(392)	6,179	18	871	(187)	684	7
Supplier relationships	240	(6)	234	20	—	—	—	—
Technology-based assets	430	(54)	376	4	—	—	—	—
Total intangible assets	$8,373	$(776)	$7,597	16	$2,003	$(430)	$1,573	7

Amortization expense was $346,000 and $143,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

We estimate that aggregate amortization expense for intangible assets will be $692,000 in each of the years ending December 31, 2005, 2006, and 2007, $635,000 in each of the years ending December 31, 2008 and 2009, and $440,000 in the year ending December 31, 2010.

4.  Income Per Share

We compute basic and diluted income per share by dividing net income by the applicable number of weighted average common shares outstanding during each year.  For purposes of determining diluted income per share, we adjust the recorded net income for the stock-based compensation expense related to stock options recorded under the liability method to reflect the effect based on assumed share settlement (the equity method), if the impact of this calculation is more dilutive.  (See Note 11, Stock-Based Compensation, in the Notes to our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005.)  Diluted income per share also includes the assumed impact, using the treasury stock method, of converting stock options with an exercise price below the average fair market value of our common stock.

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2005	2004	2005	2004

Basic income per share:
Net income	$9,498	$1,349	$13,505	$5,855
Weighted average common shares outstanding	39,064	38,397	38,758	38,416
Basic income per share	$0.24	$0.04	$0.35	$0.15

Diluted income per share:
Net income	$9,498	$1,349	$13,505	$5,855

Weighted average common shares outstanding	39,064	38,397	38,758	38,416
Net effect of dilutive stock options based on the treasury stock method	4,678	3,131	4,236	3,118
Weighted average common shares outstanding as adjusted for computing diluted income per share	43,742	41,528	42,994	41,534

Diluted income per share	$0.22	$0.03	$0.31	$0.14

5.  Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  The Individual segment focuses on products for the individual investor, including our U.S.-based Web site, Morningstar.com; independent equity research; and a variety of print and Web-based publications on stocks, mutual funds, and personal finance.

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

•                  The Institutional segment focuses on products and services for institutional clients, including banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan providers and sponsors.  Our key products and services in this segment are Morningstar Direct, a set of Web-based research tools that combines advanced performance and holdings-based analysis with access to our proprietary statistics; Licensed Data, a set of investment data spanning eight core databases; Morningstar Retirement Manager, a broad-based set of tools for retirement planning; and Investment Consulting, a service that helps institutions create and maintain managed investment portfolios.

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

Segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005, except for the capitalization and amortization of internal product development costs, stock-based compensation expense, and amortization of intangible assets.  We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow.  This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment.  Our segment disclosures include the business segment information provided to the chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The capitalization and amortization of internal product development costs, stock-based compensation expense, and amortization of intangible assets, as well as the elimination of intersegment revenue and expense, are included in the Corporate Items and Eliminations category to arrive at the consolidated financial information.

The following tables show selected segment data for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$14,982	$18,784	$22,477	$—	$56,243
Intersegment	646	—	550	(1,196)	—
Total revenue	15,628	18,784	23,027	(1,196)	56,243
Operating expense, excluding depreciation and amortization	10,229	13,573	16,869	576	41,247
Depreciation and amortization	287	361	475	729	1,852
Operating income (loss)	$5,112	$4,850	$5,683	$(2,501)	$13,144

Capital expenditures	$107	$217	$419	$563	$1,306

U.S. revenue					$49,117
Non-U.S. revenue					$7,126

	Three months ended June 30, 2004
($000)	Individual	Advisor	Institutional	Eliminations & Corporate Items	Total
Revenue:
External customers	$9,249	$15,727	$18,268	$—	$43,244
Intersegment	709	443	713	(1,865)	—
Total revenue	9,958	16,170	18,981	(1,865)	43,244
Operating expense, excluding depreciation and amortization	9,977	11,755	14,621	1,679	38,032
Depreciation and amortization	254	431	543	560	1,788
Operating income (loss)	$(273)	$3,984	$3,817	$(4,104)	$3,424

Capital expenditures	$7	$272	$94	$1,468	$1,841

U.S. revenue					$37,140
Non-U.S. revenue					$6,104

	Six months ended June 30, 2005
($000)	Individual	Advisor	Institutional	Eliminations & Corporate Items	Total
Revenue:
External customers	$29,888	$35,275	$44,284	$—	$109,447
Intersegment	1,248	—	1,049	(2,297)	—
Total revenue	31,136	35,275	45,333	(2,297)	109,447
Operating expense, excluding depreciation and amortization	21,442	25,690	33,713	4,332	85,177
Depreciation and amortization	575	719	962	1,992	4,248
Operating income (loss)	$9,119	$8,866	$10,658	$(8,621)	$20,022

Capital expenditures	$165	$327	$651	$1,184	$2,327

U.S. revenue					$95,348
Non-U.S. revenue					$14,099

June 30, 2005
U.S. long-lived assets	$14,142
Non-U.S. long-lived assets	$1,709

	Six months ended June 30, 2004
($000)	Individual	Advisor	Institutional	Eliminations & Corporate Items	Total
Revenue:
External customers	$19,055	$29,110	$36,206	$—	$84,371
Intersegment	1,364	787	1,227	(3,378)	—
Total revenue	20,419	29,897	37,433	(3,378)	84,371
Operating expense, excluding depreciation and amortization	19,080	21,687	28,698	1,247	70,712
Depreciation and amortization	500	849	1,127	1,123	3,599
Operating income (loss)	$839	$7,361	$7,608	$(5,748)	$10,060

Capital expenditures	$7	$375	$268	$2,659	$3,309

U.S. revenue					$72,303
Non-U.S. revenue					$12,068

June 30, 2004
U.S. long-lived assets	$15,848
Non-U.S. long-lived assets	$1,519

6.  Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	June 30, 2005	December 31, 2004
Available for sale	$47,220	$55,536
Held to maturity	438	2,850
Trading securities	1,465	1,170
Total	$49,123	$59,556

7.  Investments In Unconsolidated Entities

Investment in Japan—We account for our investment in Morningstar Japan K.K. (MJKK) by using the equity method.  Our investment in MJKK totaled $14,452,000 as of June 30, 2005 and $13,852,000 as of December 31, 2004. MJKK’s market value was approximately Japanese Yen 15.4 billion (approximately U.S. $139,200,000) as of June 30, 2005 and approximately Japanese Yen 10.7 billion (approximately U.S. $103,400,000) as of December 31, 2004.  As of June 30, 2005 and December 31, 2004, we owned approximately 35% of MJKK.

Joint Venture in Korea—We account for our investment in Morningstar Korea Ltd. (Morningstar Korea) by using the equity method.  Our investment in Morningstar Korea totaled $976,000 as of June 30, 2005 and $767,000 as of December 31, 2004.  Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of June 30, 2005 and December 31, 2004.

Other Investments in Unconsolidated Entities—As of June 30, 2005 and December 31, 2004 we had other equity investments with a book value of $161,000 and $85,000, respectively.

The following table shows condensed combined financial information for our investments in entities accounted for under the equity method as discussed above:

	Three months ended June 30		Six months ended June 30
($000)	2005	2004	2005	2004
Revenue	$3,709	$950	$7,004	$2,139
Operating income (loss)	$840	$(71)	$1,483	$(95)
Net income (loss)	$1,321	$26	$1,695	$(91)

8.  Initial Public Offering

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock.  These shares commenced trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN.” All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares.  In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.  In May 2005, the underwriters exercised their over-allotment option in full. We received net proceeds of $18,108,000 based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and $2,594,000 of offering expenses.

9.  Stock-Based Compensation

We have granted options under various stock option plans.  We account for these stock option plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Stock Based Compensation, using the equity method or the liability method, reflecting the terms of the respective stock option plans.  The option plans are more fully described in Note 11 to our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005.

The following table summarizes our various stock option plans and their accounting methods:

Stock Option Plan	Accounting Method
1993 Stock Option Plan (the 1993 Plan)	Liability method
1999 Incentive Stock Option Plan (the 1999 Plan)	Liability method
2000 Morningstar Stock Option Plan (the 2000 Plan)	Equity method
2001 Morningstar Stock Option Plan (the 2001 Plan)	Equity method
Morningstar Europe Stock Option Plan	Equity method
Morningstar 2004 Stock Incentive Plan (the 2004 Stock Incentive Plan)	Equity method

Prior to our initial public offering in May 2005, we accounted for options under the 1993 Plan and 1999 Plan using the liability method.  As of December 31, 2004, our balance sheet reflected $15,874,000 of current liabilities and $23,943,000 of long-term liabilities related to stock options accounted for using the liability method. As a result of our initial public offering in May 2005, we are no longer required to settle options under these plans in cash.  As a result, during the second quarter of 2005, we reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital.  In addition, because all of the options previously accounted for under the liability method are fully vested, no additional expense will be recorded for these options in future periods. As of June 30, 2005, we account for options outstanding under all other option plans using the equity method.

The following table summarizes our stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
($000)	2005	2004	2005	2004
Stock-based compensation expense under the liability method	$—	$2,381	$2,810	$1,957
Stock-based compensation expense under the equity method	1,938	1,735	4,015	4,242
Total stock-based compensation expense	$1,938	$4,116	$6,825	$6,199

We have periodically granted options to purchase common stock at an exercise price below the fair value per share of our common stock on the date of grant. The table below summarizes stock option activity for these option grants:

	Six months ended June 30
	2005		2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1	3,557,683	$10.39	1,936,624	$6.78
Canceled	(35,515)	$14.79	(550)	$8.57
Exercised	(66,879)	$14.72	—	$—
Options outstanding—June 30	3,455,289	$10.40	1,936,074	$6.78

Options exercisable	2,156,230	$8.32	1,737,823	$7.05

The following table summarizes stock option activity excluding activity for options to purchase common stock at an exercise price that was below the fair value per share of our common stock on the date of grant:

	Six months ended June 30
	2005		2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1	7,394,248	$10.67	7,556,364	$10.62
Granted	999,584	$18.69	—	$—
Canceled	(50,886)	$13.37	(42,116)	$11.93
Exercised	(179,376)	$7.99	(53,898)	$2.43
Options outstanding—June 30	8,163,570	$11.71	7,460,350	$10.66

Options exercisable	6,540,904	$10.80	5,930,700	$10.56

All of the options granted in the first six months of 2005 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using an estimated life of seven years and the applicable 10-year Treasury bond rate. There were no options granted in the first six months of 2004.

The weighted average fair value of the options granted in the first six months of 2005, calculated using a Black-Scholes option-pricing model, was $9.16 per share. We estimated the fair value of these options on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Expected life (years)	7.0
Expected volatility (%)	50%
Dividend yield (%)	—
Interest rate (%)	4.03%
Expected exercise price	$24.91
Fair value of common stock (per share)	$18.69

The table below shows additional information for options outstanding and options exercisable as of June 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
$1.72 - $2.77	2,413,701	3.08	$2.51	2,304,715	$2.49
$8.57 - $14.70	6,708,082	5.61	$12.55	6,052,799	$12.84
$15.01 - $28.02	2,497,076	9.59	$16.53	339,620	$15.01
$1.72 - $28.02	11,618,859	5.94	$11.32	8,697,134	$10.18

10.  Related Party Transactions

Under the 1993 Plan, and prior to our initial public offering, employees were able to exercise options and elect net cash settlement based on the difference between the exercise price and the fair value of our common stock.  If an employee exercised an option and elected net cash settlement, we had the right to make payments over a period of five years.  Interest accrues on any unpaid balance due the employee at a floating rate equal to the yield on the 13-week U.S. Treasury bill, adjusted on January 1 and July 1 of each year.  Additionally, in years prior to 2004, certain employees, including an officer of Morningstar, sold common stock back to Morningstar.  We also have the right to make payments to employees for the purchase price of these shares over a five-year period.  All of the remaining payments for these options and common stock repurchases will be made in the next 12 months.

Under our 1989 Nonqualified Stock Option Plan (the 1989 Plan), we granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, to an officer of Morningstar in 1989. These options were not exercised and expired in February 1999.  In February 1999, in conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the Agreement) with an officer of Morningstar. Under the terms of the Agreement, on any date that the officer exercises the right to purchase shares under the 1999 Plan, we shall pay to the officer $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

The following table shows our total liabilities recorded for stock options exercised, common stock repurchases, and the Agreement, as discussed above, included in the Unaudited Condensed Consolidated Balance Sheets:

($000)	June 30, 2005	December 31, 2004
Liability for stock options exercised	$341	$1,048
Liability for common stock repurchases	8	394
Liability for the Agreement	2,340	2,340
Total	$2,689	$3,782

We have included the liabilities for stock options exercised, common stock repurchases, and the Agreement in our Unaudited Condensed Consolidated Balance Sheets as follows:

($000)	June 30, 2005	December 31, 2004
Other current liabilities	$2,494	$3,337
Other non-current liabilities	195	445
Total	$2,689	$3,782

Interest expense incurred on the liabilities for stock options exercised and common stock repurchases was $5,000 for both the three months ended June 30, 2005 and 2004, and $12,000 and $11,000 for the six months ended June 30, 2005 and 2004, respectively.

11.  Income Taxes

The following table shows our effective income tax expense rate for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30		Six months ended June 30
($000)	2005	2004	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$13,549	$3,692	$21,136	$10,590
Equity in net income of unconsolidated entities	549	97	1,029	379
Total	$14,098	$3,789	$22,165	$10,969
Income tax expense	$4,600	$2,440	$8,660	$5,114
Effective income tax expense rate	32.6%	64.4%	39.1%	46.6%

Our effective income tax expense rate reflects the impact of expense related to incentive stock options for which no income tax benefit is recorded and the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations.  The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable.  The reduction in our quarter and year-to-date effective income tax expense rates compared with the prior-year periods primarily reflects lower expense related to incentive stock options.  In addition, in the second quarter of 2005, we recorded a deferred income tax benefit of $668,000 related to research and development expenses due to a change in Treasury regulations, which resulted in a one-time reduction of our effective income tax expense rate.

12.  Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich also was a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed.  The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company were ordered to pay Morningstar’s costs of the injunction proceedings.  On July 14, 2005, Mr. Rich and his company paid those costs (plus interest) in the amount of AU$115,820.81.

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

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to pay approximately Australian $925,000 to the court as security for such costs. The court stayed the proceedings by such companies pending the payment of the security and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. Such leave was, however, subject to the following conditions:  (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of such proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar

Australia for any such costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich must pay to the court, as security for Morningstar’s costs, approximately Australian $925,000 ordered to be paid by them as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings must also be paid to Morningstar.

Those conditions were satisfied as follows: (i) Mr. Rich provided the indemnity as ordered on 12 July 2005; (ii) Mr. Rich and his companies provided the first tranche of the security for Morningstar’s costs, in the amount of Australian $350,000, by way of bank guarantee on July 12, 2005; and (iii) Mr. Rich and his company paid to Morningstar the amount of Australian $115,820.81 on July 14, by way of costs.

On July 15, 2005, Mr. Rich and his companies filed a Further Amended Statement of Claim, consolidating the claims.

In May 2003, the parties adverse to Morningstar offered to settle all claims for Australian $6,500,000 plus costs of Australian $500,000, which then approximated U.S. $5,275,900. That offer has expired. In February 2004, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies, Morningstar recorded a reserve in this amount for these claims in the fourth quarter of 2003. While Morningstar is vigorously contesting the claims against it, this proceeding is not yet in the documentary discovery stage and its likely outcome cannot be determined at this time.

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

Morningstar Associates, LLC Subpoenas from New York Attorney General’s Office, Securities and Exchange Commission, and Department of Labor

In December 2004, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request in the form of a subpoena from the New York Attorney General’s office, seeking information and documents from Morningstar Associates related to an investigation the New York Attorney General’s office is conducting. While the subpoena is very broad, it specifically asks for information and documents about the investment consulting services Morningstar Associates offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. On December 16, 2004, shortly after the New York Attorney General’s office issued the subpoena, the SEC notified Morningstar Associates and Morningstar Investment Services, Inc. that it had begun an examination. In February 2005, the SEC issued a request to Morningstar Associates for the voluntary production of documents. The request is similar in scope to the New York Attorney General’s subpoena. In May 2005, Morningstar Associates received a request in the form of a subpoena from the United States Department of Labor, seeking information and documents from Morningstar Associates related to an investigation the Department of Labor is conducting.  While the Department of Labor subpoena is very broad, it is substantially similar in scope to the New York Attorney General and SEC subpoenas. In July 2005, the SEC issued a subpoena to Morningstar Associates. The subpoena is virtually identical to the SEC’s February 2005 request.  We have been fully cooperating with the New York Attorney General’s office, the SEC, and the Department of Labor.  Although we believe the focus of these investigations is on Morningstar Associates, information and documents pertaining to Morningstar, Inc. and Morningstar Investment Services also have been requested. We cannot predict the scope, timing, or outcome of these matters, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

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

13.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154).  SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable.   SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date that SFAS No. 154 was issued.  We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position, or cash flows.

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

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. We have historically generated significant recurring revenue because many of our products are sold through subscriptions or license agreements. In addition, our business has significant operating leverage because of the investments required to create proprietary databases and content. We strive to leverage these fixed costs by selling a wide variety of products and services to multiple investor segments, through multiple media and in many geographical markets. We believe that while the fixed costs of our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms and assets under management. We look for this operating leverage to be evident in our operations over the long term.

Our decentralized business structure includes three global business segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions. We consolidate the results of our international operations, except for our ventures in Japan, Korea, Denmark, and Sweden.

Industry Developments

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing tactics.

Within the individual investor market, we normally see a seasonal drop in investor interest and engagement over the summer months. This trend was evident to some degree in the second quarter, but average daily page views to Morningstar.com remained higher than the year-ago period. Within the financial-services industry, advertisers again demonstrated that they were willing to commit dollars to Internet ad sales, partly in response to strong economic growth and solid performance in the financial markets.

The fund industry continued to grow at a moderate rate, with positive net cash flows to most U.S.-based mutual fund asset classes. The total number of mutual funds in the United States has remained relatively stable compared with the year-ago period. In non-U.S. markets, the managed fund industry in Australia has been one of the faster-growing areas, fueled by mandatory superannuation contributions (required contributions made by employers to fund tax-advantaged retirement accounts for their employees) and the strong equity market.

We continue to see a groundswell of interest in alternative investment vehicles, such as exchange-traded funds, hedge funds, and separate accounts. In the individual investor market, several Web sites and other information providers have expanded coverage of exchange-traded funds to meet this demand. Retirement plan sponsors and providers have also been expanding the range of investment options to include hedge funds-of-funds and other asset types in 401(k) plans.

In the institutional market, many firms have been requesting coverage of additional data universes, such as non-U.S.-based funds, exchange-traded funds, closed-end funds, and hedge funds. We believe this indicates that investors’ portfolios are becoming more complex and that investors are seeking help from financial institutions with a broader set of investment options.

In the financial advisor market, compliance costs have been compressing profit margins for advisor firms, with the greatest impact on mid-tier independent broker-dealers who lack scale. As a result, there’s been an ongoing consolidation trend among middle-market broker-dealers. Increased point-of-sale disclosure requirements for mutual funds have also led to increased advisor interest in alternative vehicles, such as exchange-traded funds and separate accounts. Toward the end of the quarter, Citigroup announced that it would spin off its asset-management business to Legg Mason in exchange for the latter’s retail brokerage and capital markets business. This deal highlights the increased regulatory challenges faced by broker-dealer firms, which may encourage other companies to exit the fund business.

The regulatory environment for mutual funds and other investment vehicles is somewhat uncertain, however, after Chairman Bill Donaldson stepped down as head of the U.S. Securities and Exchange Commission at the end of June. Former U.S. Representative Christopher Cox has taken his place as the head of the commission. At this point, we do not know what impact this will have on the regulatory environment. In May 2005, the European Commission proposed a series of reforms that would strengthen shareholder rights and cross-border voting in various European markets.  We’re also continuing to monitor two proposed pension reform bills in the United States:  one that would allow retirement plan service providers to be compensated for giving investment advice to defined contribution plan participants, and another that would provide plan sponsors with a safe harbor from liability associated with investment advice given to plan participants as long as they designate a “qualified investment advisor” to give such investment advice.

Independent research providers continue to explore alternative revenue models after soft-dollar business models became less viable. Two new organizations, the National Research Exchange and Independent Research, were launched in the second quarter to act as clearinghouses for equity research. These companies aim to facilitate independent research by creating an arm’s-length process for issuers to obtain research reports without contracting directly with independent research providers. There continues to be ongoing debate about the role of intermediaries in the research process, however.

We believe that our company is well positioned for the current industry environment, and we don’t anticipate making any major changes to our growth strategy in response to industry developments in the second quarter.

Consolidated Business Results

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$56,243	$43,244	30.1%	$109,447	$84,371	29.7%
Operating income	13,144	3,424	283.9%	20,022	10,060	99.0%
Operating margin	23.4%	7.9%	NMF	18.3%	11.9%	NMF

Stock-based compensation expense	$1,938	$4,116	(52.9)%	$6,825	$6,199	10.1%

Cash provided by (used for) investing activities	5,968	(3,643)	NMF	3	(8,768)	NMF
Cash provided by (used for) financing activities	19,427	69	NMF	19,482	(6,456)	NMF

Cash provided by operating activities	$13,896	$10,724	29.6%	$11,649	$13,891	(16.1)%
Capital expenditures	(1,306)	(1,841)	(29.1)	(2,327)	(3,309)	(29.7)
Free cash flow	$12,590	$8,883	41.7%	$9,322	$10,582	(11.9)%

NMF - not meaningful

We define free cash flow as cash provided by operating activities less capital expenditures.  We have presented free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business.  Our management uses free cash flow to evaluate the performance of our business.  Free cash flow should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP) (such as cash provided by (used for) operating, investing, and financing activities), nor should this data be considered an indicator of our overall financial performance or liquidity.  Also, the free cash flow definition used by us may not be comparable to similarly titled measures reported by other companies.

Consolidated Revenue

Our consolidated revenue increased $13.0 million, or 30.1%, to $56.2 million in the second quarter of 2005 compared with

$43.2 million in the second quarter of 2004.  In the six months ended June 30, 2005, our consolidated revenue increased $25.0 million, or 29.7%, to $109.4 million compared with $84.4 million in the six months ended June 30, 2004. While revenue growth was strong in all three of our business segments, the Individual segment drove approximately 40% of the increase, with segment revenue increasing $5.6 million in the quarter and $10.7 million in the first six months of the year. This mainly reflects new revenue from independent equity research we’re providing to meet the terms of the Global Analyst Research Settlements which we include in our Individual segment. Our other two business segments also generated revenue growth, with Institutional segment revenue increasing $4.0 million for the quarter and $7.9 million for the year-to-date period, and Advisor segment revenue increasing $2.6 million for the quarter and $5.4 million for the year-to-date period.

Revenue associated with the Global Analyst Research Settlements accounted for the largest portion of the consolidated revenue increase in both the quarter and the year-to-date periods. Because we didn’t begin recognizing revenue from our independent equity research until the third quarter of 2004, the year-over-year comparison was highly favorable for the second-quarter period. Under the terms of the Global Analyst Research Settlements, 12 leading Wall Street investment banks agreed to set aside approximately $450 million to pay for independent research over a period of five years to provide independent research to their clients. During the third quarter of 2004, we entered into agreements with five major investment banks to provide independent equity research to meet the terms of the settlements. These agreements were structured as annual contracts that include both renewal and cancellation options. We have successfully retained these five contracts for the second year of the five-year period covered under the settlements.

The second biggest driver of consolidated revenue growth in the quarter and year-to-date periods was Morningstar Advisor Workstation. Growth in Advisor Workstation was generated primarily by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting the ongoing revenue impact of deals closed in prior periods.  We also signed several new contracts covering a large number of licenses during the quarter.

Our Investment Consulting business, specifically asset allocation services, was another major driver of consolidated revenue growth for the quarter and year-to-date periods. We continued to expand existing relationships for these services, leading to larger contract values and higher revenue recognized during the quarter.  Morningstar.com Premium service, Internet advertising sales, and Licensed Data, contributed most of the remaining increase for both the quarter and year-to-date periods.

In January 2005, we acquired the Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8.2 million in cash. This acquisition contributed revenue of $0.7 million and $1.4 million, respectively, in the second quarter and six months ended June 30, 2005.

Revenue from international operations increased $1.0 million, or 16.7%, to $7.1 million in the second quarter of 2005 compared with $6.1 million in the second quarter of 2004. Foreign currency translations contributed $0.4 million of this increase.  Excluding the impact of foreign currency translations, our international revenue increased approximately 10% in the second quarter of 2005.  Revenue from international operations increased $2.0 million, or 16.8%, to $14.1 million in the six months ended June 30, 2005 compared with $12.1 million in six months ended June 30, 2004. Foreign currency translations contributed $0.7 million of this increase. Excluding the impact of foreign currency translations, our international revenue increased approximately 11% in the six months ended June 30, 2005.

Excluding the impact of foreign currency translations and the VARDS acquisition, our consolidated revenue increased approximately 28% in the quarter and 27% in the six months ended June 30, 2005, compared with the prior-year periods.

Revenue Composition

To help investors evaluate our ongoing business results, we separate our revenue into three categories: 1) new revenue, which we define as revenue from selling additional products to current customers or from selling to new customers; 2) renewal revenue, which we define as revenue from renewals of subscriptions or licenses; and 3) “walk-in” revenue, which we define as revenue we expect to recognize during the year from subscriptions and license agreements in place as of January 1, 2005, adjusted for cancellations, currency translations, and other routine adjustments during the year. As we progress through the calendar year, we expect that walk-in revenue will represent a lower proportion of each quarter’s revenue as subscriptions and license agreements in place at the beginning of the year expire or come up for renewal; correspondingly, we expect that revenue from new contracts and renewals will represent a greater proportion of each quarter’s revenue.

The following table illustrates the composition of our 2004 revenue, our first and second quarter 2005 revenue, and the estimated composition of our 2005 revenue that will be recognized from business closed through the end of the second quarter.

Our second quarter 2005 revenue consisted of new revenue of $9.1 million, or 16.2%, of our total revenue for the quarter. Renewal revenue accounted for $12.9 million, or 23.0%, of our total revenue in the quarter. Walk-in revenue accounted for $34.2 million, or 60.8%, of our total revenue in the quarter.

Our estimate of 2005 walk-in revenue as of January 1, 2005, as revised in the first quarter of 2005, was $124.9 million. Cancellations during the first half of 2005, the impact of currency translations, and other routine adjustments further reduced this walk-in revenue by $3.4 million, or approximately 3%, to $121.5 million. During the first half of 2005, we closed renewals and brought in new business that will contribute an estimated $71.8 million to 2005 revenue.  We therefore expect that walk-in revenue plus the impact of new and renewal business closed during the first half of 2005 will be $193.3 million in 2005. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the remaining six months of 2005.

Consolidated Operating Expense

Our consolidated operating expense increased $3.3 million, or 8.2%, to $43.1 million in the second quarter of 2005 from $39.8 million in the second quarter of 2004.  This increase in consolidated operating expense was driven primarily by $3.2 million of additional compensation-related expense including salaries, benefits, sales commissions, and bonus expense. We had approximately 1,070 employees as of June 30, 2005, compared with approximately 900 employees as of June 30, 2004. The higher headcount includes additional technical staff for our development center in China and equity analysts in our U.S. operations.  Increases in the other expense categories were offset by a $2.2 million reduction in stock-based compensation expense.

For the year-to-date period, consolidated operating expense increased $15.1 million, or 20.3%, to $89.4 million from $74.3 million in the same period last year. The increase was driven primarily by $8.9 million of additional compensation-related expense including salaries, benefits, sales commissions, and bonus expense. An increase in professional fees of approximately $1.5 million and a $1.7 million reduction in capitalized product development costs also contributed to the year-to-date increase.  The remaining increase primarily related to a $0.6 million increase in depreciation and amortization expense and a $0.6 million increase in stock-based compensation expense.

Cost of Goods Sold

Cost of goods sold increased $0.8 million, or 5.1%, to $15.7 million in the second quarter of 2005 from $14.9 million in the second quarter of 2004.  For the year-to-date period, cost of goods sold increased $4.4 million, or 16.2%, to $31.6 million from $27.2 in the prior-year period.  The increase in cost of goods sold in both the quarter and year-to-date periods reflects additional compensation expense related to hiring additional equity analysts for our Individual segment, as well as additional compensation expense related to our VARDS acquisition.  Shareholder servicing fees related to Morningstar Managed Portfolios also contributed to the increase, particularly in the year-to-date period.  Fees increased because of an increase in assets under management.  In both the quarter and year-to-date periods, these increases were partially offset by a decrease in bonus expense, as last year’s bonus expense included a special bonus established for our analyst team.

Our gross margin in the second quarter of 2005 was 72.1% compared with 65.5% in the second quarter of 2004.  Our year-to-date gross margin was 71.1% compared with 67.8% in same period last year.  Gross margins improved partly because of a difference in the timing between revenue and expenses associated with the Global Analyst Research Settlements.  We began incurring compensation costs in the first half of 2004 in preparation for the ramp-up of our equity research efforts, but we didn’t begin recognizing the related revenue until the third quarter of 2004.

Development Expense

Development expense increased $0.9 million, or 25.4%, to $4.6 million in the second quarter of 2005 from $3.7 million in the second quarter of 2004 and increased $2.7 million, or 38.7%, to $9.7 million in the first six months of 2005 from $7.0 million in the first six months of 2004. The increase in both the quarter and year-to-date periods was driven primarily by a reduction in capitalized internal product development of $0.8 million and $1.7 million, respectively. Because many of the projects for which we capitalized product development costs last year have been placed into service, the ongoing costs are no longer eligible for capitalization and are expensed.  Increased compensation expense, primarily in our Advisor and Institutional businesses, also contributed to the increase in development expense in both the quarter and year-to-date periods. As a percentage of revenue, development was 8.2% in the second quarter of 2005 compared with 8.5% in the second quarter of 2004. In the first half of 2005, development expense as a percentage of revenue was 8.9% compared with 8.3% in the same period in 2004.

Sales and Marketing Expense

Sales and marketing expense increased $1.5 million, or 18.8%, to $9.8 million in the second quarter of 2005 from $8.3 million in the second quarter of 2004 and increased $3.0 million, or 17.9%, to $19.6 million in the first six months of 2005 from $16.6 million in the first six months of 2004. The increase in both the quarter and year-to-date periods primarily reflects higher compensation and sales commission expense for our Advisor and Institutional businesses. As a percentage of revenue, sales and marketing expense was 17.5% in the second quarter of 2005 compared with 19.2% in the prior-year period. In the year-to-date period, sales and marketing expense as a percentage of revenue was 17.9%, compared with 19.7% in the same period last year.

General and Administrative Expense

General and administrative expense decreased $0.1 million, to $11.1 million in the second quarter of 2005 from $11.2 million in the second quarter of 2004. For the six months ended June 30, 2005, general and administrative expense increased $4.3 million, or 21.9%, to $24.2 million from $19.9 million in the prior-year period.  Compensation-related expense increased $1.0 million and $2.1 million for the quarter and year-to-date periods, respectively, primarily because of higher staffing levels in our corporate departments, as we determined that additional positions were necessary to meet the demands of being a public company. Additionally, professional fees increased approximately $0.4 million and $1.5 million in the quarter and year-to-date periods, respectively, reflecting spending on corporate initiatives and legal fees related to various regulatory investigations. In the second quarter, these increases were offset by a decrease of $1.6 million in stock-based compensation expense.  In the year-to-date period, stock-based compensation expense increased $0.6 million, mainly reflecting the stock-based compensation expense recorded under the liability method in the first quarter of 2005.  As a percentage of revenue, general and administrative expense was 19.8% in the second quarter of 2005, compared with 25.8% in the second quarter of last year. In the year-to-date period, general and administrative expense as a percentage of revenue was 22.1% compared with 23.5% in the same period last year.

Stock-based Compensation Expense

Stock-based compensation expense decreased $2.2 million, or 52.9%, to $1.9 million in the second quarter of 2005 from $4.1 million in the second quarter of 2004.  Stock-based compensation expense increased $0.6 million, or 10.1%, to $6.8 million in the first six months of 2005 from $6.2 million in the first six months of 2004.  As a percentage of revenue, stock-based compensation expense in the second quarter of 2005 was 3.4% compared with 9.5% in the second quarter of 2004.  Stock-based compensation expense as a percentage of revenue was 6.2% in the six months ended June 30, 2005 compared with approximately 7.4% in the same period last year.

The following table summarizes stock-based compensation expense recorded under the liability and the equity methods:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2005	2004	% Change	2005	2004	% Change
Stock-based compensation –liability method	$—	$2,381	NMF	$2,810	$1,957	43.6%
Stock-based compensation –equity method	1,938	1,735	11.7%	4,015	4,242	(5.4)%
Total stock-based compensation expense	$1,938	$4,116	(52.9)%	$6,825	$6,199	10.1%

NMF – Not Meaningful

In the second quarter of 2005, we did not record stock-based compensation expense under the liability method resulting in a decrease of $2.4 million compared with the second quarter of 2004. As a result of our initial public offering in May 2005, we are no longer required to settle stock options in cash, and therefore, are no longer required to record stock-based compensation expense under the liability method. Because the liability for stock-based compensation as of March 31, 2005 had been adjusted to reflect the fair value of our common stock equivalent to our May 2005 initial public offering price, no additional expense was recorded in the second quarter of 2005.  In the six months ended June 30, 2005, stock-based compensation expense under the liability method increased $0.8 million, or 43.6%.  The increase was due to expense recorded in the first quarter of 2005, which reflected a $1.00 increase in the fair value of our common stock from December 31, 2004, compared with a $0.52 increase in the fair value of our common stock in the six months ended June 30, 2004.

Stock-based compensation expense under the equity method increased $0.2 million, or 11.7%, to $1.9 million in the second quarter of 2005 from $1.7 million in the second quarter of 2004.  In the second quarter of 2005, we granted approximately 1.0 million stock options.  The increase in expense created by this option grant was partially offset by a decrease in expense recorded for options granted in previous years, as certain options became fully vested and no longer required us to record additional expense.  In the year-to-date period, stock-based compensation expense under the equity method decreased $0.2 million, or 5.4%, to $4.0 million in the first six months of 2005 from $4.2 million in the first six months of 2004.  The decrease in expense during the six-month period was due a decrease in expense recorded for options granted in previous years, as certain options became fully vested and no longer required us to record additional expense, partially offset by an increase in expense because of options granted in the first six months of 2005.

In 2005, we expect to record total stock-based compensation expense of approximately $11.0 million based on options we have granted through June 30, 2005.  This amount is subject to change based on option forfeitures or additional grants occurring during the remaining six months of 2005.

Bonus Expense

Consolidated bonus expense decreased $0.9 million, or 16.0%, to $5.0 million in the second quarter of 2005 from $5.9 million in the second quarter of 2004 and decreased $0.1 million, or approximately 1.0%, to $10.1 million in the first six months of 2005 from $10.2 million in the first six months of 2004.  The expense in both periods decreased compared with the prior-year periods because last year’s bonus expense included a special bonus for our analyst team.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.1 million, or 3.6%, to $1.9 million in the second quarter of 2005 from $1.8 million in the second quarter of 2004. In the six months ended June 30, 2005, depreciation and amortization expense increased $0.6 million, or 18.0%, to $4.2 million in the first six months of 2005 from $3.6 million in the first six months of 2004. The increase in the year-to-date period was mainly driven by amortization of the intangible assets related to the VARDS acquisition and depreciation and amortization expense for computer equipment, leasehold improvements, and capitalized product development costs.

Consolidated Operating Income

Our operating income increased $9.7 million, or 283.9%, to $13.1 million in the second quarter of 2005 from $3.4 million in the second quarter of 2004.  In the six months ended June 30, 2005, our operating income increased $9.9 million, or 99.0%, to $20.0 million from $10.1 in the same period in 2004.  Our operating margin was 23.4% in the second quarter of 2005 compared with 7.9% in the prior-year period.  In the first six months of 2005, our operating margin was 18.3% compared with 11.9% in the first six months of 2004.

Excluding stock-based compensation expense, operating income increased $7.6 million, or 100.0%, to $15.1 million in the second quarter of 2005 compared with $7.5 million in the second quarter of 2004.  In the first half of 2005, operating income excluding stock-based compensation expense increased $10.5 million, or 65.1%, to $26.8 million from $16.3 million in the same period in 2004.  Our operating margin excluding stock-based compensation expense was 26.8% in the second quarter of 2005 compared with 17.4% in the second quarter of 2004 and 24.5% in the first six months of 2005 compared with 19.3% in the first six months of 2004.

The increase in operating margin partly reflects a difference in the timing between revenue and expenses associated with the Global Analyst Research Settlements.  We began incurring costs in the first half of 2004 in preparation for the ramp-up of our equity research efforts, but we didn’t begin recognizing revenue associated with the settlements until the third quarter of 2004.  Because we didn’t begin to recognize revenue until that time, the year-over-year comparison was highly favorable for the second-quarter period.  Beginning in the third quarter of 2005, revenue from our work relating to the Global Analyst Research Settlements will be included in both the current-year and the prior-year periods.

The table below provides a reconciliation from operating income to operating income before stock-based compensation expense:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2005	2004	% Change	2005	2004	% Change
Operating income	$13,144	$3,424	283.9%	$20,022	$10,060	99.0%
Stock-based compensation expense	1,938	4,116	(52.9)%	6,825	6,199	10.1%
Operating income before stock-based compensation expense	$15,082	$7,540	100.0%	$26,847	$16,259	65.1%

The table below provides a reconciliation of operating margin to operating margin before stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
(percentage of revenue)	2005	2004	2005	2004
Operating margin	23.4%	7.9%	18.3%	11.9%
Stock-based compensation expense	3.4	9.5	6.2	7.4
Operating margin before stock-based compensation expense	26.8%	17.4%	24.5%	19.3%

We expect stock-based compensation expense to be a recurring cost. We have presented operating income before stock-based compensation expense and operating margin before stock-based compensation expense solely as supplemental disclosures to help investors better understand the performance of our business, to enhance comparison of our performance from period to period, and to allow better comparison of our performance with that of our competitors. We use operating income before stock-based compensation expense and operating margin before stock-based compensation expense to evaluate the performance of our business. Operating income before stock-based compensation expense and operating margin before stock-based compensation expense should not be considered alternatives to any measure of performance as promulgated under GAAP (such as operating income or operating margin), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculations of operating income before stock-based compensation expense and operating margin before stock-based compensation expense used by us may not be comparable to similarly titled measures reported by other companies.

Consolidated Free Cash Flow

We generated free cash flow of $12.6 million in the second quarter of 2005, reflecting cash provided by operating activities of $13.9 million and capital expenditures of $1.3 million. Free cash flow increased by $3.7 million in the second quarter of 2005 compared with the prior-year period, reflecting a $3.2 million increase in cash flow provided by operating activities and a $0.5 million decrease in capital expenditures.

In the first six months of 2005, we generated free cash flow of $9.3 million, reflecting cash provided by operating activities of $11.6 million and capital expenditures of $2.3 million.  Free cash flow in the six months ended June 30, 2005 decreased $1.3 million compared with the prior-year period, reflecting a $2.3 million decline in cash provided by operating activities, partially offset by a $1.0 million reduction in capital expenditures.

The decrease in capital expenditures in the quarter and year-to-date periods primarily reflects lower capitalized internal product development costs, as several products for which costs were capitalized last year have been put into service.

In both the second quarter and the year-to-date periods of 2005, the change in cash flow provided by operating activities lagged the increase in net income from the comparable periods of 2004.  The table below presents a reconciliation between the increase in net income and the change in cash flow provided by operating activities:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2005	2004	Change	2005	2004	Change
Net income	$9,498	$1,349	$8,149	$13,505	$5,855	$7,650
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	3,049	6,177	(3,128)	8,893	12,381	(3,488)
Cash paid for bonuses	—	—	—	(18,000)	(11,000)	(7,000)
Cash paid for income taxes	(7,006)	(494)	(6,512)	(10,736)	(498)	(10,238)
Other changes in operating assets and liabilities, net of effects of acquisitions	8,355	3,692	4,663	17,987	7,153	10,834
Cash provided by operating activities	$13,896	$10,724	$3,172	$11,649	$13,891	$(2,242)

In the second quarter of 2005, the increase in cash provided by operating activities of $3.2 million lagged the approximately $8.2 million increase in net income.  Compared with the prior year, non-cash items included in net income decreased, primarily driven by the decrease in stock-based compensation expense.  In addition, our tax payments increased $6.5 million, to $7.0 million in the second quarter of 2005 compared with $0.5 million in the second quarter of 2004. In 2004, we utilized U.S. net operating losses, reducing the amount of taxes paid.  These reductions were partially offset by an increase in the cash flow benefit arising from a reduction in net operating assets and liabilities, largely driven by increases in accounts payable and accrued expenses and income tax-related accruals.

In the first six months of 2005, despite the increase in net income of $7.6 million, our cash provided by operating activities decreased approximately $2.3 million.  Compared with the prior year, non-cash items included in net income decreased, primarily driven by lower deferred income tax expense.  In addition, bonus payments increased $7.0 million to $18.0 million in the first half of 2005 from $11.0 million in the first half of 2004.  We typically pay bonuses in the first quarter of each year, based on prior years’ business performance.  Income tax payments in the first half of 2005 increased $10.2 million compared with the first half of 2004.  These items, which lowered our cash flow provided by operating activities, were partially offset by a greater cash flow benefit in the first half of 2005 arising from a reduction in net operating assets and liabilities, largely driven by increases in accounts payable and accrued expenses, accrued compensation, and income tax-related accruals.

Segment Results

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue
Individual	$15,628	$9,958	56.9%	$31,136	$20,419	52.5%
Advisor	18,784	16,170	16.2%	35,275	29,897	18.0%
Institutional	23,027	18,981	21.3%	45,333	37,433	21.1%
Eliminations	(1,196)	(1,865)	(35.9)%	(2,297)	(3,378)	(32.0)%
Consolidated revenue	$56,243	$43,244	30.1%	$109,447	$84,371	29.7%

Operating income (loss)
Individual	$5,112	$(273)	NMF	$9,119	$839	NMF
Advisor	4,850	3,984	21.7%	8,866	7,361	20.4%
Institutional	5,683	3,817	48.9%	10,658	7,608	40.1%
Eliminations	(2,501)	(4,104)	(39.1)%	(8,621)	(5,748)	50.0%
Consolidated operating income	$13,144	$3,424	283.9%	$20,022	$10,060	99.0%

Operating margin
Individual	32.7%	NMF		29.3%	4.1%
Advisor	25.8%	24.6%		25.1%	24.6%
Institutional	24.7%	20.1%		23.5%	20.3%
Consolidated operating margin	23.4%	7.9%		18.3%	11.9%

NMF – not meaningful

Segment Business Results – Individual

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

Our Individual segment provides products and services for the individual investor.  The largest product in this segment is paid Premium service for our investor Web site, Morningstar.com.  We also earn revenue from selling advertising on Morningstar.com.  We offer various print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds.  This business segment also produces independent research on stocks and funds.  We include revenue from providing independent equity research associated with the Global Analyst Research Settlements in our Individual segment. All of our Individual revenue is currently generated in the United States.  In the first half of 2005 and 2004, this segment represented, before intersegment eliminations, 28.4% and 24.2%, respectively, of our consolidated revenue.

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($ 000)	2005	2004	% Change	2005	2004	% Change
Revenue	$15,628	$9,958	56.9%	$31,136	$20,419	52.5%
Operating income (loss)	$5,112	$(273)	NMF	$9,119	$839	NMF
Operating margin (%)	32.7%	NMF		29.3%	4.1%

NMF – not meaningful

In the second quarter of 2005, revenue for the Individual segment increased $5.6 million, or 56.9%, compared with the second quarter of 2004. In the first half of 2005, the segment’s revenue increased $10.7 million, or 52.5%, compared with the first half of 2004.  The increase in both the quarter and year-to-date periods primarily reflects revenue from our independent equity research associated with the Global Analyst Research Settlements. During the third quarter of 2004, we entered into agreements with five major investment banks to provide independent equity research to meet the terms of the settlements. These agreements were structured as annual contracts that include both renewal and cancellation options. We have successfully retained these five contracts for the second year of the five-year period under the settlements.  Growth in Morningstar.com Premium membership and Internet advertising sales accounted for the majority of the remaining increase in revenue for both the quarter and year-to-date periods.  Subscriptions for Morningstar.com Premium service increased to 139,976 as of June 30, 2005, compared with 125,697 as of June 30, 2004.

In the second quarter of 2005, operating income for the Individual segment increased $5.4 million to $5.1 million, compared with an operating loss of $0.3 million in the second quarter of 2004.  In the first half of 2005, operating income for the Individual segment increased $8.3 million to $9.1 million, compared with $0.8 million in same period in 2004.  This significant increase was driven largely by a difference in the timing between revenue and expense associated with the Global Analyst Research Settlements.  Beginning in the first half of 2004, we invested heavily in the hiring of our analyst team in anticipation of the revenue associated with the Global Analyst Research Settlements.  This resulted in higher compensation-related costs with no corresponding increase in revenue for the first half of 2004.  We began recognizing revenue from the Global Analyst Research Settlements in the third quarter of 2004, and as a result, the operating income for the first half of 2005 includes revenue that was not included in the prior-year periods.  Our equity analyst team consisted of 80 analysts as of June 30, 2005, compared with 65 as of June 30, 2004.

Segment Business Results – Advisor

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

Our Advisor segment focuses on products and services for financial advisors.  Our key products in this segment are Morningstar Advisor Workstation and Principia.  Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for investment research, planning, and client presentations.  Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms.  Principia is our CD-ROM-based investment research software.  In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary investment management program made up of mutual fund portfolios that financial advisors can use for their clients’ taxable and tax-deferred accounts.  In the first half of 2005 and 2004, this segment represented, before intersegment eliminations, 32.2% and 35.4%, respectively, of our consolidated revenue.

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$18,784	$16,170	16.2%	$35,275	$29,897	18.0%
Operating income	$4,850	$3,984	21.7%	$8,866	$7,361	20.4%
Operating margin (%)	25.8%	24.6%		25.1%	24.6%

In the second quarter of 2005, revenue for the Advisor segment increased $2.6 million, or 16.2%, compared with the second quarter of 2004.  In the first half of 2005, the segment’s revenue increased $5.4 million, or 18.0%, compared with the first half of 2004.  The increase in both the quarter and year-to-date periods primarily reflects an increase in revenue from Morningstar Advisor Workstation.  We continue to see strong growth in licenses of the Enterprise Edition of Morningstar Advisor Workstation, and we signed new contracts with several clients during the second quarter.  The number of U.S. licenses for Morningstar Advisor Workstation increased to 102,443 as of June 30, 2005, compared with 79,028 as of June 30, 2004.  Morningstar Managed Portfolios also contributed to revenue growth in the segment, but to a lesser degree.  We finished the quarter with higher assets under management compared with the prior-year period.  Assets under management for Morningstar Managed Portfolios were $1.1 billion as of June 30, 2005, compared with $688.8 million as of June 30, 2004.  Principia revenue was essentially unchanged in both the quarter and year-to-date periods.  The number of subscriptions for Principia declined to 50,797 as of June 30, 2005, compared with 54,824 as of June 30, 2004.  While the number of subscriptions declined slightly, average revenue per subscription increased primarily because of previous price increases and reductions in certain discount programs.  The VARDS acquisition contributed $0.1 million and $0.2 million to revenue in this segment during the second quarter and year-to-date period, respectively.

In the second quarter of 2005, operating income for the Advisor segment increased $0.9 million, or 21.7%, compared with the second quarter of 2004.  In the first half of 2005, operating income for the Advisor segment increased $1.5 million, or 20.4%, compared with the same period in 2004.  In both the quarter and year-to-date periods, the increase in operating income reflects the growth in the Advisor segment’s revenue, partially offset by increased operating expenses in most categories.  Operating expenses in the second quarter of 2005 increased $1.7 million, or 14.3%, compared with the prior-year quarter.  In the first half of 2005, operating expenses increased $3.9 million, or 17.2%, compared with the same period in 2004.  Cost of goods sold slightly increased in both the quarter and year-to-date period because of increases in both compensation expense related to increased headcount and shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios.   Development expense increased slightly in both periods because of higher compensation expenses related to increased headcount.  Sales and marketing expense increased $1.1 million in the quarter and $1.9 million in the first half of the year because of higher compensation-related expense and commissions for sales of Advisor Workstation and Principia. The higher sales commissions reflect increased sales volume in Advisor Workstation and changes to the incentive structure for both products.  General and administrative expense increased $0.5 million in the quarter and $1.1 million in the first half of the year primarily because of higher corporate overhead expense.  Operating margin in both the second quarter and year-to-date period improved over the prior year, reflecting the impact of higher revenue against the operating cost structure.

Segment Business Results – Institutional

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, and retirement plan providers and sponsors.  Our Institutional products focus on Web-based investment software, electronic data feeds, and consulting services.  We also offer print products.  Key products in this segment are

Morningstar Direct, Morningstar Retirement Manager, Licensed Data, and Investment Consulting.  In the first half of 2005 and 2004, this segment represented, before intersegment eliminations, 41.4% and 44.4%, respectively, of our consolidated revenue.  We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$23,027	$18,981	21.3%	$45,333	$37,433	21.1%
Operating income	$5,683	$3,817	48.9%	$10,658	$7,608	40.1%
Operating margin (%)	24.7%	20.1%		23.5%	20.3%

In the second quarter of 2005, revenue for the Institutional segment increased $4.0 million, or 21.3% compared with the second quarter of 2004.  For the year-to-date period, the segment’s revenue increased $7.9 million, or 21.1%, compared with the first half of 2004.  The increase in both the quarter and year-to-date periods was primarily due to increased revenue for Investment Consulting, reflecting expanded asset allocation services provided to certain institutions. Licensed Data, and to a lesser extent, Morningstar Direct and Licensed Tools and Content, also contributed to revenue growth in the quarter and year-to-date periods.  The VARDS acquisition contributed $0.6 million and $1.2 million to revenue in this segment in the second quarter of 2005 and the first half of 2005, respectively. The number of licenses for Morningstar Direct was 822 as of June 30, 2005 compared with 654 as of June 30, 2004. As of June 30, 2005, approximately 12 million plan participants had access to our advice and guidance services in Morningstar Retirement Manager through approximately 68,000 plan sponsors and 29 plan providers.  We had $185.6 million in assets under management in the managed retirement accounts offered through Morningstar Retirement Manager as of June 30, 2005, compared with $56.9 million as of June 30, 2004.  Exchange-traded funds that are based on the Morningstar Indexes and offered by a third party had assets totaling approximately $482.6 million as of June 30, 2005.  These funds were introduced in July 2004.

In the second quarter of 2005, operating income for the Institutional segment increased $1.9 million, or 48.9%, compared with the second quarter of 2004.  In the first half of 2005, operating income for the Institutional segment increased $3.1, or 40.1%, million compared with the same period in 2004.  In both the quarter and year-to-date periods, the increase in operating income reflects the growth in the Institutional segment’s revenue, partially offset by increased operating expenses in most categories.  Operating expense in the second quarter of 2005 increased $2.1 million, or 14.4%, compared with the prior-year quarter.  Operating expense in the first half of 2005 increased $4.9 million, or 16.3%, compared with the same period in 2004.  Cost of goods sold increased, reflecting higher compensation expense including costs relating to the VARDS acquisition in the first half of 2005.  Sales and marketing expense increased because of higher compensation and sales commissions expense compared with the first quarter of 2004.  General and administrative expense increased because of higher corporate overhead. Operating margins in both the second quarter and year-to-date periods improved over the prior year reflecting the impact of revenue growth which exceeded the increase in operating expense.

Corporate and Eliminations

Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

Corporate items and eliminations include stock-based compensation expense, capitalized internal product development costs and related amortization, and amortization related to intangible assets.  The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2005	2004	% Change	2005	2004	% Change
Stock-based compensation expense	$1,938	$4,116	(52.9)%	$6,825	$6,199	10.1%
Capitalized internal product development costs	(130)	(919)	(85.9)%	(203)	(1,904)	(89.3)%
Depreciation and amortization	729	560	30.2%	1,992	1,123	77.4%
Other	(36)	347	NMF	7	330	(97.9)%
Corporate items and eliminations	$2,501	$4,104	(39.1)%	$8,621	$5,748	50.0%

NMF – not meaningful

In the second quarter of 2005, corporate items and eliminations decreased $1.6 million primarily because of the $2.2 million decline in stock-based compensation expense.  This reduction was partially offset by a decrease of $0.8 million in capitalized internal product development costs.

For the year-to-date period, corporate items and eliminations increased $2.9 million primarily because of a $1.7 million decrease in capitalized internal product development costs, a $0.9 million increase in depreciation and amortization expense, and a $0.6 million increase in stock-based compensation expense.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended June 30		Six months ended June 30
($000)	2005	2004	2005	2004
Interest income, net	$605	$210	$1,054	$434
Other income (loss), net	(200)	58	60	96
Non-operating income, net	$405	$268	$1,114	$530

Net interest income primarily reflects interest from our investment portfolio.  Net interest income increased $0.4 million in the second  quarter of 2005 and $0.7 million in the first half of 2005 compared with the same periods in 2004.  The increases in interest income primarily reflect an increase in cash, cash equivalents, and investments as well as higher returns on invested cash balances.

Net other income (loss) primarily represents royalty income from Morningstar Japan K.K., realized gains and losses from our investment portfolio, and foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations.

Income Tax Expense

The following table summarizes the components of our effective income tax expense rate:

	Three months ended June 30		Six months ended June 30
($000)	2005	2004	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$13,549	$3,692	$21,136	$10,590
Equity in net income of unconsolidated entities	549	97	1,029	379
Total	$14,098	$3,789	$22,165	$10,969
Income tax expense	$4,600	$2,440	$8,660	$5,114
Effective income tax expense rate	32.6%	64.4%	39.1%	46.6%

Our effective income tax expense rate reflects the impact of expense related to incentive stock options for which no income tax benefit is recorded and the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations.  The non-U.S. net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable.  The reduction in our quarter and year-to-date effective income tax expense rates compared with the prior year primarily reflects the reduction of expense related to incentive stock options.  In addition, in the second quarter of 2005, we recorded a deferred income tax benefit of $0.7 million related to research and development expenses due to a change in Treasury regulations, which resulted in a one-time reduction of our effective income tax expense rate.

Liquidity and Capital Resources

General

We believe that our available cash balances and investments, along with cash generated from operations will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities.

Cash and cash equivalents

As of June 30, 2005, we had cash and cash equivalents of $66.9 million, an increase of $31.0 million compared with December 31, 2004.  The increase primarily reflects $11.6 million in cash provided by operating activities and $19.5 million in cash provided by financing activities.  In addition to the $66.9 million of cash and cash equivalents as of June 30, 2005, we had $49.1 million of investments, consisting primarily of fixed-income securities.

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities.  Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process which occurs approximately every seven to 35 days.   Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions.  Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents.  Accordingly, we have reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets.  The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of December 31, 2004, June 30, 2004 and December 31, 2003 was $23.6 million, $21.3 million and $21.7 million, respectively.  We have also made related adjustments to the Condensed Consolidated Cash Flow Statements to reflect the gross purchases and sales of these securities as investing activities.  The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

Cash provided by operating activities

Cash provided by operating activities was $11.6 million in the first half of 2005, compared with $13.9 million in the first half of 2004.  The $2.3 million decline in operating cash flows in the year-to-date period primarily reflects increases in income tax payments and bonus payments relative to the prior-year period.  In the first six months of 2005, we made income tax payments of $10.7 million. In the first six months of 2004, we made only $0.5 million of income tax payments due to the U.S. net operating loss carryforwards available from prior years.  In the first quarter of 2005 and 2004, we paid bonuses of approximately $18.0 million and $11.0 million, respectively, related to prior years’ performance. The higher bonuses were the result of strong 2004 operating performance and a special bonus paid to our analyst team in connection with the ramp-up of our independent equity research business.

Excluding the impact of income tax and bonus payments discussed above, in the first half of 2005, our net operating assets and liabilities decreased primarily because of increases in accrued bonuses related to the current year’s performance and accrued income taxes.  The increase in accounts receivable, resulting primarily from higher client billings, was partially offset by the related increase in deferred revenue. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our balance sheet.  This means our working capital may at times be negative.  As of June 30, 2005 and December 31, 2004, our deferred revenue was $68.9 million and $63.4 million, respectively.

Cash provided by (used for) investing activities

In the first half of 2005, cash provided by investing activities was essentially break-even, compared with cash used for investing activities of $8.8 million in the first half of 2004.

In the first half of 2005, proceeds from sales of investments exceeded purchases of investments by $10.5 million, resulting in a re-allocation from investments to cash and cash equivalents.  In the first half of 2004, purchases of investments exceeded our sales of investments by $5.3 million, reflecting a transfer of cash that we determined exceeded our immediate operating needs into our investment portfolio.  As of June 30, 2005 and December 31, 2004, our investments, consisting primarily of fixed-income securities, were $49.1 million and $59.6 million, respectively.

Capital expenditures were $2.3 million in the first half of 2005 compared with $3.3 million in the prior-year period.  Capital expenditures are primarily for leasehold improvements, computer hardware, and capitalized internal product development costs.  We anticipate that our capital expenditures in 2005 will be approximately $7.0 million, including $2.8 million for infrastructure and development capabilities in the United Kingdom and China.

Cash used for acquisitions was $8.2 million in the first half of 2005 and $0.2 million in the first half of 2004.  In January 2005, we acquired VARDS from Finetre Corporation.  In February 2004, we purchased the remaining 51% of Morningstar Norge AS (Morningstar Norway) that we did not previously own.

Cash provided by (used for) financing activities

Cash flows provided by financing activities were $19.5 million in the first half of 2005, primarily reflecting proceeds of $18.1 million from our initial public offering.  These proceeds resulted from the underwriters’ exercise of their over-allotment option based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses.  In addition, we received proceeds of $1.4 million from stock option exercises.

In the first half of 2004, cash flows used for financing activities were $6.5 million.  Substantially all of this amount reflects our repayment of the promissory note payable to Joe Mansueto, our chairman, chief executive officer, and controlling shareholder.  The obligation and related interest were paid in full.

Under the 1993 Morningstar Stock Option Plan, subject to certain conditions, holders of vested options were permitted, prior to completion of our initial public offering, to exercise their options and immediately resell to us the shares of common stock obtained from the exercise at a price equal to the fair value of the shares, as determined by our board of directors. We have the right to pay this balance in equal installments over a period of five years, with the deferred balance accruing interest at a floating rate based on the U.S. Treasury bill. As of June 30, 2005, we had $0.3 million of deferred obligations relating to such repurchases, which are included in other liabilities. We expect to satisfy these obligations in full within the next 12 months.

Acquisitions

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit from Finetre Corporation for $8.2 million in cash.  VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities.  The service is also used by many brokerage firms for research, due diligence, and suitability determination.  We believe this acquisition strengthens our investment database and should help provide investors with the information they need to make well-informed decisions when investing in variable annuities.  The acquisition contributed approximately $1.4 million of revenue in the first half of 2005.

Morningstar Norway

In February 2004, we purchased the remaining 51% of Morningstar Norway that we did not previously own.  The purchase price consisted of $0.2 million in cash and approximately $0.1 million of other consideration.  Prior to this transaction, we accounted for our investment in Morningstar Norway using the equity method.

Initial Public Offering

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock.  These shares commenced trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN.” All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares.

We granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.  In May 2005, the underwriters exercised their over-allotment option in full. The net proceeds to us from the exercise of the underwriters’ over-allotment option were $18.1 million, based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses.

We intend to use the net proceeds from the exercise of the underwriters’ over-allotment option for general corporate purposes, including working capital. We do not have more specific plans for these net proceeds. Pending use for the general corporate purposes described above, we invested the net proceeds to us in direct or guaranteed obligations of the United States government and cash equivalents.

Stock Option Grant

In April 2005, our board of directors authorized for grant in 2005 options to acquire 1.1 million shares of common stock under our 2004 Stock Incentive Plan.  In the six months ended June 30, 2005, we granted options to acquire approximately 1.0 million shares of common stock at an initial exercise price equal to the market price of our common stock on the date of grant.  All of the options granted during 2005 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant.

Reclassification of Stock Options Accounted for as Liabilities to Additional Paid-in Capital

Following the completion of our initial public offering in May 2005, we are no longer required to settle any options in cash.  As a result, current liabilities of $16.7 million and long-term liabilities of $24.9 million associated with these options were reclassified to additional paid-in capital in the second quarter of 2005.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value.  In April 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by SFAS No. 123 (R)).  Therefore, the required effective date of SFAS No. 123 (R) for public companies with a fiscal year-end that corresponds to the calendar year is January 1, 2006 instead of July 1, 2005.  However, companies are still permitted to adopt the standard earlier than the required date.

We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R) on our current practice of voluntarily recognizing stock-based compensation expense.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154).  SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable.   SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date that SFAS No. 154 was issued.  We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. At June 30, 2005, our investments, consisting primarily of fixed-income securities, were $49.1 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART 2                  OTHER INFORMATION

Item 1                            Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12, “Contingencies,” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part 1., Item 1. of this Quarterly Report on Form 10-Q.

Item 2                            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, we sold an aggregate of 28,157 shares of common stock to 14 employees through option exercises at prices ranging from $1.72 to $14.13 per share, for aggregate cash consideration of $0.1 million in sales that were not registered under the Securities Act. The options were granted and the underlying shares were sold pursuant to our option plans. At the time the options were granted, each recipient was employed by us. The option grants and sales of the underlying shares were exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to written compensatory benefits plans. All recipients either received adequate information about us or had access through their employment to such information.

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock.  The offer and sale of these shares were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-115209), which was declared effective by the Securities and Exchange Commission on May 2, 2005.  The managing underwriter of this offering was WR Hambrecht + Co.  All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp.  We did not receive any proceeds from the sale of these shares.  In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments.  On May 17, 2005, the underwriters exercised their over-allotment option in full.  The offering closed on May 20, 2005.

The aggregate gross proceeds from the sale of the over-allotment shares by us were approximately $21.1 million.  The aggregate net proceeds to us from the offering were $18.1 million after deducting an aggregate of $0.4 million in underwriting discounts and commissions paid to the underwriters and approximately $2.6 million in other expenses incurred in connection with the offering.  No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We invested the net proceeds to us in direct or guaranteed obligations of the United States government or cash equivalents, pending use for general corporate purposes, including working capital.  None of the net proceeds to us were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 6              Exhibits

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

MORNINGSTAR, INC.

Date: August 11, 2005	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer