Form 10-Q
period 2005-09-30
Morningstar, Inc.
filed 2005-11-14
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2005, there were 40,014,610 shares of the Company’s common stock, no par value per share, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

INDEX

PART 1	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Unaudited Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosure about Market Risk

Item 4	Controls and Procedures

PART 2	OTHER INFORMATION

Item 1	Legal Proceedings

Item 6	Exhibits

SIGNATURE

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)	2005	2004	2005	2004

Revenue	$56,927	$46,573	$166,374	$130,944

Operating expense (1):
Cost of goods sold	16,261	13,858	47,847	41,032
Development	4,749	4,057	14,491	11,082
Sales and marketing	9,499	9,367	29,129	26,016
General and administrative	11,849	10,930	36,068	30,794
Depreciation and amortization	2,222	1,755	6,470	5,354
Total operating expense	44,580	39,967	134,005	114,278

Operating income	12,347	6,606	32,369	16,666

Non-operating income:
Interest income, net	892	260	1,946	694
Other income (expense), net	(46)	250	14	346
Non-operating income, net	846	510	1,960	1,040

Income before income taxes and equity in net income of unconsolidated entities	13,193	7,116	34,329	17,706

Income tax expense	5,857	3,235	14,517	8,349

Equity in net income of unconsolidated entities	183	212	1,212	591

Net income	$7,519	$4,093	$21,024	$9,948

Basic income per share	$0.19	$0.11	$0.54	$0.26
Diluted income per share	$0.17	$0.10	$0.48	$0.24

Weighted average shares outstanding:
Basic	39,922	38,438	39,151	38,410
Diluted	45,354	41,819	43,939	41,654

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
(1) Includes stock-based compensation expense of:
Cost of goods sold	$274	$336	$1,202	$1,120
Development	112	157	492	571
Sales and marketing	129	180	582	642
General and administrative	1,515	1,897	6,579	6,436
Total stock-based compensation expense	$2,030	$2,570	$8,855	$8,769

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	September 30 2005	December 31 2004

Assets
Current assets:
Cash and cash equivalents	$76,773	$35,907
Investments	58,637	59,556
Accounts receivable, less allowance of $569 and $256, respectively	37,209	33,668
Deferred tax asset, net	1,848	2,373
Other	4,555	4,250
Total current assets	179,022	135,754

Property, equipment, and capitalized software, net of accumulated depreciation of $39,538 and $34,011, respectively	15,131	17,521
Investments in unconsolidated entities	15,774	14,704
Goodwill	16,723	14,408
Intangible assets, net	7,425	1,573
Deferred tax asset, net	28,766	27,105
Other assets	1,582	2,296
Total assets	$264,423	$213,361

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,572	$12,085
Accrued compensation	19,738	20,204
Income tax payable	1,834	3,763
Deferred revenue	66,335	63,363
Accrued stock-based compensation	—	15,874
Long-term debt – current portion	—	18
Other	2,518	3,545
Total current liabilities	101,997	118,852

Accrued compensation	2,948	3,567
Accrued stock-based compensation	—	23,943
Other long-term liabilities	2,333	2,618
Total liabilities	107,278	148,980

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 40,012,784 and 38,446,614 shares were outstanding as of September 30, 2005 and December 31, 2004, respectively	4	4
Treasury stock at cost, 233,334 shares at September 30, 2005 and December 31, 2004	(3,280)	(3,280)
Additional paid-in capital	220,014	148,144
Accumulated deficit	(60,701)	(81,725)
Accumulated other comprehensive income:
Currency translation adjustment	1,232	1,340
Unrealized losses on available for sale securities	(124)	(102)
Total accumulated other comprehensive income	1,108	1,238
Total shareholders’ equity	157,145	64,381
Total liabilities and shareholders’ equity	$264,423	$213,361

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2005

						Accumulated
	Common Stock			Additional		Other	Total
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity
Balance, December 31, 2004	38,446,614	$4	$(3,280)	$148,144	$(81,725)	$1,238	$64,381
Comprehensive income:
Net income		—	—	—	21,024	—	21,024
Reclassification adjustment for realized gains included in net income		—	—	—	—	(3)	(3)
Unrealized loss on investments, net of income tax benefit		—	—	—	—	(19)	(19)
Foreign currency translation adjustment		—	—	—	—	(108)	(108)
Total comprehensive income		—	—	—	21,024	(130)	20,894
Issuance of common stock related to initial public offering, net of related costs	1,141,875	—	—	18,108	—	—	18,108
Issuance of common stock related to stock option exercises, net	424,295	—	—	5,011	—	—	5,011
Reclassification of stock-based compensation liabilities		—	—	41,589	—	—	41,589
Stock-based compensation		—	—	6,045	—	—	6,045
Tax benefit derived from stock option exercises		—	—	1,117	—	—	1,117
Balance, September 30, 2005	40,012,784	$4	$(3,280)	$220,014	$(60,701)	$1,108	$157,145

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2005	2004

Operating activities
Net income	$21,024	$9,948
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,470	5,354
Deferred income tax expense (benefit)	(292)	3,046
Stock-based compensation expense	8,855	8,769
Provision for bad debt	243	563
Equity in net income of unconsolidated entities	(1,212)	(591)
Foreign exchange loss	124	—
Stock option income tax benefits	1,117	—
Other, net	(160)	(206)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,461)	(3,887)
Other assets	366	(1,652)
Accounts payable and accrued liabilities	(104)	(8,281)
Accrued compensation	(1,281)	3,458
Income taxes payable	(1,926)	1,673
Deferred revenue	1,315	700
Accrued stock-based compensation	—	(202)
Other liabilities	(1,193)	393
Cash provided by operating activities	29,885	19,085

Investing activities
Purchases of investments	(54,938)	(35,083)
Proceeds from sale of investments	55,830	24,692
Capital expenditures	(3,625)	(5,758)
Acquisitions, net of cash acquired	(8,192)	(210)
Other, net	18	53
Cash used for investing activities	(10,907)	(16,306)

Financing activities
Payments of long-term debt and capital lease obligations	(18)	(6,559)
Proceeds from stock options exercises	3,964	158
Proceeds from initial public offering, net	18,108	—
Cash provided by (used for) financing activities	22,054	(6,401)

Effect of exchange rate changes on cash	(166)	(201)
Net increase (decrease) in cash and cash equivalents	40,866	(3,823)
Cash and cash equivalents – beginning of period	35,907	31,845
Cash and cash equivalents – end of period	$76,773	$28,022

Supplemental disclosure of cash flow information:
Cash paid for taxes	$15,471	$3,204
Supplemental information of non-cash investing and financing activities:
Unrealized loss on available for sale investments	$35	$204
Non-cash consideration related to acquisition	$—	$69

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

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that occurs approximately every seven to 35 days. Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents. Accordingly, during the second quarter of 2005, we reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets. The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of December 31, 2004, September 30, 2004, and December 31, 2003 was $23,586,000, $24,475,000, and $21,664,000, respectively. We have also made related adjustments to the Condensed Consolidated Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

2. Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005.

3. Acquisitions, Goodwill, and Other Intangible Assets

Variable Annuity Research and Data Service

In January 2005, we acquired Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8,192,000 in cash, including costs that arose directly from the acquisition. The results of VARDS’ operations have been included in our Condensed Consolidated Financial Statements beginning in January 2005. VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities. The service is also used by many brokerage firms for research, due diligence, and suitability determination. This acquisition strengthens our investment database and furthers our efforts to provide investors with the information they need to make well-informed decisions when investing in variable annuities.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

($000)
Accounts receivable	$639
Deferred tax asset	775
Other assets	57
Intangible assets	6,370
Goodwill	2,309
Liabilities, primarily deferred revenue	(1,958)
Total purchase price	$8,192

The acquired intangible assets include $5,700,000 of customer-related assets, consisting primarily of acquired customer contracts; $430,000 for technology-based assets, consisting of a database and developed software; and $240,000 related to supplier relationships.

If the acquisition of VARDS had occurred as of January 1, 2004, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from 2004 reported amounts.

Morningstar Norway

In February 2004, we purchased the remaining 51% of Morningstar Norway that we did not previously own. The purchase price consisted of $210,000 in cash and $69,000 of other consideration. Prior to this transaction, we accounted for our investment in Morningstar Norway using the equity method.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2004 to September 30, 2005:

($000)
Balance as of January 1, 2004	$14,075
Goodwill acquired related to Morningstar Norway	248
Other, primarily currency translation adjustment	85
Balance as of December 31, 2004	$14,408
Goodwill acquired related to VARDS	2,309
Other, primarily currency translation adjustment	6
Balance as of September 30, 2005	$16,723

We did not record any impairment losses in the quarter or year-to-date periods ended September 30, 2005 or 2004, respectively.

Other Intangible Assets

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of September 30, 2005				As of December 31, 2004
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$1,132	$(364)	768	7	$1,132	$(243)	$889	7
Customer-related assets	6,571	(494)	6,077	18	871	(187)	684	7
Supplier relationships	240	(9)	231	20	—	—	—	—
Technology-based assets	430	(81)	349	4	—	—	—	—
Total intangible assets	$8,373	$(948)	7,425	16	$2,003	$(430)	$1,573	7

Amortization expense was $172,000 and $72,000 for the three months ended September 30, 2005 and September 30, 2004, respectively, and $518,000 and $215,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

We estimate that aggregate amortization expense for intangible assets will be $692,000 in each of the years ending December 31, 2005, 2006, and 2007; $635,000 in each of the years ending December 31, 2008 and 2009; and $440,000 in the year ending December 31, 2010.

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

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2005	2004	2005	2004

Basic income per share:
Net income	$7,519	$4,093	$21,024	$9,948
Weighted average common shares outstanding	39,922	38,438	39,151	38,410
Basic income per share	$0.19	$0.11	$0.54	$0.26

Diluted income per share:
Net income	$7,519	$4,093	$21,024	$9,948

Weighted average common shares outstanding	39,922	38,438	39,151	38,410
Net effect of dilutive stock options based on the treasury stock method	5,432	3,381	4,788	3,244
Weighted average common shares outstanding as adjusted for computing diluted income per share	45,354	41,819	43,939	41,654

Diluted income per share	$0.17	$0.10	$0.48	$0.24

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

•                  The Institutional segment focuses on products and services for institutional clients, including banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan providers and sponsors. Our key products and services in this segment are Morningstar Direct, a Web-based institutional platform providing access to our global databases and investment research; Licensed Data, a set of investment data spanning eight core databases available through electronic data feeds; Morningstar Retirement Manager, a broad-based suite of services for retirement planning; and Investment Consulting, a service that helps institutions create and maintain managed investment portfolios.

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

The following tables show selected segment data for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$14,808	$18,593	$23,526	$—	$56,927
Intersegment	681	—	537	(1,218)	—
Total revenue	15,489	18,593	24,063	(1,218)	56,927
Operating expense, excluding depreciation and amortization	11,034	13,461	17,086	777	42,358
Depreciation and amortization	301	394	551	976	2,222
Operating income (loss)	$4,154	$4,738	$6,426	$(2,971)	$12,347

Capital expenditures	$57	$148	$342	$751	$1,298

U.S. revenue					$49,391
Non-U.S. revenue					$7,536

	Three months ended September 30, 2004
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$12,112	$15,018	$19,443	$—	$46,573
Intersegment	565	372	658	(1,595)	—
Total revenue	12,677	15,390	20,101	(1,595)	46,573
Operating expense, excluding depreciation and amortization	9,837	11,566	16,456	353	38,212
Depreciation and amortization	265	373	560	557	1,755
Operating income (loss)	$2,575	$3,451	$3,085	$(2,505)	$6,606

Capital expenditures	$5	$81	$111	$2,252	$2,449

U.S. revenue					$40,242
Non-U.S. revenue					$6,331

	Nine months ended September 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$44,696	$53,868	$67,810	$—	$166,374
Intersegment	1,929	—	1,586	(3,515)	—
Total revenue	46,625	53,868	69,396	(3,515)	166,374
Operating expense, excluding depreciation and amortization	32,476	39,151	50,799	5,109	127,535
Depreciation and amortization	876	1,113	1,513	2,968	6,470
Operating income (loss)	$13,273	$13,604	$17,084	$(11,592)	$32,369

Capital expenditures	$222	$475	$993	$1,935	$3,625

U.S. revenue					$144,739
Non-U.S. revenue					$21,635

					September 30, 2005
U.S. long-lived assets					$13,200
Non-U.S. long-lived assets					$1,931

	Nine months ended September 30, 2004
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$31,167	$44,128	$55,649	$—	$130,944
Intersegment	1,929	1,159	1,885	(4,973)	—
Total revenue	33,096	45,287	57,534	(4,973)	130,944
Operating expense, excluding depreciation and amortization	28,917	33,253	45,154	1,600	108,924
Depreciation and amortization	765	1,222	1,687	1,680	5,354
Operating income (loss)	$3,414	$10,812	$10,693	$(8,253)	$16,666

Capital expenditures	$12	$456	$379	$4,911	$5,758

U.S. revenue					$112,545
Non-U.S. revenue					$18,399

					September 30, 2004
U.S. long-lived assets					$16,731
Non-U.S. long-lived assets					$1,454

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	September 30, 2005	December 31, 2004
Available for sale	56,620	$55,536
Held to maturity	437	2,850
Trading securities	1,580	1,170
Total	$58,637	$59,556

7. Investments In Unconsolidated Entities

Investment in Japan—We account for our investment in Morningstar Japan K.K. (MJKK) by using the equity method. Our investment in MJKK totaled $14,519,000 as of September 30, 2005 and $13,852,000 as of December 31, 2004. MJKK’s market value was approximately Japanese Yen 14.3 billion (approximately U.S. $126,300,000) as of September 30, 2005 and approximately Japanese Yen 10.7 billion (approximately U.S. $103,400,000) as of December 31, 2004. As of September 30, 2005 and December 31, 2004, we owned approximately 35% of MJKK.

Joint Venture in Korea—We account for our investment in Morningstar Korea Ltd. (Morningstar Korea) by using the equity method. Our investment in Morningstar Korea totaled $1,046,000 as of September 30, 2005 and $767,000 as of December 31, 2004. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of September 30, 2005 and December 31, 2004.

Other Investments in Unconsolidated Entities—As of September 30, 2005 and December 31, 2004 we had other equity investments with book values of $209,000 and $85,000, respectively.

The following table shows condensed combined financial information for our investments in entities accounted for under the equity method as discussed above:

	Three months ended September 30		Nine months ended September 30
($000)	2005	2004	2005	2004
Revenue	$3,417	$1,163	$10,421	$3,302
Operating income	$554	$814	$2,037	$719
Net income (loss)	$339	$57	$2,034	$(34)

8. Stock-Based Compensation

We have granted options under various stock option plans. We account for these stock option plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Stock-Based Compensation, using the equity method or the liability method, reflecting the terms of the respective stock option plans. The option plans are more fully described in Note 11 to our Consolidated Financial Statements as of December 31, 2004 included in our Prospectus filed with the SEC on May 4, 2005.

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

Prior to our initial public offering in May 2005, we accounted for options under the 1993 Plan and 1999 Plan using the liability method. As of December 31, 2004, our balance sheet reflected $15,874,000 of current liabilities and $23,943,000 of long-term liabilities related to stock options accounted for using the liability method. As a result of our initial public offering in May 2005, we are no longer required to settle options under these plans in cash. As a result, during the second quarter of 2005, we reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital. In addition, because all of the options previously accounted for under the liability method are now fully vested, no additional expense will be recorded for these options in future periods. As of September 30, 2005, we account for all outstanding options using the equity method.

The following table summarizes our stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
($000)	2005	2004	2005	2004
Stock-based compensation expense under the liability method	$—	$1,142	$2,810	$3,099
Stock-based compensation expense under the equity method	2,030	1,428	6,045	5,670
Total stock-based compensation expense	$2,030	$2,570	$8,855	$8,769

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Nine months ended September 30
	2005		2004
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding-January 1	3,557,683	$10.39	1,936,624	$6.78
Canceled	(37,954)	$14.78	(1,025)	$8.57
Exercised	(149,697)	$12.86	—	—
Options outstanding-September 30	3,370,032	$10.46	1,935,599	$6.78

Options exercisable	2,097,637	$8.25	1,758,943	$7.07

	Nine months ended September 30
	2005		2004
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding-January 1	7,394,248	$10.67	7,556,364	$10.62
Granted	1,077,184	$19.64	—	—
Canceled	(86,536)	$14.72	(62,574)	$11.83
Exercised	(331,673)	$9.26	(58,922)	$3.22
Options outstanding-September 30	8,053,223	$11.92	7,434,868	$10.67

Options exercisable	6,414,047	$10.81	5,980,680	$10.59

All of the options granted in the first nine months of 2005 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using an estimated life of seven years and the applicable 10-year Treasury bond rate. There were no options granted in the first nine months of 2004.

The weighted average fair value of the options granted in the first nine months of 2005, calculated using a Black-Scholes option-pricing model, was $9.62 per share. We estimated the fair value of these options on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Expected life (years)	7.0
Expected volatility (%)	50%
Dividend yield (%)	—
Interest rate (%)	4.04%
Expected exercise price	$26.20

The table below shows additional information for options outstanding and options exercisable as of September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Outstanding Shares	Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
$1.72 - $2.77	2,390,191	2.86	$2.51	2,281,342	$2.49
$8.57 - $14.70	6,480,065	5.33	$12.57	5,896,256	$12.86
$15.22 - $31.90	2,552,999	9.36	$17.16	334,086	$15.22
$1.72 - $31.90	11,423,255	5.71	$11.49	8,511,684	$10.18

9. Related Party Transactions

Under the 1993 Plan, and prior to our initial public offering, employees were able to exercise options and elect net cash settlement based on the difference between the exercise price and the fair value of our common stock. If an employee exercised an option and elected net cash settlement, we had the right to make payments over a period of five years. Interest accrues on any unpaid balance due to the employee at a floating rate equal to the yield on the 13-week U.S. Treasury bill, adjusted on January 1 and July 1 of each year. All of the remaining payments for the options will be made by March 2006. Additionally, in years prior to 2004, certain employees, including an officer of Morningstar, sold common stock back to Morningstar. We also had the right to make payments to employees for the purchase price of these shares over a five-year period. All of the remaining payments related to these common stock repurchases were made during the third quarter of 2005, and as of September 30, 2005, there is no longer a liability for these common stock repurchases recorded in the Unaudited Condensed Consolidated Balance Sheet.

In 1989, under our 1989 Nonqualified Stock Option Plan (the 1989 Plan), we granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, to an officer of Morningstar. These options were not exercised and expired in February 1999. In February 1999, in conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the Agreement) with this officer. Under the terms of the Agreement, on any date that the officer exercises the right to purchase shares under the 1999 Plan, we shall pay to the officer $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

The following table shows our total liabilities recorded for stock options exercised, common stock repurchases, and the Agreement, as discussed above, included in our Unaudited Condensed Consolidated Balance Sheets:

($000)	September 30, 2005	December 31, 2004
Liability for stock options exercised	$152	$1,048
Liability for common stock repurchases	—	394
Liability for the Agreement	2,340	2,340
Total	$2,492	$3,782

We have included the liabilities for stock options exercised, common stock repurchases, and the Agreement in our Unaudited Condensed Consolidated Balance Sheets as follows:

($000)	September 30, 2005	December 31, 2004
Other current liabilities	$2,297	$3,337
Other non-current liabilities	195	445
Total	$2,492	$3,782

Interest expense incurred on the liabilities for stock options exercised and common stock repurchases was $2,000 and $8,000 for the three months ended September 30, 2005 and 2004, respectively, and $14,000 and $19,000 for the nine months ended September 30, 2005 and 2004, respectively.

10. Income Taxes

The following table shows our effective income tax expense rate for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30		Nine months ended September 30
($000)	2005	2004	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$13,193	$7,116	$34,329	$17,706
Equity in net income of unconsolidated entities	183	212	1,212	591
Total	$13,376	$7,328	$35,541	$18,297
Income tax expense	$5,857	$3,235	$14,517	$8,349
Effective income tax expense rate	43.8%	44.1%	40.8%	45.6%

Our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations as well as the impact of expense related to incentive stock options for which no income tax benefit is recorded. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. The reduction in our year-to-date effective income tax expense rate compared with the prior-year period primarily reflects lower expense related to incentive stock options and the income tax benefit related to some exercises of incentive stock options. In addition, in the second quarter of 2005, we recorded a deferred income tax benefit of $668,000 related to research and development expenses due to a change in U.S. income tax regulations, which resulted in a one-time reduction of our effective income tax expense rate.

11. Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich also was a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed. The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company were ordered to pay Morningstar’s costs of the injunction proceedings. On July 14, 2005, Mr. Rich and his company paid those costs (plus interest) in the amount of approximately Australian $116,000.

Mr. Rich and the two companies noted above have additional pending claims, alleging, among other things, breaches by Morningstar of contracts and statutory and general law duties, misleading, deceptive, and unconscionable conduct by Morningstar, oppression by Morningstar and its nominee directors, claims under the Industrial Relations Act of New South Wales, breaches of directors’ duties by Morningstar’s nominee directors, and conflict of interest. The claims seek various forms of relief, including monetary damages in the amount of Australian $25 million, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of the shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for this acquisition. In the alternative, Mr. Rich and his companies seek an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the shareholders agreement of Morningstar Australia). Morningstar has denied the claims and filed counter-claims against Mr. Rich and certain of his companies, alleging breaches of statutory, general law, and contractual duties.

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to pay approximately Australian $925,000 to the court as security for such costs. The court stayed the proceedings by those companies pending the payment of the security and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. The leave was, however, subject to the following conditions: (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of the proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar Australia for any of these costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich must pay to the court, as security for Morningstar’s costs, approximately Australian $925,000 ordered to be paid by them as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings must also be paid to Morningstar.

Mr. Rich provided the indemnity as ordered on July 12, 2005. Mr. Rich and his companies provided the first tranche of the security for Morningstar’s costs, in the amount of Australian $350,000, by way of bank guarantee on July 12, 2005 with the second tranche in the amount of Australian $300,000 due and payable on December 31, 2005 and the final tranche in the amount of approximately Australian $275,000 due and payable on June 30, 2006. Mr. Rich and his companies paid to Morningstar the costs in respect of the 2001 injunction proceedings in the amount of approximately Australian $116,000 on July 14, 2005.

On September 20, 2005, Mr. Rich and his companies filed a Second Further Amended Statement of Claim, consolidating the claims.  Morningstar filed a Defence to that pleading and an Amended Cross-Claim against Mr. Rich, both his companies, and a third Australian company controlled by Mr. Rich.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Companies are permitted to adopt the standard earlier than the required date for accounting changes and corrections of errors made in fiscal years beginning after the date that SFAS No. 154 was issued. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position, or cash flows.

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

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. We have historically generated recurring revenue because many of our products are sold through subscriptions or license agreements. In addition, our business has operating leverage because of the investments required to create proprietary databases and content. We strive to leverage these fixed costs by selling a wide variety of products and services to multiple investor segments, through multiple media and in many geographical markets. We believe that while the fixed costs of our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms and assets under management. We look for this operating leverage to be evident in our operations over the long term.

Our decentralized structure includes three global business segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions. We consolidate the results of our majority-owned international operations. Our ventures in Japan, Korea, Denmark, and Sweden are accounted for using the equity method.

Industry Developments

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help develop our company strategy, product development plans, and marketing initiatives.

Investment Landscape and Database Areas

The U.S. equity markets were relatively stable during the third quarter of 2005. The Morningstar U.S. Market Index, a broad market benchmark, gained about 4% for the quarter.

Among mutual funds domiciled in the United States, the total number of funds as of the end of September declined slightly compared with the same period in 2004. However, assets in mutual funds have continued to increase, and most categories have shown net cash inflows, in contrast to the net redemptions experienced in 2004. A study released in July 2005 by Spectrem Group noted that high-net-worth investors have increased their allocations to mutual funds after shifting more into other investment vehicles in previous years, suggesting that investor concern about the mutual fund scandals that emerged in 2003 may be receding to some extent.

Fidelity recently announced that it is unbundling its research and trade execution costs and will report them separately going forward. In addition, the SEC issued more specific guidance on soft dollar research payments. We believe these developments will help enhance pricing transparency and encourage debate about the value of independent research.

We continue to see relatively strong investor interest in alternative investment vehicles, including hedge funds, exchange-traded funds, and separate accounts. Despite negative headlines about several high-profile hedge funds, institutional investors have continued to increase their allocation to hedge funds, though at a slower rate than in the past. The allocation of capital to hedge fund data also suggests continuing interest in this area: PerTrac, which provides data on hedge funds, received about $60 million in venture capital funding in July.

For separate accounts, which are privately managed investment accounts in which the investor directly owns the underlying securities, new performance presentation requirements are scheduled to go into effect January 1, 2006. From our regular discussions with separate account money managers, we believe this will be a significant operational challenge for many separate account managers. Whether compliance or non-compliance will affect the asset growth of separate accounts remains to be seen. At the beginning of October, brokerage firm Charles Schwab announced that it plans to significantly expand client access to separately managed accounts, citing increased investor interest in this area.

Individual Market

With market conditions generally steady, the environment for advertising sales has been relatively healthy. A recent study published by Deutsche Bank and Media Post based on a survey of media executives reported that spending on online advertising increased by 10% in the third quarter of 2005 versus second-quarter levels.

Based on research from Nielsen NetRatings, Yahoo Finance has maintained a dominant share of total page views and user visits compared with other retail investment Web sites. In addition to aggregating content from other sites, Yahoo Finance has recently developed a series of stand-alone articles from several prominent writers. We believe this development is notable because it may indicate that Yahoo is trying to develop differentiated content in addition to aggregating data and articles from other sources.

Advisor Market

In the advisor segment, broker-dealers and other firms continued to consolidate during the quarter. Merrill Lynch agreed to acquire Advest, a broker-dealer firm. E*Trade Financial announced in August that it plans to purchase Kobren Insight Management as part of its expansion into wealth management. Checkfree, which makes portfolio management platforms, announced plans to acquire Integrated Decision Systems, a portfolio accounting vendor.

We believe that this ongoing acquisition trend is being driven by the desire to offer comprehensive financial solutions and maximize cost efficiencies. Some studies suggest that smaller advisory firms are continuing to struggle amid higher costs and lower revenue growth. Independent financial advisors have continued to gain market share among high-net-worth investors, but larger institutions are benefiting from their lower cost structures and economies of scale.

However, some firms have also decided to narrow their operations. In September 2005, American Express spun off its American Express Financial Advisors and mutual funds/insurance units as a standalone entity, Ameriprise Financial. The previously announced asset swap between Citigroup and Legg Mason (Citigroup plans to spin off its asset management business to Legg Mason in exchange for the latter’s retail brokerage and capital markets business) is now scheduled to take place in December. As the financial advisory landscape continues to evolve, we believe advisors will continue to demand comprehensive research platforms and integrated portfolio tools.

Institutional Market

We’re continuing to monitor two pension reform bills in the United States, the Pension Protection Act of 2005 (HR 2830) and S 1783, a Senate bill that primarily addresses pension reform.

HR 2830 is currently being addressed by the House Committee on Ways and Means. Among other things, this bill would allow large retirement plan administrators to offer their own investment advice to plan participants, including possible recommendations of proprietary funds being offered on their platforms. S 1783 is a compromise bill that was recently introduced to address various issues relating to pension reform. It also includes a provision granting employers and other retirement plan fiduciaries a safe harbor from liability arising from providing independent, third-party investment advice to plan participants. Under the proposed bill, if certain requirements were met, an employer or other plan fiduciary would not be liable for investment advice provided by a qualified investment advisor. In addition to these two bills, there are several House and Senate bills addressing automatic enrollment in 401(k)s that are still in the early stages of development.

International Markets

Outside of the United States, we believe several recent developments in Europe are particularly notable. In the United Kingdom, a series of pension simplification rules are expected to go in effect in April 2006. The advent of pension simplification rules will allow many individuals who were previously unable to invest in private pensions to take advantage of these investments. Morningstar is actively building a new pension and life database to help investors sort through the available options and make informed comparisons.

In Spain, the approval of new fund regulations is expected later this year. One of the new regulations may permit fund companies to launch hedge funds with fewer restrictions than the alternative investment funds currently allowed. Investment in the new hedge funds (known as “free investment funds”) will be limited to institutional investors with a minimum investment of 50,000 euros.

Large Dutch fund companies are increasingly transferring their funds to Luxembourg. During the quarter, ABN AMRO changed the domicile of 24 of its funds from Holland to Luxembourg, underscoring Luxembourg’s increasing importance as a center of the European fund industry. We believe this trend is being driven by low and favorable taxation, easy registration to sell funds in other European countries, and an environment that allows the rapid launch of new funds.

In Germany, tax privileges for life insurance payouts were recently abolished. As a result, sales representatives for insurance firms have been placing more emphasis on selling mutual funds, and we continue to see increased demand from insurance firms in Germany. In addition, the new government recently announced that tax incentives will be greatly reduced for closed-end funds. Advisors (usually free agents) that stay in the market may place more emphasis on selling other types of funds.

We believe that our company is well positioned for the current industry environment, and we don’t anticipate making any major changes to our growth strategy in response to industry developments in the third quarter.

Consolidated Business Results

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$56,927	$46,573	22.2%	$166,374	$130,944	27.1%
Operating income	12,347	6,606	86.9%	32,369	16,666	94.2%
Operating margin	21.7%	14.2%	NMF	19.5%	12.7%	NMF

Stock-based compensation expense	$2,030	$2,570	(21.0)%	$8,855	$8,769	1.0%

Cash used for investing activities	(10,910)	(7,538)	44.7%	(10,907)	(16,306)	(33.1)%
Cash provided by (used for) financing activities	2,572	55	NMF	22,054	(6,401)	NMF

Cash provided by operating activities	$18,236	$5,194	251.1%	$29,885	$19,085	56.6%
Capital expenditures	(1,298)	(2,449)	(47.0)%	(3,625)	(5,758)	(37.0)%
Free cash flow	$16,938	$2,745	517.0%	$26,260	$13,327	97.0%

NMF - not meaningful

We define free cash flow as cash provided by operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP) (such as cash provided by (used for) operating, investing, and financing activities), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

Consolidated Revenue

Consolidated revenue increased $10.3 million, or 22.2%, to $56.9 million in the third quarter of 2005 compared with $46.6 million in the third quarter of 2004. In the nine months ended September 30, 2005, consolidated revenue increased $35.5 million, or 27.1%, to $166.4 million compared with $130.9 million in the nine months ended September 30, 2004. Revenue increased across all three of our business segments in both the quarter and year-to-date periods. In the third quarter, the Institutional segment was the largest contributor to the increase in revenue; in the year-to-date period, the Individual segment was the largest contributor to the increase in revenue.  Individual segment revenue increased $2.8 million for the quarter and $13.5 million for the year-to-date period; Advisor segment revenue increased $3.2 million for the quarter and $8.6 million for the year-to-date period; and Institutional segment revenue increased $4.0 million for the quarter and $11.9 million for the year-to-date period.

More than 40% of the increase in consolidated revenue growth for the quarter was driven by Morningstar Advisor Workstation and our Investment Consulting services. Growth in Advisor Workstation was generated primarily by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting the ongoing benefit of growth in license agreements over the past several quarters. Growth in Investment Consulting was driven primarily by asset allocation and investment selection services that we provide for funds of funds and variable annuities. We have expanded existing relationships and our scope of responsibilities with two major clients. Revenue also increased because we receive asset-based fees, and assets under management have significantly increased compared with the prior-year quarter. Licensed Data, the independent equity research we’re providing under the Global Analyst Research Settlement (discussed below), and Morningstar.com, including Premium membership service and Internet advertising sales, contributed most of the remaining increase for the quarter.

In the year-to-date period, revenue associated with the Global Analyst Research Settlement accounted for the largest portion of the consolidated revenue increase. Because we didn’t begin recognizing revenue from the independent equity research we provide related to the Settlement until the end of July 2004, the year-over-year comparison was highly favorable. Under the terms of the Global Analyst Research Settlement, 12 leading Wall Street investment banks agreed to set aside approximately $450 million to pay for independent research over a period of five years to provide to their clients. During the third quarter of 2004, we entered into agreements with five major investment banks to provide independent equity research to meet the terms of the settlements. These agreements were structured as annual contracts that include both renewal and cancellation options. We have successfully retained these five contracts for the second year of the five-year period covered under the settlements. In September 2005, we entered into an agreement with a sixth investment bank to provide independent equity research as part of the terms of the settlement. We expect to begin recognizing revenue under this new agreement during the fourth quarter of 2005.

Morningstar Advisor Workstation and Investment Consulting were the next largest drivers of consolidated revenue growth for the year-to-date period. Licensed Data and Morningstar.com, including Premium membership service and Internet advertising sales, contributed most of the remaining increase for the year-to-date period.

In January 2005, we acquired Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8.2 million in cash. This acquisition contributed revenue of $0.5 million and $1.9 million in the three months and nine months ended September 30, 2005, respectively.

Revenue from international operations increased $1.2 million, or 19.0%, to $7.5 million in the third quarter of 2005 compared with $6.3 million in the third quarter of 2004. Foreign currency translations contributed $0.3 million of this increase. Excluding the impact of foreign currency translations, our international revenue increased approximately 15% in the third quarter of 2005. Revenue from international operations increased $3.2 million, or 17.6%, to $21.6 million in the nine months ended September 30, 2005 compared with $18.4 million in the nine months ended September 30, 2004. Foreign currency translations contributed $1.0 million of this increase. Excluding the impact of foreign currency translations, our international revenue increased approximately 12% in the nine months ended September 30, 2005.

Without the impact of foreign currency translations and the VARDS acquisition, our consolidated revenue increased approximately 21% in the third quarter and 25% in the first nine months of 2005 compared with the prior-year periods.

Revenue Composition

To help investors evaluate our ongoing business results, we separate our revenue into three categories: 1) new revenue, which we define as revenue from selling additional products to current customers or from selling to new customers; 2) renewal revenue, which we define as revenue from renewals of subscriptions or licenses; and 3) “walk-in” revenue, which we define as revenue we expect to recognize during the year from subscriptions and license agreements in place as of January 1, 2005, adjusted for cancellations, currency translations, and other routine adjustments during the year. As we progress through the calendar year, we expect that walk-in revenue will represent a smaller part of each quarter’s revenue as subscriptions and license agreements in place at the beginning of the year expire or come up for renewal; similarly, we expect that revenue from new contracts and renewals will represent a greater share of each quarter’s revenue.

The following table illustrates the composition of our 2004 revenue, our 2005 first, second and third quarter revenue, and the estimated composition of our 2005 revenue that will be recognized from business closed through the end of the third quarter of 2005.

Revenue Composition ($mil)

250
200
150
100
50
0
$179.7
$53.2
$56.2
$56.9
$213.8

	2004	Q1 2005	Q2 2005	Q3 2005	*2005* Cumulative*
New Revenue	$45.6	$5.9	$9.1	$10.1	*$33.7*
Renewal Revenue	40.8	5.7	12.9	20.2	*58.0*
Walk-in Revenue	93.3	41.6	34.2	26.6	*122.1*
Total Revenue	$179.7	$53.2	$56.2	$56.9	*$213.8*

*2005 cumulative revenue is an estimate of revenue that will be recognized from business closed through the end of the third quarter. It includes 2005 walk-in revenue plus the 2005 impact, absent cancellations, of new and renewal business closed during the first nine months of 2005. This estimate does not include any revenue from new or renewal business that will be closed during the fourth quarter of 2005.

Our third quarter 2005 revenue consisted of $10.1 million in new revenue, or 17.8%, of our total revenue for the quarter. Renewal revenue accounted for $20.2 million, or 35.4%, of our total revenue in the quarter. Walk-in revenue accounted for $26.6 million, or 46.8%, of our total revenue in the quarter.

Our estimate of 2005 walk-in revenue as of January 1, 2005, as revised in the first quarter of 2005, was $124.9 million. Cancellations during the first nine months of 2005, the impact of currency translations, and other routine adjustments further reduced this estimate of our 2005 walk-in revenue by $2.8 million, or approximately 2%, to $122.1 million. During the first nine months of 2005, we closed renewals and brought in new business that will contribute an estimated $91.7 million to 2005 revenue. As a result, we expect that walk-in revenue plus the impact of new and renewal business closed during the first nine months of 2005 will be $213.8 million in 2005. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the fourth quarter of 2005.

Consolidated Operating Expense

Consolidated operating expense increased $4.6 million, or 11.5%, to $44.6 million in the third quarter of 2005 from $40.0 million in the third quarter of 2004. This increase in consolidated operating expense primarily reflects $3.3 million of additional compensation-related expense including salaries, benefits, and sales commissions. We had approximately 1,120 employees as of September 30, 2005, compared with approximately 940 employees as of September 30, 2004. The higher headcount mainly reflects additional technical staff for our development center in China and equity analysts in our U.S. operations. The remaining increase was driven primarily by a $0.5 million increase in shareholder servicing fees related to Morningstar Managed Portfolios and a $0.5 million reduction in capitalized internal product development costs. These increases were partially offset by a $0.6 million reduction in stock-based compensation expense.

In the year-to-date period, consolidated operating expense increased $19.7 million, or 17.3%, to $134.0 million from $114.3 million in the same period last year. The increase primarily reflects $12.4 million of additional compensation-related expense including salaries, benefits, and sales commissions. A $2.2 million reduction in internal capitalized product development costs and an increase in professional fees of approximately $1.5 million also contributed to the year-to-date increase. The remaining increase primarily reflects a $1.1 million increase in depreciation and amortization expense and $0.9 million increase in shareholder servicing fees related to Morningstar Managed Portfolios.

Cost of Goods Sold

Cost of goods sold increased $2.4 million, or 17.3%, to $16.3 million in the third quarter of 2005 from $13.9 million in the third quarter of 2004. In the year-to-date period, cost of goods sold increased $6.8 million, or 16.6%, to $47.8 million from $41.0 million in the prior-year period. The increase in cost of goods sold in both the quarter and year-to-date periods reflects incremental compensation expense for newly hired equity analysts in our Individual segment, as well as additional compensation expense related to the VARDS acquisition. Shareholder servicing fees related to Morningstar Managed Portfolios, which increased because of higher assets under management, also contributed to the increase. In both the quarter and year-to-date periods, these increases were partially offset by a decline in bonus expense, because last year’s bonus expense included a special bonus established for our analyst team that did not recur in 2005.

Our gross margin in the third quarter of 2005 was 71.4% compared with 70.2% in the third quarter of 2004. Our year-to-date gross margin was 71.2%, compared with 68.7% in same period last year. In the quarter, and to a greater extent in the year-to-date period, gross margins improved partly because of a difference in the timing between revenue and expenses associated with the Global Analyst Research Settlement. We began incurring additional compensation costs at the beginning of 2004 in preparation for the ramp-up of our equity research efforts, but we didn’t begin recognizing the related revenue until the end of July 2004.

Development Expense

Development expense increased $0.6 million, or 17.1%, to $4.7 million in the third quarter of 2005 from $4.1 million in the third quarter of 2004 and increased $3.4 million, or 30.8%, to $14.5 million in the first nine months of 2005 from $11.1 million in the same period in 2004. The increase in both the quarter and year-to-date periods primarily reflects a reduction in capitalized internal product development costs of $0.5 million and $2.2 million, respectively. Because many of the projects for which we capitalized product development costs in 2004 have been placed into service, the ongoing costs are no longer eligible for capitalization and are expensed as incurred. Increased compensation expense resulting from higher headcount, primarily in our Advisor and Institutional businesses, also contributed to the increase in development expense for both the quarter and year-to-date periods. As a percentage of revenue, development expense was 8.3% in the third quarter of 2005 compared with 8.7% in the third quarter of 2004. In the first nine months of 2005, development expense as a percentage of revenue was 8.7% compared with 8.5% in the same period in 2004.

Sales and Marketing Expense

Sales and marketing expense increased $0.1 million, or 1.4%, to $9.5 million in the third quarter of 2005 from $9.4 million in the third quarter of 2004 and increased $3.1 million, or 12.0%, to $29.1 million in the first nine months of 2005 from $26.0 million in the same period in 2004. The increase in both the quarter and year-to-date periods primarily reflects higher sales commission expense in our Advisor and Institutional business due to increased sales volume as well as increased incentives.  Higher compensation also contributed to the increase, especially in the year-to-date period, reflecting increased hiring for sales and marketing staff, mainly in the Advisor and Institutional segments. In both the quarter and year-to-date periods, these increases were partially offset by lower marketing expense in our Advisor and Individual segments, because certain concentrated marketing efforts that occurred in 2004 did not recur in 2005. As a percentage of revenue, sales and marketing expense was 16.7% in the third quarter of 2005 compared with 20.1% in the prior-year period. In the year-to-date period, sales and marketing expense as a percentage of revenue was 17.5%, compared with 19.9% in the same period last year.

General and Administrative Expense

General and administrative expense increased $0.9 million, or 8.4%, to $11.8 million in the third quarter of 2005 from $10.9 million in the third quarter of 2004 and increased $5.3 million, or 17.1%, to $36.1 million in the first nine months of 2005 from $30.8 million in the prior-year period. Compensation-related expense, including bonus expense, increased $0.8 million and $2.9 million for the quarter and year-to-date periods, respectively, primarily because of higher staffing levels in our corporate departments to meet the requirements of being a public company. Additionally, in the year-to-date period, professional fees increased approximately $1.5 million, reflecting spending on corporate initiatives and legal fees related to regulatory investigations. In the third quarter, increases in compensation expense were offset by a decrease of $0.4 million in stock-based compensation expense. In the year-to-date period, stock-based compensation expense increased $0.1 million, mainly reflecting increased expense from options granted during 2005. As a percentage of revenue, general and administrative expense was 20.8% in the third quarter of 2005, compared with 23.5% in the third quarter of last year. In the year-to-date period, general and administrative expense as a percentage of revenue was 21.7% compared with 23.5% in the same period in 2004.

Stock-based Compensation Expense

Stock-based compensation expense decreased $0.6 million, or 21.0%, to $2.0 million in the third quarter of 2005 from $2.6 million in the third quarter of 2004. Stock-based compensation expense increased $0.1 million, or 1.0%, to $8.9 million in the first nine months of 2005 from $8.8 million in the first nine months of 2004. As a percentage of revenue, stock-based compensation expense was 3.6% in the third quarter of 2005 compared with 5.5% in the third quarter of 2004. Stock-based compensation expense as a percentage of revenue was 5.3% in the nine months ended September 30, 2005, compared with approximately 6.7% in the same period last year.

The following table summarizes stock-based compensation expense recorded under the liability and the equity methods:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2005	2004	% Change	2005	2004	% Change
Stock-based compensation – liability method	$—	$1,142	NMF	$2,810	$3,099	(9.3)%
Stock-based compensation – equity method	2,030	1,428	42.2%	6,045	5,670	6.6%
Total stock-based compensation expense	$2,030	$2,570	(21.0)%	$8,855	$8,769	1.0%

NMF – Not Meaningful

As a result of our initial public offering in May 2005, we are no longer required to settle stock options in cash, and therefore, are no longer required to record stock-based compensation expense under the liability method. Therefore, we did not record any stock-based compensation expense under the liability method in the third quarter of 2005; in contrast, we recorded $1.1 million of expense under this method in the third quarter of 2004. In the nine months ended September 30, 2005, stock-based compensation expense under the liability method decreased $0.3 million, or 9.3%, compared with the same period in 2004. The decrease reflects fewer options outstanding that were accounted for under the liability method in the first quarter of 2005 compared with the first nine months of 2004.  The impact of the decrease in options outstanding was partially offset by the expense recorded in the first quarter of 2005 because of a larger increase in the fair value of our common stock. In the first quarter of 2005, the fair value of our common stock increased $1.00 per share from the fair value as of December 31, 2004, compared with a $0.90 increase in the fair value of our common stock in the nine months ended September 30, 2004.

Stock-based compensation expense under the equity method increased $0.6 million, or 42.2%, to $2.0 million in the third quarter of 2005 from $1.4 million in the third quarter of 2004. In the year-to-date period, stock-based compensation expense under the equity method increased $0.3 million, or 6.6%, to $6.0 million from $5.7 million in the first nine months of 2004. The increase in expense in both periods mainly reflects the impact of the 1.1 million stock options granted in the first nine months of 2005, as well as ongoing expense associated with options granted in 2004 and prior years. Because the majority of the options granted during 2005 were granted in May 2005, the impact on stock-based compensation expense was greater in the third quarter than in the year-to-date period. The increase in expense created by the stock options granted in 2005 was partially offset by a decrease in expense recorded for options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

In 2005, we expect to record total stock-based compensation expense of approximately $11.0 million based on options we have granted through September 30, 2005. This amount is subject to change based on option forfeitures or additional grants that occur during the fourth quarter of 2005.

Bonus Expense

Bonus expense decreased $0.1 million, or 2.9%, to $5.4 million in the third quarter of 2005 from $5.5 million in the third quarter of 2004.  Bonus expense decreased $0.2 million, or approximately 1.6%, to $15.5 million in the first nine months of 2005 from $15.7 million in the first nine months of 2004. The expense in both periods declined relative to the prior-year periods because the 2004 bonus expense included a special bonus for our analyst team that did not recur in 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.4 million, or 26.6%, to $2.2 million in the third quarter of 2005 from $1.8 million in the third quarter of 2004. In the first nine months of 2005, depreciation and amortization expense increased $1.1 million, or 20.8%, to $6.5 million from $5.4 million in the first nine months of 2004. For both periods, the increase was mainly driven by amortization of the intangible assets related to the VARDS acquisition and depreciation and amortization expense for computer equipment, leasehold improvements, and capitalized internal product development costs.

Consolidated Operating Income

Consolidated operating income increased $5.7 million, or 86.9%, to $12.3 million in the third quarter of 2005 from $6.6 million in the third quarter of 2004. In the nine months ended September 30, 2005, our operating income increased $15.7 million, or 94.2%, to $32.4 million from $16.7 million in the same period in 2004. In both the quarter and year-to-date periods, operating income growth in all three of our business segments resulted from revenue growth that outpaced increases in operating expense. Our Individual business contributed $1.6 million in the quarter and $9.9 million year-to-date to the increase in operating income primarily because of revenue associated with the Global Analyst Research Settlement. Our Advisor business contributed $1.2 million in the quarter and $2.8 million year-to-date to the increase in operating income, primarily reflecting increased revenue from Morningstar Advisor Workstation.  Our Institutional business contributed $3.3 million in the quarter and $6.4 million year-to-date to the increase in operating income, primarily because of increased revenue from our Investment Consulting services, including asset allocation and investment selection for funds of funds and variable annuities.

Our operating margin was 21.7% in the third quarter of 2005 compared with 14.2% in the prior-year period. In the first nine months of 2005, our operating margin was 19.5%, compared with 12.7% in the first nine months of 2004. The increase in operating margin in both the quarter and year-to-date periods partly reflects a difference in the timing between revenue and expenses associated with the Global Analyst Research Settlement. We began incurring costs at the beginning of 2004 in preparation for the ramp-up of our equity research efforts, but we didn’t begin recognizing revenue associated with the settlements until the end of July 2004. Because we didn’t begin to recognize revenue until that time, the year-over-year comparison was highly favorable for the year-to-date period. In addition, because we recognized three months of revenue associated with the Settlement during the third quarter of 2005 compared with only two months of revenue during the third quarter of 2004, the quarter-over-quarter comparison was also favorable, though to a lesser extent. In the third quarter, the decrease in stock-based compensation expense, driven by the fact that we are no longer required to record liability-method expense, also contributed to the increase in operating margin compared with the prior-year quarter.

Excluding stock-based compensation expense, operating income increased $5.2 million, or 56.7%, to $14.4 million in the third quarter of 2005 compared with $9.2 million in the third quarter of 2004. In the first nine months of 2005, operating income excluding stock-based compensation expense increased $15.8 million, or 62.1%, to $41.2 million from $25.4 million in the same period in 2004. Operating margin excluding stock-based compensation expense was 25.3% in the third quarter of 2005 compared with 19.7% in the third quarter of 2004 and 24.8% in the first nine months of 2005 compared with 19.4% in the first nine months of 2004.

The table below provides a reconciliation from operating income to operating income before stock-based compensation expense:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2005	2004	% Change	2005	2004	% Change
Operating income	$12,347	$6,606	86.9%	$32,369	$16,666	94.2%
Stock-based compensation expense	2,030	2,570	(21.0)%	8,855	8,769	1.0%
Operating income before stock-based compensation expense	$14,377	$9,176	56.7%	$41,224	$25,435	62.1%

The table below provides a reconciliation of operating margin to operating margin before stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
(percentage of revenue)	2005	2004	2005	2004
Operating margin	21.7%	14.2%	19.5%	12.7%
Stock-based compensation expense	3.6	5.5	5.3	6.7
Operating margin before stock-based compensation expense	25.3%	19.7%	24.8%	19.4%

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

Consolidated Free Cash Flow

We generated free cash flow of $16.9 million in the third quarter of 2005, reflecting cash provided by operating activities of $18.2 million and capital expenditures of $1.3 million. Free cash flow increased by $14.2 million in the third quarter of 2005 compared with the prior-year period, reflecting a $13.0 million increase in cash flow provided by operating activities, which was driven by an increase in net income and favorable changes in working capital, and a $1.2 million reduction in capital expenditures.

In the first nine months of 2005, we generated free cash flow of $26.3 million, reflecting cash provided by operating activities of $29.9 million and capital expenditures of $3.6 million. Free cash flow in the nine months ended September 30, 2005 increased $13.0 million compared with the prior-year period, reflecting a $10.8 million increase in cash provided by operating activities and a $2.2 million reduction in capital expenditures.

The decrease in capital expenditures in the quarter and year-to-date periods primarily reflects lower capitalized internal product development costs. Several products for which costs were capitalized last year have been put into service, and we now expense the ongoing costs as they are incurred.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2005	2004	Change	2005	2004	Change
Net income	$7,519	$4,093	$3,426	$21,024	$9,948	$11,076
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	6,252	4,554	1,698	15,145	16,935	(1,790)
Cash paid for bonuses	—	(1,252)	1,252	(18,000)	(12,252)	(5,748)
Cash paid for income taxes	(4,735)	(2,706)	(2,029)	(15,471)	(3,204)	(12,267)
Other changes in operating assets and liabilities, net of effects of acquisitions	9,200	505	8,695	27,187	7,658	19,529
Cash provided by operating activities	$18,236	$5,194	$13,042	$29,885	$19,085	$10,800

In the third quarter of 2005, the increase in cash provided by operating activities of $13.0 million exceeded the $3.4 million increase in net income. We paid more cash for income taxes during the period, which reduced cash provided by operating activities. However, this impact was more than offset by an increase in cash flow arising from a reduction in net operating assets and liabilities, which primarily reflects a decrease in accounts receivable and, to a lesser extent, to an increase in accounts payable and accrued liabilities.  In addition, net income included a greater amount of non-cash items during the third quarter of 2005 compared with the prior-year quarter, primarily because of an increase in tax benefits from stock options and an increase in depreciation and amortization. We did not make any bonus payments in the third quarter of 2005; in contrast, cash paid for bonuses in the third quarter of 2004 reflected a special bonus to our analyst team.

In the first nine months of 2005, the increase in cash provided by operating activities of $10.8 million slightly lagged the $11.1 million increase in net income. Compared with the same period in 2004, non-cash items included in net income decreased, primarily because of lower deferred income tax expense. In addition, payments made for both bonuses and income taxes increased compared with the prior year. Bonus payments increased $5.7 million to $18.0 million in the first nine months of 2005 from $12.3 million in the first nine months of 2004. The higher bonus payments paid in 2005 reflect strong business performance during 2004, as well as the last installment of a special bonus established for our analyst team in 2004. Income tax payments in the first nine months of 2005 increased $12.3 million compared with the first nine months of 2004. These items, which lowered our cash flow provided by operating activities, were largely offset by a greater cash flow benefit in the first nine months of 2005 arising from a reduction in other net operating assets and liabilities. This reduction primarily reflects increases in accounts payable and accrued expenses, income tax-related accruals, and, to a lesser extent, accrued compensation.

Segment Results

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue
Individual	$15,489	$12,677	22.2%	46,625	$33,096	40.9%
Advisor	18,593	15,390	20.8%	53,868	45,287	18.9%
Institutional	24,063	20,101	19.7%	69,396	57,534	20.6%
Eliminations	(1,218)	(1,595)	(23.6)%	(3,515)	(4,973)	(29.3)%
Consolidated revenue	$56,927	$46,573	22.2%	$166,374	$130,944	27.1%

Operating income (loss)
Individual	$4,154	$2,575	61.3%	$13,273	$3,414	288.8%
Advisor	4,738	3,451	37.3%	13,604	10,812	25.8%
Institutional	6,426	3,085	108.3%	17,084	10,693	59.8%
Corporate items and eliminations	(2,971)	(2,505)	18.6%	(11,592)	(8,253)	40.5%
Consolidated operating income	$12,347	$6,606	86.9%	$32,369	$16,666	94.2%

Operating margin
Individual	26.8%	20.3%		28.5%	10.3%
Advisor	25.5%	22.4%		25.3%	23.9%
Institutional	26.7%	15.3%		24.6%	18.6%
Consolidated operating margin	21.7%	14.2%		19.5%	12.7%

Segment Business Results – Individual

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

Our Individual segment provides products and services for individual investors. The largest products in this segment are paid Premium membership service for our individual investor Web site, Morningstar.com, and the independent equity research we’re providing under the Global Analyst Research Settlement. We also earn revenue from selling advertising on Morningstar.com and offer various print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. All of the revenue from our Individual segment is currently generated in the United States. In the first nine months of 2005 and 2004, this segment represented, before intersegment eliminations, 28.0% and 25.3%, respectively, of our consolidated revenue.

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$15,489	$12,677	22.2%	$46,625	$33,096	40.9%
Operating income (loss)	$4,154	$2,575	61.3%	$13,273	$3,414	288.8%
Operating margin (%)	26.8%	20.3%		28.5%	10.3%

In the third quarter of 2005, revenue for the Individual segment increased $2.8 million, or 22.2%, compared with the third quarter of 2004. In the first nine months of 2005, the segment’s revenue increased $13.5 million, or 40.9%, compared with the first nine months of 2004. The increase in both the quarter and year-to-date periods primarily reflects revenue from our independent equity research we’re providing under the Global Analyst Research Settlement. During the third quarter of 2004, we entered into agreements with five major investment banks to provide independent equity research to meet the terms of the settlements. These agreements were structured as annual contracts that include both renewal and cancellation options. Because we did not begin to recognize revenue under these contracts until the end of July 2004, the comparison was favorable for both the quarter and year-to-date periods. The increase in revenue recognized under the Global Analyst Research Settlement for the third quarter of 2005 partly reflects the fact that we only recognized two months of revenue during 2004 (the contract term began at the end of July 2004) compared with three months of revenue recognized in 2005. Revenue also increased because we are providing coverage on a larger number of stocks compared with the prior year. We retained these five contracts for the second year of the five-year period under the settlements. In September 2005, we entered into an agreement with a sixth investment bank to provide independent equity research as part of the terms of the settlement. We expect to begin recognizing revenue under the new agreement during the fourth quarter of 2005.Growth in Morningstar.com Premium membership and Internet advertising sales accounted for the majority of the remaining increase in revenue for both the quarter and year-to-date periods. Subscriptions for Morningstar.com Premium service increased to 141,939 as of

September 30, 2005, compared with 126,672 as of September 30, 2004.

In the third quarter of 2005, operating income for the Individual segment increased $1.6 million, or 61.3%, to $4.2 million, compared with $2.6 million in the third quarter of 2004. In the first nine months of 2005, operating income for the Individual segment increased $9.9 million, or 288.8%, to $13.3 million, compared with $3.4 million in the same period in 2004. The increase in operating income for both the quarter and year-to-date periods primarily reflects an increase in revenue, which was partially offset by an increase in operating expenses. Operating expense in the third quarter of 2005 increased $1.2 million, or 12.2%, compared with the prior-year quarter, and operating expense in the first nine months of 2005 increased $3.6 million, or 12.4%, compared with the same period last year. The increase in operating expense in both periods was driven primarily by increased compensation expense from hiring additional equity analysts. Our equity analyst team consisted of 86 analysts as of September 30, 2005, compared with 67 as of September 30, 2004.  The improvement in operating income was also impacted by a difference in the timing between revenue and expense associated with the Global Analyst Research Settlement. Beginning in 2004, we invested heavily in the hiring of our analyst team in anticipation of the revenue associated with the Global Analyst Research Settlement. We began recognizing revenue from the Global Analyst Research Settlement at the end of July 2004. This resulted in higher compensation-related costs with no corresponding increase in revenue for the first seven months of 2004. As a result, the operating income for the third quarter of 2005 includes three months of revenue compared with only two months of revenue in the third quarter of 2004, and the operating income for the majority of the first nine months of 2005 includes revenue that was not included in the prior-year period.

Segment Business Results – Advisor

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment are Morningstar Advisor Workstation and Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for investment research, planning, and client presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research software. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary investment management program consisting of mutual fund portfolios that financial advisors can use for their clients’ taxable and tax-deferred accounts. In the first nine months of 2005 and 2004, this segment represented, before intersegment eliminations, 32.4% and 34.6%, respectively, of our consolidated revenue.

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$18,593	$15,390	20.8%	$53,868	$45,287	18.9%
Operating income	$4,738	$3,451	37.3%	$13,604	$10,812	25.8%
Operating margin (%)	25.5%	22.4%		25.3%	23.9%

In the third quarter of 2005, revenue for the Advisor segment increased $3.2 million, or 20.8%, compared with the third quarter of 2004. In the first nine months of 2005, the segment’s revenue increased $8.6 million, or 18.9%, compared with the first nine months of 2004. The increase in both the quarter and year-to-date periods primarily reflects an increase in revenue from Morningstar Advisor Workstation. We continue to see strong growth in licenses of the Enterprise Edition of Morningstar Advisor Workstation, and we entered into several new agreements in 2005. The number of U.S. licenses for Morningstar Advisor Workstation increased to 102,606 as of September 30, 2005, compared with 72,190 as of September 30, 2004. Morningstar Managed Portfolios also contributed to revenue growth in the segment, but to a lesser degree. We finished the quarter with higher assets under management compared with the prior-year period. Assets under management for Morningstar Managed Portfolios were $1.3 billion as of September 30, 2005, compared with $774.1 million as of September 30, 2004. Principia revenue was essentially unchanged in both the quarter and year-to-date periods. The number of subscriptions for Principia declined to 50,484 as of September 30, 2005, compared with 52,366 as of September 30, 2004. While the number of subscriptions declined slightly, average revenue per subscription increased primarily because of previous price increases and reductions in certain discount programs. The VARDS acquisition contributed $0.1 million and $0.3 million to revenue in this segment during the third quarter and year-to-date periods, respectively.

In 2005, we refined the way we count Principia subscriptions.  We now count subscriptions to each of the six modules in the Principia suite as separate subscriptions.  We also refined the way we count U.S. licenses for Advisor Workstation to more consistently include only financial advisors licensed to use the product and to exclude support staff. If the license agreement allows access by users not employed by the licensing enterprise, we only include actual users within the past 12 months.  We believe these changes provide better information regarding our market penetration within the financial advisor market. The following table shows historical quarterly data adjusted to reflect these changes.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Number of U.S. Advisor Workstation Licenses	57,166	75,810	72,190	80,235	90,323	101,318	102,606
Number of Principia Subscriptions	55,493	54,824	52,366	51,308	53,048	50,797	50,484

In the third quarter of 2005, operating income for the Advisor segment increased $1.2 million, or 37.3%, compared with the third quarter of 2004. In the first nine months of 2005, operating income for the Advisor segment increased $2.8 million, or 25.8%, compared with the same period in 2004. In both the quarter and year-to-date periods, the increase in operating income reflects the growth in the Advisor segment’s revenue, partially offset by increased operating expense in most categories. Operating expense in the third quarter of 2005 increased $2.0 million, or 16.0%, compared with the prior-year quarter. The increase in expense primarily reflects an increase in cost of goods sold because of increased compensation costs related to additional headcount and shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios. An increase in general and administrative expense which was driven by higher corporate overhead expense, also contributed to the increase in operating expense for the quarter. In the first nine months of 2005, operating expense increased $5.8 million, or 16.8%, compared with the same period in 2004. The increase in expense primarily reflects increased sales and marketing expense, which was driven by higher compensation-related expense and commissions for sales of Advisor Workstation and Principia. The higher sales commissions reflect increased sales volume in Advisor Workstation and changes to the incentive structure for both products. Cost of goods sold also increased in the year-to-date period because of increases in both compensation expense from expanded headcount and shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios. General and administrative expense increased in the first nine months of the year primarily because of higher corporate overhead expense. The operating margin in both the third quarter and year-to-date periods improved over the prior year, reflecting the impact of higher revenue against the operating cost structure.

Segment Business Results – Institutional

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, and retirement plan providers and sponsors. Key products in this segment are Morningstar Direct, a Web-based platform providing access to Morningstar’s global databases and investment research; Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Investment Consulting, which helps clients create and maintain investment portfolios; and Morningstar Retirement Manager, a suite of services for retirement plan participants. In the first nine months of 2005 and 2004, this segment represented, before intersegment eliminations, 41.7% and 43.9%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2005	2004	% Change	2005	2004	% Change
Revenue	$24,063	$20,101	19.7%	$69,396	$57,534	20.6%
Operating income	$6,426	$3,085	108.3%	$17,084	$10,693	59.8%
Operating margin (%)	26.7%	15.3%		24.6%	18.6%

In the third quarter of 2005, revenue for the Institutional segment increased $4.0 million, or 19.7%, compared with the third quarter of 2004. In the year-to-date period, this segment’s revenue increased $11.9 million, or 20.6%, compared with the same period in 2004. The increase in both the quarter and year-to-date periods was primarily due to increased revenue for Investment Consulting services, including asset allocation and investment selection for funds of funds and variable annuities. We have expanded existing relationships and our scope of responsibilities with two major clients. Revenue also increased because we receive asset-based fees for our services, and assets under management in these client portfolios have significantly increased compared with the prior-year quarter.  Licensed Data, and to a lesser extent, Morningstar Direct, also contributed to revenue growth in the quarter and year-to-date periods. The VARDS acquisition contributed $0.4 million and $1.6 million to revenue in this segment in the third quarter and first nine months of 2005, respectively. The number of licenses for Morningstar Direct was 861 as of September 30, 2005 compared with 729 as of September 30, 2004. As of September 30, 2005, approximately 12 million retirement plan participants had access to our advice and guidance services in Morningstar Retirement Manager through approximately 69,000 plan sponsors and 30 plan providers. We had $225.9 million in assets under management in the managed retirement accounts offered through Morningstar Retirement Manager as of September 30, 2005, compared with $85.3 million as of September 30, 2004.

In the third quarter of 2005, operating income for the Institutional segment increased $3.3 million, or 108.3%, compared with the third quarter of 2004. In the first nine months of 2005, operating income for the Institutional segment increased $6.4 million, or 59.8%, compared with the same period in 2004. In both the quarter and year-to-date periods, the increase in operating income reflects the growth in the Institutional segment’s revenue, particularly with respect to the growth in our Investment Consulting services. Contract values and asset-based fees for the consulting services we provide have increased, while the cost base for these services has remained relatively stable.  Revenue growth was partially offset by operating expense growth in most categories. Operating expense in the third quarter of 2005 increased $0.7 million, or 3.6%, compared with the prior-year quarter. Operating expense in the first nine months of 2005 increased $5.5 million, or 11.7%, compared with the same period in 2004. Cost of goods sold increased in both the quarter and year-to-date periods, reflecting higher compensation expense including costs relating to the VARDS acquisition. Sales and marketing expense increased because of higher compensation and sales commission expense compared with the prior-year periods. General and administrative expense increased, primarily in the year-to-date period, because of higher corporate overhead. The operating margin in both the third quarter and year-to-date periods improved over the same periods in 2004, reflecting the impact of revenue growth that exceeded the increase in operating expense.

Corporate and Eliminations

Three and Nine Months Ended September 30, 2005 vs. Three and Nine Months Ended September 30, 2004

Corporate items and eliminations include stock-based compensation expense, capitalized internal product development costs and related amortization, and amortization related to intangible assets. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2005	2004	% Change	2005	2004	% Change
Stock-based compensation expense	$2,030	$2,570	(21.0)%	$8,855	$8,769	1.0%
Capitalized internal product development costs	(164)	(679)	(75.8)%	(367)	(2,583)	(85.8)%
Depreciation and amortization	976	557	75.2%	2,968	1,680	76.7%
Other	129	57	126.3%	136	387	(64.9)%
Corporate items and eliminations	$2,971	$2,505	18.6%	$11,592	$8,253	40.5%

In the third quarter of 2005, corporate items and eliminations increased $0.5 million reflecting an increase of $0.4 million in depreciation and amortization and a decrease of $0.5 million in capitalized internal product development costs. A decline in stock-based compensation expense of $0.6 million partially offset these expense increases.

In the year-to-date period, corporate items and eliminations increased $3.3 million, primarily because of a $2.2 million decrease in capitalized internal product development costs and a $1.3 million increase in depreciation and amortization expense.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended September 30		Nine months ended September 30
($000)	2005	2004	2005	2004
Interest income, net	$892	$260	$1,946	$694
Other income (loss), net	(46)	250	14	346
Non-operating income, net	$846	$510	$1,960	$1,040

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.6 million in the third quarter of 2005 and $1.2 million in the first nine months of 2005 compared with the same periods in 2004. The increases in interest income primarily reflect an increase in cash, cash equivalents, and investments as well as higher returns on invested cash balances.

Net other income (loss) primarily represents royalty income from Morningstar Japan K.K., realized gains and losses from our investment portfolio, and foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations.

Income Tax Expense

The following table summarizes the components of our effective income tax expense rate:

	Three months ended September 30		Nine months ended September 30
($000)	2005	2004	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$13,193	$7,116	$34,329	$17,706
Equity in net income of unconsolidated entities	183	212	1,212	591
Total	$13,376	$7,328	$35,541	$18,297
Income tax expense	$5,857	$3,235	$14,517	$8,349
Effective income tax expense rate	43.8%	44.1%	40.8%	45.6%

Our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations as well as the impact of expense related to incentive stock options for which no income tax benefit is recorded. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. As a result of these items, our effective income tax expense rate may fluctuate from period to period. The reduction in our year-to-date effective income tax expense rate compared with the prior-year period primarily reflects lower expense related to incentive stock options and the income tax benefit related to some exercises of incentive stock options. In addition, in the second quarter of 2005, we recorded a deferred income tax benefit of $668,000 related to research and development expenses due to a change in U.S. tax regulations, which resulted in a one-time reduction of our effective income tax expense rate.

Liquidity and Capital Resources

General

We believe that our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital, and for funding future growth.

Cash and cash equivalents

As of September 30, 2005, we had cash and cash equivalents of $76.8 million, an increase of $40.9 million compared with December 31, 2004. The increase primarily reflects $29.9 million in cash provided by operating activities and $22.1 million in cash provided by financing activities, offset by $10.9 in cash used for investing activities. In addition to the $76.8 million of cash and cash equivalents as of September 30, 2005, we had $58.6 million of investments, consisting primarily of fixed-income securities.

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that occurs approximately every seven to 35 days.  Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents. Accordingly, we have reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets. The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of December 31, 2004, September 30, 2004 and December 31, 2003 was $23.6 million, $24.5 million and $21.7 million, respectively. We have also made related adjustments to the Condensed Consolidated Cash Flow Statements to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

Cash provided by operating activities

Cash provided by operating activities was $29.9 million in the first nine months of 2005, compared with $19.1 million in the first nine months of 2004. The $10.8 million increase in operating cash flows in the year-to-date period primarily reflects an increase in net income and a decrease in certain net operating assets and liabilities, excluding income tax and bonus payments. In the first nine months of 2005, we made income tax payments of $15.5 million. In the first nine months of 2004, we made only $3.2 million of income tax payments due to the U.S. net operating loss carryforwards available from prior years. In the first nine months of 2005 and 2004, we paid bonuses of approximately $18.0 million and $12.3 million, respectively. The higher bonuses in 2005 were the result of strong 2004 operating performance and a special bonus paid to our analyst team in connection with the ramp-up of our independent equity research business. Excluding the impact of income tax and bonus payments, in the first nine months of 2005, our net operating assets and liabilities decreased primarily because of increases in accrued bonuses related to the current year’s performance and accrued income taxes. The increase in accounts receivable, resulting primarily from higher client billings, was partially offset by the related increase in deferred revenue. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our balance sheet. As of September 30, 2005 and December 31, 2004, our deferred revenue was $66.3 million and $63.4 million, respectively.

Cash used for investing activities

In the first nine months of 2005, cash used for investing activities was $10.9 million, compared with $16.3 million in the first nine months of 2004.

In the first nine months of 2005, proceeds from sales of investments exceeded purchases of investments by $0.9 million, resulting in a re-allocation from investments to cash and cash equivalents. In the first nine months of 2004, purchases of investments exceeded our sales of investments by $10.4 million, reflecting a transfer of cash that we determined exceeded our immediate operating needs into our investment portfolio. As of September 30, 2005 and December 31, 2004, our investments, consisting primarily of fixed-income securities, were $58.6 million and $59.6 million, respectively.

Capital expenditures were $3.6 million in the first nine months of 2005 compared with $5.8 million in the prior-year period. Capital expenditures are primarily for leasehold improvements, computer hardware, and capitalized internal product development costs. We anticipate that our capital expenditures in 2005 will be approximately $7.0 million, including a total of $3.4 million of expected capital spending for a new corporate facility in London and additional buildouts for our development center in China.

Cash used for acquisitions was $8.2 million in the first nine months of 2005 and $0.2 million in the first nine months of 2004. In January 2005, we acquired VARDS from Finetre Corporation. In February 2004, we purchased the remaining 51% of Morningstar Norge AS (Morningstar Norway) that we did not previously own.

Cash provided by (used for) financing activities

Cash provided by financing activities was $22.1 million in the first nine months of 2005, primarily reflecting net proceeds of $18.1 million from our initial public offering in May 2005. These proceeds resulted from the underwriters’ exercise of their over-allotment option based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses. In addition, in the first nine months of 2005, we received proceeds of $4.0 million from stock option exercises.

In the first nine months of 2004, cash used for financing activities was $6.4 million. Substantially all of this amount reflects our repayment of the promissory note payable to Joe Mansueto, our chairman, chief executive officer, and controlling shareholder. The obligation and related interest were paid in full.

Under the 1993 Morningstar Stock Option Plan, subject to certain conditions, holders of vested options were permitted, prior to completion of our initial public offering, to exercise their options and immediately resell to us the shares of common stock obtained from the exercise at a price equal to the fair value of the shares, as determined by our board of directors. We have the right to pay this balance in equal installments over a period of five years, with the deferred balance accruing interest at a floating rate based on the U.S. Treasury bill. As of September 30, 2005, we had $0.2 million of deferred obligations relating to such repurchases, which are included in other liabilities. We expect to satisfy these obligations in full by March 2006.

Acquisitions

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit from Finetre Corporation for $8.2 million in cash. VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities. The service is also used by many brokerage firms for research, due diligence, and suitability determination. We believe this acquisition strengthens our investment database and will enhance our efforts to provide investors with the information they need to make well-informed decisions when investing in variable annuities. The acquisition contributed approximately $1.9 million of revenue in the first nine months of 2005.

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

Pending use for purposes described in Liquidity and Capital Resources, we invested the net proceeds to us in direct or guaranteed obligations of the United States government and cash equivalents.

Stock Option Grant

In 2005, our board of directors authorized for grant in 2005 options to acquire 1.1 million shares of common stock under our 2004 Stock Incentive Plan. In the nine months ended September 30, 2005, we granted options to acquire approximately 1.1 million shares of common stock at an initial exercise price equal to the market price of our common stock on the date of grant. All of the options granted during 2005 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Companies are permitted to adopt the standard earlier than the required date for accounting changes and corrections of errors made in fiscal years beginning after the date that SFAS No. 154 was issued. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. At September 30, 2005, our investments, consisting primarily of fixed-income securities, were $58.6 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.3 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in Morningstar’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MORNINGSTAR, INC.

Date: November 14, 2005	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer