Form 10-Q
period 2006-03-31
Morningstar, Inc.
filed 2006-05-15
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-51280

MORNINGSTAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

225 West Wacker Drive
Chicago, Illinois
60606-6303

(Address of Principal Executive Offices)

(312) 696-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Acelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2006, there were 40,756,153 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

INDEX

PART 1	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART 2	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

SIGNATURE

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31
(in thousands except per share amounts)	2006	2005

Revenue	$70,060	$53,204

Operating expense (1):
Cost of goods sold	18,673	15,912
Development	6,091	5,149
Sales and marketing	11,660	9,785
General and administrative	12,032	13,084
Depreciation and amortization	2,406	2,396
Total operating expense	50,862	46,326

Operating income	19,198	6,878

Non-operating income:
Interest income, net	1,059	449
Other income (expense), net	(126)	260
Non-operating income, net	933	709

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	20,131	7,587

Income tax expense	7,598	4,060

Equity in net income of unconsolidated entities	647	480

Income before cumulative effect of accounting change	13,180	4,007

Cumulative effect of accounting change, net of income tax expense of $171	259	—

Net income	$13,439	$4,007

Basic income per share
Income before cumulative effect of accounting change	$0.33	$0.10
Cumulative effect of accounting change	—	—
Net income	$0.33	$0.10
Diluted income per share
Income before cumulative effect of accounting change	$0.28	$0.09
Cumulative effect of accounting change	0.01	—
Net income	$0.29	$0.09

Weighted average shares outstanding:
Basic	40,355	38,448
Diluted	46,424	42,944

	Three Months Ended March 31
	2006	2005
(1) Includes stock-based compensation expense of:
Cost of goods sold	$272	$664
Development	114	275
Sales and marketing	126	325
General and administrative	1,422	3,623
Total stock-based compensation expense	$1,934	$4,887

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2006	December 31 2005

Assets
Current assets:
Cash and cash equivalents	$48,390	$92,367
Investments	34,516	60,823
Accounts receivable, less allowance of $435 and $418, respectively	54,905	47,530
Income tax receivable, net	6,722	—
Other	6,378	5,495
Total current assets	150,911	206,215

Property, equipment, and capitalized software, net of accumulated depreciation of $42,553 and $40,687, respectively	17,483	17,355
Investments in unconsolidated entities	16,631	16,355
Goodwill	65,805	17,500
Intangible assets, net	62,961	7,251
Deferred tax asset, net	7,932	29,729
Other assets	2,126	1,906
Total assets	$323,849	$296,311

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15,593	$13,664
Accrued compensation	16,608	26,463
Income tax payable	—	1,259
Deferred revenue	87,497	71,155
Deferred tax liability, net	840	833
Other	2,517	2,467
Total current liabilities	123,055	115,841

Accrued compensation	1,376	4,458
Other long-term liabilities	3,386	2,298
Total liabilities	127,817	122,597

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 40,683,841 and 40,284,513 shares were outstanding as of March 31, 2006 and December 31, 2005, respectively	4	4
Treasury stock at cost, 233,334 shares at March 31, 2006 and December 31, 2005	(3,280)	(3,280)
Additional paid-in capital	235,383	226,593
Accumulated deficit	(37,169)	(50,608)
Accumulated other comprehensive income:
Currency translation adjustment	1,208	1,130
Unrealized losses on available for sale securities	(114)	(125)
Total accumulated other comprehensive income	1,094	1,005
Total shareholders’ equity	196,032	173,714
Total liabilities and shareholders’ equity	$323,849	$296,311

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2006

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Deficit	Income	Equity
Balance, December 31, 2005	40,284,513	$4	$(3,280)	$226,593	$(50,608)	$1,005	$173,714
Comprehensive income:
Net income		—	—	—	13,439	—	13,439
Unrealized gain on investments, net of income tax benefit		—	—	—	—	11	11
Foreign currency translation adjustment		—	—	—	—	78	78
Total comprehensive income		—	—	—	13,439	89	13,528
Issuance of common stock related to stock option exercises, net	399,328	—	—	4,597	—	—	4,597
Stock-based compensation		—	—	1,934	—	—	1,934
Cumulative effect of accounting change				(430)			(430)
Tax benefit derived from stock option exercises		—	—	2,689	—	—	2,689
Balance, March 31, 2006	40,683,841	$4	$(3,280)	$235,383	$(37,169)	$1,094	$196,032

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2006	2005

Operating activities
Net income	$13,439	$4,007
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	(259)	—
Depreciation and amortization	2,406	2,396
Deferred income tax benefit	(565)	(859)
Stock-based compensation expense	1,934	4,887
Provision for bad debt	18	60
Equity in net income of unconsolidated entities	(647)	(480)
Foreign exchange (gain) loss	185	(299)
Excess tax benefits from stock option exercises	(2,689)	—
Other, net	(106)	139
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(886)	(7,151)
Other assets	1,150	(160)
Accounts payable and accrued liabilities	(2,419)	(667)
Accrued compensation	(14,190)	(12,823)
Income taxes payable	6,267	1,067
Deferred revenue	5,825	7,203
Accrued stock-based compensation	—	(38)
Other liabilities	454	471
Cash provided by (used for) operating activities	9,917	(2,247)

Investing activities
Purchases of investments	(26,050)	(7,695)
Proceeds from sale of investments	52,377	10,815
Capital expenditures	(859)	(1,021)
Acquisitions, net of cash acquired	(86,274)	(8,157)
Other, net	(300)	93
Cash used for investing activities	(61,106)	(5,965)

Financing activities
Payments of long-term debt and capital lease obligations	—	(11)
Proceeds from stock options exercises	4,594	66
Excess tax benefits from stock option exercises	2,689	—
Cash provided by financing activities	7,283	55

Effect of exchange rate changes on cash	(71)	(67)
Net decrease in cash and cash equivalents	(43,977)	(8,224)
Cash and cash equivalents – beginning of period	92,367	35,907
Cash and cash equivalents – end of period	$48,390	$27,683

Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,888	$3,730
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available for sale investments	$19	$(56)

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006.

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. This change gives management a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. The 2005 financial results for each segment have been reclassified to reflect this change.

We reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of March 31, 2005 and December 31, 2004 was $18,925,000 and $23,586,000, respectively. We have also made related adjustments to the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

2. Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under this method, the provisions of SFAS
No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the fair value as of the date of grant. Prior to this date, we accounted for our stock option plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation (SFAS No. 123). Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $259,000 to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Besides recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123. Prior to our adoption of SFAS 123(R), we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in our Unaudited Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $2,689,000 in the first quarter of 2006, and no comparable amounts were recorded in the first quarter of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options.

3. Acquisitions, Goodwill, and Other Intangible Assets

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a privately held firm specializing in asset allocation research and services, for $83,000,000 in cash, plus an additional $3,377,000 in cash for working capital and other items, subject to post-closing adjustments. The results of Ibbotson’s operations have been included in our Condensed Consolidated Financial Statements beginning on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

We are in the process of determining the fair value to be assigned to certain acquired assets and liabilities; therefore the allocation of the purchase price is subject to refinement. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,629
Tax benefit related to stock-option cancellation payment	11,652
Other current assets	1,530
Fixed assets	1,063
Other assets	165
Intangible assets	55,990
Goodwill	48,302
Deferred revenue	(10,471)
Accrued liabilities	(5,572)
Deferred tax liability	(22,253)
Other liabilities	(761)
Total purchase price	$86,377

As part of the preliminary Ibbotson purchase price allocation, we recorded an asset of $11,652,000 for the income tax benefit related to the payment for the cancellation of Ibbotson’s stock options.  This cash income tax benefit will reduce the amount of cash we pay for income taxes in 2006. This cash income tax benefit did not impact our income tax expense or net income in the first quarter of 2006.

The preliminary allocation also includes acquired intangible assets that consist primarily of customer-related assets, tradenames, and technology-based assets. The estimated useful lives for these assets range from three to 25 years. Because the amortization expense for these intangible assets is not deductible for U.S. income tax purposes, we recorded a deferred tax liability of $22,253,000 based on these preliminary values.

Based on the preliminary purchase price allocation, we recorded $48,302,000 of goodwill. The goodwill we recorded is not deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes. The goodwill will be tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Based on plans in place at the time of acquisition, we recorded a liability of $614,000 for severance and $761,000 million for lease termination costs, net of estimated sub-lease income. We expect the severance to be paid by the end of 2006. We expect to pay the lease termination costs beginning in March 2008, which is when we plan to vacate the office space.

The following unaudited proforma information presents a summary of our consolidated statements of operations for the three months ended March 31, 2006 and 2005 as if we had acquired Ibbotson as of January 1, 2006 and 2005, respectively. In calculating the proforma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because our annual equity grant occurs in May of each year, we did not make an adjustment to include stock-based compensation expense related to an estimated value of stock options assumed to be granted to Ibbotson employees.

	Three Months ended March 31
($000)	2006	2005
Revenue	$77,451	$64,479
Operating income	19,599	7,331
Income before cumulative effect of accounting change	13,192	3,906
Net income	13,451	3,906

Basic income per share:
Income before cumulative effect of accounting change	$0.33	$0.10
Net income	$0.33	$0.10

Diluted income per share:
Income before cumulative effect of accounting change	$0.28	$0.09
Net income	$0.29	$0.09

Variable Annuity Research and Data Service

In January 2005, we acquired Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8,192,000 in cash, including costs directly related to the acquisition. The results of VARDS’ operations have been included in our Condensed Consolidated Financial Statements beginning in January 2005. This business provides research and data on variable annuities and is used by many firms that offer variable annuities.

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

The following table shows the changes in our goodwill balance from January 1, 2005 to March 31, 2006:

($000)
Balance as of January 1, 2005	$14,408
Goodwill acquired related to VARDS	3,084
Other, primarily currency translation adjustment	8
Balance as of December 31, 2005	$17,500
Goodwill acquired related to Ibbotson	48,302
Other, primarily currency translation adjustment	3
Balance as of March 31, 2006	$65,805

We did not record any impairment losses in the quarters ended March 31, 2006 or 2005, respectively.

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of March 31, 2006				As of December 31, 2005
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$1,132	$(446)	$686	7	$1,132	$(405)	$727	7
Customer-related assets	6,571	(699)	5,872	18	6,571	(597)	5,974	18
Supplier relationships	240	(15)	225	20	240	(12)	228	20
Technology-based assets	812	(135)	677	4	430	(108)	322	4
Ibbotson intangible assets	55,990	(489)	55,501	10	—	—	—	—
Total intangible assets	$64,745	$(1,784)	$62,961	11	$8,373	$(1,122)	$7,251	16

Amortization expense was $662,000 and $407,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

As of March 31, 2006, we estimate that aggregate amortization expense for intangible assets will be $5,677,000 in 2006; $6,687,000 in 2007; $6,630,000 in 2008; $6,507,000 in 2009; $6,275,000 in 2010; and $5,618,000 in 2011. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocation related to our acquisition of Ibbotson.

4. Income Per Share

We compute basic income per share by dividing net income by the applicable number of weighted average common shares outstanding during the year. Diluted income per share includes the assumed impact, using the treasury stock method, of converting stock options with an exercise price below the average fair value of our common stock, if the impact of this calculation is more dilutive.

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share.

	Three Months Ended March 31
(in thousands, except per share amounts)	2006	2005

Basic income per share:
Income before cumulative effect of accounting change	$13,180	$4,007
Cumulative effect of accounting change, net of tax	259	—
Net income	$13,439	$4,007
Weighted average common shares outstanding	40,355	38,448

Income before cumulative effect of accounting change	$0.33	$0.10
Cumulative effect of accounting change, net of tax	—	—
Net income	$0.33	$0.10

Diluted income per share:
Income before cumulative effect of accounting change	$13,180	$4,007
Cumulative effect of accounting change, net of tax	259	—
Net income	$13,439	$4,007

Weighted average common shares outstanding	40,355	38,448
Net effect of dilutive stock options based on the treasury stock method	6,069	4,496
Weighted average common shares outstanding for computing diluted income per share	46,424	42,944

Income before cumulative effect of accounting change	$0.28	$0.09
Cumulative effect of accounting change, net of tax	0.01	—
Net income	$0.29	$0.09

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•      Individual segment. Our Individual segment provides products and services for individual investors. The largest product in this segment is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is currently distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the newly acquired Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook.  Revenue in the Individual segment typically benefits from sales of these annual reference guides which are published once a year in the first quarter.

•      Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment are Morningstar Advisor Workstation and Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business – including investment research, planning, and presentation tools. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial planners. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Through our acquisition of Ibbotson, we also offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials.

•      Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment include Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; retirement advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Licensed Tools and Content, a set of online tools and editorial designed for institutions to use in their Web sites and software; Investment Profiles and Guides, which are designed for institutions to use in communicating investment information to individual investors; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Encorr, an asset allocation software package (acquired with Ibbotson).

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. This change gives management a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. The 2005 financial results for each segment have been reclassified to reflect this change. Operating income and operating margin growth rates for all segments were more favorable year over year because higher stock-based compensation expense in the first quarter of 2005 had a larger negative impact on margins in that period.

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements as of December 31, 2005 included in our Annual Report on Form 10-K as of December 31, 2005, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs and amortization of intangible assets, as well as the elimination of intersegment revenue and expense, in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$18,338	$21,748	$29,974	$—	$70,060
Intersegment	790	2	598	(1,390)	—
Total revenue	19,128	21,750	30,572	(1,390)	70,060
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	12,785	14,656	20,659	(1,578)	46,522
Stock-based compensation expense	575	571	788	—	1,934
Depreciation and amortization	206	441	430	1,329	2,406
Operating income (loss)	$5,562	$6,082	$8,695	$(1,141)	$19,198

Capital expenditures	$41	$82	$308	$428	$859

U.S. revenue					$61,638
Non-U.S. revenue					$8,422

					March 31, 2006
U.S. long-lived assets					$13,830
Non-U.S. long-lived assets					$3,653

	Three months ended March 31, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$14,906	$16,491	$21,807	$—	$53,204
Intersegment	602	—	499	(1,101)	—
Total revenue	15,508	16,491	22,306	(1,101)	53,204
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	11,213	12,117	16,844	(1,131)	39,043
Stock-based compensation expense	1,582	1,430	1,875	—	4,887
Depreciation and amortization	288	358	487	1,263	2,396
Operating income (loss)	$2,425	$2,586	$3,100	$(1,233)	$6,878

Capital expenditures	$58	$110	$232	$621	$1,021

U.S. revenue					$46,231
Non-U.S. revenue					$6,973

					March 31, 2005
U.S. long-lived assets					$15,088
Non-U.S. long-lived assets					$1,433

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	March 31, 2006	December 31, 2005
Available for sale	$32,441	$58,761
Held to maturity	409	420
Trading securities	1,666	1,642
Total	$34,516	$60,823

7. Investments In Unconsolidated Entities

Morningstar Japan K.K.  In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of March 31, 2006 and December 31, 2005, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. Our investment in MJKK totaled $15,180,000 and $14,884,000 as of March 31, 2006 and December 31, 2005, respectively. MJKK’s market value was approximately Japanese Yen 30.5 billion (approximately U.S. $259,320,000) as of March 31, 2006 and Japanese Yen 27.8 billion (approximately U.S. $235,625,000) as of December 31, 2005.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company named Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea develops, markets, and sells products and services to assist in the analysis of financial portfolios and provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of March 31, 2006 and December 31, 2005. We account for this investment using the equity method. Our investment totaled $1,151,000 and $1,129,000 as of March 31, 2006 and December 31, 2005, respectively.

Other Investments in Unconsolidated Entities. As of March 31, 2006 and December 31, 2005, the book value of our other investments in unconsolidated entities totaled $300,000 and $342,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of March 31, 2006 and December 31, 2005. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended March 31
($000)	2006	2005
Revenue	$4,844	$3,295
Operating income	$1,412	$643
Net income (loss)	$1,538	$374

8. Stock-Based Compensation

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

In November 2004, we adopted the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for grants of options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. All of our employees are eligible for awards under the 2004 Stock Incentive Plan. Our non-employee directors are also eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or the Prior Plans. Options granted under the 2004 Stock Incentive Plan vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the options at a rate equal to the 10-year Treasury bond yield as of the date of grant. The number of shares available for future stock option grants as of March 31, 2006 and December 31, 2005 was 2,996,156 and 2,989,322, respectively.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date, to the officer. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became and continue to become exercisable each year from 1999 through 2008. As of March 31, 2006 and December 31, 2005, there were 869,174 options remaining to be exercised.

Accounting for Stock Options

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Prior to this date, we accounted for our stock option plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation (SFAS No. 123). Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $259,000 to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Besides recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123. Prior to our adoption of SFAS 123(R), we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits classified as financing cash flows were $2,689,000 in the first quarter of 2006.

Prior to our initial public offering in May 2005, we accounted for options granted under the 1993 Plan and the 1999 Plan using the liability method in accordance with SFAS No. 123, reflecting the terms of the respective stock option plans which allowed for cash settlement at the option holder’s election subject to certain conditions. Under the liability method, we accounted for options as a liability that was measured each period using the fair value per share of our common stock. We recorded changes in the liability resulting from changes in the fair value of our common stock in the Consolidated Statements of Operations. As a result of our initial public offering, we are no longer required to settle options under the 1993 Plan and 1999 Plan in cash. Upon our initial public offering, we valued the liability using a fair value of $18.50 per share, equivalent to the fair value of our common stock at the time of our initial public offering. We reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital. In addition, because all of the options previously accounted for under the liability method were fully vested by March 31, 2005, no additional expense was recorded for these options in subsequent periods

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded in our Consolidated Statements of Operations:

	Three months ended March 31
($000)	2006	2005
Stock-based compensation expense under the liability method	$—	$2,810
Stock-based compensation expense under the equity method	1,934	2,077
Total stock-based compensation expense	$1,934	$4,887

The tax benefit recorded related to the stock-based compensation expense above was $747,000 and $1,194,000 for the three months ended March 31, 2006 and 2005, respectively.

As discussed above, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed; there were no such adjustments recorded during the first quarter of 2006.

Stock-Option Fair Value

We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model, and amortize that value to stock-based compensation expense ratably over the option’s vesting period. The fair value of options granted during the first three months of 2006 using this model was $14.16 per share. There were no options granted during the first three months of 2005. We estimated the fair value of the options granted in the first quarter of 2006 on the date of grant using the following weighted-average assumptions in our Black-Scholes option-pricing model:

2006
Expected life (years)	6.25
Expected volatility (%)	43.0%
Dividend yield (%)	—
Interest rate (%)	4.33%
Expected exercise price	$45.31

Expected term. The expected term represents the period over which the stock options are expected to be outstanding. Because of the limited amount of historical information regarding stock option exercises since becoming a public company in May 2005, we have determined the expected life using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Expected volatility. The volatility factor used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected term of the stock option award. Because we are a newly public company with limited historical data on the price of our stock, we do not base our volatility assumption on our own stock price.

Dividend yield. We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

Interest rate. We base the risk-free interest rate used in our assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected term.

Expected exercise price. All of the options granted during the first three months of 2006 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using an estimated life of 6.25 years and the applicable 10-year Treasury bond rate.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Three months ended March 31, 2006
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	3,338,959	$10.50
Canceled	(34,023)	15.25
Exercised	(19,685)	15.44
Options outstanding—March 31, 2006	3,285,251	$10.49

Options exercisable—March 31, 2006	2,136,433	$8.23

	Three months ended March 31, 2006
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	7,795,848	$11.96
Canceled	(26,091)	17.31
Exercised	(388,593)	11.39
Granted	46,451	34.64
Options outstanding—March 31, 2006	7,427,615	$12.14

Options exercisable—March 31, 2006	5,827,821	$10.76

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the three months ended March 31, 2006 and 2005 was $12,550,000 and $86,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of March 31, 2006.

Options Outstanding					Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	2,291,009	2.38	$2.51	$96,808	2,211,148	2.37	$2.51	$93,448
$8.57 - $14.70	5,921,900	4.83	12.52	190,954	5,409,638	4.65	12.83	172,803
$15.54 - $35.01	2,499,957	8.88	17.88	67,213	343,468	8.67	15.54	10,040
$2.00 - $35.01	10,712,866	5.25	$11.63	$354,975	7,964,254	4.19	$10.08	$276,291
Vested or Expected to Vest
$2.00 - $35.01	10,535,535	5.19	$11.50	$350,467

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $44.77 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2006, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $16,599,000, which is expected to be recognized over a weighted average period of approximately 30 months.

9. Related Party Transactions

In 1989, under our 1989 Nonqualified Stock Option Plan (the 1989 Plan), we granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, to Don Phillips, an officer of Morningstar. These options were not exercised and expired in February 1999. In February 1999, in conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don. Under the terms of the Agreement, on any date that Don exercises the right to purchase shares under the 1999 Plan, we shall pay to him $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

Under the 1993 Plan, and prior to our initial public offering in May 2005, employees were able to exercise options and elect net cash settlement based on the difference between the exercise price and the fair value of our common stock. If an employee exercised an option and elected net cash settlement, we had the right to make payments over a period of five years. Interest accrued on any unpaid balance due to the employee at a floating rate equal to the yield on the 13-week U.S. Treasury bill, adjusted on January 1 and July 1 of each year. All of the remaining payments related to these option payments were completed during the first quarter of 2006.

The following table shows the liabilities recorded for stock options exercised and the Agreement:

($000)	Mar. 31, 2006	Dec. 31, 2005
Liability for stock options exercised	$—	$45
Liability for the Agreement	2,340	2,340
Total	$2,340	$2,385

We have included the liabilities for stock options exercised and the Agreement in our Consolidated Balance Sheets as follows:

($000)	Mar. 31, 2006	Dec. 31, 2005
Other current liabilities	$2,242	$2,190
Other non-current liabilities	98	195
Total	$2,340	$2,385

In May 2006, Don Phillips entered into a Rule 10b5-1 sales plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement, which, if all 450,000 stock options are exercised would total approximately $1,200,000. These payments would reduce the liability associated with the Agreement.

10. Income Taxes

The following table shows our effective income tax expense rate for the first quarter ended March 31, 2006 and 2005:

	Three months ended March 31
($000)	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$20,131	$7,587
Equity in net income of unconsolidated entities	647	480
Total	$20,778	$8,067
Income tax expense	$7,598	$4,060
Effective income tax expense rate	36.6%	50.3%

In 2006, our effective income tax expense rate decreased compared with prior years, primarily because of a reduction in the tax impact related to incentive stock options. In 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock-based compensation expense related to incentive stock options in the first quarter of 2006.

Our first quarter 2006 effective tax rate also reflects an increase in the value of disqualifying dispositions related to incentive stock options compared with the first quarter of 2005. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.

In both periods, our effective income tax expense rate also reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our entities, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

Securities and Exchange Commission “Wells Notice”

The staff of the Securities and Exchange Commission (SEC) conducted an investigation related to incorrect total return data that Morningstar published with respect to a single mutual fund, the Rock Canyon Top Flight, which overstated the fund’s returns. In May 2004, Morningstar received a “Wells Notice” from the staff of the Division of Enforcement of the SEC indicating that it intended to recommend that the SEC take legal action against Morningstar alleging that it violated Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 promulgated thereunder. In February 2006, the SEC’s Division of Enforcement informed Morningstar that it had decided not to proceed with an action against Morningstar.

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

12. Subsequent Event

On May 9, 2006, the Compensation Committee of Morningstar’s Board of Directors approved a grant of restricted stock units with an aggregate value of approximately $11,000,000. Each restricted stock unit represents the right to receive a share of Morningstar common stock when that unit vests. The Compensation Committee designated May 15, 2006 as the grant date of these restricted stock units. The number of units granted will be determined based on the closing share price of Morningstar’s common stock as reported by the Nasdaq Stock Market on May 12, 2006 (the last trading day before the date of grant). Each restricted stock unit award will be made under Morningstar’s 2004 Stock Incentive Plan and will vest in four equal annual installments starting on the first anniversary of the grant date, except for restricted stock unit awards granted to non-employee directors, which will vest in three equal annual installments commencing on the first anniversary of the grant date.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

Our decentralized structure includes three global business segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions. We consolidate the results of our majority-owned international operations. We account for our minority-owned investments in Japan, Korea, Denmark, and Sweden using the equity method.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape and Database Areas

Performance in the U.S. equity markets picked up in the first quarter of 2006, with Morningstar’s U.S. Market Index, a broad market benchmark, generating total returns of 5.2% through March 31, 2006. With the investment climate generally favorable and nearly all equity-fund categories posting positive total returns for the quarter, mutual funds based in the United States continued to enjoy positive cash flows. Total mutual fund assets rose to about $9.4 trillion as of March 2006 based on data from the Investment Company Institute, compared with $8.0 trillion in March 2005. The number of mutual funds remained stable during the quarter.

There were several key developments related to pricing models for securities research during the first quarter of 2006. Following a series of regulatory changes that went into effect January 1, fund managers in the United Kingdom are now required to separate research and trade execution costs in their commissions to brokerage firms. In the United States, Lehman Brothers recently said it is in discussions with several mutual fund companies to unbundle research and trade execution costs, similar to the agreement it reached with Fidelity in 2005. We believe these developments will help enhance pricing transparency for mutual fund investors and others. In addition, we believe the trend toward unbundled commissions may place additional pressure on budgets for sell-side research, leading to further cuts in coverage lists and increased demand for independent research.

Interest in alternative asset classes, such as hedge funds, remained high in the first quarter of 2006. Based on data from Hedge Fund Research, hedge funds had $24 billion in net inflows during the first quarter of 2006. Several firms have recently entered this market to meet the need for information on this asset class. For example, Moody’s plans to introduce a hedge fund rating service, and Amber Partners created a service to provide due diligence on hedge funds. We continue to invest in developing our hedge fund database and plan to offer additional research and data to meet investors’ need for information on hedge funds.

Assets in exchange-traded funds increased more than 40% to reach about $321 billion as of March 2006, compared with $229 billion as of March 2005, based on data from the Investment Company Institute. Exchange-traded funds have gained share from mutual funds in some specialized areas of the market thanks to their lower annual costs, particularly in passive investing strategies. The retail segment has been the fastest-growing area of the exchange-traded market. To meet greater investor demand for information on exchange-traded funds, we have increased our analyst coverage in this area and recently introduced the Morningstar ETFs 100, an annual softcover reference guide. In March 2006, we introduced a rating system for exchange-traded funds.

Individual Investor Market

With market conditions generally positive, the environment for advertising sales has been relatively healthy. A recent Deutsche Bank/Media Post survey of online advertisers indicated that spending on online advertising increased by about 9% in the first quarter of 2006 versus the fourth quarter of 2005. Pricing for online advertising has also increased. In response to these favorable conditions, we increased our prices for online advertising in January 2006.

Based on research from Nielsen/NetRatings, Yahoo! Finance maintained a dominant share of total page views and user visits compared with other retail investment Web sites in the first quarter of 2006.  We continue to define Morningstar.com as a targeted site that appeals to experienced and engaged investors. Page views to Morningstar.com remained lower than those of supersites such as Yahoo! Finance, AOL Money & Finance, and MSN Money during the first quarter, but average daily page views increased about 13% during the first quarter compared with the same period in 2005. The time spent per visit and page views per visit statistics for Morningstar.com also remained higher than competing sites in the first quarter.

Financial Advisor Market

We believe regulatory compliance has been an ongoing theme in the financial advisor market. Broker-dealer firms have been working to interpret and apply SEC Rule 202(a)(11)-1, which went into effect in January 2006 and clarified when a broker-dealer and its advisors qualify for exemption under the Investment Advisers Act of 1940. To receive a registration exemption, advice must be solely incidental to brokerage services. If advice on one of an advisor’s accounts does not qualify for this exemption, the advisor’s business is deemed to be advisory, and the firm and the advisor must comply with SEC requirements. As a result, compliance departments have been examining how their affiliated brokers use tools related to financial planning. It’s too early to tell what impact this issue may have on our advisor-related products, however.

Several investment advisory firms also took steps to separate their distribution arms from asset management during the first quarter of 2006. For example, Piper Jaffray announced a definitive agreement to sell its Private Client Services branch network, which includes more than 800 financial advisors and 550 branch support personnel, to UBS AG. Merrill Lynch announced that it plans to spin off its asset management arm to BlackRock. We believe this trend will help minimize conflicts of interest between distribution and asset management and could lead to better, more unbiased advice for investors.

Institutional Market

Insurance companies and mutual fund companies have been focusing on delivering retirement income solutions, including annuities, retirement income insurance, and retirement planning services, as more investors will need to shift from accumulating wealth to maintaining income in retirement. We believe many companies are directing resources to this growing trend, including creating tailored investment products and developing planning tools tailored to meet the needs of this market segment. To meet the demand for information on retirement income planning, we recently created a Retirement Income Education Center, a hosted Web site offering educational content about managing retirement income and tools for financial advisors to use with their clients. The center will contain a variety of educational materials, advisor tools, and advice services to help advisors who want to educate their clients about the unique risks related to managing income in retirement.

The trend toward packaged/wrapped investment products, including mutual fund wrap programs, lifestyle funds, target maturity funds, and managed accounts, is another key trend in the institutional segment. Many of these programs match investors to an asset allocation and investment portfolio that automatically rebalances over time. These products simplify the decision-making process for investors. A recent report from Tiburon Strategic Advisors estimates that mutual fund wrap assets currently total nearly $200 billion.

In the retirement market, the House and Senate passed two key pension reform bills, HR 2830 and S 1783, near the end of 2005. While both bills primarily address pension issues, they also contain provisions related to defined contribution plans. Among other things, the House bill would allow large retirement plan administrators to offer their own investment advice to plan participants, including possible recommendations of proprietary funds being offered on their platforms. The Senate bill includes a provision granting employers and other retirement plan fiduciaries a safe harbor from liability arising from providing independent, third-party investment advice to plan participants. The two bills also include measures that would encourage companies to automatically enroll employees in 401(k) plans.

Because the conference bill hasn’t been finalized, it’s difficult to assess the potential impact of these bills on Morningstar’s retirement advice business. If the House bill provision allowing retirement plan administrators to recommend proprietary funds prevails, it may have a negative impact on our business, although we believe asset management companies and plan administrators will continue to look for unbiased, third-party advice to help retirement plan participants make appropriate decisions. The safe harbor provision in S1783 for third-party investment advice could have a more positive impact, although we won’t be able to draw any strong conclusions until lawmakers meet to resolve differences between the two bills. The House and Senate did not reach agreement on the conference bill before the spring recess that began in early April.

Several industry surveys have pointed to a need for greater investment education among retirement plan participants, with many plan participants lacking basic knowledge of investing and retirement concepts. Participation rates in 401(k) plans have declined over the past several years, based on a survey published by The Spectrem Group in early 2006. About 70% of employees invested in 401(k) plans offered through their employers in 2005, down from 80% in 1999. A study published by the Center for Research at Boston College suggested that online advice appeals to higher-salaried full-time workers with larger retirement balances. However, a relatively small percentage of participants surveyed used online advice.

To meet the need for simplified retirement information, we are continuing to enhance our online advice services and have been transitioning clients to our new user interface, which is more streamlined and easier to use. We also see greater growth potential in managed retirement accounts. Although a relatively small percentage of retirement plan participants currently use managed accounts, more employees use these accounts as they grow older. Based on our industry research, we believe managed accounts may suit a broader segment of retirement plan participants than online advice, which appeals to a relatively small segment of self-directed investors within the large population of 401(k) plan participants.

International Markets

Several firms in the economic/financial data industry have recently made acquisitions outside of the United States. For example, Bloomberg acquired BrainPower, a fund data provider and software publisher with operations in Italy and Switzerland.

On the regulatory front, larger firms—particularly in Switzerland—are grappling with how to comply with Basel II’s new regulations by the implementation deadline in 2007. Most are related to capital adequacy requirements, but because many universal banks also have lending operations, many companies in the fund industry may be affected. Companies that can provide this type of data may have an advantage in winning (or keeping) primary data relationships with the very largest institutions.

Financial Express, a financial data company based in the United Kingdom, introduced a fund rating scheme in late 2005, potentially increasing competition for Morningstar in this market.

With many European investors still reluctant to invest in stocks, structured products (also known as guaranteed funds or certificates) have remained a strong trend. Because these funds have different fees that apply at each stage of the portfolio’s lifetime and often employ exotic strategies to meet their fixed principal payments, it’s difficult for investors to track and analyze these funds. We’re currently in the process of evaluating potential business opportunities in this area.

Acquisition of Ibbotson Associates, Inc.

We completed our acquisition of Ibbotson Associates, Inc. (Ibbotson) in March 2006. Ibbotson’s advice and consulting services and EnCorr software product are now included as part of our Institutional segment. Ibbotson’s Portfolio Strategist, iPlan, Components, Financial Communications, and Training products and services have been integrated into our Advisor segment. Ibbotson’s publications business, including the Stocks, Bonds, Bills, and Inflation Yearbook, is now part of our Individual segment.

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Consolidated Results

	Three Months Ended March 31
Key Metrics ($000)	2006	2005	Change
Revenue	$70,060	$53,204	31.7%
Operating income	19,198	6,878	179.1%
Operating margin	27.4%	12.9%	14.5	pp

Stock-based compensation expense	$1,934	$4,887	(60.4)%

Cash used for investing activities	(61,106)	(5,965)	924.4%
Cash provided by financing activities	7,283	55	NMF

Cash provided by (used for) operating activities	$9,917	$(2,247)	NMF
Capital expenditures	(859)	(1,021)	(15.9)%
Free cash flow	$9,058	$(3,268)	NMF

NMF — not meaningful

pp — percentage points

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP) (such as cash provided by (used for) operating, investing, and financing activities), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

Consolidated Revenue

In the first quarter of 2006, we generated revenue of $70.1 million, a 31.7% increase over the same period last year. Ibbotson contributed $4.4 million to our consolidated revenue in the quarter. While revenue increased across all three of our business segments during the quarter, the Institutional segment contributed about half of the revenue growth, with segment revenue increasing $8.3 million, or 37.1%. Ibbotson contributed $2.4 million to Institutional segment revenue in the quarter. Advisor segment revenue increased $5.3 million, or 31.9%, with Ibbotson contributing $1.5 million to this segment in the quarter. Individual segment revenue increased $3.6 million, or 23.3%; Ibbotson contributed $0.5 million of revenue to this segment in the quarter. Historically, Ibbotson’s revenue has been higher in March because of its seasonally driven books business, including the Stocks, Bonds, Bills, and Inflation Yearbook; we include these annual reference guides in our Individual segment.

On a product level, more than 40% of the increase in consolidated revenue growth for the quarter was generated by Investment Consulting services and Morningstar Advisor Workstation. One fourth of the growth in Investment Consulting was driven by newly incorporated revenue from Ibbotson. The remaining growth, as seen in the past several quarters, was driven by expanded relationships and increased assets under management with existing clients for the asset allocation services we provide for funds of funds and variable annuities. Growth in Advisor Workstation was mainly generated by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting growth in license agreements to both new and existing customers and an increase in the amount of functionality licensed. Total licenses for Advisor Workstation in the United States increased by about 35% compared with the prior-year quarter.

The remaining increase in revenue on a product level was driven primarily by Ibbotson’s Financial Communications business (included in our Advisor segment); Morningstar.com, including Premium Membership service and Internet advertising; and Licensed Data. Morningstar Direct and Morningstar Equity Research also made meaningful contributions to revenue growth in the quarter.

Revenue from international operations increased $1.4 million, or 20.8%, to $8.4 million in the first quarter of 2006. Ibbotson contributed $0.2 million of international revenue. Our U.S. revenue grew at a faster pace than non-U.S. revenue partly because of growth in Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Morningstar Equity Research, which generate revenue primarily in the United States. Our acquisition of Ibbotson, which generates revenue primarily in the United States, also contributed to U.S. revenue growth. Foreign currency translations decreased international revenue by $0.2 million.

Excluding the impact of foreign currency translations and the Ibbotson acquisition, consolidated revenue increased approximately 24% and international revenue increased approximately 21%, compared with the prior-year period.

Revenue Composition

To help investors evaluate our ongoing business results, we separate our revenue into three categories: 1) new revenue, which we define as revenue from selling additional products to current customers or from selling to new customers; 2) renewal revenue, which we define as revenue from renewals of subscriptions or licenses; and 3) “walk-in” revenue, which we define as revenue we expect to recognize during the year from subscriptions and license agreements in place as of January 1 of each year, adjusted for cancellations, currency translations, and other routine adjustments during the year. As we progress through the calendar year, we expect that walk-in revenue will represent a smaller part of each quarter’s revenue as subscriptions and license agreements in place at the beginning of the year expire or come up for renewal; similarly, we expect that revenue from new contracts and renewals will represent a greater share of each quarter’s revenue.

The following table illustrates the composition of our first quarter 2005 revenue, our first quarter 2006 revenue, and the estimated composition of our 2005 and 2006 revenue from business closed through the end of the first quarter of each year. We have not yet incorporated revenue from Ibbotson into our revenue composition categories.

Revenue Composition ($mil)

200
150
100
50
0
$53.2
$65.7
$158.9
$189.2
70% of 2005
revenue
of $227.1 mil

	Q1 2005	Q1 2006	*2005* Cumulative as of March 31, 2005*	*2006* Cumulative as of March 31, 2006*
New Revenue	$ 5.9	$ 6.8	*$ 16.0*	*$ 17.7*
Renewal Revenue	5.7	11.1	*20.4*	*34.5*
Walk-in Revenue	41.6	47.8	*122.5*	*137.0*
Revenue excluding Ibbotson	$53.2	$65.7	*$158.9*	*$189.2*
Ibbotson Revenue	—	4.4	—	—
Consolidated Revenue	$53.2	$70.1	*$158.9*	*$189.2*

*Each year's cumulative revenue is an estimate of revenue that will be recognized from business closed through the end of the first quarter. It includes net walk-in revenue plus the full-year impact, absent cancellations, of new and renewal business closed during the first quarter of each year. This estimate does not include any revenue from new or renewal business that will be closed during the second, third, or fourth quarter of each year. Revenue from Ibbotson has not been incorporated into new, renewal, or walk-in revenue.

Our first quarter 2006 revenue consisted of $6.8 million in new revenue, or 10.2% of our total revenue excluding Ibbotson, in the quarter. Renewal revenue accounted for $11.1 million, or 17.0% of our total revenue excluding Ibbotson, in the quarter. Walk-in revenue accounted for $47.8 million, or 72.8% of our total revenue excluding Ibbotson, in the quarter.

At the end of the first quarter of 2005, the combination of walk-in revenue plus new business and renewals closed during the first quarter of 2005 totaled $158.9 million. This represented 70% of our full year revenue of $227.1 million. While we do not expect that this percentage will remain constant from year to year, we do believe that the trend of closing a significant portion of the year’s revenue early in the year is a core characteristic of our business.

Our estimate of 2006 walk-in revenue as of January 1, 2006 was $138.8 million. Cancellations during the first three months of 2006, the impact of currency translations, and other routine adjustments reduced this estimate by $1.8 million, or approximately 1%, to $137.0 million. During the first three months of 2006, we closed renewals and brought in new business that will contribute an estimated $52.2 million to 2006 revenue. As a result, we expect that walk-in revenue plus the impact of new and renewal business closed during the first three months of 2006 will be $189.2 million in 2006. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the remaining three quarters of 2006, nor does it include the impact of revenue from Ibbotson.

Consolidated Operating Expense

In the first quarter of 2006, there were three factors that impacted all of our operating expense categories: compensation-related costs, including bonuses and salaries; the acquisition of Ibbotson; and stock-based compensation expense. Bonus expense recorded in the first quarter of 2006 increased by nearly 40% because our financial performance in the first quarter of 2006 exceeded that of the prior year. A majority of our bonus pool is based on growth in our operating income. Compensation expense, excluding bonuses, also increased in all of our expense categories because of an increase in headcount, as well as annual salary increases. We had approximately 1,250 employees (including Ibbotson) as of March 31, 2006, compared with approximately 1,000 as of March 31, 2005. Incremental expenses added by our acquisition of Ibbotson also contributed to the increase in operating expenses. Finally, stock-based compensation expense decreased $3.0 million compared with the same period in 2005, reflecting the fact that we no longer are required to record expense under the liability method. In the first quarter of 2005, we recorded $2.8 million of stock-based compensation expense under this method, which did not recur in 2006.

Cost of Goods Sold

	Three months ended March 31
($000)	2006	2005	Change
Cost of goods sold	$18,673	$15,912	17.4%
% of revenue	26.7%	29.9%	(3.2	)pp
Gross profit	$51,387	$37,292	37.8%
Gross margin	73.3%	70.1%	3.2	pp

Cost of goods sold is our largest category of operating expense, accounting for almost 40% of the total. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold increased $2.8 million in the first quarter of 2006. The increase in expense was driven primarily by higher bonus expense across our three business segments, as well as increased compensation expense, excluding bonus expense, mainly driven by an increase in headcount. Cost of goods sold related to Ibbotson also contributed to higher costs in this expense category. A reduction in stock-based compensation expense of $0.4 million partially offset these increases. As a percentage of revenue, our gross margin in the first quarter of 2006 improved to 73.3%, compared with 70.1% in the first quarter of 2005, because our revenue grew at a faster pace than cost of goods sold.

Development Expense

	Three months ended March 31
($000)	2006	2005	Change
Development expense	$6,091	$5,149	18.3%
% of revenue	8.7%	9.7%	(1.0	)pp

Development expense increased $1.0 million in the first quarter of 2006. This increase primarily reflects additional bonuses and salaries. Ibbotson development expense also added costs in this category. Lower stock-based compensation expense partially offset these increases. As a percentage of revenue, development expense was slightly lower in the first quarter of 2006 compared with the first quarter of 2005.

Sales and Marketing Expense

	Three months ended March 31
($000)	2006	2005	Change
Sales and marketing expense	$11,660	$9,785	19.2%
% of revenue	16.6%	18.4%	(1.8	)pp

Sales and marketing expense increased $1.9 million in the first quarter of 2006. Sales and marketing expense related to Ibbotson contributed to the growth in this category. The increase also reflects higher sales commission expense in our Institutional business, primarily because of increased sales volume, and higher compensation and bonus expense as a result of increased hiring for sales and marketing staff, mainly in our Advisor and Institutional segments. These increases were partially offset by lower stock-based compensation expense. As a percentage of revenue, sales and marketing expense decreased because revenue growth outpaced growth in sales and marketing expense.

General and Administrative Expense

	Three months ended March 31
($000)	2006	2005	Change
General and administrative expense	$12,032	$13,084	(8.0)%
% of revenue	17.2%	24.6%	(7.4	)pp

General and administrative expense decreased $1.1 million in the first quarter of 2006. The decline reflects a $2.2 million decrease in stock-based compensation expense, primarily because we did not record any stock-based compensation expense under the liability method in the first quarter of 2006. The decrease in stock-based compensation expense was partially offset by higher general and administrative expense from Ibbotson, as well as an increase in bonus expense. General and administrative expense as a percentage of revenue declined because of the impact of lower stock-based compensation costs coupled with revenue growth.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2006	2005	Change
Depreciation and amortization expense	$2,406	$2,396	0.4%
% of revenue	3.4%	4.5%	(1.1	)pp

Depreciation and amortization expense was essentially unchanged in the first quarter of 2006 compared with the same period last year. An increase in amortization expense driven by intangible assets acquired with Ibbotson was offset by a decrease in amortization and depreciation expense for certain capitalized internal product development costs and computer equipment that are now fully depreciated.

Stock-Based Compensation Expense

The following table summarizes our stock-based compensation expense:

	Three months ended March 31
($000)	2006	2005	Change
Stock-based compensation expense— liability method	$—	$2,810	(100.0)%
Stock-based compensation expense— equity method	1,934	2,077	(6.9)%
Total stock-based compensation expense	$1,934	$4,887	(60.4)%
% of revenue	2.8%	9.2%	(6.4	)pp

As a result of our initial public offering in May 2005, we are no longer required to settle stock options in cash and therefore are no longer required to record stock-based compensation expense under the liability method. Therefore, we did not record any stock-based compensation expense under the liability method in the first quarter of 2006; in contrast, we recorded $2.8 million of expense under this method in the first quarter of 2005.

Stock-based compensation expense recorded under the equity method decreased $0.2 million in the first quarter of 2006, primarily reflecting lower expense recorded for options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

In 2006 we expect to record total stock-based compensation expense of approximately $7.2 million for all options outstanding as of March 31, 2006. This amount is subject to change based on additional equity grants or changes in our estimate of option forfeitures. We typically issue the majority of our equity grants in the month of May. Beginning in May 2006, we will start awarding restricted stock units in place of stock options; however, there may still be times when we elect to grant stock options.

Bonus Expense

	Three months ended March 31
($000)	2006	2005	Change
Bonus expense	$7,032	$5,115	37.5%
% of revenue	10.0%	9.6%	0.4	pp

Bonus expense increased $1.9 million in the first quarter of 2006.  Bonus expense increased because our financial performance in the first quarter of 2006 exceeded our financial performance in 2005. Ibbotson also contributed additional bonus costs in the first quarter of 2006. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three months ended March 31
($000)	2006	2005	Change
Operating income	$19,198	$6,878	179.1%
% of revenue	27.4%	12.9%	14.5	pp

Consolidated operating income increased $12.3 million in the first quarter of 2006, reflecting revenue growth that significantly outpaced growth in operating expenses across all our business segments. Many of the products that generated the largest revenue increases compared with the prior-year quarter, such as Investment Consulting, Advisor Workstation, Licensed Data, and Morningstar.com, have a relatively fixed cost base that allows us to increase revenue without increasing our cost base at the same rate. We look for this operating leverage to be evident in our operations over the long term. Our operating margin increased more than 14 percentage points in the first quarter, demonstrating this operating leverage. The decrease in stock-based compensation expense during the quarter also positively impacted both operating income and operating margin.

The table below provides a reconciliation from operating income to operating income before stock-based compensation expense:

	Three months ended March 31
($000)	2006	2005	Change
Operating income	$19,198	$6,878	179.1%
Stock-based compensation expense	1,934	4,887	(60.4)
Operating income before stock-based compensation expense	$21,132	$11,765	79.6%

The table below provides a reconciliation of operating margin to operating margin before stock-based compensation expense:

	Three months ended March 31
(percentage of revenue)	2006	2005	Change
Operating margin	27.4%	12.9%	14.5	pp
Stock-based compensation expense	2.8	9.2	(6.4	)pp
Operating margin before stock-based compensation expense	30.2%	22.1%	8.1	pp

Stock-based compensation expense had a larger impact on our operating margin in 2005 because of the expense recorded under the liability method, as discussed in the Stock-Based Compensation Expense section above.

We expect stock-based compensation expense to be a recurring cost. We have presented operating income before stock-based compensation expense and operating margin before stock-based compensation expense solely as supplemental disclosures to help investors better understand the performance of our business, to enhance comparison of our performance from period to period, and to allow better comparison of our performance with that of our competitors. We use operating income before stock-based compensation expense and operating margin before stock-based compensation expense to evaluate the performance of our business. Operating income before stock-based compensation expense and operating margin before stock-based compensation expense should not be considered alternatives to any measure of performance as promulgated under GAAP (such as operating income or operating margin), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the calculations of operating income before stock-based compensation expense and operating margin before stock-based compensation expense we use may not be comparable to similarly titled measures reported by other companies.

Consolidated Free Cash Flow

We generated free cash flow of $9.1 million in the first quarter of 2006, reflecting cash provided by operating activities of $9.9 million and capital expenditures of approximately $0.8 million. Free cash flow increased by $12.4 million in the first quarter of 2006 compared with the first quarter of 2005, mainly reflecting a $12.2 million increase in cash flow provided by operating activities, which was driven by an increase in net income.

Capital expenditures decreased $0.2 million in the first quarter of 2006 compared with the first quarter of 2005. In the first quarter of 2006, capital expenditures were made primarily for leasehold improvements to our new office space in London, computer hardware, and capitalized internal product development costs. In the first quarter of 2005, capital expenditures mainly included spending for leasehold improvements in our corporate headquarters in Chicago and computer hardware.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three months ended March 31
($000)	2006	2005	Change
Net income	$13,439	$4,007	$9,432
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	277	5,844	(5,567)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(22,426)	(18,000)	(4,426)
Cash paid for income taxes	(1,888)	(3,730)	1,842
Other	20,515	9,632	10,883
Cash provided by operating activities	$9,917	$(2,247)	$12,164

In the first quarter of 2006, the increase in cash provided by operating activities of $12.2 million exceeded the $9.4 million increase in net income. Cash flow arising from a reduction in net operating assets and liabilities increased, which primarily reflects lower accounts receivable because of increased cash collections compared with the prior-year quarter. We also paid less cash for income taxes in the quarter. We paid more cash for bonuses compared with the prior-year quarter, reflecting strong business performance during 2005. In addition, net income included a lesser amount of non-cash items during the first quarter of 2006 compared with the same period in 2005, primarily because of a decrease in stock-based compensation expense.

Segment Results

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. This change gives management a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. The 2005 financial results for each segment have been reclassified to reflect this change. Operating income and operating margin growth rates for all segments were more favorable year over year because higher stock-based compensation expense in the first quarter of 2005 had a larger negative impact on margins in that period.

	Three Months Ended March 31
Key Metrics ($000)	2006	2005	% Change
Revenue
Individual	$19,128	$15,508	23.3%
Advisor	21,750	16,491	31.9%
Institutional	30,572	22,306	37.1%
Eliminations	(1,390)	(1,101)	26.2%
Consolidated revenue	$70,060	$53,204	31.7%

Operating income (loss)
Individual	$5,562	$2,425	129.4%
Advisor	6,082	2,586	135.2%
Institutional	8,695	3,100	180.5%
Corporate items and eliminations	(1,141)	(1,233)	(7.5)%
Consolidated operating income	$19,198	$6,878	179.1%

Operating margin
Individual	29.1%	15.6%	13.5	pp
Advisor	28.0%	15.7%	12.3	pp
Institutional	28.4%	13.9%	14.5	pp
Consolidated operating margin	27.4%	12.9%	14.5	pp

Individual Segment

Our Individual segment provides products and services for individual investors. The largest product in this segment is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the newly acquired Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook. We currently generate all of the revenue from our Individual segment in the United States. In the first quarter of 2006 and 2005, this segment represented, before intersegment eliminations, 27.3% and 29.1%, respectively, of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2006	2005	% Change
Revenue	$19,128	$15,508	23.3%
Operating income	$5,562	$2,425	129.4%
Operating margin (%)	29.1%	15.6%	13.5	pp

In the first quarter of 2006, revenue for the Individual segment increased $3.6 million compared with the same period in 2005. The increase in revenue mainly reflects growth in Morningstar.com Premium Membership and Internet advertising sales. Subscriptions for Morningstar.com Premium service increased to 155,505 as of March 31, 2006, compared with 138,364 as of March 31, 2005. In addition, in January 2006, we moderately increased subscription prices for Premium Membership. As a result, revenue growth outpaced growth in the number of subscriptions. An increase in revenue related to the Global Analyst Research Settlement also contributed to revenue growth. In the first quarter of 2005, we provided research under contracts with five investment banks. In

September 2005, we entered into an agreement with a sixth investment bank to provide independent equity research under the terms of the settlement. We’re also providing analyst coverage on a larger number of stocks compared with the same period last year. Ibbotson contributed $0.5 million of revenue to the Individual segment in the first quarter of 2006. Most of the revenue generated by Ibbotson in the quarter was related to the Stocks, Bonds, Bills, and Inflation Yearbook, which is an annual publication delivered to customers every March. In addition, the first quarter tends to show more sales activity for Premium Membership on Morningstar.com and reference guides we publish once a year in the first quarter, such as the Morningstar Stocks 500, Morningstar Funds 500, and Morningstar ETFs 100.

In the first quarter of 2006, operating income for the Individual segment increased $3.2 million compared with the prior-year period. The increase in operating income reflects significant revenue growth partially offset by more modest growth in operating expense. Increases in compensation and bonus expense, particularly in cost of goods sold, were partially offset by a $1.0 million decrease in stock-based compensation allocated to the Individual segment. Our equity analyst team, whose compensation costs are included in cost of goods sold, has expanded to 85 equity analysts as of March 31, 2006 compared with 79 as of March 31, 2005.  Despite operating expense increasing in most categories, operating margin improved by more than 13 percentage points in the first quarter, reflecting the impact of higher revenue against the operating expense structure and a reduction in stock-based compensation expense. Approximately 7 percentage points of the increase came from lower stock-based compensation expense as a percentage of revenue.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Following our acquisition of Ibbotson, we also offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. In both the first quarters of 2006 and 2005, this segment represented, before intersegment eliminations, 31.0% of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2006	2005	% Change
Revenue	$21,750	$16,491	31.9%
Operating income	$6,082	$2,586	135.2%
Operating margin (%)	28.0%	15.7%	12.3	pp

In the first quarter of 2006, revenue for the Advisor segment increased $5.3 million compared with the same period in 2005. The majority of the increase in revenue in the quarter reflects higher revenue from Morningstar Advisor Workstation. We continue to see strong growth in licenses of the Enterprise Edition of Morningstar Advisor Workstation and are reaping the benefits of both new and renewal contracts that were signed throughout 2005. Several contracts that were scheduled to expire during 2005 and the first quarter of 2006 renewed at significantly higher contract values, reflecting both higher user counts and an increase in the amount of functionality licensed. The number of U.S. licenses for Morningstar Advisor Workstation increased to 121,849 as of March 31, 2006, compared with 90,323 as of March 31, 2005. Ibbotson contributed $1.5 million of revenue to the Advisor segment in the first quarter of 2006. Revenue contributed by Ibbotson primarily reflects sales generated from Financial Communications materials used by financial advisors. Morningstar Managed Portfolios also contributed to revenue growth in the segment, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $1.5 billion as of March 31, 2006, compared with $1.0 billion as of March 31, 2005. Principia revenue was essentially unchanged in the quarter. The number of subscriptions for Principia declined to 49,269 as of March 31, 2006, compared with 53,048 as of March 31, 2005. While the number of subscriptions declined, average revenue per subscription increased primarily because of previous price increases and reductions in certain discount programs.

In the first quarter of 2006, operating income for the Advisor segment increased $3.5 million compared with the prior-year period. The increase in operating income reflects significant growth in the Advisor segment’s revenue, partially offset by increased operating expense in most categories. Operating expense in the first quarter of 2006 increased $1.8 million, or 12.7%, compared with the same quarter in 2005. More than 75% of the increase in operating expense reflects higher cost of goods sold, primarily because of incremental compensation costs related to additional headcount and increased bonus expense. Cost of goods sold expense related to Ibbotson and shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios also contributed to the increase in this category. Stock-based compensation expense decreased $0.9 million, partially offsetting expense increases in other areas. Operating margin in the first quarter improved by more than 12 percentage points over the prior-year quarter, reflecting the impact of higher revenue against the operating cost structure. Approximately 6 percentage points of the increase came from lower stock-based compensation expense as a percentage of revenue.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment are Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; retirement advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Licensed Tools and Content, a set of online tools and editorial designed for institutions to use in their Web sites and software; Investment Profiles and Guides, which are designed for institutions to use in communicating investment information to individual investors; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Encorr, an asset allocation software package (acquired with Ibbotson). In the first quarter of 2006 and 2005, this segment represented, before intersegment eliminations, 43.6% and 41.9%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended March 31
Key Metrics ($000)	2006	2005	% Change
Revenue	$30,572	$22,306	37.1%
Operating income	$8,695	$3,100	180.5%
Operating margin (%)	28.4%	13.9%	14.5	pp

In the first quarter of 2006, revenue for the Institutional segment increased $8.3 million compared with the same period in 2005. Ibbotson contributed $2.4 million of revenue to this segment during the quarter, mainly from Investment Consulting services and Advice by Ibbotson. On a product level, the increase in revenue was primarily driven by additional revenue for Investment Consulting services, including asset allocation and investment selection for funds of funds and variable annuities. Revenue increased primarily because we receive asset-based fees for our services, and assets under management in these client portfolios increased compared with the prior-year quarter.  Morningstar provided advisory services on approximately $37.0 billion in assets (including Ibbotson) as of March 31, 2006, compared with approximately $15.3 billion as of March 31, 2005. Aside from Investment Consulting, Licensed Data and Morningstar Direct were the second and third largest drivers of revenue growth in the quarter. The number of licenses for Morningstar Direct totaled 1,093 worldwide as of March 31, 2006 compared with 797 as of March 31, 2005. As of March 31, 2006, approximately 9.7 million retirement plan participants had access to the advice and guidance services in Morningstar Retirement Manager through approximately 68,000 plan sponsors and 30 plan providers; the number of plan participants, sponsors, and providers does not yet include the impact of Ibbotson. The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts. We had $6.0 billion in assets under management in the managed retirement accounts offered through Advice by Ibbotson and Morningstar Retirement Manager as of March 31, 2006, compared with $151.1 million as of March 31, 2005.

In the first quarter of 2006, operating income for the Institutional segment increased $5.6 million compared with the prior-year period. The increase in operating income was driven by significant growth in segment revenue, particularly with respect to the growth in our Investment Consulting services and Licensed Data. Contract values in both areas and asset-based fees for the consulting services we provide have increased, while the cost base for these services has remained relatively stable. Revenue growth was partially offset by operating expense growth in most categories. Operating expense increased $2.7 million, or 13.9%, compared with the prior-year quarter. More than 75% of the increase in operating expense was driven by higher cost of goods sold and sales and marketing expense. Incremental costs contributed by Ibbotson during the first quarter were a significant driver of the increase in both of these categories. Higher compensation-related costs, including salaries, bonuses, and sales commissions, also contributed to the expense increases. Stock-based compensation expense decreased $1.1 million, which partially offset these increases in expense. Operating margin in the first quarter improved by more than 14 percentage points over the prior-year quarter, reflecting the impact of revenue growth that exceeded the increase in operating expense. Approximately 6 percentage points of the increase came from lower stock-based compensation expense as a percentage of revenue.

Corporate and Eliminations

Corporate items and eliminations include capitalized internal product development costs and related amortization and amortization related to intangible assets. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended March 31
($000)	2006	2005	% Change
Capitalized internal product development costs	(177)	(73)	142.5%
Depreciation and amortization	1,329	1,263	5.2%
Other	(11)	43	NMF
Corporate items and eliminations	$1,141	$1,233	(7.5)%

In the first quarter of 2006, corporate items and eliminations decreased $0.1 million, reflecting a decrease in depreciation and amortization expense primarily related to capitalized internal development costs and computer equipment, offset by an increase in amortization expense for intangible assets acquired with Ibbotson.

Non-Operating Income and Income Tax Expense

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended March 31
($000)	2006	2005
Interest income, net	$1,059	$449
Other income (loss), net	(126)	260
Non-operating income, net	$933	$709

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.7 million in the first quarter of 2006 compared with the first quarter in 2005, primarily because higher levels of cash, cash equivalents, and investments in the first two months of the quarter. In the first quarter of 2006, because of the Ibbotson acquisition and payment of annual bonuses, our cash, cash equivalents, and investments significantly decreased.

Net other income (loss) primarily represents royalty income from Morningstar Japan K.K., realized gains and losses from our investment portfolio, and foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations.

Income Tax Expense

The following table summarizes the components of our effective income tax expense rate:

	Three months ended March 31
($000)	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$20,131	$7,587
Equity in net income of unconsolidated entities	647	480
Total	$20,778	$8,067
Income tax expense	$7,598	$4,060
Effective income tax expense rate	36.6%	50.3%

In 2006, our effective income tax expense rate decreased compared with prior years, primarily because of a reduction in the tax impact related to incentive stock options. In 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock based compensation expense related to incentive stock options in the first quarter of 2006.

Our first quarter 2006 effective tax rate also reflects an increase in the value of disqualifying dispositions related to incentive stock options compared with the first quarter of 2005. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.

In both periods, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our entities, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

Liquidity and Capital Resources

We believe that our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and for funding future growth.

Cash and Cash Equivalents

As of March 31, 2006, we had cash, cash equivalents, and investments of $82.9 million, a decrease of $70.3 million compared with December 31, 2005. The decrease primarily reflects $86.4 million, less $0.1 million of cash acquired, used to acquire Ibbotson in March 2006. The decrease also reflects $22.4 million of annual bonus payments that were made in the first quarter of 2006.

We reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. The amount of auction-rate securities reclassified from cash and cash equivalents to investments as of March 31, 2005 and December 31, 2004 was $18.9 million and $23.6 million, respectively. We also made related adjustments to our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net income, income per share, or cash flow from operations as previously reported.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In the first quarter of 2006, cash provided by operating activities was $9.9 million, compared with cash used for operating activities of $2.2 million in the first quarter of 2005. The increase of approximately $12.2 million in operating cash flows in the quarter primarily reflects an increase in net income and, to a lesser extent, a decrease in certain net operating assets and liabilities, excluding bonus payments. During the first quarter of 2006, we made annual bonus payments of approximately $22.4 million, compared with $18.0 million of bonus payments made during the first quarter of 2005. The higher bonuses in 2006 were the result of strong 2005 operating performance. Excluding the impact of bonus payments, in the first quarter of 2006, our net operating assets and liabilities decreased primarily because of increases in accrued bonuses related to the current year’s performance and an increase in deferred revenue. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our balance sheet. As of March 31, 2006 and December 31, 2005, our deferred revenue was $87.5 million and $71.2 million, respectively.

As part of the Ibbotson purchase price allocation, we recorded a reduction to income taxes payable of $11.7 million. This income tax benefit, related to the payments for the cancellation of Ibbotson’s stock options, will reduce the amount of cash we anticipate paying for income taxes in 2006. This cash income tax benefit did not impact our income tax expense or net income in the current quarter.

We have an obligation to pay up to approximately $2.3 million under a Deferred Compensation Agreement (the Agreement) with Don Phillips, an executive officer, as discussed in Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements. Under the terms of the Agreement, on any date that the officer exercises the right to purchase shares under the 1999 Plan, we will pay to the officer $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. As detailed below in the Rule 10b5-1 Sales Plans section, in May 2006, Don Phillips, entered into a Rule 10b5-1 sales plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises in 2006 and 2007. As these stock options are exercised, we will make payments to him as proscribed by the Agreement, which, if all 450,000 stock options are exercised, would total approximately $1.2 million.

Cash Used for Investing Activities

In the first quarter of 2006, cash used for investing activities was $61.1 million, compared with $6.0 million in the first quarter of 2005.

Cash used for acquisitions, net of cash acquired, was $86.3 million in the first quarter of 2006 and $8.2 million in the first quarter of 2005. In March 2006, we acquired Ibbotson. In January 2005, we acquired VARDS from Finetre Corporation.

In the first quarter of 2006, proceeds from sales of investments exceeded purchases of investments by $26.3 million, resulting in a reallocation from investments to cash and cash equivalents to fund our acquisition of Ibbotson. In the first quarter of 2005, purchases of investments exceeded our sales of investments by $3.1 million, reflecting a transfer of cash that we determined exceeded our immediate operating needs into our investment portfolio. As of March 31, 2006 and December 31, 2005, our investments, consisting primarily of fixed-income securities, were $34.5 million and $60.8 million, respectively.

Capital expenditures were $0.9 million in the first quarter of 2006, compared with $1.0 million in the prior-year quarter.

Capital expenditures are primarily for leasehold improvements, computer hardware, and capitalized internal product development costs. We anticipate that our capital expenditures in 2006 will be approximately $5.3 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $7.3 million in the first quarter of 2006, primarily reflecting proceeds received from stock option exercises. Following our initial public offering in May 2005, the number of stock options exercised has significantly increased. In the first quarter of 2005, proceeds from stock option exercises were less than $0.1 million. We also recognized $2.7 million of excess tax benefits from stock option exercises in the first quarter of 2006. We adopted SFAS No. 123(R), Shared-Based Payment, on January 1, 2006; the new standard requires that we record excess tax benefits from stock option exercises as a financing activity, instead of as an operating activity. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant.

We typically award the majority of our equity grants in May. Beginning in May 2006, we will start granting restricted stock units in place of stock options; however, there may still be times when we elect to grant stock options.  A restricted stock unit is an agreement to issue shares of stock at the time the recipient satisfies a vesting period.

Acquisitions

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $83.0 million in cash, plus an additional $3.4 million for working capital and other items, subject to post-closing adjustments. We began including the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit from Finetre Corporation for $8.2 million in cash. VARDS provides research and data on variable annuities and is used by many firms that offer variable annuities. This business provides research and data on variable annuities and is used by many firms that offer variable annuities. The service is also used by many brokerage firms for research, due diligence, and suitability determination. We believe this acquisition strengthened our investment database and enhanced our efforts to provide investors with the information they need to make well-informed decisions when investing in variable annuities.

Subsequent Event

On May 9, 2006, the Compensation Committee of Morningstar’s Board of Directors approved a grant of restricted stock units with an aggregate value of approximately $11.0 million. Each restricted stock unit represents the right to receive a share of Morningstar common stock when that unit vests. The Compensation Committee designated May 15, 2006 as the grant date of these restricted stock units. The number of units granted will be determined based on the closing share price of Morningstar’s common stock as reported by the Nasdaq Stock Market on May 12, 2006 (the last trading day before the date of grant). Each restricted stock unit award will be made under Morningstar’s 2004 Stock Incentive Plan and will vest in four equal annual installments starting on the first anniversary of the grant date, except for restricted stock unit awards granted to non-employee directors, which will vest in three equal annual installments commencing on the first anniversary of the grant date.

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the fair value as of the date of grant. Prior to this date, we accounted for our stock option plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation (SFAS No. 123). Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $0.3 million to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Besides recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123. Prior to our adoption of SFAS 123(R), we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Unaudited Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $2.7 million in the first quarter of 2006, and no comparable amounts were recorded in the first quarter of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions.

The following table, which we are providing on a voluntary basis, sets forth the Rule 10b5-1 sales plans entered into by our directors and executive officers as of May 15, 2006:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan	Projected Beneficial Ownership (1)
Joe Mansueto (2) Chairman and Chief Executive Officer	05/09/06	12/29/06	700,000	Up to 100,000 shares to be sold during June 2006, and up to 300,000 shares to be sold during each of the fiscal quarters ending September 30, 2006 and December 31, 2006	—	29,300,000
Chris Boruff President, Advisor Business	03/26/06	10/01/06	100,000	Monthly increments of up to approximately 16,666 shares	16,666	134,713
Martha Dustin Boudos Chief Financial Officer	05/09/06	10/31/06	125,000	Weekly increments of up to approximately 5,681 shares	—	198,720
Cheryl Francis Director	05/09/06	12/31/06	20,000	Daily increments of up to 500 shares, or all remaining shares if the stock reaches a specified price	—	64,000
Tao Huang Chief Operating Officer	5/15/06	2/28/07	70,000	Monthly increments of up to 10,000 shares	—	1,432,803
Steve Kaplan Director	05/10/06	12/09/06	44,000	Monthly increments of up to 7,000 shares, except for the last month which will be 9,000 shares	—	88,000
Elizabeth Kirscher President, Data Services Business	05/09/06	11/15/06	113,750	Semimonthly increments of up to 12,000 shares, except for the last sale which will be 5,750 shares	—	66,766
Don Phillips Managing Director	05/09/06	08/26/07	450,000	Semimonthly increments of up to 15,000 shares	—	1,377,484
Paul Sturm Director	12/16/05	12/31/06	120,000	Monthly increments of up to 10,000 shares	40,000	310,000
David Williams Managing Director, Design	05/09/06	09/09/06	28,250	Weekly increments of up to 5,000 shares	_	152,000

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans currently in effect.  This information reflects the beneficial ownership of our common stock as of March 31, 2006, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2006.  The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2006.  Directors and executive officers identified in the table may amend their Rule 10b5-1 sales plans and may adopt additional Rule 10b5-1 sales plans in the future.

(2)   On April 7, 2006, we announced that Joe Mansueto, our chairman and chief executive officer, would establish a Rule 10b5-1 sales plan and that he intends to sell up to 1.2 million shares, or 4 percent of his total shares, during a 12-month period that will begin in June 2006.  The 700,000 shares subject to his Rule 10b5-1 sales plan reflect the portion of the shares to be sold by December 29, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. As of March 31, 2006, our investments, consisting primarily of fixed-income securities, were $34.5 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.2 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in Morningstar’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART 2         OTHER INFORMATION

Item 1.            Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1., Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.            Exhibits

(a) Exhibits

Exhibit No	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement for the Morningstar 2004 Stock Incentive Plan

10.2	Form of Director Restricted Stock Unit Award Agreement for the Morningstar 2004 Stock Incentive Plan

10.3	Form of Deferral Election Form for the Morningstar 2004 Stock Incentive Plan

10.4	Form of Director Deferral Election Form for the Morningstar 2004 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 15, 2006	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer