Form 10-Q
period 2006-06-30
Morningstar, Inc.
filed 2006-08-09
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 2, 2006, there were 41,390,901 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)	2006	2005	2006	2005

Revenue	$76,257	$56,243	$146,317	$109,447

Operating expense (1):
Cost of goods sold	22,052	15,674	40,725	31,586
Development	7,306	4,593	13,397	9,742
Sales and marketing	11,880	9,845	23,540	19,630
General and administrative	13,793	11,135	25,825	24,219
Depreciation and amortization	3,767	1,852	6,173	4,248
Total operating expense	58,798	43,099	109,660	89,425

Operating income	17,459	13,144	36,657	20,022

Non-operating income:
Interest income, net	858	605	1,917	1,054
Other income (expense), net	(186)	(200)	(312)	60
Non-operating income, net	672	405	1,605	1,114

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	18,131	13,549	38,262	21,136

Income tax expense	7,624	4,600	15,222	8,660

Equity in net income of unconsolidated entities	658	549	1,305	1,029

Income before cumulative effect of accounting change	11,165	9,498	24,345	13,505

Cumulative effect of accounting change, net of income tax expense of $171	—	—	259	—

Net income	$11,165	$9,498	$24,604	$13,505

Basic income per share
Income before cumulative effect of accounting change	$0.27	$0.24	$0.60	$0.35
Cumulative effect of accounting change	—	—	0.01	—
Net income	$0.27	$0.24	$0.61	$0.35
Diluted income per share
Income before cumulative effect of accounting change	$0.24	$0.22	$0.52	$0.31
Cumulative effect of accounting change	—	—	0.01	—
Net income	$0.24	$0.22	$0.53	$0.31

Weighted average shares outstanding:
Basic	40,925	39,064	40,641	38,758
Diluted	46,684	43,742	46,535	42,994

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
(1) Includes stock-based compensation expense of:
Cost of goods sold	$285	$264	$557	$928
Development	131	105	245	380
Sales and marketing	137	128	263	453
General and administrative	1,526	1,441	2,948	5,064
Total stock-based compensation expense	$2,079	$1,938	$4,013	$6,825

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2006	December 31 2005

Assets
Current assets:
Cash and cash equivalents	$83,259	$92,367
Investments	38,182	60,823
Accounts receivable, less allowance of $850 and $418, respectively	56,924	47,530
Income tax receivable, net	4,555	—
Other	6,911	5,495
Total current assets	189,831	206,215

Property, equipment, and capitalized software, net of accumulated depreciation of $44,296 and $40,687, respectively	17,040	17,355
Investments in unconsolidated entities	17,238	16,355
Goodwill	64,582	17,500
Intangible assets, net	60,474	7,251
Deferred tax asset, net	8,283	29,729
Other assets	2,330	1,906
Total assets	$359,778	$296,311

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$17,417	$13,664
Accrued compensation	22,021	26,463
Income tax payable	—	1,259
Deferred revenue	90,733	71,155
Deferred tax liability, net	711	833
Other	2,487	2,467
Total current liabilities	133,369	115,841

Accrued compensation	3,201	4,458
Other long-term liabilities	3,484	2,298
Total liabilities	140,054	122,597

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 41,277,019 and 40,284,513 shares were outstanding as of June 30, 2006 and December 31, 2005, respectively	4	4
Treasury stock at cost, 233,334 shares as of June 30, 2006 and December 31, 2005	(3,280)	(3,280)
Additional paid-in capital	247,535	226,593
Accumulated deficit	(26,004)	(50,608)
Accumulated other comprehensive income:
Currency translation adjustment	1,596	1,130
Unrealized losses on available for sale securities	(127)	(125)
Total accumulated other comprehensive income	1,469	1,005
Total shareholders’ equity	219,724	173,714
Total liabilities and shareholders’ equity	$359,778	$296,311

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2006

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Deficit	Income	Equity
Balance, December 31, 2005	40,284,513	$4	$(3,280)	$226,593	$(50,608)	$1,005	$173,714
Comprehensive income:
Net income		—	—	—	24,604	—	24,604
Unrealized loss on investments, net of income tax benefit		—	—	—	—	(2)	(2)
Foreign currency translation adjustment		—	—	—	—	466	466
Total comprehensive income		—	—	—	24,604	464	25,068
Issuance of common stock related to stock option exercises, net	992,506	—	—	10,851	—	—	10,851
Stock-based compensation		—	—	4,013	—	—	4,013
Cumulative effect of accounting change		—	—	(430)	—	—	(430)
Tax benefit derived from stock option exercises		—	—	6,508	—	—	6,508
Balance, June 30, 2006	41,277,019	$4	$(3,280)	$247,535	$(26,004)	$1,469	$219,724

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2006	2005

Operating activities
Net income	$24,604	$13,505
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	(259)	—
Depreciation and amortization	6,173	4,248
Deferred income tax benefit	(717)	(1,277)
Stock-based compensation expense	4,013	6,825
Provision for bad debt	328	114
Equity in net income of unconsolidated entities	(1,305)	(1,029)
Foreign exchange loss	452	60
Excess tax benefits from stock option exercises	(6,508)	—
Other, net	36	(48)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,758)	(6,477)
Other assets	455	401
Accounts payable and accrued liabilities	(245)	106
Accrued compensation	(7,174)	(6,683)
Income taxes payable	13,467	(1,069)
Deferred revenue	8,425	4,067
Other liabilities	442	(1,094)
Cash provided by operating activities	39,429	11,649

Investing activities
Purchases of investments	(37,783)	(29,941)
Proceeds from sale of investments	60,454	40,410
Capital expenditures	(2,023)	(2,327)
Acquisitions, net of cash acquired	(86,363)	(8,157)
Other, net	(294)	18
Cash (used for) provided by investing activities	(66,009)	3

Financing activities
Payments of long-term debt and capital lease obligations	—	(18)
Proceeds from initial public offering	—	18,108
Proceeds from stock options exercises	10,851	1,392
Excess tax benefits from stock option exercises	6,508	—
Other	(4)	—
Cash provided by financing activities	17,355	19,482

Effect of exchange rate changes on cash	117	(157)
Net increase (decrease) in cash and cash equivalents	(9,108)	30,977
Cash and cash equivalents – beginning of period	92,367	35,907
Cash and cash equivalents – end of period	$83,259	$66,884

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,214	$10,736
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available for sale investments	$(3)	$3

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expense. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2005 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2006.

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives management a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. We have reclassified the 2005 financial results for each segment to reflect this change.

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under this method, the provisions of SFAS
No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the fair value as of the date of grant. Prior to this date, we accounted for our stock options in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation (SFAS No. 123). Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $259,000 to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Besides recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123.

Prior to our adoption of SFAS 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $6,508,000 in the first six months of 2006, and no comparable amounts were recorded in the first six months of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options and restricted stock units.

3. Acquisitions, Goodwill, and Other Intangible Assets

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a privately held firm specializing in asset allocation research and services, for $83,000,000 in cash, plus an additional $3,470,000 in cash for working capital and other items, subject to post-closing adjustments. We have included the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements beginning on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

In the first quarter of 2006, we performed a preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed upon acquisition. In the second quarter of 2006, we refined our initial estimates of intangible assets, fixed assets, income tax benefits, and other accrued liabilities. The following table summarizes our current allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,629
Income tax benefits, net	12,776
Other current assets	1,530
Fixed assets	1,407
Other assets	166
Intangible assets	55,280
Goodwill	47,018
Deferred revenue	(10,672)
Accrued liabilities	(4,902)
Deferred tax liability	(22,108)
Other non-current liabilities	(761)
Total purchase price	$86,466

As part of the purchase price allocation, we recorded an asset of $12,776,000, primarily for the income tax benefit related to payment for the cancellation of Ibbotson’s stock options. This cash income tax benefit will reduce the amount of cash we pay for income taxes in 2006. This cash income tax benefit did not impact our income tax expense or net income in the first six months of 2006.

The purchase price allocation also includes $55,280,000 of acquired intangible assets. These assets include customer-related assets of $34,200,000 that will be amortized over a weighted average period of 9 years; intellectual property (including patents and trade names) of $17,710,000 that will be amortized over a weighted average period of 10 years; technology-based assets of $3,070,000 that will be amortized over a weighted average period of 5 years; and a non-compete agreement of $300,000 that will be amortized over 5 years. Because the amortization expense for these intangible assets is not deductible for U.S. income tax purposes, we recorded a deferred tax liability of $21,971,000 based on these preliminary values.

Based on the purchase price allocation, we recorded $47,018,000 of goodwill. The goodwill we recorded is not deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes. The goodwill will be tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Based on plans in place at the time of acquisition, we recorded a liability of $614,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of June 30, 2006, we have made substantially all of the related severance payments. We expect to pay the lease termination costs beginning in March 2008, which is when we plan to vacate the office space.

The following unaudited pro forma information presents a summary of our consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 as if we had acquired Ibbotson as of January 1, 2006 and 2005, respectively. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. This adjustment assumes the stock option awards were made in May 2005, consistent with the timing of our annual equity grant, and vest over a four-year period. In 2005, we recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30		Six Months ended June 30
($000)	2006	2005	2006	2005
Revenue	$76,257	$68,829	$153,708	$133,308
Operating income	17,459	13,717	36,998	20,958
Income before cumulative effect of accounting change	11,165	9,483	24,320	13,335
Net income	11,165	9,483	24,579	13,335

Basic income per share:
Income before cumulative effect of accounting change	$0.27	$0.24	$0.60	$0.34
Net income	$0.27	$0.24	$0.60	$0.34

Diluted income per share:
Income before cumulative effect of accounting change	$0.24	$0.22	$0.52	$0.31
Net income	$0.24	$0.22	$0.53	$0.31

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

Goodwill

The following table shows the changes in our goodwill balance from January 1, 2005 to June 30, 2006:

($000)
Balance as of January 1, 2005	$14,408
Goodwill acquired related to VARDS	3,084
Other, primarily currency translation adjustment	8
Balance as of December 31, 2005	$17,500
Goodwill acquired related to Ibbotson	47,018
Other, primarily currency translation adjustment	64
Balance as of June 30, 2006	$64,582

We did not record any impairment losses in the quarter or year-to-date periods ended June 30, 2006 or 2005, respectively.

Intangible Assets

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of June 30, 2006				As of December 31, 2005
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$18,842	$(1,070)	$17,772	10	$1,132	$(405)	$727	7
Customer-related assets	40,771	(2,046)	38,725	11	6,571	(597)	5,974	18
Supplier relationships	240	(19)	221	20	240	(12)	228	20
Technology-based assets	3,896	(420)	3,476	5	430	(108)	322	4
Non-competition agreement	300	(20)	280	5	—	—	—	—
Total intangible assets	$64,049	$(3,575)	$60,474	10	$8,373	$(1,122)	$7,251	16

Amortization expense was $2,454,000 and $346,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, we estimate that aggregate amortization expense for intangible assets will be $5,979,000 in 2006; $7,051,000 in 2007; $6,994,000 in 2008; $6,867,000 in 2009; $6,300,000 in 2010; and $5,816,000 in 2011.

4. Income Per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options and restricted stock units is reflected in the denominator for diluted income per share using the treasury stock method.

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2006	2005	2006	2005

Basic income per share:
Income before cumulative effect of accounting change	$11,165	$9,498	$24,345	$13,505
Cumulative effect of accounting change, net of tax	—	—	259	—
Net income	$11,165	$9,498	$24,604	$13,505
Weighted average common shares outstanding	40,925	39,064	40,641	38,758

Income before cumulative effect of accounting change	$0.27	$0.24	$0.60	$0.35
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Net income	$0.27	$0.24	$0.61	$0.35

Diluted income per share:
Income before cumulative effect of accounting change	$11,165	$9,498	$24,345	$13,505
Cumulative effect of accounting change, net of tax	—	—	259	—
Net income	$11,165	$9,498	$24,604	$13,505

Weighted average common shares outstanding	40,925	39,064	40,641	38,758
Net effect of dilutive stock options and restricted stock units	5,759	4,678	5,894	4,236
Weighted average common shares outstanding for computing diluted income per share	46,684	43,742	46,535	42,994

Income before cumulative effect of accounting change	$0.24	$0.22	$0.52	$0.31
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Net income	$0.24	$0.22	$0.53	$0.31

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

The following tables show selected segment data for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$18,379	$24,320	$33,558	$—	$76,257
Intersegment	996	1	738	(1,735)	—
Total revenue	19,375	24,321	34,296	(1,735)	76,257
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	12,240	16,901	25,540	(1,729)	52,952
Stock-based compensation expense	608	633	838	—	2,079
Depreciation and amortization	305	392	600	2,470	3,767
Operating income (loss)	$6,222	$6,395	$7,318	$(2,476)	$17,459

Capital expenditures	$79	$98	$352	$635	$1,164

U.S. revenue					$66,724
Non-U.S. revenue					$9,533

	Three months ended June 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$14,982	$18,784	$22,477	$—	$56,243
Intersegment	646	—	550	(1,196)	—
Total revenue	15,628	18,784	23,027	(1,196)	56,243
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	10,229	13,573	16,869	(1,362)	39,309
Stock-based compensation expense	562	614	762	—	1,938
Depreciation and amortization	287	361	475	729	1,852
Operating income (loss)	$4,550	$4,236	$4,921	$(563)	$13,144

Capital expenditures	$107	$217	$419	$563	$1,306

U.S. revenue					$49,117
Non-U.S. revenue					$7,126

	Six months ended June 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$36,717	$46,068	$63,532	$—	$146,317
Intersegment	1,786	3	1,336	(3,125)	—
Total revenue	38,503	46,071	64,868	(3,125)	146,317
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	25,025	31,557	46,199	(3,307)	99,474
Stock-based compensation expense	1,183	1,204	1,626	—	4,013
Depreciation and amortization	511	833	1,030	3,799	6,173
Operating income (loss)	$11,784	$12,477	$16,013	$(3,617)	$36,657

Capital expenditures	$120	$180	$660	$1,063	$2,023

U.S. revenue					$128,362
Non-U.S. revenue					$17,955

					June 30, 2006
U.S. long-lived assets					$13,198
Non-U.S. long-lived assets					$3,842

	Six months ended June 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$29,888	$35,275	$44,284	$—	$109,447
Intersegment	1,248	—	1,049	(2,297)	—
Total revenue	31,136	35,275	45,333	(2,297)	109,447
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	21,442	25,690	33,713	(2,493)	78,352
Stock-based compensation expense	2,144	2,044	2,637	—	6,825
Depreciation and amortization	575	719	962	1,992	4,248
Operating income (loss)	$6,975	$6,822	$8,021	$(1,796)	$20,022

Capital expenditures	$165	$327	$651	$1,184	$2,327

U.S. revenue					$95,348
Non-U.S. revenue					$14,099

					June 30, 2005
U.S. long-lived assets					$14,142
Non-U.S. long-lived assets					$1,709

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	June 30, 2006	December 31, 2005
Available for sale	$35,705	$58,761
Held to maturity	796	420
Trading securities	1,681	1,642
Total	$38,182	$60,823

7. Investments In Unconsolidated Entities

Morningstar Japan K.K.  In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of June 30, 2006 and December 31, 2005, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. Our investment in MJKK totaled $15,608,000 and $14,884,000 as of June 30, 2006 and December 31, 2005, respectively. MJKK’s market value was approximately Japanese Yen 27.7 billion (approximately U.S. $238,440,000) as of June 30, 2006 and Japanese Yen 27.8 billion (approximately U.S. $235,625,000) as of December 31, 2005.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company named Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea develops, markets, and sells products and services to assist in the analysis of financial portfolios and provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of June 30, 2006 and December 31, 2005. We account for this investment using the equity method. Our investment totaled $1,203,000 and $1,129,000 as of June 30, 2006 and December 31, 2005, respectively.

Other Investments in Unconsolidated Entities. As of June 30, 2006 and December 31, 2005, the book value of our other investments in unconsolidated entities totaled $427,000 and $342,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of June 30, 2006 and December 31, 2005. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended June 30		Six months ended June 30
($000)	2006	2005	2006	2005
Revenue	$4,876	$3,709	$9,720	$7,004
Operating income	$1,473	$840	$2,885	$1,483
Net income	$1,581	$1,321	$3,119	$1,695

8. Stock-Based Compensation

Stock-Based Compensation Plans

Prior to November 2004, we granted stock options under various plans including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). In general, options granted under the 1993 Plan vest ratably over a five-year period and options granted under the 2000 Plan and the 2001 Plan vest ratably over a four-year period; options under all three plans expire 10 years after the date of grant.

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 plan vest ratably over a four-year period. The number of shares available for future grants under our 2004 Plan, which include both stock options and restricted stock units, as of June 30, 2006 and December 31, 2005 was 2,791,860 and 2,989,322, respectively.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became and continue to become exercisable each year from 1999 through 2008. As of June 30, 2006 and December 31, 2005, there were 849,174 and 869,174 options remaining to be exercised, respectively.

Accounting for Stock-Based Compensation Awards

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Prior to this date, we accounted for our equity plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation (SFAS No. 123). Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $259,000 to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Other than recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123.

Prior to our adoption of SFAS 123(R), we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in our Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits classified as financing cash flows were $6,508,000 in the first six months of 2006.

Prior to our initial public offering in May 2005, we accounted for stock options granted under the 1993 Plan and the 1999 Plan using the liability method in accordance with SFAS No. 123, reflecting the terms of the respective stock option plans which allowed for cash settlement at the option holder’s election subject to certain conditions. Under the liability method, we accounted for options as a liability that was measured each period using the fair value per share of our common stock. We recorded changes in the liability resulting from changes in the fair value of our common stock in our Consolidated Statements of Operations. As a result of our initial public offering, we are no longer required to settle options under the 1993 Plan and the 1999 Plan in cash. Upon our initial public offering, we valued the liability using a fair value of $18.50 per share, which was equivalent to the fair value of our common stock at the time of our initial public offering. We reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital. In addition, because all of the options previously accounted for under the liability method were fully vested by March 31, 2005, we have not recorded any additional expense for these options in subsequent periods.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (including expense for both stock options and restricted stock units) recorded in our Consolidated Statements of Operations:

	Three months ended June 30		Six months ended June 30
($000)	2006	2005	2006	2005
Stock-based compensation expense under the liability method	$—	$—	$—	$2,810
Stock-based compensation expense under the equity method	2,079	1,938	4,013	4,015
Total stock-based compensation expense	$2,079	$1,938	$4,013	$6,825

The deferred tax benefit related to the stock-based compensation expense above was $643,000 and $631,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,390,000 and $1,459,000 for the six months ended June 30, 2006 and 2005, respectively.

We estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed; there were no such adjustments recorded during the first six months of 2006.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant and amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006; the fair value of the restricted stock units granted was $44.47 per restricted stock unit, for a total value of approximately $10,759,000.

The following table summarizes restricted stock unit activity for the first six months of 2006:

	Six months ended June 30, 2006
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested shares—January 1, 2006	—	—
Granted	241,945	$44.47
Vested	—	—
Forfeited	(513)	$44.47
Nonvested shares—June 30, 2006	241,432	$44.47

As of June 30, 2006, the total amount of unrecognized stock-based compensation expense related to nonvested restricted stock units was approximately $8,893,000, which is expected to be recognized over a period of approximately 47 months.

Stock Option Fair Value

We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model and amortize that value to stock-based compensation expense ratably over the option’s vesting period. The fair value of options granted during the first six months of 2006 and 2005 using this model was $14.16 per share and $9.16 per share, respectively. We estimated the fair value of the options granted in the first six months of 2006 and 2005 on the date of grant using the following weighted-average assumptions in our Black-Scholes option-pricing model:

	2006	2005
Expected life (years)	6.25	7.0
Expected volatility (%)	43.0%	50.0%
Dividend yield (%)	—	—
Interest rate (%)	4.33%	4.03%
Expected exercise price	$45.31	$24.91

Expected life. The expected term represents the period over which the stock options are expected to be outstanding. Because we have limited historical information regarding stock option exercises since becoming a public company in May 2005, we have determined the expected life using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Expected volatility. The volatility factor used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected term of the stock option award. As a newly public company with limited historical data on the price of our stock, we do not base our volatility assumption on our own stock price.

Dividend yield. We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

Interest rate. We base the risk-free interest rate used in our assumptions on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected term.

Expected exercise price. Options granted in 2006 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using an estimated life of 6.25 years and the applicable 10-year Treasury bond rate.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Six months ended June 30, 2006
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	3,338,959	$10.50
Canceled	(56,228)	15.40
Exercised	(98,718)	12.83
Options outstanding—June 30, 2006	3,184,013	$10.44

Options exercisable—June 30, 2006	2,378,085	$9.10

	Six months ended June 30, 2006
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	7,795,848	$11.96
Canceled	(42,590)	18.38
Exercised	(893,160)	10.73
Granted	46,451	34.64
Options outstanding—June 30, 2006	6,906,549	$12.30

Options exercisable—June 30, 2006	5,886,598	$11.11

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the six months ended June 30, 2006 and 2005 was $31,153,000 and $2,648,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of June 30, 2006:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	2,146,549	2.19	$2.53	$83,608	2,066,688	2.17	$2.52	$80,512
$8.57 - $14.70	5,555,966	4.57	12.53	160,838	5,364,786	4.49	12.67	154,578
$15.71 - $35.39	2,388,047	8.63	18.11	55,808	833,209	8.53	16.72	20,629
$2.00 - $35.39	10,090,562	5.02	$11.72	$300,254	8,264,683	4.32	$10.54	$255,719
Vested or Expected to Vest
$2.00 - $35.39	9,951,935	4.97	$11.61	$297,288

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $41.48 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2006, the total amount of unrecognized stock-based compensation expense related to nonvested stock options was approximately $14,805,000, which is expected to be recognized over a weighted average period of approximately 28 months.

9. Related Party Transactions

In 1989, under our 1989 Nonqualified Stock Option Plan (the 1989 Plan), we granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, to Don Phillips, an officer of Morningstar. These options were not exercised and expired in February 1999. In February 1999, in conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don. Under the terms of the Agreement, on any date that he exercises the right to purchase shares under the 1999 Plan, we shall pay to him $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount. In May 2006, Don entered into a Rule 10b5-1 sales plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement, which, if all 450,000 stock options are exercised, would total approximately $1,200,000. These payments would reduce the liability associated with the Agreement. In the second quarter of 2006, Don exercised 20,000 options and  we made corresponding payments to him in accordance with the Agreement. As of June 30, 2006 and December 31, 2005, a liability of $2,313,000 and $2,340,000, respectively, for the Agreement is recorded in our Consolidated Balance Sheets, primarily classified as other current liabilities.

10. Income Taxes

The following table shows our effective income tax expense rate for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30		Six months ended June 30
($000)	2006	2005	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$18,131	$13,549	$38,262	$21,136
Equity in net income of unconsolidated entities	658	549	1,305	1,029
Total	$18,789	$14,098	$39,567	$22,165
Income tax expense	$7,624	$4,600	$15,222	$8,660
Effective income tax expense rate	40.6%	32.6%	38.5%	39.1%

In the second quarter of 2006, our effective income tax expense rate increased compared with the same period in 2005. In the second quarter of 2005 we recorded a deferred income tax benefit of $668,000 related to research and development expenses due to a change in U.S. tax regulations, which resulted in a one-time reduction of our effective income tax expense rate. In the second quarter of 2006, we recorded additional income tax expense related to certain operations outside of the United States.

In the first six months of 2006, our effective income tax expense rate decreased compared with the prior-year period, primarily because of a reduction in the tax impact related to incentive stock options. In the first quarter of 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock based compensation expense related to incentive stock options in the first six months of 2006.

In 2006, our effective tax rate in both the quarter and year-to-date periods also reflects an increase in the benefit we receive related to disqualifying dispositions related to incentive stock options. The value of disqualifying dispositions increased compared with the same periods in 2005. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.

In both 2006 and 2005, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

11. Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich was also a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed. The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company were ordered to pay Morningstar’s costs of the injunction proceedings.

Mr. Rich and the two companies noted above have additional pending claims, alleging, among other things, breaches by Morningstar of contracts and statutory and general law duties, misleading, deceptive, and unconscionable conduct by Morningstar, oppression by Morningstar and its nominee directors, claims under the Industrial Relations Act of New South Wales, breaches of directors’ duties by Morningstar’s nominee directors, and conflict of interest. The claims seek various forms of relief, including monetary damages in the amount of Australian $25,000,000, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of the shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for this acquisition. In the alternative, Mr. Rich and his companies seek an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the Morningstar Australia shareholders agreement). Morningstar has denied the claims and filed counter-claims against Mr. Rich and certain of his companies, alleging breaches of statutory, general law, and contractual duties.

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to provide approximately Australian $925,000 to the court as security for these potential costs. Morningstar has been paid some of its costs and will be entitled to be paid costs in the future only if the court makes a determination to that effect. The court stayed the proceedings pending its receipt of the security and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. The leave was, however, subject to the following conditions: (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of the proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar Australia for any of these costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich were required to provide to the court, as security for Morningstar’s costs, approximately Australian $925,000 as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings was required to be paid to Morningstar. These conditions have been satisfied.

On September 20, 2005, Mr. Rich and his companies filed a Second Further Amended Statement of Claim, consolidating the claims. Morningstar filed a Defence to that pleading and an Amended Cross-Claim against Mr. Rich, both his companies, and a third Australian company controlled by Mr. Rich.

The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5), Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000, which approximates U.S. $1,800,000, and, in accordance with SFAS No. 5, Morningstar recorded a reserve in this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

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

12. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 in the first quarter of 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensation Absence” (EITF No. 06-2), which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-2 in the first quarter of 2007. We are in the process of determining the effect the adoption of EITF No. 06-2 will have on our financial statements.

In June 2006, the EITF ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3), which concludes that companies have the option to report taxes that are externally imposed on a revenue producing transaction between a seller and a customer either gross within revenue or net. This is, it may include charges to customers for taxes within revenues and the charge for taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. In addition, if these taxes are significant, disclosure of the accounting policy used is required. EITF No. 06-3 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-3 in the first quarter of 2007. We do not anticipate that EITF No. 06-3 will have an impact on our financial statements.

13. Subsequent Events

On July 25, 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30,000,000 (approximately U.S. $23,000,000) in cash, of which Australian $2,000,000 will be paid in 2007 subject to post-closing adjustments. This acquisition fits with our growth strategy to expand our products and services internationally. The key benefit of this acquisition is the combination of Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia. We believe this acquisition will significantly expand the breadth and quality of services we can deliver to individuals, advisors, and institutions and will offer Australian investors one place to obtain all their investment information and research needs.

On August 1, 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10,000,000 in cash. This acquisition includes both the Altvest database, one of the first and largest databases covering hedge funds, managers, and data, along with InvestorForce’s extensive institutional separate account database. It also includes several online software applications for manager search, research, and reporting. We believe that this acquisition combined with Morningstar’s existing mutual fund, stock, variable annuity, hedge fund, and separate account data, will allow us to offer one of the largest, most comprehensive proprietary investment databases for our three market segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Understanding our Company

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors and institutional clients. We have historically generated recurring revenue because many of our products are sold through subscriptions or license agreements. We believe that while the investments in our business are significant, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms and assets under management. We strive to realize this operating leverage by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographic markets.

Our decentralized structure includes three global business segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions. We consolidate the results of our majority-owned operations. We account for our minority-owned investments in Japan, Korea, Denmark, and Sweden using the equity method.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape and Database Areas

Performance in the U.S. equity markets dipped lower in the second quarter of 2006, with Morningstar’s U.S. Market Index, a broad market benchmark, posting a total return of -1.8% for the quarter. Following the market downturn, total U.S. mutual fund assets declined slightly to about $9.33 trillion as of June 30, 2006 based on data from the Investment Company Institute, compared with about $9.36 trillion as of March 31, 2006. The number of mutual funds remained stable during the quarter.

Debate about pricing models for securities research continued in the second quarter of 2006. Following similar moves by other firms in the first quarter, brokerage firm Thomas Weisel disclosed in May that it made an agreement to unbundle its research and trading fees with Fidelity. These moves are a shift from longtime Wall Street practice of bundling costs for research in the same fees paid for trading commissions. Several large brokerage firms have taken a different tack by arguing in favor of commission sharing, which involves using separate firms for brokerage and research, with the research firm paid through credits from the trading broker.

In early July, the Securities and Exchange Commission passed new rules limiting soft dollar payments to research (including market data), analytics, advice, reports, and brokerage services; any overhead-related costs cannot be paid for with soft dollars. A recent report from Greenwich Associates indicated that soft dollars in the U.S. totaled about 9% of total institutional equity commissions in 2006—slightly lower than the level over the previous several years. The report also indicated that mutual funds have reduced their soft-dollar expenditures to 6% of total commission spending. The authors attributed this to the increased regulatory scrutiny surrounding mutual funds, resulting in a more conservative use of soft dollar research payments.

We believe these developments are important because they underscore a longer-term trend toward greater pricing transparency and are prompting debate about the cost and value of securities research. In addition, we believe the trend toward unbundled commissions may place additional pressure on budgets for sell-side research, leading to further cuts in coverage lists and increased demand for independent research.

A report recently published by TABB Group, a financial services advisory firm, projected that the amount of sell-side research purchased by buy-side investors in the US and UK will fall 30% from $5.60 billion in 2006 to $4.25 billion in 2008. The report also projected that sell-side analyst hiring will continue to decline and that buy-side firms will increase spending on independent research. We’re continuing to pursue opportunities for selling our equity research to a variety of firms as the industry landscape continues to evolve.

Interest in alternative asset classes, such as hedge funds, remained high in the second quarter of 2006. Based on data from Hedge Fund Research, hedge funds had $42 billion in net inflows during the second quarter of 2006, a substantial increase from the $24 billion increase in the first quarter. We continue to invest in developing our hedge fund database and recently expanded our hedge fund initiative by adding hedge fund data to Morningstar.com and Advisor Workstation Office Edition. We also added hedge fund research reports to Morningstar Direct. On August 1, 2006, we acquired the institutional hedge fund and separate account division of InvestorForce. Following the integration of this new division, our hedge fund coverage has increased from more than 3,000 active funds to approximately 6,000, making it one of the largest global hedge fund databases available.

Although a federal appeals court recently overturned a previous SEC rule requiring hedge funds to register as investment advisors, Chairman Cox has said that the SEC intends to use “emergency powers” to oversee hedge funds and may also raise required investment minimums for individual investors. As debate about hedge fund regulation goes on, we plan to continue our efforts to make the industry more transparent for investors.

Assets in exchange-traded funds increased about 38% to reach about $335 billion as of June 2006, compared with $243 billion as of June 2005, based on data from the Investment Company Institute. Exchange-traded funds have gained share from mutual funds in some specialized areas of the market thanks to their lower annual costs, particularly in passive investing strategies. To meet greater investor demand for information on exchange-traded funds, we have continued to increase analyst coverage in this area and now cover 117 exchange-traded funds.

Individual Investor Market

Despite the weaker equity markets, the environment for advertising sales has remained strong. A recent Deutsche Bank/MediaPost survey of online advertisers indicated that spending on online advertising increased by 14% in the second quarter of 2006 compared with first-quarter levels. Within our market segment, we believe there has been an ongoing trend of advertisers continuing to look for innovative ways to get their message out to the appropriate audience.

Based on research from Nielsen/NetRatings, page views to most retail investment Web sites declined in the second quarter of 2006 compared with earlier in the year. We believe this trend is consistent with the seasonal patterns we’ve seen in the past. Yahoo! Finance maintained a dominant share of total page views and user visits compared with other retail investment Web sites during the second quarter of 2006.  We continue to define Morningstar.com as a targeted site that appeals to experienced and engaged investors. Page views to Morningstar.com remained lower than those of supersites such as Yahoo! Finance, AOL Money & Finance, and MSN Money, but average daily page views increased compared with the same period in 2005.

In another development in this market segment, there have been a couple of new investment sites launched in 2006. Google introduced a new Google Finance site in March 2006, and S&P recently introduced a new online research service with premium content. We’re continuing to monitor these new entrants while continuing with our marketing strategies for individual investors.

Financial Advisor Market

We believe regulatory compliance has been an ongoing theme in the financial advisor market. Broker-dealer firms have continued working to interpret and apply point-of-sale disclosure requirements. Morningstar currently provides tools to help advisors with share class suitability and breakpoint analysis. In addition, we’re currently developing a 529 suitability tool to help dealers comply with new requirements for Section 529 college savings plans.

The greater need for information and advice on retirement income planning has been another important trend in the advisor market. A recent study published by the Financial Planning Association indicated that 80% of advisors view retirement income as an extremely important growth opportunity, but most wait until clients ask for help with it. We believe that advisors will begin seeking out tools that support this need, as well as resources that help them educate clients about the need for retirement income planning.

More broadly, a majority of investors continue to seek help from financial advisors. A recent study published by the Investment Company Institute stated that 73% of investors seek the help of advisors in selecting funds. Because of growth in 401(k) plans and fee-based financial advisors, however, no-load funds took in 80% of new inflows in 2005.

Institutional Market

In the retirement market, two key pension reform bills, HR 2830 and S 1783, remained in conference committee during most of the second quarter, and several differences between the two bills were unresolved at the end of the quarter. However, House and Senate members reached a tentative agreement in July to allow mutual fund companies and brokerage firms that manage 401(k) plans to offer investment advice to plan participants using their own computer models as long as the models are approved by a third-party firm. At the end of July, the House approved its own version of the pension reform bill, which includes provisions allowing retirement plan administrators to recommend proprietary funds, as well as provisions for automatic enrollment in 401(k) plans, updated contribution limits, and clarification about the options available for default investment. The Senate approved the bill in early August, sending it on to the White House for President Bush’s signature.

Meanwhile, retirement assets have continued to expand. Based on data from the Investment Company Institute, retirement assets reached $14.5 trillion in 2005; in comparison, IRAs and defined contribution plans total roughly half of that amount. To help investors invest more effectively for retirement,  we’re continuing to focus on managed retirement accounts. Based on our industry research, we believe managed accounts may suit a broader segment of retirement plan participants than online advice, which appeals to a relatively small segment of self-directed investors within the large population of 401(k) plan participants.

International Markets

The range of investment offerings available in markets outside of the United States has continued to expand. For example, the trade group for separate accounts, the Money Management Institute, recently opened a separate London-based association for investment management firms and other companies in the separate account industry.

In Europe, the European Securities Committees agreed to the provisions of a European Markets in Financial Instruments Directive (MiFID) in June 2006. MiFID is being viewed as an important step toward creating a single market for financial services in the European Union and will cover a broad range of firms, including investment banks, asset managers, brokers, and firms involved in derivatives. Some of the new provisions include bringing investment advice under the scope of EU regulation, changing requirements for best execution, and allowing firms to offer cross-border services throughout Europe. We believe MiFID has the potential to create a more unified market in Europe and are continuing to pursue business opportunities in a variety of EU markets. Implementation for the new regulations is scheduled for November 2007.

Three and Six Months Ended June 30, 2006 vs. Three and Six Months Ended June 30, 2005

Consolidated Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2006	2005	Change		2006	2005	Change
Revenue	$76,257	$56,243	35.6%		$146,317	$109,447	33.7%
Operating income	17,459	13,144	32.8%		36,657	20,022	83.1%
Operating margin	22.9%	23.4%	(0.5	)pp	25.1%	18.3%	6.8	pp

Stock-based compensation expense	$2,079	$1,938	7.3%		$4,013	$6,825	(41.2)%

Cash provided by (used for) investing activities	(4,903)	5,968	NMF		(66,009)	3	NMF
Cash provided by financing activities	10,072	19,427	(48.2)%		17,355	19,482	(10.9)%

Cash provided by operating activities	$29,512	$13,896	112.4%		$39,429	$11,649	238.5%
Capital expenditures	(1,164)	(1,306)	(10.9)%		(2,023)	(2,327)	(13.1)%
Free cash flow	$28,348	$12,590	125.2%		$37,406	$9,322	301.3%

NMF – not meaningful

pp – percentage points

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP) (such as cash provided by (used for) operating, investing, and financing activities), nor should this data be considered an indicator of our overall financial performance or liquidity. Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

Consolidated Revenue

In the second quarter of 2006, we generated revenue of $76.3 million, a $20.1 million increase over the same period last year. In the six months ended June 30, 2006, we generated revenue of $146.3 million, a $36.9 million increase over the prior-year period. Ibbotson contributed $6.8 million and $11.2 million to our consolidated revenue in the second quarter and year-to-date periods, respectively. While revenue increased in each of our three business segments, the Institutional segment was the largest contributor, generating more than half of the revenue increase in both the quarter and year-to-date periods. Institutional segment revenue increased $11.3 million, or 48.9% in the quarter, and $19.6 million, or 43.1% in first six months of the year. Ibbotson contributed $4.9 million and $7.3 million to Institutional segment revenue in the second quarter and year-to-date periods, respectively. The Advisor segment contributed more than one-fourth of the revenue increase in both the second quarter and year-to-date periods. Advisor segment revenue increased $5.5 million, or 29.5%, in the second quarter and $10.8 million, or 30.6%, in the first six months of 2006.  Ibbotson contributed $1.5 million and $3.0 million to Advisor segment revenue in the second quarter and year-to-date periods, respectively. Individual segment revenue increased $3.8 million, or 24.0%, in the second quarter and $7.4 million, or 23.7%, in the first six months of the year. Ibbotson contributed $0.4 million and $0.9 million of revenue to the Individual segment in the second quarter and year-to-date periods, respectively.

On a product level, over 40% of the increase in consolidated revenue growth in both the quarter and year-to-date periods was generated by the combination of Investment Consulting services and Morningstar Advisor Workstation. Approximately one-third of the growth in Investment Consulting revenue in both the quarter and year-to-date periods was driven by newly incorporated revenue from Ibbotson. The remaining increase, as seen in the past several quarters, was driven by increased assets under management with existing clients for the asset allocation services we provide for funds of funds and variable annuities. Growth in Advisor Workstation was mainly generated by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting growth in license agreements to both new and existing customers and an increase in the amount of functionality licensed. Total licenses for Advisor Workstation in the United States increased by about 25% as of June 30, 2006 compared with June 30, 2005.

In both the second quarter and year-to-date periods, the remaining increase in revenue on a product level was driven primarily by Encorr; Licensed Data; Morningstar.com, including Premium Membership service and Internet advertising; Morningstar Equity Research; and Morningstar Direct.

Revenue from international operations increased $2.4 million, or 33.8%, to $9.5 million in the second quarter of 2006. In the year-to-date period, revenue from international operations increased $3.9 million, or 27.3%, to $18.0 million. Ibbotson contributed $0.5 million and $0.7 million of international revenue in the quarter and the year-to-date periods, respectively. Foreign currency translations increased international revenue by $0.2 million in the quarter and had a nominal impact on the year-to-date period. Excluding the impact of Ibbotson and foreign currency translations, revenue growth in our U.S. and non-U.S. operations increased at approximately the same rate in both periods. Revenue growth excluding Ibbotson and foreign currency translations (organic revenue growth) in our non-U.S.operations was approximately 23% and 22%, respectively, in the quarter and year-to-date periods. Organic revenue growth for our consolidated operations was approximately 23% in both periods.

While in recent years our U.S. revenue has grown at a faster rate than international revenue, we expect our non-U.S. revenue to increase over time as a percentage of our total revenue, especially given our July 2006 acquisition of Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia.

The table below presents a reconciliation from our consolidated revenue to revenue excluding the Ibbotson acquisition and the impact of foreign currency (organic revenue growth):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2006	2005	Change	2006	2005	Change
Consolidated revenue	$76,257	$56,243	35.6%	$146,317	$109,447	33.7%
Less: Ibbotson acquisition	(6,756)	—	NMF	(11,176)	—	NMF
Less: impact of foreign currency	(208)	—	NMF	(31)	—	NMF
Revenue excluding Ibbotson and the impact of foreign currency	$69,293	$56,243	23.2%	$135,110	$109,447	23.4%

The table below presents a reconciliation from our international revenue to international revenue excluding the Ibbotson acquisition and the impact of foreign currency:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2006	2005	Change	2006	2005	Change
International revenue	$9,533	$7,126	33.8%	$17,955	$14,099	27.3%
Less: Ibbotson acquisition	(534)	—	NMF	(721)	—	NMF
Less: impact of foreign currency	(208)	—	NMF	(31)	—	NMF
Revenue excluding Ibbotson and the impact of foreign currency	$8,791	$7,126	23.4%	$17,203	$14,099	22.0%

We present revenue growth rates adjusted for the Ibbotson acquisition and the impact of foreign currency (organic revenue growth) because we believe this non-GAAP measure helps investors better compared period-to-period results. Organic revenue growth should not be considered an alternative to any measure of performance as promulgated under GAAP.

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

The following table illustrates the composition of our second quarter 2005 revenue, our second quarter 2006 revenue, and the estimated composition of our 2005 and 2006 revenue from business closed through the end of the second quarter of each year. We have not yet incorporated revenue from Ibbotson into our revenue composition categories.

Revenue Composition ($mil)

250
200
150
100
50
0
$56.2
$69.5
$193.3
$230.6
85% of 2005 revenue of $227.1 mil

	Q2 2005	Q2 2006	*2005* Cumulative as of June 30, 2005*	*2006* Cumulative as of June 30, 2006*
New Revenue	$ 9.1	$11.5	*$ 27.4*	*$ 30.8*
Renewal Revenue	12.9	20.6	*44.4*	*68.2*
Walk-in Revenue	34.2	37.4	*121.5*	*131.6*
Revenue excluding Ibbotson	$56.2	$69.5	*$193.3*	*$230.6*
Ibbotson Revenue	—	6.8	—	—
Consolidated Revenue	$56.2	$76.3	*$193.3*	*$230.6*

*Each year's cumulative revenue is an estimate of revenue that will be recognized from business closed through the end of the second quarter. It includes net walk-in revenue plus the full-year impact, absent cancellations, of new and renewal business closed during the first six months of each year. This estimate does not include any revenue from new or renewal business that will be closed during the third or fourth quarter of each year. Revenue from Ibbotson has not been incorporated into new, renewal, or walk-in revenue.

Our second quarter 2006 revenue consisted of $11.5 million in new revenue, or 16.6% of our total revenue excluding Ibbotson, in the quarter. Renewal revenue accounted for $20.6 million, or 29.5% of our total revenue excluding Ibbotson, in the quarter. Walk-in revenue accounted for $37.4 million, or 53.9% of our total revenue excluding Ibbotson, in the quarter.

Our estimate of 2006 walk-in revenue as of January 1, 2006 was $138.8 million. In the second quarter of 2006, we reclassified a portion of our revenue composition, reducing 2006 walk-in revenue by $5.0 million, to more accurately reflect the cancellation terms of certain institutional contracts. Of the $5.0 million reduction, $3.2 million is now classified as renewal revenue, and provided certain cancellation options are not exercised, the remaining $1.8 million will be included as renewal revenue in the last half of 2006. Cancellations in the first six months of 2006, the impact of currency translations, and other routine adjustments further reduced our estimate of walk-in revenue by $2.2 million. The total impact of these adjustments reduced walk-in revenue by $7.2 million, or approximately 5%, to $131.6 million. Changes in our revenue composition categories have no impact on our revenue reported in our Consolidated Statements of Operations.

In the first six months of 2006, we closed renewals and brought in new business that will contribute an estimated $99.0 million to 2006 revenue. As a result, we expect that walk-in revenue plus the impact of new and renewal business closed during the first six months of 2006 will be $230.6 million in 2006. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the remaining six months of 2006, nor does it include the impact of revenue from Ibbotson.

At the end of the second quarter of 2005, the combination of walk-in revenue plus new business and renewals closed during the first six months of 2005 totaled $193.3 million. This represented 85.1% of our full year revenue of $227.1 million. While we do not expect that this percentage will remain constant from year to year, we do believe that the trend of closing a significant portion of the year’s revenue early in the year is a characteristic of our business.

Consolidated Operating Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Operating expense	$58,798	$43,099	36.4%		$109,660	$89,425	22.6%
% of revenue	77.1%	76.6%	0.5	pp	74.9%	81.7%	(6.8	)pp

In the second quarter of 2006, operating expense increased $15.7 million, and in the first six months of 2006, operating expense increased $20.3 million. In both periods, two primary factors impacted all of our operating expense categories: compensation-related costs, including incentive compensation, and the acquisition of Ibbotson.  Bonus expense recorded in the second quarter and first six months of 2006 increased $4.3 million and $6.3 million, respectively, reflecting the second-quarter impact of updated internal estimates for full-year 2006 performance versus 2005; an adjustment to bring year-to-date bonus expense in line with these estimates; and incremental bonus expense from Ibbotson. We expect that incremental bonus expense from Ibbotson will be an ongoing cost. Other increases in bonus expense may or may not recur, depending on our financial performance. Other compensation-related expense increased $4.8 million and $7.6 million, respectively, in the quarter and year-to-date periods because of an increase in headcount, as well as annual salary increases. We had approximately 1,270 employees (including Ibbotson) as of June 30, 2006, compared with about 1,070 as of June 30, 2005. In addition to the increase in compensation-related expense, the increase in operating expense includes $1.6 million and $2.1 million, respectively, of amortization expense in the quarter and year-to-date periods for intangible assets acquired with Ibbotson, and $1.1 million and $1.2 million, respectively, of outsourced product implementation expense associated with the Advice by Ibbotson service in the quarter and year-to-date periods. We expect that amortization of these intangible assets will be an ongoing cost until the related assets are fully amortized. Costs for outsourced product implementation may or may not recur, depending on client requests for development projects in a given period.

In the year-to-date period, lower stock-based compensation expense partially offset increases in each of our operating expense categories. Stock-based compensation expense decreased $2.8 million in the first six months of 2006 compared with the same period in 2005 because we are no longer required to record expense under the liability method. In the first quarter of 2005, we recorded $2.8 million of stock-based compensation expense under this method, which did not recur in 2006.

Cost of Goods Sold

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Cost of goods sold	$22,052	$15,674	40.7%		$40,725	$31,586	28.9%
% of revenue	28.9%	27.9%	1.0	pp	27.8%	28.9%	(1.1	)pp
Gross profit	$54,205	$40,569	33.6%		$105,592	$77,861	35.6%
Gross margin	71.1%	72.1%	(1.0	)pp	72.2%	71.1%	1.1	pp

Cost of goods sold is our largest category of operating expense, accounting for almost 40% of the total in both the quarter and year-to-date periods. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold increased $6.4 million in the second quarter of 2006 and $9.1 million in the first six months of 2006. The increase in expense was driven primarily by higher bonus expense across our three business segments, as well as by an increase in other compensation-related expense, which was mainly driven by an increase in headcount. Cost of goods sold related to Ibbotson also contributed to in the increase in this expense category. In the quarter and year-to-date periods, we recorded $1.1 million and $1.2 million, respectively, of outsourced product implementation expense associated with the Advice by Ibbotson service. We record these expenses as they are incurred; however, recognition of the associated revenue does not begin until client testing is complete. Partly because of this timing difference, our gross margin in the second quarter of 2006 declined to 71.1%, compared with 72.1% in the second quarter of 2005. In the year-to-date period, gross margin improved to 72.2% compared with 71.1% in the same period last year. A $0.4 million reduction in stock-based compensation expense contributed to this increase.

Development Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Development expense	$7,306	$4,593	59.1%		$13,397	$9,742	37.5%
% of revenue	9.6%	8.2%	1.4	pp	9.2%	8.9%	0.3	pp

Development expense increased $2.7 million in the second quarter of 2006 and $3.7 million in the first six months of 2006. The increase in both periods primarily reflects additional bonuses and other compensation-related expense as well as incremental costs added by Ibbotson. As a percentage of revenue, development expense increased in both the second quarter and year-to-date periods compared with the same periods last year.

Sales and Marketing Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Sales and marketing expense	$11,880	$9,845	20.7%		$23,540	$19,630	19.9%
% of revenue	15.6%	17.5%	(1.9	)pp	16.1%	17.9%	(1.8	)pp

Sales and marketing expense increased $2.1 million in the second quarter of 2006 and $3.9 million in the first six months of 2006. Costs related to Ibbotson contributed a good portion of the growth in this category. The increase also reflects higher compensation and bonus expense as a result of increased hiring for sales and marketing staff, mainly in our Advisor and Institutional segments, and in the year-to-date period, higher sales commission expense in our Institutional business, primarily because of increased sales volume. As a percentage of revenue, sales and marketing expense decreased in both the quarter and year-to-date periods because revenue growth outpaced growth in this cost category.

General and Administrative Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
General and administrative expense	$13,793	$11,135	23.9%		$25,825	$24,219	6.6%
% of revenue	18.1%	19.8%	(1.7	)pp	17.7%	22.1%	(4.4	)pp

General and administrative expense increased $2.7 million in the second quarter of 2006 and $1.6 million in the first six months of 2006. For both periods, the increase reflects higher compensation-related expense, including bonuses, as well as incremental costs added by Ibbotson. In the year-to-date period, these increases were partially offset by a $2.1 million decrease in stock-based compensation expense, primarily because we did not record any stock-based compensation expense under the liability method in the first six months of 2006. General and administrative expense as a percentage of revenue declined because revenue growth outpaced growth in expense; in the year-to-date period, the impact of lower stock-based compensation costs also contributed to the decline as a percentage of revenue.

Depreciation and Amortization Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Depreciation and amortization expense	$3,767	$1,852	103.4%		$6,173	$4,248	45.3%
% of revenue	4.9%	3.3%	1.6	pp	4.2%	3.9%	0.3	pp

Depreciation and amortization expense increased $1.9 million in the second quarter and $2.0 million in the first six months of 2006 compared with the same periods last year. These increases were almost entirely driven by an increase in amortization expense from intangible assets acquired with Ibbotson. We expect that amortization of these intangible assets will be an ongoing cost until the related assets are fully amortized. The increase in amortization expense was partially offset by a decrease in depreciation and amortization expense for certain capitalized internal product development costs and computer equipment that are now fully depreciated.

Stock-Based Compensation Expense

The following table summarizes our stock-based compensation expense:

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Stock-based compensation expense—liability method	$—	$—	—%		$—	$2,810	(100.0)%
Stock-based compensation expense—equity method	2,079	1,938	7.3%		4,013	4,015	—
Total stock-based compensation expense	$2,079	$1,938	7.3%		$4,013	$6,825	(41.2)%
% of revenue	2.7%	3.4%	(0.7	)pp	2.7%	6.2%	(3.5	)pp

As a result of our initial public offering in May 2005, we are no longer required to settle stock options in cash and therefore are no longer required to record stock-based compensation expense under the liability method. Therefore, we did not record any stock-based compensation expense under the liability method in the first six months of 2006; in contrast, we recorded $2.8 million of expense under this method in the first six months of 2005.

Stock-based compensation expense recorded under the equity method increased $0.2 million in the second quarter of 2006 and was flat in the first six months of 2006. An increase in expense related to our annual equity grant in May, which consisted of restricted stock units, was substantially offset by lower expense recorded for stock options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

In 2006 we expect to record stock-based compensation expense of approximately $8.6 million for all stock-based awards outstanding as of June 30, 2006.

Bonus Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Bonus expense	$9,323	$4,973	87.5%		$16,355	$10,088	62.1%
% of revenue	12.2%	8.8%	3.4	pp	11.2%	9.2%	2.0	pp

Bonus expense recorded in the second quarter and first six months of 2006 increased $4.3 million and $6.3 million, respectively, reflecting the second-quarter impact of updated internal estimates for full-year performance versus 2005; an adjustment to bring year-to-date bonus expense in line with these estimates; and incremental bonus expense from Ibbotson.  We expect that incremental bonus expense form Ibbotson will be an ongoing cost. Other increases in bonus expense may or may not recur, depending on our financial performance.  A majority of our bonus pool is based on growth in our operating income. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Operating income	$17,459	$13,144	32.8%		$36,657	$20,022	83.1%
% of revenue	22.9%	23.4%	(0.5	)pp	25.1%	18.3%	6.8	pp

Consolidated operating income increased $4.4 million in the second quarter of 2006 and $16.7 million in the first six months of 2006. In the second quarter, operating expense grew at a slightly faster rate than revenue, resulting in a 0.5 percentage point decline in our operating margin. The decline in operating margin partly reflects the impact of a full quarter of incremental Ibbotson expense, including $1.6 million of amortization expense related to acquired intangible assets and $1.1 million of outsourced product implementation expense related to Advice by Ibbotson. We recognize these product implementation expenses as they are incurred; however, recognition of the associated revenue does not begin until client testing is complete. This timing difference had a negative impact on our operating margin in the quarter. Our operating margin in the second quarter also includes the impact of  an adjustment to bring our year-to-date bonus accrual in line with our updated internal full-year estimate for full-year 2006 performance. The combined impact of these three factors – the adjustment to bring year-to-date bonus expense in line with the updated full-year estimate, the impact of the Advice by Ibbotson product implementation expense, and the amortization of Ibbotson intangible assets – reduced our second-quarter operating margin by 4.5 percentage points. We expect that amortization of these intangible assets will be an ongoing cost until the related assets are fully amortized. Costs for outsourced product implementation may or may not recur, depending on client requests for development projects in a given period. Adjustments to bonus expense may or may not recur in future periods, depending on our financial performance. In the year-to-date period, our operating margin improved 6.8 percentage points, partly reflecting a $2.8 million decrease in stock-based compensation. In addition, we realized operating leverage from revenue growth in products that have a relatively fixed cost base, such as Investment Consulting, Advisor Workstation, Licensed Data, and Morningstar.com.

The table below provides a reconciliation from operating income to operating income before stock-based compensation expense:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2006	2005	Change	2006	2005	Change
Operating income	$17,459	$13,144	32.8%	$36,657	$20,022	83.1%
Stock-based compensation expense	2,079	1,938	7.3%	4,013	6,825	(41.2)%
Operating income before stock-based compensation expense	$19,538	$15,082	29.5%	$40,670	$26,847	51.5%

The table below provides a reconciliation of operating margin to operating margin before stock-based compensation expense:

	Three Months Ended June 30				Six Months Ended June 30
($000)	2006	2005	Change		2006	2005	Change
Operating margin	22.9%	23.4%	(0.5	)pp	25.1%	18.3%	6.8	pp
Stock-based compensation expense	2.7	3.4	(0.7	)pp	2.7	6.2	(3.5	)pp
Operating margin before stock-based compensation expense	25.6%	26.8%	(1.2	)pp	27.8%	24.5%	3.3	pp

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

Consolidated Free Cash Flow

We generated free cash flow of $28.3 million in the second quarter of 2006, reflecting cash provided by operating activities of $29.5 million and capital expenditures of $1.2 million. Free cash flow increased $15.7 million in the second quarter of 2006 compared with the second quarter of 2005, mainly reflecting a $15.6 million increase in cash flow provided by operating activities. The increase in cash flow provided by operating activities was partly driven by a $6.6 million reduction in income tax payments. The $6.6 million reduction includes approximately $8 million in cash tax benefits from the Ibbotson acquisition, partially offset by a $1.4 million increase in cash tax payments from higher taxable income. A decrease in working capital (excluding cash) and an increase in net income also contributed to the increase in cash provided by operating activities.

In the first six months of 2006, we generated free cash flow of $37.4 million, reflecting cash provided by operating activities of $39.4 million and capital expenditures of $2.0 million. Free cash flow in the six months ended June 30, 2006 increased $28.1 million compared with the prior-year period, primarily reflecting a $27.8 million increase in cash provided by operating activities. In the first six months of 2006, we paid $8.5 million less for income taxes compared with the same period last year, reflecting the cash tax benefits we received from the Ibbotson acquisition. We expect the full-year cash tax benefit from the Ibbotson acquisition will be $12.8 million, and we used all of this benefit during the first half of 2006. We will not receive additional cash tax benefits from the Ibbotson acquisition in the second half of 2006, and therefore, our income tax payments may be higher in the second half of 2006 compared with the second half of 2005. A decrease in working capital (excluding cash) and an increase in net income also contributed to the increase in cash provided by operating activities in the year-to-date period.

Capital expenditures decreased $0.1 million in the second quarter and $0.3 million in the first six months of 2006 compared with the same periods last year. In the first six months of 2006, capital expenditures were made primarily for leasehold improvements to our new office space in London, computer hardware and software, and capitalized internal product development costs. In the first six months of 2005, capital expenditures mainly included spending for leasehold improvements in our corporate headquarters in Chicago, computer hardware, and leasehold improvements to our office space in China.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2006	2005	Change	2006	2005	Change
Net income	$11,165	$9,498	$1,667	$24,604	$13,505	$11,099
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	1,936	3,049	(1,113)	2,213	8,893	(6,680)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(22,426)	(18,000)	(4,426)
Cash paid for income taxes	(326)	(7,006)	6,680	(2,214)	(10,736)	8,522
All other	16,737	8,355	8,382	37,252	17,987	19,265
Cash provided by operating activities	$29,512	$13,896	$15,616	$39,429	$11,649	$27,780

In the second quarter of 2006, the increase in cash provided by operating activities of $15.6 million exceeded the $1.7 million increase in net income. Similarly, in the year-to-date period, the increase in cash provided by operating activities of $27.8 million outpaced the $11.1 million increase in net income. In both periods, cash paid for income taxes decreased from the same periods last year. In conjunction with our acquisition of Ibbotson, we recorded an asset of $12.8 million for income tax benefits primarily related to the payment for the cancellation of Ibbotson’s stock options. This cash income tax benefit will reduce the amount of cash we pay for income taxes in 2006. Cash flow arising from a reduction in net operating assets and liabilities (working capital excluding cash) as well as an increase in net income also contributed to the increase in free cash flow in both the quarter and year-to-date periods. In the year-to-date period, an increase in the amount of cash paid for bonuses in the first quarter of 2006 partially offset these increases.

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

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2006	2005	Change		2006	2005	Change
Revenue
Individual	$19,375	$15,628	24.0%		$38,503	$31,136	23.7%
Advisor	24,321	18,784	29.5%		46,071	35,275	30.6%
Institutional	34,296	23,027	48.9%		64,868	45,333	43.1%
Eliminations	(1,735)	(1,196)	45.1%		(3,125)	(2,297)	36.0%
Consolidated revenue	$76,257	$56,243	35.6%		$146,317	$109,447	33.7%

Operating income (loss)
Individual	$6,222	$4,550	36.7%		$11,784	$6,975	68.9%
Advisor	6,395	4,236	51.0%		12,477	6,822	82.9%
Institutional	7,318	4,921	48.7%		16,013	8,021	99.6%
Corporate items and eliminations	(2,476)	(563)	339.8%		(3,617)	(1,796)	101.4%
Consolidated operating income	$17,459	$13,144	32.8%		$36,657	$20,022	83.1%

Operating margin
Individual	32.1%	29.1%	3.0	pp	30.6%	22.4%	8.2	pp
Advisor	26.3%	22.6%	3.7	pp	27.1%	19.3%	7.8	pp
Institutional	21.3%	21.4%	(0.1	)pp	24.7%	17.7%	7.0	pp
Consolidated operating margin	22.9%	23.4%	(0.5	)pp	25.1%	18.3%	6.8	pp

Individual Segment

Our Individual segment provides products and services for individual investors. The largest product in this segment is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the newly acquired Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook. We currently generate almost all of the revenue from our Individual segment in the United States. In the first six months of 2006 and 2005, this segment represented, before intersegment eliminations, 26.3% and 28.4%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$19,375	$15,628	24.0%		$38,503	$31,136	23.7%
Operating income	$6,222	$4,550	36.7%		$11,784	$6,975	68.9%
Operating margin (%)	32.1%	29.1%	3.0	pp	30.6%	22.4%	8.2	pp

In the second quarter of 2006, revenue for the Individual segment increased $3.8 million compared with the same period in 2005. In the first half of 2006, revenue for the Individual segment increased $7.4 million compared with the first half of 2005. Over one-third of the increase in revenue in both periods reflects growth in Morningstar.com Premium Membership and Internet advertising sales. Subscriptions for Morningstar.com Premium service increased to 160,100 as of June 30, 2006, compared with 139,976 as of June 30, 2005. In addition, in January 2006, we moderately increased subscription prices for Premium Membership. As a result, revenue growth outpaced growth in the number of subscriptions. An increase in revenue related to the Global Analyst Research Settlement also contributed a meaningful portion of the revenue growth in this segment. In the first quarter of 2005, we provided research under contracts with five investment banks. In September 2005, we entered into an agreement with a sixth investment bank to provide independent equity research under the terms of the settlement, which added incremental revenue in the first half of 2006 that we did not have in the first half of 2005. We’re also providing analyst coverage on a larger number of stocks compared with the same period last year. In the second quarter of 2006, we retained all six contracts for independent equity research associated with the Global Analyst Research Settlement. Most of these contracts, which typically come up for renewal in the second quarter, cover the third year of the five-year settlement period. Ibbotson contributed $0.4 million of revenue to the Individual segment in the second quarter of 2006, and $0.9 million in the year-to-date period. Most of the revenue generated by Ibbotson in both the quarter and year-to-date periods was related to the Stocks, Bonds, Bills, and Inflation Yearbook, which is an annual publication issued each March.

In the second quarter of 2006, operating income for the Individual segment increased $1.6 million compared with the prior-year quarter. In the first six months of 2006, Individual segment operating income increased $4.8 million from the first six months of 2005. The increase in operating income reflects revenue growth partially offset by more modest growth in operating expense. This modest growth in operating expense was primarily driven by increases in compensation-related expense, including bonuses, particularly in cost of goods sold. Hiring for our equity analyst team, whose compensation costs are included in cost of goods sold, contributed to this increase. The team expanded to 88 equity analysts as of June 30, 2006 compared with 80 as of June 30, 2005.  In the year-to-date period, stock-based compensation expense allocated to the Individual segment decreased $1.0 million, which partially offset the increase in compensation-related expense. Despite operating expense increasing in most categories, operating margin improved by 3.0 percentage points in the second quarter and 8.2 points in the year-to-date period, reflecting the impact of higher revenue against the operating expense structure and, in the year-to-date period, a reduction in stock-based compensation expense.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Following our acquisition of Ibbotson, we also offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. In the first six months of 2006 and 2005, this segment represented, before intersegment eliminations, 31.5% and 32.2%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$24,321	$18,784	29.5%		$46,071	$35,275	30.6%
Operating income	$6,395	$4,236	51.0%		$12,477	$6,822	82.9%
Operating margin (%)	26.3%	22.6%	3.7	pp	27.1%	19.3%	7.8	pp

In the second quarter of 2006, revenue for the Advisor segment increased $5.5 million compared with the second quarter of 2005, and revenue in the first six months of 2006 increased $10.8 million from the prior-year period. Morningstar Advisor Workstation drove the majority of the revenue increase in both periods. We continue to see strong growth in licenses of the Enterprise Edition of Morningstar Advisor Workstation and are reaping the benefits of both new and renewal contracts that were signed throughout 2005 and the first half of 2006. Several contracts that were scheduled to expire during 2005 and the first half of 2006 renewed at higher contract values, reflecting both higher user counts and an increase in the amount of functionality licensed. The number of U.S. licenses for Morningstar Advisor Workstation increased to 127,057 as of June 30, 2006, compared with 101,318 as of June 30, 2005. A majority of the license growth came from institutions that license a portion of Advisor Workstation, instead of the entire platform. Ibbotson contributed $1.5 million and $3.0 million of revenue to the Advisor segment in the second quarter and year-to-date periods, respectively. Revenue contributed by Ibbotson primarily reflects sales generated from Financial Communications materials used by financial advisors, especially in the year-to-date period, because a majority of the sales for this product occur in the first quarter of each year. Ibbotson revenue also includes sales of certain software tools. Morningstar Managed Portfolios also contributed to revenue growth in the segment in both the quarter and year-to-date periods, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $1.5 billion as of June 30, 2006, compared with $1.1 billion as of June 30, 2005. Principia revenue was essentially unchanged in both the second quarter and year-to-date periods. The number of subscriptions for Principia declined to 48,542 as of June 30, 2006, compared with 50,797 as of June 30, 2005. While the number of subscriptions declined, average revenue per subscription grew primarily because of an increase in the number of higher-priced advanced modules sold and previous price increases.

In the second quarter of 2006, operating income for the Advisor segment increased $2.2 million compared with the prior-year quarter, and increased $5.7 million in the first six months of 2006 compared with the same period last year. The increase in operating income in both periods reflects growth in the Advisor segment’s revenue, partially offset by increased operating expense in all categories. Operating expense in the second quarter of 2006 increased approximately $3.3 million, or 23.2%, compared with the second quarter of 2005, and increased $5.1 million, or 18.1%, in the first six months of 2006 compared with the first six months of 2005. Over half of the increase in operating expense in both periods reflects higher cost of goods sold, primarily because of incremental compensation costs related to additional headcount and increased bonus expense. In the year-to-date period, stock-based compensation expense decreased $0.8 million, partially offsetting expense increases in other areas. Operating margin in the second quarter and year-to-date periods improved by 3.7 percentage points and 7.8 percentage points, respectively, over the same periods last year, reflecting the impact of higher revenue against the operating cost structure. The growth in operating margin was more pronounced in the year-to-date period because of the positive impact of lower stock-based compensation expense.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment are Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Licensed Tools and Content, a set of online tools and editorial designed for institutions to use in their Web sites and software; Investment Profiles and Guides, which are designed for institutions to use in communicating investment information to individual investors; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Encorr, an asset allocation software package (acquired with Ibbotson). In the first six months of 2006 and 2005, this segment represented, before intersegment eliminations, 44.3% and 41.4%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$34,296	$23,027	48.9%		$64,868	$45,333	43.1%
Operating income	$7,318	$4,921	48.7%		$16,013	$8,021	99.6%
Operating margin (%)	21.3%	21.4%	(0.1	)pp	24.7%	17.7%	7.0	pp

In the second quarter of 2006, revenue for the Institutional segment increased $11.3 million compared with the second quarter of 2005, and year-to-date revenue increased $19.6 million from the same period in the prior year. Ibbotson contributed $4.9 million and $7.3 million of revenue to this segment in the second quarter and year-to-date periods, respectively, mainly from Investment Consulting services and Encorr. For the segment overall, revenue growth was primarily driven by Investment Consulting services, including asset allocation and investment selection for funds of funds and variable annuities. Revenue increased primarily because we receive asset-based fees for our services, and assets under management in these client portfolios significantly increased compared with the same period in 2005.  Incremental revenue added by Ibbotson also contributed to the revenue increase in this area. We provided advisory services on approximately $41.0 billion in assets (including assets from Ibbotson) as of June 30, 2006, compared with approximately $17.1 billion as of June 30, 2005. We also provide Investment Consulting services for additional assets under management for which we receive a flat fee.

Following Investment Consulting, Encorr, Licensed Data, and Morningstar Direct were the next largest contributors to revenue growth in both the quarter and year-to-date periods. The number of licenses for Morningstar Direct totaled 1,170 worldwide as of June 30, 2006 compared with 843 as of June 30, 2005. Retirement Advice, driven by newly incorporated revenue from Advice by Ibbotson, also contributed to revenue growth in the quarter and year-to-date periods. The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts, and we believe that we are now one of the largest providers in this area. We had $6.1 billion in combined assets under management in the managed retirement accounts offered through Advice by Ibbotson and Morningstar Retirement Manager as of June 30, 2006, compared with $185.6 million as of June 30, 2005.

In the second quarter of 2006, operating income for the Institutional segment increased $2.4 million compared with the prior-year quarter. In the year-to-date period, Institutional segment operating income increased $8.0 million. The increase in operating income in both periods was driven by growth in segment revenue, particularly with respect to the growth in our Investment Consulting services.

Operating expense increased $8.9 million, or 49.0%, in the second quarter compared with the prior-year quarter, and in the year-to-date period, operating expense increased $11.6 million, or 30.9%, compared with the same period in 2005. About 40% of the increase in operating expense was driven by higher cost of goods sold expense. Incremental costs contributed by Ibbotson, including $1.1 million and $1.2 million, respectively, of product implementation fees for Advice by Ibbotson incurred in the second quarter and year-to-date periods, as well as increases in compensation-related expense, including bonuses, were the significant drivers in this category.  Operating expense also increased across the other expense categories in both the quarter and year-to-date periods, reflecting higher compensation and bonus expense and incremental Ibbotson operating expense. In the year-to-date period, stock-based compensation expense decreased $1.0 million, which partially offset higher expense in other areas.

Operating margin in the second quarter decreased by 0.1 percentage points over the prior-year quarter, in large part because of incremental expense added by Ibbotson. We recorded $1.1 million and $1.2 million, respectively, of product implementation expense related to the Advice by Ibbotson service in the second quarter and year-to-date periods, but will not begin recognizing the related revenue until client testing of the implementation is complete. This timing difference had a negative impact on our operating margin. In the year-to-date period, operating margin improved 7.0 percentage points. The increase in margin reflects revenue growth that flowed through to operating income. Lower stock-based compensation expense in the year-to-date period also had a significant positive impact on operating margin.

Corporate and Eliminations

Corporate items and eliminations include capitalized internal product development costs and related amortization expense. In addition, this category inclues amortization expense related to intangible assets, primarily recorded as part of acquisition-related purchase price allocations. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics($000)	2006	2005	Change	2006	2005	Change
Capitalized internal product development costs	$—	$(130)	(100.0)%	$(176)	$(203)	(13.3)%
Depreciation and amortization	2,470	729	238.8%	3,799	1,992	90.7%
Other	6	(36)	NMF	(6)	7	NMF
Corporate items and eliminations	$2,476	$563	339.8%	$3,617	$1,796	101.4%

In both the second quarter and first six months of 2006, corporate items and eliminations increased primarily because of amortization expense of $1.6 million and $2.1 million, respectively, related to intangible assets acquired with Ibbotson. The increase in amortization expense was offset to a small extent in both periods by a decrease in depreciation and amortization related to capitalized internal development costs.

Non-Operating Income and Income Tax Expense

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2006	2005	2006	2005
Interest income, net	$858	$605	$1,917	$1,054
Other income (loss), net	(186)	(200)	(312)	60
Non-operating income, net	$672	$405	$1,605	$1,114

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.3 million and $0.8 million in the second quarter and first six months of 2006, respectively, compared with the same periods in the prior year. The increase in net interest income primarily reflects higher levels of cash, cash equivalents, and investments in the first half of 2006 compared with the first half of 2005.

Net other income (loss) primarily represents royalty income from Morningstar Japan K.K., realized gains and losses from our investment portfolio, and foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations.

Income Tax Expense

The following table presents our effective income tax expense rate:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2006	2005	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$18,131	$13,549	$38,262	$21,136
Equity in net income of unconsolidated entities	658	549	1,305	1,029
Total	$18,789	$14,098	$39,567	$22,165
Income tax expense	$7,624	$4,600	$15,222	$8,660
Effective income tax expense rate	40.6%	32.6%	38.5%	39.1%

In the second quarter of 2006, our effective income tax expense rate increased compared with the same period in 2005. In the second quarter of 2005 we recorded a deferred income tax benefit of $0.7 million related to research and development expenses due to a change in U.S. tax regulations, which resulted in a one-time reduction of our effective income tax expense rate. In the second quarter of 2006, we recorded additional income tax expense related to certain operations outside of the United States.

In the first six months of 2006, our effective income tax expense rate decreased compared with the prior-year period, primarily because of a reduction in the tax impact related to incentive stock options. In the first quarter of 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock based compensation expense related to incentive stock options in the first six months of 2006.

In 2006, our effective tax rate in both the quarter and year-to-date periods also reflects an increase in the benefit we receive related to disqualifying dispositions related to incentive stock options. The value of disqualifying dispositions increased compared with the same periods in 2005. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.

In 2006 and 2005, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

Cash and Cash Equivalents

As of June 30, 2006, we had cash, cash equivalents, and investments of $121.4 million, a decrease of $31.8 million compared with $153.2 million as of December 31, 2005. The decrease primarily reflects $86.4 million used to acquire Ibbotson in March 2006 and $22.4 million of annual bonus payments that were made in the first quarter of 2006. These decreases in cash, cash equivalents, and investments were partially offset by $39.4 million of cash flow provided by operating activities and $10.8 million of proceeds received from stock option exercises in the first six months of 2006.

As discussed in the Subsequent Events section below, in July 2006 we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30.0 million (approximately U.S. $23.0 million) in cash (of which Australian $2.0 million will be paid in 2007). In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company, for $10.0 million in cash. The purchase prices of these businesses will reduce our cash, cash equivalents, and investments balances in the third quarter of 2006.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In the first six months of 2006, cash provided by operating activities was $39.4 million, compared with $11.6 million in the first six months of 2005. The increase of $27.8 million in operating cash flows partly reflects a decrease in income tax payments made compared with the prior-year period. In the first six months of 2006, we made $2.2 million of income tax payments, compared with $10.7 million in the first six months of 2005. As part of the Ibbotson purchase price allocation, we recorded a reduction to income taxes payable of $12.8 million. This income tax benefit, primarily related to the payments for the cancellation of Ibbotson’s stock options, was fully used during the first six months of 2006, reducing the amount we paid for income taxes. This cash income tax benefit did not impact our income tax expense or net income in the first six months of 2006. We will not receive additional cash tax benefits from the Ibbotson acquisition in the second half of 2006, and therefore, our income tax payments may be higher in the second half of 2006 compared with the second half of 2005. A decrease in working capital (excluding cash) and an increase in net income also contributed to an increase in cash flow provided by operating activities during the first half of 2006. Our working capital (excluding cash) decreased primarily because of the increases in accrued bonuses related to current year’s performance and an increase in deferred revenue. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our balance sheet. As of June 30, 2006 and December 31, 2005, our deferred revenue was $90.7 million and $71.2 million, respectively. An increase in bonus payments made in the first quarter of 2006 partially offset these increases. In the first quarter of 2006, we made annual bonus payments of approximately $22.4 million, compared with $18.0 million of bonus payments made during the first quarter of 2005. The higher bonuses in 2006 were the result of strong 2005 operating performance.

We have an obligation to pay up to approximately $2.3 million under a Deferred Compensation Agreement (the Agreement) with Don Phillips, an executive officer, as discussed in Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements. Under the terms of the Agreement, on any date that Don exercises the right to purchase shares under the 1999 Plan, we will pay him $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. As detailed below in the Rule 10b5-1 Sales Plans section, in May 2006, Don entered into a Rule 10b5-1 sales plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises in 2006 and 2007. As these stock options are exercised, we will make payments to him as proscribed by the Agreement, which, if all 450,000 stock options are exercised, would total approximately $1.2 million. Don sold 20,000 shares during the second quarter of 2006, and we made corresponding payments to him in accordance with the Agreement.

Cash (Used for) Provided by Investing Activities

In the first six months of 2006, cash used for investing activities was $66.0 million. In the first six months of 2005, cash used for acquisitions was offset by net proceeds from the sale of investments.

Cash used for acquisitions, net of cash acquired, was $86.4 million in the first six months of 2006 and $8.2 million in the first six months of 2005. In March 2006, we acquired Ibbotson. In January 2005, we acquired VARDS from Finetre Corporation.

In the first six months of 2006, proceeds from sales of investments exceeded purchases of investments by $22.7 million, resulting in a reallocation from investments to cash and cash equivalents. In the first six months of 2005, proceeds from the sale of investments exceeded purchases of investments by $10.5 million. As of June 30, 2006 and December 31, 2005, our investments, consisting primarily of fixed-income securities, were $38.2 million and $60.8 million, respectively.

Capital expenditures were $2.0 million in the first six months of 2006, compared with $2.3 million in the prior-year period. Our capital expenditures primarily consisted of leasehold improvements, computer hardware, and capitalized internal product development costs. We anticipate that our capital expenditures in 2006 will be approximately $6.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $17.4 million in the first six months of 2006, primarily reflecting proceeds received from stock option exercises. In the first six months of 2006, we received proceeds of $10.8 million from stock option exercises. We also recognized $6.5 million of excess tax benefits from stock option exercises in the first six months of 2006. We adopted SFAS No. 123(R), Shared-Based Payment, on January 1, 2006; the new standard requires that we record excess tax benefits from stock option exercises as a financing activity, instead of as an operating activity. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant.

In the first six months of 2005, cash provided by financing activities was $19.5 million, primarily reflecting proceeds received from our initial public offering. In the second quarter of 2005, we recorded $18.1 million of net proceeds from our initial public offering. These proceeds resulted from the underwriter’s exercise of its over-allotment option based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses.

Acquisitions

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $83.0 million in cash, plus an additional $3.5 million for working capital and other items, subject to post-closing adjustments. We began including the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit, which provides research and data on variable annuities, from Finetre Corporation for $8.2 million in cash. We believe this acquisition strengthened our investment database and enhanced our efforts to provide investors with the information they need to make well-informed decisions when investing in variable annuities.

Subsequent Events

On July 25, 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30.0 million (approximately U.S. $23.0 million) in cash, of which Australian $2.0 million will be paid in 2007 subject to post-closing adjustments. This acquisition fits with our growth strategy to expand our products and services internationally. The key benefit of this acquisition is the combination of Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia. We believe this acquisition will significantly expand the breadth and quality of services we can deliver to individuals, advisors, and institutions and will offer Australian investors one place to obtain all their investment information and research needs.

On August 1, 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.0 million in cash. This acquisition includes both the Altvest database, one of the first and largest databases covering hedge funds, managers, and data, along with InvestorForce’s extensive institutional separate account database. It also includes several online software applications for manager search, research, and reporting. We believe that this acquisition combined with Morningstar’s existing mutual fund, stock, variable annuity, hedge fund, and separate account data, will allow us to offer one of the largest, most comprehensive proprietary investment databases in our three market segments.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2005.

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
123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $0.3 million to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Aside from recording this cumulative effect of accounting change, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations because we previously recognized stock-based compensation expense in accordance with SFAS No. 123.

Prior to our adoption of SFAS 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $6.5 million in the first six months of 2006, and no comparable amounts were recorded in the first six months of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 in the first quarter of 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensation Absence” (EITF No. 06-2),which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-2 in the first quarter of 2007. We are in the process of determining the effect the adoption of EITF No. 06-2 will have on our financial statements.

In June 2006, the EITF ratified EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3), which concludes that companies have the option to report taxes that are externally imposed on a revenue producing transaction between a seller and a customer either gross within revenue or net. This is, it may include charges to customers for taxes within revenues and the charge for taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. In addition, if these taxes are significant, disclosure of the accounting policy used is required. EITF No. 06-3 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-3 in the first quarter of 2007. We do not anticipate that EITF No. 06-3 will have an impact on our financial statements.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of August 1, 2006:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through August 1, 2006	Projected Beneficial Ownership (1)
Joe Mansueto (2) Chairman and Chief Executive Officer	05/09/06	12/29/06	700,000	Up to 100,000 shares to be sold during June 2006, and up to 300,000 shares to be sold during each of the fiscal quarters ending September 30, 2006 and December 31, 2006	100,000	29,300,000
Chris Boruff President, Advisor Business	03/26/06	10/01/06	100,000	Monthly increments of up to 16,670 shares	41,780	134,713
Bevin Desmond President, International Business	06/28/06	12/31/06	123,750	Up to 123,750 shares to be sold during 2006	—	62,036
Martha Dustin Boudos Chief Financial Officer	05/09/06	10/31/06	125,000	Weekly increments of up to 5,699 shares	45,448	198,720
Cheryl Francis Director	05/09/06	12/31/06	20,000	Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price	5,000	64,000
Tao Huang Chief Operating Officer	05/15/06	02/28/07	70,000	Monthly increments of up to 10,000 shares	—	1,432,803
Steve Kaplan Director	05/10/06	12/09/06	44,000	Monthly increments of up to 7,000 shares, except for the last month which will be 9,000 shares	14,000	88,000
Don Phillips Managing Director	05/09/06	08/26/07	450,000	Semimonthly increments of up to 15,000 shares	40,000	1,377,484
David Williams Managing Director	05/09/06	09/09/06	28,250	Weekly increments of up to 5,000 shares	14,500	121,250

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above.  This information reflects the beneficial ownership of our common stock as of June 30, 2006, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2006.  The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2006.  Directors and executive officers identified in the table may amend or terminate their Rule 10b5-1 sales plans and may adopt additional Rule 10b5-1 sales plans in the future.

(2)   On April 7, 2006, we announced that Joe Mansueto, our chairman and chief executive officer, would establish a Rule 10b5-1 sales plan and that he intends to sell up to 1.2 million shares, or 4% of his total shares, during a 12-month period beginning in June 2006.  The 700,000 shares subject to his Rule 10b5-1 sales plan reflect the portion of the shares to be sold by December 29, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. As of June 30, 2006, our investments, consisting primarily of fixed-income securities, were $38.2 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.2 million.

As our non-U.S. revenue increases as a percentage of revenue over the long term, fluctuations in foreign currencies present a greater potential risk. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Morningstar held its Annual Shareholders’ Meeting on May 23, 2006, for the purpose of electing directors and ratifying the appointment of Ernst & Young LLP (Ernst & Young) as Morningstar’s independent registered public accounting firm for 2006. Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
Joe Mansueto	40,023,167	189,276
Don Phillips	40,023,280	189,163
Cheryl Francis	39,998,197	214,246
Steve Kaplan	39,998,742	213,701
Jack Noonan	40,016,996	195,447
Paul Sturm	40,000,259	212,184

The appointment of Ernst & Young as Morningstar’s independent registered public accounting firm for 2006 was ratified. Of the total votes cast, 39,894,178 were cast for the proposal, 313,614 votes were cast against the proposal, and there were 4,651 abstentions and no broker non-votes.

Item 6.            Exhibits

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

MORNINGSTAR, INC.

Date: August 9, 2006	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer