Form 10-Q
period 2006-09-30
Morningstar, Inc.
filed 2006-11-09
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 41,772,625 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)	2006	2005	2006	2005

Revenue	$81,821	$56,927	$228,138	$166,374

Operating expense (1):
Cost of goods sold	22,389	16,261	63,114	47,847
Development	7,876	4,749	21,273	14,491
Sales and marketing	12,971	9,499	36,511	29,129
General and administrative	13,781	11,849	39,606	36,068
Depreciation and amortization	4,267	2,222	10,440	6,470
Total operating expense	61,284	44,580	170,944	134,005

Operating income	20,537	12,347	57,194	32,369

Non-operating income:
Interest income, net	1,169	892	3,086	1,946
Other income (expense), net	(31)	(46)	(343)	14
Non-operating income, net	1,138	846	2,743	1,960

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	21,675	13,193	59,937	34,329

Income tax expense	9,228	5,857	24,450	14,517

Equity in net income of unconsolidated entities	1,100	183	2,405	1,212

Income before cumulative effect of accounting change	13,547	7,519	37,892	21,024

Cumulative effect of accounting change, net of income tax expense of $171	—	—	259	—

Net income	$13,547	$7,519	$38,151	$21,024

Basic income per share
Income before cumulative effect of accounting change	$0.33	$0.19	$0.93	$0.54
Cumulative effect of accounting change	—	—	—	—
Net income	$0.33	$0.19	$0.93	$0.54
Diluted income per share
Income before cumulative effect of accounting change	$0.29	$0.17	$0.81	$0.48
Cumulative effect of accounting change	—	—	0.01	—
Net income	$0.29	$0.17	$0.82	$0.48

Weighted average shares outstanding:
Basic	41,448	39,922	40,913	39,151
Diluted	46,578	45,354	46,598	43,939

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
(1) Includes stock-based compensation expense of:
Cost of goods sold	$302	$274	$859	$1,202
Development	141	112	386	492
Sales and marketing	152	129	415	582
General and administrative	1,663	1,515	4,611	6,579
Total stock-based compensation expense	$2,258	$2,030	$6,271	$8,855

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	September 30 2006	December 31 2005

Assets
Current assets:
Cash and cash equivalents	$71,181	$92,367
Investments	53,069	60,823
Accounts receivable, less allowance of $101 and $418, respectively	57,893	47,530
Deferred tax asset, net	61	—
Other	6,777	5,495
Total current assets	188,981	206,215

Property, equipment, and capitalized software, net of accumulated depreciation of $46,382 and $40,687, respectively	16,102	17,355
Investments in unconsolidated entities	18,218	16,355
Goodwill	84,542	17,500
Intangible assets, net	77,876	7,251
Deferred tax asset, net	8,907	29,729
Other assets	2,263	1,906
Total assets	$396,889	$296,311

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,367	$13,664
Accrued compensation	29,423	26,463
Income tax payable	2,470	1,259
Deferred revenue	92,750	71,155
Deferred tax liability, net	—	833
Other	2,312	2,467
Total current liabilities	148,322	115,841

Accrued compensation	5,147	4,458
Other long-term liabilities	3,471	2,298
Total liabilities	156,940	122,597

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 41,610,949 and 40,284,513 shares were outstanding as of September 30, 2006 and December 31, 2005, respectively	4	4
Treasury stock at cost, 233,334 shares as of September 30, 2006 and December 31, 2005	(3,280)	(3,280)
Additional paid-in capital	254,466	226,593
Accumulated deficit	(12,457)	(50,608)
Accumulated other comprehensive income:
Currency translation adjustment	1,287	1,130
Unrealized losses on available for sale securities	(71)	(125)
Total accumulated other comprehensive income	1,216	1,005
Total shareholders’ equity	239,949	173,714
Total liabilities and shareholders’ equity	$396,889	$296,311

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2006

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Accumulated	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Deficit	Income	Equity
Balance, December 31, 2005	40,284,513	$4	$(3,280)	$226,593	$(50,608)	$1,005	$173,714
Comprehensive income:
Net income		—	—	—	38,151	—	38,151
Unrealized gain on investments, net of income tax expense		—	—	—	—	54	54
Foreign currency translation adjustment		—	—	—	—	157	157
Total comprehensive income		—	—	—	38,151	211	38,362
Issuance of common stock related to stock option exercises, net	1,326,436	—	—	13,212	—	—	13,212
Stock-based compensation		—	—	6,271	—	—	6,271
Cumulative effect of accounting change		—	—	(430)	—	—	(430)
Tax benefit derived from stock option exercises		—	—	8,820	—	—	8,820
Balance, September 30, 2006	41,610,949	$4	$(3,280)	$254,466	$(12,457)	$1,216	$239,949

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2006	2005

Operating activities
Net income	$38,151	$21,024
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	(259)	—
Depreciation and amortization	10,440	6,470
Deferred income tax benefit	(2,310)	(292)
Stock-based compensation expense	6,271	8,855
Provision for bad debt	161	243
Equity in net income of unconsolidated entities	(2,405)	(1,212)
Foreign exchange loss	450	124
Excess tax benefits from stock option exercises	(8,820)	1,117
Other, net	13	(160)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,375)	(3,461)
Other assets	1,120	366
Accounts payable and accrued liabilities	(473)	(104)
Accrued compensation	2,431	(1,281)
Income taxes payable	22,695	(1,926)
Deferred revenue	3,589	1,315
Other liabilities	348	(1,193)
Cash provided by operating activities	69,027	29,885

Investing activities
Purchases of investments	(57,369)	(54,938)
Proceeds from sale of investments	65,239	55,830
Capital expenditures	(2,876)	(3,625)
Acquisitions, net of cash acquired	(116,859)	(8,192)
Other, net	(308)	18
Cash used for investing activities	(112,173)	(10,907)

Financing activities
Payments of long-term debt and capital lease obligations	—	(18)
Proceeds from initial public offering	—	18,108
Proceeds from stock option exercises	13,212	3,964
Excess tax benefits from stock option exercises	8,820	—
Cash provided by financing activities	22,032	22,054

Effect of exchange rate changes on cash	(72)	(166)
Net increase (decrease) in cash and cash equivalents	(21,186)	40,866
Cash and cash equivalents — beginning of period	92,367	35,907
Cash and cash equivalents — end of period	$71,181	$76,773

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,481	$15,471
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available for sale investments	$91	$(35)

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

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments. Before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives our chief operating decision maker a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. We have reclassified the 2005 financial results for each segment to reflect this change.

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

Prior to our adoption of SFAS 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $8,820,000 in the first nine months of 2006, and $1,117,000 in the first nine months of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options and restricted stock units.

3. Acquisitions, Goodwill, and Other Intangible Assets

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company based in Wayne, Pennsylvania, for $10,040,000 in cash, including expenses directly related to the acquisition. We have included the financial results of this acquisition in our Condensed Consolidated Financial Statements beginning on August 1, 2006. This acquisition includes both the Altvest database, one of the first and largest databases covering hedge funds, managers, and data, along with InvestorForce’s extensive institutional separate account database. It also includes several online software applications for manager search, research, and reporting. We believe that this acquisition will strengthen our proprietary investment data and allow us to continue offering one of the largest, most comprehensive databases.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Accounts receivable	$353
Intangible assets	5,180
Goodwill	6,121
Deferred revenue	(1,614)
Total purchase price	$10,040

The preliminary purchase price allocation includes $5,180,000 of acquired intangible assets. These assets include technology-based assets of $2,500,000 that will be amortized over a weighted average period of 5 years; customer-based assets of $2,210,000 that will be amortized over a weighted average period of 5 years; trade names of $420,000 that will be amortized over a weighted average period of 4 years; and a non-compete agreement of $50,000 that will be amortized over 3 years. The preliminary purchase price allocation also includes $6,121,000 of goodwill. Both the acquired intangible assets and the acquired goodwill are deductible for U.S. income tax purposes.

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2005 and 2006, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from the amounts reported in the first nine months of 2006 and 2005, respectively.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia, for $23,526,000. We have included the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements beginning on July 25, 2006. This acquisition fits with our growth strategy to expand our products and services internationally. The key benefit of this acquisition is the combination of Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia. We believe this acquisition will significantly expand the breadth and quality of services we can deliver to individuals, advisors, and institutions and will offer Australian investors one place to obtain their investment information and research.

The purchase price represents Australian $30,000,000 in cash  (of which Australian $2,000,000 will be paid in 2007) and our current estimate of certain post-closing adjustments. In the third quarter of 2006, the cash paid for Aspect Huntley, including transaction costs, was $20,469,000 (net of cash acquired). Of the remaining purchase price of $2,135,000, we anticipate that the majority will be paid in the third quarter of 2007. These remaining payments are subject to post-closing adjustments.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Fixed assets	273
Intangible assets	14,490
Goodwill	13,926
Deferred revenue	(5,122)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,526

The preliminary purchase price allocation includes $14,490,000 of acquired intangible assets. These assets include trade names of $8,245,000 that will be amortized over a weighted average period of 10 years; technology-based assets (primarily including a database) of $5,952,000 that will be amortized over a weighted average period of 19 years; and customer-related assets of $293,000 that will be amortized over 10 years.

If the acquisition of Aspect Huntley had occurred as of January 1, 2005 and 2006, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from the amounts reported in the first nine months of 2006 and 2005, respectively.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a privately held firm specializing in asset allocation research and services, for $83,000,000 in cash, plus an additional $3,474,000 in cash for working capital and other items. We have included the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements beginning on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,629
Income tax benefits, net	12,776
Other current assets	1,530
Fixed assets	1,407
Other assets	166
Intangible assets	55,280
Goodwill	47,009
Deferred revenue	(10,672)
Accrued liabilities	(4,885)
Deferred tax liability	(22,108)
Other non-current liabilities	(761)
Total purchase price	$86,474

As part of the preliminary purchase price allocation, we recorded an asset of $12,776,000, primarily for the income tax benefit related to payment for the cancellation of Ibbotson’s stock options. This cash income tax benefit will reduce the amount of cash we pay for income taxes in 2006. This cash income tax benefit did not impact our income tax expense or net income in the first nine months of 2006.

The preliminary purchase price allocation also includes $55,280,000 of acquired intangible assets. These assets include customer-related assets of $34,200,000 that will be amortized over a weighted average period of 9 years; intellectual property (including patents and trade names) of $17,710,000 that will be amortized over a weighted average period of 10 years; technology-based assets of $3,070,000 that will be amortized over a weighted average period of 5 years; and a non-compete agreement of $300,000 that will be amortized over 5 years. Because the amortization expense for these intangible assets is not deductible for U.S. income tax purposes, we recorded a deferred tax liability of $21,971,000 based on these values.

Based on the preliminary purchase price allocation, we recorded $47,009,000 of goodwill. The goodwill we recorded is not deductible for U.S. income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes. The goodwill will be tested at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of September 30, 2006, we have made substantially all of the related severance payments. We expect to pay the lease termination costs beginning in March 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 as if we had acquired Ibbotson as of January 1, 2005 and 2006, respectively. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. This adjustment assumes the stock option awards were made in May 2005, consistent with the timing of our annual equity grant, and vest over a four-year period. In 2005, we recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30		Nine Months ended September 30
($000)	2006	2005	2006	2005
Revenue	$81,821	$63,385	$235,529	$196,693
Operating income	20,537	9,556	57,535	30,514
Income before cumulative effect of accounting change	13,547	5,535	37,867	18,870
Net income	13,547	5,535	38,126	18,870

Basic income per share:
Income before cumulative effect of accounting change	$0.33	$0.14	$0.93	$0.48
Net income	$0.33	$0.14	$0.93	$0.48

Diluted income per share:
Income before cumulative effect of accounting change	$0.29	$0.12	$0.81	$0.43
Net income	$0.29	$0.12	$0.82	$0.43

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

Goodwill

The following table shows the changes in our goodwill balance from January 1, 2005 to September 30, 2006:

($000)
Balance as of January 1, 2005	$14,408
Goodwill acquired related to VARDS	3,084
Other, primarily currency translation adjustment	8
Balance as of December 31, 2005	$17,500
Goodwill acquired related to Ibbotson	47,009
Goodwill acquired related to Aspect Huntley	13,926
Goodwill acquired related to the database division of InvestorForce	6,121
Other, primarily currency translation adjustment	(14)
Balance as of September 30, 2006	$84,542

We did not record any impairment losses in the quarter or year-to-date periods ended September 30, 2006 or 2005, respectively.

Intangible Assets

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of September 30, 2006				As of December 31, 2005
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,456	$(1,747)	$25,709	10	$1,132	$(405)	$727	7
Customer-related assets	43,272	(3,166)	40,106	10	6,571	(597)	5,974	18
Supplier relationships	240	(22)	218	20	240	(12)	228	20
Technology-based assets	12,329	(798)	11,531	12	430	(108)	322	4
Non-competition agreement	350	(38)	312	5	—	—	—	—
Total intangible assets	$83,647	$(5,771)	$77,876	10	$8,373	$(1,122)	$7,251	16

Amortization expense was $2,199,000 and $172,000 for the three months ended September 30, 2006 and 2005, respectively, and $4,653,000 and $518,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, we estimate that aggregate amortization expense for intangible assets will be $7,066,000 in 2006; $9,652,000 in 2007; $9,578,000 in 2008; $9,232,000 in 2009; $8,300,000 in 2010; and $7,624,000 in 2011.

4. Income Per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options and restricted stock units is reflected in the denominator for diluted income per share using the treasury stock method.

The following table shows how we reconcile the net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2006	2005	2006	2005

Basic income per share:
Income before cumulative effect of accounting change	$13,547	$7,519	$37,892	$21,024
Cumulative effect of accounting change, net of tax	—	—	259	—
Net income	$13,547	$7,519	$38,151	$21,024
Weighted average common shares outstanding	41,448	39,922	40,913	39,151

Income before cumulative effect of accounting change	$0.33	$0.19	$0.93	$0.54
Cumulative effect of accounting change, net of tax	—	—	—	—
Net income	$0.33	$0.19	$0.93	$0.54

Diluted income per share:
Income before cumulative effect of accounting change	$13,547	$7,519	$37,892	$21,024
Cumulative effect of accounting change, net of tax	—	—	259	—
Net income	$13,547	$7,519	$38,151	$21,024

Weighted average common shares outstanding	41,448	39,922	40,913	39,151
Net effect of dilutive stock options and restricted stock units	5,130	5,432	5,685	4,788
Weighted average common shares outstanding for computing diluted income per share	46,578	45,354	46,598	43,939

Income before cumulative effect of accounting change	$0.29	$0.17	$0.81	$0.48
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Net income	$0.29	$0.17	$0.82	$0.48

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is currently distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the Stocks, Bonds, Bills, and Inflation Yearbook.  Following our acquisition of Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for investors in Australia.

•                  Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment are Morningstar Advisor Workstation and Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business — including investment research, planning, and presentation tools. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial planners. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Through our acquisition of Ibbotson, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. Following our acquisition of Aspect Huntley, this segment also includes software that we sell to financial planners and other market participants in Australia as well as investment conferences.

•                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment include Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Research Annuity Center (formerly VARDS Online); and EnCorr, an asset allocation software package (acquired with Ibbotson). Following our acquisition of Aspect Huntley, this segment now includes financial information and other data on Australian stocks. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006.

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives our chief operating decision maker a more complete picture of the profitability of each business segment. The 2005 financial results for each segment have been reclassified to reflect this change.

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements as of December 31, 2005 included in our Annual Report on Form 10-K, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs, the amortization of intangible assets, and the elimination of intersegment revenue and expense in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$19,515	$24,367	$37,939	$—	$81,821
Intersegment	874	30	630	(1,534)	—
Total revenue	20,389	24,397	38,569	(1,534)	81,821
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	13,976	15,545	27,288	(2,050)	54,759
Stock-based compensation expense	555	716	987	—	2,258
Depreciation and amortization	349	417	633	2,868	4,267
Operating income (loss)	$5,509	$7,719	$9,661	$(2,352)	$20,537

Capital expenditures	$117	$98	$307	$331	$853

U.S. revenue					$69,517
Non-U.S. revenue					$12,304

	Three months ended September 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$14,808	$18,593	$23,526	$—	$56,927
Intersegment	681	—	537	(1,218)	—
Total revenue	15,489	18,593	24,063	(1,218)	56,927
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	11,034	13,461	17,086	(1,253)	40,328
Stock-based compensation expense	606	624	800	—	2,030
Depreciation and amortization	301	394	551	976	2,222
Operating income (loss)	$3,548	$4,114	$5,626	$(941)	$12,347

Capital expenditures	$57	$148	$342	$751	$1,298

U.S. revenue					$49,391
Non-U.S. revenue					$7,536

	Nine months ended September 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$56,232	$70,435	$101,471	$—	$228,138
Intersegment	2,660	33	1,966	(4.659)	—
Total revenue	58,892	70,468	103,437	(4,659)	228,138
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	39,001	47,102	73,487	(5,357)	154,233
Stock-based compensation expense	1,738	1,920	2,613	—	6,271
Depreciation and amortization	860	1,250	1,663	6,667	10,440
Operating income (loss)	$17,293	$20,196	$25,674	$(5,969)	$57,194

Capital expenditures	$237	$278	$967	$1,394	$2,876

U.S. revenue					$197,879
Non-U.S. revenue					$30,259

					Sept. 30, 2006
U.S. long-lived assets					$11,955
Non-U.S. long-lived assets					$4,147

	Nine months ended September 30, 2005
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$44,696	$53,868	$67,810	$—	$166,374
Intersegment	1,929	—	1,586	(3,515)	—
Total revenue	46,625	53,868	69,396	(3,515)	166,374
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	32,476	39,151	50,799	(3,746)	118,680
Stock-based compensation expense	2,750	2,668	3,437	—	8,855
Depreciation and amortization	876	1,113	1,513	2,968	6,470
Operating income (loss)	$10,523	$10,936	$13,647	$(2,737)	$32,369

Capital expenditures	$222	$475	$993	$1,935	$3,625

U.S. revenue					$144,739
Non-U.S. revenue					$21,635

					Sept. 30, 2005
U.S. long-lived assets					$13,200
Non-U.S. long-lived assets					$1,931

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	September 30, 2006	December 31, 2005
Available for sale	$50,564	$58,761
Held to maturity	810	420
Trading securities	1,695	1,642
Total	$53,069	$60,823

7. Investments In Unconsolidated Entities

Morningstar Japan K.K.  In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of September 30, 2006 and December 31, 2005, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. Our investment in MJKK totaled $16,566,000 and $14,884,000 as of September 30, 2006 and December 31, 2005, respectively. MJKK’s market value was approximately Japanese Yen 29.5 billion (approximately U.S. $250,263,000) as of September 30, 2006 and Japanese Yen 27.8 billion (approximately U.S. $235,625,000) as of December 31, 2005.

In the third quarter of 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $990,000.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea develops, markets, and sells products and services to assist in the analysis of financial portfolios and provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of September 30, 2006 and December 31, 2005. We account for this investment using the equity method. Our investment totaled $1,270,000 and $1,129,000 as of September 30, 2006 and December 31, 2005, respectively.

Other Investments in Unconsolidated Entities. As of September 30, 2006 and December 31, 2005, the book value of our other investments in unconsolidated entities totaled $382,000 and $342,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of September 30, 2006 and December 31, 2005. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended September 30		Nine months ended September 30
($000)	2006	2005	2006	2005
Revenue	$4,201	$3,417	$13,921	$10,421
Operating income	$951	$554	$3,836	$2,037
Net income	$2,954	$339	$6,073	$2,034

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. The number of shares available for future grants under our 2004 Stock Incentive Plan as of September 30, 2006 and December 31, 2005 was 2,829,046 and 2,989,322, respectively.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 were scheduled to become exercisable each year from 1999 through 2008. As of September 30, 2006 and December 31, 2005, there were 789,174 and 869,174 options remaining to be exercised, respectively.

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

Prior to our adoption of SFAS 123(R), we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in our Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits classified as financing cash flows were $8,820,000 in the first nine months of 2006; the excess tax benefits classified as operating cash flows were $1,117,000 in the first nine months of 2005.

Prior to our initial public offering in May 2005, we accounted for stock options granted under the 1993 Plan and the 1999 Plan using the liability method in accordance with SFAS No. 123 because these plans allowed for cash settlement at the option holder’s election, subject to certain conditions. Under the liability method, we accounted for options as a liability that was measured each period using the fair value per share of our common stock. We recorded changes in the liability, resulting from changes in the fair value of our common stock, in our Consolidated Statements of Operations. As a result of our initial public offering, we are no longer required to settle options under the 1993 Plan and the 1999 Plan in cash. Upon our initial public offering, we valued the liability using a fair value of $18.50 per share, which was equivalent to the fair value of our common stock at the time of our initial public offering. We reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital. In addition, because all of the options previously accounted for under the liability method were fully vested by March 31, 2005, we have not recorded any additional expense for these options in subsequent periods.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense (including expense for both stock options and restricted stock units) recorded in our Consolidated Statements of Operations:

	Three months ended September 30		Nine months ended September 30
($000)	2006	2005	2006	2005
Stock-based compensation expense under the liability method	$—	$—	$—	$2,810
Stock-based compensation expense under the equity method	2,258	2,030	6,271	6,045
Total stock-based compensation expense	$2,258	$2,030	$6,271	$8,855

The deferred tax benefit related to the stock-based compensation expense above was $831,000 and $742,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,221,000 and $2,201,000 for the nine months ended September 30, 2006 and 2005, respectively.

We estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. The total grant date fair value of restricted stock units granted through September 30, 2006 was approximately $11,351,000.

The following table summarizes restricted stock unit activity in the first nine months of 2006:

	Nine months ended September 30, 2006
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested shares—January 1, 2006	—	—
Granted	259,223	$43.79
Vested	—	—
Forfeited	(16,985)	$42.67
Nonvested shares—September 30, 2006	242,238	$43.86

As of September 30, 2006, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $8,215,000, which is expected to be recognized over an average period of approximately 44 months.

Stock Option Fair Value

We measure the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model and amortize that value to stock-based compensation expense ratably over the option’s vesting period. The weighted average fair value of options granted during the first nine months of 2006 and 2005 using this model was $14.16 per share and $9.62 per share, respectively. We estimated the fair value of the options granted in the first nine months of 2006 and 2005 on the date of grant using the following weighted average assumptions:

	2006	2005
Expected life (years)	6.25	7.0
Expected volatility (%)	43.0%	50.0%
Dividend yield (%)	—	—
Interest rate (%)	4.33%	4.04%
Expected exercise price	$45.31	$26.20

Expected life. The expected life represents the period over which the stock options are expected to be outstanding. Because we have limited historical information regarding stock option exercises since becoming a public company in May 2005, we have determined the expected life using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Expected volatility. The volatility factor used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected life of the stock option award. As a recently public company with limited historical data on the price of our stock, we do not base our volatility assumption on our own stock price.

Dividend yield. We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in our assumptions.

Interest rate. We based the risk-free interest rate used in our assumptions on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected life.

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

	Nine months ended September 30, 2006
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	3,338,959	$10.50
Canceled	(64,464)	15.26
Exercised	(171,643)	9.34
Options outstanding—September 30, 2006	3,102,852	$10.68

Options exercisable—September 30, 2006	2,307,127	$9.32

	Nine months ended September 30, 2006
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2006	7,795,848	$11.96
Canceled	(76,977)	21.33
Exercised	(1,158,069)	10.03
Granted	46,451	34.64
Options outstanding—September 30, 2006	6,607,253	$12.44

Options exercisable—September 30, 2006	5,643,264	$11.34

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the nine months ended September 30, 2006 and 2005 was $41,717,000 and $7,044,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	1,981,108	1.95	$2.54	$68,073	1,901,247	1.93	$2.53	$65,342
$8.57 - $14.70	5,391,367	4.28	12.58	131,109	5,213,123	4.20	12.72	126,065
$15.88 - $35.78	2,337,630	8.37	18.18	43,757	836,021	8.29	17.17	16,494
$2.00 - $35.78	9,710,105	4.79	$11.88	$242,939	7,950,391	4.09	$10.75	$207,901
Vested or Expected to Vest
$2.00 - $35.78	9,613,730	4.75	$11.81	$241,165

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $36.90 on September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2006, the total amount of unrecognized stock-based compensation expense related to stock options was approximately $13,081,000, which is expected to be recognized over a weighted average period of approximately 25 months.

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

In May 2006, Don entered into a Rule 10b5-1 plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement, which, if all 450,000 stock options are exercised, would total approximately $1,200,000. These payments would reduce the liability associated with the Agreement. In the first nine months of 2006, Don exercised 80,000 options and we made corresponding payments to him in accordance with the Agreement. As of September 30, 2006 and December 31, 2005, a liability of $2,151,000 and $2,340,000, respectively, for the Agreement is recorded in our Consolidated Balance Sheets, primarily classified as other current liabilities.

10. Income Taxes

The following table shows our effective income tax expense rate for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30		Nine months ended September 30
($000)	2006	2005	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$21,675	$13,193	$59,937	$34,329
Equity in net income of unconsolidated entities	1,100	183	2,405	1,212
Total	$22,775	$13,376	$62,342	$35,541
Income tax expense	$9,228	$5,857	$24,450	$14,517
Effective income tax expense rate	40.5%	43.8%	39.2%	40.8%

Our effective income tax expense rate in the third quarter of 2006 decreased 3.3 percentage points compared with the same period in 2005. In the first nine months of 2006, our effective income tax expense rate decreased 1.6 percentage points compared with the prior-year period. Our effective tax rate in both the third quarter and year-to-date periods reflects an increase in the benefits we received related to disqualifying dispositions for incentive stock options. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.  Additional income tax expense related to certain operations outside of the United States recorded in the second quarter of 2006 partially offset the tax benefit of the disqualifying dispositions.

The effective tax rate in the first nine months of 2005 reflects the fact that in the first quarter of 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock-based compensation expense related to incentive stock options in the first nine months of 2006. The impact of incentive stock options was partially offset by a deferred income tax benefit of $0.7 million we recorded in the second quarter of 2005 related to research and development expenses due to a change in U.S. tax regulations, resulting in a one-time reduction of our effective income tax expense rate in 2005.

In 2006 and 2005, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year these non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

Mr. Rich and the two companies controlled by Mr. Rich have additional pending claims, alleging, among other things, breaches by Morningstar of contracts and statutory and general law duties, misleading, deceptive, and unconscionable conduct by Morningstar, oppression by Morningstar and its nominee directors, claims under the Industrial Relations Act of New South Wales, breaches of directors’ duties by Morningstar’s nominee directors, and conflict of interest. The claims seek various forms of relief, including monetary damages in the amount of Australian $25,000,000, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of the shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for this acquisition. In the alternative, Mr. Rich and his companies seek an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the Morningstar Australia shareholders agreement). Morningstar has denied the claims and filed counter-claims against Mr. Rich and certain of his companies, alleging breaches of statutory, general law, and contractual duties.

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

In September 2005, Mr. Rich and his companies filed a Second Further Amended Statement of Claim, consolidating the claims. Morningstar filed a Defence to that pleading and an Amended Cross-Claim against Mr. Rich, both his companies, and a third Australian company controlled by Mr. Rich.

The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5), Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000, which at September 30, 2006 approximates U.S. $1,900,000, and, in accordance with SFAS No. 5, Morningstar has a reserve recorded in this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoenas from New York Attorney General’s Office, Securities and Exchange Commission, and Department of Labor

In December 2004, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request in the form of a subpoena from the New York Attorney General’s office, seeking information and documents from Morningstar Associates related to an investigation the New York Attorney General’s office is conducting. While the subpoena is very broad, it specifically asks for information and documents about the investment consulting services Morningstar Associates offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. Shortly after the New York Attorney General’s office issued the subpoena in December 2004, the SEC notified Morningstar Associates and Morningstar Investment Services, Inc. that it had begun an examination. In February 2005, the SEC issued a request to Morningstar Associates for the voluntary production of documents. The request is similar in scope to the New York Attorney General’s subpoena. In May 2005, Morningstar Associates received a request in the form of a subpoena from the United States Department of Labor, seeking information and documents from Morningstar Associates related to an investigation the Department of Labor is conducting. While the Department of Labor subpoena is very broad, it is substantially similar in scope to the New York Attorney General subpoena and the SEC request. In July 2005, the SEC issued a subpoena to Morningstar Associates. The subpoena is virtually identical to the SEC’s February 2005 request. We have been fully cooperating with the New York Attorney General’s office, the SEC, and the Department of Labor. Although we believe the focus of these investigations is on Morningstar Associates, information and documents pertaining to Morningstar, Inc. and Morningstar Investment Services have also been requested. We cannot predict the scope, timing, or outcome of these matters, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

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

12. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, we will adopt SAB 108 in the fourth quarter of 2006. We do not anticipate that SAB 108 will have an impact on our financial statements.

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

Industry Overview

Investment Landscape, Research, and Data

Performance in the U.S. equity markets rebounded strongly in the third quarter after second-quarter declines. The Morningstar U.S. Market Index, a broad market benchmark, posted a total return of 4.6% for the quarter. Total U.S. mutual fund assets increased to about $9.72 trillion as of September 30, 2006 based on data from Investment Company Institute, compared with about $9.33 trillion as of March 31, 2006. The number of mutual funds remained stable during the quarter.

The Securities and Exchange Commission (SEC) issued interpretive guidance in July regarding the use of soft dollar payments, which are arrangements in which investment advisors receive research or other services from broker-dealers in exchange for executing trades through that broker. The SEC specified that these bundled payments may be used for third-party research but not for other costs such as overhead and office equipment. Following this guidance, some investment management firms have voiced concern that hedge fund firms aren’t subject to the same restrictions. The Investment Company Institute recently issued a statement recommending that the SEC apply the same guidance to all investment advisors, including hedge funds.

Also related to soft dollars, asset managers in the United Kingdom recently began disclosing the amount of brokerage commissions used for transaction costs and research, and industry leaders in France have said they intend to follow this example. Trade associations for fund managers and brokers based in France recently issued recommendations to government regulators related to the amount and usage of brokerage commissions.

We believe these developments are important because they underscore a longer-term trend toward greater pricing transparency and are prompting debate about the cost and value of securities research. In addition, we believe the trend toward unbundled commissions may place additional pressure on budgets for sell-side research, leading to further cuts in coverage lists and increased demand for independent research from companies such as Morningstar.

In September 2006, President Bush signed the Credit Agency Reform Act, which will allow companies that meet certain standards to register with the SEC as rating organizations, broadening competition from current restrictions that only allow credit ratings by five firms currently designated as nationally recognized rating agencies. We believe that increased competition in the credit ratings industry would be favorable for investors, and we’re continuing to monitor the potential impact of this development on our business.

Despite the high-profile problems experienced by some hedge funds, we continued to see strong interest in alternative asset classes, including hedge funds, in the third quarter of 2006. Based on data from Hedge Fund Research, hedge funds had net inflows of $45 billion during the third quarter of 2006, compared with $42 billion in the second quarter of 2006.

Several firms, including Moody’s, Standard & Poor’s, and Fitch, recently announced plans to introduce hedge-fund ratings in response to investor interest in this area. We continue to monitor developments in the industry and have continued to expand our analyst coverage on hedge funds. We’re evaluating the possibility of providing a rating system for hedge funds, but we don’t have any definitive plans or timetable.

Following an appeals court ruling that overturned a previous SEC rule requiring hedge funds to register as investment advisors, numerous hedge fund firms have withdrawn their previous registrations. At the same time, losses experienced by individual funds have led some industry leaders to call for increased regulation. The SEC has also voiced concern about potential insider trading on the part of hedge funds. As debate about hedge fund regulation goes on, we plan to continue our efforts to make the industry more transparent for investors.

In the exchange-traded funds (ETF) area, assets increased about 35% to reach about $350 billion as of September 2006, compared with $259 billion as of September 2005, based on data from the Investment Company Institute. Exchange-traded funds have gained share from mutual funds in some specialized areas of the market thanks to their lower annual costs, particularly in passive investing strategies. To meet greater investor demand for information on exchange-traded funds, we have continued to increase our analyst coverage in this area and recently introduced a new investor newsletter covering these funds.

In response to rapid growth in the exchange-traded fund arena, management firm Amvescap recently completed its acquisition of ETF specialist PowerShares Capital Management. We believe this development underscores the strong degree of interest in these funds both among individual investors and institutional firms.

Individual Investor Market

Despite the strong equity markets, some indications have suggested that the environment for online advertising sales weakened during the third quarter of 2006. We believe this development is consistent with typical seasonal trends, in which spending for ad sales often slows during the third quarter and then picks up again in the fourth quarter as marketers try to spend their budgets.

Based on research from Nielsen/NetRatings, page views to most retail investment Web sites remained fairly consistent during the third quarter of 2006. Page views to Yahoo! Finance declined, but the site maintained a dominant share of total page views and user visits compared with other retail investment Web sites. We continue to define Morningstar.com as a targeted site that appeals to experienced and engaged investors. During the quarter, page views to Morningstar.com were lower than those of supersites such as Yahoo! Finance, AOL Money & Finance, and MSN Money, but the time spent per visit and average page views per visit statistics remained higher than those of competing sites.

Financial Advisor Market

The greater need for information and advice on retirement income planning has remained an important trend in the advisor market, largely driven by demographic trends. As baby boomers reach retirement age, millions of Americans will face the need to manage income during retirement. We believe that advisors will begin seeking tools that support their work in this area, as well as resources that help them educate clients about the importance of retirement income planning. So far this year, we’ve launched two retirement income solutions for financial advisors.  The Retirement Income Education Center is a hosted Web site offering educational content advisors can use to discuss retirement risks with clients. Retirement Income Strategist is a financial planning application that helps advisors create comprehensive reports analyzing retirement income for investors who are nearing or in retirement.

Based on our research, we believe that financial advisors have also continued to look for integrated portfolio tools. To meet this market need, we recently introduced an integrated portfolio accounting system that includes extensive importing capabilities, portfolio tracking, portfolio performance reporting, and accounting functionality to Morningstar Advisor Workstation Office Edition, our platform for independent financial advisors. The new system allows financial advisors to merge client accounting reports with Morningstar investment data and portfolio analytics.

We believe regulatory compliance has been another ongoing theme in the financial advisor market. Broker-dealer firms have continued working to interpret and apply point-of-sale disclosure requirements. Morningstar currently provides tools to help advisors with share class suitability and breakpoint analysis, and we recently introduced a 529 Suitability Manager tool to help advisors communicate the fees and state tax benefits associated with 529 college savings plans.

Institutional Market

In August 2006, President Bush signed the Pension Protection Act of 2006, which includes provisions for offering investment advice programs for participants in defined contribution plans. The investment advice provision is scheduled to go into effect for employer-sponsored retirement plans on January 1, 2007.

Among other things, the new act will allow plan service providers, mutual fund companies, and brokerage firms to offer investment advice to plan participants using their own computer models (including advising them to invest in their own proprietary funds), subject to certification of the computer model by an independent expert. We’re continuing to monitor the potential impact of this provision on our business. Although more companies may rely on retirement plan providers to offer investment advice to their employees, we believe there will be ongoing demand for third-party advice as well. In particular, we believe there may be opportunities for us to continue to license our computer-driven advice model to plan providers.

The legislation also contains provisions that some industry experts have predicted will increase the use of automatic enrollment. The bill sets a deadline of mid-February 2007 for the Department of Labor to issue guidance on appropriate default investment options for defined contribution plan participants. Some of these default investment options may involve managed retirement accounts. Therefore, we believe this development may have a positive impact on the managed retirement accounts that we offer through Morningstar Associates and Ibbotson Associates.

Continuing an industry-wide trend toward separating the manufacturing and distribution of investment portfolios, the parent company of Putnam Investments (Marsh & McLennan Companies) recently confirmed that it may sell its asset-management unit. In addition, Principal Financial recently completed its acquisition of Washington Mutual’s mutual fund management arm, along with its distributor and shareholder-services business. We believe these developments are important because they may lead to stronger performance for the funds, as well as potentially lower fees. We also continue to monitor mergers and acquisitions in the asset management industry because of their potential impact on specific areas of our business.

International Markets

In Canada, the Canadian Securities Administrators recently announced new rules intended to improve oversight of investment funds in Canada, including open-end funds, closed-end funds, retirement funds, and commodity pools. The funds will be required to have an independent review committee to oversee management and monitor potential conflicts of interest. We believe this development is important because it may improve fund governance in Canada, which has had year-over-year growth in mutual fund assets of about 20% over the past several quarters.

Mutual fund assets in Japan have expanded so far in 2006, fueled by low interest rates on savings accounts and investors’ increasing acceptance of investment risk. We currently have a presence in Japan through our minority ownership position in Morningstar Japan K.K. as well as through Ibbotson Associates.

Similar to the trend we have seen in the United States, exchange-traded funds have shown dramatic asset growth outside the United States, particularly in Europe. Our international database includes coverage of exchange-traded funds, and we’re planning to expand our coverage on these funds in response to investor interest in this area.

Third Quarter 2006 Acquisitions

In July 2006, we completed our acquisition of Aspect Huntley Pty Limited (Aspect Huntley), and in August 2006, we completed our acquisition of the institutional hedge fund and separate accounts database division of InvestorForce, Inc. (InvestorForce). Aspect Huntley’s investment publications are now included as part of our Individual segment. Aspect Huntley’s software and investment conferences are now included in our Advisor segment. Aspect Huntley’s financial information and other data on Australian stocks is now included in our Institutional segment. The database division of InvestorForce is also included in our Institutional segment.

Three and Nine Months Ended September 30, 2006 vs. Three and Nine Months Ended September 30, 2005

Consolidated Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2006	2005	Change		2006	2005	Change
Revenue	$81,821	$56,927	43.7%		$228,138	$166,374	37.1%
Operating income	20,537	12,347	66.3%		57,194	32,369	76.7%
Operating margin	25.1%	21.7%	3.4	pp	25.1%	19.5%	5.6	pp

Stock-based compensation expense	$2,258	$2,030	11.2%		$6,271	$8,855	(29.2)%

Cash used for investing activities	(46,164)	(10,910)	323.1%		(112,173)	(10,907)	NMF
Cash provided by financing activities	4,677	2,572	81.8%		22,032	22,054	(0.1)%

Cash provided by operating activities	$29,598	$18,236	62.3%		$69,027	$29,885	131.0%
Capital expenditures	(853)	(1,298)	(34.3)%		(2,876)	(3,625)	(20.7)%
Free cash flow	$28,745	$16,938	69.7%		$66,151	$26,260	151.9%

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

Consolidated Revenue

In the third quarter of 2006, we generated revenue of $81.8 million, a $24.9 million increase over the same period in 2005. In the nine months ended September 30, 2006, we generated revenue of $228.1 million, a $61.7 million increase over the prior-year period. Recent acquisitions, including Ibbotson, Aspect Huntley, and the database division of InvestorForce, Inc., contributed $11.6 million and $22.8 million to our consolidated revenue in the third quarter and year-to-date periods, respectively. Of the revenue contributed by acquisitions in the quarter, more than 75% was contributed by Ibbotson, with the remainder primarily contributed by Aspect Huntley; in the year-to-date period, Ibbotson contributed almost 90% of the revenue generated from acquisitions.

While revenue increased in each of our three business segments, the Institutional segment was the largest contributor to revenue growth, generating over half of the revenue increase in both the third quarter and year-to-date periods. Institutional segment revenue increased $14.5 million, or 60.3% in the third quarter, and $34.0 million, or 49.1% in first nine months of the year. Acquisitions contributed $8.2 million and $15.5 million to Institutional segment revenue in the third quarter and year-to-date periods, respectively, primarily from Ibbotson. The Advisor segment accounted for approximately one-fourth of the revenue increase in both the third quarter and year-to-date periods. Advisor segment revenue increased $5.8 million, or 31.2%, in the third quarter and $16.6 million, or 30.8%, in the first nine months of 2006. Acquisitions contributed $1.7 million and $4.7 million to Advisor segment revenue in the third quarter and year-to-date periods, respectively, mainly from Ibbotson.  Individual segment revenue increased $4.9 million, or 31.6%, in the third quarter and $12.3 million, or 26.3%, in the first nine months of 2006. Acquisitions contributed $1.7 million and $2.6 million of revenue to the Individual segment in the third quarter and year-to-date periods, respectively. Aspect Huntley contributed a large portion of this revenue in the third quarter and about half of the revenue in the year-to-date period, with the remainder of the increase from Ibbotson.

On a product level, over 40% of the increase in consolidated revenue growth in both the quarter and year-to-date periods was generated by the combination of Investment Consulting services and Morningstar Advisor Workstation. Approximately 50% and 40% of the growth in Investment Consulting revenue in the quarter and year-to-date periods, respectively, was driven by newly incorporated revenue from Ibbotson. The remaining increase, as seen in the past several quarters, was mainly driven by increased assets under management among existing clients for the asset allocation services we provide for funds of funds, including mutual funds and variable annuities. Growth in Advisor Workstation was mainly generated by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting growth in license agreements to both new and existing customers and an increase in the amount of functionality licensed. Total licenses for Advisor Workstation in the United States increased by nearly 20% as of September 30, 2006 compared with the prior-year period. One-time revenue of $1.3 million for a payment received related to eliminating a redundant license following a client merger also contributed to the increase in Advisor Workstation revenue in the third quarter and year-to-date periods.

In both the third quarter and year-to-date periods, the remaining increase in revenue excluding acquisitions was driven primarily by Morningstar.com, including Premium Membership service and Internet advertising; Licensed Data; Morningstar Equity Research; and Morningstar Direct. Newly acquired revenue from EnCorr and the Advice by Ibbotson service were also significant contributors to the increase in revenue.

Revenue from international operations increased $4.8 million, or 63.3%, to $12.3 million in the third quarter of 2006. Acquisitions contributed $3.2 million of the increase, the majority of which was from Aspect Huntley. In the year-to-date period, revenue from international operations increased $8.6 million, or 39.9%, to $30.3 million. Acquisitions contributed $3.9 million of this increase, including roughly equal contributions from both Aspect Huntley and Ibbotson. Foreign currency translations increased international revenue by $0.3 million in the third quarter and $0.4 million in the year-to-date period.

Revenue growth excluding acquisitions and foreign currency translations (organic revenue) for our consolidated operations was approximately 23% in both the quarter and year-to-date periods. Organic revenue growth for our international operations was approximately 16% and 20%, respectively, in the quarter and year-to-date periods. Organic revenue growth in our U.S. operations increased at a faster rate than our non-U.S. operations in both periods, mainly because several of our most rapidly growing products, including Investment Consulting, Advisor Workstation, and Morningstar.com, generate revenue primarily in the United States.

The table below presents a reconciliation from our consolidated revenue to revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2006	2005	Change	2006	2005	Change
Consolidated revenue	$81,821	$56,927	43.7%	$228,138	$166,374	37.1%
Less: acquisitions	(11,639)	—	NMF	(22,815)	—	NMF
Less: impact of foreign currency	(335)	—	NMF	(358)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$69,847	$56,927	22.7%	$204,965	$166,374	23.2%

The table below presents a reconciliation from our international revenue to international revenue excluding acquisitions and the impact of foreign currency:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2006	2005	Change	2006	2005	Change
International revenue	$12,304	$7,536	63.3%	$30,259	$21,635	39.9%
Less: acquisitions	(3,214)	—	NMF	(3,935)	—	NMF
Less: impact of foreign currency	(335)	—	NMF	(358)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$8,755	$7,536	16.2%	$25,966	$21,635	20.0%

We present revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) because we believe this non-GAAP measure helps investors better compare period-to-period results. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

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

The following table illustrates the composition of our third quarter 2005 revenue, our third quarter 2006 revenue, and the estimated composition of our 2005 and 2006 revenue from business closed through the end of the third quarter of each year. We have not incorporated revenue from 2006 acquisitions (Ibbotson, Aspect Huntley, and the database division of InvestorForce) into our revenue composition categories.

Our third quarter 2006 revenue consisted of $11.4 million in new revenue, or 16.2% of our total revenue excluding acquisitions, in the quarter. Renewal revenue accounted for $30.6 million, or 43.6% of our total revenue excluding acquisitions, in the quarter. Walk-in revenue accounted for $28.2 million, or 40.2% of our total revenue excluding acquisitions, in the quarter.

Our estimate of 2006 walk-in revenue as of January 1, 2006 was $138.8 million. In the second quarter of 2006, we reclassified a portion of our revenue composition, reducing 2006 walk-in revenue by $5.0 million, to more accurately reflect the cancellation terms of certain institutional contracts. Cancellations in the first nine months of 2006, the impact of currency translations, and other routine adjustments further reduced our estimate of walk-in revenue by $1.0 million. The total impact of these adjustments reduced walk-in revenue by $6.0 million, or approximately 4%, to $132.8 million. Changes in our revenue composition categories have no impact on our revenue reported in our Consolidated Statements of Operations.

In the first nine months of 2006, we closed renewals and brought in new business that will contribute an estimated $127.8 million to 2006 revenue. As a result, we expect that walk-in revenue plus the impact of new and renewal business closed during the first nine months of 2006 will be $260.6 million in 2006. This estimate does not include the impact of revenue from business that we close or cancellations that occur in the remaining three months of 2006, nor does it include the impact of revenue from acquisitions. In addition, the 2006 total does not include variable revenue from asset-based services such as Morningstar Managed Portfolios, managed retirement accounts, and Investment Consulting.

At the end of the third quarter of 2005, the combination of walk-in revenue plus new business and renewals closed during the first nine months of 2005 totaled $213.8 million. This represented 94% of our full year revenue of $227.1 million. While we do not expect that this percentage will remain constant from year to year, we do believe that the trend of closing a significant portion of the year’s revenue early in the year is a characteristic of our business.

After reporting full-year financial results for 2006 and walk-in revenue for 2007, we will no longer report quarterly information on new, renewal, and walk-in revenue. We are evaluating new metrics that we believe may be more useful to investors.

Consolidated Operating Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Operating expense	$61,284	$44,580	37.5%		$170,944	$134,005	27.6%
% of revenue	74.9%	78.3%	(3.4	)pp	74.9%	80.5%	(5.6	)pp

In the third quarter of 2006, operating expense increased $16.7 million, and in the first nine months of 2006, operating expense increased $36.9 million. In both periods, two primary factors impacted all of our operating expense categories: compensation-related costs, including incentive compensation, and recent acquisitions. Bonus expense recorded in the third quarter and first nine months of 2006 increased $5.0 million and $11.2 million, respectively, reflecting the third-quarter impact of updated internal estimates for full-year 2006 performance versus 2005; an adjustment to bring year-to-date bonus expense in line with these estimates; and incremental bonus expense from acquisitions, primarily Ibbotson. A majority of our bonus pool is based on growth in our operating income, which may or may not recur.

Other compensation-related expense increased $5.7 million and $13.4 million, respectively, in the quarter and year-to-date periods mainly because of an increase in headcount, as well as annual salary increases. We had approximately 1,400 employees as of September 30, 2006, compared with about 1,120 as of September 30, 2005. About half of the increase in headcount was related to acquisitions, and a good portion of the remaining increase was from continued hiring in our development center in China. In addition to the increase in compensation-related expense, the increase in operating expense includes $2.0 million and $4.1 million, respectively, of amortization expense in the quarter and year-to-date periods for intangible assets acquired with Ibbotson, Aspect Huntley, and the database division of InvestorForce. We expect that amortization of these intangible assets will be an ongoing cost through the useful lives of these assets.

In the year-to-date period, lower stock-based compensation expense partially offset increases in each of our operating expense categories. Stock-based compensation expense decreased $2.6 million in the first nine months of 2006 compared with the same period in 2005 because we are no longer required to record expense under the liability method. In the first quarter of 2005, we recorded $2.8 million of stock-based compensation expense under this method, which did not recur in 2006.

Cost of Goods Sold

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Cost of goods sold	$22,389	$16,261	37.7%		$63,114	47,847	31.9%
% of revenue	27.4%	28.6%	(1.2	)pp	27.7%	28.8%	(1.1	)pp
Gross profit	$59,432	$40,666	46.1%		$165,024	118,527	39.2%
Gross margin	72.6%	71.4%	1.2	pp	72.3%	71.2%	1.1	pp

Cost of goods sold is our largest category of operating expense, accounting for more than 35% of the total in both the quarter and year-to-date periods. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold increased $6.1 million in the third quarter of 2006 and $15.3 million in the first nine months of 2006. The increase in expense was driven primarily by higher bonus expense and other compensation-related expense, which was mainly driven by an increase in headcount. While compensation and bonus expense increased across all three of our business segments, the increase was more pronounced in our Institutional segment mainly because a larger portion of the incremental headcount added by recent acquisitions occurred in this segment.

Acquisitions, primarily Ibbotson, also contributed to the increase in other areas of cost of goods sold. In the quarter and year-to-date periods, we recorded $0.7 million and $1.9 million, respectively, of outsourced product implementation expense associated with the Advice by Ibbotson service. Costs for outsourced product implementation may or may not recur, depending on client requests for development projects in a given period. Our gross margin in the third quarter of 2006 increased to 72.6%, compared with 71.4% in the third quarter of 2005, reflecting revenue growth that outpaced the increase in cost of goods sold. In the year-to-date period, gross margin improved to 72.3% compared with 71.2% in the same period last year. A $0.3 million reduction in stock-based compensation expense contributed to the margin improvement for this period.

Development Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Development expense	$7,876	$4,749	65.8%		$21,273	$14,491	46.8%
% of revenue	9.6%	8.3%	1.3	pp	9.3%	8.7%	0.6	pp

Development expense increased $3.2 million in the third quarter of 2006 and $6.8 million in the first nine months of 2006. The increase in both periods mainly includes additional bonuses and other compensation-related expense as well as incremental costs added by acquisitions. As a percentage of revenue, development expense increased in both the third quarter and year-to-date periods compared with the same periods last year.

Sales and Marketing Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Sales and marketing expense	$12,971	$9,499	36.6%		$36,511	$29,129	25.3%
% of revenue	15.9%	16.7%	(0.8	)pp	16.0%	17.5%	(1.5	)pp

Sales and marketing expense increased $3.5 million in the third quarter of 2006 and $7.4 million in the first nine months of 2006. The increase in expense reflects higher compensation and bonus expense as a result of increased hiring for sales and marketing staff, mainly in our Advisor and Institutional segments, and in the year-to-date period, higher sales commission expense in our Advisor and Institutional segments, primarily because of increased sales volume. Incremental costs added by acquisitions also contributed a good portion of the growth in this category. As a percentage of revenue, sales and marketing expense decreased in both the quarter and year-to-date periods because revenue growth outpaced growth in this cost category.

General and Administrative Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
General and administrative expense	$13,781	$11,849	16.3%		$39,606	$36,068	9.8%
% of revenue	16.8%	20.8%	(4.0	)pp	17.4%	21.7%	(4.3	)pp

General and administrative expense increased $2.0 million in the third quarter of 2006 and $3.5 million in the first nine months of 2006. For both periods, the increase reflects higher compensation-related expense, including bonuses, a portion of which were added by acquisitions. In the year-to-date period, these increases were partially offset by a $2.0 million decrease in stock-based compensation expense, primarily because we did not record any stock-based compensation expense under the liability method in the first nine months of 2006. General and administrative expense as a percentage of revenue declined because revenue growth outpaced expense growth is this cost category; in the year-to-date period, the impact of lower stock-based compensation costs also contributed to the decline as a percentage of revenue.

Depreciation and Amortization Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Depreciation and amortization expense	$4,267	$2,222	92.0%		$10,440	$6,470	61.4%
% of revenue	5.2%	3.9%	1.3	pp	4.6%	3.9%	0.7	pp

Depreciation and amortization expense rose $2.1 million in the third quarter and $3.9 million in the first nine months of 2006 compared with the comparable periods in 2005. These increases were almost entirely driven by added amortization expense from intangible assets acquired with Ibbotson, Aspect Huntley, and the database division of InvestorForce. We expect that amortization of these intangible assets will be an ongoing cost for the remaining life of the asset. The increase in amortization expense was slightly offset by a decrease in depreciation and amortization expense for certain capitalized internal product development costs and computer equipment that are now fully depreciated.

Stock-Based Compensation Expense

The following table summarizes our stock-based compensation expense:

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Stock-based compensation expense—liability method	$—	$—	—%		$—	$2,810	(100.0)%
Stock-based compensation expense—equity method	2,258	2,030	11.2%		6,271	6,045	3.7%
Total stock-based compensation expense	$2,258	$2,030	11.2%		$6,271	$8,855	(29.2)%
% of revenue	2.8%	3.6%	(0.8	)pp	2.7%	5.3%	(2.6	)pp

As a result of our initial public offering in May 2005, we are no longer required to settle stock options in cash and therefore are no longer required to record stock-based compensation expense under the liability method. Therefore, we did not record any stock-based compensation expense under the liability method in the first nine months of 2006; in contrast, we recorded $2.8 million of expense under this method in the first nine months of 2005.

Stock-based compensation expense recorded under the equity method increased $0.3 million in both the third quarter and first nine months of 2006. An increase in expense related to our annual equity grant in May, which consisted of restricted stock units, was substantially offset by lower expense recorded for stock options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

In 2006 we expect to record stock-based compensation expense of approximately $8.6 million for all stock-based awards outstanding as of September 30, 2006.

Bonus Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Bonus expense	$10,378	$5,370	93.3%		$26,733	$15,458	72.9%
% of revenue	12.7%	9.4%	3.3	pp	11.7%	9.3%	2.4	pp

Bonus expense recorded in the third quarter and first nine months of 2006 increased $5.0 million and $11.2 million, respectively, reflecting the third-quarter impact of updated internal estimates for full-year performance versus 2005; an adjustment to bring year-to-date bonus expense in line with these estimates; and incremental bonus expense from acquisitions, primarily Ibbotson. A majority of our bonus pool is based on operating income growth, which may or may not recur. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2006	2005	Change		2006	2005	Change
Operating income	$20,537	$12,347	66.3%		$57,194	$32,369	76.7%
% of revenue	25.1%	21.7%	3.4	pp	25.1%	19.5%	5.6	pp

Consolidated operating income increased $8.2 million in the third quarter of 2006 and $24.8 million in the first nine months of 2006. Despite incremental costs added by acquisitions, such as amortization of intangible assets and increased compensation-related expense, our operating margin improved in both the quarter and year-to-date period because our revenue base expanded at a faster rate. We realized operating leverage from revenue growth in products that have had slower-growing costs, such as Investment Consulting, Advisor Workstation, Licensed Data, and Morningstar.com. In the year-to-date period, our operating margin was also positively impacted by a $2.6 million decrease in stock-based compensation.

Consolidated Free Cash Flow

We generated free cash flow of $28.7 million in the third quarter of 2006, reflecting cash provided by operating activities of $29.6 million and capital expenditures of $0.9 million. Free cash flow increased $11.8 million in the third quarter of 2006 compared with the third quarter of 2005, mainly reflecting a $11.4 million increase in cash flow provided by operating activities. The increase in cash flow provided by operating activities was largely driven by increases in net income, income taxes payable, and accrued compensation. The increase in income taxes payable reflects income tax payments we expect to make in the fourth quarter because we have fully utilized the $12.8 million in cash tax benefits we received from the Ibbotson acquisition. The increase in accrued compensation reflects the build-up of our bonus liability that will be paid in the first quarter of next year, when we typically make our annual bonus payments.

In the first nine months of 2006, we generated free cash flow of $66.2 million, reflecting cash provided by operating activities of $69.0 million and capital expenditures of approximately $2.8 million. Free cash flow in the nine months ended September 30, 2006 increased $39.9 million compared with the prior-year period, primarily reflecting a $39.1 million increase in cash provided by operating activities. The increase in cash provided by operating activities was primarily driven by an increase in net income and income taxes payable. In the first nine months of 2006, we paid $12.0 million less for income taxes compared with the same period last year, reflecting the cash tax benefits we received from the Ibbotson acquisition. We have fully utilized this cash tax benefit, and have increased our accrual for income taxes payable in anticipation of payments to be made in the fourth quarter.

Capital expenditures decreased approximately $0.4 million in the third quarter and $0.8 million in the first nine months of 2006. In the first nine months of 2006, we made capital expenditures primarily for leasehold improvements to our new office space in London, computer hardware and software, and capitalized internal product development costs. In the first nine months of 2005, capital expenditures mainly included spending for leasehold improvements in our corporate headquarters in Chicago, computer hardware, and leasehold improvements to our office space in China.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2006	2005	Change	2006	2005	Change
Net income	$13,547	$7,519	$6,028	$38,151	$21,024	$17,127
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	1,328	6,252	(4,924)	3,541	15,145	(11,604)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(552)	—	(552)	(22,978)	(18,000)	(4,978)
Cash paid for income taxes	(1,267)	(4,735)	3,468	(3,481)	(15,471)	11,990
All other	16,542	9,200	7,342	53,794	27,187	26,607
Cash provided by operating activities	$29,598	$18,236	$11,362	$69,027	$29,885	$39,142

In the third quarter of 2006, the increase in cash provided by operating activities of $11.4 million exceeded the $6.0 million increase in net income. Similarly, in the year-to-date period, the increase in cash provided by operating activities of $39.1 million outpaced the $17.1 million increase in net income. In both periods, a reduction in net operating assets and liabilities (working capital excluding cash) as well as an increase in net income contributed to the increase in free cash flow. The reduction in working capital excluding cash was primarily driven by an increase in income taxes payable and accrued compensation. The increase in income taxes payable reflects income tax payments we expect to make in the fourth quarter because we have fully utilized the $12.8 million in cash tax benefits we received from the Ibbotson acquisition. The increase in accrued compensation reflects the build-up of our bonus liability that will be paid in the first quarter of 2007, when we typically make our annual bonus payments. We made $0.6 million of bonus payments in the third quarter of 2006 to certain Ibbotson employees. Cash paid for income taxes decreased in both the quarter and year-to-date periods from the comparable periods last year because of the income tax benefits we received primarily related to the payment for the cancellation of Ibbotson’s stock options. This cash income tax benefit reduces the amount of cash we pay for income taxes in 2006. In both periods, an increase in the amount of cash paid for bonuses partially offset these increases.

Segment Results

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives our chief operating decision maker a more complete picture of the profitability of each business segment after fully allocating stock-based compensation expense. We have reclassified the 2005 financial results for each segment to reflect this change.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2006	2005	Change		2006	2005	Change
Revenue
Individual	$20,389	$15,489	31.6%		$58,892	$46,625	26.3%
Advisor	24,397	18,593	31.2%		70,468	53,868	30.8%
Institutional	38,569	24,063	60.3%		103,437	69,396	49.1%
Eliminations	(1,534)	(1,218)	25.9%		(4,659)	(3,515)	32.5%
Consolidated revenue	$81,821	$56,927	43.7%		$228,138	$166,374	37.1%

Operating income (loss)
Individual	$5,509	$3,548	55.3%		$17,293	$10,523	64.3%
Advisor	7,719	4,114	87.6%		20,196	10,936	84.7%
Institutional	9,661	5,626	71.7%		25,674	13,647	88.1%
Corporate items and eliminations	(2,352)	(941)	149.9%		(5,969)	(2,737)	118.1%
Consolidated operating income	$20,537	$12,347	66.3%		$57,194	$32,369	76.7%

Operating margin
Individual	27.0%	22.9%	4.1	pp	29.4%	22.6%	6.8	pp
Advisor	31.6%	22.1%	9.5	pp	28.7%	20.3%	8.4	pp
Institutional	25.0%	23.4%	1.6	pp	24.8%	19.7%	5.1	pp
Consolidated operating margin	25.1%	21.7%	3.4	pp	25.1%	19.5%	5.6	pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the Stocks, Bonds, Bills, and Inflation Yearbook. Following our acquisition of Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for investors in Australia. Also, with the addition of Aspect Huntley, our Individual segment now includes revenue from both U.S. and non-U.S. operations. In the first nine months of 2006 and 2005, this segment represented, before intersegment eliminations, 25.8% and 28.0%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine months ended September 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$20,389	$15,489	31.6%		$58,892	$46,625	26.3%
Operating income	$5,509	$3,548	55.3%		$17,293	$10,523	64.3%
Operating margin (%)	27.0%	22.9%	4.1	pp	29.4%	22.6%	6.8	pp

In the third quarter of 2006, revenue for the Individual segment increased $4.9 million compared with the same period in 2005. In the first nine months of 2006, revenue for the Individual segment increased $12.3 million compared with the prior-year period. Our acquisitions of Ibbotson and Aspect Huntley contributed $1.7 million of revenue to the Individual segment in the third quarter of 2006 and $2.6 million in the year-to-date period. Aspect Huntley contributed a significant portion of the revenue from acquisitions in the third quarter and accounted for about half of this revenue in the year-to-date period.

On a product level, about one-third of the increase in segment revenue in both periods was driven by growth in Morningstar.com, including Premium Membership and Internet advertising sales. The number of subscriptions for Morningstar.com Premium service continued to expand steadily, and Internet advertising sales growth remained strong. The number of subscriptions for Morningstar.com Premium service increased to 161,001 as of September 30, 2006, compared with 141,939 as of September 30, 2005.

In addition, in January 2006, we moderately increased subscription prices for Premium Membership. An increase in revenue related to Morningstar Equity Research, particularly in revenue associated with the Global Analyst Research Settlement, was another important driver behind revenue growth in this segment. In the first nine months of 2005, we provided research related to the Global Analyst Research Settlement under contracts with five investment banks. In September 2005, we entered into an agreement with a sixth investment bank to provide independent equity research under the terms of the settlement, which added incremental revenue in the first nine months of 2006 that we did not have in the same period in 2005. We’re also providing analyst coverage on a larger number of stocks compared with the same period last year.

In the third quarter of 2006, operating income for the Individual segment increased $2.0 million compared with the prior-year quarter. In the first nine months of 2006, Individual segment operating income increased $6.8 million from the same period in 2005. The increase in operating income reflects revenue growth that flowed through to operating income because of more modest growth in operating expense. This modest growth in operating expense mainly included higher compensation-related expense, including bonuses, particularly in cost of goods sold. Hiring for our equity analyst team, whose compensation costs are included in cost of goods sold, contributed to this increase. The team expanded to 92 equity analysts as of September 30, 2006 compared with 86 as of September 30, 2005.

In the year-to-date period, stock-based compensation expense allocated to the Individual segment decreased $1.1 million, which partially offset the increase in compensation costs. Despite operating expense increasing in most categories, operating margin improved by 4.1 percentage points in the third quarter and 6.8 percentage points in the year-to-date period, reflecting the impact of higher revenue against the operating expense structure and, in the year-to-date period, a reduction in stock-based compensation expense.

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

Following our acquisition of Ibbotson, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. Following our acquisition of Aspect Huntley, this segment also includes software that we sell to financial planners and other market participants in Australia as well as investment conferences. In the first nine months of 2006 and 2005, this segment represented, before intersegment eliminations, 30.9% and 32.4%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$24,397	$18,593	31.2%		$70,468	$53,868	30.8%
Operating income	$7,719	$4,114	87.6%		$20,196	$10,936	84.7%
Operating margin (%)	31.6%	22.1%	9.5	pp	28.7%	20.3%	8.4	pp

In the third quarter of 2006, revenue for the Advisor segment increased $5.8 million compared with the third quarter of 2005, and revenue in the first nine months of 2006 increased $16.6 million from the prior-year period. Morningstar Advisor Workstation drove the majority of the revenue increase in both periods. We continued to see growth in the Enterprise Edition of Morningstar Advisor Workstation and  have continued to benefit from new and renewal contracts that were initiated in the past several quarters. Many contracts that were scheduled to expire during 2005 and 2006 renewed at higher contract values, reflecting both higher user counts and an increase in the amount of functionality licensed. We also recognized $1.3 million of one-time revenue during the third quarter of 2006 associated with eliminating a redundant license agreement following a client merger, which added to the increase in Advisor Workstation revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased to 121,179 as of September 30, 2006, compared with 102,606 as of September 30, 2005. Most of the license growth came from institutions that license a portion of Advisor Workstation, instead of the entire platform. Although the number of licenses increased compared with the same period last year, it declined slightly from the second quarter of 2006 because of the elimination of the redundant license, an annual reset based on usage, and a reduction in base users for one client renewal.

Acquisitions contributed $1.7 million and $4.7 million of revenue to the Advisor segment in the third quarter and year-to-date periods, respectively. In the third quarter, revenue contributed by acquisitions mainly included sales of certain Ibbotson software tools. In the year-to-date period, revenue contributed by acquisitions primarily reflects sales generated from Financial Communications materials used by financial advisors because a majority of the sales for this product typically occur in the first quarter of each year; Ibbotson software tools also contributed to revenue from acquisitions in the year-to-date period.  Morningstar Managed Portfolios also contributed to revenue growth in the segment in both periods, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $1.6 billion as of September 30, 2006, compared with $1.3 billion as of September 30, 2005. Principia revenue was essentially unchanged in both the third quarter and year-to-date periods. The number of subscriptions for Principia declined to 48,944 as of September 30, 2006, compared with 50,484 as of September 30, 2005. While the number of subscriptions declined, average revenue per subscription grew primarily because of an increase in the number of higher-priced advanced modules sold and previous price increases.

In the third quarter of 2006, operating income for the Advisor segment increased $3.6 million compared with the prior-year quarter, and increased $9.3 million in the first nine months of 2006 compared with the same period last year. The increase in operating income in both periods reflects growth in Advisor segment revenue that outpaced growth in operating expense. Operating expense in the third quarter of 2006 increased approximately $2.2 million, or 15.2%, compared with the third quarter of 2005, and increased $7.4 million, or 17.1%, in the first nine months of 2006 compared with the first nine months of 2005. In both the quarter and year-to-date period, costs of goods sold and sales and marketing expense contributed a good majority of the increase in operating expense, primarily reflecting incremental compensation costs related to additional headcount and increased bonus expense. In the year-to-date period, stock-based compensation expense decreased $0.8 million, partially offsetting expense increases in other areas. Operating margin in the third quarter and year-to-date periods improved by 9.5 percentage points and 8.4 percentage points, respectively, over the same periods in 2005 reflecting the impact of higher revenue against the operating cost structure. Our operating margin in the year-to-date period also benefited from the positive impact of lower stock-based compensation expense.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Research Annuity Center (formerly VARDS Online); and EnCorr, an asset allocation software package. Following our acquisition of Aspect Huntley, this segment now includes financial information as well as other data feeds on Australian stocks which we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August. In the first nine months of 2006 and 2005, this segment represented, before intersegment eliminations, 45.3% and 41.7%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics($000)	2006	2005	Change		2006	2005	Change
Revenue	$38,569	$24,063	60.3%		$103,437	$69,396	49.1%
Operating income	$9,661	$5,626	71.7%		$25,674	$13,647	88.1%
Operating margin (%)	25.0%	23.4%	1.6	pp	24.8%	19.7%	5.1	pp

In the third quarter of 2006, revenue for the Institutional segment increased $14.5 million compared with the third quarter of 2005, and year-to-date revenue increased $34.0 million from the same period in 2005. Acquisitions contributed $8.2 million and $15.5 million of revenue to this segment in the third quarter and year-to-date periods, respectively, mainly from Investment Consulting services and EnCorr. For the segment overall, revenue growth was primarily driven by Investment Consulting services, including asset allocation and investment selection for funds of funds. Revenue increased partly because we receive asset-based fees for our services, and assets under management in these client portfolios significantly increased. Incremental revenue added by Ibbotson contributed about half of the increase in Investment Consulting revenue in the quarter, and about 40% of the increase in the year-to-date period. We provided advisory services on approximately $47.6 billion in assets (including $35.0 billion from Morningstar Associates and $12.6 billion from Ibbotson Associates) as of September 30, 2006, compared with approximately $19.4 billion as of September 30, 2005 (Morningstar Associates only). In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

Excluding acquisitions, Licensed Data and Morningstar Direct were the next largest contributors to revenue growth in both the quarter and year-to-date periods. Both products benefited from expanded sales efforts in Europe and other international markets, as well as continued strength in the United States. The number of licenses for Morningstar Direct increased to 1,212 worldwide as of September 30, 2006 compared with 931 as of September 30, 2005.

EnCorr and Advice by Ibbotson were also significant contributors to revenue growth in the quarter and year-to-date periods. The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts, and we are now among the largest providers in this area. We had $7.2 billion in combined assets under management in the managed retirement accounts offered through Advice by Ibbotson ($6.7 billion) and Morningstar Retirement Manager ($513.7 million) as of September 30, 2006, compared with $225.9 million as of September 30, 2005.

In the third quarter of 2006, operating income for the Institutional segment increased $4.1 million compared with the prior-year quarter. In the year-to-date period, Institutional segment operating income increased $12.1 million. The increase in operating income in both periods was driven by higher segment revenue, driven by Investment Consulting. Operating expense increased $10.5 million, or 56.8%, in the third quarter compared with the prior-year quarter, and in the year-to-date period, operating expense increased $22.1 million, or 39.5%, compared with the same period in 2005. About 40% of the increase in operating expense was driven by higher cost of goods sold. Cost of goods sold increased mainly because of two factors. First, acquisitions contributed incremental costs, including $0.7 million and $1.9 million, respectively, of product implementation fees for Advice by Ibbotson incurred in the third quarter and year-to-date periods. Second, compensation-related expense, including bonuses, also increased. A significant portion of of incremental headcount added by recent acquisitions occurred in this segment, which contributed to higher compensation expense.

Operating expense also increased across the other expense categories in both the quarter and year-to-date periods, reflecting higher compensation and bonus expense and incremental operating expense from acquisitions. In the year-to-date period, stock-based compensation expense decreased $0.8 million, which partially offset higher expense in other areas. Operating margin in the third quarter increased by 1.6 percentage points over the prior-year quarter. In the year-to-date period, operating margin improved 5.1 percentage points. The increase in margin for the quarter reflects revenue growth that moderately outpaced growth in operating expense. Lower stock-based compensation expense also had a positive impact on operating margin for the year-to-date period.

Corporate and Eliminations

Corporate items and eliminations primarily include capitalized internal product development costs and related amortization expense as well as amortization expense related to intangible assets, mainly recorded as part of acquisition-related purchase price allocations. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics($000)	2006	2005	Change	2006	2005	Change
Capitalized internal product development costs	$—	$(164)	(100.0)%	$(176)	$(367)	(52.0)%
Depreciation and amortization	2,868	976	193.9%	6,667	2,968	124.6%
Other	(516)	129	NMF	(522)	136	NMF
Corporate items and eliminations	$2,352	$941	149.9%	$5,969	$2,737	118.1%

In both the third quarter and first nine months of 2006, corporate items and eliminations increased primarily because of amortization expense of $2.0 million and $4.1 million, respectively, related to intangible assets acquired with Ibbotson, Aspect Huntley, and the database division of InvestorForce. The increase in amortization expense was offset to a small extent in both periods by a decrease in amortization related to certain capitalized internal development costs that are now fully amortized. Other items in both the third quarter and year-to-date periods of 2006 primarily include a refund of sales taxes previously paid as part of our voluntary disclosure programs.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2006	2005	2006	2005
Equity in net income of unconsolidated entities	$1,100	$183	$2,405	$1,212

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd (Morningstar Korea), Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In the third quarter and first nine months of 2006, equity in net income of unconsolidated entities increased $0.9 million and $1.2 million, respectively. The increase in both periods primarily reflects an increase in equity income from MJKK. In the third quarter of 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $1.0 million. For more information about our investments in unconsolidated entities, refer to Note 7 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2006	2005	2006	2005
Interest income, net	$1,169	$892	$3,086	$1,946
Other income (loss), net	(31)	(46)	(343)	14
Non-operating income, net	$1,138	$846	$2,743	$1,960

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.3 million and $1.2 million in the third quarter and first nine months of 2006, respectively, compared with the same periods in the prior year. The increase in net interest income primarily reflects higher levels of cash, cash equivalents, and investments in the first nine months of 2006 compared with the first nine months of 2005.

Net other income (loss) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our international operations, royalty income from Morningstar Japan K.K., and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table presents our effective income tax expense rate:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2006	2005	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$21,675	$13,193	$59,937	$34,329
Equity in net income of unconsolidated entities	1,100	183	2,405	1,212
Total	$22,775	$13,376	$62,342	$35,541
Income tax expense	$9,228	$5,857	$24,450	$14,517
Effective income tax expense rate	40.5%	43.8%	39.2%	40.8%

Our effective income tax expense rate in the third quarter of 2006 decreased 3.3 percentage points compared with the same period in 2005. In the first nine months of 2006, our effective income tax expense rate decreased 1.6 percentage points compared with the prior-year period. Our effective tax rate in both the third quarter and year-to-date periods reflects an increase in the benefits we received related to disqualifying dispositions for incentive stock options. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit in the period that the disqualifying disposition occurs.  Additional income tax expense related to certain operations outside of the United States recorded in the second quarter of 2006 partially offset the tax benefit of the disqualifying dispositions.

The effective tax rate in the first nine months of 2005 reflects the fact that in the first quarter of 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. Because the incentive stock options were fully vested by March 31, 2005 and because we no longer account for options under the liability method subsequent to our initial public offering, we did not record any stock-based compensation expense related to incentive stock options in the first nine months of 2006. The impact of incentive stock options was partially offset by a deferred income tax benefit of $0.7 million we recorded in the second quarter of 2005 related to research and development expenses due to a change in U.S. tax regulations, resulting in a one-time reduction of our effective income tax expense rate in 2005.

In 2006 and 2005, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year these non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

Cash and Cash Equivalents

As of September 30, 2006, we had cash, cash equivalents, and investments of $124.3 million, a decrease of $28.9 million compared with $153.2 million as of December 31, 2005. The decrease primarily reflects $86.4 million used to acquire Ibbotson in March 2006; $20.5 million used to acquire Aspect Huntley in July 2006; $10.0 million used to acquire the database division of InvestorForce in August 2006; and $22.4 million of annual bonus payments that were made in the first quarter of 2006. These decreases in cash, cash equivalents, and investments were partially offset by $69.0 million of cash flow provided by operating activities and $22.0 million of cash provided by financing activities in the first nine months of 2006.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In the first nine months of 2006, cash provided by operating activities was $69.0 million, compared with $29.9 million in the first nine months of 2005. The increase of $39.1 million in operating cash flows mainly reflects an increase in net income and an increase in income taxes payable. In the first nine months of 2006, we made $3.5 million of income tax payments, compared with $15.5 million in the first nine months of 2005. As part of the Ibbotson purchase price allocation, we recorded a reduction to income taxes payable of $12.8 million. This income tax benefit, primarily related to the payments for the cancellation of Ibbotson’s stock options, was fully used during the first half of 2006, reducing the amount we paid for income taxes. This cash income tax benefit did not impact our income tax expense or net income in the first nine months of 2006. We will not receive additional cash tax benefits from the Ibbotson acquisition, and therefore, we have increased our income taxes payable in anticipation of fourth quarter income tax payments.

An increase in accrued bonuses related to the current year’s performance and an increase in deferred revenue also contributed to the growth in cash flow provided by operating activities during the first nine months of 2006. Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our balance sheet. As of September 30, 2006 and December 31, 2005, our deferred revenue was $92.8 million and $71.2 million, respectively. An increase in bonus payments made in the first nine months of 2006 partially offset these increases. In the first nine months of 2006, we made annual bonus payments of approximately $23.0 million, compared with $18.0 million of bonus payments made in the same period in 2005. The higher bonuses in 2006 were the result of strong 2005 operating performance. We made $0.6 million of bonus payments in the third quarter of 2006 to certain Ibbotson employees.

We have an obligation to pay up to approximately $2.2 million under a Deferred Compensation Agreement (the Agreement) with Don Phillips, an executive officer, as discussed in Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements. Under the terms of the Agreement, on any date that Don exercises the right to purchase shares under the 1999 Plan, we will pay him $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. As detailed below in the Rule 10b5-1 Plans section, in May 2006, Don entered into a Rule 10b5-1 plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises in 2006 and 2007. As these stock options are exercised, we will make payments to him as prescribed by the Agreement, which, if all 450,000 stock options are exercised, would total approximately $1.2 million. Don sold 80,000 shares during the first nine months of 2006, and we made corresponding payments to him in accordance with the Agreement.

Cash Used for Investing Activities

In the first nine months of 2006, cash used for investing activities was $112.2 million, compared with $10.9 million in the first nine months of 2005. The increase was largely driven by cash used for acquisitions. Cash used for acquisitions, net of cash acquired, was $116.9 million in the first nine months of 2006 and $8.2 million in the first nine months of 2005. In March 2006, we acquired Ibbotson; in July 2006, we acquired Aspect Huntley; and in August 2006, we acquired the database division of InvestorForce. In January 2005, we acquired VARDS from Finetre Corporation. We anticipate making additional purchase price payments related to Aspect Huntley of approximately $2.1 million, the majority of which will be paid in the third quarter of 2007.

In the first nine months of 2006, proceeds from sales of investments exceeded purchases of investments by $7.9 million, resulting in a reallocation from investments to cash and cash equivalents. In the first nine months of 2005, proceeds from the sale of investments exceeded purchases of investments by $0.9 million. As of September 30, 2006 and December 31, 2005, our investments, consisting primarily of fixed-income securities, were $53.1 million and $60.8 million, respectively.

Capital expenditures were $2.9 million in the first nine months of 2006, compared with $3.6 million in the prior-year period. Our capital expenditures primarily consisted of leasehold improvements, computer hardware, and capitalized internal product development costs. We anticipate that our capital expenditures in 2006 will be approximately $6.0 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $22.0 million in the first nine months of 2006, primarily reflecting proceeds received from stock option exercises. In the first nine months of 2006, we received proceeds of $13.2 million from stock option exercises. We also recognized $8.8 million of excess tax benefits from stock option exercises in the first nine months of 2006. We adopted SFAS No. 123(R), Shared-Based Payment, on January 1, 2006; the new standard requires that we record excess tax benefits from stock option exercises as a financing activity, instead of as an operating activity. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant.

In the first nine months of 2005, cash provided by financing activities was $22.1 million, primarily reflecting proceeds received from our initial public offering. In the second quarter of 2005, we recorded $18.1 million of net proceeds from our initial public offering. These proceeds resulted from the underwriter’s exercise of its over-allotment option based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses. In addition, in the first nine months of 2005, we received proceeds of $4.0 million from stock option exercises.

Acquisitions

Institutional Hedge Fund and Separate Account Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.0 million in cash, including transaction costs. This acquisition includes both the Altvest database, one of the first and largest databases covering hedge funds, managers, and data, along with InvestorForce’s extensive institutional separate account database. It also includes several online software applications for manager search, research, and reporting. We began including the results of the database division of InvestorForce’s operations in our Condensed Consolidated Financial Statements on August 1, 2006. We believe that this acquisition will strengthen our proprietary investment data and allow us to continue offering one of the largest, most comprehensive databases.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30.0 million in cash, of which Australian $2.0 million will be paid in 2007 subject to post-closing and working capital adjustments. In the third quarter of 2006, the cash paid for Aspect Huntley, including transaction costs, was U.S. $20.5 million (net of $0.9 million of cash acquired). We began including the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements on July 25, 2006. This acquisition fits with our growth strategy to expand our products and services internationally. The key benefit of this acquisition is the combination of Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia. We believe this acquisition will significantly expand the breadth and quality of services we can deliver to individuals, advisors, and institutions and will offer Australian investors one place to obtain their investment information and research.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $83.0 million in cash, plus an additional $3.4 million for working capital and other items, net of cash acquired. We began including the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements on March 1, 2006. This acquisition fits several of Morningstar’s growth strategies and broadens our reach in the areas of investment consulting, managed retirement accounts, and institutional and advisor software.

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

Prior to our adoption of SFAS 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits were $8.8 million in the first nine months of 2006, and $1.1 million in the first nine months of 2005. Refer to Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our adoption of SFAS No. 123(R) and our accounting for stock options.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, we will adopt SAB 108 in the fourth quarter of 2006. We do not anticipate that SAB 108 will have an impact on our financial statements.

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

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions.

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 plans entered into by our directors and executive officers that were in effect on November 1, 2006:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through November 1, 2006	Projected Beneficial Ownership(1)
Joe Mansueto(2) Chairman and Chief Executive Officer	05/09/06	12/29/06	700,000	Up to 100,000 shares to be sold during June 2006, and up to 300,000 shares to be sold during each of the fiscal quarters ending September 30, 2006 and December 31, 2006	400,000	29,297,000
Bevin Desmond President, International Business	06/28/06	12/31/06	123,750	Up to 123,750 shares to be sold	—	62,036
Cheryl Francis Director	05/09/06	12/31/06	20,000	Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price	14,000	64,000
Tao Huang Chief Operating Officer	05/15/06	02/28/07	70,000	Monthly increments of up to 10,000 shares	—	1,432,803
Steve Kaplan Director	05/10/06	12/09/06	44,000	Monthly increments of up to 7,000 shares, except for the last month which will be 9,000 shares	35,000	88,000
Jack Noonan Director	08/22/06	12/10/07	60,000	Monthly increments of up to 4,000 shares	4,000	72,000
Don Phillips Managing Director	05/09/06	08/26/07	450,000	Semimonthly increments of up to 15,000 shares	100,000	1,377,484

(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under his or her Rule 10b5-1 plan identified above. This information reflects the beneficial ownership of our common stock on September 30, 2006, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2006. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2006. Directors and executive officers identified in the table may amend or terminate their Rule 10b5-1 plans and may adopt additional Rule 10b5-1 plans in the future.

(2) On April 7, 2006, we announced that Joe Mansueto, our chairman and chief executive officer, would establish a Rule 10b5-1 plan and that he intends to sell up to 1.2 million shares, or 4% of his total shares, during a 12-month period beginning in June 2006. The 700,000 shares subject to his Rule 10b5-1 plan reflect the portion of the shares to be sold by December 29, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. As of September 30, 2006, our investments, consisting primarily of fixed-income securities, were $53.1 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.1 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

MORNINGSTAR, INC.

Date: November 9, 2006	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer