Form 10-K
period 2006-12-31
Morningstar, Inc.
filed 2007-03-16
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to.

Commission File Number: 000-51280

MORNINGSTAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

225 West Wacker Drive
Chicago, Illinois
60606-6303

(Address of Principal Executive Offices)

(312) 696-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

Large accelerated filer	☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2006 was $442,359,063.

As of March 1, 2007, there were 42,392,526 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. Our company also provides asset management services for advisors, institutions, and retirement plan participants. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, and Europe. Morningstar serves more than 5.2 million individual investors, 210,000 financial advisors, and 1,700 institutional clients. We have operations in 15 countries and hold minority ownership positions in companies located in three other countries.

We maintain a series of comprehensive databases on 10 key types of investments that are widely used by investors globally. After building these databases, we add additional value and insight to the data by investing in our core skills of research, technology, and design. As of December 31, 2006, we provided extensive data on more than:

•                  18,000 mutual fund share classes in the United States;

•                  78,000 mutual funds and similar vehicles in international markets;

•                  11,000 stocks;

•                  6,000 hedge funds;

•                  6,000 separate accounts and collective investment trusts;

•                  62,000 variable annuity/life subaccounts and policies;

•                  4,000 pension and life funds;

•                  700 exchange-traded funds;

•                  700 closed-end funds;

•                  80 state-sponsored college savings plans (commonly known as Section 529 College Savings Plans); and

•                  80 years of capital markets data capturing performance of 18 market indexes.

Our business model is based on leveraging our investments in the databases we maintain. We earn returns on these investments by selling a wide variety of products in multiple media to three key market segments around the world.

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund’s underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We’ve created other tools, such as the Ownership Zones, Sector Deltas, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. We developed a Portfolio X-Ray tool that helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

More recently, we’ve expanded our research efforts on individual stocks and have worked to popularize the concepts of economic moat, a measure of competitive advantage, and margin of safety, which reflects the size of the discount in a stock’s price relative to its estimated value. The Morningstar Rating for stocks is based on the stock’s current price relative to our analyst-generated fair value estimates, as well as the company’s level of business risk and economic moat. We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify stocks and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors’ capital.

In 2006, we introduced the Morningstar Investor Return measure, which incorporates the impact of cash flows from purchases and sales as well as growth in fund assets to capture how the average investor fared in a fund over a period of time.

We’ve also developed in-depth advice on security selection and portfolio building to meet the needs of investors looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

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

Growth Strategies

We operate our business in three global segments: Individual, Advisor, and Institutional. Our mission is to create great products that help investors reach their financial goals. In keeping with our mission, we are pursuing four key growth strategies, which we describe below. We review our growth strategies on a regular basis and refine them as we monitor changes in the business. If you compare the growth strategies we outlined last year with what we describe below, you’ll see that we’re no longer including Morningstar Retirement Manager as one of our major Internet platforms. Instead, we are including all of our retirement advice solutions (including Morningstar Retirement Manager and Advice by Ibbotson) as part of our second growth strategy, which is to become a global leader in funds-of-funds investment management. Separately, we added retirement income tools as one of the core capabilities we plan to focus on for our third growth strategy, expanding the range of services we offer in each of our operating segments. We’ve maintained our fourth growth strategy, expanding our international brand presence, products, and services.

1.             Enhance our position in each of our three operating segments by focusing on our three major Internet-based platforms.

We believe that individual investors, financial advisors, and institutional clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To help meet the market need for integrated solutions, one of our key strategies is to focus our product offerings on our three major platforms:

•  Morningstar.com for individual investors;

•  Morningstar Advisor Workstation for financial advisors; and

•  Morningstar Direct for institutional investment research professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. We believe we can achieve deeper penetration of our current audiences with each of these platforms, as well as extend their reach to new customers. With Morningstar.com, we’re focusing on expanding beyond our core audience of mutual fund investors by adding more stock investors and continuing to expand our reach with our core audience of experienced and engaged investors. Over the next several years, we plan to intensify and improve the Morningstar.com customer experience by upgrading the site’s content, speed, and relevance to all users. With Advisor Workstation, we plan to build on our large installed base by continuing to add functionality, such as portfolio accounting, client management, and retirement income tools, which will help us reach more advisors around the world. With Morningstar Direct, we plan to continue an aggressive development program to provide data and analysis on securities and investments around the world. We’re focusing on expanding functionality, selling more licenses to existing clients, and expanding to reach new clients.

2.             Become a global leader in funds-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, funds-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets—including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors—totaled more than $1.3 trillion as of December 31, 2005. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

Our investment management programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors and financial advisors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds to combine quantitative research with a qualitative assessment of manager skill and investment style.

Morningstar Managed Portfolios, which we introduced in 2001, is a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet specific investment time horizons and risk levels. We also offer a managed account service as part of our Retirement Advice platform, which includes Morningstar Retirement Manager and Advice by Ibbotson. We offer these managed accounts for retirement plan participants who choose to delegate management of their portfolios to our investment professionals, who select investment options and make retirement planning choices for the participants. We believe that retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning. In addition, the Pension Protection Act of 2006 may encourage plan sponsors to adopt managed accounts as a default investment option. For more information about the Pension Protection Act, see the Industry Overview section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the assets we manage directly, we had a total of $55.5 billion in assets under advisement in our Investment Consulting business as of December 31, 2006. We significantly expanded our assets under advisement in 2006, reflecting growth in our existing business as well as new assets acquired from Ibbotson Associates. Our consulting business includes consulting relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis point fee. We see continued potential to develop this part of our business, including in markets outside the United States.

3.             Expand the range of services we offer investors, financial advisors, and institutional clients.

We plan to expand our product offerings to better meet the needs of investors. We plan to continue building new databases for additional types of investments, including hedge funds, various types of funds outside the United States, and other widely used investment products. We expect to continue expanding our product offerings in three primary areas:

•                  Expand and leverage our stock-research capabilities. Our equity research complements our approach to mutual fund analysis, which has historically focused on analyzing the individual stocks that make up each fund’s portfolio. Over the past several years, we’ve significantly expanded our equity research coverage. As of December 31, 2006, we provided analyst research on more than 1,800 companies. We’ve continued to focus on building both depth and breadth of coverage by adding additional coverage on foreign stocks, small-cap stocks, initial public offerings, master limited partnerships, and other areas. We currently have agreements with six major investment banks to provide research under the terms of the Global Analyst Research Settlement, which covers the five-year period ending in July 2009. We’re continuing to pursue opportunities to distribute our equity research through a variety of other channels, including through financial advisors, buy-side firms, and outside of the United States. We believe that investors’ increasing awareness of the value of independent research will strengthen our business over the long term;

•                  Expand our capabilities in hedge fund research. We plan to continue expanding our research and data on hedge funds with the goal of making the hedge fund industry more transparent to investors. Hedge funds worldwide held more than $1.4 trillion in investor assets as of December 31, 2006, according to a report published by Hennessee Group in March 2007. Offering data on hedge funds is a natural extension of our work on other managed investment vehicles. We introduced our hedge fund database in early 2005 and provided data on about 3,000 hedge funds as of mid-2006. After adding the hedge fund data acquired from the InvestorForce database (described in more detail below), we now provide comprehensive data on more than 6,000 hedge funds. We began offering hedge fund analyst reports on Morningstar.com and through Morningstar Direct in 2006 and have added hedge fund data to several of our products; and

•                  Build retirement income capabilities. As the baby boom generation approaches retirement, we believe many investors will need more information to help them manage income during retirement. We believe these trends will lead to a greater need for information and tools focusing on retirement income planning and long-term savings strategies. In October 2006, we launched Retirement Income Strategist, a Web-based financial planning tool that allows financial advisors to create comprehensive income analyses for clients who are in or approaching retirement. We currently offer Retirement Income Strategist as part of our Advisor Workstation platform and plan to incorporate retirement income tools in other products over the next several years.

4.             Expand our international brand presence, products, and services.

Over the past several years, we have expanded our product offerings outside the United States. In July 2006, we increased our presence in Australia when we acquired Aspect Huntley, which we describe in more detail below. Our non-U.S. operations generated $44.3 million in revenue in 2006, including $8.3 million from acquisitions, compared with $29.4 million in 2005. We plan to continue expanding our non-U.S. operations to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world’s investable assets are located outside of the United States, we believe there are significant opportunities for us in non-U.S. markets. Our strategy is to focus our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct. We also plan to increase our sales staff, build a larger analyst team outside the United States, and explore new markets, such as India and Latin America.

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

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.1 million in cash. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. This acquisition allowed us to strengthen and expand our proprietary investment data.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for $23.4 million in cash. This acquisition fit our growth strategy to expand our products and services outside the United States and allowed us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a firm specializing in asset allocation research and services, for $86.5 million in cash. Ibbotson’s key products and services include:

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

•                  a long-term database of capital market returns;

•                  training and educational services; and

•                  the Stocks, Bonds, Bills, and Inflation Yearbook annual reference guides.

The Ibbotson acquisition complemented our growth strategies in several key areas, including investment consulting, managed retirement accounts, and institutional and advisor software.

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

The table below shows our revenue by business segment for each of the past three years:

	2006		2005		2004
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Individual	$80,706	25.6%	$63,448	27.9%	$46,996	26.2%
Advisor	94,694	30.0	72,689	32.0	60,880	33.9
Institutional	146,085	46.4	95,947	42.2	78,402	43.6
Elimination of intersegment revenue	(6,310)	(2.0)	(4,970)	(2.1)	(6,620)	(3.7)
Consolidated revenue	$315,175	100.0%	$227,114	100.0%	$179,658	100.0%

For information on segment operating income (loss), refer to Note 5 of the Notes to our Consolidated Financial Statements.

Individual Segment

For individual investors, our largest product based on revenue is our U.S.-based Web site, Morningstar.com, which includes our Premium Membership service and sales of Internet advertising space. Morningstar is a leading provider of broad-based, innovative investment research, and Morningstar.com has received several positive reviews from major business publications such as Barron’s, Forbes, and The Wall Street Journal. Our Individual business segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through the Premium Membership service on Morningstar.com. Our independent equity research is currently distributed through six major investment banks to meet the requirement for independent research under the Global Analyst Research Settlement, which covers the five-year period ending in July 2009. In addition, we distribute our research to several other companies who provide our analyst reports and research to their affiliated financial advisors or to individual investors.

We also offer several print and online publications focusing on stocks, mutual funds, personal finance, and other investing topics. We sell several investment newsletters, including Morningstar FundInvestor and Morningstar StockInvestor and annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. Since we acquired Aspect Huntley in July 2006, this segment has also included several newsletters and other publications for Australian investors. In 2006, about 5% of Individual segment revenue was from outside of the United States.

We offer free local Web sites for individual investors in Australia, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, the Netherlands, New Zealand, Norway, People’s Republic of China, Spain, Sweden, Switzerland, Thailand, and the United Kingdom. Our Web sites and individual investor publications reach more than 5.2 million investors worldwide.

Within the Individual business segment, most of our products target experienced investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners. Our client base in this segment consists of more than 260,000 paying customers, including 165,957 Premium members of Morningstar.com and 95,000 subscribers who purchase our investment newsletters designed for individual investors. In addition to this customer base, approximately 3,800 public and private libraries in the United States subscribe to our services. We also offer a series of books and workbooks about investing, as well as formatted printable reports on individual securities.

We promote our individual investor products primarily through traditional direct mail, e-mail, promotions on our 20 investor Web sites worldwide, public relations, and advertising on related Web sites.

Our strategy is to increase the number of investors who sign up for Morningstar.com Premium Membership by continuing to develop and promote Premium content such as analyst reports, Fund Analyst Picks and Pans, and value-added portfolio tools, which we market to registered users and other investors. As a core marketing strategy for Morningstar.com, we use search marketing. This includes working to optimize our site’s ranking in the search results that appear when users search for information about investing and purchasing advertisements on third-party sites such as Yahoo! and Google based on key words that can bring investors to relevant content on Morningstar.com.

In our Individual business segment, we compete with the personal finance Web sites of AOL Money & Finance, CNN Money, Google Finance, MarketWatch, MSN Money, The Motley Fool, SmartMoney.com, The Street.com, The Wall Street Journal Online, and Yahoo! Finance. Our print publications compete with Agora Publishing, Forbes, The Motley Fool, Phillips Investment Resources, and Value Line.

We believe our Individual segment has a modest amount of seasonality. The first quarter tends to show more sales activity for Premium Membership on Morningstar.com and other products such as our annual reference guides, including the Stocks, Bonds, Bills, and Inflation Yearbook. Sales in our Individual segment tend to be slightly lower over the spring and summer months. However, our diversified product base and recognizing revenue ratably over the term of each subscription moderates the impact of this seasonality.

Our largest customer in the Individual segment made up less than 10% of segment revenue in 2006.

Morningstar.com

Our largest Web site for individual investors is Morningstar.com in the United States. As of December 31, 2006, the free membership services offered through Morningstar.com had more than 5.1 million registered users worldwide, who have access to comprehensive data on individual stocks, mutual funds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, Morningstar articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray, which helps investors reduce risk and understand key characteristics of their portfolios, and a variety of other portfolio tools.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,800 stocks, 2,000 mutual funds, and 140 exchange-traded funds, as well as Analyst Picks and Pans, Stewardship Grades, and Premium Stock and Fund Screeners. We currently offer Premium Membership services only in the United States.

To help draw investors deeper into Morningstar.com, in 2006 we added more news, alerts, and video segments, mainly focusing on stocks. We also introduced a Personal Returns measure within Morningstar.com’s Portfolio Manager tool to give investors a more accurate picture of their portfolios’ investment performance after taking into account all transactions and fees.

As of December 31, 2006, we had 165,957 paid Premium subscribers for Morningstar.com. We currently charge $15.95 for a monthly subscription, $145 for an annual subscription, $245 for a two-year subscription, and $345 for a three-year subscription for Morningstar.com’s Premium service. We also sell advertising space on Morningstar.com.

Morningstar.com is one of our five largest products based on revenue and was our largest product in the Individual segment in 2006. This product accounted for 9.9%, 11.2%, and 11.5% of our consolidated revenue in 2006, 2005, and 2004, respectively.

Morningstar Equity Research

As of December 31, 2006, we offered independent equity research on more than 1,800 companies. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm’s competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, we create an analyst-generated fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company’s economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company’s competitive advantage relative to other companies. For the remaining 5,500 stocks included in our database, we offer quantitatively generated grades for growth, profitability, and financial health, as well as an explanation of the company’s business operations. We currently deliver our equity research to individual investors as part of our Premium Membership service on Morningstar.com and to six major investment banks under the terms of the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

We have significantly expanded our equity research coverage over the past several years. We currently provide analyst reports on virtually all of the most widely held stocks in the S&P 500 index. Our coverage list includes more than 99% of the market value of the common shares outstanding for companies included in this market benchmark. We continue to expand our analyst staff to support these research efforts and had 95 stock analysts in the United States as of December 31, 2006, compared with 87 as of December 31, 2005.

We continue to focus on building our competitive advantage by expanding the breadth and depth of our equity coverage. As part of this effort, in 2006 we increased coverage of areas such as smaller-sized stocks, initial public offerings, non-U.S. stocks, and master limited partnerships. We also introduced a new discounted cash-flow (DCF) model for valuing banks in 2006. In addition, we established an analyst presence in London and Shenzhen and used this local expertise to begin covering companies based in Europe and China. We had 113 stock analysts worldwide as of December 31, 2006.

Pricing for Morningstar Equity Research that we deliver related to the Global Analyst Research Settlement or for other institutional clients varies based on the level of distribution, the number of securities covered, the amount of custom coverage required, and the length of the contract term. Morningstar Equity Research, which primarily consists of research related to the Global Analyst Research Settlement, was the second-largest product in the Individual segment based on revenue in 2006, following Morningstar.com.

Morningstar Mutual Funds

Morningstar Mutual Funds is a reference publication that features our signature one-page reports on approximately 1,600 mutual funds. These reports contain historical performance data, portfolio statistics, proprietary measurement tools, and analyst reports. Twice a month, subscribers receive updated reports for approximately 160 of the covered funds, along with news, analyst commentary, industry research, and summary performance data for all 1,600 funds. Subscribers can also access a Web-based version for the most current information. We charge $549 for a one-year subscription to Morningstar Mutual Funds.

Morningstar FundInvestor

Morningstar FundInvestor is a monthly newsletter that provides information and insight on 500 of the most popular mutual funds. It also includes a list of 175 Analyst Picks—hand-selected funds that our analysts think are the most compelling for long-term investors. Each monthly issue contains extensive data, ideas on building better portfolios, news on current developments and changes within the fund industry, and proprietary research and ratings. Morningstar FundInvestor also features three mutual fund portfolios constructed and updated by Morningstar’s senior analyst team. We charge $99 for a one-year subscription to Morningstar FundInvestor.

Morningstar StockInvestor

Morningstar StockInvestor is a monthly newsletter that focuses on companies with strong competitive positions and stock prices that we believe are low enough to provide investors with a margin of safety. Each issue includes updates on two model portfolios: a Tortoise portfolio designed for conservative investors and a Hare portfolio designed for more risk-tolerant investors. Other key features include articles on international investing ideas, notes from company visits, bull/bear debates on high-profile companies, and the Morningstar Bellwether 50, a watch list of 50 dominant companies with wide economic moats, or competitive advantages. Each issue also offers ideas about how investors can improve their stock selection and learn from leading portfolio managers. We charge $109 for a one-year subscription to Morningstar StockInvestor.

Stocks, Bonds, Bills, and Inflation Yearbook

The Stocks, Bonds, Bills, and Inflation Yearbook is the definitive study of historical capital markets data in the United States. Used by advisors, financial planners, and brokers to analyze asset class performance, the yearbook contains total returns and index values dating back to 1926 for large and small company stocks, long-term corporate bonds, long- and intermediate-term government bonds, Treasury bills, and inflation. Optional reports supplement the yearbook on a monthly, quarterly, or semiannual basis. We charge $120 for the annual book, or higher amounts for the optional updates.

In addition to the products described above, we offer several other investment newsletters and a series of books about investing in stocks and mutual funds, which are available directly from us and in bookstores. In response to greater investor interest in exchange-traded funds, we introduced a new newsletter, Morningstar ETFInvestor, in 2006. We also introduced a new annual softcover reference guide on exchange-traded funds, the Morningstar ETFs 100, which we’ve now expanded to become the Morningstar ETFs 150.

Following the Aspect Huntley acquisition, our Individual segment also includes several publications for investors in Australia, including IFA Magazine, Australia’s leading magazine for independent financial advisors; Your Money Weekly, which focuses on the larger companies listed in Australia; and Smaller Companies Guide, a weekly newsletter with investment recommendations and portfolio ideas focusing on smaller-sized stocks.

Advisor Segment

For financial advisors, our largest products based on revenue are Morningstar Advisor Workstation, a comprehensive Web-based investment planning system, and Principia, our CD-ROM-based investment research and planning software. We also offer Morningstar Managed Portfolios, a fee-based discretionary asset management program distributed exclusively through financial advisors. Our advisor products are integrated into the daily operations and research processes of many financial advisors who use our research and tools to provide guidance for individual investors. According to a report published in January 2005 by the consulting firm Tiburon Strategic Advisors, Morningstar was ranked as the leading provider of investment research and data, financial planning software, and asset allocation software among approximately 1,500 independent financial advisors surveyed.

We sell our advisor-related products both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing enterprise to use our products. Most of our license agreements in the Advisor segment have terms ranging from one to three years. As of December 31, 2006, we had established relationships with more than 170,000 financial advisors in the United States and approximately 40,000 financial advisors in international markets. Approximately 12% of our Advisor segment revenue was from international sales in 2006. In addition to the U.S. versions of our Advisor products, we offer products for financial advisors in a variety of other countries. For example, we have versions of Advisor Workstation tailored to markets in Asia, Australia, Canada, and Europe, and we offer a product similar to Principia in Canada.

Our products for advisors are sold primarily through our sales force, with promotional support from direct mail, online and print advertising, public relations, and conference exhibits. We also use the annual Morningstar Investment Conference to promote our offerings for advisors. We believe that there are opportunities to increase Advisor Workstation sales by attracting additional brokerage firms and investment advisors and increasing revenue per license from existing clients by expanding the amount of functionality licensed. We also plan to continue expanding our offerings for financial advisors outside the United States. Our primary competitors in the Advisor segment include Standard & Poor’s, SunGard, and Thomson Financial Services. For Morningstar Managed Portfolios, our primary competitors are AssetMark, Brinker Capital, Envestnet PMC, Fundquest, and SEI Investments.

In the Advisor segment, sequential revenue growth tends to be higher in the second quarter because our annual investment conference is held in June. Sales for Financial Communications materials have also shown some seasonal patterns, with a relatively larger percentage of annual sales occurring in the first quarter. Other products in this segment generally have not shown marked seasonality.

Our largest customer in this segment accounted for less than 5% of segment revenue in 2006.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a Web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentation. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm’s back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, exchange-traded funds, hedge funds, and closed-end funds. As of December 31, 2006, nearly 154,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. We generally charge $5,000 per year for the Office Edition. Pricing for the Enterprise Edition varies based on the number of users, as well as the level of functionality offered, and generally ranges between $80 and $2,800 per licensed user.

In 2006, we introduced several new components for Advisor Workstation Enterprise Edition. These modules can be purchased as stand-alone products or combined as part of a full Workstation license and include:

•                  Morningstar Retirement Income Strategist, a Web-based financial planning tool that helps advisors analyze retirement income for clients who are retired or nearing retirement. Retirement Income Strategist helps advisors analyze whether an individual’s savings will last during retirement and explore alternative scenarios for sustaining income during retirement;

•                  Retirement Income Education Center, a Web site offering educational content and tools about retirement income for financial advisors affiliated with institutions;

•                  Morningstar Portfolio Builder, which provides advisors with a clearly defined step-by-step process for efficiently creating portfolio proposals to present to clients. Advisors can use Portfolio Builder to construct a portfolio with an appropriate investment mix based on preset asset allocation models and investments as well as a client’s current holdings, risk tolerance, and other information;

•                  A global version of our Hypothetical Illustrator tool, which helps advisors explain an investment or portfolio strategy to a client by analyzing past performance in relation to a benchmark or competing investment; and

•                  529 Suitability Manager, which helps advisors create disclosure reports that communicate the fees and state tax benefits associated with 529 college savings plans.

In addition, we added portfolio accounting and reporting capabilities to Advisor Workstation Office Edition. The new system includes importing, portfolio tracking, performance reporting, and accounting functionality, and it allows financial advisors to easily merge client accounting reports with Morningstar’s investment data and portfolio analytics. We also added hedge fund and offshore fund data to Advisor Workstation in 2006.

Morningstar Advisor Workstation is one of our five largest products based on revenue and made up 13.7%, 12.9%, and 10.8% of our consolidated revenue in 2006, 2005, and 2004, respectively.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 47,835 subscriptions as of December 31, 2006. The modules offered in Principia provide data on mutual funds, stocks, separate accounts, variable annuity/life subaccounts, exchange-traded funds, closed-end funds, and defined contribution plans. Each module is available separately or together in a CD-ROM format and features searching, screening, and ranking tools. Principia allows advisors to create integrated portfolios for clients and offers three-page Portfolio Snapshot reports that provide a comprehensive picture of the client’s portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients. Principia prices generally range from approximately $635 per year for monthly updates on one investment database to $2,925 per year for monthly updates on the complete package spanning all investment universes. Pricing for Principia Enterprise licenses varies based on the investment universes selected, level of functionality, and number of users and generally starts at about $655 per user.

In 2006, we added a Variable Annuity Advanced module to the Principia product line, which provides additional policy-level information on each variable annuity contract in our database. This additional information became available through our acquisition of VARDS.

Principia is one of our five largest products based on revenue and accounted for 9.1%, 12.7%, and 16.3% of our consolidated revenue in 2006, 2005, and 2004, respectively.

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

We introduced the Morningstar Managed Portfolios program in 2001 and had approximately $1.8 billion in assets under management as of December 31, 2006. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client’s average daily portfolio balance and generally ranges from 0.20% to 0.40% of assets.

The Morningstar Managed Portfolios program is offered through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the National Association of Securities Dealers (NASD), and wholly owned subsidiary of Morningstar, Inc.

In addition to the products described above, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts. The materials include our SBBI Kit, which is a collection of presentation materials based on Ibbotson Associates’ Stocks, Bonds, Bills, and Inflation research.

Institutional Segment

For institutional clients, our largest products and services based on revenue include:

•                  Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities;

•                  Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds;

•                  Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms;

•                  Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software;

•                  Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database;

•                  Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; and

•                  Morningstar EnCorr, an asset allocation software package.

With the addition of Aspect Huntley, this segment now includes financial information as well as other data feeds on Australian stocks, which we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce.

As of December 31, 2006, we served approximately 1,700 clients through our Institutional segment, including banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan sponsors and providers. We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. Across the Institutional segment, we’ve established relationships with many of the largest companies in the financial services industry, including Fidelity, MetLife, Nationwide, and Prudential. Approximately 20% of our institutional sales are to clients located outside of the United States—primarily in Australia, Canada, and various countries in Europe. We typically sell our institutional products based on a contract term of one to three years.

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

For Licensed Data and Investment Profiles & Guides, our primary competitors are FactSet Research Systems, Lipper, Standard & Poor’s, and Thomson Financial. For Morningstar Direct, our primary competitors are eVestment Alliance, Informa, Lipper, Strategic Insight, and Zephyr Management. Our Investment Consulting business competes primarily with Lipper, Standard & Poor’s, and Wilshire, as well as some smaller competitors in the retirement consulting business. In the retirement advice market, we compete primarily with Financial Engines and Promanage.

Most products within our Institutional segment have not shown pronounced seasonality.

Our largest customer in the Institutional segment accounted for approximately 10% of segment revenue in 2006.

Investment Consulting

Our Investment Consulting area provides a broad range of services, many of which involve investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities. Our investment professionals evaluate investment plans, recommend strategies, help set investment policies, develop asset allocation programs, construct portfolios, and monitor ongoing performance. We offer these consulting services to clients in the United States, Asia, Australia, Canada, and Europe, including insurance companies, investment management companies, mutual fund companies, and broker-dealers. We also provide services for retirement plan sponsors and providers, including developing plan lineups, creating investment policy statements, and monitoring investment performance.

Our team of investment consultants draws on both quantitative research tools and qualitative expertise to assess investment programs, provide detailed analysis of performance and portfolio characteristics, and make comprehensive recommendations for improvement. We also offer investment manager search services. Our staff combines the depth of Morningstar’s historical fundamental databases with detailed investment knowledge and investment experience to recommend qualified candidates for subadvisory firms, mutual fund managers, variable insurance trust managers, and separate account managers. Our investment monitoring services include analyst reports, customizable board reports, select lists, watch lists, and in-depth attribution analysis. Pricing for our consulting services is based on the scope of work and the level of service required. For agreements where we act as a portfolio construction manager for a mutual fund or variable annuity, we receive asset-based fees.

In 2006, we introduced a customized, discretionary portfolio management and oversight service for foundations and endowments. The new program is designed to serve mid-sized foundations and endowments with less than $1 billion in assets.

Also in 2006, we significantly expanded our Investment Consulting business when we acquired Ibbotson. Ibbotson’s Investment Consulting unit is a leading authority on asset allocation and draws on its knowledge of capital markets and portfolio building to construct portfolios from the top down, starting at the asset class level. Ibbotson develops customized asset allocation programs for mutual fund firms, banks, broker-dealers, and insurance companies. The group offers consulting services and funds-of-funds subadvisory services, as well as tailored model portfolios, fund classification schemes, and questionnaire design.

We offer our Investment Consulting services primarily through Morningstar Associates, LLC and Ibbotson Associates, Inc., which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc.

Investment Consulting is currently our largest product based on revenue and accounted for 14.8%, 9.6%, and 7.7% of our consolidated revenue in 2006, 2005, and 2004, respectively.

Licensed Data

Our Licensed Data service gives institutions access to a set of proprietary investment data spanning 10 core databases. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Licensed Data in a variety of investor communications, including Web sites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Licensed Data through electronic data feeds and provide daily updates to clients. Pricing for Licensed Data is based on the number of funds or other securities covered, the amount of information provided for each security, and the level of distribution.

In 2006, we expanded our data offerings to include prospectus summaries, the Morningstar Ownership Zone, pension and life funds based in the United Kingdom, and historical asset class returns from Ibbotson’s Stocks, Bonds, Bills, and Inflation database.

Licensed Data is one of our five largest products based on revenue and accounted for 12.0%, 14.3%, and 15.1% of our consolidated revenue in 2006, 2005, and 2004, respectively.

Retirement Advice

Our Retirement Advice offering includes the Morningstar Retirement Manager and Advice by Ibbotson platforms, which both provide advice and guidance to help retirement plan participants plan and invest for retirement.

Morningstar Retirement Manager is designed to help retirement plan participants determine how much to invest and which investments are most appropriate for their portfolios. It gives clear guidance explaining whether participants’ suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific fund recommendations. Morningstar Retirement Manager includes a managed account service designed for plan participants who choose to delegate management of their portfolios to Morningstar’s investment professionals. We offer these services primarily through retirement plan providers—typically third-party asset management companies or companies that offer administrative services to retirement plans. These providers often offer proprietary mutual funds to retirement plan sponsors and their participants. As of December 31, 2006, more than 9 million plan participants had access to Morningstar Retirement Manager through approximately 71,000 plan sponsors and 24 plan providers. Pricing for Morningstar Retirement Manager depends on the number of participants, as well as the level of service we provide.

Advice by Ibbotson offers a set of services and proprietary software to give retirement plan participants access to investment education, self-service advice, and managed retirement accounts. We offer these services mainly through retirement plan providers. The platform includes installed software advice solutions that can be co-branded by retirement plan sponsors and providers. Advice by Ibbotson combines asset allocation and human capital methodologies (patent pending) that help participants determine how to prepare for retirement based on their financial assets as well as their future earnings and savings power. Advice by Ibbotson’s customized software can be integrated with existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. As of December 31, 2006, nearly 8 million plan participants had access to Advice by Ibbotson through approximately 37,000 plan sponsors and seven plan providers. Pricing for Advice by Ibbotson depends on the number of participants, as well as the level of service we provide.

We offer our Retirement Advice services primarily through Morningstar Associates, LLC and Ibbotson Associates, Inc., which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc.

Licensed Tools and Content

We offer an extensive set of online tools and editorial content that institutional clients can license to use in their Web sites and software products. Clients can select from more than 40 different tools and content offerings or purchase modules focusing on screening and performance tools, editorial commentary and educational articles, or goal planning and portfolio analysis. Our online tools and content can be customized to meet the needs of international audiences, and can also be modified to analyze a set of investments, focus on client-defined data points, or perform calculations required by specific products or services. We also offer licenses for investment research and portfolio analysis tools. Licensed Tools and Content can be integrated with a client’s existing Web site and allows users to drill down into the underlying data when researching a potential investment.

In 2006, we added a series of proprietary Morningstar Stock Charts that are available for license. Clients can use these charts to track price movements, perform fundamental analysis, and evaluate technical aspects of stocks such as volume, momentum, and trends.

Pricing for Licensed Tools and Content depends on the audience, the level of distribution, and the scope of information and functionality licensed.

Morningstar Direct

Morningstar Direct is a Web-based institutional research platform that provides advanced research on the complete range of securities in Morningstar’s global database. This comprehensive research platform allows research and marketing professionals to conduct advanced performance comparisons and in-depth analyses of a portfolio’s underlying investment style. Morningstar Direct includes access to numerous investment universes, including U.S. mutual funds; European and offshore funds; funds based in most major markets around the world; stocks; separate accounts; global hedge funds; closed-end funds; exchange-traded funds; global equity ownership data; variable annuity and life portfolios; and market indexes.

In 2006, we launched a new version of Morningstar Direct that included expanded information on U.S. stocks, a global stock ownership database, hedge fund firm portfolio information, hedge fund analyst reports, and an expanded European mutual fund database. We also added several news feeds and a library of pre-formatted graphs and data tables that users can incorporate into their investment fact sheets. We continued to expand our sales efforts outside the United States in 2006. Morningstar Direct had 1,348 licensed users worldwide as of December 31, 2006.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $15,000 for the first user, $10,000 for the second user, and $7,500 for each additional user.

Investment Profiles & Guides

Our Investment Profiles & Guides are designed for institutions to use as an alternative to creating their own materials for communicating with clients, or for companies to use in communicating with retirement plan participants. Investment Profiles are single-page reports that combine key elements from our data, design, and editorial content to clearly present the essential facts about an investment. They cover mutual funds, stocks, exchange-traded funds, hedge funds, variable annuity/life subaccounts, separate accounts, custom funds, offshore funds, pension and life funds, and Section 529 College Savings Plans. We also offer Investment Guides, which are a collection of Investment Profiles combined with summary information and educational articles. Morningstar handles all of the document production, including data collection, design, and delivery. Investment Profiles & Guides are available in multiple languages both in print and online, and can be delivered as a stand-alone communication vehicle or through Morningstar Retirement Manager.

Pricing for Investment Profiles and Investment Guides is based on the number of securities covered, the amount of information we provide, and the level of distribution.

Morningstar EnCorr

Morningstar EnCorr, which became part of our Institutional segment following the Ibbotson acquisition, is an asset allocation software platform that helps institutional clients create, analyze, and implement asset allocation strategies. This advanced research tool allows investment professionals to develop recommendations and produce portfolios at various risk/reward tradeoffs along the efficient frontier, which is a visual representation of the asset mixes that deliver the higher return per unit of risk. EnCorr incorporates historical data analysis, strategic asset allocation, forecasting, returns-based style analysis, portfolio attribution, and advanced statistical and graphical analyses. Target clients include analysts, investment consultants, registered investment advisors, and portfolio managers.

Pricing for EnCorr is based on the number of licenses purchased. We charge $10,000 for the first user and $3,000 for each additional user.

Morningstar Indexes

Based on the same methodology as the Morningstar Style Box, our 33 real-time indexes track the U.S. equity market by capitalization and investment style. They include a broad market index, three capitalization-based indexes, three composite style indexes, nine indexes based on investment style and market capitalization, 15 sector indexes, and two dividend indexes. The Morningstar Indexes cover approximately 97% of the market capitalization of the U.S. equity market. We charge licensing fees for the Morningstar Indexes, with fee levels varying by client.

Barclays Global Investors licenses our 16 style-based indexes and has introduced nine exchange-traded funds (ETFs) based on the Morningstar Indexes.

In 2006, we created the Morningstar Dividend Leaders Index, a broadly diversified portfolio of 100 stocks that have strong potential for sustaining and increasing dividend payouts. First Trust Advisors L.P. licenses the Dividend Leaders Index and introduced an exchange-traded fund based on this index in February 2006.

We’re in the process of developing a series of commodity indexes, which we plan to introduce in 2007. We’re also planning to launch a family of fixed-income indexes, the Morningstar Fixed-Income Indexes, which can serve as tools for portfolio benchmarking and performance measurement. These indexes can also be licensed to institutions for creating investment vehicles, including mutual funds, exchange-traded funds (ETFs), and derivative securities. We plan to launch these indexes in stages beginning in 2007, with the first indexes covering the core fixed-income categories of U.S. Treasury and corporate bonds.

Marketing and Sales

We promote our print, software, Web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as public relations. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. As part of these groups, we have several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking revenue, forecasting sales, and other tasks to support our sales team. Across all three of our segments, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 200 sales and marketing professionals on staff as of December 31, 2006.

International Operations

We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries doing business in each of the following markets: Australia, Canada, France, Germany, Italy, Japan, the Netherlands, New Zealand, Norway, People’s Republic of China (both Hong Kong and the mainland), Spain, Taiwan, Thailand, and the United Kingdom. See Note 5 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States. See Note 16 of the Notes to our Consolidated Financial Statements for information on a legal proceeding that may, if decided adversely to us, affect our ownership of our Australian and New Zealand subsidiaries.

In addition, we hold minority ownership positions in operating companies based in Denmark, Japan, Korea, and Sweden. As of December 31, 2006, we owned approximately 35% of the outstanding shares in Morningstar Japan K.K. (Morningstar Japan) and our share had a market value of approximately $85.5 million. Morningstar Japan is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 8 of the Notes to our Consolidated Financial Statements for information on our investments in unconsolidated entities.

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

Intellectual Property and Other Proprietary Rights

We treat our brand, product names and logos, software, technology, databases, and other products as proprietary. We try to protect this property by using trademark, copyright, patent and trade secrets laws, licensing and nondisclosure arrangements, and other security measures. For example, in the normal course of business, we only provide our intellectual property to third parties through standard licensing agreements. The purposes of these agreements are to both define the extent and duration of any third-party usage rights and to provide for our continued ownership in any intellectual property furnished.

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we do business. As we move into new countries, we are continuing to effect these registrations and, in some jurisdictions, the registration of certain product identifiers as well. To date, we have registered our name and/or logo in 12 countries and the European Union and have applied for registrations in several other countries.

We currently hold three U.S. patents, one U.K. patent, and one Canadian patent. We believe these patents represent our commitment to developing innovative products and tools for investors.

From time to time, we encounter jurisdictions in which one or more third parties have a pre-existing trademark registration in certain relevant international classes that may prevent us from registering our own marks in those jurisdictions. It is possible that our continued ability to use the “Morningstar” name or logo, either on a stand-alone basis or in association with certain products or services, could be compromised in those jurisdictions because of these pre-existing registrations. Similarly, from time to time, we encounter situations in certain jurisdictions where one or more third parties are already using the Morningstar name, either as part of a registered corporate name, a registered domain name or otherwise. It is possible that our ability to continue to effectively market certain of our products and/or services could be adversely affected by these usages.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The following are also trademarks or service marks of our company in the United States:

Advice by Ibbotson®	Morningstar® Managed PortfoliosSM
Morningstar® Advisor WorkstationSM	Morningstar® Mutual FundsTM
Morningstar.com®	Morningstar® Ownership ZoneSM
Morningstar DirectSM	Morningstar® Portfolio BuilderSM
Morningstar® EnCorr®	Morningstar® Principia®
Morningstar® Equity Research	Morningstar RatingTM
Morningstar® ETFInvestorTM	Morningstar® Retirement Income StrategistSM
Morningstar® ETFs 150TM	Morningstar® Retirement ManagerSM
Morningstar® FundInvestorTM	Morningstar® Stewardship GradeSM
Morningstar® Funds 500TM	Morningstar® StockInvestorTM
Morningstar® IndexesSM	Morningstar® Stocks 500TM
Morningstar® Investment GuidesTM	Morningstar Style BoxTM
Morningstar® Investment ProfilesTM	Portfolio X-Ray®
Morningstar® Licensed DataSM	Stocks, Bonds, Bills, and Inflation®

License Agreements

In the majority of our licensing agreements, we license our products and/or other intellectual property to our customers for a fee. We generally use our standard agreements, whether in paper or electronic form, and we do not provide our products and services to customers or other users without having an agreement in place.

We also maintain licensing agreements with each of our minority-owned operations.  We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to develop and market similar products under our name in their operating territories.

We also license certain intellectual property from third parties, and in the ordinary course of our business, we incorporate and use intellectual property from a variety of third-party sources.

Seasonality

We believe our business has a modest amount of seasonality. Most of our products are sold with subscription or license terms of at least one year, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products. Over the past three years, sequential revenue growth at the company level on a consolidated basis in the first quarter has been slightly higher than in other quarters. Refer to the discussion in Business Segments, Products, and Services above for additional information on the seasonality of each segment.

Customers

In 2006, our largest customer accounted for less than 5% of our consolidated revenue.

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

Our non-U.S. operations compete with a variety of other companies not named above, including IWL Limited, MoneyMate, and van Eyk Research.

We believe the most important competitive factors in our industry are brand and reputation, data quality and comprehensiveness, quality of investment analysis and analytics, design, reliability, product support capabilities, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have also built a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own Web sites and build our own software applications rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2006, our technology team consisted of approximately 340 programmers and technology and infrastructure professionals.

In 2006, 2005, and 2004, our development expense represented 9.4%, 8.7%, and 9.0%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

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

As of December 31, 2006, four of our subsidiaries, Ibbotson Associates, Inc., Ibbotson Associates Advisors, LLC, Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping and reporting requirements, disclosure requirements, and limitations on principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

Because Morningstar Associates and Ibbotson Associates provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, Morningstar Associates and Ibbotson Associates have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to the extent that they comply with ERISA.

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

Australia

In order to provide financial information services in Australia, our Australian subsidiaries, Morningstar Research Pty Limited (Morningstar Australia) and Huntley’s Investment Information Pty Limited, must hold an Australian Financial Services License and submit to the jurisdiction of the Australian Securities and Investments Commission (ASIC). This license requires Morningstar Australia and Huntley’s Investment Information Pty Limited to maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC. The availability of this license may be adversely affected by the legal proceeding described in Note 16 of the Notes to our Consolidated Financial Statements.

United Kingdom

Morningstar Associates Europe Limited is authorized and regulated by the Financial Services Authority as an investment advisor. As an authorized firm, this company is subject to the requirements and regulations of the Financial Services Authority. Such requirements relate to, among other things, financial reporting and other reporting obligations, record keeping, and cross-border requirements.

Employees

We had approximately 1,440 employees as of December 31, 2006, including approximately 220 investment analysts, 180 data analysts, 340 programmers and technology staff, 30 designers, and 200 sales and marketing professionals. Our employees are not represented by any unions and we have never experienced a walkout or strike.

Executive Officers

As of December 31, 2006, we had 15 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	50	Chairman, Chief Executive Officer, and Director
Tim Armour	58	Managing Director
Chris Boruff	41	President, Advisor Business
Peng Chen	36	President and Chief Investment Officer, Ibbotson Associates
Bevin Desmond	40	President, International Business
Martha Dustin Boudos	40	Chief Financial Officer
Catherine Gillis Odelbo	44	President, Individual Business
Tao Huang	44	Chief Operating Officer
Elizabeth Kirscher	42	President, Data Services Business
Art Lutschaunig	48	President and Chief Investment Officer, Morningstar Investment Services
Don Phillips	44	Managing Director and Director
Patrick Reinkemeyer	41	President, Morningstar Associates
John Rekenthaler	46	Vice President, Research and New Product Development
Richard E. Robbins	44	General Counsel and Corporate Secretary
David W. Williams	46	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from our inception to 1996 and from 2000 to the present. He holds a bachelor’s degree in business administration from The University of Chicago and a master’s degree in business administration from The University of Chicago Graduate School of Business.

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

Peng Chen

Peng Chen has been president and chief investment officer of Ibbotson Associates since August 2006. Prior to Morningstar’s acquisition of Ibbotson, he served as its managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He received a bachelor’s degree in industrial management engineering from Harbin Institute of Technology and a master’s and doctorate in consumer economics from The Ohio State University.

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

In March 2007, we announced that Martha will be taking on a new role in the company. We are in the process of searching for a new chief financial officer, and Martha will remain chief financial officer until we name a replacement.

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

John Rekenthaler

John Rekenthaler has been vice president of new product development since October 2004. In April 2005, he took on additional responsibilities as vice president of research. From 2001 until October 2004, he served as president of Morningstar Associates and head of the company’s retirement advice business. He joined us in 1988 as an assistant editor. From 1991 to 1995, he served as editor of Morningstar Mutual Funds and Morningstar FundInvestor. From 1998 to 2000, he served as our director of research. He holds a bachelor’s degree in English from the University of Pennsylvania and a master’s degree in business administration from The University of Chicago Graduate School of Business.

Richard E. Robbins

Richard E. Robbins has been our general counsel and corporate secretary since August 2005. He is responsible for directing Morningstar’s legal department and managing its relationships with outside counsel. From May 1999 until he joined Morningstar, he was a partner at Sidley Austin LLP, which he joined as an associate in August 1991. He holds bachelor’s and master’s degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

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

Company Information

We were incorporated in Illinois on May 16, 1984. Our corporate headquarters are located at 225 West Wacker Drive, Chicago, Illinois, 60606.

We maintain a Web site at http://corporate.morningstar.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these documents are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. We also post quarterly press releases on our financial results and other documents containing additional information related to our company on this site. We provide this Web site and the information contained in or connected to it for informational purposes only. That information is not part of this Annual Report on Form 10-K.

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

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Lipper, a division of Reuters; The McGraw-Hill Companies, through its Standard & Poor’s division; and Thomson Corporation, through its Thomson Financial Services division. In addition to these key competitors, we compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Business Segments, Products, and Services section in Item 1—Business.

Many of our competitors have larger customer bases and significantly greater resources than we do. This may allow these competitors to respond more quickly to new technologies and changes in demand for products and services, to devote greater resources to developing and promoting their services, and to make more attractive offers to potential clients, subscribers, and strategic partners. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions, reduced gross margins, or loss of market share, any of which could hurt our business, operating results, or financial condition.

If we do not maintain and increase the number of subscriptions and license agreements, our operating results could suffer.

A substantial portion of our revenue is generated from subscriptions and license agreements. In 2006, “walk-in” revenue, which we define as revenue from licenses or subscriptions that were in place at the beginning of the year adjusted for cancellations, currency translations, and other routine adjustments during the year, accounted for 47.5% of our revenue excluding 2006 acquisitions. Renewal revenue, which we define as revenue from renewals of licenses or subscriptions, accounted for 36.3% of our revenue excluding 2006 acquisitions. In general, our subscriptions are paid in advance. We may be obligated to refund a portion of prepaid subscription fees when a customer cancels. Cancellations may have a negative impact on our revenue and cash position. Our license agreements, which typically do not allow for cancellation, have terms ranging from one to three years. As of January 1, 2007, we had subscriptions and license agreements in place that were expected to generate $182.9 million of revenue in 2007, including $21.2 million of walk-in revenue from 2006 acquisitions. In 2006 and 2005, cancellations reduced “walk-in” revenue by between 2% and 4%. Our future success depends on our maintaining (through renewals) and increasing (through new subscriptions and license agreements) the number of customers who pay for our investment research and services. Further, if the market for our products and services develops more slowly than we expect, or declines, and the number of customers who pay for our services does not increase, or declines, our business, operating results, or financial condition could suffer.

The availability of free or low-cost investment information could lead to lower demand for our products and adversely affect our financial results.

Investment research and information relating to publicly traded companies and mutual funds is widely available for little or no cost from various sources, including the Internet and public libraries. Investors can also access information directly from publicly traded companies and mutual funds. The EDGAR database available through the Securities and Exchange Commission (SEC) Web site provides real-time access to SEC filings, including annual, semi-annual, and quarterly reports. Many brokerage firms also provide financial and investment research to their clients. The widespread availability of free or low-cost investment information may make it difficult for us to maintain or increase the prices we charge for our publications and services and could lead to a lower demand for our products. A loss of a significant number of customers would hurt our financial results.

Certain products and services have historically made up a large percentage of our revenue base. Our business could suffer if sales of these products and services decline.

In 2006, our five largest products based on revenue (Investment Consulting, Morningstar Advisor Workstation, Licensed Data, Morningstar.com and Principia) accounted for a combined 59.5% of our consolidated revenue. We believe that sales of these products and services will continue to make up a substantial portion of our consolidated revenue for the foreseeable future. If we experience a significant decline in sales of any of these products for any reason, it would have a material adverse impact on our revenue and could harm our business. The independent equity research we’re providing to six investment banks under the terms of the Global Analyst Research Settlement accounted for a significant portion of our consolidated revenue in 2006. The period during which investment banks are required to provide independent equity research to their clients will expire in July 2009. We cannot guarantee that we will retain or replace this equity research revenue after that date. Because these contracts include both renewal and cancellation options and the firms named in the settlement are free to choose from a variety of research providers, we also cannot guarantee that we will retain this business for any period prior to July 2009.

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

Our investment advisory operations are relatively new and a growing part of our overall business. Our acquisition of Ibbotson Associates in 2006 substantially increased our business in this area. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of the National Association of Securities Dealers (NASD). It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. The laws, rules, and regulations applicable to our business may change in the future and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory services in the future, which could materially adversely affect our business, operating results, or financial condition.

Our reputation and business may be harmed by possible conflicts of interest.

We offer products and services to our institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional business generated revenue, before intersegment eliminations, of $146.1 million, or 46.4% of our consolidated revenue in 2006 and $95.9 million, or 42.2% of our consolidated revenue, in 2005. We also provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. The fact that our institutional clients pay us for certain products and services may create the perception that our ratings, research, and recommendations are not impartial. This perception may undermine the confidence of our customers and potential customers in our reputation as a provider of independent research. Any such loss of confidence or damage to our reputation could hurt our business.

Our failure to successfully integrate acquisitions could strain our resources.

We completed several acquisitions in 2006, including Ibbotson Associates, which was our largest acquisition to date. We cannot guarantee that we will successfully integrate the employees, product lines, business systems, and operations following any acquisition. We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from incurring debt. Acquisitions might also result in losing key employees. We may fail to successfully complete any acquisitions, investments, or joint ventures. We may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

We could face liability for the information we publish, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our Web site through links to other Web sites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, and transfer agents. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

We could be subject to fines, penalties, or other sanctions as a result of  investigations by the New York Attorney General’s Office and the Department of Labor related to the investment consulting services Morningstar Associates, LLC provides to retirement plan providers, including fund lineup recommendations for retirement plan sponsors.

As previously disclosed, the New York Attorney General’s Office and the Department of Labor are conducting separate investigations related to some of the products and services offered by Morningstar Associates, LLC. See Item 3—Legal Proceedings for a description of these matters. We cannot predict the scope, timing, or outcome of these matters, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition. We have not established any reserves relating to these matters.

We could face liability as a result of a proceeding brought by Mr. Graham Rich, a former managing director, chief executive officer, and beneficial shareholder of Morningstar Research Pty Limited, and two companies controlled by Mr. Rich.

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. The claims seek various forms of relief, including monetary damages in the amount of Australian $25.0 million, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for this acquisition. In the alternative, Mr. Rich and his companies seek an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the shareholders agreement of Morningstar Australia). In February 2007, Mr. Rich and his companies notified Morningstar that they would be seeking the leave of the court to amend the claim to include a claim relating to Morningstar’s acquisition of Aspect Huntley Pty Ltd. (Aspect) in 2006. The amended claim alleges various breaches of obligations owed by Morningstar to Morningstar Australia and seeks various forms of relief, including an equity interest in Aspect and compensatory damages. The court has not yet granted leave to allow the amendment to proceed. The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, we offered to settle all claims for Australian $1.3 million which then approximated U.S. $0.9 million, and, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5), we recorded a reserve in this amount. In December 2005, we increased our offer to settle all claims to approximately Australian $2.5 million, which as of December 31, 2006 approximated U.S. $2.0 million, and, in accordance with SFAS No. 5, have a reserve recorded for this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding. We also cannot predict what impact, if any, this matter may have on our business, operating results, or financial condition.

A prolonged outage of our database and network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other office equipment, which are mainly located in our Chicago headquarters or elsewhere in the Chicago area. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses, and other events beyond our control, including disasters affecting Chicago. We maintain off-site back-up facilities for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. We do not currently have the capability to switch over all of our systems to a back-up facility immediately. If we suffer a significant database or network facility outage, our business could experience disruption until we fully implement our back-up systems. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

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

Customers routinely input personal investment and financial information, including portfolio holdings and credit card information, on our Web sites. We could be subject to liability if we were to inappropriately disclose any user’s personal information or if third parties were able to penetrate our network security or otherwise gain access to any user’s name, address, portfolio holdings, or credit card information. Any such event could subject us to claims for unauthorized credit card purchases, impersonation or other similar fraud claims, or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information.

Our future success depends on our ability to recruit and retain qualified employees, including our executive officers.

We experience competition for analysts and other employees from financial institutions and financial services organizations. These organizations generally have greater resources than we do and therefore may be able to offer significantly more attractive compensation packages to potential employees. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future.

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

Our operations outside of the United States are expanding and involve special challenges that we may not be able to meet.

Over the past three years, our operations outside of the United States have generated an increasing amount of revenue, expanding from $25.4 million in 2004 to $44.3 million in 2006. There are certain risks inherent in doing business outside the United States, including difficulties in reaching new markets due to established competitors; difficulties in staffing, managing, and integrating non-U.S. operations; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; and currency exchange rates and exchange controls. We do not currently hedge any of our currency exposure, which may adversely impact our financial results.

These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

In addition, we now have approximately 200 programmers and data analysts working in our development center in China. Over the past several years, we have been moving a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may impact our operations. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide.

Changes in market and economic conditions could lower demand for our products and services.

We provide our products and services to individual investors, financial advisors, and institutional clients. Conditions in the financial and securities markets may have an impact on our performance. For example, in the event that the U.S. or international financial markets suffers a severe or prolonged downturn, demand for our products and services may decline, and our revenue and profitability levels could suffer. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, that are beyond our control. In addition, as our fee-based asset management business increases as a percentage of total revenue, our results might become more closely tied to the performance of the market. We attempt to mitigate this potential risk by diversifying our business into various markets around the world, as well as different segments and price points within each area.

Our results could suffer if the mutual fund industry experiences a downturn or a slowdown in growth.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 20 years. Mutual fund assets may not continue to expand at the same rate in future years. Settlements and regulatory actions in the mutual fund industry following the market-timing scandal that emerged in 2003, downturns in the financial markets, or a relative increase in usage of other investment vehicles could cause a decline in investor interest in mutual funds. If the mutual fund industry experiences a downturn or a slower growth rate than in the past, it could negatively impact demand for some of our products.

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

As of December 31, 2006, Joe Mansueto, our chairman and chief executive officer, owned approximately 70% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

Moreover, because of Joe’s substantial ownership, we are a “controlled company” for purposes of the NASDAQ Marketplace Rules. This means that, if in the future we elect to be treated as a controlled company under the NASDAQ Marketplace Rules, we will not be required by NASDAQ to have a majority of independent directors or to maintain compensation and nominating and corporate governance committees composed entirely of independent directors to continue to list our shares on NASDAQ.

Fluctuations in our operating results may negatively impact our stock price.

We believe our business has relatively large fixed costs and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to larger decline in operating income. A substantial portion of our operating expense is related to personnel costs, marketing programs, and corporate overhead, none of which can be adjusted quickly. Our operating expense levels are based on our expectations for future revenue. If actual revenue falls behind our expectations, or if our expenses increase before revenues do, our operating results would be materially and adversely affected. In addition, we do not provide earnings guidance or hold one-on-one meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage on our stock, our stock price may be volatile. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

The future sale of shares of our common stock may negatively impact our stock price.

If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by Joe Mansueto or any other large shareholder could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion.

Our shareholders may experience dilution in their ownership positions.

Morningstar has historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2006, our employees and non-employee directors held options to acquire 8,969,904 shares of common stock, 7,255,862 of which were exercisable at a weighted average exercise price of $10.90 per share and 1,714,042 were not exercisable and had an average exercise price of $17.18 per share. To the extent that option holders exercise outstanding options to purchase common stock, there may be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

Item 1B. Unresolved Staff Comments

We have not received any comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

Our headquarters and U.S.-based offices are located in Chicago, Illinois, and consist of approximately 171,000 square feet of leased space. We also lease approximately 77,500 square feet of office space in 14 countries around the world. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

In December 2005, we signed a 15-year lease for approximately 210,000 square feet of office space in an office tower being constructed at 108 North State Street in Chicago, Illinois. We are scheduled to move into the new space when the lease starts in 2008.

Item 3. Legal Proceedings

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich was also a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction, which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed. The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company were ordered to pay Morningstar’s costs of the injunction proceedings.

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

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to provide approximately Australian $925,000 to the court as security for these potential costs. Morningstar has been paid some of its costs and will be entitled to be paid its costs in the future only if the court makes a determination to that effect. The court stayed the proceedings pending its receipt of the security and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. The leave was, however, subject to the following conditions: (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of the proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar Australia for any of these costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich were required to provide to the court, as security for Morningstar’s costs, approximately Australian $925,000 as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings were required to be paid to Morningstar. These conditions have been satisfied.

In September 2005, Mr. Rich and his companies filed a Second Further Amended Statement of Claim, consolidating the claims. Morningstar filed a Defence to that pleading and an Amended Cross-Claim against Mr. Rich, both his companies, and a third Australian company controlled by Mr. Rich.

In December 2006, Morningstar applied to the court for further security for its potential additional costs in the litigation. The court has not yet held a hearing for this application.

In February 2007, Mr. Rich and his companies notified Morningstar that they would be seeking the leave of the court to amend the Second Further Amended Statement of Claim to include a claim relating to Morningstar’s acquisition of Aspect Huntley Pty Ltd. (Aspect) in 2006. The amended claim alleges various breaches of obligations owed by Morningstar to Morningstar Australia and seeks various forms of relief, including an equity interest in Aspect and compensatory damages. The court has not yet granted leave to allow the amendment to proceed.

The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000, which at December 31, 2006 approximated U.S. $2,000,000, and, in accordance with SFAS No. 5, Morningstar has a reserve recorded in this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoenas from Securities and Exchange Commission, New York Attorney General’s Office, and Department of Labor

Securities and Exchange Commission

In February 2005, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request from the Securities and Exchange Commission (SEC) for the voluntary production of documents relating to the investment consulting services the company offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. In July 2005, the SEC issued a subpoena to Morningstar Associates that was virtually identical to its February 2005 request.

Subsequently, the SEC focused on disclosure relating to an optional service offered to retirement plan sponsors (employers) that select 401(k) plan services from ING, one of Morningstar Associates’ clients. In response to the SEC investigation, ING and Morningstar Associates revised certain documents for plan sponsors to further clarify the roles of ING and Morningstar Associates in providing that service. The revisions also help reinforce that Morningstar Associates makes its selections only from funds available within ING’s various retirement products.

On January 24, 2007, the SEC notified Morningstar Associates that it ended its investigation, with no enforcement action, fines, or penalties.

New York Attorney General’s Office

In December 2004, Morningstar Associates received a subpoena from the New York Attorney General’s office seeking information and documents related to an investigation the New York Attorney General’s office is conducting. The request is similar in scope to the SEC subpoena described above. Morningstar Associates has provided the requested information and documents and continues to cooperate fully with the New York Attorney General’s office.

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation. To date, the New York Attorney General’s office has not taken any further action.

We cannot predict the scope, timing, or outcome of this matter, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, this matter may have on our business, operating results, or financial condition.

United States Department of Labor

In May 2005, Morningstar Associates received a subpoena from the United States Department of Labor, seeking information and documents related to an investigation the Department of Labor is conducting. The Department of Labor subpoena is substantially similar in scope to the SEC and New York Attorney General subpoenas.

In January 2007, the Department of Labor issued a request for additional documents pursuant to the May 2005 subpoena, including documents and information regarding Morningstar Associates’ retirement advice products for plan participants. Morningstar Associates continues to cooperate fully with the Department of Labor.

We cannot predict the scope, timing, or outcome of this matter, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MORN.”

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

	2006		2005
	High	Low	High	Low

First Quarter (our stock was first publicly traded on May 3, 2005)	$46.37	$33.79	$—	$—

Second Quarter	47.56	35.66	29.59	18.51

Third Quarter	42.76	32.99	34.10	26.01

Fourth Quarter	47.36	36.32	37.43	24.83

As of March 1, 2007, the last reported price on the Nasdaq Global Select Market for our common stock was $50.11 per share and there were approximately 40 shareholders of record of our common stock.

We do not currently pay cash dividends, nor have we paid cash dividends during the period covered by the financial statements included in this Annual Report on Form 10-K. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors deemed relevant by the board of directors. Future indebtedness and loan facilities may also prohibit or restrict our ability to pay dividends and make distributions to our shareholders.

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock. These shares began trading on May 3, 2005 and now trade on the Nasdaq Global Select Market under the symbol “MORN.”  All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp. We did not receive any proceeds from the sale of these shares. We granted the underwriters the option to purchase up to an additional 1,141,875 shares at the initial public offering price of $18.50 per share to cover over-allotments. In May 2005, the underwriters exercised their over-allotment option in full. Our net proceeds from the exercise of the underwriters’ over-allotment option were $18.1 million, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses. On March 1, 2006, we completed our acquisition of Ibbotson Associates for $86.5 million in cash. We funded a portion of the purchase price with our net proceeds from the exercise of the underwriters’ over-allotment option.

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions.

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 plans entered into by our directors and executive officers that were in effect on March 1, 2007:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through March 1, 2007	Projected Beneficial Ownership (1)
Jack Noonan Director	08/22/06	12/10/07	60,000	Monthly increments of up to 4,000 shares	20,000	76,000
Don Phillips Managing Director	05/09/06	08/26/07	450,000	Semimonthly increments of up to 15,000 shares	180,000	1,413,628

(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under his Rule 10b5-1 plan identified above. This information reflects the beneficial ownership of our common stock on December 31, 2006, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2007. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2006. Each director and executive officer identified in the table may amend or terminate his Rule 10b5-1 plan and may adopt additional Rule 10b5-1 plans in the future.

In his letter to shareholders in our 2005 Annual Report, Joe Mansueto, our chairman and chief executive officer, stated that he expects to sell approximately 4% of his Morningstar shares annually under a Rule 10b5-1 plan. As of the date of this report Joe has not yet established a Rule 10b5-1 plan for 2007, but we expect that he will do so.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Operations Data and Other Consolidated Financial Data for the years ended December 31, 2006, 2005, and 2004 and Consolidated Balance Sheet Data as of December 31, 2006 and 2005 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data and Other Consolidated Financial Data for the years ended December 31, 2003 and 2002 and Consolidated Balance Sheet Data as of December 31, 2004, 2003, and 2002 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

(in thousands except per share amounts)	2002	2003	2004	2005	2006
Revenue	$109,619	$139,496	$179,658	$227,114	$315,175
Operating expense	117,959	150,250	161,923	180,634	237,648
Operating income (loss)	(8,340)	(10,754)	17,735	46,480	77,527
Non-operating income, net	4,463	1,110	1,805	3,199	4,164
Income (loss) before income taxes, equity in net income of unconsolidated entities, minority interest in net loss of consolidated entities, extraordinary gain, and cumulative effect of accounting change	(3,877)	(9,644)	19,540	49,679	81,691
Income tax expense (benefit)	(311)	2,950	11,574	20,224	32,975
Equity in net income of unconsolidated entities	750	697	843	1,662	2,787
Minority interest in net loss of consolidated entities	178	—	—	—	—
Income (loss) before extraordinary gain and cumulative effect of accounting change	(2,638)	(11,897)	8,809	31,117	51,503
Extraordinary gain—acquisition	3,084	—	—	—	—
Cumulative effect of accounting change, net of tax of $171	—	—	—	—	259
Net income (loss)	$446	$(11,897)	$8,809	$31,117	$51,762
Basic income (loss) per share:
Income (loss) before extraordinary gain and cumulative effect of accounting change	$(0.07)	$(0.31)	$0.23	$0.79	$1.25
Extraordinary gain—acquisition	0.08	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	0.01
Basic income (loss) per share	$0.01	$(0.31)	$0.23	$0.79	$1.26
Weighted average common shares outstanding—basic	38,345	38,382	38,418	39,392	41,176
Diluted income (loss) per share:
Income (loss) before extraordinary gain and cumulative effect of accounting change	$(0.17)	$(0.31)	$0.21	$0.70	$1.10
Extraordinary gain—acquisition	0.08	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	0.01
Diluted income (loss) per share	$(0.09)	$(0.31)	$0.21	$0.70	$1.11
Weighted average common shares outstanding—diluted	40,361	38,382	41,858	44,459	46,723

Other Consolidated Financial Data ($000)	2002	2003	2004	2005	2006
Stock-based compensation expense (income) under the liability method	$(3,283)	$17,796	$8,963	$2,810	$—
Stock-based compensation expense under the equity method	10,575	11,233	7,760	8,085	8,575
Total stock-based compensation expense (1)	$7,292	$29,029	$16,723	$10,895	$8,575

Sales tax expense (2)	$2,837	$3,079	$—	$—	$—
Cash used for investing activities	(6,068)	(29,634)	(22,750)	(16,913)	(129,002)
Cash provided by (used for) financing activities	(1,952)	(26)	(6,367)	25,256	33,983

Cash provided by operating activities	$16,542	$29,705	$32,862	$48,445	$98,677
Capital expenditures	(5,989)	(8,607)	(7,730)	(7,451)	(4,722)
Free cash flow (3)	$10,553	$21,098	$25,132	$40,994	$93,955

Consolidated Balance Sheet Data As of December 31 ($000)	2002	2003	2004	2005	2006
Cash, cash equivalents and investments	$64,796	$76,158	$95,463	$153,190	$163,751
Working capital (deficit) (4)	10,005	(5,206)	16,902	90,374	70,021
Total assets	152,781	180,265	213,361	296,311	447,838
Deferred revenue (4)	47,731	55,554	63,363	71,155	100,525
Long-term liabilities (5)	21,243	25,486	30,128	6,756	10,952
Total shareholders’ equity (5) (6)	48,132	44,821	64,381	173,714	269,423

(1)   Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). Prior to this date, we accounted for our equity plans in accordance with the fair value provisions of SFAS No. 123, Stock-based Compensation. The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate expense categories of our Consolidated Statements of Operations. Prior to our initial public offering in May 2005, in accordance with SFAS No. 123, we used two accounting methods. For options granted under plans that may have required us to settle the options in cash, we used the liability method. Under this method we recorded a liability for a vested option equal to the difference between the option exercise price and the fair value of the shares of common stock underlying the option at the end of the reporting period. If this fair value increased over the reporting period, we recorded an expense and, if it decreased, we recorded income. For options granted under plans that did not require us to settle the options in cash, we used the equity method. Under this method we calculated the fair value of the option at the time of grant using a Black-Scholes model and recorded expense over the vesting period. In each year, our aggregate stock-based compensation expense reflects the impact of options granted in prior years.

Subsequent to our initial public offering, we no longer settle stock options for cash. As a result, all of our options are currently accounted for under the equity method. Refer to Note 11 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(2)   In 2003, we began participating in voluntary disclosure or similar programs related to state sales tax. Through these programs, we identified sales tax amounts attributed to 2003 and prior years and negotiated or are in discussions with local tax authorities to settle these amounts. We recorded total expense of $9.0 million in 2000, 2001, 2002, and 2003, the years to which these sales tax amounts apply. Based on the most current information available, the actual sales tax expense was not materially different from the estimates recorded in those periods.

(3)   Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under U.S. generally accepted accounting principles (U.S. GAAP), nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

(4)   We frequently invoice or collect cash in advance of providing services or fulfilling subscriptions for our customers. These amounts are recorded as deferred revenue on our Consolidated Balance Sheets. As a result of recording deferred revenue, our working capital may at times be negative.

(5)   In the second quarter of 2005, upon completion of our initial public offering, we reclassified $24.9 million related to stock options accounted for as long-term liabilities, in accordance with SFAS No. 123, to additional paid-in capital.

(6)   In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock. These shares commenced trading on May 3, 2005 and now trade on the Nasdaq Global Select Market under the symbol “MORN.” All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp. We did not receive any proceeds from the sale of these shares. In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments. In May 2005, the underwriters exercised their over-allotment option in full. We received net proceeds of $18.1 million based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and approximately $2.6 million of offering expenses.

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

Understanding Our Company

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants. We have historically generated recurring revenue because many of our products are sold through subscriptions or license agreements. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms and assets under management. We strive to realize this operating leverage by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographic markets.

We manage Morningstar to maximize our long-term results, while staying focused on our mission of helping investors and adhering to our company values. We invest significantly in new product development and in enhancements to our current offerings. It typically takes many years to recoup these investments, but we believe they are critical to building long-term value for our shareholders.

We emphasize a decentralized approach to running our business to empower our managers and to create a culture of responsibility and accountability. We operate our decentralized business structure in three global business segments: Individual, Advisor, and Institutional. Early in our history, our product lineup emphasized products for individual investors. As a result, the Individual segment contributed a majority of our revenue. In the early 1990s, our Advisor segment became a more important part of our business. More recently, we’ve begun serving more investors through our Institutional segment, which was the largest of our three segments in terms of revenue in 2006, 2005, and 2004. In all three of these segments, we believe our work helps individual investors make better investment decisions.

Business Model: Leveraging Fixed Investments

We leverage our 10 core investment databases by selling a wide variety of products in multiple media to three key investor segments around the world.

Fixed Investments:
Databases
Stocks
Mutual Funds
Hedge Funds
Separate Accounts
Variable Annuities
Pension and Life
Exchange-Traded Funds
Closed-End Funds
529 Plans
Capital Markets
Core Skills
Research
Technology
Design
Leveraged by:
Media
Print
Software
Internet and Services
Audience
Individuals
Advisors
Institutions
Geography
Toronto
Chicago
Stockholm
Oslo
Copenhagen
London
Amsterdam
Paris
Munich
Madrid
Milan
Seoul
Tokyo
Shenzhen
Hong Kong
Taipei
Bangkok
Sydney
Auckland

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

Beginning in 2007, we no longer plan to report quarterly information on new, renewal, and walk-in revenue. We’re currently evaluating potential new metrics that may be more useful to investors.

In addition to looking at walk-in, renewal, and new revenue, we calculate a retention rate to evaluate how successful we’ve been in maintaining existing business for products and services that have renewable revenue. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable contracts in this calculation and use the previous quarter’s actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2007.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary databases and content. We strive to leverage these costs by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographic markets. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our products and services focus more on Internet-based platforms and assets under management. In the past, we have made investments in building our databases and content that have hurt our short-term operating results for certain periods. In the past several years, our profitability has improved because we’ve been able to increase revenue without increasing our cost base at the same rate. We look for this operating leverage to be evident in our operations over the long term.

Deferred Revenue

We frequently collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we can use some of this cash to fund our operations and invest in new product development. Although we may need to issue refunds for the unused portion of the subscription if a customer cancels, we generally have used cash collected in advance of providing services or fulfilling subscriptions to fund many of our other activities. The deferred revenue shown on our balance sheet as of December 31, 2006 totaled $100.5 million, including deferred revenue from acquisitions. As of December 31, 2005, we had $71.2 million in deferred revenue. The $29.3 million increase in deferred revenue from 2005 to 2006 includes the impact of acquisitions.

How Our Business Works

Revenue

We earn revenue by selling a variety of investment-related products and services. Many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, are sold via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms over other periods ranging from one month to three years. We also sell advertising on our Web sites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Morningstar EnCorr, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years. For some of our other institutional services, mainly Investment Consulting, our fees are generally based on the scope of work and the level of service we provide and calculated as a percentage of assets under management. We also collect fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that are calculated as a percentage of  assets under management.

Operating Expense

We classify our expenses into separate categories for cost of goods sold, development, sales and marketing, general and administrative, and depreciation and amortization, as described below. We include stock-based compensation expense, as appropriate, in each of these categories.

•                  Cost of goods sold. This category includes the compensation expense for employees who produce the products we deliver to our customers. For example, this category covers the cost of production teams and analysts who write investment research reports. Cost of goods sold also includes other expenses such as postage, printing, and CD-ROM replication, as well as shareholder servicing fees for Morningstar Managed Portfolios and costs for outsourced product implementation expense for development projects associated with the Advice by Ibbotson service.

•                  Development. This category mainly includes compensation expense for programmers, designers, and other employees who develop new products and make enhancements to existing products. In some cases, we capitalize the compensation costs associated with certain development projects. This reduces the expense that we would otherwise report in this category. We amortize these capitalized costs over the estimated economic life of the software, which is generally three years, and include this expense in depreciation and amortization.

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

•                  Depreciation and amortization. Our capital expenditures consist mainly of computers, leasehold improvements, and capitalized product development costs related to certain software development projects. We recognize depreciation and amortization costs for these items over their estimated useful lives, generally ranging from three to seven years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category.

International Operations

We consolidate the results of our majority-owned operations outside the United States. We account for our minority-owned investments in Japan, Korea, Denmark, and Sweden using the equity method.

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

We do not make public financial forecasts for our business because they are, by their nature, subjective and could have an effect on our company’s stock price. We want to avoid creating any incentive within our company to “make the numbers.”

We provide three specific measures that can help investors generate their own assessment of how our intrinsic value has changed over time:

•                  Revenue;

•                  Operating income (loss); and

•                  Free cash flow, which we define as cash provided by operating activities less capital expenditures.

Free cash flow is considered a non-GAAP financial measure under Securities and Exchange Commission (SEC) regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under U.S. generally accepted accounting principles (U.S. GAAP), and should not be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape, Research, and Data

After a strong rally toward the end of 2006, Morningstar’s U.S. Market Index, a broad stock market benchmark, finished the year with a total return of 15.7%, compared with a 6.5% gain in 2005. Markets outside of the United States posted similarly strong results. With the investment climate generally favorable and all diversified equity-fund categories posting positive total returns for the year, mutual funds based in the United States enjoyed positive net inflows for the year, and cash flows into equity funds were about 16% higher than in 2005. Net cash flows into hybrid funds were lower than in 2005, but cash inflows to taxable bond, municipal bond, and money market funds all increased over 2005 levels. The number of mutual funds increased slightly to about 8,100 during 2006, and total fund assets increased by about 17% to $10.4 trillion as of year-end. The Investment Company Institute estimates that about 54.7 million households in the United States, or 48% of all households, own mutual funds. This total is still down slightly from the peak level in 2001, but higher than the totals in each of the previous four years.

We believe that continued asset growth and widespread usage of mutual funds is significant because a relatively large portion of Morningstar’s business has historically focused on this area. However, this percentage has been declining as we’ve expanded into equity research and other areas.

The SEC issued interpretive guidance in July 2006 regarding the use of soft dollar payments, which are arrangements in which investment advisors receive research or other services from broker-dealers in exchange for executing trades through that broker. More recently, the Department of Labor proposed regulations that would require brokerage firms to report separately the cost of brokerage and research services provided to pension funds. Pension funds would also be required to disclose soft dollar research payments.

Also related to soft dollars, asset managers in the United Kingdom recently began disclosing the amount of brokerage commissions used for transaction costs and research. Trade associations for fund managers and brokers based in France recently issued recommendations to government regulators related to the amount and usage of brokerage commissions, and financial regulators in Canada have also proposed new soft dollar regulations that would require asset managers to itemize soft dollar costs and allocate them to clients.

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

We continued to see strong interest in alternative asset classes during 2006. Hedge funds, in particular, continued to enjoy strong growth. Based on estimates published by Hennessee Group, hedge fund industry assets increased to $1.44 trillion in December 2006, a 17.5% increase from $1.2 trillion at the beginning of the year. The number of hedge funds and funds of funds continued to balloon, with more than 19,000 funds in existence as of December 2006 based on a study from PerTrac Financial Solutions, compared with about 12,250 as of December 2005. We substantially increased the size of our hedge fund database with our acquisition of the institutional hedge fund and separate account database division of InvestorForce. We’re continuing to expand the information we provide on hedge funds to meet investors’ need for information on this growing asset class.

Several firms, including Moody’s, Standard & Poor’s, and Fitch, have announced plans to introduce hedge-fund ratings in response to investor interest in this area. We continue to monitor developments in the industry and have continued to expand our analyst coverage on hedge funds. We’re also continuing to evaluate the possibility of providing a rating system for hedge funds.

Following an appeals court ruling that overturned a previous SEC rule requiring hedge funds to register as investment advisors, numerous hedge fund firms have withdrawn their previous registrations. At the same time, losses experienced by individual funds have led some industry leaders to call for increased regulation. The SEC has also voiced concern about potential insider trading on the part of hedge funds, as well as the potential risks to hedge fund shareholders. Near the end of 2006, the SEC proposed increasing the minimum net worth requirement for hedge fund investors to $2.5 million, from $1.0 million previously. As debate about hedge fund regulation goes on, we plan to continue our efforts to make the industry more transparent for investors.

Asset growth in separately managed accounts was also relatively strong in 2005. Based on data from the Money Management Institute, assets in separate accounts increased by about 25% to reach $806 billion as of September 30, 2006, compared with $646 billion as of September 30, 2005.

Assets in exchange-traded funds (ETFs) increased 40% to reach about $422 billion as of December 2006, compared with $301 billion as of December 2005, based on data from the Investment Company Institute. ETFs continued to gain share from mutual funds in some specialized areas of the market because of their lower annual costs, particularly in passive investing strategies. To meet greater investor demand for information on ETFs, we have increased our analyst coverage in this area and introduced a new rating system for ETFs in March 2006. In addition, we recently launched an ETF newsletter and expanded our annual softcover reference guide, the Morningstar ETFs 100, to become the Morningstar ETFs 150.

Individual Investor Market

With market conditions generally positive, the environment for advertising sales has been relatively healthy. A recent report from the Interactive Advertising Bureau estimated that spending on Internet advertising totaled about $16 billion in 2006, a 28% increase over $12.5 billion in 2005. Many advertisers have continued to shift traditional print, radio, and television placements to the Internet. Based on research from Nielsen/NetRatings, page views to most retail investment Web sites remained fairly consistent in 2006.  Page views to Morningstar.com remained lower than those of larger competing sites such as Yahoo! Finance, AOL Money & Finance, and MSN Money, but the time spent per visit and average page views per visit statistics remained higher than those of competing sites. We believe this indicates that investors view our site as useful and find value in the information we provide. We also appeal to a highly qualified audience based on income levels and investable assets.

Financial Advisor Market

The aging of the American population and the corresponding need for more information and advice on retirement income planning has been an important trend in the Advisor segment. To meet this need, in 2006 we launched Retirement Income Strategist, a Web-based software application that helps advisors analyze retirement income for clients who are retired or nearing retirement. Retirement Income Strategist helps advisors analyze whether an individual’s savings will last during retirement and explore alternative scenarios for sustaining income during retirement. We also created a Retirement Income Education Center, a hosted Web site offering educational content and tools about retirement income for financial advisors affiliated with institutions.

Many advisors have also sought to streamline and simplify their operations; to meet this need, some advisors have been outsourcing investment management so they can spend more time on planning-related issues and client management. We’ve also seen a continuing consolidation trend among broker-dealers and other firms in the Advisor segment. For example, UBS increased the size of its advisor force by purchasing Piper Jaffray’s brokerage unit in 2006. We believe that this ongoing acquisition trend is being driven by the desire to increase scale and maximize cost efficiencies. Independent financial advisors have continued to gain market share among high-net-worth investors, but larger institutions are benefiting from their lower cost structures and economies of scale. As the financial advisory landscape continues to evolve, we believe advisors will continue to demand comprehensive research platforms and integrated portfolio tools.

Institutional Market

In August 2006, President Bush signed the Pension Protection Act of 2006, which includes provisions for offering investment advice programs for participants in defined contribution plans. The investment advice provision went into effect for employer-sponsored retirement plans on January 1, 2007.

Among other things, the new act allows plan service providers, mutual fund companies, and brokerage firms to offer investment advice to plan participants using their own computer models (including advising them to invest in their own proprietary funds), subject to certification of the computer model by an independent expert. We’re continuing to monitor the potential impact of this provision on our business. Although more companies may rely on retirement plan providers to offer investment advice to their employees, we believe there will be ongoing demand for third-party advice as well. In particular, we believe there may be opportunities for us to continue to license our computer-driven advice model to plan providers.

The legislation also contains provisions that may encourage automatic enrollment and the use of managed retirement accounts as a default investment option. Therefore, we believe this development may have a positive impact on the managed retirement accounts that we offer through Morningstar Associates and Ibbotson Associates, two of our investment advisory subsidiaries.

Continuing an industry-wide trend toward separating the manufacturing and distribution of investment portfolios, Merrill Lynch spun off its investment management group in 2006, selling its asset management group to BlackRock, an asset management firm. Also in 2006, Principal Financial completed its acquisition of Washington Mutual’s mutual fund management arm, along with its distributor and shareholder-services business. In early 2007, the parent company of Putnam Investments (Marsh & McLennan Companies) reached an agreement to sell its asset-management unit. We continue to monitor mergers and acquisitions in the asset management industry because of their potential impact on specific areas of our business.

Performance Summary

The list below summarizes the key accomplishments and disappointments that our management team has highlighted related to our 2006 performance:

Accomplishments

•                  We successfully completed and integrated several acquisitions, including Ibbotson Associates, a leading provider of asset allocation research and services; Aspect Huntley, a leading provider of equity information, research, and financial trade publishing in Australia; and the hedge fund and separate account database division of InvestorForce.

•                  We significantly expanded our hedge fund, separate account, and European and offshore mutual fund databases. We created a pension and life fund database in the United Kingdom and established mutual fund databases in Taiwan and Singapore. We introduced new Investor Return data, also known as dollar-weighted return, to capture how the average investor fared in a fund.

•                  We launched several new Web-based software applications, including Retirement Income Strategist, which analyzes an investor’s income needs in retirement; and Morningstar Portfolio Builder, which helps advisors quickly create portfolio proposals.

•                  We achieved meaningful sales of Morningstar Direct outside of the United States, with nearly 25% of Direct’s revenue now coming from international markets. We also introduced several new products overseas, including Portfolio Builder and Morningstar Hypothetical Illustrator, a tool that creates customized historical investment illustrations.

Disappointments

•                  Software development for our major upgrade of Morningstar Direct took longer than we expected.

•                  The regulatory investigations into Morningstar Associates, which began in late 2004 and early 2005, continued to consume management’s time in 2006 as we held ongoing discussions with regulators in an attempt to work toward a resolution.

Consolidated Results

($000)	2006	2005	2004	2006 Change		2005 Change
Revenue	$315,175	$227,114	$179,658	38.8%		26.4%
Operating income (loss)	77,527	46,480	17,735	66.8%		162.1%
Operating margin (%)	24.6%	20.5%	9.9%	4.1	pp	10.6	pp

Cash used for investing activities	$(129,002)	$(16,913)	$(22,750)	662.7%		(25.7)%
Cash provided by (used for) financing activities	33,983	25,256	(6,367)	34.6%		NMF

Cash provided by operating activities	$98,677	$48,445	$32,862	103.7%		47.4%
Capital expenditures	(4,722)	(7,451)	(7,730)	(36.6)%		(3.6)%
Free cash flow	$93,955	$40,994	$25,132	129.2%		63.1%

NMF–not meaningful

pp–percentage point(s)

As noted in How We Evaluate Our Business, free cash flow, which we define as cash provided by operating activities less capital expenditures, is considered a non-GAAP financial measure. This measure is not equivalent to any measure of performance required to be reported under U.S. GAAP and may not be comparable to similarly titled measures reported by other companies.

Consolidated Revenue

In 2006, our consolidated revenue increased by 38.8% over 2005. We finished the year with more than $300 million in consolidated revenue. This past year was notable for us because we made three key acquisitions: Ibbotson Associates, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. Adding these operations to our existing business contributed $36.4 million of revenue in 2006, the majority of which was from Ibbotson. While acquisitions helped expand our revenue base in 2006, we also generated strong organic growth. Without the impact of acquisitions and foreign currency translations, organic revenue increased 22.4% in 2006. Organic revenue is considered a non-GAAP financial measure. The table below presents a reconciliation from consolidated revenue to revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

($000)	2006	2005	Change
Consolidated revenue	$315,175	$227,114	38.8%
Less: acquisitions	(36,434)	—	NMF
Less: impact of foreign currency	(793)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$277,948	$227,114	22.4%

In contrast to 2006, acquisitions had only a minor impact on our results in 2005. We acquired Variable Annuity Research Database Services (VARDS) from Finetre Corporation in January 2005, and this business contributed revenue of $2.4 million in 2005.

In both 2006 and 2005, our growth was diversified by segment, with all three segments generating meaningful revenue growth. Our Institutional segment is the largest of our three segments, so it has the greatest impact on our overall results. The Institutional segment generated a large percentage of our total revenue increase in both 2006 and 2005. Institutional segment revenue increased $50.2 million in 2006, accounting for about 56% of Morningstar’s total revenue increase before eliminating intersegment revenue. In 2005, Institutional segment revenue increased by $17.5 million, generating about 38% of our total revenue increase before eliminating intersegment revenue. The Advisor segment accounted for approximately 25% of the revenue increase in both periods. Individual segment revenue increased $17.3 million, or 27.2%, in 2006 and $16.4 million, or 35.0%, in 2005.

	2006		2005		2004
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Individual	$80,706	25.6%	$63,448	27.9%	$46,996	26.2%
Advisor	94,694	30.0	72,689	32.0	60,880	33.9
Institutional	146,085	46.4	95,947	42.2	78,402	43.6
Elimination of intersegment revenue	(6,310)	(2.0)	(4,970)	(2.1)	(6,620)	(3.7)
Consolidated revenue	$315,175	100.0%	$227,114	100.0%	$179,658	100.0%

On a product level, Investment Consulting was the largest driver behind our revenue increase in 2006 and was also a major contributor to revenue growth in 2005. Newly added revenue from Ibbotson’s consulting business generated more than 40% of the 2006 growth in Investment Consulting, with the remaining amount from Morningstar’s existing consulting business. In both 2006 and 2005, we continued to expand our relationships and increase assets under management with existing clients for the asset allocation services we provide for funds of funds and variable annuities. Investment Consulting surpassed Licensed Data and Morningstar Advisor Workstation to become our single largest product based on revenue in 2006.

Advisor Workstation was the second-largest driver of the revenue increase in 2006 and the largest contributor in 2005. About 90% of the growth in this product was driven by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, with the remaining amount contributed by the Office Edition for independent financial advisors. Total licenses for Advisor Workstation in the United States increased by about 36 % in 2006, and our average revenue per license also increased.

Newly incorporated revenue from EnCorr, an asset allocation software package we acquired with Ibbotson, was another major contributor to revenue growth in 2006. Morningstar.com and Licensed Data were the fourth and fifth largest drivers of revenue growth in both 2006 and 2005, although Morningstar.com’s contribution was slightly larger relative to Licensed Data in 2006.

Principia was the only one of our top five products based on revenue that didn’t experience revenue growth in 2006 and 2005 because many of our customers have been adopting Advisor Workstation, our newer Web-based investment planning system. Principia revenue was essentially flat in 2006 and declined about 2% in 2005. Our strategy for Principia is to continue increasing revenue per user to maintain the product’s revenue base.

Equity Research, which mainly consists of revenue related to the Global Analyst Research Settlement, was another key contributor to revenue growth in both 2006 and 2005, but to a greater extent in 2005. We began recognizing revenue for our equity research related to the settlement in July 2004, which led to a favorable year-over-year comparison in 2005. In addition, we entered into an equity research agreement with a sixth investment bank involved in the settlement in September 2005 and began recognizing this new revenue in the fourth quarter of that year. Our revenue in this area also benefited in 2006 and 2005 because we’ve continued to increase the number of stocks under coverage, leading to higher contract values for some of the agreements related to the settlement.

Revenue from non-U.S. operations increased $14.9 million, or 50.4%, to $44.3 million in 2006. Our acquisitions of Aspect Huntley and Ibbotson contributed $8.3 million of the increase. Non-U.S. revenue made up about 14% of consolidated revenue in 2006, compared with about 13% in 2005. In 2005, our U.S. revenue grew at a faster pace than non-U.S. revenue, partly because of the new revenue related to the Global Analyst Research Settlement and growth in our Investment Consulting business in the United States. Foreign currency translations contributed $0.8 million of the increase in non-U.S. revenue in 2006 and $0.7 million in 2005. Excluding the impact of acquisitions and foreign currency translations, our non-U.S. revenue increased approximately 20% and 13% in 2006 and 2005, respectively.

The table below presents a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

($000)	2006	2005	Change
International revenue	$44,276	$29,442	50.4%
Less: acquisitions	(8,268)	—	NMF
Less: impact of foreign currency translations	(793)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$35,215	$29,442	19.6%

($000)	2005	2004	Change

International revenue	$29,442	$25,410	15.9%
Less: impact of foreign currency transaction translations	(694)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$28,748	$25,410	13.1%

Our five largest products based on revenue–Investment Consulting, Morningstar Advisor Workstation, Licensed Data, Morningstar.com, and Principia–represented 59.5% of our consolidated revenue in 2006, compared with 60.7% in 2005 and 61.5% in 2004. While the percentage of our revenue made up by our top five products has remained relatively consistent, the order of the products within the top five has changed each year. In 2005, Principia, historically our largest product, was surpassed by Licensed Data and Advisor Workstation. Investment Consulting became our largest product in 2006.

Top Five Products (Segment) 2006	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Institutional)	$46,597	14.8%
Advisor Workstation (Advisor)	43,140	13.7
Licensed Data (Institutional)	37,730	12.0
Morningstar.com (Individual)	31,311	9.9
Principia (Advisor)	28,735	9.1

Top Five Products (Segment) 2005	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Institutional)	$32,435	14.3%
Advisor Workstation (Advisor)	29,280	12.9
Principia (Advisor)	28,788	12.7
Morningstar.com (Individual)	25,502	11.2
Investment Consulting (Institutional)	21,904	9.6

Top Five Products (Segment) 2004	Revenue ($000)	% of Consolidated Revenue
Principia (Advisor)	$29,231	16.3%
Licensed Data (Institutional)	27,203	15.1
Morningstar.com (Individual)	20,670	11.5
Advisor Workstation (Advisor)	19,464	10.8
Investment Consulting (Institutional)	13,853	7.7

Revenue Composition

As discussed in the Recurring Revenue section of Key Business Characteristics, we separate our revenue into three categories: new revenue, renewal revenue, and “walk-in” revenue.

The following graph illustrates the composition of our revenue over the past four years.

Our 2006 revenue consisted of $45.1 million in new revenue, or 16.2%, of our revenue excluding acquisitions for the year. Renewal revenue accounted for $101.2 million, or 36.3%, of revenue excluding acquisitions. Walk-in revenue accounted for $132.5 million, or 47.5%, of this amount.

As of January 1, 2007, our estimate of 2007 walk-in revenue was $182.9 million, which includes $21.2 million from acquisitions completed in 2006. This estimate is subject to change based on cancellations during the year, the impact of currency translations, and other routine adjustments. In comparison, our walk-in revenue as of January 1, 2006, was $138.8 million. In the second quarter of 2006, we reclassified a portion of our revenue composition, reducing 2006 walk-in revenue by $5.0 million, to more accurately reflect the cancellation terms of certain institutional contracts. Cancellations, foreign currency translations, and other routine adjustments subsequently reduced this revenue by $1.3 million, or approximately 1%, to $132.5 million by the end of 2006. This amount includes the positive impact of a one-time payment we received in the third quarter of 2006 because two clients merged and eliminated a redundant license. The walk-in revenue figure does not include variable revenue from asset-related services such as Morningstar Managed Portfolios, managed retirement account services, and Investment Consulting that are calculated as a percentage of total assets under management. These areas of our business have been increasing over the past several years.

In 2006, we estimate that our retention rate for subscription-based products, such as Principia, Premium Membership service, and print and online newsletters, averaged between 60% to 65%, consistent with the level shown in 2005. For contract-based products and services, we estimate that our weighted average renewal rate was between 95% and 100% in 2006, compared with an estimated 100% to 105% in 2005. The figure for contract-based products includes the impact of price changes and changes to the contract value upon renewal, as well as changes in the value of variable contracts. The renewal rate for contract-based products and services declined slightly in 2006 for three main reasons: 1) the impact of outstanding renewals in our data services business; 2) our strategy of discontinuing some lower-margin contracts in our Retirement Advice business; and 3) a smaller increase in the number of incremental users added upon renewal in 2006 relative to 2005 for certain products, such as Morningstar Direct. While we’re satisfied with the retention and renewal rates we achieved in 2006, we constantly strive to improve these measures because the cost of maintaining existing customers is lower than the cost of acquiring new customers to replace business that doesn’t renew.

Consolidated Operating Expense

($000)	2006	2005	2004	2006 Change		2005 Change
Operating expense	$237,648	$180,634	$161,923	31.6%		11.6%
% of revenue	75.4%	79.5%	90.1%	(4.1	)pp	(10.6	)pp

Our consolidated operating expense increased $57.0 million in 2006. Two key factors impacted all of our operating expense categories: compensation-related costs (including incentive compensation) and recent acquisitions. Bonus expense recorded in 2006 increased $15.8 million because of continued improvements in our financial performance, as well as increased headcount. A majority of our bonus pool is based on growth in our operating income, which may or may not recur.

Other compensation-related expense, mainly including salaries, benefits, and sales commissions, increased $19.9 million because of an increase in headcount, as well as annual salary increases. We had approximately 1,440 employees worldwide as of December 31, 2006, compared with approximately 1,130 as of December 31, 2005. About half of the increase in headcount was related to acquisitions, and a good portion of the remaining increase was from continued hiring in our development center in China.

Lower stock-based compensation expense partially offset increases in all of our operating expense categories, but to a limited extent. Stock-based compensation expense decreased $2.3 million in 2006 because we are no longer required to record expense under the liability method. In the first quarter of 2005, we recorded $2.8 million of stock-based compensation expense under this method, which did not recur in 2006.

In addition to higher compensation-related expenses, the increase in operating expense includes $6.2 million of amortization expense for the intangible assets acquired with Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. We expect that amortization of these intangible assets will be an ongoing cost through the useful lives of these assets, which generally range from three to 25 years.

Our consolidated operating expense increased $18.7 million in 2005. Approximately half of this increase was from higher cost of goods sold; the remaining portion of the increase occurred across other operating expense categories. The increase in consolidated operating expense was largely driven by a $15.6 million increase in compensation-related costs, including salaries, bonus, benefits, and sales commissions, stemming from higher headcount. We record these costs in the various operating expense categories as appropriate. We had approximately 1,130 employees worldwide as of December 31, 2005, compared with approximately 1,000 as of December 31, 2004. Approximately 60% of the increase in headcount was driven by technical staffing in our development center in China. Most of the remaining increase in headcount consists of additional stock analysts in our U.S. operations and increased staffing in our corporate departments to meet the requirements of being a public company. An increase in spending for corporate initiatives and legal fees and a decline in capitalized internal product development costs also contributed to the increase in operating expense. A decline in stock-based compensation expense of $5.8 million in 2005 partially offset the increase in compensation costs and other operating expenses.

Cost of Goods Sold

($000)	2006	2005	2004	2006 Change		2005 Change
Cost of goods sold	$86,975	$64,408	$54,709	35.0%		17.7%
% of revenue	27.6%	28.4%	30.5%	(0.8	)pp	(2.1	)pp
Gross profit	$228,200	$162,706	$124,949	40.3%		30.2%
Gross margin	72.4%	71.6%	69.5%	0.8	pp	2.1	pp

Cost of goods sold has generally been our largest category of operating expense, and that pattern continued in 2006. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold increased $22.6 million in 2006, which was mainly driven by higher bonus expense and other compensation-related expense from increased headcount. While compensation and bonus expense increased across all three of our business segments, the increase was more pronounced in our Institutional segment because a larger portion of the headcount additions from recent acquisitions occurred in this segment.

Acquisitions, primarily Ibbotson, also contributed to the increase in cost of goods sold. In 2006, we recorded $2.8 million of outsourced product implementation expense associated with the Advice by Ibbotson service. Costs for outsourced product implementation may or may not recur, depending on client requests for development projects in a given period.

Our gross margin in 2006 increased to 72.4%, compared with 71.6% in 2005, reflecting revenue growth that outpaced the increase in cost of goods sold.

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

Because cost of goods sold declined as a percentage of revenue in 2005, gross margin showed a corresponding increase. Gross margin has been steadily increasing over the past several years, to 72.4% in 2006 from 69.5% in 2004.

Development Expense

($000)	2006	2005	2004	2006 Change		2005 Change
Development expense	$29,494	$19,654	$16,167	50.1%		21.6%
% of revenue	9.4%	8.7%	9.0%	0.7	pp	(0.3	)pp

Development expense increased $9.8 million in 2006. This increase was mainly driven by higher compensation costs, including incentive compensation and other compensation-related expense. We continued to increase hiring for our programming and development staff, and we also increased headcount in this area through acquisitions. We had about 340 programmers and other technology staff as of year-end 2006, compared with about 300 at the end of 2005. Because hiring and acquisitions both increased our cost base in this area, development expense increased as a percentage of revenue over 2005 levels.

Development expense increased $3.5 million in 2005 because of increased hiring for programming and development staff (primarily in our Advisor and Institutional segments) and a reduction in the amount of expense capitalized related to development projects. We capitalize compensation costs associated with certain development projects, which reduces the costs included in development expense. Many of the projects for which we capitalized product development costs in 2004 have now been placed into service, and the ongoing costs are no longer capitalized. Instead, we expense these costs as incurred. In 2005, we capitalized $0.4 million of development costs, compared with $2.8 million in 2004. As a percentage of revenue, development expense was slightly lower in 2005 compared with 2004.

Sales and Marketing Expense

($000)	2006	2005	2004	2006 Change		2005 Change
Sales and marketing expense	$50,614	$39,071	$36,034	29.5%		8.4%
% of revenue	16.1%	17.2%	20.1%	(1.1	)pp	(2.9	)pp

Sales and marketing expense increased $11.5 million in 2006. More than a third of this increase was driven by added compensation expense from increased hiring for sales and marketing staff, mainly in our Advisor and Institutional segments. Higher incentive compensation and, to a lesser extent, commission expense and marketing costs, also drove the increase in this cost category. Incremental costs added by acquisitions also contributed to the growth in this category because of increases in headcount and the number of products and services sold. As a percentage of revenue, sales and marketing expense continued to decline as revenue growth outpaced the increase in cost, but less than in 2005.

Sales and marketing expense increased $3.1 million in 2005 because of higher sales commissions, salaries, and benefits expense. We incurred additional commission costs because of both increased sales volume, primarily in our Advisor and Institutional segments, and changes to the incentive structure for certain products in the Advisor segment, including Principia and Advisor Workstation Office Edition. Salaries and benefits included in this expense category also increased, mainly because of an increase in headcount for the sales and marketing team in our Advisor segment. Because our revenue base increased at a faster pace than our sales and marketing expense, sales and marketing expense as a percentage of revenue declined by about 3 percentage points in 2005.

General and Administrative Expense

($000)	2006	2005	2004	2006 Change		2005 Change
General and administrative expense	$55,590	$49,235	$46,788	12.9%		5.2%
% of revenue	17.6%	21.7%	26.0%	(4.1	)pp	(4.3	)pp

General and administrative expense has generally been our second largest category of operating expense following cost of goods sold. That pattern continued in 2006, but general and administrative costs continued to decline as a percentage of revenue. General and administrative expense increased $6.4 million in 2006, mainly driven by increases in incentive compensation and incremental expense added by acquisitions. This increase was partially offset by a $1.8 million decrease in stock-based compensation expense, which dropped because we did not record any stock-based compensation expense under the liability method in 2006. In addition, legal expense was essentially flat in 2006. Overall, most costs included in this category rose at a lower rate than revenue, and general and administrative expense as a percentage of revenue declined by about 4 percentage points in 2006.

In 2005, the $2.4 million increase in general and administrative expense mainly included higher compensation costs, which increased primarily because we added staff in our corporate departments to meet the requirements of being a public company. Higher incentive compensation also contributed to the increase in this area in 2005. We also incurred $2.0 million more for spending on corporate initiatives and legal fees related to regulatory investigations in 2005 than in 2004. In addition, we increased our offer to settle various claims related to Morningstar Research Pty Limited (Morningstar Australia). Refer to Note 16 of the Notes to our Consolidated Financial Statements for more information regarding this litigation. Stock-based compensation expense included in general and administrative expense decreased $4.3 million in 2005, which largely offset the increases in other areas. The decrease in stock-based compensation expense was driven by a decline in expense for options accounted for under the liability method, as described below. Because our general and administrative expense increased at a slower pace compared with our revenue growth, general and administrative expense as a percentage of revenue declined by about 4 percentage points in 2005.

Depreciation and Amortization Expense

($000)	2006	2005	2004	2006 Change		2005 Change
Depreciation and amortization expense	$14,975	$8,266	$8,225	81.2%		0.5%
% of revenue	4.8%	3.6%	4.6%	1.2	pp	(1.0	)pp

Depreciation and amortization expense rose $6.7 million in 2006. This increase was almost entirely driven by amortization expense from intangible assets acquired with Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. We expect that amortization of these intangible assets will be an ongoing cost for the remaining life of the assets. The increase in amortization expense was slightly offset by a decrease in depreciation and amortization expense for certain capitalized internal product development costs and computer equipment that are now fully depreciated.

Depreciation and amortization expense increased slightly in 2005 primarily because of amortization of the intangible assets related to the VARDS acquisition. This increase was offset by a decrease in depreciation and amortization expense for capitalized software, computer equipment, and capitalized internal product development costs, as many of the assets in these categories are now fully depreciated.

Stock-Based Compensation Expense

The majority of our stock-based compensation expense relates to employee stock option grants. Beginning in May 2006, we began granting restricted stock units instead of stock options.

We have historically used two different methods of accounting for employee stock options: the liability method, which involves recording a liability for vested options equal to the difference between the option exercise price and the fair value per share of the common stock, and the equity method, which is based on the Black-Scholes value of the option at the time of the grant and recorded over the vesting period of the option. Following our initial public offering in May 2005, we are no longer required to settle stock options in cash, and therefore are no longer required to record stock-based compensation expense under the liability method.

The following table summarizes our stock-based compensation expense:

($000)	2006	2005	2004	2006 Change		2005 Change
Stock-based compensation expense– liability method	$—	$2,810	$8,963	(100.0)%		(68.6)%
Stock-based compensation expense– equity method	8,575	8,085	7,760	6.1%		4.2%
Total stock-based compensation expense	$8,575	$10,895	$16,723	(21.3)%		(34.9)%
% of revenue	2.7%	4.8%	9.3%	(2.1	)pp	(4.5	)pp

Total stock-based compensation expense declined $2.3 million in 2006, largely because we did not record any stock-based compensation expense under the liability method in 2006. Stock-based compensation expense recorded under the equity method increased, but by only a small amount. An increase in expense related to our annual equity grant in May 2006, which consisted of restricted stock units, was substantially offset by lower expense recorded for stock options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

In 2007, we expect to record approximately $8.8 million of stock-based compensation expense for all stock-based awards outstanding as of December 31, 2006.

In 2005, total stock-based compensation expense declined $5.8 million compared with 2004. Stock-based compensation expense recorded under the liability method declined $6.2 million in 2005. The expense recorded under the liability method in 2005 reflects the expense recorded through the first quarter, when we adjusted the liability to reflect our initial public offering price of $18.50 per share compared with a fair value of $17.50 per share as of December 31, 2004. The expense recorded under the liability method in 2004 reflects a $2.80 increase in the fair value per share of our common stock to $17.50 per share as of December 31, 2004 from $14.70 per share as of December 31, 2003.

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

Bonus Expense

($000)	2006	2005	2004	2006 Change		2005 Change
Bonus expense	$38,341	$22,511	$21,037	70.3%		7.0%
% of revenue	12.2%	9.9%	11.7%	2.3	pp	(1.8	)pp

Bonus expense recorded in 2006 increased $15.8 million, with the increase driven by improved financial performance versus 2005 and incremental bonus expense from acquisitions. We pay annual bonuses in proportion to our operating income. We include bonus expense in each of our operating expense categories. Because the two factors mentioned above caused a substantial increase in the size of the bonus pool, bonus expense as a percentage of revenue increased by about 2 percentage points in 2006.

Bonus expense increased $1.5 million in 2005. This category of expense increased primarily because our financial performance in 2005 exceeded our financial performance in 2004. The impact of this increase was partially offset because our bonus expense in 2004 included a special bonus for our analyst team that did not recur in 2005.

Consolidated Operating Income

($000)	2006	2005	2004	2006 Change		2005 Change
Operating income	$77,527	$46,480	$17,735	66.8%		162.1%
% of revenue	24.6%	20.5%	9.9%	4.1	pp	10.6	pp

Consolidated operating income increased $31.0 million in 2006. Despite incremental costs added by acquisitions, such as amortization of intangible assets and increased compensation-related expense, our operating margin continued to improve because our revenue base expanded at a faster rate than operating expenses. The lower rate of growth in general and administrative costs, in particular, allowed us to realize operating leverage in our consolidated results. We also realized operating leverage from revenue growth in products that have had slower-growing costs, such as Investment Consulting, Advisor Workstation, Licensed Data, and Morningstar.com. Our operating margin was also positively impacted by a $2.3 million decrease in stock-based compensation expense.

Our operating margin increased more dramatically in 2005. This increase was primarily driven by the timing of revenue and expense associated with the Global Analyst Research Settlement, the $5.8 million decrease in stock-based compensation expense, and the operating leverage inherent in our business. 2005 was the first full year of revenue from equity research associated with the Global Analyst Research Settlement. In 2005, we were able to increase costs associated with this revenue at a lower rate because much of the cost increases occurred in 2004 as we built our staff in anticipation of this revenue. In addition, revenue growth for many of our Institutional products, such as Investment Consulting and Licensed Data, increased during the year. We were able to increase costs in most of the related expense categories at a lower rate than this revenue growth.

Consolidated Free Cash Flow

We generated free cash flow of $94.0 million in 2006, reflecting cash provided by operating activities of $98.7 million and capital expenditures of $4.7 million. Free cash flow more than doubled compared with 2005, primarily reflecting a $50.3 million increase in cash provided by operating activities. In addition, capital expenditures declined by approximately $2.7 million compared with 2005. We spent less on leasehold improvements in 2006 after completing major build-outs of our office space in London and China in 2005. The increase in cash provided by operating activities was primarily driven by higher net income, as well as a reduction in income tax payments and an increase in accrued compensation. In 2006, we paid $9.9 million less for income taxes than we did in 2005 because of the cash tax benefits we received from the Ibbotson acquisition. Free cash flow as a percentage of revenue was 29.8% in 2006, compared with 18.0% in 2005.

In 2005, we generated free cash flow of $41.0 million, reflecting cash provided by operating activities of $48.4 million and capital expenditures of $7.4 million. Free cash flow increased by $15.9 million in 2005, reflecting a $15.6 million increase in cash provided by operating activities, which was driven by an increase in net income, as well as an approximately $0.3 million reduction in capital expenditures. As a percentage of revenue, free cash flow was 18.0% of revenue in 2005, compared with 14.0% in 2004. The decrease in capital expenditures in 2005 primarily reflects lower capitalized internal product development costs. Because several products for which costs were previously capitalized have now been put into service, we expense the ongoing costs as we incur them.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

($000)	2006	2005	2004	2006 Change	2005 Change
Net income	$51,762	$31,117	$8,809	$20,645	$22,308
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	3,707	20,647	23,899	(16,940)	(3,252)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accrued compensation	16,426	6,997	-	9,429	6,997
Income taxes payable	26,696	(2,438)	3,763	29,134	(6,201)
Accounts receivable	(9,261)	(14,989)	(10,866)	5,728	(4,123)
Deferred revenue	10,967	7,364	7,038	3,603	326
Other	(1,620)	(253)	219	(1,367)	(472)
Cash provided by operating activities	$98,677	$48,445	$32,862	$50,232	$15,583

The $50.3 million increase in cash provided by operating activities in 2006 outpaced the $20.7 million increase in net income. The increase in net income and a reduction in net operating assets and liabilities (working capital excluding cash) were the two main factors driving this trend. The $46.5 million reduction in working capital excluding cash was mainly caused by an increase in income taxes payable and accrued compensation. The increase in income taxes payable reflects the increase in taxable income, mainly in the United States, and a $9.9 million reduction in the amount of cash paid for income taxes in 2006, as we were able to reduce income tax payments because of the cash tax benefits related to the cancellation of Ibbotson’s stock options. The growth in accrued compensation reflects the increase in the size of the bonus liability partially offset by a $5.0 million increase in the amount of cash paid for bonuses. A reduction in non-cash items included in net income partially offset these positive factors. We anticipate making bonus payments of approximately $35 million in the first quarter of 2007, compared with $23.0 million of bonus payments made in the first quarter of 2006.

In 2005, the increase in cash provided by operating activities of $15.6 million lagged the $22.3 million increase in net income. Several items contributed to lower relative growth in cash provided by operating activities in 2005. Income tax payments and bonus payments had the largest impact on the gap between cash provided by operating activities and net income. Income tax payments in 2005 increased $12.9 million compared with the previous year. In 2004, we used the majority of our U.S. net operating losses, reducing the amount of taxes paid. Bonus payments in 2005 increased $5.7 million compared with 2004, reflecting strong business performance during 2004, as well as the last installment of a special bonus established for our analyst team in 2004. In addition, non-cash items included in net income decreased primarily because of lower deferred income tax expense. While income tax payments, bonus payments, and non-cash items included in net income lowered our cash flow provided by operating activities, they were largely offset by a greater cash flow benefit in 2005 arising from changes in operating assets and liabilities. More than half of this benefit reflects increases in accounts payable and accrued expenses; the remaining increase was driven by accrued income taxes and accrued compensation, excluding the payments discussed above.

Segment Results

($000)	2006	2005	2004	2006 Change		2005 Change
Revenue
Individual	$80,706	$63,448	$46,996	27.2%		35.0%
Advisor	94,694	72,689	60,880	30.3%		19.4%
Institutional	146,085	95,947	78,402	52.3%		22.4%
Elimination of intersegment revenue	(6,310)	(4,970)	(6,620)	27.0%		(24.9)%
Consolidated revenue	$315,175	$227,114	$179,658	38.8%		26.4%

Operating income
Individual	$22,921	$15,005	$2,603	52.8%		476.5%
Advisor	26,734	14,617	8,999	82.9%		62.4%
Institutional	37,244	20,544	7,133	81.3%		188.0%
Corporate items and eliminations	(9,372)	(3,686)	(1,000)	154.3%		268.6%
Consolidated operating income	$77,527	$46,480	$17,735	66.8%		162.1%

Operating margin
Individual	28.4%	23.6%	5.5%	4.8	pp	18.1	pp
Advisor	28.2%	20.1%	14.8%	8.1	pp	5.3	pp
Institutional	25.5%	21.4%	9.1%	4.1	pp	12.3	pp
Consolidated operating margin	24.6%	20.5%	9.9%	4.1	pp	10.6	pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. Since we acquired Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for Australian investors. Also, with the addition of Aspect Huntley, our Individual segment now includes revenue from both U.S. and non-U.S. operations. In 2006, 2005, and 2004 this segment represented, before intersegment eliminations, 25.6%, 27.9%, and 26.2%, respectively, of our consolidated revenue.

In 2006, revenue for the Individual segment increased $17.3 million compared with 2005. Our acquisitions of Aspect Huntley and Ibbotson contributed $5.1 million to 2006 revenue, with Aspect Huntley contributing about 70% of this incremental revenue. In 2005, our revenue increased $16.4 million compared with 2004, with all of the revenue growth generated organically. Excluding acquisitions, the product contributing the most to segment revenue in 2006 was Morningstar.com, which includes Premium Membership and Internet advertising sales. This product was the second-largest driver of segment revenue growth during 2005. The number of subscriptions for Morningstar.com Premium service has significantly expanded over the past three years to 165,957 as of December 31, 2006, compared with 147,010 as of December 31, 2005 and 131,035 as of December 31, 2004. In addition, consistent with the trend over the past few years, we moderately increased subscription prices for Premium Membership in both January 2006 and 2005. Internet advertising sales growth was also strong in both years, increasing about 25% in 2006 and 35% in 2005.

Morningstar Equity Research, which mainly includes revenue related to the Global Analyst Research Settlement, was the second-largest contributor to revenue growth in 2006, and the largest driver in 2005. We began recognizing revenue for our equity research related to the settlement in July 2004, which led to a favorable year-over-year comparison in 2005. In addition, we entered into an equity research agreement with a sixth investment bank involved in the settlement in September 2005 and began recognizing this new revenue in the fourth quarter of that year. Our revenue in this area also benefited in 2006 and 2005 because we’ve continued to increase the number of stocks under coverage, leading to higher contract values for some of the agreements related to the settlement.

In 2006, operating income for the Individual segment increased $7.9 million compared with 2005, and in 2005, operating income increased $12.4 million compared with 2004. The increase in operating income in both years reflects revenue that grew at a faster rate than operating expense, though this leverage was more pronounced in 2005. The $9.4 million and $4.0 million of growth in operating expense in 2006 and 2005, respectively, was mainly driven by higher compensation-related expense, particularly in cost of goods sold. Hiring for our equity analyst team, whose compensation costs are included in cost of goods sold, contributed to this increase. The team expanded to 113 analysts worldwide as of December 31, 2006, compared with 87 as of December 31, 2005 and 73 as of December 31, 2004. An increase in bonus expense in 2006 as well as incremental expense added by acquisitions were also significant drivers of operating expense growth in that year. Bonus expense decreased in 2005 because this category included a special bonus for our analyst team in 2004 that did not recur in 2005. A decrease in stock-based compensation expense of $1.1 million in 2006 and $1.8 million in 2005 partially offset expense increases in both years.

Because our revenue grew at a faster pace than operating expense in both 2006 and 2005, our operating margin improved 4.8 percentage points in 2006 and 18.1 percentage points in 2005. Our margin improvement in 2005 was more significant partly because of a difference in the timing between revenue and expense associated with the Global Analyst Research Settlement. Beginning in 2004, we invested heavily in the hiring of our analyst team in anticipation of the revenue associated with the settlement. We began recognizing revenue from the settlement at the end of July 2004. This resulted in higher compensation-related costs with no corresponding increase in revenue for the first seven months of 2004. In 2005, however, we had a full year of revenue to cover costs. As a result, operating margin significantly improved in 2005 compared with 2004. The decrease in stock-based compensation expense in both 2006 and 2005 had a favorable impact on operating margins.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to different investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Following our acquisition of Ibbotson, we began offering a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license for use in published materials. Following our acquisition of Aspect Huntley, this segment also includes investment conferences and software that we sell to financial planners and other market participants in Australia. In 2006, 2005, and 2004, this segment represented, before intersegment eliminations, 30.0%, 32.0%, and 33.9%, respectively, of our consolidated revenue.

In 2006, revenue for the Advisor segment increased $22.0 million compared with 2005. Acquisitions contributed $6.2 million of revenue in 2006, primarily from sales of Financial Communications materials and advisor-focused Ibbotson software tools. In 2005, revenue for the Advisor segment increased $11.8 million compared with 2004. Acquisitions had a smaller impact on revenue growth in 2005, with our acquisition of VARDS contributing $0.4 million. In both 2006 and 2005, the increase in revenue was primarily driven by Morningstar

Advisor Workstation. We continued to see strong growth in licenses of the Enterprise Edition of Morningstar Advisor Workstation, and we entered into numerous new agreements in both years. In addition, we also experienced strong renewals for the product during 2006 and 2005, and several contracts that were scheduled to expire renewed at significantly higher price points, reflecting both higher user counts and an increase in the amount of functionality licensed. In 2005, revenue from Advisor Workstation surpassed revenue from Principia, which historically had been our largest product, to become our second-largest product company-wide, and it continued to hold this ranking in 2006. The number of U.S. licenses for Morningstar Advisor Workstation increased to 153,838 as of December 31, 2006, compared with 113,461 as of December 31, 2005 and 80,235 as of December 31, 2004.

Morningstar Managed Portfolios also contributed to revenue growth in both 2006 and 2005, but to a lesser degree than Advisor Workstation. Assets under management for Morningstar Managed Portfolios increased to $1.8 billion as of December 31, 2006, compared with $1.4 billion as of December 31, 2005 and $936.0 million as of December 31, 2004. Principia revenue remained flat in 2006 and declined slightly in 2005. The number of subscriptions for Principia has been declining over the past few years to 47,835 as of December 31, 2006 from 49,728 as of December 31, 2005 and 51,308 as of December 31, 2004. While the number of subscriptions has decreased, average revenue per subscription increased in both years because of an increase in the number of higher-priced advanced modules sold, previous price increases, and, in 2005, reductions in certain discount programs.

In 2006, operating income increased $12.1 million compared with 2005, and in 2005, operating income increased $5.6 million compared with 2004. In both years, the increase in operating income reflects an increase in revenue partially offset by higher operating expense in all categories. Operating expense increased $9.9 million and $6.2 million, respectively, in 2006 and 2005. An increase in cost of goods sold was the biggest driver in both years, contributing almost half of the expense increase in 2006 and more than one-third of the expense increase in 2005. Higher cost of goods sold in both years partly reflects increased compensation costs from additional headcount. In 2006, an increase in bonus expense as well as incremental costs added by acquisitions were also major drivers behind the cost increase in this category. In 2005, an increase in shareholder servicing fees related to higher levels of assets under management for Morningstar Managed Portfolios was a major contributor to higher cost of goods sold.

The remaining operating expense growth in 2006 primarily reflects an increase in sales and marketing expense, driven by compensation-related expense, including bonuses. Incremental costs added by acquisitions also contributed to expense growth in all categories. In 2005, an increase in general and administrative expense, driven by higher corporate overhead expense, contributed a little less than one-third of the increase in operating expense. The remaining increase in operating expense in 2005 primarily reflects increased sales and marketing expense, which was driven by higher compensation-related expense and commissions for sales of Advisor Workstation and Principia. The higher sales commissions reflect increased sales volume in Advisor Workstation and changes to the incentive structure for both products.

A decrease in stock-based compensation of $0.7 million and $1.7 million in 2006 and 2005, respectively, lowered operating expense in all categories and contributed to the improvement in operating income. Our operating margin improved by 8.1 percentage points in 2006, to 28.2%, and 5.3 percentage points in 2005, to 20.1%, reflecting the impact of higher revenue and our operating leverage. Operating margin growth in both years was partly driven by Advisor Workstation Enterprise Edition; revenue for this product has grown at a more rapid pace that operating expense. A decrease in stock-based compensation in 2006 and 2005 also had a positive impact on operating margins.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Annuity Research Center (formerly VARDS Online); and Morningstar EnCorr, an asset allocation software package (acquired with Ibbotson).

With the addition of Aspect Huntley, this segment now includes financial information as well as other data feeds on Australian stocks that we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006. In 2006, 2005, and 2004, this segment represented, before intersegment eliminations, 46.4%, 42.2%, and 43.6%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

In 2006, revenue for the Institutional segment increased $50.2 million compared with 2005. Acquisitions contributed $25.1 million of revenue to this segment in 2006, mainly from Investment Consulting services and EnCorr. In 2005, revenue for the Institutional segment increased $17.5 million compared with 2004. Acquisitions increased revenue to a much lesser extent in 2005, with VARDS contributing $2.0 million in segment revenue during the year.

For the segment overall, the increase in revenue in both 2006 and 2005 was driven by Investment Consulting, which includes asset-allocation and investment selection services for funds of funds and variable annuities. Investment Consulting contributed about 50% and 40% of the total increase in segment revenue in 2006 and 2005, respectively. In 2006, more than 40% of the increase in Investment Consulting revenue was contributed by newly incorporated revenue from Ibbotson. In 2005, we expanded existing relationships and our scope of responsibilities with two major clients.

In both 2006 and 2005, revenue also increased because we receive asset-based fees for our services, and assets under advisement in this area significantly increased in both years. We provided advisory services on approximately $55.5 billion in assets (including $40.5 billion from Morningstar Associates and $15.0 billion from Ibbotson Associates) as of December 31, 2006, compared with approximately $22.1 billion in assets as of December 31, 2005 and approximately $12.6 billion as of December 31, 2004 (Morningstar Associates only). These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis point fee. In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

Excluding 2006 acquisitions, Licensed Data and Morningstar Direct were the next largest contributors to revenue growth in both 2006 and 2005. Both products have benefited from expanded sales efforts in Europe and other non-U.S. markets, as well as continued strength in the United States. The number of licenses for Morningstar Direct increased to 1,348 worldwide as of December 31, 2006, compared with 985 as of December 31, 2005 and 775 as of December 31, 2004. Revenue growth in Morningstar Direct in both 2006 and 2005 exceeded growth in the number of licenses because of the continued impact of a new pricing model implemented during 2004. Several key contracts whose terms ended during 2006 and 2005 renewed for a smaller number of licenses, but at a greater price per license.

EnCorr and Advice by Ibbotson were also significant contributors to revenue growth during 2006. The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts, and we are now among the largest providers in this area. We had $8.6 billion in combined assets under management in the managed retirement accounts offered through Advice by Ibbotson ($8.0 billion) and Morningstar Retirement Manager ($647.0 million) as of December 31, 2006, compared with $285.0 million as of  December 31, 2005 and $123.9 million as of December 31, 2004 (Morningstar Retirement Manager only). As of December 31, 2006, more than 17 million retirement plan participants had access to our retirement advice services through approximately 108,000 plan sponsors and 31 plan providers. These totals include more than 9 million retirement plan participants, 71,000 plan sponsors and 24 plan providers who had access to Morningstar Retirement Manager, and nearly 8 million retirement plan participants, 37,000 plan sponsors and seven plan providers who had access to Advice by Ibbotson.

Revenue for our online advice service for retirement plan participants declined in both 2006 and 2005. We have been transitioning clients to our new user interface, which gives retirement plan participants streamlined, easy-to-use access to a broader range of advisory services. In particular, we are focusing our efforts on managed accounts, which may appeal to a broader segment of retirement plan participants. Revenue for the managed retirement accounts offered through Morningstar Retirement Manager increased in both 2006 and 2005, as assets under management more than doubled in both 2006 and 2005.

In 2006, operating income for the Institutional segment increased $16.7 million compared with 2005, and in 2005, operating income increased $13.4 million compared with 2004. The increase in operating income in both years was primarily driven by revenue growth in Investment Consulting and Licensed Data. Contract values in both areas and asset-based fees in Investment Consulting have increased, while the cost base for these services has increased at a lower rate.

Operating expense increased approximately $33.4 million in 2006 and $4.1 million in 2005. In both years, the largest increase in expense was driven by cost of goods sold, which contributed about 40% and 75% of the expense increase in 2006 and 2005, respectively. In both years, incremental costs added by acquisitions also contributed to the increase in this expense category, but to a larger extent in 2006. During 2006, we incurred approximately $2.8 million of product implementation fees related to our Advice by Ibbotson service. In addition, a large portion of incremental headcount from acquisitions was added to the Institutional segment in 2006, which contributed to higher compensation and bonus expense in this category. Compensation-related costs excluding acquisitions increased in both years because of added headcount and higher bonuses.

The remaining increase in operating expense in 2006 was spread across the other expense categories and reflects higher compensation and bonus expense as well as incremental expense added from acquisitions. The remaining increase in operating expense in 2005 was driven by growth in sales and marketing expense, reflecting higher compensation and sales commission expense. A decrease of $0.7 million and $2.2 million in stock-based compensation expense in 2006 and 2005, respectively, partially offset these expense increases, and in turn, positively impacted operating income. Our operating margin improved 4.1 percentage points in 2006 and 12.3 percentage points in 2005, reflecting the impact of revenue growth that exceeded the increase in operating expense.

Corporate and Eliminations

Corporate items and eliminations include capitalized internal product development costs and related amortization expense. In addition, this category includes amortization expense related to intangible assets, primarily recorded as part of acquisition-related purchase price allocations. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

($000)	2006	2005	2004	2006 Change	2005 Change
Depreciation and amortization	$9,669	$3,576	$3,342	170.4%	7.0%
Capitalized internal product development costs	(178)	(375)	(2,802)	(52.5)%	(86.6)%
Other	(119)	485	460	NMF	5.4%
Corporate items and eliminations	$9,372	$3,686	$1,000	154.3%	268.6%

In 2006, corporate items and eliminations increased $5.7 million primarily because of an increase in amortization expense related to intangible assets we acquired with Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. In 2005, corporate items and eliminations increased $2.7 million, reflecting a decrease of $2.4 million in capitalized internal product development costs and a $0.3 million increase in depreciation and amortization.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2006	2005	2004
Equity in net income of unconsolidated entities	$2,787	$1,662	$843

Equity in net income of unconsolidated entities primarily includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB. In both 2006 and 2005, equity in net income of unconsolidated entities increased primarily because of an increase in equity earnings from MJKK. In addition, in 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $1.0 million. For more information about our investments in unconsolidated entities, refer to Note 8 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2006	2005	2004
Interest income, net	$4,623	$3,078	$1,211
Other income (expense), net	(459)	121	594
Non-operating income	$4,164	$3,199	$1,805

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $1.5 million and $1.9 million during 2006 and 2005, respectively, because of increases in cash, cash equivalents, and investments, as well as higher returns on invested cash balances.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from MJKK. The increase in other expense, net in 2006 was primarily related to foreign currency exchange losses, particularly with regard to the euro.

Income Tax Expense

The following table summarizes the components of our effective income tax expense rate:

($000)	2006	2005	2004
Income before income taxes and equity in net income of unconsolidated entities	$81,691	$49,679	$19,540
Equity in net income of unconsolidated entities	2,787	1,662	843
Total	$84,478	$51,341	$20,383
Income tax expense	$32,975	$20,224	$11,574
Effective income tax expense rate	39.0%	39.4%	56.8%

For a reconciliation of the U.S. federal tax rate to our effective tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

Our effective income tax rate is influenced by three primary factors: the reported income or loss of our non-U.S. entities and our evaluation of the realizability of their net operating losses; incentive stock options; and the impact of specific tax planning strategies.

In 2006, our effective income tax rate was 39.0%, which is comparable to our effective income tax rate in 2005. This rate, however, reflects three items related to our non-U.S. operations. Our 2006 effective income tax rate includes additional income tax expense outside the United States recorded in the second quarter of 2006. This additional income tax expense increased our effective tax rate by 1.1 percentage points. In addition, in 2006 we paid withholding taxes in non-U.S. jurisdictions for which we do not anticipate receiving a credit for U.S. income tax purposes. These withholding taxes increased our effective rate by approximately a half of a percentage point. These increases were mostly offset by the benefit we recorded as a result of reducing previously recorded deferred tax valuation allowances. Based on the evidence related to certain of our non-U.S. entities, we concluded it was more likely than not that we would be able to use the accumulated net operating losses.

We have net operating loss (NOL) carryforwards of $28.4 million related to our non-U.S. operations. Because of the historical operating losses of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but $6.0 million of these NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

We anticipate that our effective income tax rate may continue to fluctuate related to the valuation allowances and non-U.S. tax related items.

In 2005, our effective income tax expense rate decreased compared with prior years, primarily because of a reduction in the tax impact related to incentive stock options. For incentive stock options, we record stock-based compensation expense but we do not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. Federal rate of 35%. The amount of incentive stock option expense recorded in 2005 was lower than the amounts recorded in 2004, reflecting the fact that, subsequent to our initial public offering, incentive stock options are no longer accounted for under the liability method, and because they are fully vested, no stock-based compensation expense was recorded for these options during the last nine months of 2005.

Our 2005 effective tax rate also reflects an increase in the number of disqualifying dispositions related to incentive stock options. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit when a disqualifying disposition occurs. Our 2005 income tax expense also reflects a benefit of $0.7 million related to research and development expenses due to a change in U.S. income tax regulations. This benefit resulted in a one-time reduction of our effective income tax expense rate. In the fourth quarter of 2005, we formalized cost-sharing agreements among our operations to more accurately reflect the economic sharing arrangements that benefit our subsidiaries. This also had the effect of lowering our taxes in certain jurisdictions.

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

Cash and Cash Equivalents

As of December 31, 2006, we had cash and cash equivalents of $96.1 million, an increase of $3.7 million compared with the balance as of December 31, 2005. The increase primarily reflects $98.7 million in cash provided by operating activities and $34.0 million in cash provided by financing activities, partially offset by $129.0 million in cash used for investing activities. In addition to the $96.1 million of cash and cash equivalents as of December 31, 2006, we had $67.6 million of investments, consisting primarily of fixed-income securities, an increase of $6.8 million from December 31, 2005.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In 2006, cash provided by operating activities was $98.7 million. The increase of $50.3 million, or 103.7%, in operating cash flows mainly reflects increases in net income, income taxes payable, and accrued compensation. In 2006, we made $9.6 million of income tax payments, compared with $19.5 million in 2005. As part of the Ibbotson purchase price allocation, we recorded a reduction to income taxes payable of $13.0 million. This income tax benefit, primarily related to the payments for the cancellation of Ibbotson’s stock options, was fully used during 2006, reducing the amount we paid for income taxes. This cash income tax benefit did not impact our income tax expense or net income in 2006. We will not receive additional cash tax benefits from the Ibbotson acquisition, and therefore, our income taxes payable has increased in anticipation of future payments. Accrued compensation increased primarily because of an increase in accrued bonuses. In February 2007, we made approximately $35.0 million of bonus payments that were accrued as of December 31, 2006. In 2006, we made bonus payments of $23.0 million.

In 2005, cash provided by operating activities increased approximately $15.6 million, or 47.4%, to $48.4 million. The increase in operating cash flows during 2005 primarily reflects an increase in net income and a decrease in net operating assets and liabilities, excluding income tax and bonus payments. In 2005, we made income tax payments of $19.5 million. In 2004, we made only $6.6 million of income tax payments because of the U.S. net operating loss carryforwards available from prior years. In 2005 and 2004, we paid bonuses of approximately $18.0 million and $12.3 million, respectively. The higher bonuses paid in 2005 were the result of strong 2004 operating performance and the last installment of a special bonus paid to our analyst team in connection with the ramp-up of our independent equity research business. Excluding the impact of income tax and bonus payments, our net operating assets and liabilities decreased primarily because of increases in accounts payable and accrued liabilities, accrued bonuses related to the current year’s performance, and accrued income taxes. The increase in accounts receivable, resulting primarily from higher client billings, was partially offset by the related increase in deferred revenue.

Because we frequently invoice our customers and collect cash in advance of providing services or fulfilling subscriptions, we often have significant deferred revenue, which is shown as a liability on our Consolidated Balance Sheets. As of December 31, 2006 and December 31, 2005, our deferred revenue was $100.5 million (including deferred revenue from acquisitions) and $71.2 million, respectively.

In 2003, we began participating in voluntary disclosure or similar programs related to state sales tax. We estimated our total liability for these taxes to be approximately $9.0 million. Beginning in 2003 through the end of 2006, we made total cash payments of $8.2 million in conjunction with these voluntary disclosure programs. The remaining amount expected to be due in connection with these voluntary disclosure programs is recorded as an accrued liability in our Consolidated Balance Sheet as of December 31, 2006.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. In 2006, cash used for investing activities increased $112.1 million compared with 2005, primarily reflecting an increase in cash used for acquisitions. In 2005, cash used for investing activities decreased $5.9 million from 2004 primarily reflecting a decrease in purchases of investments, net of proceeds from the sale of investments. This decrease in cash used was partially offset by cash outflows related to the January 2005 acquisition of VARDS.

Cash used for acquisitions in 2006, net of cash acquired, was $117.3 million. This total includes cash used to purchase Ibbotson in March 2006, Aspect Huntley in July 2006, and the hedge fund and separate account database division of InvestorForce in August 2006. In 2005, cash used for acquisitions was $8.2 million, related to our January 2005 acquisition of VARDS. In 2004, cash used for acquisitions was $0.2 million, related to our February 2004 purchase of the remaining 51% of Morningstar Norge AS (Morningstar Norway) that we did not previously own.

Purchases of investments, net of proceeds from the sale of investments, were $6.6 million, $1.3 million, and $14.9 million in 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, we had investments, consisting primarily of fixed-income securities, of $67.6 million and $60.8 million, respectively. As of both December 31, 2006 and 2005, our investments represented approximately 40% of our total cash, cash equivalents, and investments.

Capital expenditures were $4.7 million, $7.5 million, and $7.7 million in 2006, 2005, and 2004, respectively. Capital expenditures are primarily for leasehold improvements, computer hardware, and capitalized internal product development costs. In 2007, we expect to make capital expenditures of approximately $8 million primarily for computer hardware to support our technology platforms and the build-out of new office space for our non-U.S. operations. In addition, we may also spend up to $6 million in capital expenditures for the build-out of our new corporate headquarters in Chicago, depending on the progress of construction of the new building.

Cash Provided by (Used for) Financing Activities

In 2006, cash provided by financing activities of $34.0 million increased $8.7 million, or 34.6%, and primarily reflected proceeds of $20.2 million from stock option exercises. Stock option exercises continued to increase in 2006, our first full year as a public company. We also recognized $13.7 million of excess tax benefits from stock option exercises in 2006. We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, on January 1, 2006; the new standard requires that we record excess tax benefits from stock option exercises as a financing activity, instead of as an operating activity. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant.

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

Acquisitions

Institutional Hedge Fund and Separate Account Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of Investor Force, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.1 million in cash, including transaction-related costs. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. We began including the results of the hedge fund and separate account database division of InvestorForce’s operations in our Consolidated Financial Statements on August 1, 2006. This acquisition allowed us to strengthen and expand our proprietary investment data.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30.0 million in cash (of which Australian $2.0 million will be paid in 2007) subject to post-closing and working capital adjustments. In 2006, the cash paid for Aspect Huntley, including transaction-related costs, was U.S. $20.9 million (net of $0.9 million of cash acquired). We began including the results of Aspect Huntley’s operations in our Consolidated Financial Statements on July 25, 2006. This acquisition fits with our growth strategy to expand our products and services outside the United States. This acquisition allowed us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a firm specializing in asset allocation research and services, for $83.0 million in cash, plus an additional $3.5 million for working capital and other items. We began including the results of Ibbotson’s operations in our Consolidated Financial Statements on March 1, 2006. This acquisition complemented our growth strategies in several key areas, including investment consulting, managed retirement accounts, and institutional and advisor software.

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

Initial Public Offering

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock. These shares began trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN” and now trade on the Nasdaq Global Select Market. All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp. We did not receive any proceeds from the sale of these shares.

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

Subsequent Event

In February 2007, we entered into a definitive agreement to acquire Standard & Poor’s mutual fund data business for $55 million in cash, subject to post-closing adjustments. Standard & Poor’s is a division of The McGraw-Hill Companies. Standard & Poor’s fund data business consists of data and products covering more than 135,000 managed investment vehicles, including mutual funds, exchange-traded funds (ETFs), hedge funds, and offshore funds. Under terms of the agreement, Standard & Poor’s will license fund data from Morningstar after the acquisition is completed. We completed the transaction on March 16, 2007.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are discussed in Note 2 of the Notes to our Consolidated Financial Statements. The preparation of financial statements in accordance with U.S. GAAP requires our management team to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures included in our Consolidated Financial Statements.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Based on these assumptions and estimates, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could vary from these estimates and assumptions. If actual amounts are different from previous estimates, we include revisions in our results of operations for the period in which the actual amounts become known.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

Much of our revenue comes from the sale of subscriptions or licenses for print publications, software, and Internet-based products and services. We recognize this revenue in equal amounts over the term of the subscription or license, which generally ranges from one to three years. We also provide analysis, consulting, retirement advice, and other services. We recognize this revenue when the service is provided or during the service obligation period defined in the contract. Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2006, our deferred revenue was $100.5 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling of our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired companies that complement our business operations. In 2006, we acquired Ibbotson Associates, Aspect Huntley, and the database division of InvestorForce. The total cash paid for these acquisitions, net of cash acquired, was $117.3 million in 2006. In 2005, we acquired VARDS for $8.2 million in cash. In 2004, we acquired the remaining 51% of Morningstar Norway that we did not previously own for $0.2 million in cash and $0.1 million in other consideration. For each of these acquisitions, the purchase price was allocated to the assets acquired, liabilities assumed, and goodwill, in accordance with SFAS No. 141, Business Combinations. We recognized the assets and liabilities acquired related to these acquisitions at their estimated fair values including $81.0 million of value assigned to intangible assets such as customer lists, intellectual property, technology, non-competition agreements, and supplier lists. For these intangible assets, the estimated useful lives range from three to 25 years. As of December 31, 2006, we also have recorded $86.7 million of goodwill arising from acquisitions.

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

We believe that the accounting estimates related to purchase price allocations are critical accounting estimates because the assumptions impact the amounts and classifications of assets and liabilities presented in our Consolidated Balance Sheets, the amount of amortization and depreciation expense, if any, recorded in our Consolidated Statements of Income, and the impairment testing performed in subsequent periods.

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2006 was $86.7 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, it is subject to at least an annual test for impairment, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2006 includes property, equipment, and capitalized software of $15.9 million and intangible assets of $72.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include a deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Estimates of future cash flows and the estimated useful lives associated with these assets are critical to the assessment of recoverability and fair values. They are susceptible to change from period to period because of the requirement to make assumptions about future cash flows generated over extended periods of time. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and could adversely affect our operating results in the related period.

Stock-Based Compensation

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)) as of January 1, 2006. Under SFAS No. 123 (R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. In 2006, we granted both stock options and restricted stock units to employees. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We measure the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model.

Determining the fair value of our stock options required that we make several estimates, including the volatility of our stock price, the expected life of the option, the expected strike price at the time of exercise, interest rates, and dividend yields. As a recently public company, we have limited historical information on the price of our stock as well as employees’ stock option exercise behavior. Because of this limitation, we cannot rely on our historical experience alone to develop assumptions for stock price volatility and the expected life of our options. We estimated stock-price volatility with reference to a peer group of companies. Determining the companies to include in this peer group involves judgment. We estimated the expected life of our options using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Certain stock options granted in 2004, 2005, and 2006 have initial exercise prices that will increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. We estimated the expected exercise price included in the Black-Scholes model using our estimated 6.25 year estimated life and the applicable 10-year Treasury bond rate. We based the risk-free interest rate used in our assumptions on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected life. We do not intend to pay dividends on our common stock for the foreseeable future; therefore, we used a dividend yield of zero in our assumptions.

The use of different assumptions in the Black-Scholes model would result in different amounts of stock-based compensation expense. A 1% change in the Black-Scholes value would have resulted in a corresponding change of approximately $0.1 million in stock-based compensation expense in 2006 for stock options.

Under SFAS No. 123(R), we are required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

We believe that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the amount of stock-based compensation expense recorded in our Consolidated Financial Statements.

Income Taxes

Our annual effective income tax expense rate is based on the mix of income and losses in our U.S. and non-U.S. entities which are part of our Consolidated Financial Statements, statutory tax rates, and tax-planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in our Consolidated Financial Statements. As a result, the effective tax rate reflected in our Consolidated Financial Statements is different from the tax rate reported on our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.

As of December 31, 2006, we had $1.3 million of net current deferred tax liabilities and $13.8 million of net long-term deferred tax assets. In addition, we have net operating loss (NOL) carryforwards of $28.4 million related to our non-U.S. operations. Of these NOLs, $9.3 million will begin to expire in 2008 through 2021 and $19.1 million have no expiration. Because of the historical operating losses of certain of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $6.0 million of the NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. In assessing the realizability of our deferred tax assets and NOLs, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations. Refer to Note 16 of the Notes to our Consolidated Financial Statements. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited, to court rulings, negotiations between affected parties, and government actions. Judgment is required as we assess the probability of loss for such contingencies and either accrue a liability or disclose the relevant circumstances, as appropriate. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be impacted.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements

when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, we adopted SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have an impact on our Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 in the first quarter of 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” (EITF No. 06-2), which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-2 in the first quarter of 2007. In the first quarter of 2007, we will record a cumulative effect of accounting change, net of tax, of approximately $3.4 million to record the portion of employee sabbatical leave that has been earned. Other than recording this cumulative effect of accounting change, we do not anticipate that the adoption of EITF No. 06-2 will have a material impact on our Consolidated Financial Statements.

Contractual Obligations

The following table presents our known contractual obligations as of December 31, 2006 and the expected timing of cash payments related to these contractual obligations:

($000)	2007	2008	2009	2010	2011	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$4,309	$7,446	$7,002	$6,988	$6,930	$68,753	$101,428
Asset retirement obligation (2)	—	—	98	—	—	—	98
Total	$4,309	$7,446	$7,100	$6,988	$6,930	$68,753	$101,526

(1)          The non-cancelable operating lease obligations relate primarily to lease commitments on office space. In December 2005, we signed an agreement to lease approximately 210,000 square feet of new office space for our corporate headquarters in Chicago, Illinois. The lease begins in 2008 and has a term of 15 years. The minimum future lease payments are included in the table presented above.

(2)          The asset retirement obligation relates to costs that will be incurred to return office space modified by leasehold improvements to its original condition in accordance with the lease agreement.

In addition, we have an obligation to pay up to approximately $2.0 million under a deferred compensation agreement with Don Phillips, one of our managing directors, as discussed in Note 12 of the Notes to our Consolidated Financial Statements. As of December 31, 2006, $1.9 million is classified as a current liability and $0.1 million is classified as a long-term liability. We are required to make these payments as Don exercises certain stock options granted to him under the 1999 Stock Option Plan. Because the timing of these payments is uncertain, we have not included this obligation in the above table. In May 2006, Don entered into a Rule 10b5-1 plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. As of December 31, 2006, there were 310,000 options remaining to be exercised under this 10b5-1 plan. If all 310,000 stock options are exercised in 2007, we would make payments to him of approximately $834,000 in accordance with the deferred compensation agreement.

There are no purchase commitments as of December 31, 2006 that we believe would have a significant impact on our Consolidated Balance Sheet or Consolidated Statement of Cash Flows.

Selected Quarterly Financial Data

	2005				2006
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$53,204	$56,243	$56,927	$60,740	$70,060	$76,257	$81,821	$87,037
Operating expense (1):
Cost of goods sold	15,912	15,674	16,261	16,561	18,673	22,052	22,389	23,861
Development	5,149	4,593	4,749	5,163	6,091	7,306	7,876	8,221
Sales and marketing	9,785	9,845	9,499	9,942	11,660	11,880	12,971	14,103
General and administrative	13,084	11,135	11,849	13,167	12,032	13,793	13,781	15,984
Depreciation and amortization	2,396	1,852	2,222	1,796	2,406	3,767	4,267	4,535
Total operating expense	46,326	43,099	44,580	46,629	50,862	58,798	61,284	66,704
Operating income	6,878	13,144	12,347	14,111	19,198	17,459	20,537	20,333
Non-operating income:
Interest income, net	449	605	892	1,132	1,059	858	1,169	1,537
Other income (expense), net	260	(200)	(46)	107	(126)	(186)	(31)	(116)
Non-operating income, net	709	405	846	1,239	933	672	1,138	1,421
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	7,587	13,549	13,193	15,350	20,131	18,131	21,675	21,754
Income tax expense	4,060	4,600	5,857	5,707	7,598	7,624	9,228	8,525
Equity in net income of unconsolidated entities	480	549	183	450	647	658	1,100	382
Income before cumulative effect of accounting change	4,007	9,498	7,519	10,093	13,180	11,165	13,547	13,611
Cumulative effect of accounting change, net of income tax expense of $171	—	—	—	—	259	—	—	—
Net income	$4,007	$9,498	$7,519	$10,093	$13,439	$11,165	$13,547	$13,611
Basic income per share:
Income before cumulative effect of accounting change	$0.10	$0.24	$0.19	$0.25	$0.33	$0.27	$0.33	$0.32
Net income	$0.10	$0.24	$0.19	$0.25	$0.33	$0.27	$0.33	$0.32
Weighted average common shares outstanding—basic	38,448	39,064	39,922	40,109	40,355	40,925	41,448	41,957
Diluted income per share:
Income before cumulative effect of accounting change	$0.09	$0.22	$0.17	$0.22	$0.28	$0.24	$0.29	$0.29
Net income	$0.09	$0.22	$0.17	$0.22	$0.29	$0.24	$0.29	$0.29
Weighted average common shares outstanding—diluted	42,944	43,742	45,354	45,730	46,424	46,684	46,578	47,100

(1)           Includes stock-based compensation expense of:

	2005				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Cost of goods sold	$664	$264	$274	$271	$272	$285	$302	$313
Development	275	105	112	111	114	131	141	146
Sales and marketing	325	128	129	128	126	137	152	156
General and administrative	3,623	1,441	1,515	1,530	1,422	1,526	1,663	1,689
Total stock-based compensation expense	$4,887	$1,938	$2,030	$2,040	$1,934	$2,079	$2,258	$2,304

Stock-based compensation expense under the liability method	$2,810	$—	$—	$—	$—	$—	$—	$—
Stock-based compensation expense under the equity method	2,077	1,938	2,030	2,040	1,934	2,079	2,258	2,304
Total stock-based compensation expense	$4,887	$1,938	$2,030	$2,040	$1,934	$2,079	$2,258	$2,304

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may be subject to risk from fluctuating interest rates. Our investment portfolio is actively managed and may suffer losses due to fluctuating interest rates, market prices, or adverse security selection. At December 31, 2006, we held $67.6 million of investments, consisting primarily of fixed-income securities. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.4 million.

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

Item 8. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of Morningstar, Inc.

We have audited the accompanying consolidated balance sheet of Morningstar, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 9, 2007

To the Board of Directors and Shareholders of Morningstar, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Morningstar, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morningstar, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Morningstar, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Morningstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Morningstar, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended, and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 9, 2007

To the Board of Directors and Shareholders of Morningstar, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Morningstar, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
March 3, 2006

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2006	2005	2004
Revenue	$315,175	$227,114	$179,658
Operating expenses: (1)
Cost of goods sold	86,975	64,408	54,709
Development	29,494	19,654	16,167
Sales and marketing	50,614	39,071	36,034
General and administrative	55,590	49,235	46,788
Depreciation and amortization	14,975	8,266	8,225
Total operating expense	237,648	180,634	161,923
Operating income	77,527	46,480	17,735
Non-operating income:
Interest income, net	4,623	3,078	1,211
Other income (expense), net	(459)	121	594
Non-operating income, net	4,164	3,199	1,805
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	81,691	49,679	19,540
Income tax expense	32,975	20,224	11,574
Equity in net income of unconsolidated entities	2,787	1,662	843
Income before cumulative effect of accounting change	51,503	31,117	8,809
Cumulative effect of accounting change, net of income tax expense of $171	259	—	—
Net income	$51,762	$31,117	$8,809

Basic income per share:
Income before cumulative effect of accounting change	$1.25	$0.79	$0.23
Cumulative effect of accounting change	0.01	—	—
Net income	$1.26	$0.79	$0.23
Diluted income per share:
Income before cumulative effect of accounting change	$1.10	$0.70	$0.21
Cumulative effect of accounting change	0.01	—	—
Net income	$1.11	$0.70	$0.21

Weighted average shares outstanding:
Basic	41,176	39,392	38,418
Diluted	46,723	44,459	41,858

	2006	2005	2004
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,172	$1,473	$2,143
Development	532	603	1,020
Sales and marketing	571	710	1,184
General and administrative	6,300	8,109	12,376
Total stock-based compensation expense	$8,575	$10,895	$16,723

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$96,140	$92,367
Investments	67,611	60,823
Accounts receivable, less allowance of $225 and $418, respectively	65,176	47,530
Other	8,557	5,495
Total current assets	237,484	206,215
Property, equipment, and capitalized software, net	15,869	17,355
Investments in unconsolidated entities	18,659	16,355
Goodwill	86,680	17,500
Intangible assets, net	72,841	7,251
Deferred tax asset, net	13,789	29,729
Other assets	2,516	1,906
Total assets	$447,838	$296,311

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,014	$13,664
Accrued compensation	40,856	26,463
Income tax payable	1,620	1,259
Deferred revenue	100,525	71,155
Deferred tax liability, net	1,266	833
Other	2,182	2,467
Total current liabilities	167,463	115,841
Accrued compensation	7,591	4,458
Other long-term liabilities	3,361	2,298
Total liabilities	178,415	122,597

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,228,418 and 40,284,513 shares were outstanding as of December 31, 2006 and 2005, respectively	4	4
Treasury stock at cost, 233,332 shares as of December 31, 2006 and 2005	(3,280)	(3,280)
Additional paid-in capital	268,721	226,593
Retained earnings (accumulated deficit)	1,154	(50,608)
Accumulated other comprehensive income:
Currency translation adjustment	2,871	1,130
Unrealized losses on available for sale securities	(47)	(125)
Total accumulated other comprehensive income	2,824	1,005
Total shareholders’ equity	269,423	173,714
Total liabilities and shareholders’ equity	$447,838	$296,311

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common	Common			Retained	Accumulated
	Stock	Stock		Additional	Earnings	Other	Total
	Shares	Par	Treasury	Paid-In	(Accumulated	Comprehensive	Shareholders’
(in thousands except share amounts)	Outstanding	Value	Stock	Capital	Deficit)	Income (Loss)	Equity

Balance at January 1, 2004	38,395,480	$4	$(3,280)	$139,161	$(90,534)	$(530)	$44,821
Comprehensive income:
Net income		—	—	—	8,809	—	8,809
Reclassification adjustment for realized gains included in net income		—	—	—	—	(8)	(8)
Unrealized loss on investments, net of tax of $69		—	—	—	—	(97)	(97)
Foreign currency translation adjustment		—	—	—	—	1,873	1,873
Total comprehensive income		—	—	—	8,809	1,768	10,577
Issuance of common stock related to stock option exercises, net	51,134	—	—	692	—	—	692
Reclassification related to conversion of Morningstar Europe options to Morningstar, Inc. options		—	—	531	—	—	531
Stock-based compensation		—	—	7,760	—	—	7,760
Balance at December 31, 2004	38,446,614	4	(3,280)	148,144	(81,725)	1,238	64,381
Comprehensive income:
Net income		—	—	—	31,117	—	31,117
Reclassification adjustment for realized gains included in net income		—	—	—	—	(3)	(3)
Unrealized loss on investments, net of tax of $16		—	—	—	—	(20)	(20)
Foreign currency translation adjustment		—	—	—	—	(210)	(210)
Total comprehensive income		—	—	—	31,117	(233)	30,884
Issuance of common stock related to initial public offering, net of related costs	1,141,875	—	—	18,108	—	—	18,108
Issuance of common stock related to stock option exercises, net	696,024	—	—	8,221	—	—	8,221
Reclassification of stock-based compensation liabilities		—	—	41,589	—	—	41,589
Stock-based compensation		—	—	8,085	—	—	8,085
Tax benefit derived from stock option exercises		—	—	2,446	—	—	2,446
Balance at December 31, 2005	40,284,513	4	(3,280)	226,593	(50,608)	1,005	173,714
Comprehensive income:
Net income		—	—	—	51,762	—	51,762
Unrealized gains on investments, net of income tax of $52		—	—	—	—	78	78
Foreign currency translation adjustment		—	—	—	—	1,741	1,741
Total comprehensive income		—	—	—	51,762	1,819	53,581
Issuance of common stock related to stock option exercises, net	1,943,905	—	—	20,249	—	—	20,249
Stock-based compensation		—	—	8,575	—	—	8,575
Cumulative effect of accounting change		—	—	(430)	—	—	(430)
Tax benefit derived from stock option exercises		—	—	13,734	—	—	13,734
Balance at December 31, 2006	42,228,418	$4	$(3,280)	$268,721	$1,154	$2,824	$269,423

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2006	2005	2004
Operating activities
Net income	$51,762	$31,117	$8,809
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	(259)	—	—
Depreciation and amortization	14,975	8,266	8,225
Deferred income taxes	(3,856)	583	830
Stock-based compensation	8,575	10,895	16,723
Provision for (recovery of) bad debt	159	223	(55)
Equity in net income of unconsolidated entities	(2,787)	(1,662)	(843)
Foreign exchange (gain) loss	880	146	(333)
(Gain) loss on sale of fixed assets	165	19	(73)
Excess tax benefits from stock option exercises	(13,734)	2,446	—
Other, net	(411)	(269)	(575)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,261)	(14,989)	(10,866)
Other assets	(1,217)	(1,076)	(2,358)
Accounts payable and accrued liabilities	(563)	2,167	2,489
Accrued compensation	16,426	6,997	—
Deferred revenue	10,967	7,364	7,038
Income taxes payable	26,696	(2,438)	3,763
Other liabilities	160	(1,344)	88
Cash provided by operating activities	98,677	48,445	32,862

Investing activities
Purchases of investments	(81,265)	(78,798)	(79,126)
Proceeds from sale of investments	74,679	77,510	64,180
Capital expenditures	(4,722)	(7,451)	(7,730)
Acquisitions, net of cash acquired	(117,331)	(8,192)	(210)
Other, net	(363)	18	136
Cash used for investing activities	(129,002)	(16,913)	(22,750)

Financing activities
Proceeds from sale of common stock, primarily stock option exercises	20,249	7,166	194
Excess tax benefits from stock option exercises	13,734	—	—
Proceeds from initial public offering, net	—	18,108	—
Payments of long-term debt and capital lease obligations	—	(18)	(6,561)
Cash provided by (used for) financing activities	33,983	25,256	(6,367)

Effect of exchange rate changes on cash and cash equivalents	115	(328)	317
Net increase in cash and cash equivalents	3,773	56,460	4,062
Cash and cash equivalents — Beginning of year	92,367	35,907	31,845
Cash and cash equivalents — End of year	$96,140	$92,367	$35,907

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$29	$90
Cash paid for income taxes	$9,649	$19,527	$6,613

Supplemental information of non-cash investing and financing activities
Unrealized gain (loss) on available-for sale-investments	$148	$(36)	$(166)
Non-cash consideration related to acquisition	$—	$—	$69

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), is a provider of independent investment research in the United States and in major international markets. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients and provide data on investment offerings worldwide. We also offer asset management services for advisors, institutions, and retirement plan participants.

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

Reclassifications. In 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments. Before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives our chief operating decision maker a more complete picture of the profitability of each business segment. We have reclassified the 2005 and 2004 financial results for each segment to reflect this change.

Certain other amounts reported in 2005 and 2004 have been reclassified to conform to the 2006 presentation.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair market value.

Investments. We classify certain investments, consisting of certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost on the Consolidated Balance Sheets. We classify certain other investments, consisting primarily of equity securities, as trading securities, based on our intent to hold the securities for a short period of time and generate profits on short-term differences in price, as well as the requirements of one of our wholly-owned subsidiaries, which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments in “Other income (expense), net” in the Consolidated Statements of Income. We classify investments not classified as held-to-maturity or trading securities, which primarily consist of fixed-income securities, as available-for-sale securities. We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes. We record both trading and available-for-sale securities at their fair value on the Consolidated Balance Sheets.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2006, 2005, and 2004, no single customer represented 10% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation. We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the remaining lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Internal product development costs mainly consist of personnel costs relating to the development of new Web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years.

Goodwill. During the years ended December 31, 2006, 2005, and 2004, changes in the carrying amount of our recorded goodwill were primarily the result of business acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, goodwill is subject to at least an annual test for impairment, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments. We performed annual impairment reviews in the fourth quarter of 2006, 2005, and 2004 and did not record any impairment losses in these years.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from three to 20 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2006, 2005, or 2004.

Revenue Recognition. We recognize revenue from subscription sales, including print publications, CD-ROM software, Morningstar.com Premium service, and other subscription products, in equal installments over the term of the subscription, generally one year. Deferred revenue represents the portion of subscriptions billed or collected in advance which we expect to recognize in future periods. We recognize revenue from consulting, retirement advice, and other non-subscription products and services when the product or service is delivered or, when applicable, over the service obligation period defined by the terms of the contract.

EITF Issue No. 06-2, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement, allows companies the option to report taxes imposed on revenue-producing transactions (such as sales, use, value added, and some excise taxes) on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). Morningstar records such taxes on a net basis; therefore, they are excluded from revenue in our Consolidated Statements of Income.

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2006, 2005, and 2004 totaled $6,450,000, $5,862,000, and $6,180,000, respectively.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under this method, the provisions of SFAS No. 123(R) apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the fair value as of the date of grant. Prior to this date, we accounted for our stock options in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation. Under SFAS No. 123, we accounted for forfeitures of stock options as they occurred. SFAS No. 123(R) requires us to estimate expected forfeitures at the grant date and recognize compensation cost only for those awards expected to vest. Accordingly, in the first quarter of 2006, we recorded a cumulative effect of accounting change, net of tax, of $259,000 to reverse the impact of stock-based compensation expense recorded in prior years related to outstanding stock options that we estimate will not vest. Because we previously recognized stock-based compensation expense in accordance with SFAS No. 123, the adoption of SFAS No. 123(R) did not have any other impact on our financial position or results of operations.

Prior to our adoption of SFAS No. 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. These excess tax benefits were $13,734,000 in 2006 and $2,446,000 in 2005; there were no excess tax benefits recorded in 2004.

Income per Share. We compute and present income per share in accordance with SFAS No. 128, Earnings per Share. The difference between weighted average shares outstanding and diluted shares outstanding reflects the dilutive effect of employee stock options in all periods presented, and beginning in 2006, the dilutive effect of restricted stock units.

Income Taxes. We record deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes.

Foreign Currency. We translate the financial statements of non-U.S. subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for revenue and expenses. We use the local currency as the functional currency for all of our non-U.S. subsidiaries. We record translation adjustments for non-U.S. subsidiaries as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. We include exchange gains and losses arising from transactions denominated in currencies other than the functional currency in “Other income (expense), net” in the Consolidated Statements of Income.

3. Initial Public Offering

In May 2005, we completed our initial public offering of 7,612,500 shares of our common stock. These shares began trading on May 3, 2005 on the Nasdaq National Market under the symbol “MORN” and now trade on the Nasdaq Global Select Market. All of these shares were sold by affiliates of SOFTBANK Finance Corporation, a wholly owned subsidiary of SOFTBANK Corp. We did not receive any proceeds from the sale of these shares. In addition, we granted the underwriters the right to purchase up to an additional 1,141,875 shares at the initial public offering price to cover over-allotments. In May 2005, the underwriters exercised their over-allotment option in full. We received net proceeds of $18,108,000 based on our initial public offering price of $18.50 per share, after deducting the underwriting discounts and commissions and $2,594,000 of offering expenses.

4. Income Per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. The dilutive effect of outstanding employee stock options and restricted stock units is reflected in the denominator for diluted income per share using the treasury stock method.

The following table reconciles our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2006	2005	2004
Basic income per share:
Income before cumulative effect of accounting change	$51,503	$31,117	$8,809
Cumulative effect of accounting change, net of tax	259	—	—
Net income	$51,762	$31,117	$8,809
Weighted average common shares outstanding	41,176	39,392	38,418

Basic income per share before cumulative effect of accounting change	$1.25	$0.79	$0.23
Cumulative per share effect of accounting change, net of tax	0.01	—	—
Basic net income per share	$1.26	$0.79	$0.23

Diluted income per share:
Income before cumulative effect of accounting change	$51,503	$31,117	$8,809
Cumulative effect of accounting change, net of tax	259	—	—
Net income	$51,762	$31,117	$8,809

Weighted average common shares outstanding	41,176	39,392	38,418
Net effect of dilutive stock options and restricted stock units	5,547	5,067	3,440
Weighted average common shares outstanding for computing diluted income per share	46,723	44,459	41,858

Diluted income per share before cumulative effect of accounting change	$1.10	$0.70	$0.21
Cumulative per share effect of accounting change, net of tax	0.01	—	—
Diluted net income per share	$1.11	$0.70	$0.21

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes our Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirement for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. With the addition of Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for Australian investors. With the addition of Aspect Huntley, our Individual segment now includes revenue from both U.S. and non-U.S. operations.

•                  Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to different investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Following our acquisition of Ibbotson in March 2006, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. Following our acquisition of Aspect Huntley, this segment also includes software that we sell to financial planners and other market participants in Australia.

•                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Annuity Research Center (formerly VARDS Online); and Morningstar EnCorr, an asset allocation software package (acquired with Ibbotson). With the addition of Aspect Huntley, this segment now includes financial information as well as other data feeds on Australian stocks which we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006.

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

In the first quarter of 2006, we changed our segment reporting by allocating stock-based compensation expense to each of our three business segments; before 2006, stock-based compensation expense was recorded as a corporate item. We believe this change gives our chief operating decision maker a more complete picture of the profitability of each business segment. The 2005 and 2004 financial results for each segment have been reclassified to reflect this change.

Our segment accounting policies are the same as those described in Note 2, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs, the amortization of intangible assets, and the elimination of intersegment revenue and expense in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the years ended December 31, 2006, 2005, and 2004:

2006 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$77,171	$94,635	$143,369	$—	$315,175
Intersegment	3,535	59	2,716	(6,310)	—
Total revenue	80,706	94,694	146,085	(6,310)	315,175
Operating expense, excluding depreciation and amortization	54,254	63,620	102,831	(6,607)	214,098
Stock-based compensation	2,306	2,645	3,624	—	8,575
Depreciation and amortization	1,225	1,695	2,386	9,669	14,975
Operating income (loss)	$22,921	$26,734	$37,244	$(9,372)	$77,527

Capital expenditures	$313	$453	$1,255	$2,701	$4,722

U.S. revenue					$270,899
Non-U.S. revenue					$44,276

As of Dec. 31
U.S. long-lived assets	$11,777
Non-U.S. long-lived assets	$4,092

2005 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$60,643	$72,683	$93,788	$—	$227,114
Intersegment	2,805	6	2,159	(4,970)	—
Total revenue	63,448	72,689	95,947	(4,970)	227,114
Operating expense, excluding depreciation and amortization	43,903	53,290	69,140	(4,860)	161,473
Stock-based compensation	3,368	3,275	4,252	—	10,895
Depreciation and amortization	1,172	1,507	2,011	3,576	8,266
Operating income (loss)	$15,005	$14,617	$20,544	$(3,686)	$46,480

Capital expenditures	$305	$709	$1,939	$4,498	$7,451

U.S. revenue					$197,672
Non-U.S. revenue					$29,442

As of Dec. 31
U.S. long-lived assets	$13,894
Non-U.S. long-lived assets	$3,461

2004 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$44,478	$59,326	$75,854	$—	$179,658
Intersegment	2,518	1,554	2,548	(6,620)	—
Total revenue	46,996	60,880	78,402	(6,620)	179,658
Operating expense, excluding stock- based compensation, depreciation, and amortization	38,130	45,311	62,496	(8,962)	136,975
Stock-based compensation	5,222	4,967	6,534	—	16,723
Depreciation and amortization	1,041	1,603	2,239	3,342	8,225
Operating income (loss)	$2,603	$8,999	$7,133	$(1,000)	$17,735

Capital expenditures	$100	$622	$722	$6,286	$7,730

U.S. revenue					$154,248
Non-U.S. revenue					$25,410

					As of Dec. 31
U.S. long-lived assets					$16,016
Non-U.S. long-lived assets					$1,505

6. Investments

We classify our investment portfolio, which is primarily invested in fixed-income securities, as follows:

($000)	Dec. 31, 2006	Dec. 31, 2005
Available-for-sale	$63,122	$58,761
Held-to-maturity	2,339	420
Trading securities	2,150	1,642
Total	$67,611	$60,823

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	Dec. 31, 2006				Dec. 31, 2005
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Auction-rate securities	$—	$—	$—	$—	$16,298	$—	$—	$16,298
Corporate bonds	31,006	10	(9)	31,007	18,420	2	(57)	18,365
Government obligations	31,587	4	(59)	31,532	24,245	—	(147)	24,098
Commercial paper	583	—	—	583	—	—	—	—
Total	$63,176	$14	$(68)	$63,122	$58,963	$2	$(204)	$58,761

Held-to-maturity:
Certificate of deposit	$2,339	$—	$—	$2,339	$420	$—	$—	$420

As of December 31, 2006 and 2005, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and estimated fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	Dec. 31, 2006		Dec. 31, 2005
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$35,817	$35,768	$25,820	$25,740
Due in one to three years	27,359	27,354	16,845	16,723
Due in greater than ten years	—	—	16,298	16,298
Total	$63,176	$63,122	$58,963	$58,761

Held-to-maturity:
Due in one year or less	$2,339	$2,339	$420	$420

As of December 31, 2005, securities with contractual maturities of greater than 10 years consisted of auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that occurs approximately every seven to 35 days. As of December 31, 2006, we no longer hold auction-rate securities.

Net unrealized gains on trading securities included in our Consolidated Statements of Income were $176,000, $18,000, and $71,000 in 2006, 2005, and 2004, respectively.

The following table shows the net realized gains (losses) arising from sales of our investments recorded in our Consolidated Statements of Income:

($000)	2006	2005	2004
Realized gains	$25	$36	$33
Realized losses	(2)	(4)	(2)
Realized gains, net	$23	$32	$31

7. Acquisitions, Goodwill, and Other Intangible Assets

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company based in Wayne, Pennsylvania, for $10,050,000 in cash, including expenses directly related to the acquisition. We have included the financial results of this acquisition in our Consolidated Financial Statements beginning on August 1, 2006. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. This acquisition allowed us to strengthen and expand our proprietary investment data.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Accounts receivable	$354
Intangible assets	5,290
Goodwill	6,020
Deferred revenue	(1,614)
Total purchase price	$10,050

The preliminary purchase price allocation includes $5,290,000 of acquired intangible assets. These assets include technology-based assets of $2,500,000 that will be amortized over a weighted average period of 5 years; customer-based assets of $2,350,000 that will be amortized over a weighted average period of 5 years; trade names of $390,000 that will be amortized over a weighted average period of 4 years; and a non-compete agreement of $50,000 that will be amortized over 3 years.

The value assigned to goodwill and intangibles of $11,310,000 is deductible for U.S. income tax purposes over a period of 15 years.

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2005 and 2006, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from the amounts reported in 2006 and 2005.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia. We have included the results of Aspect Huntley’s operations in our Consolidated Financial Statements beginning on July 25, 2006. This acquisition fit our growth strategy to expand our products and services outside the United States and allowed us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

The purchase price of $23,384,000 represents Australian $30,000,000 in cash (of which Australian $2,000,000 will be paid in the third quarter of 2007), and includes transaction costs directly related to the acquisition and post-closing adjustments. In 2006, the cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, was $20,914,000 (net of cash acquired).

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Fixed assets	273
Intangible assets	11,019
Goodwill	17,274
Deferred revenue	(5,141)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,384

The preliminary purchase price allocation includes $11,019,000 of acquired intangible assets. These assets include trade names of $6,622,000 that will be amortized over a weighted average period of 10 years; technology-based assets (primarily including a database) of $2,593,000 that will be amortized over a weighted average period of 18 years; and customer-related assets of $1,804,000 that will be amortized over 10 years.

The goodwill we recorded of $17,274,000 is not deductible for U.S. or Australian income tax purposes.

If the acquisition of Aspect Huntley had occurred as of January 1, 2005 and 2006, revenue, operating income, net income, and basic and diluted income per share would not have been significantly different from the amounts reported in 2006 and 2005.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a firm specializing in asset allocation research and services, for $83,000,000 in cash, plus an additional $3,470,000 in cash for working capital and other items. We have included the results of Ibbotson’s operations in our Consolidated Financial Statements beginning on March 1, 2006. This acquisition complemented our growth strategies in several key areas, including investment consulting, managed retirement accounts, and institutional and advisor software.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,770
Income tax benefits, net	13,047
Other current assets	1,398
Fixed assets	1,407
Other assets	156
Intangible assets	55,280
Goodwill	46,221
Deferred revenue	(10,772)
Accrued liabilities	(4,882)
Deferred tax liability, net	(21,497)
Other non-current liabilities	(761)
Total purchase price	$86,470

As part of the purchase price allocation, we recorded an asset of $13,047,000, primarily for the income tax benefit related to payment for the cancellation of Ibbotson’s stock options. This cash income tax benefit reduced the amount of cash we paid for income taxes in 2006. This cash income tax benefit did not impact our income tax expense or net income in 2006.

The purchase price allocation also includes $55,280,000 of acquired intangible assets. These assets include customer-related assets of $34,200,000 that will be amortized over a weighted average period of 9 years; intellectual property (including patents and trade names) of $17,710,000 that will be amortized over a weighted average period of 10 years; technology-based assets of $3,070,000 that will be amortized over a weighted average period of 5 years; and a non-compete agreement of $300,000 that will be amortized over 5 years. The deferred tax liability of $21,497,000 results primarily because the amortization expense for these intangible assets is not deductible for U.S. income tax purposes.

Based on the purchase price allocation, we recorded $46,221,000 of goodwill. The goodwill we recorded is not deductible for U.S. income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes.

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of December 31, 2006, we have made substantially all of the related severance payments. We expect to pay the lease termination costs beginning in March 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the years ended December 31, 2006 and 2005 as if we had acquired Ibbotson as of January 1, 2005 and 2006. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. This adjustment assumes the stock option awards were made in May 2005, consistent with the timing of our annual equity grant, and vest over a four-year period. In 2005, we recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

	Year Ended December 31
($000)	2006	2005
Revenue	$322,566	$266,621
Operating income	77,868	42,035
Income before cumulative effect of accounting change	51,478	27,007
Net income	51,737	27,007

Basic income per share:
Income before cumulative effect of accounting change	$1.25	$0.69
Net income	$1.26	$0.69

Diluted income per share:
Income before cumulative effect of accounting change	$1.10	$0.61
Net income	$1.11	$0.61

Variable Annuity Research and Data Service

In January 2005, we acquired Variable Annuity Research and Data Service (VARDS) from Finetre Corporation for $8,192,000 in cash, including costs directly related to the acquisition. The results of the VARDS operations have been included in our Consolidated Financial Statements beginning in January 2005.

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

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2005 to December 31, 2006:

($000)
Balance as of January 1, 2005	$14,408
Goodwill acquired related to VARDS	3,084
Other, primarily currency translation	8
Balance as of December 31, 2005	17,500
Goodwill acquired related to Ibbotson	46,221
Goodwill acquired related to Aspect Huntley	17,274
Goodwill acquired related to the database division of InvestorForce	6,020
Reversal of valuation allowances related to non-U.S. deferred tax assets, primarily related to net operating losses	(1,200)
Other, primarily currency translation	865
Balance as of December 31, 2006	$86,680

At the date of acquisition of certain of our non-U.S. operations, we recorded a valuation allowance against the deferred tax assets related to the acquired entities’ deductible temporary differences and net operating losses. In 2006, we reversed these valuation allowances as we considered that it is more likely than not that these tax benefits will be realized. In accordance with SFAS No. 109, the tax benefits for those items that are first recognized in financial statements after the acquisition date (by eliminating the valuation allowance) are applied first to reduce any goodwill related to the acquisition. We therefore recorded a reduction to goodwill in the amount of $1,200,000 related to the reduction of these valuation allowances.

We did not record any goodwill impairment losses in 2006, 2005, or 2004, respectively.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2006				As of December 31, 2005
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,185	$(2,455)	$23,730	10	$1,132	$(405)	$727	7
Customer-related assets	45,015	(4,410)	40,605	10	6,571	(597)	5,974	18
Supplier relationships	240	(24)	216	20	240	(12)	228	20
Technology-based assets	9,177	(1,180)	7,997	9	430	(108)	322	4
Non-competition agreement	350	(57)	293	5	—	—	—	—
Total intangible assets	$80,967	$(8,126)	$72,841	10	$8,373	$(1,122)	$7,251	16

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense for the years ended December 31, 2006, 2005, and 2004 was $7,004,000, $692,000, and $287,000, respectively.

As of December 31, 2006, we estimate that aggregate amortization expense for intangible assets will be $9,529,000 in 2007; $9,458,000 in 2008; $9,113,000 in 2009; $8,188,000 in 2010; and $7,185,000 in 2011.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of December 31, 2006 and 2005, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $16,693,000 and $14,884,000 as of December 31, 2006 and 2005, respectively. The market value of our investment in MJKK was approximately Japanese Yen 10.2 billion (approximately U.S. $85,482,000) as of December 31, 2006 and Japanese Yen 9.7 billion (approximately U.S. $82,103,000) as of December 31, 2005.

In the third quarter of 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $990,000 and is included in “Equity in net income of unconsolidated entities,” in our Consolidated Statements of Income.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company, Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of December 31, 2006 and December 31, 2005. We account for this investment using the equity method. Our investment totaled $1,415,000 and $1,129,000 as of December 31, 2006 and 2005, respectively.

Other Investments in Unconsolidated Entities. As of December 31, 2006 and 2005, the book value of our other investments in unconsolidated entities totaled $551,000 and $342,000, respectively, and primarily includes our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of December 31, 2006 and 2005. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

($000)	2006	2005	2004
Revenue	$18,894	$15,069	$9,648
Operating income	4,985	2,940	1,143
Net income	6,979	3,178	656

($000)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Current assets	$57,323	$49,538	$50,133
Total assets	64,059	55,235	55,294
Current liabilities	3,781	2,792	1,536
Total liabilities	4,122	3,071	1,536

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

($000)	Dec. 31, 2006	Dec. 31, 2005
Computer equipment	$22,833	$19,794
Capitalized software	21,612	20,400
Furniture and fixtures	4,461	2,710
Leasehold improvements	13,034	13,529
Telephone equipment	1,423	1,277
Construction in progress	762	36
Other	-	296
Property, equipment, and capitalized software, at cost	64,125	58,042
Less accumulated depreciation	(48,256)	(40,687)
Property, equipment, and capitalized software, net	$15,869	$17,355

Depreciation and leasehold amortization expense totaled $7,971,000, $7,574,000, and $7,938,000, in 2006, 2005, and 2004, respectively.

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2007	$4,309
2008	7,446
2009	7,002
2010	6,988
2011	6,930
Thereafter	68,753
Total	$101,428

In December 2005, we signed an agreement to lease approximately 210,000 square feet of new office space for our corporate headquarters and U.S. operations in Chicago, Illinois. The lease begins in 2008 and has a term of 15 years. The minimum future lease payments are included in the table above.

Rent expense for 2006, 2005, and 2004 was $6,818,000, $5,234,000, and $4,155,000, respectively, including taxes, insurance, and other operating costs.

Deferred rent in the amount of $1,143,000 and $808,000 at December 31, 2006 and 2005, respectively, relates to build-out and rent abatement allowances received, which are being amortized on a straight-line basis over the remaining portion of the original term of the lease. Deferred rent is included in “Other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets, as appropriate.

As of December 31, 2006 and 2005, we have recorded an asset retirement obligation of $98,000 for costs we expect to incur in 2009 to return office space modified by leasehold improvements to its original condition in accordance with the lease agreement. The asset retirement obligation is recorded in Other Long-Term Liabilities on our Consolidated Balance Sheets.

11. Stock-Based Compensation

Stock-Based Compensation Plans

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). In general, options granted under the 1993 Plan vest ratably over a five-year period and options granted under the 2000 Plan and the 2001 Plan vest ratably over a four-year period; options under all three plans expire 10 years after the date of grant.

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. The number of shares available for future grants under our 2004 Stock Incentive Plan as of December 31, 2006 and 2005 was 2,827,006 and 2,989,322, respectively.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 were scheduled to become exercisable each year from 1999 through 2008. As of December 31, 2006 and 2005, there were 710,174 and 869,174 options remaining to be exercised, respectively.

Accounting for Stock-Based Compensation Awards

Effective January 1, 2006, we adopted SFAS No. 123 (R), Share-Based Payment, using the modified prospective transition method. Prior to this date, we accounted for our equity plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation.

Prior to our initial public offering in May 2005, we accounted for stock options granted under the 1993 Plan and the 1999 Plan using the liability method in accordance with SFAS No. 123 because these plans allowed for cash settlement at the option holder’s election subject to certain conditions. Under the liability method, we accounted for options as a liability that was measured each period using the fair value per share of our common stock. We recorded changes in the liability resulting from changes in the fair value of our common stock in our Consolidated Statements of Income. As a result of our initial public offering, we are no longer required to settle options under the 1993 Plan and the 1999 Plan in cash. Upon our initial public offering, we valued the liability using a fair value of $18.50 per share, which was equal to the fair value of our common stock at the time of our initial public offering. We reclassified stock options accounted for as current liabilities of $16,707,000 and long-term liabilities of $24,882,000 to additional paid-in capital. In addition, because all of the options previously accounted for under the liability method were fully vested by March 31, 2005, we have not recorded any additional expense for these options in subsequent periods.

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

Stock-Based Compensation Expense

The following table summarizes our stock-based compensation expense:

($000)	2006	2005	2004
Stock-based compensation expense under the liability method	$—	$2,810	$8,963
Stock-based compensation expense under the equity method	8,575	8,085	7,760
Total stock-based compensation expense	$8,575	$10,895	$16,723

The deferred tax benefit related to the stock-based compensation expense above was $3,030,000, $2,933,000, and $3,084,000 in 2006, 2005, and 2004, respectively.

We estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. The total grant date fair value of restricted stock units granted through December 31, 2006 was approximately $12,302,000.

The following table summarizes restricted stock unit activity in 2006:

	2006
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested shares—January 1, 2006	—	—
Granted	280,263	$43.90
Vested	—	—
Forfeited	(19,801)	$42.41
Nonvested shares—December 31, 2006	260,462	$44.01

As of December 31, 2006, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $8,351,000, which is expected to be recognized over an average period of approximately 42 months.

Stock Option Fair Value

We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model and amortize that value to stock-based compensation expense ratably over the option’s vesting period. The weighted average fair value of options granted during 2006, 2005, and 2004 using this model was $14.16 per share, $9.62 per share, and $9.39 per share, respectively. We estimated the fair value of these options on the date of grant using the following weighted average assumptions:

	2006	2005	2004
Expected life (years)	6.25	7.0	7.0
Expected volatility (%)	43.0%	50.0%	50.0%
Dividend yield (%)	—	—	—
Interest rate (%)	4.33%	4.04%	4.24%
Expected exercise price	$45.31	$26.20	$19.67

Expected life. The expected life represents the period over which the stock options are expected to be outstanding. Because we have limited historical information regarding stock option exercises since becoming a public company in May 2005, in 2006 we determined the expected life using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Expected volatility. The volatility factor used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected term of the stock option award. Because we are a recently public company with limited historical data on the price of our stock, we do not base our volatility assumption on our own stock price.

Dividend yield. We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in our assumptions.

Interest rate. We based the risk-free interest rate used in our assumptions on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected term.

Expected exercise price. Options granted in 2006, 2005, and 2004 have initial exercise prices that increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using the applicable estimated life 10-year Treasury bond rate.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2006		2005		2004
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	3,338,959	$10.50	3,557,683	$10.39	1,936,624	$6.78
Granted	—	—	—	—	1,622,539	14.70
Canceled	(73,999)	15.70	(42,658)	14.84	(1,455)	8.57
Exercised	(393,650)	7.41	(176,066)	13.03	(25)	8.57
Options outstanding—end of year	2,871,310	11.11	3,338,959	10.50	3,557,683	10.39

Options exercisable	2,113,535	$9.81	2,102,247	$8.31	1,760,893	$7.07

	2006		2005		2004
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	7,795,848	$11.96	7,394,248	$10.67	7,556,364	$10.62
Granted	46,551	34.63	1,077,084	19.64	—	—
Canceled	(85,697)	21.77	(98,451)	13.79	(80,705)	11.69
Exercised	(1,658,108)	10.46	(577,033)	10.24	(81,411)	5.45
Options outstanding—end of year	6,098,594	12.55	7,795,848	11.96	7,394,248	10.67

Options exercisable	5,142,327	$11.33	6,193,670	$10.79	6,011,684	$10.61

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2006, 2005, and 2004 was $66,655,000, $13,095,000, and $23,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	1,752,775	1.68	$2.53	$74,530	1,672,914	1.66	$2.52	$71,148
$8.57 - $14.70	4,973,167	4.00	12.64	161,176	4,798,208	3.91	12.79	154,799
$16.05 - $36.16	2,243,962	8.12	18.38	59,850	784,740	8.03	17.23	21,833
$2.00 - $36.16	8,969,904	4.58	12.10	$295,556	7,255,862	3.84	10.90	$247,780
Vested or Expected to Vest
$2.00 - $36.16	8,892,416	4.54	$12.04	$293,543

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $45.05  on December 29, 2006 (the last day of trading in 2006), which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2006, the total amount of unrecognized stock-based compensation expense related to stock options was approximately $11,362,000, which is expected to be recognized over a weighted average period of approximately 22 months.

12. Related Party Transactions

In 1989, under our 1989 Nonqualified Stock Option Plan (the 1989 Plan), we granted options to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share, equal to the fair value at date of issue, to Don Phillips, an officer of Morningstar. These options were not exercised and expired in February 1999. In conjunction with the expiration of options granted under the 1989 Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don. Under the terms of the Agreement, on any date that he exercises the right to purchase shares under the 1999 Plan, we shall pay him $2.69 per share in the form of cash or, at our election, shares of common stock. If on the date of purchase the fair value of Morningstar’s stock is below $2.77 per share, the amount paid per share will be reduced based on the terms of the Agreement. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

In May 2006, Don entered into a Rule 10b5-1 plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement, which, if all 450,000 stock options are exercised, would total $1,210,500. These payments would reduce the liability associated with the Agreement. In 2006, Don exercised 159,000 options, of which 140,000 were sold under his 10b5-1 plan. As of December 31, 2006 and 2005, a liability of $1,963,000 and $2,340,000, respectively, for the Agreement is recorded in our Consolidated Balance Sheets, primarily classified as “Other current liabilities.” The reduction in the liability reflects amounts paid to Don in 2006 in accordance with the Agreement.

13. Defined Contribution Profit-Sharing Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. We contribute an amount equal to the employee’s contributions, up to 7% of the employee’s salary. Our matching contributions were $4,839,000, $3,717,000, and $3,221,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

14. Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2006	2005	2004
Interest income, net	$4,623	$3,078	$1,211
Other income (expense), net	(459)	121	594
Non-operating income, net	$4,164	$3,199	$1,805

Interest income, net primarily reflects interest from our investment portfolio. Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from MJKK.

15. Income Taxes

The following table shows our effective income tax expense rate:

($000)	2006	2005	2004
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$81,691	$49,679	$19,540
Equity in net income of unconsolidated entities	2,787	1,662	843
Total	$84,478	$51,341	$20,383
Income tax expense	$32,975	$20,224	$11,574
Effective income tax expense rate	39.0%	39.4%	56.8%

The following table provides our income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change, generated by our U.S. and non-U.S. operations:

($000)	2006	2005	2004
U.S.	$79,391	$48,580	$22,178
Non-U.S.	2,300	1,099	(2,638)
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$81,691	$49,679	$19,540

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2006		2005		2004
($000, except percentages)		%		%		%
Income tax expense at U.S. federal rate	$29,567	35.0%	$17,969	35.0%	$7,134	35.0%
State income taxes, net of federal income tax effect	3,722	4.4	2,419	4.7	1,670	8.2
Impact of equity in net income of unconsolidated entities	(839)	(1.0)	(494)	(0.9)	(295)	(1.4)
Stock option activity	333	0.4	1,716	3.3	2,351	11.5
Disqualifying dispositions on incentive stock options	(483)	(0.6)	(441)	(0.9)	(78)	(0.4)
Non-U.S. withholding taxes, net of federal income tax effect	456	0.5	—	—	—	—
Reversal of valuation allowance related to non-U.S. deferred tax assets, primarily NOLs	(1,013)	(1.2)	—	—	—	—
Non-U.S. income tax reserve	947	1.1	—	—	—	—
Difference between U.S. federal statutory and foreign tax rates	(191)	(0.2)	115	0.2	366	1.8
Research and development costs	—	—	(588)	(1.1)	—	—
Other — net	476	0.6	(472)	(0.9)	426	2.1
Total income tax expense	$32,975	39.0%	$20,224	39.4%	$11,574	56.8%

Our effective income tax rate is influenced by three primary factors: incentive stock options; the reported income or loss of our non-U.S. entities and our evaluation of the realizability of their net operating losses; and the impact of specific tax planning strategies.

In 2004 and in the first quarter of 2005, we recorded stock-based compensation expense related to incentive stock options but we did not record a corresponding tax benefit. This had the impact of increasing our effective income tax rate above the U.S. federal rate of 35%. Subsequent to our initial public offering in May 2005, we no longer account for incentive stock options under the liability method, and because they are fully vested, no stock-based compensation expense was recorded for these options in the last nine months of 2005 or in 2006.

Incentive stock options also impact our effective tax rate once a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit when a disqualifying disposition occurs. A disqualifying disposition reduces our effective income tax rate.

Our effective income tax expense rate also reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

Income tax expense consists of the following:

($000)	2006	2005	2004
Federal – deferred	$(1,147)	$411	$1,043
Federal – current	27,163	15,625	8,652
State – deferred	(200)	92	352
State – current	5,832	3,515	2,084
Non-U.S. – deferred	(577)	80	(565)
Non-U.S. – current	1,904	501	8
Income tax expense	$32,975	$20,224	$11,574

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	Dec. 31, 2006				Dec. 31, 2005

($000)	Current Asset	Current Liability	Non-current Asset	Non-current Liability	Current Asset	Current Liability	Non-current Asset	Non-current Liability
Net operating loss carryforwards – U.S.	$—	$—	$1,402	$—	$—	$—	$1,614	$—
Net operating loss carryforwards – non-U.S., net of valuation reserve	—	—	1,422	—	143	—	—	—
Stock-based compensation	—	—	21,415	—	—	—	23,633	—
Deferred revenue	—	—	—	—	—	(847)	—	—
Property, equipment, and capitalized software	—	—	2,845	—	—	—	1,050	—
Deferred rent	—	—	338	—	—	—	190	—
Allowance for doubtful accounts	389	—	—	—	167	—	—	—
Prepaid expenses	—	(2,025)	—	—	—	(1,133)	—	—
Deferred royalty revenue	—	—	562	—	—	—	586	—
Accrued liabilities	—	(16)	4,256	—	891	—	1,700	—
Foreign exchange gains	346	—	—	—	—	—	—	(6)
Alternative Minimum Tax Credit	—	—	—	—	—	—	294	—
Research and development costs	—	—	668	—	—	—	668	—
Unrealized loss on available-for-sale securities	31	—	—	—	—	(54)	—	—
Acquired intangible assets not amortizable for tax purposes	—	—	—	(19,844)	—	—	—	—
Other	36	(27)	736	(11)	—	—	—	—
	$802	$(2,068)	$33,644	$(19,855)	$1,201	$(2,034)	$29,735	$(6)

A portion of the NOLs generated by mPower in the years prior to July 2003 (the date of acquisition) is available to Morningstar. Because of limitations on the use of the NOLs imposed by the U.S. Internal Revenue Code, our use of the NOLs is limited to approximately $224,000 per year. As of December 31, 2006, the remaining U.S. NOL carryforward of $3,714,000 will expire in 2022.

In addition, as of December 31, 2006 we have NOL carryforwards of approximately $28,400,000 related to our non-U.S. operations. Of these NOLs, approximately $9,300,000 will begin to expire in 2008 through 2021 and $19,100,000 have no expiration date. Because of the historical operating losses of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $6,000,000 of these NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

As of December 31, 2005, we had NOL carryforwards of approximately $26,319,000 related to our non-U.S. operations. Because of the historical operating losses of the non-U.S. operations that generated these NOLs, we had recorded a valuation allowance against all but approximately $396,000 of these NOLs, reflecting the likelihood that the benefit of the NOLs would not be realized.

16. Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich was also a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction, which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application, observing that Morningstar Australia would be insolvent without financial backing from Morningstar. The application for the appointment of a provisional liquidator also failed. The services of Mr. Rich were terminated in November 2001. Mr. Rich and his company were ordered to pay Morningstar’s costs of the injunction proceedings.

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

In July 2004, the court decided Morningstar’s application for security for its potential additional costs in the litigation by ordering the two companies controlled by Mr. Rich to provide approximately Australian $925,000 to the court as security for these potential costs. Morningstar has been paid some of its costs and will be entitled to be paid its costs in the future only if the court makes a determination to that effect. The court stayed the proceedings pending its receipt of the security and indicated that it would entertain an application by Morningstar for additional security at a later time in the proceedings.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors. The leave was, however, subject to the following conditions: (i) Mr. Rich must pay and bear, and indemnify Morningstar Australia against, all costs, charges, and expenses of and incidental to the bringing and continuation of the proceeding (except as the court may otherwise direct or allow) and may not seek contribution or indemnity from Morningstar Australia for any of these costs, charges, or expenses; (ii) Morningstar Australia, or Mr. Rich on its behalf, together with the two companies controlled by Mr. Rich were required to provide to the court, as security for Morningstar’s costs, approximately Australian $925,000 as described in the preceding paragraph; and (iii) approximately Australian $100,000 in costs owed by Mr. Rich and one of his companies to Morningstar in respect of the 2001 injunction proceedings were required to be paid to Morningstar. These conditions have been satisfied.

In September 2005, Mr. Rich and his companies filed a Second Further Amended Statement of Claim, consolidating the claims. Morningstar filed a Defence to that pleading and an Amended Cross-Claim against Mr. Rich, both his companies, and a third Australian company controlled by Mr. Rich.

In December 2006, Morningstar applied to the court for further security for its potential additional costs in the litigation. The court has not yet held a hearing for this application.

In February 2007, Mr. Rich and his companies notified Morningstar that they would be seeking the leave of the court to amend the Second Further Amended Statement of Claim to include a claim relating to Morningstar’s acquisition of Aspect Huntley Pty Ltd. (Aspect) in 2006. The amended claim alleges various breaches of obligations owed by Morningstar to Morningstar Australia and seeks various forms of relief, including an equity interest in Aspect and compensatory damages. The court has not yet granted leave to allow the amendment to proceed.

The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies, Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000, which at December 31, 2006 approximated U.S. $2,000,000, and, in accordance with SFAS No. 5, Morningstar has a reserve recorded in this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoenas from Securities and Exchange Commission, New York Attorney General’s Office, and Department of Labor

Securities and Exchange Commission

In February 2005, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request from the Securities and Exchange Commission (SEC) for the voluntary production of documents relating to the investment consulting services the company offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. In July 2005, the SEC issued a subpoena to Morningstar Associates that was virtually identical to its February 2005 request.

Subsequently, the SEC focused on disclosure relating to an optional service offered to retirement plan sponsors (employers) that select 401(k) plan services from ING, one of Morningstar Associates’ clients. In response to the SEC investigation, ING and Morningstar Associates revised certain documents for plan sponsors to further clarify the roles of ING and Morningstar Associates in providing that service. The revisions also help reinforce that Morningstar Associates makes its selections only from funds available within ING’s various retirement products.

On January 24, 2007, the SEC notified Morningstar Associates that it ended its investigation, with no enforcement action, fines, or penalties.

New York Attorney General’s Office

In December 2004, Morningstar Associates received a subpoena from the New York Attorney General’s office seeking information and documents related to an investigation the New York Attorney General’s office is conducting. The request is similar in scope to the SEC subpoena described above. Morningstar Associates has provided the requested information and documents and continues to cooperate fully with the New York Attorney General’s office.

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation. To date, the New York Attorney General’s office has not taken any further action.

We cannot predict the scope, timing, or outcome of this matter, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, this matter may have on our business, operating results, or financial condition.

United States Department of Labor

In May 2005, Morningstar Associates received a subpoena from the United States Department of Labor, seeking information and documents related to an investigation the Department of Labor is conducting. The Department of Labor subpoena is substantially similar in scope to the SEC and New York Attorney General subpoenas.

In January 2007, the Department of Labor issued a request for additional documents pursuant to the May 2005 subpoena, including documents and information regarding Morningstar Associates’ retirement advice products for plan participants. Morningstar Associates continues to cooperate fully with the Department of Labor.

We cannot predict the scope, timing, or outcome of this matter, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition.

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial condition.

17. Subsequent Event

In February 2007, we entered into a definitive agreement to acquire Standard & Poor’s mutual fund data business for $55 million in cash, subject to post-closing adjustments. Standard & Poor’s is a division of The McGraw-Hill Companies. Standard & Poor’s fund data business consists of data and products covering more than 135,000 managed investment vehicles, including mutual funds, exchange-traded funds (ETFs), hedge funds, and offshore funds. Under terms of the agreement, Standard & Poor’s will license fund data from Morningstar after the acquisition is completed. We completed the transaction on March 16, 2007.

18. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006; therefore, we adopted SAB 108 in the fourth quarter of 2006. The adoption of  SAB 108 did not have an impact on our

Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt FIN 48 in the first quarter of 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our Consolidated Financial Statements.

In June 2006, the EITF ratified Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” (EITF No. 06-2), which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006; therefore, we will adopt EITF No. 06-2 in the first quarter of 2007. In the first quarter of 2007, we will record a cumulative effect of accounting change, net of tax, of approximately $3.4 million to record the portion of employee sabbatical leave that has been earned. Other than recording this cumulative effect of accounting change, we do not anticipate that the adoption of EITF No. 06-2 will have a material impact on our Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that, our internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report concurring with management’s assessment of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 – Election of Directors, Board of Directors and Corporate Governance – Independent Directors, Board of Directors and Corporate Governance – Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2007 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference.

We have adopted a code of ethics, which is posted in the Investor Relations section on our Web site at http://corporate.morningstar.com. We intend to include on our Web site any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. Shareholders may request a free copy of these documents by sending an e-mail to investors@morningstar.com.

Item 11. Executive Compensation

The information contained under the headings Board of Directors and Corporate Governance – Directors’ Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, Executive Compensation, and Certain Relationships and Related Party Transactions – Deferred Compensation Agreement with Don Phillips in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings Certain Relationships and Related Party Transactions and Board of Directors and Corporate Governance – Independent Directors in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the headings Audit Committee Report and Principal Accounting Firm Fees in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The report of Ernst & Young LLP dated March 9, 2007 concerning the Financial Statement Schedule II, Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2006.

To the Board of Directors and Shareholders of Morningstar, Inc.

Chicago, Illinois

We have audited the consolidated balance sheet of Morningstar, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004, and have issued our report thereon dated March 3, 2006. Such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
March 3, 2006

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II Morningstar, Inc. and Subsidiaries Valuation and Qualifying Accounts

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Deductions Including Currency Translation	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31,
2006	$418	$159	$(352)	$225
2005	256	223	(61)	418
2004	654	(55)	(343)	256

3. Exhibits

Exhibit	Description
2.1

Stock Purchase Agreement dated December 9, 2005 by and among Morningstar, Inc., Roger G. Ibbotson, Jody L. Sindelar, The Timothy Ibbotson-Sindelar Spray Trust, and The Tyler Ibbotson-Sindelar Spray Trust is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K that we filed with the SEC on December 14, 2005.

3.1

Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).

3.2	By-laws of Morningstar, as in effect on July 28, 2006, are incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K that we filed with the SEC on July 31, 2006.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registration Statement.
10.3*	Morningstar 1999 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4*	Morningstar 2004 Stock Incentive Plan is incorporated by reference to Exhibit 10.5 to the Registration Statement.
10.5*	Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.6*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the March 2006 10-Q).

10.7*	Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.2 to the March 2006 10-Q.
10.8*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.9*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.10*	Deferred Compensation Agreement dated February 15, 1999 between Morningstar and Don Phillips is incorporated by reference to Exhibit 10.6 to the Registration Statement.
10.11*	Purchase Agreement dated April 30, 2003 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.8 to the Registration Statement.
10.12*

First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 3, 2006 (the February 2006 8-K).

10.13*	Purchase Agreement dated April 30, 2003 between Morningstar and David Williams is incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.14*	First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and David Williams is incorporated by reference to Exhibit 10.2 to the February 2006 8-K.
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of Ernst & Young LLP.
23.2†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

*      Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†      Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

MORNINGSTAR, INC.
By:	/s/ Joe Mansueto

Name: Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	March 16, 2007
Joe Mansueto	Officer (principal executive officer)

/s/ Martha Dustin Boudos	Chief Financial Officer (principal	March 16, 2007
Martha Dustin Boudos	accounting and financial officer)

/s/ Donald J. Phillips II	Director	March 16, 2007
Donald J. Phillips II

/s/ Cheryl Francis	Director	March 16, 2007
Cheryl Francis

/s/ Steven Kaplan	Director	March 16, 2007
Steven Kaplan

/s/ Jack Noonan	Director	March 16, 2007
Jack Noonan

/s/ Frank Ptak	Director	March 16, 2007
Frank Ptak

/s/ Paul Sturm	Director	March 16, 2007
Paul Sturm