Form 10-Q
period 2007-03-31
Morningstar, Inc.
filed 2007-05-09
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 2, 2007, there were 42,708,413 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
(in thousands except per share amounts)	2007	2006

Revenue	$95,447	$70,060

Operating expense (1):
Cost of goods sold	25,855	18,673
Development	8,055	6,091
Sales and marketing	16,729	11,660
General and administrative	16,086	12,032
Depreciation and amortization	4,695	2,406
Total operating expense	71,420	50,862

Operating income	24,027	19,198

Non-operating income:
Interest income, net	1,749	1,059
Other expense, net	(236)	(126)
Non-operating income, net	1,513	933

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	25,540	20,131

Income tax expense	10,291	7,598

Equity in net income of unconsolidated entities	537	647

Income before cumulative effect of accounting change	15,786	13,180

Cumulative effect of accounting change, net of income tax expense of $171	—	259

Net income	$15,786	$13,439

Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.37	$0.33
Cumulative per share effect of accounting change	—	—
Basic net income per share	$0.37	$0.33
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.33	$0.28
Cumulative per share effect of accounting change	—	0.01
Diluted net income per share	$0.33	$0.29

Weighted average shares outstanding:
Basic	42,401	40,355
Diluted	47,381	46,424

	Three Months Ended March 31
	2007	2006
(1) Includes stock-based compensation expense of:
Cost of goods sold	$338	$272
Development	253	114
Sales and marketing	299	126
General and administrative	1,444	1,422
Total stock-based compensation expense	$2,334	$1,934

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2007	December 31 2006

Assets
Current assets:
Cash and cash equivalents	$60,218	$96,140
Investments	61,585	67,611
Accounts receivable, less allowance of $207 and $225, respectively	81,343	65,176
Other	10,275	8,557
Total current assets	213,421	237,484

Property, equipment, and capitalized software, net of accumulated depreciation of $49,820 and $48,256, respectively	15,692	15,869
Investments in unconsolidated entities	18,850	18,659
Goodwill	120,756	86,680
Intangible assets, net	106,634	72,841
Deferred tax asset, net	15,478	13,789
Other assets	725	2,516
Total assets	$491,556	$447,838

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$26,373	$21,014
Accrued compensation	25,045	40,856
Income tax payable	8,170	1,620
Deferred revenue	129,099	100,525
Deferred tax liability, net	644	1,266
Other	5,777	2,182
Total current liabilities	195,108	167,463

Accrued compensation	4,678	7,591
Other long-term liabilities	3,149	3,361
Total liabilities	202,935	178,415

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,545,554 and 42,228,418 shares were outstanding as of March 31, 2007 and December 31, 2006, respectively	4	4
Treasury stock at cost, 233,332 shares as of March 31, 2007 and December 31, 2006	(3,280)	(3,280)
Additional paid-in capital	274,765	268,721
Retained earnings	13,621	1,154
Accumulated other comprehensive income:
Currency translation adjustment	3,536	2,871
Unrealized losses on available-for-sale securities	(25)	(47)
Total accumulated other comprehensive income	3,511	2,824
Total shareholders’ equity	288,621	269,423
Total liabilities and shareholders’ equity	$491,556	$447,838

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2007

						Accumulated
	Common Stock			Additional	Retained	Other	Total
	Shares	Par	Treasury	Paid-in	Earnings	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income	Equity
Balance as of December 31, 2006	42,228,418	$4	$(3,280)	$268,721	$1,154	$2,824	$269,423
Cumulative effect of accounting change	—	—	—	—	(3,319)	—	(3,319)
Balance as of January 1, 2007	42,228,418	4	(3,280)	268,721	(2,165)	2,824	266,104
Comprehensive income:
Net income		—	—	—	15,786	—	15,786
Unrealized gain on investments, net of income tax $15		—	—	—	—	25	25
Foreign currency translation adjustment		—	—	—	—	662	662
Total comprehensive income		—	—	—	15,786	687	16,473
Issuance of common stock related to stock option exercises, net	317,136	—	—	1,578	—	—	1,578
Stock-based compensation		—	—	2,334	—	—	2,334
Tax benefit derived from stock option exercises		—	—	2,132	—	—	2,132
Balance as of March 31, 2007	42,545,554	$4	$(3,280)	$274,765	$13,621	$3,511	$288,621

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2007	2006

Operating activities
Net income	$15,786	$13,439
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	—	(259)
Depreciation and amortization	4,695	2,406
Deferred income tax benefit	(704)	(565)
Stock-based compensation expense	2,334	1,934
Provision for bad debt	(19)	18
Equity in net income of unconsolidated entities	(537)	(647)
Foreign exchange loss	75	185
Excess tax benefits from stock option exercises	(2,132)	(2,689)
Other, net	(19)	(106)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,582)	(886)
Other assets	1,243	1,150
Accounts payable and accrued liabilities	2,262	(2,419)
Accrued compensation	(26,293)	(14,190)
Income taxes payable	8,457	6,267
Deferred revenue	11,021	5,825
Other liabilities	(203)	454
Cash provided by operating activities	8,384	9,917

Investing activities
Purchases of investments	(23,461)	(26,050)
Proceeds from sale of investments	29,545	52,377
Capital expenditures	(1,990)	(859)
Acquisitions, net of cash acquired	(52,130)	(86,274)
Other, net	(3)	(300)
Cash used for investing activities	(48,039)	(61,106)

Financing activities
Proceeds from stock options exercises	1,574	4,594
Excess tax benefits from stock option exercises	2,132	2,689
Cash provided by financing activities	3,706	7,283

Effect of exchange rate changes on cash	27	(71)
Net decrease in cash and cash equivalents	(35,922)	(43,977)
Cash and cash equivalents – beginning of period	96,140	92,367
Cash and cash equivalents – end of period	$60,218	$48,390

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,143	$1,888
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$37	$19

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2007.

2. Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

Adoption of Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109

On January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

The adoption of FIN 48 did not result in a material adjustment in the liability for unrecognized income tax benefits, and correspondingly, we did not record a cumulative effect adjustment to beginning retained earnings. As of January 1, 2007, we had approximately $2,700,000 of gross unrecognized tax benefits, of which $2,300,000, if recognized, would result in a reduction of our effective income tax expense rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income.  Interest and penalties were not material as of the date of adoption. Adjustments recorded to these balances in the 2007 first quarter were not material.

We conduct business globally and, as a result our subsidiaries file income tax returns in U.S. Federal, state, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world.  For U.S. Federal and state tax returns, open tax years subject to examination generally include the years 2003 to present.  In non-U.S. jurisdictions the statute of limitations generally extends to years prior to 2003.  We are currently under audit by the U.S. Internal Revenue Service, for the 2004 tax year, and by various state tax authorities.  We are also under audit by the tax authorities in a non-U.S. jurisdiction for the period January 2003 through December 2004.  It is likely that the examination phase of these audits will conclude in 2007.  However, it is not possible to estimate the impact of the amount of changes, if any, to previously recorded uncertain tax positions.  There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007.

Adoption of Emerging Issues Task Force No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences”

In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar’s regular full-time employees are eligible for six weeks of paid time off after four years of continuous service. On January 1, 2007, we adopted Emerging Issues Task Force (EITF) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences,” which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. Accordingly, we recorded a cumulative-effect adjustment to beginning retained earnings of $3,319,000, net of tax, to record the portion of employee sabbatical leave that has been earned. Besides recording this cumulative effect of an accounting change, the adoption of EITF No. 06-2 did not have a significant impact on our financial position, results of operations, or cash flows.

3. Acquisitions, Goodwill, and Other Intangible Assets

Standard & Poor’s mutual fund data business

On March 16, 2007, we acquired Standard & Poor’s mutual fund data business for $55,000,000 in cash plus an additional $5,671,000 of estimated post-closing adjustments and estimated transaction costs directly related to the acquisition. The acquisition complements one of our key growth strategies, which is to expand our brand, presence, and products for investors, advisors, and institutions around the globe. Approximately 80% of Standard & Poor’s mutual fund data business is outside the United States. The acquisition gives us a much stronger presence outside the United States, particularly in Europe. In addition, the acquisition significantly expands our client base and media partnerships in Europe and Asia. The cash paid for this acquisition in the 2007 first quarter was $52,092,000 (net of cash acquired).  We anticipate that the remaining purchase price and transaction costs will be paid by the end of the third quarter of 2007.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$2,974
Accounts receivable	8,426
Income tax benefits, net	395
Other current assets	509
Fixed assets	244
Intangible assets	36,071
Goodwill	33,591
Deferred revenue	(17,265)
Accrued liabilities	(3,173)
Deferred tax liability, net	(971)
Other non-current liabilities	(130)
Total purchase price	$60,671

The preliminary allocation includes acquired intangible assets of $36,071,000 that consist primarily of trade names, technology-based assets (primarily a database covering more than 135,000 managed investment vehicles, including mutual funds, exchange-traded funds (ETFs), hedge funds, and offshore funds), and customer-related assets.  The preliminary weighted average useful life of these assets is estimated as 10 years.  Based on the preliminary purchase price allocation, we recorded $33,591,000 of goodwill.

Based on plans in place at the time of acquisition, we recorded a liability of $1,383,000 for severance and lease termination costs. We expect that substantially all of these liabilities will be paid within the next year.

We have included the financial results of this acquisition in our Condensed Consolidated Financial Statements beginning on March 16, 2007.  If the acquisition of Standard & Poor’s mutual fund data business had occurred as of January 1 of each period presented, our results of operations would not have been significantly different from the amounts reported for the three months ended March 31, 2007 or 2006, respectively.

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company based in Wayne, Pennsylvania, for $10,051,000 in cash, including expenses directly related to the acquisition. We have included the financial results of this acquisition in our Condensed Consolidated Financial Statements beginning on August 1, 2006. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting.  This acquisition allowed us to strengthen and expand our proprietary investment data.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Accounts receivable	$354
Intangible assets	5,290
Goodwill	6,021
Deferred revenue	(1,614)
Total purchase price	$10,051

The purchase price allocation includes $5,290,000 of acquired intangible assets. These assets include technology-based assets of $2,500,000 that will be amortized over a weighted average period of five years; customer-based assets of $2,350,000 that will be amortized over a weighted average period of five years; trade names of $390,000 that will be amortized over a weighted average period of four years; and a non-compete agreement of $50,000 that will be amortized over three years.

The value assigned to goodwill and intangibles of $11,311,000 is deductible for U.S. income tax purposes over a period of 15 years.

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for the three months ended March 31, 2006.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia.  This acquisition fit our growth strategy to expand our products and services outside the United States and allows us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

The preliminary purchase price of $23,407,000 represents Australian $30,000,000 in cash (of which Australian $2,000,000 will be paid in the third quarter of 2007), and includes transaction costs directly related to the acquisition and post-closing adjustments.  In 2006, the cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, was $20,914,000 (net of cash acquired).

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Fixed assets	273
Intangible assets	11,019
Goodwill	17,297
Deferred revenue	(5,141)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,407

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

The goodwill we recorded of $17,297,000 is not deductible for U.S. or Australian income tax purposes.

We have included the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements beginning on July 25, 2006. If the acquisition of Aspect Huntley had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for the three months ended March 31, 2006.

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

The purchase price allocation also includes $55,280,000 of acquired intangible assets. These assets include customer-related assets of $34,200,000 that will be amortized over a weighted average period of nine years; intellectual property (including patents and trade names) of $17,710,000 that will be amortized over a weighted average period of 10 years; technology-based assets of $3,070,000 that will be amortized over a weighted average period of five years; and a non-compete agreement of $300,000 that will be amortized over five years. The deferred tax liability of $21,497,000 results primarily because the amortization expense for these intangible assets is not deductible for U.S. income tax purposes.

Based on the purchase price allocation, we recorded $46,221,000 of goodwill. The goodwill we recorded is not deductible for U.S. income tax purposes. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes.

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of March 31, 2007, we have made substantially all of the related severance payments. We expect to pay the lease termination costs beginning in 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our Condensed Consolidated Statement of Income for the three months ended March 31, 2006 as if we had acquired Ibbotson as of January 1, 2006.  In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

(in thousands, except per share amounts)	Three Months Ended March 31, 2006
Revenue	$77,451
Operating income	19,599
Income before cumulative effect of accounting change	13,192
Net income	13,451

Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.33
Basic net income per share	$0.33

Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.28
Diluted net income per share	$0.29

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2006 to March 31, 2007:

($000)
Balance as of January 1, 2006	$17,500
Goodwill acquired related to Ibbotson	46,221
Goodwill acquired related to Aspect Huntley	17,274
Goodwill acquired related to the database division of InvestorForce	6,020
Reversal of valuation allowances related to non-U.S. deferred tax assets, primarily related to net operating losses	(1,200)
Other, primarily currency translation	865
Balance as of December 31, 2006	86,680
Goodwill acquired related to the mutual fund data business of Standard & Poor’s	33,591
Other, primarily currency translation	485
Balance as of March 31, 2007	$120,756

At the date of acquisition of certain of our non-U.S. operations, we recorded a valuation allowance against the deferred tax assets related to the acquired entities’ deductible temporary differences and net operating losses.  In 2006, we reversed these valuation allowances because we considered that it is more likely than not that these tax benefits will be realized.  In accordance with SFAS No. 109, Accounting for Income Taxes, the tax benefits for those items that are first recognized in financial statements after the acquisition date (by eliminating the valuation allowance) are applied first to reduce any goodwill related to the acquisition.  We therefore recorded in 2006 a reduction to goodwill in the amount of $1,200,000 related to the reduction of these valuation allowances.

We did not record any impairment losses in the first quarter of 2007 or 2006, respectively.

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of March 31, 2007				As of December 31, 2006
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,350	$(3,205)	$23,145	10	$26,185	$(2,455)	$23,730	10
Customer-related assets	45,060	(5,625)	39,435	10	45,015	(4,410)	40,605	10
Supplier relationships	240	(27)	213	20	240	(24)	216	20
Technology-based assets	9,242	(1,596)	7,646	9	9,177	(1,180)	7,997	9
Non-competition agreement	350	(76)	274	5	350	(57)	293	5
Intangible assets related to the mutual fund data business acquired from Standard & Poor’s	36,071	(150)	35,921	10	—	—	—	—
Total intangible assets	$117,313	$(10,679)	$106,634	10	$80,967	$(8,126)	$72,841	10

Amortization expense was $2,540,000 and $662,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

As of March 31, 2007, we estimate that aggregate amortization expense for intangible assets will be $12,416,000 in 2007; $13,096,000 in 2008; $12,747,000 in 2009; $11,817,000 in 2010;  $10,813,000 in 2011; and $10,228,000 in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, primarily the allocation associated with our acquisition of Standard & Poor’s mutual fund data business.

4. Income Per Share

The numerator for both basic and diluted income per share is net income.  The denominator for basic income per share is the weighted average number of common shares outstanding during the period. For diluted income per share, the dilutive effect of outstanding employee stock options and restricted stock units is reflected in the denominator using the treasury stock method. The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended March 31
(in thousands, except per share amounts)	2007	2006

Basic income per share:
Income before cumulative effect of accounting change	$15,786	$13,180
Cumulative effect of accounting change, net of tax	—	259
Net income	$15,786	$13,439
Weighted average common shares outstanding	42,401	40,355

Basic income per share before cumulative effect of accounting change	$0.37	$0.33
Cumulative per share effect of accounting change, net of tax	—	—
Basic net income per share	$0.37	$0.33

Diluted income per share:
Income before cumulative effect of accounting change	$15,786	$13,180
Cumulative effect of accounting change, net of tax	—	259
Net income	$15,786	$13,439

Weighted average common shares outstanding	42,401	40,355
Net effect of dilutive stock options based on the treasury stock method	4,980	6,069
Weighted average common shares outstanding for computing diluted income per share	47,381	46,424

Diluted income per share before cumulative effect of accounting change	$0.33	$0.28
Cumulative per share effect of accounting change, net of tax	—	0.01
Diluted net income per share	$0.33	$0.29

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•      Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook (acquired with Ibbotson). Revenue in the Individual segment typically benefits from sales of these annual reference guides, which are published once a year in the first quarter. With the addition of Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for Australian investors, and as a result our Individual segment now includes revenue from both U.S. and non-U.S. operations.

•      Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial planners. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to different investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Following our acquisition of Ibbotson in March 2006, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. As a result of our acquisition of Aspect Huntley in July 2006, this segment also includes software for financial planners and other market participants in Australia. The segment also includes certain software products for financial advisors acquired from Standard & Poor’s in March 2007.

•      Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Investment Profiles and Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Annuity Research Center (formerly VARDS Online); and Morningstar EnCorr, an asset allocation software package (acquired with Ibbotson). With the addition of Aspect Huntley, this segment now includes financial information as well as other data feeds on Australian stocks which we sell to stock brokers, information providers, and financial Web sites.  The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006 and institutional software and tools we acquired from Standard & Poor’s in March 2007. Key products acquired from Standard & Poor’s include the Workstation fund performance and analysis system and data feeds covering more than 135,000 funds in 30 countries.

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2006, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs, the amortization of intangible assets, and the elimination of intersegment revenue and expense, in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and, therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$23,070	$25,921	$46,456	$—	$95,447
Intersegment	991	56	896	(1,943)	—
Total revenue	24,061	25,977	47,352	(1,943)	95,447
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	17,870	17,937	30,537	(1,953)	64,391
Stock-based compensation expense	476	714	1,144	—	2,334
Depreciation and amortization	387	460	748	3,100	4,695
Operating income (loss)	$5,328	$6,866	$14,923	$(3,090)	$24,027

Capital expenditures	$80	$219	$541	$1,150	$1,990

U.S. revenue					$79,861
Non-U.S. revenue					$15,586

					March 31, 2007
U.S. long-lived assets					$11,086
Non-U.S. long-lived assets					$4,606

	Three months ended March 31, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$18,338	$21,748	$29,974	$—	$70,060
Intersegment	790	2	598	(1,390)	—
Total revenue	19,128	21,750	30,572	(1,390)	70,060
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	12,785	14,656	20,659	(1,578)	46,522
Stock-based compensation expense	575	571	788	—	1,934
Depreciation and amortization	206	441	430	1,329	2,406
Operating income (loss)	$5,562	$6,082	$8,695	$(1,141)	$19,198

Capital expenditures	$41	$82	$308	428	$859

U.S. revenue					$61,638
Non-U.S. revenue					$8,422

					March 31, 2006
U.S. long-lived assets					$13,830
Non-U.S. long-lived assets					$3,653

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	March 31, 2007	December 31, 2006
Available-for-sale	$54,913	$63,122
Held-to-maturity	2,762	2,339
Trading securities	3,910	2,150
Total	$61,585	$67,611

7. Investments In Unconsolidated Entities

Morningstar Japan K.K.  In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of March 31, 2007 and December 31, 2006, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $16,720,000 and $16,693,000 as of March 31, 2007 and December 31, 2006, respectively. The market value of our investment in MJKK was approximately Japanese Yen 9.0 billion (approximately U.S. $76,615,000) as of March 31, 2007 and Japanese Yen 10.2 billion (approximately U.S. $85,482,000) as of December 31, 2006.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company named Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea develops, markets, and sells products and services to assist in the analysis of financial portfolios and provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of March 31, 2007 and December 31, 2006. We account for this investment using the equity method. Our investment totaled $1,457,000 and $1,415,000 as of March 31, 2007 and December 31, 2006, respectively.

Other Investments in Unconsolidated Entities. As of March 31, 2007 and December 31, 2006, the book value of our other investments in unconsolidated entities totaled $673,000 and $551,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of March 31, 2007 and December 31, 2006. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended March 31
($000)	2007	2006
Revenue	$8,279	$4,844
Operating income	$2,158	$1,412
Net income	$1,174	$1,538

8. Stock-Based Compensation

Stock-Based Compensation Plans

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the

2004 Stock Incentive Plan generally vest ratably over a four-year period. The number of shares available for future grants under our 2004 Stock Incentive Plan as of March 31, 2007 and December 31, 2006 was 2,826,783 and 2,827,006, respectively.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan and the 2001 Plan generally vested over a four-year period and as a result are substantially all vested at March 31, 2007; however, as the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding at March 31, 2007.  The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 were scheduled to become exercisable each year from 1999 through 2008. As of March 31, 2007 and December 31, 2006, there were 625,174 and 710,174 options remaining to be exercised, respectively.

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

The following table summarizes stock-based compensation expense recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2007	2006
Stock-based compensation expense	$2,334	$1,934

The tax benefit recorded related to the stock-based compensation expense above was $839,000 and $747,000 for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. The total grant date fair value of restricted stock units granted through March 31, 2007 was approximately $12,679,000. As of March 31, 2007, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $8,015,000 which is expected to be recognized over an average period of approximately 39 months.

The following table summarizes restricted stock unit activity in the first three months of 2007:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested shares—January 1, 2007	260,462	$44.01
Granted	7,603	$49.58
Vested	—	—
Forfeited	(1,561)	$43.97
Nonvested shares— March 31, 2007	266,504	$44.17

Stock Option Activity

The following tables summarize stock option activity in the first three months of 2007 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	2,871,310	$11.11
Canceled	(1,276)	$16.18
Exercised	(103,778)	$5.17
Options outstanding—March 31, 2007	2,766,256	$11.41

Options exercisable—March 31, 2007	2,062,983	$7.47

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	6,098,594	$12.55
Canceled	(6,016)	$21.33
Exercised	(149,755)	$9.98
Options outstanding—March 31, 2007	5,942,823	$12.64

Options exercisable—March 31, 2007	5,003,782	$9.63

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the three months ended March 31, 2007 and 2006 was $10,767,000 and $12,550,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of March 31, 2007.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	1,622,184	1.43	$2.53	$79,664	1,578,467	1.42	$2.53	$77,522
$8.57 - $14.70	4,880,575	3.74	12.63	190,374	4,707,596	3.65	12.78	182,926
$16.21 - $36.55	2,206,320	7.87	18.54	73,034	780,702	7.79	17.56	26,603
$2.00 - $36.55	8,709,079	4.36	$12.25	$343,072	7,066,765	3.61	$11.02	$287,051
Vested or Expected to Vest:
$2.00 - $36.55	8,631,591	4.32	$12.18	$340,563

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $51.64 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2007, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $9,600,000, which is expected to be recognized over a weighted average period of approximately 18 months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 sales plan contemplating the sale of up to 450,000 shares to be acquired through stock option exercises during 2006 and 2007. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement, which, if all 450,000 stock options are exercised would total approximately $1,210,500. These payments would reduce the liability associated with the Agreement.  In the first quarter of 2007, Don exercised 85,000 options, of which 60,000 were sold under his 10b5-1 plan.  As of March 31, 2007 and December 31, 2006, a liability of $1,777,000 and $1,963,000, respectively, for the Agreement is recorded in our Condensed Consolidated Balance Sheets, primarily classified as “Other current liabilities”.  The reduction in the liability reflects amounts paid to Don in the first quarter of 2007 in accordance with the Agreement.

10. Income Taxes

On January 1, 2007, we adopted FIN 48.  See Note 2, Summary of Significant Accounting Policies, for additional information concerning the adoption of FIN 48.

The following table shows our effective income tax expense rate for the quarter ended March 31, 2007 and 2006:

	Three months ended March 31
($000)	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$25,540	$20,131
Equity in net income of unconsolidated entities	537	647
Total	$26,077	$20,778
Income tax expense	$10,291	$7,598
Effective income tax expense rate	39.5%	36.6%

Our effective income tax expense rate rose by 2.9 percentage points in the first quarter of 2007.  Disqualifying dispositions of incentive stock options had a favorable impact on our effective tax rate in the first quarter of 2006.  Because the dollar amount of disqualifying dispositions was lower in the first quarter of 2007, our effective tax rate rose.  In addition, the 2007 first quarter effective tax rate reflects an increase in the effective rate of state income taxes (net of the U.S. Federal tax benefit) and the effect of an increase in income taxes outside of the U.S. compared to the first quarter of 2006.

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

Morningstar Associates, LLC Subpoenas from Securities and Exchange Commission, New York Attorney General’s Office, and the Department of Labor

Securities and Exchange Commission

In February 2005, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a request from the SEC for the voluntary production of documents relating to the investment consulting services the company offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. In July 2005, the SEC issued a subpoena to Morningstar Associates that was virtually identical to its February 2005 request.

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

New York Attorney General’s Office

In December 2004, Morningstar Associates received a subpoena from the New York Attorney General’s office seeking information and documents related to an investigation the New York Attorney General’s office is conducting. The request is similar in scope to the SEC subpoena described above. Morningstar Associates has provided the requested information and documents.

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General's office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation, and continues to cooperate fully with the New York Attorney General’s office.

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

12. Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (including an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 159 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

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

Other factors that could materially affect actual results, levels of activity, performance, or achievements can be found in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006. If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

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

Historically, we have focused primarily on organic growth by introducing new products and services and expanding our marketing efforts for existing products.  However, we have made and expect to continue making selective acquisitions that support our four key growth strategies, which we discuss in our Annual Report on Form 10-K. In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a firm specializing in asset allocation research and services; in July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia; in August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company; and in March 2007, we acquired Standard & Poor’s mutual fund data business, consisting of data and products covering more than 135,000 managed investment vehicles, including mutual funds, exchange-traded funds, hedge funds, and offshore funds. We include the operating results for each of these acquisitions in our Consolidated Financial Statements beginning on the acquisition date.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape, Research, and Data

Performance in the U.S. equity markets was turbulent during the first quarter of 2007, but stocks finished the quarter on a more positive note. Morningstar’s U.S. Market Index, a broad market benchmark, generated total returns of 1.4% through March 31, 2007. Total mutual fund assets rose to about $10.8 trillion as of March 2007, based on data from the Investment Company Institute, compared with $9.4 trillion in March 2006.

Debate has continued about soft dollar payments, which are arrangements in which investment advisors receive research or other services from broker-dealers in exchange for executing trades through that broker. The Department of Labor's Employee Benefits Security Administration passed regulation to require unbundling and separate disclosure of brokerage and research services provided to pension funds. These new disclosure requirements are scheduled to be implemented in 2008.

We believe these developments will help enhance pricing transparency for mutual fund investors and others. In addition, we believe the trend toward unbundled commissions may place additional pressure on budgets for sell-side research, leading to further cuts in coverage lists and increased demand for independent research.

Interest in alternative asset classes, such as hedge funds, remained high in the first quarter of 2007. Based on data from Hedge Fund Research, hedge funds had $60 billion in net inflows during the first quarter of 2007, compared with $24 billion in the first quarter of 2006.

Assets in exchange-traded funds (ETFs) increased about 38% to reach more than $444 billion as of March 2007, compared with $321 billion as of March 2006, based on data from the Investment Company Institute. ETFs have gained share from mutual funds in some specialized areas of the market thanks to their lower annual costs, particularly in passive investing strategies.

Individual Investor Market

Based on data from Nielsen Monitor-Plus, total U.S. online advertising spending increased 46.4% in the first quarter of 2007 versus the first quarter of 2006. However, market volatility had a negative impact on Web sites focusing on financial information. According to research from Nielsen/NetRatings, page views to most investment Web sites for individual investors declined in the first quarter of 2007 relative to the same period in 2006. Despite the decline in page views, total unique users to financial sites increased. Page views to Morningstar.com remained lower than those of larger competing sites such as Yahoo! Finance, AOL Money & Finance, and MSN Money, but the time spent per visit and average page views per visit statistics remained higher than those of competing sites.

Financial Advisor Market

Consolidation has been a continuing trend among broker-dealers and other firms in the financial advisor segment. During the first quarter of 2007, LPL Financial Services finalized its acquisition of three brokerage operations from Pacific Life Insurance Company. We believe this ongoing acquisition trend is being driven by the desire to increase scale and maximize cost efficiencies. Independent financial advisors have continued to gain market share among high-net-worth investors, but larger institutions are benefiting from their lower cost structures and economies of scale. As the financial advisory landscape continues to evolve, we believe advisors will continue to demand comprehensive research platforms and integrated portfolio tools.

On March 30, 2007, the U.S. Court of Appeals overturned a previous Securities and Exchange Commission (SEC) rule that allowed brokerage firms to provide certain investment advice services and receive compensation based on a percentage of client assets without being regulated as investment advisors. We believe this development is notable because of its potential impact on fee-based brokerage accounts, which are brokerage accounts in which the broker provides various services, including investment advice, in exchange for an asset-based fee.

Institutional Market

The Pension Protection Act of 2006, which was signed by President Bush in August 2006, is creating wide-ranging changes in the retirement industry. We continue to monitor the potential impact of the Pension Protection Act and its various provisions on our business.

The retirement advice provision of this act went into effect for employer-sponsored retirement plans on January 1, 2007. This provision allows plan service providers, mutual fund companies, and brokerage firms to offer investment advice to plan participants including using their own computer models (including advising them to invest in their own proprietary funds), subject to certification of the computer model by an independent expert. Although more companies may rely on retirement plan providers to offer investment advice to their employees, we believe there will be ongoing demand for third-party advice as well. In particular, we believe there will be additional opportunities for us to license our computer-driven advice model to plan providers.

In addition, the Department of Labor is expected soon to issue final rules regarding default investment alternatives.  This rule is to provide a safe harbor for plan fiduciaries when selecting default investments for plan participants. To qualify for the safe harbor, the plan fiduciary must meet six requirements. One of these requirements is that the default investment must be a “qualified default investment alternative.” These alternatives include investment vehicles such as life-cycle or target-retirement funds, balanced funds based on the plan’s demographic, and managed accounts. An increasing number of retirement plan sponsors have been implementing automatic enrollment for their employees, as well as automatic step-up provisions that increase the amount of salary withheld for investment in the employee’s retirement plan.

Also related to the retirement market, the Department of Labor recently announced and sent out a “request for information” regarding the types of disclosures that employees who participate in 401(k) plans sponsored by their employers should be provided pertaining to investment fees and expenses. We believe these developments are important because they highlight the need for transparency in the retirement market.

Mergers and acquisitions activity continued in the financial services sector during the first quarter of 2007. Barclays reached an agreement to acquire ABN Amro, which if consummated would significantly expand the bank’s global operations and create one of the world’s largest asset management organizations. (In April, however, ABN Amro received a competing bid from a rival consortium.) Bank of America recently received a regulatory approval for its proposed acquisition of U.S. Trust from Charles Schwab. We believe this proposed acquisition highlights the increasing importance of wealth management and services tailored for high net-worth investors in the financial services arena. We continue to monitor mergers and acquisitions in the asset management industry because of their potential impact on specific areas of our business.

Non-U.S. Markets

Officials in some markets outside of the United States have called for increased regulation of the rapidly growing hedge fund industry. For example, some German government officials have argued that hedge funds should be subject to international regulation. In February 2007, Canadian regulators proposed requiring registration of hedge funds, as well as background checks and investment exams for hedge fund managers. As debate about hedge fund regulation goes on, we plan to continue our efforts to make the industry more transparent for investors.

In the United Kingdom, the Financial Services Authority recently announced a strategic shift to “principles-based regulation,” which it describes as a focus on appropriate outcomes rather that prescriptive regulation. This has been generally viewed as an effort to support the global view of the United Kingdom as a favorable and attractive market for financial services.

We believe this development is important because of its potential impact on the United Kingdom as a world financial center. In addition, to the extent that regulators shift way from setting down specific rules and guidelines, we believe that investors and industry members will increasingly rely on trade associations and independent research organizations to help shape regulatory and legislative guidance and opinion.

Consolidated Results

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

	Three Months Ended March 31
Key Metrics ($000)	2007	2006	Change
Revenue	$95,447	$70,060	36.2%
Operating income	24,027	19,198	25.2%
Operating margin	25.2%	27.4%	(2.2	)pp

Cash used for investing activities	$(48,039)	$(61,106)	(21.4)%
Cash provided by financing activities	3,706	7,283	(49.1)%

Cash provided by operating activities	$8,384	$9,917	(15.5)%
Capital expenditures	(1,990)	(859)	131.7%
Free cash flow	$6,394	$9,058	(29.4)%

NMF - not meaningful

pp - percentage points

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

Consolidated Revenue

In the first quarter of 2007, we generated revenue of $95.4 million, a 36.2% increase over the same period last year. Acquisitions contributed $12.2 million to our consolidated revenue in the quarter. While acquisitions helped expand our revenue base in the first quarter of 2007, we also generated strong organic growth. Organic revenue growth for our consolidated operations, which excludes the impact of acquisitions and foreign currency translations, was $12.8 million, or 18.3%, in the first quarter of 2007. Organic revenue is considered a non-GAAP financial measure.

The table below presents a reconciliation from consolidated revenue to revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended March 31
($000)	2007	2006	Change
Consolidated revenue	$95,447	$70,060	36.2%
Less: acquisitions	(12,154)	—	NMF
Less: impact of foreign currency	(397)	—	NMF
Revenue excluding acquisitions and foreign currency translations	$82,896	$70,060	18.3%

Our revenue growth was diversified by segment, with all three segments generating meaningful revenue growth. The Institutional segment contributed almost two-thirds of our revenue growth, with segment revenue increasing $16.8 million, or 54.9%. Acquisitions contributed $8.8 million to Institutional segment revenue in the quarter. Individual segment revenue increased $5.0 million, or 25.8%. Acquisitions contributed $2.0 million of revenue to this segment in the quarter. Advisor segment revenue increased $4.2 million, or 19.4%, with acquisitions contributing $1.4 million to this segment in the quarter. The table below presents our consolidated revenue by segment for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31
	2007		2006
Revenue by Segment ($000)	Amount	% of total	Amount	% of total
Individual	$24,061	25.2%	$19,128	27.3%
Advisor	25,977	27.2	21,750	31.0
Institutional	47,352	49.6	30,572	43.6
Elimination of intersegment revenue	(1,943)	(2.0)	(1,390)	(1.9)
Consolidated revenue	$95,447	100.0%	$70,060	100.0%

On a product level, almost 40% of the increase in consolidated revenue growth for the quarter was generated by Investment Consulting and Morningstar Advisor Workstation.  Revenue from Morningstar’s consulting business generated approximately 60% of the increase in Investment Consulting, with the remainder from Ibbotson. Because we acquired Ibbotson in March 2006, the first quarter of 2007 includes three months of revenue from Ibbotson, compared with one month in 2006. Growth in Advisor Workstation was mainly generated by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms, reflecting growth in license agreements to both new and existing customers and an increase in the amount of functionality licensed.  Total licenses for Advisor Workstation in the United States as of March 31, 2007 increased by more than 30% compared with the prior-year period.

The remaining increase in revenue on a product level was driven primarily by Morningstar.com, including Premium Memberships and Internet advertising sales; Licensed Data; and Morningstar Direct. Morningstar Equity Research and Morningstar Managed Portfolios made meaningful contributions to revenue growth in the quarter as well. Morningstar EnCorr (acquired from Ibbotson) and Advice by Ibbotson also contributed to the increase in revenue, mainly because of incremental revenue in the first two months of 2007 which wasn’t included in our results in the prior-year period.

Revenue from non-U.S operations increased $7.2 million, or 85.1%, to $15.6 million in the first quarter of 2007. Acquisitions contributed $5.1 million, or 71.8%, of the increase, with the majority of the first-quarter increase reflecting the Aspect Huntley acquisition. Non-U.S. revenue made up 16.3% of consolidated revenue in the first quarter of 2007, compared with 12.0% in the first quarter of 2006.  Foreign currency translations increased international revenue by $0.4 million. Excluding the impact of foreign currency translations and acquisitions, international revenue increased approximately 19.2% compared with the prior-year period. This growth rate was slightly higher than the U.S. organic revenue growth rate of 18.2% and was driven primarily by our European operations.

The table below presents a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations:

	Three Months Ended March 31
($000)	2007	2006	Change
International revenue	$15,586	$8,422	85.1%
Less: acquisitions	(5,147)	—	NMF
Less: impact of foreign currency	(397)	—	NMF
International revenue excluding acquisitions and foreign currency translations	$10,042	$8,422	19.2%

Consolidated Operating Expense

	Three months ended March 31
($000)	2007	2006	Change
Operating expense	$71,420	$50,862	40.4%
% of revenue	74.8%	72.6%	2.2	pp

In the first quarter of 2007, our consolidated operating expense increased $20.5 million, or 40.4%, compared with the prior-year period primarily because of higher compensation costs (including incentive compensation and the impact of additional headcount from acquisitions), higher marketing expense, and other acquisition-related costs.  Compensation-related expense, including bonuses, rose in all of our expense categories and represented $10.6 million, or more than half of the increase in consolidated operating expense.  Compensation-related expense, excluding bonuses, increased $7.6 million, mainly because of staffing increases related to  acquisitions. We had approximately 1,650 employees worldwide as of March 31, 2007, compared with approximately 1,250 as of March 31, 2006. This growth mainly reflects acquisitions and continued hiring in our development center in China.  Bonus expense recorded in the first quarter of 2007 increased by $3.0 million, or 42.3%, because of continued improvements in our financial performance in the first quarter of 2007 and acquisitions. A majority of our bonus pool is based on growth in our operating income, which may or may not recur. Marketing expense increased by $1.2 million, primarily because of significantly expanded direct mail campaigns to promote annual publications such as Morningstar Stocks 500, Morningstar Funds 500, Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook, which are published in the first quarter.

Because of the timing of acquisitions made in 2006 and 2007, we had additional expenses in the first quarter of 2007 that did not exist in the same period in 2006. These expenses include amortization of intangible assets related to acquisitions, which contributed $1.9 million to operating expense in the quarter, and outsourced product implementation expense for the Advice by Ibbotson service, which increased by $1.2 million in the quarter. Because Ibbotson was acquired in March 2006, our first-quarter 2006 results only included $0.1 million of this expense. We recognize these product implementation expenses as they are incurred; however, recognition of the associated revenue does not begin until we complete product testing.

Cost of Goods Sold

	Three months ended March 31
($000)	2007	2006	Change
Cost of goods sold	$25,855	$18,673	38.5%
% of revenue	27.1%	26.7%	0.4	pp
Gross profit	$69,592	$51,387	35.4%
Gross margin	72.9%	73.3%	(0.4	)pp

Cost of goods sold is our largest category of operating expense, accounting for approximately 36% of our total operating expense in both the first quarter of 2007 and 2006. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold increased $7.2 million in the first quarter of 2007. The increase was driven primarily by higher bonus expense across our three business segments, as well as other compensation-related expense from increased headcount, primarily from acquisitions. Acquisitions also contributed to the increase in other operating expense in this category.  In the first quarter of 2007, we recorded $1.3 million of outsourced product implementation expense associated with the Advice by Ibbotson service, compared with $0.1 million recorded in March 2006 following our acquisition of Ibbotson.  Costs for outsourced product implementation may or may not recur, depending on client requests for development projects in a given period.

As a percentage of revenue, our gross margin in the first quarter of 2007 declined slightly to 72.9%, compared with 73.3% in the first quarter of 2006.

Development Expense

	Three months ended March 31
($000)	2007	2006	Change
Development expense	$8,055	$6,091	32.2%
% of revenue	8.4%	8.7%	(0.3	)pp

Development expense rose $2.0 million in the first quarter of 2007. This increase primarily reflects higher compensation costs, including incentive compensation and other costs, as well as incremental costs added by acquisitions. As a percentage of revenue, development expense was slightly lower in the first quarter of 2007 compared with the first quarter of 2006.

Sales and Marketing Expense

	Three months ended March 31
($000)	2007	2006	Change
Sales and marketing expense	$16,729	$11,660	43.5%
% of revenue	17.5%	16.6%	0.9	pp

Sales and marketing expense increased $5.0 million in the first quarter of 2007. Incremental costs added by acquisitions contributed to the growth in this category because of expansions in headcount and the number of products and services sold. The additional costs include $3.2 million of added compensation expense, including bonuses and sales commissions, and the impact of additional headcount from acquisitions.  This category also reflects an additional $1.2 million of marketing expense, primarily for an increase in direct mail spending to promote annual publications such as Morningstar Stocks 500, Morningstar Funds 500, Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook, which are published in the first quarter.

As a percentage of revenue, sales and marketing expense increased 0.9 percentage points in the first quarter of 2007 compared with the first quarter of 2006.

General and Administrative Expense

	Three months ended March 31
($000)	2007	2006	Change
General and administrative expense	$16,086	$12,032	33.7%
% of revenue	16.9%	17.2%	(0.3	)pp

General and administrative expense increased $4.1 million in the first quarter of 2007. More than half of the increase reflects compensation costs, including bonus expense. Because of our recent acquisitions, other expenses in this category, such as rent and professional fees, also rose. Higher legal expenses for the Graham Rich matter in Australia and other matters also contributed to growth in this expense category, but to a lesser degree.

As a percentage of revenue, general and administrative expense dropped by 0.3 percentage points in the first quarter of 2007 compared with the first quarter of 2006 as revenue growth slightly outpaced growth in this expense category.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2007	2006	Change
Depreciation and amortization expense	$4,695	$2,406	95.1%
% of revenue	4.9%	3.4%	1.5	pp

Depreciation and amortization expense increased $2.3 million in the first quarter of 2007. This increase was almost entirely driven by amortization expense from intangible assets related to acquisitions.  We expect the amortization of these intangible assets to be an ongoing cost for the remaining life of the assets.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2007	2006	Change
Stock-based compensation expense	$2,334	$1,934	20.7%
% of revenue	2.4%	2.8%	(0.4	)pp

Stock-based compensation expense increased $0.4 million in the first quarter of 2007. In 2007, we expect to record total stock-based compensation expense of approximately $8.9 million for all employee stock options and restricted stock units outstanding as of March 31, 2007. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants. We typically issue the majority of our equity grants in the month of May.

Bonus Expense

	Three months ended March 31
($000)	2007	2006	Change
Bonus expense	$10,006	$7,032	42.3%
% of revenue	10.5%	10.0%	0.5	pp

Bonus expense increased $3.0 million in the first quarter of 2007, because of improved financial performance versus the first quarter of 2006 and incremental bonus expense for increased headcount due to acquisitions. A majority of our bonus pool is based on operating income growth, which may or may not recur. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three months ended March 31
($000)	2007	2006	Change
Operating income	$24,027	$19,198	25.2%
% of revenue	25.2%	27.4%	(2.2	)pp

Consolidated operating income increased $4.8 million in the first quarter of 2007, reflecting the $25.3 million growth in revenue partially offset by the $20.5 million growth in operating expense. Our operating margin in the first quarter of 2007 declined 2.2 percentage points compared with the prior-year period. Approximately 1.8 percentage points of this decline was because of higher amortization expense for acquisition-related intangible assets. Outsourced product implementation expense for the Advice by Ibbotson service accounted for an additional 1.2 percentage points of the change in margin.  Higher marketing expense and additional operating expense from recently acquired businesses also contributed to the lower margin.  Some of the businesses we recently acquired have lower operating margins; however, we believe operating margins for these businesses will improve over time as we integrate these new businesses into our operations.

Consolidated Free Cash Flow

Historically, free cash flow has been lower in the first quarter compared with the other three quarters of the year. This results from the timing of our annual bonus payments. We typically pay bonuses in the first quarter of the year.  These payments reduce our cash flow from operations.

We generated free cash flow of $6.4 million in the first quarter of 2007, reflecting cash provided by operating activities of $8.4 million and capital expenditures of approximately $2.0 million. Cash provided by operating activities in the quarter reflects $35.3 million in bonus payments, the majority of which was offset by the positive impact of our net income (adjusted for non-cash items), and increases in income taxes payable, accrued compensation, and accounts payable and accrued liabilities.

Free cash flow decreased by approximately $2.6 million in the first quarter of 2007 compared with the first quarter of 2006 because of an increase in capital expenditures and a decrease in cash flows provided by operating activities.

Capital expenditures increased $1.1 million in the first quarter of 2007 compared with the first quarter of 2006. In the first quarter of 2007, we made capital expenditures for computer hardware to keep our operations up and running in the event of a disaster, and for design work related to our new office space for our corporate headquarters and U.S. operations. In the first quarter of 2006, capital expenditures mainly included leasehold improvements to our new office space in London, computer hardware, and capitalized internal product development costs.

Cash flow provided by operating activities decreased $1.5 million in the first quarter of 2007 compared with the first quarter of 2006, mainly because bonus payouts in the first quarter of 2007 increased by $12.8 million compared with the same quarter in 2006. We paid higher bonuses in 2007 because of strong 2006 operating performance and incremental bonuses for businesses we acquired during the year. First-quarter bonus payments had a large impact on cash provided by operating activities in both periods, but the impact was greater in 2007. These cash outflows were offset by the positive impact of our net income (adjusted for non-cash items), and increases in accounts payable and other accrued liabilities.  An increase in accounts receivable, which was primarily due to the timing of issuing client invoices, was largely offset by a corresponding increase in deferred revenue.

The table below presents a reconciliation between the increase in net income and the decrease in cash flow provided by operating activities:

	Three months ended March 31
($000)	2007	2006	Change
Net income	$15,786	$13,439	$2,347
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	3,693	277	3,416
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(35,269)	(22,426)	(12,843)
Cash paid for income taxes	(2,143)	(1,888)	(255)
Accounts receivable	(7,582)	(886)	(6,696)
Deferred revenue	11,021	5,825	5,196
Income taxes payable	10,600	8,155	2,445
Accrued compensation	8,976	8,236	740
Accounts payable and accrued liabilities	2,262	(2,419)	4,681
All other	1,040	1,604	(564)
Cash provided by operating activities	$8,384	$9,917	$(1,533)

Segment Results

	Three Months Ended March 31
Key Metrics ($000)	2007	2006	% Change
Revenue
Individual	$24,061	$19,128	25.8%
Advisor	25,977	21,750	19.4%
Institutional	47,352	30,572	54.9%
Eliminations	(1,943)	(1,390)	39.8%
Consolidated revenue	$95,447	$70,060	36.2%

Operating income (loss)
Individual	$5,328	$5,562	(4.2)%
Advisor	6,866	6,082	12.9%
Institutional	14,923	8,695	71.6%
Corporate items and eliminations	(3,090)	(1,141)	170.8%
Consolidated operating income	$24,027	$19,198	25.2%

Operating margin
Individual	22.1%	29.1%	(7.0	)pp
Advisor	26.4%	28.0%	(1.6	)pp
Institutional	31.5%	28.4%	3.1	pp
Consolidated operating margin	25.2%	27.4%	(2.2	)pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that provide our research to their affiliated financial advisors or to individual investors.

We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. Since we acquired Aspect Huntley in July 2006, this segment also includes several newsletters and other publications for investors in Australia. Also with the addition of Aspect Huntley, our Individual segment now includes revenue from both U.S. and non-U.S. operations. In the first quarter of 2007 and 2006, this segment represented, before intersegment eliminations, 25.2% and 27.3%, respectively, of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2007	2006	% Change
Revenue	$24,061	$19,128	25.8%
Operating income	$5,328	$5,562	(4.2)%
Operating margin (%)	22.1%	29.1%	(7.0	)pp

In the first quarter of 2007, revenue for the Individual segment increased $5.0 million compared with the same period in 2006. Our acquisitions of Aspect Huntley and Ibbotson contributed $2.0 million to 2007 revenue, with Aspect Huntley contributing the majority of this incremental revenue. Excluding acquisitions, the increase in revenue mainly reflects growth in Morningstar.com (including Premium Membership service and Internet advertising sales) and Equity Research. Subscriptions for Morningstar.com Premium service increased to 171,709 as of March 31, 2007 compared with 155,505 as of March 31, 2006. Revenue also benefited because we moderately increased subscription prices for Premium Membership in January 2007. In addition, the first quarter tends to show more sales activity for Premium Membership on Morningstar.com and annual reference guides we publish in the first quarter, such as Morningstar Stocks 500, Morningstar Funds 500, Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook.

In the first quarter of 2007, operating income for the Individual segment decreased $0.3 million compared with the prior-year period because growth in operating expense slightly exceeded the $5.0 million increase in revenue. Approximately one-third of the operating expense growth reflects higher compensation and bonus expense, particularly in cost of goods sold. Our equity analyst team, whose compensation costs are included in cost of goods sold, grew to 113 equity analysts worldwide as of March 31, 2007, compared with 85 as of March 31, 2006.  Sales and marketing expenses also rose compared with the prior-year period because of significantly higher spending on direct mail campaigns for publications published in the first quarter.  Acquisitions, primarily Aspect Huntley, also contributed to operating expense growth in the quarter.

The Individual segment’s operating margin decreased by 7.0 percentage points in the first quarter. More than half of this decline was because of an increase in sales and marketing expenses as a percentage of revenue, reflecting our significantly expanded direct mail campaigns in the first quarter of 2007. The acquisition of Aspect Huntley also contributed to the lower margin.

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

Following our acquisition of Ibbotson, we also offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. Following our acquisition of Aspect Huntley, this segment also includes investment conferences and software for financial planners and other market participants in Australia. The segment also includes certain software products for financial advisors, acquired from Standard & Poor’s in March 2007.  In the first quarter of 2007 and 2006, this segment represented, before intersegment eliminations, 27.2% and 31.0%, respectively, of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2007	2006	% Change
Revenue	$25,977	$21,750	19.4%
Operating income	$6,866	$6,082	12.9%
Operating margin (%)	26.4%	28.0%	(1.6	)pp

In the first quarter of 2007, revenue for the Advisor segment increased $4.2 million compared with the same period in 2006. Acquisitions contributed $1.4 million of revenue in the first quarter of 2007, including revenue from Financial Communications materials and advisor-focused Ibbotson software tools; revenue generated by Aspect Huntley for advisor-related publications; and revenue from software tools acquired from Standard & Poor’s. The majority of the increase in revenue in the quarter reflects higher revenue from Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 160,014 as of March 31, 2007 compared with 121,849 as of March 31, 2006. Morningstar Managed Portfolios also contributed to revenue growth in the segment, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $1.9 billion as of March 31,

2007 compared with $1.5 billion as of March 31, 2006. Assets in the Managed Portfolios program reached more than $2.0 billion in April 2007. Principia revenue decreased compared with the prior-year period. The number of subscriptions for Principia declined to 48,339 as of March 31, 2007 compared with 49,269 as of March 31, 2006.

In the first quarter of 2007, operating income for the Advisor segment increased $0.8 million compared with the prior-year period. The increase in operating income reflects significant growth in Advisor segment revenue, partially offset by increased operating expense in most categories. Operating expense in the first quarter of 2007 increased $3.4 million, or 22.0%, compared with the same quarter in 2006. Approximately 50% of the increase in operating expense reflects higher compensation-related expenses, including bonuses and commissions.

Operating margin in the first quarter declined by 1.6 percentage points over the prior-year quarter, reflecting the increase in cost of goods sold and sales and marketing expenses as a percentage of revenue.

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

With the addition of Aspect Huntley in July 2006, this segment also includes financial information as well as other data feeds on Australia stocks that we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006 and the majority of the revenue derived from the acquisition of Standard & Poor’s mutual fund data business. Key products acquired from Standard & Poor’s include the Workstation fund performance and analysis system and data feeds covering more than 135,000 funds in 30 countries.

In the first quarter of 2007 and 2006, this segment represented, before intersegment eliminations, 49.6% and 43.6%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended March 31
Key Metrics ($000)	2007	2006	% Change
Revenue	$47,352	$30,572	54.9%
Operating income	$14,923	$8,695	71.6%
Operating margin (%)	31.5%	28.4%	3.1	pp

In the first quarter of 2007, revenue for the Institutional segment increased $16.8 million compared with the same period in 2006. Acquisitions contributed $8.8 million of revenue to this segment during the quarter, representing 29 percentage points of the revenue growth rate. While the majority of the acquisition-related revenue was from Ibbotson, the acquisitions of the Standard & Poor’s mutual fund data business, Aspect Huntley, and the hedge fund and separate accounts database division of InvestorForce also contributed meaningful revenue in the quarter.

On a product level, the increase in this segment’s revenue was primarily driven by additional revenue for Investment Consulting.  Morningstar provided advisory services on approximately $70.6 billion in assets as of March 31, 2007 (including $44.2 billion for Morningstar Associates and $26.4 billion for Ibbotson Associates). As of March 31, 2006, we had approximately $37.0 billion of assets under advisement for Investment Consulting (including $27.9 billion for Morningstar Associates and $9.1 billion for Ibbotson Associates). A portion of the increase in assets under advisement reflects assets previously under a fixed-fee arrangement which, beginning in 2007, are eligible for fees based on a percentage of assets under advisement. Licensed Data and Morningstar Direct also contributed to the revenue increase.  The number of licenses for Morningstar Direct totaled 1,505 worldwide as of March 31, 2007, compared with 1,093 as of March 31, 2006.

As of March 31, 2007, approximately 9.4 million retirement plan participants had access to the advice and guidance services offered through Morningstar Retirement Manager, through approximately 74,000 plan sponsors and 25 plan providers. Approximately 8.0 million plan participants had access to Advice by Ibbotson through approximately 57,000 plan sponsors and 9 plan providers as of the same date. We had $10.1 billion in assets under management in managed retirement accounts (including $9.3 billion for Advice by Ibbotson and $0.8 billion for Morningstar Retirement Manager) as of March 31, 2007, compared with $6.0 billion (including $5.6 billion for Advice by Ibbotson and $0.4 billion for Morningstar Retirement Manager) as of March 31, 2006.

In the first quarter of 2007, operating income for the Institutional segment increased $6.2 million compared with the prior-year period. The increase in operating income was driven by the significant increase in segment revenue which exceeded the $10.6 million increase in operating expense.  Higher compensation-related costs, including salaries, bonuses, and sales commissions, contributed approximately half of the increase in operating expense.

Operating margin in the first quarter improved by 3.1 percentage points over the prior-year quarter, reflecting the impact of revenue growth that exceeded the increase in operating expense. The increase was largely driven by continued growth in higher-margin services, such as Investment Consulting.

Corporate and Eliminations

Corporate items and eliminations include capitalized internal product development costs and related amortization and amortization related to intangible assets. The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended March 31
($000)	2007	2006	% Change
Depreciation and amortization	3,100	1,329	133.3%
Capitalized internal product development costs	—	(177)	(100.0	) %
Other	(10)	(11)	(9.1	) %
Corporate items and eliminations	$3,090	$1,141	170.8%

In the first quarter of 2007, corporate items and eliminations increased $2.0 million, primarily because of amortization expense related to intangible assets associated with the acquisitions of Ibbotson, Aspect Huntley, the hedge fund and separate account database division of InvestorForce, and the Standard & Poor’s mutual fund data business. We currently estimate that amortization expense related to intangible assets will be $12.4 million in 2007.  This estimate is subject to change as we continue to refine our purchase price allocations, mainly related  to the acquisition of Standard & Poor’s mutual fund data business.

Non-Operating Income and Income Tax Expense

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended March 31
($000)	2007	2006
Interest income, net	$1,749	$1,059
Other expense, net	(236)	(126)
Non-operating income, net	$1,513	$933

Net interest income mainly reflects interest from our investment portfolio. Net interest income increased $0.6 million in the first quarter of 2007 compared with the prior-year period, primarily reflecting higher levels of cash, cash equivalents, and investments.  In the first quarter of 2007, our cash, cash equivalents, and investments decreased $42.0 million compared with December 31, 2006, largely because of the amounts paid for the acquisition of the Standard & Poor’s mutual fund data business and annual bonus payments.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from Morningstar Japan K.K.

Income Tax Expense

On January 1, 2007, we adopted Financial Accounting Standard Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.  See Note 2 in the Notes to our Condensed Consolidated Financial Statements for further discussion concerning the adoption of FIN 48.

The following table summarizes the components of our effective income tax expense rate:

	Three months ended March 31
($000)	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$25,540	$20,131
Equity in net income of unconsolidated entities	537	647
Total	$26,077	$20,778
Income tax expense	$10,291	$7,598
Effective income tax expense rate	39.5%	36.6%

Our effective income tax expense rate rose by 2.9 percentage points in the first quarter of 2007.  Disqualifying dispositions of incentive stock options had a favorable impact on our effective tax rate in the first quarter of 2006.  Because the dollar amount of disqualifying dispositions was lower in the first quarter of 2007, our effective tax rate rose.  In addition, the 2007 first quarter effective tax rate reflects an increase in the effective rate of state income taxes (net of the U.S. Federal tax benefit) and higher income tax expense outside of the United States compared with the prior year.

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

Cash and Cash Equivalents

As of March 31, 2007, we had cash, cash equivalents, and investments of $121.8 million, a decrease of $42.0 million compared with December 31, 2006. This decline mainly reflects $52.0 million paid in March 2007 to acquire the Standard & Poor’s mutual fund data business (reflecting a purchase price of $55.0 million, subject to post-closing adjustments, less cash acquired of $3.0 million). In addition, we made $35.3 million of annual bonus payments in the first quarter of 2007.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. Historically, Morningstar has paid bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first quarter of 2007, cash provided by operating activities was $8.4 million, compared with $9.9 million in the first quarter of 2006. This amount declined slightly mainly because of the $12.8 million increase in the amount of cash paid for bonuses in the first quarter of 2007 compared with the prior-year period. The higher cash payments were largely offset by our net income (adjusted for non-cash items) and the positive cash flow impact of increases in accrued compensation, income taxes payable, and accounts payable and accrued liabilities.

In the first quarter of 2007, we made annual bonus payments of approximately $35.3 million. The higher bonuses in 2007 were the result of strong 2006 operating performance, as well as increased headcount and acquisitions. Excluding the impact of bonus payments, in the first quarter of 2007, our net operating assets and liabilities were a greater source of cash from operations primarily because of increases in accrued bonuses related to the current year’s performance and an increase in accounts payable, accrued expenses, and income taxes payable.

Net income in the first quarter of 2007 included more non-cash items compared with the same period in 2006, primarily because of an increase in amortization from intangible assets related to the acquisitions of Ibbotson, Aspect Huntley, the hedge fund and separate account database division of InvestorForce, and the mutual fund data business of Standard & Poor’s.

Cash Used for Investing Activities

In the first quarter of 2007, cash used for investing activities was $48.0 million, compared with $61.1 million in the first quarter of 2006.

Cash used for acquisitions, net of cash acquired, was $52.1 million in the first quarter of 2007 and $86.3 million in the first quarter of 2006. In March 2007, we acquired Standard & Poor’s mutual fund data business. In March 2006, we acquired Ibbotson.

In the first quarter of 2007, proceeds from sales of investments exceeded purchases of investments by $6.1 million because we reallocated these funds from investments to cash and cash equivalents to fund our acquisition of the Standard & Poor’s mutual fund data business. In the first quarter of 2006, proceeds from sales of investments also exceeded purchases of investments by $26.3 million. We reallocated these funds from investments to cash and cash equivalents to fund our acquisition of Ibbotson. As of March 31, 2007 and December 31, 2006, our investments, consisting primarily of fixed-income securities, were $61.6 million and $67.6 million, respectively.

Capital expenditures were $2.0 million in the first quarter of 2007, compared with $0.9 million in the prior-year quarter.  In the first quarter of 2007, our capital expenditures were primarily for computer hardware to keep our operations up and running in the event of a disaster, and design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations.

We anticipate that our capital expenditures in 2007 will be approximately $8 million primarily for computer hardware to support our technology platforms and the build-out of new office space for our non-U.S. operations.  In addition, we may also spend up to $6 million in capital expenditures for the build-out of our new corporate headquarters in Chicago, depending on construction progress.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.7 million in the first quarter of 2007 compared with $7.3 million in the prior-year period.  The majority of the decrease from the prior year was driven by a $3.0 million decrease in proceeds from stock option exercises. The remaining amount of the decrease reflects a reduction in excess tax benefits related to stock option exercises.

Acquisitions

Standard & Poor’s mutual fund data business

On March 16, 2007 we acquired Standard & Poor’s mutual fund data business for $55.0 million in cash, subject to post-closing adjustments. Standard & Poor’s mutual fund data business consists of data and products covering more than 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. The acquisition complements one of our key growth strategies, which is to expand our brand, presence, and products for investors, advisors, and institutions around the globe. Approximately 80% of Standard & Poor’s fund data business is outside the United States. The acquisition will give us a much stronger presence outside the United States, particularly in Europe. In addition, the acquisition will significantly expand our client base and media partnerships in Europe and Asia. More than 1,100 institutions around the world use Standard & Poor’s fund data products, and we expect to extend our reach to about 10,000 new advisors outside the United States.  We began including the results of this acquisition in our Condensed Consolidated Financial Statements on March 16, 2007.

Institutional Hedge Fund and Separate Account Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.1 million in cash, including transaction-related costs.  This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. We began including the results of the hedge fund and separate account database division of InvestorForce’s operations in our Condensed Consolidated Financial Statements on August 1, 2006.  This acquisition allowed us to strengthen and expand our proprietary investment data.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30 million in cash (of which Australian $2.0 million will be paid in 2007) subject to post-

closing and working capital adjustments. In 2006, the cash paid for Aspect Huntley, including transaction-related costs, was U.S. $20.9 million (net of $0.9 million of cash acquired). We began including the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements on July 25, 2006. This acquisition fits with our growth strategy to expand our products and services outside the United States. This acquisition allowed us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

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

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.  The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical leave policy varies by region, in general, Morningstar’s regular full-time employees are eligible for six weeks of paid time off after four years of continuous service. On January 1, 2007, we adopted Emerging Issues Task Force (EITF) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences,” which requires that a liability for employees’ sabbatical benefits be accrued over the period required for employees to earn the right to sabbatical leave. Accordingly, in the first quarter of 2007, we recorded a cumulative-effect adjustment to beginning retained earnings of $3.3 million, net of tax, to record the portion of employee sabbatical leave that has been earned. Besides recording this cumulative effect of an accounting change, the adoption of EITF No. 06-2 did not have a significant impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (including an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 159 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years; therefore, we will adopt SFAS No. 157 in the first quarter of 2008. We are in the process of determining the effect the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 plans entered into by our directors and executive officers that were in effect on May 1, 2007:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan		Timing of Sales under the Plan		Number of Shares Sold under the Plan through May 1, 2007	Projected Beneficial Ownership(1)
Joe Mansueto Chairman and Chief Executive Officer	03/21/07	12/31/07	1,180,000		Shares to be sold ratably over the course of the plan beginning May 4, 2007		__	28,112,000
Chris Boruff President, Advisor Business	03/21/07	08/31/07	30,000		Up to 10,000 shares in any rolling 21-day period		10,000	127,236
Bevin Desmond President, International Business	03/21/07	12/31/07	31,300		Shares to be sold under the plan if the stock reaches specified prices		3,900	119,773
Martha Dustin Boudos Chief Financial Officer	03/21/07	12/31/07	117,500		Shares to be sold under the plan if the stock reaches a specified price		63,007	138,257
Cheryl Francis Director	03/21/07	12/31/07	20,000		Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price		3,500	52,824
Elizabeth Kirscher President, Data Services Business	03/21/07	04/20/08	100,000	Up t	Up to 15,000 shares in any rolling 30-day period		__	91,039
Jack Noonan Director	08/22/06	12/10/07	60,000		Monthly increments of up to 4,000 shares		28,000	80,824
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310		Semimonthly increments of up to 15,000 shares through August 2007 and weekly increments of up to 17,500 shares from September 2007 through November 2008		220,000	505,135
John Rekenthaler Vice President, Research and New Product Development	03/22/07	09/21/07	40,000		Weekly increments of up to 2,000 shares	3	3,000	266,872
Paul Sturm Director	03/21/07	04/30/08	120,000		Biweekly increments of up to 5,000 shares	5	5,000	240,824
David Williams Managing Director, Design	03/21/07	09/21/07	56,500		Shares to be sold under the plan if the stock reaches specified prices		7,000	88,523

(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under his or her Rule 10b5-1 plan identified above. This information reflects the beneficial ownership of our common stock on March 31, 2007, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2007 and restricted stock units that will vest by May 30, 2007. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2007. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. As of March 31, 2007, our investments, consisting primarily of fixed-income securities, were $61.6 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.3 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in Morningstar’s internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART 2         OTHER INFORMATION

Item 1.            Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

MORNINGSTAR, INC.

Date: May 9, 2007	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer