Form 10-Q
period 2007-06-30
Morningstar, Inc.
filed 2007-08-08
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 2, 2007, there were 43,215,013 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)	2007	2006	2007	2006

Revenue	$109,685	$76,257	$205,132	$146,317

Operating expense (1):
Cost of goods sold	29,020	22,052	54,875	40,725
Development	9,134	7,306	17,189	13,397
Sales and marketing	16,471	11,880	33,200	23,540
General and administrative	21,128	13,793	37,214	25,825
Depreciation and amortization	5,486	3,767	10,181	6,173
Total operating expense	81,239	58,798	152,659	109,660

Operating income	28,446	17,459	52,473	36,657

Non-operating income (expense):
Interest income, net	1,437	858	3,186	1,917
Other expense, net	(69)	(186)	(305)	(312)
Non-operating income, net	1,368	672	2,881	1,605

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	29,814	18,131	55,354	38,262

Income tax expense	11,996	7,624	22,287	15,222

Equity in net income of unconsolidated entities	455	658	992	1,305

Income before cumulative effect of accounting change	18,273	11,165	34,059	24,345

Cumulative effect of accounting change, net of income tax expense of $171	—	—	—	259

Net income	$18,273	$11,165	$34,059	$24,604

Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.43	$0.27	$0.80	$.0.60
Cumulative per share effect of accounting change	—	—	—	0.01
Basic net income per share	$0.43	$0.27	$0.80	$0.61
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.38	$0.24	$0.71	$0.52
Cumulative per share effect of accounting change	—	—	—	0.01
Diluted net income per share	$0.38	$0.24	$0.71	$0.53

Weighted average shares outstanding:
Basic	42,852	40,925	42,632	40,641
Diluted	47,868	46,684	47,758	46,535

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
(1) Includes stock-based compensation expense of:
Cost of goods sold	$513	$285	$851	$557
Development	371	131	624	245
Sales and marketing	412	137	711	263
General and administrative	1,907	1,526	3,351	2,948
Total stock-based compensation expense	$3,203	$2,079	$5,537	$4,013

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2007	December 31 2006

Assets
Current assets:
Cash and cash equivalents	$94,978	$96,140
Investments	65,767	67,611
Accounts receivable, less allowance of $129 and $225, respectively	79,648	65,176
Other	8,856	8,557
Total current assets	249,249	237,484

Property, equipment, and capitalized software, net of accumulated depreciation of $53,949 and $48,256, respectively	17,656	15,869
Investments in unconsolidated entities	19,042	18,659
Goodwill	122,780	86,680
Intangible assets, net	103,878	72,841
Deferred tax asset, net	16,954	13,789
Other assets	2,324	2,516
Total assets	$531,883	$447,838

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$30,051	$21,014
Accrued compensation	34,580	40,856
Income tax payable	1,786	1,620
Deferred revenue	132,569	100,525
Deferred tax liability, net	—	1,266
Other	1,800	2,182
Total current liabilities	200,786	167,463

Accrued compensation	7,593	7,591
Other long-term liabilities	3,203	3,361
Total liabilities	211,582	178,415

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,120,121 and 42,228,418 shares were outstanding as of June 30, 2007 and December 31, 2006, respectively	4	4
Treasury stock at cost, 233,334 shares as of June 30, 2007 and December 31, 2006	(3,280)	(3,280)
Additional paid-in capital	286,959	268,721
Retained earnings	31,894	1,154
Accumulated other comprehensive income:
Currency translation adjustment	4,760	2,871
Unrealized losses on available-for-sale securities	(36)	(47)
Total accumulated other comprehensive income	4,724	2,824
Total shareholders’ equity	320,301	269,423
Total liabilities and shareholders’ equity	$531,883	$447,838

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2007

						Accumulated
	Common Stock			Additional	Retained	Other	Total
	Shares	Par	Treasury	Paid-in	Earnings	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income	Equity
Balance as of December 31, 2006	42,228,418	$4	$(3,280)	$268,721	$1,154	$2,824	$269,423
Cumulative effect of accounting change	—	—	—	—	(3,319)	—	(3,319)
Balance as of January 1, 2007	42,228,418	4	(3,280)	268,721	(2,165)	2,824	266,104
Comprehensive income:
Net income		—	—	—	34,059	—	34,059
Unrealized gain on investments, net of income tax $6		—	—	—	—	11	11
Foreign currency translation adjustment		—	—	—	—	1,889	1,889
Total comprehensive income		—	—	—	34,059	1,900	35,959
Issuance of common stock upon stock option exercises and vesting of restricted stock units, net	891,703	—	—	5,690	—	—	5,690
Stock-based compensation		—	—	5,537	—	—	5,537
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	7,011	—	—	7,011
Balance as of June 30, 2007	43,120,121	$4	$(3,280)	$286,959	$31,894	$4,724	$320,301

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2007	2006

Operating activities
Net income	$34,059	$24,604
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	—	(259)
Depreciation and amortization	10,181	6,173
Deferred income tax benefit	(1,698)	(717)
Stock-based compensation expense	5,537	4,013
Provision for (recovery of) bad debt	(44)	328
Equity in net income of unconsolidated entities	(992)	(1,305)
Foreign exchange loss	120	452
Excess tax benefits from stock option exercises and vesting of restricted stock units	(7,011)	(6,508)
Other, net	(125)	36
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,456)	(2,758)
Other assets	869	455
Accounts payable and accrued liabilities	3,228	(245)
Accrued compensation	(12,891)	(7,174)
Income taxes payable	7,203	13,467
Deferred revenue	13,389	8,425
Other liabilities	(1,873)	442
Cash provided by operating activities	44,496	39,429

Investing activities
Purchases of investments	(40,243)	(37,783)
Proceeds from sale of investments	42,220	60,454
Capital expenditures	(5,888)	(2,023)
Acquisitions, net of cash acquired	(55,063)	(86,363)
Other, net	(3)	(294)
Cash used for investing activities	(58,977)	(66,009)

Financing activities
Proceeds from stock options exercises	5,686	10,851
Excess tax benefits from stock option exercises and vesting of restricted stock units	7,011	6,508
Other	—	(4)
Cash provided by financing activities	12,697	17,355

Effect of exchange rate changes on cash	622	117
Net decrease in cash and cash equivalents	(1,162)	(9,108)
Cash and cash equivalents – beginning of period	96,140	92,367
Cash and cash equivalents – end of period	$94,978	$83,259

Supplemental disclosure of cash flow information:
Cash paid for taxes	$16,253	$2,214
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available for sale investments	$17	$(3)

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

The adoption of FIN 48 did not result in a material adjustment in the liability for unrecognized income tax benefits, and as a result, we did not record a cumulative effect adjustment to retained earnings at the beginning of the period. As of January 1, 2007, we had approximately $2,700,000 of gross unrecognized tax benefits, of which $2,300,000, if recognized, would result in a reduction of our effective income tax expense rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. Interest and penalties were not material as of the date of adoption. Adjustments recorded to these balances in the first six months of 2007 were not material.

We conduct business globally and, as a result our subsidiaries file income tax returns in U.S. Federal, state, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. For U.S. Federal and state tax returns, open tax years subject to examination generally include the years 2003 to the present. In non-U.S. jurisdictions the statute of limitations generally extends to years prior to 2003. We are currently under audit by the U.S. Internal Revenue Service, for the 2004 tax year, and by various state tax authorities. We are also under audit by the tax authorities in a non-U.S. jurisdiction for the period January 2003 through December 2004. It is likely that the examination phase of these audits will conclude in 2007. However, it is not possible to estimate the potential impact of changes, if any, to previously recorded uncertain tax positions. There were no significant changes to the status of these examinations during the quarter ended June 30, 2007.

Adoption of Emerging Issues Task Force No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences”

In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar’s full-time employees are eligible for six weeks of paid time off after four years of continuous service. On January 1, 2007, we adopted Emerging Issues Task Force (EITF) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences,” which requires that we record a liability for employees’ sabbatical benefits over the period employees earn the right for sabbatical leave. Accordingly, on January 1, 2007, we recorded a cumulative-effect adjustment to retained earnings of $3,319,000, net of tax, to reflect the portion of employee sabbatical leave that had been earned at that date. Besides recording this cumulative effect of an accounting change, the adoption of EITF No. 06-2 did not have a significant impact on our financial position, results of operations, or cash flows.

3. Acquisitions, Goodwill, and Other Intangible Assets

Acquisition of the minority interest of Morningstar Europe NV

Morningstar Europe NV is the holding company for Morningstar’s European subsidiaries. Morningstar, Inc., the U.S. parent company, owned 98% of the shares of Morningstar Europe NV. Stadsporten Citygate AB (Citygate) owned the remaining 2% of the shares. In April 2007, Morningstar acquired the remaining 2% share ownership from Citygate for $1,000,000 in cash. As a majority-owned subsidiary, the financial results of Morningstar Europe NV have been included in our Condensed Consolidated Financial Statements for all periods presented. We assigned the purchase price of $1,000,000 to goodwill.

Standard & Poor’s mutual fund data business

On March 16, 2007, we acquired Standard & Poor’s mutual fund data business for $55,000,000 in cash plus an additional $2,594,000 of estimated post-closing adjustments (net of acquired cash) and estimated transaction costs directly related to the acquisition. The acquisition complements one of our key growth strategies, which is to expand our brand, presence, and products for investors, advisors, and institutions around the globe. Approximately 80% of Standard & Poor’s mutual fund data business is outside the United States. The acquisition gives us a much stronger presence outside the United States, particularly in Europe. In addition, the acquisition significantly expands our client base and media partnerships in Europe and Asia. The cash paid for this acquisition in the first six months of 2007 was $54,021,000 (net of acquired cash). We expect to pay the remaining purchase price and transaction costs by the end of the third quarter of 2007.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$2,974
Accounts receivable	7,392
Other current assets	1,021
Other non-current assets	71
Intangible assets	36,072
Goodwill	33,670
Deferred revenue	(16,456)
Accrued liabilities	(4,043)
Other non-current liabilities	(133)
Total purchase price	$60,568

The preliminary allocation includes acquired intangible assets of $36,072,000 consisting primarily of customer-related assets, technology-based assets (primarily a database covering more than 135,000 managed investment vehicles, including mutual funds, exchange-traded funds (ETFs), hedge funds, and offshore funds), and software. We have estimated a preliminary weighted average useful life of these assets of 10 years. Based on the preliminary purchase price allocation, we recorded $33,670,000 of goodwill.

Based on plans in place at the time of acquisition, we recorded a liability of $1,611,000 for severance and lease termination costs. We expect that substantially all of these liabilities will be paid within the next year.

We began including the financial results of this acquisition in our Condensed Consolidated Financial Statements on March 16, 2007. If the acquisition of Standard & Poor’s mutual fund data business had occurred as of January 1st of each period presented, our results of operations would not have been significantly different from the amounts reported for the three and six months ended June 30, 2007 or 2006.

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company based in Wayne, Pennsylvania, for $10,051,000 in cash, including expenses directly related to the acquisition. We began including the financial results of this acquisition in our Condensed Consolidated Financial Statements on August 1, 2006. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. This acquisition allowed us to strengthen and expand our proprietary investment data.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Accounts receivable	$343
Intangible assets	5,290
Goodwill	6,032
Deferred revenue	(1,614)
Total purchase price	$10,051

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

The value assigned to goodwill and intangibles of $11,322,000 is deductible for U.S. income tax purposes over a period of 15 years.

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for the three and six months ended June 30, 2006.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia. This acquisition fits our growth strategy to expand our products and services outside the United States and allows us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

The preliminary purchase price of $23,407,000 represents Australian $30,000,000 in cash (of which Australian $2,000,000 was paid in July 2007), and includes transaction costs directly related to the acquisition and post-closing adjustments. In 2006, the cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, was $20,914,000 (net of acquired cash).

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Fixed assets	273
Deferred tax asset	359
Intangible assets	11,019
Goodwill	16,938
Deferred revenue	(5,141)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,407

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

The goodwill we recorded of $16,938,000 is not deductible for U.S. or Australian income tax purposes.

We began including the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements on July 25, 2006. If the acquisition of Aspect Huntley had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for three and six months ended June 30, 2006.

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

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of June 30, 2007, we have made all of the related severance payments. We expect to pay the lease termination costs beginning in 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our Consolidated Statement of Income for the six months ended June 30, 2006 as if we had acquired Ibbotson as of January 1, 2006. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. We recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

($000)	Six months ended June 30, 2006
Revenue	$153,708
Operating income	$36,998
Income before cumulative effect of accounting change	$24,320
Net income	$24,579

Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.60
Basic net income per share	$0.60

Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.52
Diluted net income per share	$0.53

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2006 to June 30, 2007:

($000)
Balance as of January 1, 2006	$17,500
Goodwill acquired related to Ibbotson	46,221
Goodwill acquired related to Aspect Huntley	17,274
Goodwill acquired related to the database division of InvestorForce	6,020
Reversal of valuation allowances related to non-U.S. deferred tax assets, primarily related to net operating losses	(1,200)
Other, primarily currency translation	865
Balance as of December 31, 2006	$86,680
Goodwill acquired related to the mutual fund data business of Standard & Poor’s	33,670
Goodwill acquired related to the purchase of the minority interest in Morningstar Europe NV	1,000
Adjustment to Aspect Huntley goodwill	(336)
Other, primarily currency translation	1,766
Balance as of June 30, 2007	$122,780

At the date of acquisition of certain of our non-U.S. operations, we recorded a valuation allowance against the deferred tax assets related to the acquired entities’ deductible temporary differences and net operating losses. In 2006, we reversed these valuation allowances because we considered that it is more likely than not that we will realize these tax benefits. In accordance with SFAS No. 109, tax benefits recognized after the acquisition date (by eliminating the valuation allowance) are applied first to reduce any goodwill related to the acquisition. We therefore recorded in 2006 a reduction to goodwill in the amount of $1,200,000 related to the reduction of these valuation allowances.

We did not record any impairment losses in the quarter or year-to-date periods ended June 30, 2007 or 2006, respectively.

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of June 30, 2007				As of December 31, 2006
($ 000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,710	$(3,991)	$22,719	10	$26,185	$(2,455)	$23,730	10
Customer-related assets	45,158	(6,846)	38,312	10	45,015	(4,410)	40,605	10
Supplier relationships	240	(30)	210	20	240	(24)	216	20
Technology-based assets	9,382	(2,020)	7,362	9	9,177	(1,180)	7,997	9
Non-competition agreement	350	(95)	255	5	350	(57)	293	5
Intangible assets related to the mutual fund data business acquired from Standard & Poor’s	36,072	(1,052)	35,020	10	—	—	—	—
Total intangible assets	$117,912	$(14,034)	$103,878	10	$80,967	$(8,126)	$72,841	10

Amortization expense was $5,841,000 and $2,454,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

As of June 30, 2007, we estimate that aggregate amortization expense for intangible assets will be $12,483,000 in 2007; $13,164,000 in 2008; $12,806,000 in 2009; $11,865,000 in 2010; $10,859,000 in 2011; and $10,271,000 in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, primarily the allocation associated with our acquisition of Standard & Poor’s mutual fund data business.

4. Income per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator includes the dilutive effect of outstanding employee stock options and restricted stock units using the treasury stock method. The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2007	2006	2007	2006

Basic income per share:
Income before cumulative effect of accounting change	$18,273	$11,165	$34,059	$24,345
Cumulative effect of accounting change, net of tax	—	—	—	259
Net income	$18,273	$11,165	$34,059	$24,604
Weighted average common shares outstanding	42,852	40,925	42,632	40,641

Basic income per share before cumulative effect of accounting change	$0.43	$0.27	$0.80	$0.60
Cumulative per share effect of accounting change, net of tax	—	—	—	0.01
Basic net income per share	$0.43	$0.27	$0.80	$0.61

Diluted income per share:
Income before cumulative effect of accounting change	$18,273	$11,165	$34,059	$24,345
Cumulative effect of accounting change, net of tax	—	—	—	259
Net income	$18,273	$11,165	$34,059	$24,604

Weighted average common shares outstanding	42,852	40,925	42,632	40,641
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	5,016	5,759	5,126	5,894
Weighted average common shares outstanding for computing diluted income per share	47,868	46,684	47,758	46,535

Diluted income per share before cumulative effect of accounting change	$0.38	$0.24	$0.71	$0.52
Cumulative per share effect of accounting change, net of tax	—	—	—	0.01
Diluted net income per share	$0.38	$0.24	$0.71	$0.53

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook (acquired with Ibbotson). The Individual segment’s first quarter revenue typically benefits from sales of these annual reference guides. With the addition of Aspect Huntley, this segment also includes several newsletters and other publications for Australian investors.

•                  Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial planners. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to different investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Following our acquisition of Ibbotson, we offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. As a result of our acquisition of Aspect Huntley, this segment also includes software for financial planners and other market participants in Australia. The segment also includes certain software products for financial advisors acquired from Standard & Poor’s.

•                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Licensed Tools and Content, a set of online tools and editorial designed for institutions to use in their Web sites and software; Investment Profiles and Guides, which are designed for institutions to use in communicating investment information to individual investors; the Morningstar Annuity Research Center (formerly VARDS Online); and Morningstar EnCorr, an asset allocation software package (acquired with Ibbotson). With the addition of Aspect Huntley, this segment includes financial information as well as other data feeds on Australian stocks which we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce and institutional software and tools we acquired from Standard & Poor’s. Key products acquired from Standard & Poor’s include the Workstation fund performance and analysis system and data feeds covering more than 135,000 funds in 30 countries.

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

The following tables show selected segment data for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$22,936	$30,140	$56,609	$—	$109,685
Intersegment	1,233	69	945	(2,247)	—
Total revenue	24,169	30,209	57,554	(2,247)	109,685
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	16,635	20,722	37,346	(2,153)	72,550
Stock-based compensation expense	660	977	1,566	—	3,203
Depreciation and amortization	409	486	774	3,817	5,486
Operating income (loss)	$6,465	$8,024	$17,868	$(3,911)	$28,446

Capital expenditures	$249	$1,561	$1,627	$461	$3,898

U.S. revenue					$86,538
Non-U.S. revenue					$23,147

	Three months ended June 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$18,379	$24,320	$33,558	$—	$76,257
Intersegment	996	1	738	(1,735)	—
Total revenue	19,375	24,321	34,296	(1,735)	76,257
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	12,240	16,901	25,540	(1,729)	52,952
Stock-based compensation expense	608	633	838	—	2,079
Depreciation and amortization	305	392	600	2,470	3,767
Operating income (loss)	$6,222	$6,395	$7,318	$(2,476)	$17,459

Capital expenditures	$79	$98	$352	$635	$1,164

U.S. revenue					$66,724
Non-U.S. revenue					$9,533

	Six months ended June 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$46,006	$56,061	$103,065	$—	$205,132
Intersegment	2,224	125	1,841	(4,190)	—
Total revenue	48,230	56,186	104,906	(4,190)	205,132
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	34,505	38,659	67,883	(4,106)	136,941
Stock-based compensation expense	1,136	1,691	2,710	—	5,537
Depreciation and amortization	796	946	1,522	6,917	10,181
Operating income (loss)	$11,793	$14,890	$32,791	$(7,001)	$52,473

Capital expenditures	$329	$1,780	$2,168	$1,611	$5,888

U.S. revenue					$166,399
Non-U.S. revenue					$38,733

June 30, 2007
U.S. long-lived assets	$10,235
Non-U.S. long-lived assets	$7,421

	Six months ended June 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$36,717	$46,068	$63,532	$—	$146,317
Intersegment	1,786	3	1,336	(3,125)	—
Total revenue	38,503	46,071	64,868	(3,125)	146,317
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	25,025	31,557	46,199	(3,307)	99,474
Stock-based compensation expense	1,183	1,204	1,626	—	4,013
Depreciation and amortization	511	833	1,030	3,799	6,173
Operating income (loss)	$11,784	$12,477	$16,013	$(3,617)	$36,657

Capital expenditures	$120	$180	$660	$1,063	$2,023

U.S. revenue					$128,362
Non-U.S. revenue					$17,955

June 30, 2006
U.S. long-lived assets	$13,198
Non-U.S. long-lived assets	$3,842

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	June 30, 2007	December 31, 2006
Available-for-sale	$56,370	$63,122
Held-to-maturity	5,308	2,339
Trading securities	4,089	2,150
Total	$65,767	$67,611

7. Investments In Unconsolidated Entities

Morningstar Japan K.K. In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of June 30, 2007 and December 31, 2006, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,056,000 and $16,693,000 as of June 30, 2007 and December 31, 2006, respectively. The market value of our investment in MJKK was approximately Japanese Yen 7.2 billion (approximately U.S. $58,168,000) as of June 30, 2007 and Japanese Yen 10.2 billion (approximately U.S. $85,482,000) as of December 31, 2006.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company named Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea develops, markets, and sells products and services to assist in the analysis of financial portfolios and provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of June 30, 2007 and December 31, 2006. We account for this investment using the equity method. Our investment totaled $1,489,000 and $1,415,000 as of June 30, 2007 and December 31, 2006, respectively.

Other Investments in Unconsolidated Entities. As of June 30, 2007 and December 31, 2006, the book value of our other investments in unconsolidated entities totaled $497,000 and $551,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of June 30, 2007 and December 31, 2006. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended June 30		Six months ended June 30
($000)	2007	2006	2007	2006
Revenue	$11,121	$4,876	$19,403	$9,720
Operating income	$1,911	$1,473	$4,070	$2,885
Net income	$1,266	$1,581	$2,441	$3,119

8. Stock-Based Compensation

Stock-Based Compensation Plans

In November 2004, we adopted the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. All of our employees are eligible for awards under the 2004 Stock Incentive Plan. Our non-employee directors are also eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or prior plans.

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. The number of shares available for future grants under our 2004 Stock Incentive Plan as of June 30, 2007 and December 31, 2006 was 2,650,888 and 2,827,006, respectively.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan and the 2001 Plan generally vested over a four-year period and as a result are substantially all vested at June 30, 2007; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding at June 30, 2007. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became and continue to become exercisable each year from 1999 through 2008. As of June 30, 2007 and December 31, 2006, there were 540,174 and 710,174 options remaining to be exercised, respectively.

Accounting for Stock-Based Compensation Awards

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. We estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect those awards that ultimately vested. As a result, in the second quarter of 2007, we recorded approximately $720,000 of additional stock-based compensation expense after making adjustments from the estimated forfeitures to actual forfeiture experience for certain of our employee stock option and restricted stock unit grants. In addition, we reduced our estimate of the forfeiture rate that will be applied to awards not yet vested.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded in our Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
($000)	2007	2006	2007	2006
Total stock-based compensation expense	$3,203	$2,079	$5,537	$4,013

The tax benefit recorded related to the stock-based compensation expense above was $1,181,000 and $643,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,020,000 and $1,390,000 for the six months ended June 30, 2007 and 2006, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. The total grant date fair value of restricted stock units granted in the first six months of 2007 was approximately $9,807,000. As of June 30, 2007, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $16,639,000. We expect to recognize this expense over an average period of approximately 41 months.

The following table summarizes restricted stock unit activity in the first six months of 2007:

	Six months ended June 30, 2007
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested shares—January 1, 2007	260,462	$44.01
Granted	198,489	$49.41
Vested	(56,507)	$44.47
Forfeited	(5,198)	$44.35
Nonvested shares—June 30, 2007	397,246	$46.64

Stock Option Activity

The following tables summarize stock option activity in the first six months of 2007 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Six months ended June 30, 2007
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	2,871,310	$11.11
Granted	569	$14.70
Canceled	(5,538)	$15.89
Exercised	(229,596)	$5.90
Options outstanding—June 30, 2007	2,636,745	$11.72

Options exercisable—June 30, 2007	2,241,055	$11.12

	Six months ended June 30, 2007
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	6,098,594	$12.55
Canceled	(14,300)	$21.59
Exercised	(516,271)	$10.71
Options outstanding—June 30, 2007	5,568,023	$12.77

Options exercisable—June 30, 2007	5,039,460	$11.79

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the six months ended June 30, 2007 and 2006 was $30,434,000 and $31,153,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	1,442,438	1.20	$2.53	$64,183	1,399,257	1.19	$2.53	$62,267
$8.57 - $14.70	4,636,517	3.47	$12.65	159,414	4,632,222	3.47	$12.65	159,251
$16.39 - $36.96	2,125,813	7.62	$18.71	60,193	1,249,036	7.56	$17.84	36,460
$2.00 - $36.96	8,204,768	4.15	$12.44	$283,790	7,280,515	3.73	$11.60	$257,978
Vested or Expected to Vest
$2.00 - $36.96	8,134,348	4.11	$12.37	$281,941

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $47.03 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2007, the total amount of unrecognized stock-based compensation expense related to nonvested stock options was approximately $7,787,000. We expect to recognize this expense over a weighted average period of approximately 17 months.

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

In May 2006, Don entered into a Rule 10b5-1 sales plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of certain stock options, we will make payments to him, as prescribed by the Agreement. In the first six months of 2007, Don exercised 170,000 options, of which 120,000 were sold under his 10b5-1 plan. As of June 30, 2007 and December 31, 2006, our Condensed Consolidated Balance Sheets include a liability of $1,481,000 and $1,963,000, respectively, for the Agreement. The liability is primarily classified as “Other current liabilities”. The reduction in the liability since December 31, 2006 reflects amounts paid to Don in the first six months of 2007 in accordance with the Agreement.

10. Income Taxes

On January 1, 2007, we adopted FIN 48. See Note 2, Summary of Significant Accounting Policies, for additional information concerning the adoption of FIN 48.

The following table shows our effective income tax expense rate for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30		Six months ended June 30
($000)	2007	2006	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$29,814	$18,131	$55,354	$38,262
Equity in net income of unconsolidated entities	455	658	992	1,305
Total	$30,269	$18,789	$56,346	$39,567
Income tax expense	$11,996	$7,624	$22,287	$15,222
Effective income tax expense rate	39.6%	40.6%	39.6%	38.5%

In the second quarter of 2007, our effective income tax expense rate decreased 1.0 percentage point compared with the prior-year period because our effective tax rate in the second quarter of 2006 included additional income tax expense related to certain operations outside of the United States, partially offset by the tax benefit from disqualifying dispositions. The reduction in our effective tax rate in the second quarter of 2007 relative to the prior-year period was mitigated, though, by the impact of additional U.S. state income tax expense which we are recording in 2007.

For the year-to-date period in 2007, our effective income tax expense rate increased 1.1 percentage points compared with 2006. Because we had fewer disqualifying dispositions of incentive stock options in the first half of 2007 compared with the same period in 2006, the associated tax benefit also declined. This factor drove the majority of the increase in our 2007 effective tax rate. In the first half of 2007, our effective tax rate also includes the impact of additional U.S. state income tax expense. In the first half of 2006, we recorded additional income tax expense related to certain operations outside of the United States. These two factors had approximately the same impact on our effective income tax rate in the respective periods.

In both 2007 and 2006, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

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

In December 2006, Morningstar applied to the court for further security for its potential additional costs in the litigation. Mr. Rich and his companies opposed the application and in May 2007, the court held a hearing for this application and reserved judgment.

In February 2007, Mr. Rich and his companies notified Morningstar that they would be seeking the leave of the court to amend the Second Further Amended Statement of Claim to include a claim relating to Morningstar’s acquisition of Aspect Huntley Pty Ltd. (Aspect Huntley) in 2006. The amended claim alleged various breaches of obligations owed by Morningstar to Morningstar Australia and sought various forms of relief, including an equity interest in Aspect Huntley and compensatory damages. Morningstar opposed the leave being granted. In May 2007, Mr. Rich and his companies withdrew the application for leave to amend the Second Further Amended Statement of Claim. On the same date, the court formally dismissed the leave application and ordered Mr. Rich and his companies to pay Morningstar’s costs incurred in opposing the leave.

The parties have discussed settling the claims but have been unable to reach an agreement. In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies, Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000, which at June 30, 2007 approximates U.S. $2,130,000, and, in accordance with SFAS No. 5, Morningstar has a reserve recorded in this amount. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

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

In January 2007, the SEC notified Morningstar Associates that it ended its investigation, with no enforcement action, fines, or penalties.

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

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial condition

12. Recently Issued Accounting Pronouncements

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

Understanding our Company

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants. Many of our products are sold through subscriptions or license agreements. As a result, we typically generate recurring revenue.

We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as our business mix shifts more toward Internet-based platforms and assets under management. We strive to realize this operating leverage by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographic markets.

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

Investment Landscape, Research, and Data

Despite market worries over subprime mortgages and rising interest rates, the U.S. equity markets rose sharply in the second quarter of 2007. Morningstar’s U.S. Market Index, a broad market benchmark, posted a total return of 6.2% for the quarter. Driven by robust market gains, total U.S. mutual fund assets increased to $11.4 trillion as of June 30, 2007 based on data from the Investment Company Institute (ICI), compared with about $9.3 trillion as of June 30, 2006.

Debate about pricing models for securities research continued in the second quarter of 2007. Securities and Exchange Commission (SEC) Chairman Christopher Cox has been more vocal about the issues involved with soft-dollar research payments and has requested that legislators consider significant changes to the rule that allows client commissions to be used to pay for investment research. However, several large brokerage firms have objected to this proposal.

We believe the continuing debate about soft dollars is important because it underscores a longer-term trend toward greater pricing transparency and involves discussion about the cost and value of securities research. In addition, we believe the trend toward unbundled commissions may place additional pressure on budgets for sell-side research, which could lead to further cuts in coverage lists and potential increased demand for independent research.

Also during the quarter, Prudential Securities announced the closing of its research operation. This announcement follows cutbacks by several other sell-side firms over the past couple of years, some of which may create incremental business opportunities for independent research firms such as Morningstar.

Interest in alternative asset classes, such as hedge funds, remained high in the second quarter of 2007. Based on data from Hedge Fund Research, which tracks asset flows into hedge funds, hedge funds had $58 billion in net inflows during the second quarter of 2007, a substantial increase from the $42 billion increase during the second quarter of 2006. We continue to invest in developing our hedge fund database and currently provide data on nearly 8,000 hedge funds and funds of hedge funds, out of an estimated total market size of approximately 20,000 hedge funds.

Assets in exchange-traded funds (ETFs) increased about 45% to reach about $486 billion as of June 2007, compared with $335 billion as of June 2006, based on data from the ICI. ETFs have gained share from mutual funds in some specialized areas of the market thanks to their lower annual costs, particularly in passive investing strategies. To meet greater investor demand for information on ETFs, we have continued to increase analyst coverage in this area and now cover about 160 ETFs.

Individual Investor Market

Supported by generally solid equity markets, the environment for advertising sales has remained strong. A recent Deutsche Bank/MediaPost survey of online advertisers indicated that spending on online advertising increased by 14% in the second quarter of 2007 compared with first-quarter levels.

Based on research from Nielsen/NetRatings, page views to most retail investment Web sites declined in the second quarter of 2007 compared with the second quarter of 2006, but the number of unique users increased. Our experience on Morningstar.com was generally consistent with these trends, although page views to our site increased toward the end of the quarter.

Financial Advisor Market

Merger and acquisition activity continued in the financial advisor segment during the second quarter, with Wachovia announcing plans to acquire AG Edwards. We believe this continuing acquisition trend is being driven by the desire to increase scale and maximize cost efficiencies. As the financial advisory landscape continues to evolve, we believe advisors will continue to demand comprehensive research platforms and integrated portfolio tools.

In May, the SEC announced that it would let stand the U.S. Court of Appeals decision that overturned a previous SEC rule allowing brokerage firms to provide certain investment advice services and receive compensation based on a percentage of client assets without being regulated as investment advisors. Therefore, this rule will no longer be in force after a transition period. We believe this development is notable because of its potential impact on fee-based brokerage accounts, which are brokerage accounts in which the broker provides various services, including investment advice, in exchange for an asset-based fee.

Institutional Market

In June 2007, several SEC commissioners met with the House Financial Services Committee to discuss improving disclosure of fees and returns in 401(k) plans. The Department of Labor has also asked for comments about investment fees and expenses in these plans. We believe these developments are important because they highlight the need for transparency in the retirement market and may increase pressure on fees associated with retirement plans. In addition, the SEC held a roundtable discussion focusing on 12(b)-1 fees, which are fees charged by mutual funds to cover costs related to advertising, marketing, and distribution. Don Phillips, one of our managing directors, participated in this roundtable. We believe the increased scrutiny of 12(b)-1 fees is important because it’s focusing attention on the role of costs in investment returns. We provide extensive information about the costs of mutual funds and other investment vehicles in all of our products, some of which is difficult to find elsewhere.

Consolidation continued in the institutional segment during the second quarter. In May 2007, Thomson Corp., which we have identified as a key competitor, announced plans to acquire Reuters, which also competes with Morningstar through its Lipper division. We’re continuing to evaluate the potential impact of this development on our business.

Non-U.S. Markets

In the United Kingdom, the Financial Services Authority (FSA) is reportedly working on legislation that would allow individual investors greater access to hedge funds. The FSA has also issued comments about the growing role of hedge-fund shareholder activism in that market. We believe the ongoing debate about the role of hedge funds in the financial markets underscores the need for greater transparency in this area, which we’re attempting to provide through our continuing initiatives in hedge fund data and research.

The ongoing takeover battle for ABN-AMRO, which agreed to be acquired by London-based Barclays, has been a continuing topic of interest in the Benelux market. In addition, AXA Netherlands has been taken over by SNS Bank, a smaller locally operating Dutch retail bank. We continue to monitor merger activity in the financial services industry because of its potential impact on specific areas of our business. In some cases, mergers could lead to lost revenue as existing clients consolidate; however, it can also present opportunities for us to provide a broader range of products and services to the combined entity.

Other notable events outside the United States include Telekurs’ announcement that it plans to take over Fininfo (including its subsidiary Europerformance, a local French competitor of Morningstar). In addition, Reuters has announced plans to purchase Feri Fund Market Information, which mainly operates in Europe, and one of its subsidiaries.

Three and Six Months Ended June 30, 2007 vs. Three and Six Months Ended June 30, 2006

Consolidated Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2007	2006	Change		2007	2006	Change
Revenue	$109,685	$76,257	43.8%		$205,132	$146,317	40.2%
Operating income	28,446	17,459	62.9%		52,473	36,657	43.1%
Operating margin	25.9%	22.9%	3.0	pp	25.6%	25.1%	0.5	pp

Stock-based compensation expense	$3,203	$2,079	54.1%		$5,537	$4,013	38.0%

Cash used for investing activities	(10,938)	(4,903)	123.1%		(58,977)	(66,009)	(10.7)%
Cash provided by financing activities	8,991	10,072	(10.7)%		12,697	17,355	(26.8)%

Cash provided by operating activities	$36,112	$29,512	22.4%		$44,496	$39,429	12.9%
Capital expenditures	(3,898)	(1,164)	234.9%		(5,888)	(2,023)	191.1%
Free cash flow	$32,214	$28,348	13.6%		$38,608	$37,406	3.2%

NMF – not meaningful

pp – percentage points

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not a measure of performance set forth under U.S. generally accepted accounting principles (GAAP). Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

Consolidated Revenue

In the second quarter of 2007, we generated revenue of $109.7 million, a $33.4 million increase over the same period last year. Revenue for the six months ended June 30, 2007 was $205.1 million, a $58.8 million increase over the prior-year period. Acquisitions contributed $13.0 million to our consolidated revenue in the second quarter of 2007 and $25.2 million in the six months ended June 30, 2007.

Revenue from acquisitions includes revenue from each acquired business for the periods shown below:

Revenue from Acquisitions
Acquisition	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Ibbotson Associates, Inc.	—	January and February 2007
Aspect Huntley Pty Limited	April through June 2007	January through June 2007
Hedge fund and separate account database division of InvestorForce, Inc.	April through June 2007	January through June 2007
Standard & Poor’s fund data business	April through June 2007	March 16, 2007 through June 30, 2007

While acquisitions helped expand our revenue base in the second quarter and year-to-date periods, we also generated strong organic growth. Organic revenue growth for our consolidated operations, which excludes the impact of acquisitions and foreign currency translations, was $19.8 million, or 26.1%, in the second quarter of 2007, and $32.7 million, or 22.4%, in the first six months of 2007. Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be comparable to similarly titled measures used by other companies.

The table below presents a reconciliation from consolidated revenue to revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2007	2006	Change	2007	2006	Change
Consolidated revenue	$109,685	$76,257	43.8%	$205,132	$146,317	40.2%
Less: acquisitions	(13,002)	—	NMF	(25,156)	—	NMF
Less: impact of foreign currency	(552)	—	NMF	(949)	—	NMF
Revenue excluding acquisitions and the impact of foreign currency translations	$96,131	$76,257	26.1%	$179,027	$146,317	22.4%

While revenue expanded in each of our three business segments, the Institutional segment was the largest contributor, generating more than two-thirds of the revenue change in both the quarter and year-to-date periods. Institutional segment revenue increased $23.3 million, or 67.8%, in the quarter, and $40.0 million, or 61.7% in first six months of the year. Acquisitions contributed $8.9 million and $17.7 million to Institutional segment revenue in the second quarter and year-to-date periods, respectively. Advisor segment revenue increased $5.9 million, or 24.2%, in the second quarter and $10.1 million, or 22.0%, in the first six months of 2007. Acquisitions contributed $1.7 million and $3.1 million to Advisor segment revenue in the second quarter and year-to-date periods, respectively. Individual segment revenue increased $4.8 million, or 24.7%, in the second quarter and $9.7 million, or 25.3%, in the first six months of the year. Acquisitions contributed $2.4 million and $4.4 million of revenue to the Individual segment in the second quarter and year-to-date periods, respectively.

The table below presents our consolidated revenue by segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Individual	$24,169	22.0%	$19,375	25.4%	$48,230	23.5%	$38,503	26.3%
Advisor	30,209	27.5	24,321	31.9	56,186	27.4	46,071	31.5
Institutional	57,554	52.5	34,296	45.0	104,906	51.1	64,868	44.3
Elimination of intersegment revenue	(2,247)	(2.0)	(1,735)	(2.3)	(4,190)	(2.0)	(3,125)	(2.1)
Consolidated revenue	$109,685	100.0%	$76,257	100.0%	$205,132	100.0%	$146,317	100.0%

Excluding revenue from acquisitions, on a product level, Investment Consulting services and Morningstar Advisor Workstation accounted for about 60% of the organic revenue growth in both the quarter and year-to-date periods. Consistent with the past several quarters, significant growth in assets under management with existing clients was the main driver behind the increase in Investment Consulting revenue. Much of our business in this area focuses on asset allocation services that we provide for funds of funds. We continue to add to revenue for Advisor Workstation by signing more license agreements with both new and existing customers. Total licenses for Advisor Workstation in the United States grew by about 29% as of June 30, 2007 compared with June 30, 2006. In both the second quarter and year-to-date periods, the remaining increase in organic revenue on a product level was driven primarily by Licensed Data; Morningstar.com, including Premium Membership service and Internet advertising; Morningstar Direct; and Morningstar Equity Research.

Revenue from international operations increased $13.6 million, or 142.8%, to $23.1 million in the second quarter of 2007. In the year-to-date period, revenue from international operations increased $20.7 million, or 115.7%, to $38.7 million. Acquisitions contributed $10.8 million and $16.0 million, respectively, in the quarter and year-to-date periods, with the majority of this revenue coming from our acquisitions of Standard & Poor’s fund data business and Aspect Huntley. Because of the impact of these acquisitions, non-U.S. revenue increased to 21.1% of consolidated revenue in the second quarter of 2007, compared with 12.5% in the second quarter of 2006. Non-U.S. revenue made up 18.9% of consolidated revenue in the first six months of 2007, compared with 12.3% in the first six months of 2006. Foreign currency translations had a positive impact on international revenue of $0.6 million in the quarter and $0.9 million in the year-to-date period. Excluding the impact of acquisitions and foreign currency translations, revenue growth in our non-U.S. operations was approximately 23.4% and 21.5%, respectively, in the quarter and year-to-date periods. International revenue excluding acquisitions and the impact of foreign currency translations is a non-GAAP financial measure. The definition we use may not be comparable to similarly titled measures used by other companies.

The table below presents a reconciliation from our international revenue to international revenue excluding acquisitions and the impact of foreign currency translations:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2007	2006	Change	2007	2006	Change
International revenue	$23,147	$9,533	142.8%	$38,733	$17,955	115.7%
Less: acquisitions	(10,828)	—	NMF	(15,975)	—	NMF
Less: impact of foreign currency	(552)	—	NMF	(949)	—	NMF
Revenue excluding acquisitions and the impact of foreign currency translations	$11,767	$9,533	23.4%	$21,809	$17,955	21.5%

Consolidated Operating Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Operating expense	$81,239	$58,798	38.2%		$152,659	$109,660	39.2%
% of revenue	74.1%	77.1%	(3.0	)pp	74.4%	74.9%	(0.5	)pp

In the second quarter of 2007, operating expense increased $22.4 million; in the first six months of 2007, operating expense increased $43.0 million. Because of the timing of acquisitions made during the past 12 months, we had additional expenses in the second quarter of 2007 that did not exist in the same period in 2006. More than half of the growth in operating expense came from higher compensation-related costs. Compensation-related expense, excluding bonuses, rose $8.6 million in the quarter and $16.1 million year-to-date, with the majority of the increase coming from acquired businesses. Bonus expense recorded in the second quarter and first six months of 2007 increased increased $3.8 million in the quarter and $6.7 million year-to-date because of the second-quarter impact of updated internal estimates for full-year 2007 performance versus 2006 and incremental bonus expense from acquisitions. Another major contributor to the higher operating expense was an increase in general and administrative expense, primarily in the second quarter of 2007 related to temporary transition costs associated with the newly acquired Standard & Poor’s operations, primarily in Europe. Amortization of intangible assets related to acquisitions, which contributed $1.5 million to the operating expense increase in the quarter and $3.4 million year-to-date.

Worldwide headcount grew to approximately 1,620 employees as of June 30, 2007, compared with 1,270 as of June 30, 2006. This growth primarily reflects employees from acquisitions and continued hiring in the company’s development center in China.

Cost of Goods Sold

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Cost of goods sold	$29,020	$22,052	31.6%		$54,875	$40,725	34.7%
% of revenue	26.5%	28.9%	(2.4	)pp	26.8%	27.8%	(1.0	)pp
Gross profit	$80,665	$54,205	48.8%		$150,257	$105,592	42.3%
Gross margin	73.5%	71.1%	2.4	pp	73.2%	72.2%	1.0	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of the total in both the quarter and year-to-date periods. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce the products and services we deliver to our customers. Cost of goods sold rose $7.0 million in the second quarter of 2007 and $14.2 million in the first six months of 2007. More than half of the growth was due to higher compensation expense, including incentive compensation, driven mainly by expanded headcount. The growth in headcount was primarily from acquisitions. Acquisitions also contributed to the step-up in other operating expense in this category, primarily from our operations outside the United States.

In the quarter and year-to-date periods, we recorded $0.3 million and $1.6 million, respectively, of outsourced product implementation expense associated with the Advice by Ibbotson service, compared with $1.1 million and $1.2 million in the same periods in 2006. We record these expenses as they are incurred; however, recognition of the associated revenue does not begin until client testing is complete.

Our gross margin in the second quarter of 2007 expanded to 73.5%, compared with 71.1% in the second quarter of 2006. In the year-to-date period, gross margin improved to 73.2%, compared with 72.2% in the same period last year.

Development Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Development expense	$9,134	$7,306	25.0%		$17,189	$13,397	28.3%
% of revenue	8.3%	9.6%	(1.3	)pp	8.4%	9.2%	(0.8	)pp

Development expense rose $1.8 million in the second quarter of 2007 and $3.8 million in the first six months of 2007. This growth was mainly driven by higher compensation expense, including incentive compensation, and incremental costs added by acquisitions. As a percentage of revenue, development expense dropped slightly in both the second quarter and year-to-date periods compared with the same periods last year.

Sales and Marketing Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Sales and marketing expense	$16,471	$11,880	38.6%		$33,200	$23,540	41.0%
% of revenue	15.0%	15.6%	(0.6	)pp	16.2%	16.1%	0.1	pp

Sales and marketing expense increased $4.6 million in the second quarter of 2007 and $9.7 million in the first six months of the year. Incremental costs added by acquisitions contributed to the growth in this category because of additional headcount and because we’re selling a broader range of products and services. The additional costs include $3.1 million and $6.3 million, respectively, in the quarter and year-to-date periods of added compensation expense from bonuses, sales commissions, and the impact of additional headcount from acquisitions. In the first quarter of 2007, we significantly expanded our direct mail campaigns to promote annual publications such as the Morningstar Stocks 500, Morningstar Funds 500, and Morningstar ETFs 150 and the Stocks, Bonds, Bills, and Inflation

Yearbook, which are published in the first quarter. These direct mail campaigns were a major contributor to growth in marketing expense in the six-month period.

As a percentage of revenue, sales and marketing expense during the quarter decreased slightly compared with the prior-year period; year to date, sales and marketing expense as a percentage of revenue was approximately the same as in the prior-year period.

General and Administrative Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
General and administrative expense	$21,128	$13,793	53.2%		$37,214	$25,825	44.1%
% of revenue	19.3%	18.1%	1.2	pp	18.1%	17.7%	0.4	pp

General and administrative expense increased $7.3 million in the second quarter of 2007 and $11.4 million in the first six months of 2007. More than 40% of the growth in this expense was driven by higher compensation expense, including bonus expense. Bonus expense increased because of the second-quarter impact of updated internal estimates for full-year 2007 performance versus 2006 and incremental bonus expense from acquisitions. Other compensation expense also increased, largely because of headcount expansions from acquisitions. Other general and administrative expenses also increased in both periods mainly because of temporary transition costs associated with the newly acquired Standard & Poor’s operations, primarily in Europe.

General and administrative expense increased more as a percentage of revenue in the second quarter than in the year-to-date period because the second quarter was the first full quarter to include the acquisition of Standard & Poor’s fund data business.

Depreciation and Amortization Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Depreciation and amortization expense	$5,486	$3,767	45.6%		$10,181	$6,173	64.9%
% of revenue	5.0%	4.9%	0.1	pp	5.0%	4.2%	0.8	pp

Depreciation and amortization expense rose $1.7 million in the second quarter and $4.0 million in the first six months of 2007 compared with the same periods last year. These increases were almost entirely driven by higher amortization expense from intangible assets related to acquisitions. We expect amortization expense of intangible assets to total approximately $12.5 million in 2007. The amount of amortization expense related to intangible assets may change as we continue to finalize the purchase price allocation related to recent acquisitions.

Stock-Based Compensation Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Stock-based compensation expense	$3,203	$2,079	54.1%		$5,537	$4,013	38.0%
% of revenue	2.9%	2.7%	0.2	pp	2.7%	2.7%	—

Stock-based compensation expense expanded $1.1 million in the second quarter and $1.5 million in the first six months of 2007. In accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, we record stock-based compensation expense only for those awards which ultimately vest, and as a result, our stock-based compensation expense reflects an estimate of an expected forfeiture rate. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect only those awards that ultimately vested. As a result, we recorded $0.7 million of additional stock-based compensation expense in the second quarter of 2007. We also reduced our estimate of the forfeiture rate that will be applied to awards not yet vested, and we expect to record a greater amount of stock-based compensation expense going forward than we previously estimated.

In 2007, we expect to record total stock-based compensation expense of approximately $11.0 million for all employee stock options and restricted stock units outstanding as of June 30, 2007. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Bonus expense	$13,076	$9,323	40.3%		$23,082	$16,355	41.1%
% of revenue	11.9%	12.2%	(0.3	)pp	11.3%	11.2%	0.1	pp

Bonus expense recorded in the second quarter and first six months of 2007 rose $3.8 million and $6.7 million, respectively, reflecting the second-quarter impact of updated internal estimates for full-year performance versus 2006 and incremental bonus expense from acquisitions. We expect that incremental bonus expense from acquisitions will be an ongoing cost. Other increases in bonus expense may or may not recur, depending on our financial performance. A majority of our bonus pool is based on our operating income growth. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended June 30				Six Months Ended June 30
($000)	2007	2006	Change		2007	2006	Change
Operating income	$28,446	$17,459	62.9%		$52,473	$36,657	43.1%
% of revenue	25.9%	22.9%	3.0	pp	25.6%	25.1%	0.5	pp

Consolidated operating income increased $10.9 million in the second quarter of 2007 and $15.8 million in the first six months of 2007. For both periods, the revenue increases exceeded the increase in operating expenses, but to a greater extent in the second quarter.

Because several of the businesses we recently acquired have lower operating margins than our core operations, acquisitions have partially offset long-term growth in our operating margin. However, we believe the margins of the acquired operations will improve over time as we integrate these new businesses into our core operations.

Consolidated Free Cash Flow

We generated positive free cash flow in both the 2007 second quarter and year-to-date period. The free cash flow of $32.2 million in the second quarter of 2007 reflects cash provided by operating activities of $36.1 million and capital expenditures of $3.9 million. The free cash flow generated in the second quarter made up the majority of the $38.6 million in free cash flow generated in the first six months of 2007. Our cash flow from operations is typically stronger in the second quarter compared with the first quarter because we pay annual bonuses early in the year.

Because growth in cash from operations more than offset increases in capital expenditures, free cash flow increased for both the quarter and the year-to-date periods. Free cash flow increased $3.9 million in the second quarter of 2007 compared with the second quarter of 2006, mainly reflecting a $6.6 million increase in cash flow provided by operating activities which was partially offset by a $2.7 million increase in capital expenditures. The increase in the 2007 second quarter free cash flow more than offset the $2.7 million decline in the 2007 first quarter’s free cash flow.

Cash flow provided by operating activities increased $6.6 million in the second quarter of 2007 and $5.1 million year to date. Cash flow from operations in both periods benefited from the positive impact of our net income (adjusted for non-cash items) and increases in accounts payable and other accrued expenses. Strong cash collections in the 2007 second quarter also contributed to the growth in second quarter cash flow from operations. Significantly higher income tax payments in both the second quarter and year-to-date periods partially offset these positive cash flow items. In 2006, our cash flow from operations reflected a $13.0 million cash tax benefit we received from the Ibbotson acquisition, which resulted in lower tax payments. Because this was a one-time benefit in 2006, our income tax payments increased in 2007.

In the second quarter and the first six months of 2007, capital expenditures primarily consisted of computer hardware to keep our operations up and running in the event of a disaster, design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations, and leasehold improvements for our new office space in Canada, Europe, and Australia. In the comparable prior-year periods, capital expenditures were primarily for leasehold improvements to our office space in London, computer hardware and software, and capitalized internal product development costs.

To provide investors with additional insight into our financial results, we provide a comparison between the change in net income with the change in cash from operations. In the second quarter of 2007, the increase in cash provided by operating activities of $6.6 million mirrored the $7.1 million increase in net income. Although cash paid for income taxes in the second quarter of 2007 increased $13.8 million compared with the same quarter in 2006, this cash disbursement was largely offset by the benefit of strong cash collections, which reduced accounts receivable levels compared with March 31, 2007, and by the cash flow benefit generated by increases in accrued compensation and accrued income taxes. In the year-to-date period, however, the increase in cash provided by operating activities of $5.1 million was less than the $9.5 million increase in net income. The year-to-date period includes the impact of our annual bonus payments, which typically occur in the first quarter. Bonus payments in the first six months of 2007 increased $12.8 million compared with the first half of 2006.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2007	2006	Change	2007	2006	Change
Net income	$18,273	$11,165	$7,108	$34,059	$24,604	$9,455
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	2,275	1,936	339	5,968	2,213	3,755
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(35,269)	(22,426)	(12,843)
Cash paid for income taxes	(14,110)	(326)	(13,784)	(16,253)	(2,214)	(14,039)
Accounts receivable	2,126	(1,872)	3,998	(5,456)	(2,758)	(2,698)
Deferred revenue	2,368	2,600	(232)	13,389	8,425	4,964
Income taxes payable	12,856	7,526	5,330	23,456	15,681	7,775
Accrued compensation	13,402	7,016	6,386	22,378	15,252	7,126
Accounts payable and accrued liabilities	966	2,174	(1,208)	3,228	(245)	3,473
All other	(2,044)	(707)	(1,337)	(1,004)	897	(1,901)
Cash provided by operating activities	$36,112	$29,512	$6,600	$44,496	$39,429	$5,067

Segment Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2007	2006	Change		2007	2006	Change
Revenue
Individual	$24,169	$19,375	24.7%		$48,230	$38,503	25.3%
Advisor	30,209	24,321	24.2%		56,186	46,071	22.0%
Institutional	57,554	34,296	67.8%		104,906	64,868	61.7%
Eliminations	(2,247)	(1,735)	29.5%		(4,190)	(3,125)	34.1%
Consolidated revenue	$109,685	$76,257	43.8%		$205,132	$146,317	40.2%

Operating income (loss)
Individual	$6,465	$6,222	3.9%		$11,793	$11,784	0.1%
Advisor	8,024	6,395	25.5%		14,890	12,477	19.3%
Institutional	17,868	7,318	144.2%		32,791	16,013	104.8%
Corporate items and eliminations	(3,911)	(2,476)	58.0%		(7,001)	(3,617)	93.6%
Consolidated operating income	$28,446	$17,459	62.9%		$52,473	$36,657	43.1%

Operating margin
Individual	26.7%	32.1%	(5.4	)pp	24.5%	30.6%	(6.1	)pp
Advisor	26.6%	26.3%	0.3	pp	26.5%	27.1%	(0.6	)pp
Institutional	31.0%	21.3%	9.7	pp	31.3%	24.7%	6.6	pp
Consolidated operating margin	25.9%	22.9%	3.0	pp	25.6%	25.1%	0.5	pp

Individual Segment

Our Individual segment provides products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. In the second quarter of 2007, we retained all six of our contracts for independent equity research associated with the Global Analyst Research Settlement. Most of these contracts, which typically come up for renewal in the second quarter, cover the fourth year of the five-year settlement period.

We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 100, and the Stocks, Bonds, Bills, and Inflation Yearbook. We acquired Aspect Huntley in July 2006 and this segment also includes several newsletters and other publications for investors in Australia. In the first six months of 2007 and 2006, this segment represented, before intersegment eliminations, 23.5% and 26.3%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$24,169	$19,375	24.7%		$48,230	$38,503	25.3%
Operating income	$6,465	$6,222	3.9%		$11,793	$11,784	0.1%
Operating margin (%)	26.7%	32.1%	(5.4	)pp	24.5%	30.6%	(6.1	)pp

In the second quarter of 2007, revenue for the Individual segment increased $4.8 million compared with the same period in 2006. In the first half of 2007, revenue for the Individual segment increased $9.7 million compared with the first half of 2006. Acquisitions contributed $2.4 million of revenue in the second quarter and $4.4 million of revenue in the first six months of 2007, primarily from the Aspect Huntley acquisition. In terms of percentage growth, acquisitions contributed approximately half of the quarter and year to date percentage point increase.

Excluding acquisitions, approximately 70% of the segment’s organic revenue increase in both periods reflects growth in Morningstar.com Premium Membership and Internet advertising sales. Subscriptions for Morningstar.com Premium service increased to 173,974 as of June 30, 2007, compared with 160,100 as of June 30, 2006. In addition, in January 2007, we moderately increased subscription prices for Premium service. As a result, revenue growth outpaced growth in the number of subscriptions.

Operating expense increased $4.6 million, or 34.6%, in the second quarter compared with the second quarter of 2006, and in the year-to-date period, operating expense increased $9.7 million, or 36.4%, compared with the same period in 2006. The Aspect Huntley acquisition and increases in compensation-related expense, including incentive compensation, generated most of the increase in operating expense in both the quarter and year to date periods. Our equity analyst team, whose compensation costs are included in cost of goods sold, grew to 113 as of June 30, 2007, compared with 90 as of June 30, 2006.

In the second quarter of 2007, operating income for the Individual segment increased $0.3 million compared with the second quarter of 2006 and therefore offset the decline in operating income which occurred in the first quarter of 2007. As a result, for the first six months of 2007, Individual segment operating income was unchanged from the first six months of 2006. The Individual segment’s operating margin decreased by 5.4 percentage points in the second quarter compared with the same quarter in 2006. The margin decline reflects the combination of the lower margin associated with the Aspect Huntley operations included in this segment in 2007 as well as higher compensation-related expenses as a percentage of revenue. For the first six months of 2007, the segment’s margin was 6.1 percentage points lower compared with 2006. An increase in marketing expense as a percentage of revenue, reflecting our significantly expanded direct mail campaigns in the first quarter of 2007, also contributed to the year-to-date margin decline.

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

Following our acquisition of Ibbotson, we also offer a series of NASD-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts, as well as data and graphs that financial advisors can license to use in published materials. Following our acquisition of Aspect Huntley, this segment also includes investment conferences and software for financial planners and other market participants in Australia. In the first six months of 2007 and 2006, this segment represented, before intersegment eliminations, 27.4% and 31.5%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$30,209	$24,321	24.2%		$56,186	$46,071	22.0%
Operating income	$8,024	$6,395	25.5%		$14,890	$12,477	19.3%
Operating margin (%)	26.6%	26.3%	0.3	pp	26.5%	27.1%	(0.6	)pp

In the second quarter of 2007, revenue for the Advisor segment increased $5.9 million compared with the second quarter of 2006, and revenue in the first six months of 2007 increased $10.1 million from the prior-year period. Acquisitions contributed $1.7 million of revenue in the second quarter and $3.1 million of revenue in the first six months of 2007. In terms of percentage growth, acquisitions contributed approximately 7 percentage points of the quarter and the year-to-date revenue growth rates.

Morningstar Advisor Workstation drove the majority of the revenue growth in both periods. We continue to see strong expansion in licenses of the Enterprise Edition of Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 163,813 as of June 30, 2007, compared with 127,057 as of June 30, 2006. A majority of the license growth came from institutions that license a portion of Advisor Workstation, instead of the entire platform. Morningstar Managed Portfolios also contributed to revenue growth in the segment in both the quarter and year-to-date periods, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $2.1 billion as of June 30, 2007, compared with $1.5 billion as of June 30, 2006. The Financial Communications business, which includes advisor presentation materials (acquired from Ibbotson), the annual Morningstar Investment Conference held in the second quarter, as well as the newly launched Morningstar Advisor magazine, also made a contribution to revenue growth. Principia revenue was essentially unchanged in the second quarter and declined slightly in the year-to-date period. The number of subscriptions for Principia increased to 49,486 as of June 30, 2007, compared with 48,542 as of June 30, 2006. We introduced two new Principia modules in March 2007, Presentations & Education and Asset Allocation, which contributed to the increase in the number of subscriptions.

Operating expense increased $4.3 million, or 23.8%, in the second quarter compared with the prior-year period, and in the year-to-date period, operating expense increased $7.7 million, or 22.9%, compared with the same period in 2006. Acquisitions accounted for a portion of the increase in operating expense in both the quarter and year-to-date periods; higher compensation expense and incentive compensation also contributed to the increase.

The growth in revenue in both the quarter and the year-to-date periods exceeded the increase in operating expenses. In the second quarter of 2007, operating income for the Advisor segment rose $1.6 million compared with the prior-year quarter, and increased $2.4 million in the first six months of 2007 compared with the same period last year. Operating margin in the second quarter improved by 0.3 percentage points quarter-to-date and therefore mitigated the slight margin decline experienced in the first quarter. The 2007 year-to-date margin declined by 0.6 percentage points compared with the same period last year.

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

With the addition of Aspect Huntley in July 2006, this segment also includes financial information as well as other data feeds on Australian stocks that we sell to stock brokers, information providers, and financial Web sites. The Institutional segment also includes the hedge fund and separate account database division we acquired from InvestorForce in August 2006 and the majority of the revenue derived from the acquisition of Standard & Poor’s mutual fund data business. Key products acquired from Standard & Poor’s include the Workstation fund performance and analysis system and data feeds covering more than 135,000 funds in 30 countries.

In the first six months of 2007 and 2006, this segment represented (before intersegment eliminations), 51.1% and 44.3%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$57,554	$34,296	67.8%		$104,906	$64,868	61.7%
Operating income	$17,868	$7,318	144.2%		$32,791	$16,013	104.8%
Operating margin (%)	31.0%	21.3%	9.7	pp	31.3%	24.7%	6.6	pp

In the second quarter of 2007, revenue for the Institutional segment increased $23.3 million compared with the second quarter of 2006; year-to-date revenue increased $40.0 million from the same period in 2006. Revenue from acquisitions contributed a significant portion of this revenue increase and accounted for $8.9 million and $17.7 million in the second quarter and year-to-date periods, respectively. Revenue from acquisitions in the second quarter of 2007 includes revenue from the Standard & Poor’s fund data business, Aspect Huntley, and InvestorForce acquisitions. In the 2007 year-to-date period, revenue from acquisitions also includes revenue related to the Ibbotson acquisition. In terms of percentage growth, acquisitions contributed 26 percentage points of the quarter’s 68% revenue increase; year-to-date, acquisitions contributed 27 percentage points of the 62% year-to-date revenue growth.

Excluding revenue from acquisitions, on a product level, Investment Consulting drove approximately 60% of the segment’s organic revenue increase in the second quarter mainly because of continued strong growth in assets under advisement. Licensed Data and Morningstar Direct also contributed to the increase in segment revenue but to a lesser degree. These three products were also the primary contributors to the year-to-date revenue increase excluding acquisitions.

Morningstar provided advisory services on approximately $81.5 billion in assets as of June 30, 2007 (including $49.8 billion for Morningstar Associates and $31.7 billion for Ibbotson Associates). As of June 30, 2006, we provided advisory services on approximately $41.0 billion in assets (including $31.1 billion for Morningstar Associates and $9.9 billion for Ibbotson Associates).

The number of licenses for Morningstar Direct totaled 1,684 as of June 30, 2007, compared with 1,170 as of June 30, 2006.

As of June 30, 2007, approximately 8.9 million retirement plan participants had access to the advice and guidance services offered through Morningstar Retirement Manager, through approximately 71,000 plan sponsors and 23 plan providers. Approximately 6.0 million plan participants had access to Advice by Ibbotson through approximately 59,000 plan sponsors and 9 plan providers as of the same date. We had $11.6 billion in assets under management in managed retirement accounts (including $10.7 billion for Advice by Ibbotson and $0.9 billion for Morningstar Retirement Manager) as of June 30, 2007, compared with $6.1 billion (including $5.7 billion for Advice by Ibbotson and $0.4 billion for Morningstar Retirement Manager) as of June 30, 2006.

Operating expense increased $12.7 million, or 47.1%, in the second quarter compared with the prior-year quarter, and in the year-to-date period, operating expense increased $23.3 million, or 47.6%, compared with the same period in 2006. Operating expense associated with acquired businesses contributed a significant portion of the operating expense increase in both the quarter and year-to-date periods. These additional expenses are included across all cost categories and include compensation and related expenses for employees from the acquired entities, additional incentive compensation expense, and overhead. Despite the growth in operating expense, operating income for the Institutional segment increased $10.6 million compared with the prior-year quarter and $16.8 million in the year-to-date period.

Operating margin in the second quarter improved by 9.7 percentage points over the prior-year quarter; in the year-to-date period the segment’s operating margin increased by 6.6 percentage points. The margin increases were largely driven by continued growth in higher-margin services, such as Investment Consulting, but were partially offset by the impact of lower operating margins of recently acquired businesses.

Corporate and Eliminations

Corporate items and eliminations include amortization expense related to intangible assets, primarily recorded as part of acquisition-related purchase price allocations. In addition, this category includes capitalized internal product development costs (which results in a reduction of expense) and related amortization expense. The following table shows the components of corporate and eliminations expense that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics($000)	2007	2006	Change	2007	2006	Change
Depreciation and amortization	$3,817	$2,470	54.5%	$6,917	$3,799	82.1%
Other	94	6	NMF	84	(182)	NMF
Corporate items and eliminations	$3,911	$2,476	58.0%	$7,001	$3,617	93.6%

In both the second quarter and first six months of 2007, corporate items and eliminations increased primarily because of additional amortization expense related to intangible assets from acquisitions. Amortization of intangible assets increased $1.5 million in the second quarter and $3.4 million year-to-date compared with the prior-year periods. In 2006 and 2007, we made four key acquisitions. As part of these acquisitions, we assigned $109.5 million to intangible assets other than goodwill. We amortize these intangible assets over their estimated life, ranging from five to 20 years. Some of the purchase price allocations are preliminary and therefore the values assigned to intangible assets are subject to further revisions. As a result, the amount of amortization expense related to intangible assets may change in future periods. The increase in amortization expense was offset to a small extent in both periods by a decrease in depreciation and amortization related to capitalized internal development costs.

Non-Operating Income and Income Tax Expense

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2007	2006	2007	2006
Interest income, net	$1,437	$858	$3,186	$1,917
Other expense, net	(69)	(186)	(305)	(312)
Non-operating income, net	$1,368	$672	$2,881	$1,605

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.5 million and $1.3 million in the second quarter and first six months of 2007, respectively, compared with the same periods in 2006. The increase in net interest income primarily reflects higher levels of cash, cash equivalents, and investments in the first half of 2007 compared with the first half of 2006, and higher returns on these invested balances.

Other expense, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from Morningstar Japan K.K.

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

Consolidated Financial Statements for further discussion concerning the adoption of FIN 48.

The following table presents our effective income tax expense rate:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2007	2006	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$29,814	$18,131	$55,354	$38,262
Equity in net income of unconsolidated entities	455	658	992	1,305
Total	$30,269	$18,789	$56,346	$39,567
Income tax expense	$11,996	$7,624	$22,287	$15,222
Effective income tax expense rate	39.6%	40.6%	39.6%	38.5%

In the second quarter of 2007, our effective income tax expense rate decreased 1.0 percentage point compared with the prior-year period because our effective tax rate in the second quarter of 2006 included additional income tax expense related to certain operations outside of the United States, partially offset by the tax benefit from disqualifying dispositions. The reduction in our effective tax rate in the second quarter of 207 relative to the prior-year period was mitigated, though, by the impact of additional U.S. state income tax expense which we are recording in 2007.

For the year-to-date period in 2007, our effective income tax expense rate increased 1.1 percentage points compared with 2006. Because we had fewer disqualifying dispositions of incentive stock options in the first half of 2007 compared with the same period in 2006, the associated tax benefit also declined. This factor drove the majority of the increase in our 2007 effective tax rate. In the first half of 2007, our effective tax rate also includes the impact of additional U.S. state income tax expense. In the first half of 2006, we recorded additional income tax expense related to certain operations outside of the United States. These two factors had approximately the same impact on our effective income tax rate in the respective periods.

In both 2007 and 2006, our effective income tax expense rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. In the year the non-U.S. entity records a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. The foreign net operating losses may become deductible in certain international tax jurisdictions to the extent these international operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and for funding future growth.

Cash and Cash Equivalents

As of June 30, 2007, we had cash, cash equivalents, and investments of $160.8 million, an increase of $39.0 million compared with $121.8 million as of March 31, 2007. In March 2007, we paid $52.0 million to acquire the Standard & Poor’s mutual fund data business (reflecting an initial purchase price of $55.0 million, subject to post-closing adjustments, less cash acquired of $3.0 million). In addition, we made $35.3 million of annual bonus payments in the first quarter of 2007. After making these two disbursements, we were able to generate cash to bring the total of cash and investments to within $3.0 million of the total cash and investments we had at the beginning of the 2007. At December 31, 2006, we had cash and investments of $163.8 million.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In the first six months of 2007, cash provided by operating activities was $44.5 million, an increase of $5.1 million, compared with $39.4 million in the first six months of 2006. Although our net income (adjusted for non-cash items) increased by $13.2 million in the first six months of 2007, changes in our net operating assets and liabilities reduced this cash flow benefit. We paid $12.8 million more in bonuses in the first six months of 2007 compared with the comparable period of 2006. In addition, in the first half of 2007 we paid $14.0 million more in income taxes compared with 2006. In 2006, our cash flow from operations reflected lower tax payments as a result of the $13.0 million cash tax benefit we received from the Ibbotson acquisition. Because this was a one-time benefit in 2006, our income tax payments increased in 2007. These cash outflows were partially offset by the positive cash flow impacts associated with increases in accounts payable and accrued expenses, accrued compensation expense, and deferred revenue. We typically invoice clients and collect cash in advance of providing our services. As a result, increases in deferred revenue correspond to a cash flow benefit.

Cash Used for Investing Activities

Cash used in investing activities arises primarily from three areas: net purchases of investments, acquisitions, and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first six months of 2007, cash used for investing activities was $59.0 million, compared with $66.0 million in the first six months of 2006.

In the first six months of 2007, proceeds from sales of investments exceeded purchases of investments by $2.0 million. In the first quarter of 2007, we had net sales of investments of $6.1 million in order to have sufficient cash balances available for our acquisition of Standard & Poor’s fund data business. This was offset during the second quarter of 2007 because we had net purchases of investments using cash considered excess to our immediate operating needs. In the first six months of 2006, proceeds from the sale of investments exceeded purchases of investments by $22.7 million in order to have sufficient cash balances available for our acquisitions of Ibbotson and Aspect Huntley. As of June 30, 2007 and December 31, 2006, we had investments, consisting primarily of fixed-income securities, of $65.8 million and $67.6 million, respectively.

Cash used for acquisitions, net of cash acquired, was $55.1 million in the first six months of 2007 and $86.4 million in the first six months of 2006. In March 2007, we paid $52.0 million to acquire the Standard & Poor’s mutual fund data business (reflecting a purchase price of $55.0 million, subject to post-closing adjustments, less cash acquired of $3.0 million). Cash used for acquisitions also includes transaction costs directly related to the acquisition. In addition, in April 2007, we purchased the remaining 2% share ownership in Morningstar Europe NV for $1.0 million. Cash used for acquisitions in the first half of 2006 of $86.4 million represents the cash paid related to the Ibbotson acquisition.

Capital expenditures were $5.9 million in the first six months of 2007, compared with $2.0 million in the prior-year period. Our capital expenditures primarily consisted of computer hardware to keep our operations up and running in the event of a disaster, design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations, and leasehold improvements for our new office space for our operations in Canada, Europe, and Australia. We anticipate that our capital expenditures in 2007 will be approximately $12 million primarily for leasehold improvements for our new office space in Canada, Australia, and Europe; computer equipment; and design and architectural fees related to the planned office space for our new corporate headquarters and U.S. operations. We anticipate that in 2008, our capital expenditures will be significantly higher than in previous years primarily because of the build-out of our new corporate headquarters in Chicago.

Cash Provided by Financing Activities

Cash provided by financing activities was $12.7 million in the first six months of 2007 compared with $17.4 million in the first six months of 2006. The decrease from the prior-year period primarily reflects lower proceeds from stock option exercises. In the first six months of 2007, employees exercised approximately 746,000 stock options, compared with approximately 992,000 options exercised in the prior-year period.

Acquisitions

Acquisition of the minority ownership of Morningstar Europe NV

Morningstar Europe NV is the holding company for Morningstar’s European subsidiaries. Morningstar, Inc., the U.S. parent company, owned 98% of the shares of Morningstar Europe NV. Stadsporten Citygate AB (Citygate) owed the remaining 2% of the shares. In April 2007, Morningstar acquired the remaining 2% share ownership from Citygate for $1.0 million in cash.

Standard & Poor’s mutual fund data business

In March 2007 we acquired Standard & Poor’s mutual fund data business for $55.0 million in cash, subject to post-closing adjustments. Standard & Poor’s fund data business consists of data and products covering more than 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. The acquisition complements one of our key growth strategies, which is to expand our brand, presence, and products for investors, advisors, and institutions around the globe. Approximately 80% of Standard & Poor’s fund data business is outside the United States. The acquisition gives us a much stronger presence outside the United States, particularly in Europe. In addition, the acquisition significantly expands our client base and media partnerships in Europe and Asia. More than 1,100 institutions around the world used Standard & Poor’s fund data products, and we expect to extend our reach to about 10,000 new advisors outside the United States. We began including the results of this acquisition in our Unaudited Condensed Consolidated Financial Statements on March 16, 2007.

Institutional Hedge Fund and Separate Account Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.1 million in cash, including transaction-related costs. This acquisition included the Altvest database, one of the largest databases covering hedge funds, managers, and data, as well as InvestorForce’s extensive institutional separate account database. It also included several online software applications for manager search, research, and reporting. We began including the results of the hedge fund and separate account database division of InvestorForce’s operations in our Unaudited Condensed Consolidated Financial Statements on August 1, 2006. This acquisition allowed us to strengthen and expand our proprietary investment data.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for Australian $30 million in cash (of which Australian $2.0 million was paid in July 2007) subject to post-closing and working capital adjustments. In 2006, the cash paid for Aspect Huntley, including transaction related costs, was U.S. $20.9 million (net of $0.9 million of cash acquired). We began including the results of Aspect Huntley’s operations in our Unaudited Condensed Consolidated Financial Statements on July 25, 2006. This acquisition fits with our growth strategy to expand our products and services outside the United States. This acquisition allowed us to combine Morningstar’s expertise in fund research and information with Aspect Huntley’s equity research, information, and financial media expertise in Australia.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $83.0 million in cash, plus an additional $3.5 million for working capital and other items. We began including the results of Ibbotson’s operations in our Unaudited Condensed Consolidated Financial Statements on March 1, 2006. This acquisition complemented our growth strategies in several key areas, including investment consulting, managed retirement accounts, and institutional and advisor software.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of August 1, 2007:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through August 1, 2007	Projected Beneficial Ownership(1)
Joe Mansueto Chairman and Chief Executive Officer	03/21/07	12/31/07	1,180,000	Shares to be sold ratably over the course of the plan	457,907	28,109,700
Chris Boruff President, Advisor Business	03/21/07	11/15/07	16,666	Up to 3,333 shares in any rolling 14-day period	10,000	140,570
Bevin Desmond President, International Business	03/21/07	12/31/07	31,300	Shares to be sold under the plan if the stock reaches specified prices	3,900	121,000
Cheryl Francis Director	03/21/07	12/31/07	20,000	Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price	14,231	52,824

Steve Kaplan Director	06/22/07	11/30/07	31,999	Monthly increments of up to 8,000 shares beginning August 15, 2007	—	64,001
Elizabeth Kirscher President, Data Services Business	03/21/07	04/20/08	100,000	Up to 15,000 shares in any rolling 30-day period	—	90,665
Jack Noonan Director	08/22/06	12/10/07	60,000	Monthly increments of up to 4,000 shares	40,000	80,824
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310	Semimonthly increments of up to 15,000 shares through August 2007 and weekly increments of up to 17,500 shares from September 2007 through November 2008	280,000	505,052
John Rekenthaler Vice President, Research and New Product Development	03/22/07	09/21/07	40,000	Weekly increments of up to 2,000 shares	21,004	266,541
Paul Sturm Director	03/21/07	04/30/08	120,000	Biweekly increments of up to 5,000 shares	40,000	240,824

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2007, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2007 and restricted stock units that will vest by August 29, 2007.  The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2007.  Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. As of June 30, 2007, our investments, consisting primarily of fixed-income securities, were $65.8 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.4 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 4.            Submission of Matters to a Vote of Security Holders

Morningstar held its Annual Shareholders’ Meeting on May 22, 2007, for the purpose of electing directors and ratifying the appointment of Ernst & Young LLP (Ernst & Young) as Morningstar’s independent registered public accounting firm for 2007. Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
Joe Mansueto	41,853,337	93,451
Don Phillips	41,923,742	23,046
Cheryl Francis	41,916,680	30,108
Steve Kaplan	41,922,455	24,333
Jack Noonan	41,916,305	30,483
Frank Ptak	41,924,218	22,570
Paul Sturm	41,916,356	30,432

The appointment of Ernst & Young as Morningstar’s independent registered public accounting firm for 2007 was ratified. Of the total votes cast, 41,920,787 were cast for the proposal, 13,591 votes were cast against the proposal, and there were 12,410 abstentions and no broker non-votes.

Item 6.            Exhibits

(a) Exhibits

Exhibit No	Description of Exhibit

10.1	Morningstar Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: August 8, 2007	By:	/s/ Martha Dustin Boudos
Martha Dustin Boudos
Chief Financial Officer