Form 10-Q
period 2007-09-30
Morningstar, Inc.
filed 2007-11-07
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 2, 2007, there were 44,015,196 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)	2007	2006	2007	2006

Revenue	$111,859	$81,821	$316,991	$228,138

Operating expense (1):
Cost of goods sold	28,674	22,389	83,549	63,114
Development	9,010	7,876	26,199	21,273
Sales and marketing	17,132	12,971	50,332	36,511
General and administrative	19,936	13,781	57,150	39,606
Depreciation and amortization	5,662	4,267	15,843	10,440
Total operating expense	80,414	61,284	233,073	170,944

Operating income	31,445	20,537	83,918	57,194

Non-operating income (expense):
Interest income, net	1,812	1,169	4,998	3,086
Other income (expense), net	408	(31)	103	(343)
Non-operating income, net	2,220	1,138	5,101	2,743

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	33,665	21,675	89,019	59,937

Income tax expense	14,229	9,228	36,516	24,450

Equity in net income of unconsolidated entities	417	1,100	1,409	2,405

Income before cumulative effect of accounting change	19,853	13,547	53,912	37,892

Cumulative effect of accounting change, net of income tax expense of $171	—	—	—	259

Net income	$19,853	$13,547	$53,912	$38,151

Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.46	$0.33	$1.26	$0.93
Cumulative per share effect of accounting change	—	—	—	—
Basic net income per share	$0.46	$0.33	$1.26	$0.93
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.41	$0.29	$1.13	$0.81
Cumulative per share effect of accounting change	—	—	—	0.01
Diluted net income per share	$0.41	$0.29	$1.13	$0.82

Weighted average shares outstanding:
Basic	43,393	41,448	42,889	40,913
Diluted	48,232	46,578	47,919	46,598

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
(1) Includes stock-based compensation expense of:
Cost of goods sold	$408	$302	$1,259	$859
Development	302	141	926	386
Sales and marketing	327	152	1,038	415
General and administrative	1,560	1,663	4,911	4,611
Total stock-based compensation expense	$2,597	$2,258	$8,134	$6,271

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	September 30 2007	December 31 2006

Assets
Current assets:
Cash and cash equivalents	$86,418	$96,140
Investments	106,729	67,611
Accounts receivable, less allowance of $421 and $225, respectively	80,268	65,176
Other	12,460	8,557
Total current assets	285,875	237,484

Property, equipment, and capitalized software, net of accumulated depreciation of $56,071 and $48,256, respectively	18,909	15,869
Investments in unconsolidated entities	19,490	18,659
Goodwill	124,304	86,680
Intangible assets, net	98,904	72,841
Deferred tax asset, net	15,521	13,789
Other assets	2,169	2,516
Total assets	$565,172	$447,838

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21,936	$21,014
Accrued compensation	45,955	40,856
Income tax payable	2,207	1,620
Deferred revenue	123,576	100,525
Deferred tax liability, net	—	1,266
Other	1,572	2,182
Total current liabilities	195,246	167,463

Accrued compensation	10,697	7,591
Other long-term liabilities	3,044	3,361
Total liabilities	208,987	178,415

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,645,714 and 42,228,418 shares were outstanding as of September 30, 2007 and December 31, 2006, respectively	4	4
Treasury stock at cost, 233,334 shares as of September 30, 2007 and December 31, 2006	(3,280)	(3,280)
Additional paid-in capital	301,710	268,721
Retained earnings	51,747	1,154
Accumulated other comprehensive income:
Currency translation adjustment	5,988	2,871
Unrealized gains (losses) on available-for-sale securities	16	(47)
Total accumulated other comprehensive income	6,004	2,824
Total shareholders’ equity	356,185	269,423
Total liabilities and shareholders’ equity	$565,172	$447,838

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2007

						Accumulated
	Common Stock			Additional	Retained	Other	Total
	Shares	Par	Treasury	Paid-in	Earnings	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income	Equity
Balance as of December 31, 2006	42,228,418	$4	$(3,280)	$268,721	$1,154	$2,824	$269,423
Cumulative effect of accounting change	—	—	—	—	(3,319)	—	(3,319)
Balance as of January 31, 2007	42,228,418	4	(3,280)	268,721	(2,165)	2,824	266,104
Comprehensive income:
Net income		—	—	—	53,912	—	53,912
Unrealized gain on investments, net of income tax $41		—	—	—	—	63	63
Foreign currency translation adjustment		—	—	—	—	3,117	3,117
Total comprehensive income		—	—	—	53,912	3,180	57,092
Issuance of common stock upon stock option exercises and vesting of restricted stock units, net	1,417,296	—	—	11,580	—	—	11,580
Stock-based compensation		—	—	8,134	—	—	8,134
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	13,275	—	—	13,275
Balance as of September 30, 2007	43,645,714	$4	$(3,280)	$301,710	$51,747	$6,004	$356,185

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2007	2006

Operating activities
Net income	$53,912	$38,151
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	—	(259)
Depreciation and amortization	15,843	10,440
Deferred income tax expense (benefit)	436	(2,310)
Stock-based compensation expense	8,134	6,271
Provision for (recovery of) bad debt	(9)	161
Equity in net income of unconsolidated entities	(1,409)	(2,405)
Foreign exchange loss	83	450
Excess tax benefits from stock option exercises and vesting of restricted stock units	(13,275)	(8,820)
Other, net	(186)	13
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,978)	(2,375)
Other assets	(141)	1,120
Accounts payable and accrued liabilities	698	(473)
Accrued compensation	1,237	2,431
Income taxes payable	13,766	22,695
Deferred revenue	2,872	3,589
Other liabilities	(2,107)	348
Cash provided by operating activities	72,876	69,027

Investing activities
Purchases of investments	(90,221)	(57,369)
Proceeds from sale of investments	51,364	65,239
Capital expenditures	(9,354)	(2,876)
Acquisitions, net of cash acquired	(60,315)	(116,859)
Other, net	(3)	(308)
Cash used for investing activities	(108,529)	(112,173)

Financing activities
Proceeds from stock option exercises	11,576	13,212
Excess tax benefits from stock option exercises and vesting of restricted stock units	13,275	8,820
Cash provided by financing activities	24,851	22,032

Effect of exchange rate changes on cash	1,080	(72)
Net decrease in cash and cash equivalents	(9,722)	(21,186)
Cash and cash equivalents - beginning of period	96,140	92,367
Cash and cash equivalents - end of period	$86,418	$71,181

Supplemental disclosure of cash flow information:
Cash paid for taxes	$21,505	$3,481
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$104	$91

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

The adoption of FIN 48 did not result in a material adjustment in the liability for unrecognized income tax benefits, and as a result, we did not record a cumulative effect adjustment to retained earnings at the beginning of the period. As of January 1, 2007, we had approximately $2,700,000 of gross unrecognized tax benefits, of which $2,300,000, if recognized, would result in a reduction of our effective income tax expense rate. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. Interest and penalties were not material as of the date of adoption. Adjustments recorded to these balances in the first nine months of 2007 were not material.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world.  During the third quarter of 2007, the statute of limitations lapsed on our 2003 U.S. Federal tax return. In addition, the audit of our 2004 U.S. Federal tax return was closed during the quarter without change to the 2004 tax liability. The open tax years for our U.S. Federal tax return include the years 2004 to the present. Most of our state tax returns have open tax years from 2003 to the present. We are currently under audit by various state and local tax authorities in the United States.  In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003. We are also under audit by the tax authorities in certain non-U.S. jurisdictions.  It is likely that the examination phase of some of these state, local, and non-U.S. audits will conclude in 2007. There were no significant changes to uncertain tax positions in the quarter due to lapses of statutes of limitation or audit activity. Further, it is not possible to estimate the impact of current audits on previously recorded uncertain tax positions.

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

Acquisition of Standard & Poor’s mutual fund data business

On March 16, 2007, we acquired Standard & Poor’s mutual fund data business for $57,728,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition less acquired cash. Approximately 80% of the mutual fund data business acquired from Standard & Poor's is outside the United States.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$2,974
Accounts receivable	7,642
Other current assets	1,022
Other non-current assets	133
Intangible assets	34,240
Goodwill	35,228
Deferred revenue	(16,451)
Accrued liabilities	(3,953)
Other non-current liabilities	(133)
Total purchase price	$60,702

The preliminary allocation includes $34,240,000 of acquired intangible assets. These assets include customer-related assets of $13,400,000 that will be amortized over a weighted average period of 10 years; technology-based assets, including software and a database covering managed investment vehicles, including mutual funds, exchange-traded funds, hedge funds, and offshore funds, of $20,380,000 that will be amortized over a weighted average period of nine years; and a non-compete agreement of $460,000 that will be amortized over five years. Based on the preliminary purchase price allocation, we recorded $35,228,000 of goodwill.

Based on plans in place at the time of acquisition, we recorded a liability of $1,685,000 for severance and lease termination costs. We expect that substantially all of these liabilities will be paid within the next year.

We began including the financial results of this acquisition in our Condensed Consolidated Financial Statements on March 16, 2007. If the acquisition of Standard & Poor’s mutual fund data business had occurred as of January 1 of each period presented, our results of operations would not have been significantly different from the amounts reported for the three and nine months ended September 30, 2007 or 2006.

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

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for the three and nine months ended September 30, 2006.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia. The purchase price of $23,374,000 represents Australian $30,000,000 in cash (of which Australian $2,000,000 was paid in July 2007), and includes transaction costs directly related to the acquisition and post-closing adjustments.  In 2006, the cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, was $20,914,000 (net of acquired cash).

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Fixed assets	273
Deferred tax asset	359
Intangible assets	11,019
Goodwill	16,905
Deferred revenue	(5,141)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,374

The purchase price allocation includes $11,019,000 of acquired intangible assets. These assets include trade names of $6,622,000 that will be amortized over a weighted average period of 10 years; technology-based assets (primarily including a database) of $2,593,000 that will be amortized over a weighted average period of 18 years; and customer-related assets of $1,804,000 that will be amortized over 10 years.

The goodwill we recorded of $16,905,000 is not deductible for U.S. or Australian income tax purposes.

We began including the results of Aspect Huntley’s operations in our Condensed Consolidated Financial Statements on July 25, 2006. If the acquisition of Aspect Huntley had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported for the three and nine months ended September 30, 2006.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a firm specializing in asset allocation research and services, for $86,169,000 in cash, including transaction costs directly related to the acquisition and post-closing adjustments for working capital and other items. In the third quarter of 2007 we received a payment of $301,000 representing a post-closing adjustment. This post-closing adjustment reduced the total purchase price paid and the goodwill previously reported. We began including the results of Ibbotson’s operations in our Condensed Consolidated Financial Statements on March 1, 2006.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,770
Income tax benefits, net	13,047
Other current assets	1,398
Fixed assets	1,407
Other assets	156
Intangible assets	55,280
Goodwill	45,920
Deferred revenue	(10,772)
Accrued liabilities	(4,882)
Deferred tax liability, net	(21,497)
Other non-current liabilities	(761)
Total purchase price	$86,169

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

Based on the purchase price allocation, we recorded $45,920,000 of goodwill. The goodwill we recorded is not deductible for U.S. income tax purposes. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes.

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of September 30, 2007, we have made all of the related severance payments. We expect to pay the lease termination costs in 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our Consolidated Statement of Income for the nine months ended September 30, 2006 as if we had acquired Ibbotson as of January 1, 2006. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. We recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

(in thousands, except per share amounts)	Pro forma Nine months ended September 30, 2006
Revenue	$235,529
Operating income	$57,535
Income before cumulative effect of accounting change	$37,867
Net income	$38,126

Basic income per share:
Income per share before cumulative effect of accounting change	$0.93
Net income per share	$0.93

Diluted income per share:
Income per share before cumulative effect of accounting change	$0.81
Net income per share	$0.82

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2006 to September 30, 2007:

($000)
Balance as of January 1, 2006	$17,500
Goodwill acquired related to Ibbotson	46,221
Goodwill acquired related to Aspect Huntley	17,274
Goodwill acquired related to the database division of InvestorForce	6,020
Reversal of valuation allowances related to non-U.S. deferred tax assets, primarily related to net operating losses	(1,200)
Other, primarily currency translation	865
Balance as of December 31, 2006	$86,680
Goodwill acquired related to the mutual fund data business of Standard & Poor’s	35,228
Goodwill acquired related to the purchase of the minority interest in Morningstar Europe NV	1,000
Adjustment to Aspect Huntley goodwill	(369)
Adjustment to Ibbotson goodwill	(301)
Adjustment to Morningstar Australia goodwill	299
Other, primarily currency translation	1,767
Balance as of September 30, 2007	$124,304

In August 2007, we settled the litigation related to Morningstar Research Pty Ltd (Morningstar Australia) and paid Australian $4,000,000 (approximately U.S. $3,300,000).  In the third quarter of 2007, we recorded $299,000 of this settlement payment as an adjustment to the goodwill initially recorded when we acquired Morningstar Australia in 2001.

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

We did not record any impairment losses in the third quarter or first nine months of 2007 or 2006.

We amortize intangible assets using the straight-line method over their expected economic useful lives. The following table summarizes our intangible assets:

	As of September 30, 2007				As of December 31, 2006
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,059	$(4,797)	22,262	10	$26,185	$(2,455)	$23,730	10
Customer-related assets	58,653	(8,918)	49,735	10	45,015	(4,410)	40,605	10
Supplier relationships	240	(33)	207	20	240	(24)	216	20
Technology-based assets	29,899	(3,845)	26,054	9	9,177	(1,180)	7,997	9
Non-competition agreement	810	(164)	646	5	350	(57)	293	5
Total intangible assets	$116,661	$(17,757)	$98,904	10	$80,967	$(8,126)	$72,841	10

Amortization expense was $3,667,000 and $2,199,000 for the three months ended September 30, 2007 and 2006, respectively, and $9,487,000 and $4,653,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

As of September 30, 2007, we estimate that aggregate amortization expense for intangible assets will be $12,828,000 in 2007; $13,582,000 in 2008; $13,217,000 in 2009; $11,709,000 in 2010; $10,556,000 in 2011; and $9,893,000 in 2012.

4. Income Per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. For diluted income per share, the denominator includes the dilutive effect of outstanding employee stock options and restricted stock units using the treasury method. The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2007	2006	2007	2006

Basic income per share:
Income before cumulative effect of accounting change	$19,853	$13,547	$53,912	$37,892
Cumulative effect of accounting change, net of tax	—	—	—	259
Net income	$19,853	$13,547	$53,912	$38,151
Weighted average common shares outstanding	43,393	41,448	42,889	40,913

Basic income per share before cumulative effect of accounting change	$0.46	$0.33	$1.26	$0.93
Cumulative per share effect of accounting change, net of tax	—	—	—	—
Basic net income per share	$0.46	$0.33	$1.26	$0.93

Diluted income per share:
Income before cumulative effect of accounting change	$19,853	$13,547	$53,912	$37,892
Cumulative effect of accounting change, net of tax	—	—	—	259
Net income	$19,853	$13,547	$53,912	$38,151

Weighted average common shares outstanding	43,393	41,448	42,889	40,913
Net effect of dilutive stock options and restricted stock units based on the treasury stock method	4,839	5,130	5,030	5,685
Weighted average common shares outstanding for computing diluted income per share	48,232	46,578	47,919	46,598

Diluted income per share before cumulative effect of accounting change	$0.41	$0.29	$1.13	$0.81
Cumulative per share effect of accounting change, net of tax	—	—	—	0.01
Diluted net income per share	$0.41	$0.29	$1.13	$0.82

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through our Premium Membership offering on Morningstar.com. In addition, our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors. We also offer a variety of print publications on stocks and mutual funds, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook (acquired with Ibbotson). With the addition of Aspect Huntley, this segment also includes several newsletters and other publications for investors in Australia.

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

•                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; the institutional Workstation product acquired from Standard & Poor’s; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Licensed Tools and Content, a set of online tools and editorial designed for institutions to use in their Web sites and software

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

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

The following tables show selected segment data for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$22,605	$29,295	$59,959	$—	$111,859
Intersegment	1,062	41	886	(1,989)	—
Total revenue	23,667	29,336	60,845	(1,989)	111,859
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	16,624	19,404	38,098	(1,971)	72,155
Stock-based compensation expense	492	792	1,313	—	2,597
Depreciation and amortization	364	472	758	4,068	5,662
Operating income (loss)	$6,187	$8,668	$20,676	$(4,086)	$31,445

Capital expenditures	$275	$734	$1,081	$1,376	$3,466

U.S. revenue					$87,006
Non-U.S. revenue					$24,853

	Three months ended September 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$19,515	$24,367	$37,939	$—	$81,821
Intersegment	874	30	630	(1,534)	—
Total revenue	20,389	24,397	38,569	(1,534)	81,821
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	13,976	15,545	27,288	(2,050)	54,759
Stock-based compensation expense	555	716	987	—	2,258
Depreciation and amortization	349	417	633	2,868	4,267
Operating income (loss)	$5,509	$7,719	$9,661	$(2,352)	$20,537

Capital expenditures	$117	$98	$307	$331	$853

U.S. revenue					$69,517
Non-U.S. revenue					$12,304

	Nine months ended September 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$68,611	$85,356	$163,024	$—	$316,991
Intersegment	3,286	166	2,727	(6,179)	—
Total revenue	71,897	85,522	165,751	(6,179)	316,991
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	51,129	58,063	105,981	(6,077)	209,096
Stock-based compensation expense	1,628	2,483	4,023	—	8,134
Depreciation and amortization	1,160	1,418	2,280	10,985	15,843
Operating income (loss)	$17,980	$23,558	$53,467	$(11,087)	$83,918

Capital expenditures	$604	$2,514	$3,249	$2,987	$9,354

U.S. revenue					$253,405
Non-U.S. revenue					$63,586

					Sept. 30, 2007
U.S. long-lived assets					$9,745
Non-U.S. long-lived assets					$9,164

	Nine months ended September 30, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$56,232	$70,435	101,471	$—	$228,138
Intersegment	2,660	33	1,966	(4,659)	—
Total revenue	58,892	70,468	103,437	(4,659)	228,138
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	39,001	47,102	73,487	(5,357)	154,233
Stock-based compensation expense	1,738	1,920	2,613	—	6,271
Depreciation and amortization	860	1,250	1,663	6,667	10,440
Operating income (loss)	$17,293	$20,196	25,674	$(5,969)	$57,194

Capital expenditures	$237	$278	$967	$1,394	$2,876

U.S. revenue					$197,879
Non-U.S. revenue					$30,259

					Sept. 30, 2006
U.S. long-lived assets					$11,955
Non-U.S. long-lived assets					$4,147

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	September 30 2007	December 31 2006
Available-for-sale	$99,158	$63,122
Held-to-maturity	3,412	2,339
Trading securities	4,159	2,150
Total	$106,729	$67,611

7. Investments In Unconsolidated Entities

Morningstar Japan K.K.  In April 1998, we entered into an agreement with Softbank Corporation to form a joint venture, Morningstar Japan K.K. (MJKK), which develops and markets products and services customized for the Japanese market. In June 2000, MJKK became a public company, and its shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker number 4765. Subsequent to MJKK’s initial public offering, the joint venture agreement between us and Softbank Corporation was terminated, but we continued to hold shares of MJKK stock. As of September 30, 2007 and December 31, 2006, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,294,000 and $16,693,000 as of September 30, 2007 and December 31, 2006, respectively. The market value of our investment in MJKK was approximately Japanese Yen 4.5 billion (approximately U.S. $38,794,000) as of September 30, 2007 and Japanese Yen 10.2 billion (approximately U.S. $85,482,000) as of December 31, 2006.

Morningstar Korea, Ltd. In June 2000, we entered into a joint venture agreement with Shinheung Securities Co., Ltd. and SOFTBANK Finance Corporation to establish a Korean limited liability company Morningstar Korea Ltd. (Morningstar Korea). Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of September 30, 2007 and December 31, 2006. We account for this investment using the equity method. Our investment totaled $1,522,000 and $1,415,000 as of September 30, 2007 and December 31, 2006, respectively.

Other Investments in Unconsolidated Entities. As of September 30, 2007 and December 31, 2006, the book value of our other investments in unconsolidated entities totaled $674,000 and $551,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). In August 2001, we entered into a joint venture agreement with Phosphorus A/S to establish Morningstar Denmark, which develops and markets products and services customized for the Danish market. In April 2001, we entered into a joint venture agreement with Stadsporten Citygate AB to establish Morningstar Sweden, which develops and markets products and services customized for the Swedish market. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of September 30, 2007 and December 31, 2006. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined unaudited financial information for our investments in unconsolidated entities:

	Three months ended September 30		Nine months ended September 30
($000)	2007	2006	2007	2006
Revenue	$13,999	$4,201	$33,402	$13,921
Operating income	$1,343	$951	$5,413	$3,836
Net income	$868	$2,954	$3,309	$6,073

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period.  At the time of grant, employees may elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of September 30, 2007, we had 2,661,495 shares available for future grants under our 2004 Stock Incentive Plan compared with 2,827,006 as of December 31, 2006.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan, and the 2001 Plan generally vested over a four-year period and as a result are substantially all vested at September 30, 2007; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding at September 30, 2007. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became and continue to become exercisable each year from 1999 through 2008. As of September 30, 2007, there were 430,574 options remaining to be exercised, compared with 710,174 as of December 31, 2006.

Accounting for Stock-Based Compensation Awards

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. We estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest.  Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect those awards that ultimately vested. In addition, we reduced our estimate of the forfeiture rate that will be applied to awards not yet vested.  As a result, in the second quarter of 2007, we recorded approximately $720,000 of additional stock-based compensation expense related to these changes in estimates.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded in our Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
($000)	2007	2006	2007	2006
Stock-based compensation expense	$2,597	$2,258	$8,134	$6,271

The tax benefit recorded related to the stock-based compensation expense above was $927,000 and $831,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,947,000 and $2,221,000 for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. The total grant date fair value of restricted stock units granted in the first nine months of 2007 was approximately $12,053,000. As of September 30, 2007, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $17,069,000. We expect to recognize this expense over an average period of approximately 39 months.

The following table summarizes restricted stock unit activity in the first nine months of 2007:

	Nine months ended September 30, 2007
Restricted Stock Units	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
Restricted Stock Units—January 1, 2007	260,462	—	260,462	$44.01
Granted	237,219	—	237,219	$50.81
Vested	(52,979)	—	(52,979)	$45.17
Vested but deferred	(6,621)	6,621	—	—
Forfeited	(18,999)	—	(18,999)	$46.38
Restricted Stock Units—September 30, 2007	419,082	6,621	425,703	$47.76

Stock Option Activity

The following tables summarize stock option activity in the first nine months of 2007 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Nine months ended September 30, 2007
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	2,871,310	$11.11
Granted	569	$14.70
Canceled	(21,341)	$16.37
Exercised	(395,660)	$6.31
Options outstanding—September 30, 2007	2,454,878	$7.87

Options exercisable—September 30, 2007	2,075,730	$6.58

	Nine months ended September 30, 2007
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—January 1, 2007	6,098,594	$12.55
Canceled	(34,033)	$21.66
Exercised	(873,653)	$11.52
Options outstanding—September 30, 2007	5,190,908	$12.78

Options exercisable—September 30, 2007	4,699,148	$11.79

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the nine months ended September 30, 2007 and 2006 was $55,701,000 and $41,717,000, respectively.

Stock Options Outstanding and Exercisable

The table below shows additional information for options outstanding and options exercisable as of September 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	1,268,245	0.93	$2.51	$74,681	1,228,267	0.91	$2.51	$72,335
$8.57 - $14.70	4,414,703	3.20	$12.66	215,155	4,411,675	3.20	$12.67	214,997
$16.56 - $37.37	1,962,838	7.36	$18.86	83,503	1,134,936	7.30	$18.06	49,194
$2.00 - $37.37	7,645,786	3.89	$12.57	$373,339	6,774,878	3.47	$11.73	$336,526
Vested or Expected to Vest
$2.00 - $36.37	7,545,511	3.87	$12.55	$368,627

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $61.40 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2007, the total amount of unrecognized stock-based compensation expense related to nonvested stock options was approximately $6,200,000. We expect to recognize this expense over a weighted average period of approximately 15 months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of certain stock options, we will make payments to him, as prescribed by the Agreement. In the first nine months of 2007, Don exercised 279,600 options, of which 229,600 were sold under his 10b5-1 plan. As of September 30, 2007 and December 31, 2006, our Condensed Consolidated Balance Sheets include a liability of $1,246,000 and $1,963,000, respectively, for the Agreement. The liability is primarily classified as “Other current liabilities.” The reduction in the liability since December 31, 2006 reflects amounts paid to Don in the first nine months of 2007 in accordance with the Agreement.

10. Income Taxes

On January 1, 2007, we adopted FIN 48. See Note 2, Summary of Significant Accounting Policies, for additional information concerning the adoption of FIN 48.

The following table shows our effective income tax expense rate for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30		Nine months ended September 30
($000)	2007	2006	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$33,665	$21,675	$89,019	$59,937
Equity in net income of unconsolidated entities	417	1,100	1,409	2,405
Total	$34,082	$22,775	$90,428	$62,342
Income tax expense	$14,229	$9,228	$36,516	$24,450
Effective income tax expense rate	41.7%	40.5%	40.4%	39.2%

In the third quarter and year-to-date periods of 2007, our effective income tax expense rate increased 1.2 percentage points compared with the prior-year periods.  The increase primarily reflects an increase to our overall U.S. state tax rate in 2007.  In addition, in the third quarter of 2007 we recorded additional state income tax expense of $700,000 related to a change in state tax law enacted in the quarter. The state income tax expense recorded in the third quarter reflects a reduction of our net deferred tax assets as of the date of enactment because we expect to realize a lower tax benefit when we use our net deferred tax assets in future periods.

In both 2007 and 2006, our effective income tax expense rate reflects the fact that we have not recorded an income tax benefit related to losses recorded by certain of our non-U.S. operations.  In the year non-U.S. entities record a loss, we historically have not recorded a corresponding tax benefit, thus increasing our effective tax rate. To the extent our international operations become profitable, the foreign net operating losses may become deductible in certain international tax jurisdictions.  We evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. Upon determining that it is more likely than not that the net operating losses will be realized, we reduce the tax valuation allowances related to these net operating losses which results in a reduction to our income tax expense and our effective income tax rate in the period.

11. Contingencies

Morningstar Australia

In 2001, Mr. Graham Rich, the then managing director and chief executive officer of Morningstar Research Pty Limited (Morningstar Australia), and one of two companies controlled by Mr. Rich, filed a suit in the Supreme Court of New South Wales, Australia against Morningstar and certain of its officers and nominee directors on the board of Morningstar Australia. Mr. Rich was also a beneficial owner of shares in Morningstar Australia. Mr. Rich and his company originally sought an injunction which, if granted, would have precluded Morningstar Australia from terminating the services of Mr. Rich and from issuing additional shares to Morningstar in exchange for the provision of further funding by Morningstar to Morningstar Australia. Further, Mr. Rich and his company sought an order that a provisional liquidator be appointed for Morningstar Australia. The court rejected this injunction application. The application for the appointment of a provisional liquidator also failed. The services of Mr. Rich were terminated in November 2001.

Mr. Rich and the two companies controlled by Mr. Rich thereafter filed additional claims, alleging among other things, breaches by Morningstar of contracts and statutory and general law duties, misleading, deceptive, and unconscionable conduct by Morningstar, oppression by Morningstar and its nominee directors, claims under the Industrial Relations Act of New South Wales, breaches of directors’ duties by Morningstar’s nominee directors, and conflict of interest. The claims sought various forms of relief, including monetary damages in the amount of Australian $25,000,000, the setting aside of transactions which resulted in Morningstar obtaining control of Morningstar Australia, and an order either setting aside Morningstar’s acquisition of the shares formerly beneficially owned by Mr. Rich and his companies or determining a different price for this acquisition. In the alternative, Mr. Rich and his companies sought an order that they be entitled to purchase the shares in Morningstar Australia at a price to be determined by the court or book value (as defined in the Morningstar Australia shareholders agreement). Morningstar denied the claims and filed counter-claims against Mr. Rich and certain of his companies, alleging breaches of statutory, general law, and contractual duties.

In May 2005, Mr. Rich obtained conditional leave of the court to begin a proceeding in the name of Morningstar Australia against Morningstar and its nominee directors.

In the fourth quarter of 2003, Morningstar offered to settle all claims for Australian $1,250,000, which then approximated U.S. $942,000, and, in accordance with SFAS No. 5, Accounting for Contingencies, Morningstar recorded a reserve in this amount. In December 2005, Morningstar increased its offer to settle all claims to approximately Australian $2,500,000 (which then approximated U.S. $1,800,000) and in accordance with SFAS No. 5, Morningstar had a reserve recorded in this amount.

In August 2007, the parties agreed to a settlement pursuant to which the parties dismissed and released all claims in the proceedings and Morningstar paid Australian $4,000,000 (approximately U.S. $3,300,000) at the date of settlement.  This amount was higher than the previously recorded reserve of Australian $2,500,000 (approximately U.S. $2,100,000 at the settlement date).  We recorded about $900,000 of the difference as legal expense. We accounted for the remainder as an adjustment to the goodwill we initially recorded when we acquired Morningstar Australia in 2001.

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

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation and continues to cooperate fully with the New York Attorney General’s office.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance, or achievements.

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

We emphasize a decentralized approach to running our business to empower our managers and to create a culture of responsibility and accountability. We operate our business in three global segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions.

Historically, we have focused primarily on organic growth by introducing new products and services and expanding our marketing efforts for existing products. However, we have made and expect to continue making selective acquisitions that support our four key growth strategies, which are:

•                  Enhance our position in each of our three operating segments by focusing on our three major Internet-based platforms;

•                  Become a global leader in funds-of-funds investment management;

•                  Expand the range of services we offer investors, financial advisors, and institutional clients; and

•                  Expand our international brand presence, products, and services.

In March 2006, we acquired Ibbotson Associates Inc. (Ibbotson), a firm specializing in asset allocation research and services; in July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia; in August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company; and in March 2007, we acquired the mutual fund data business from Standard & Poor's, consisting of data and products covering approximately 135,000 managed investment vehicles, including mutual funds, exchange-traded funds, hedge funds, and offshore funds. We include the operating results for each of these acquisitions in our Consolidated Financial Statements beginning on the acquisition date.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape, Research, and Data

The U.S. equity markets were volatile in the third quarter of 2007. Still, Morningstar’s U.S. Market Index, a broad market benchmark, ended the quarter with a 1.7% gain. Some U.S. mutual funds were hit by redemptions during the quarter, but total U.S. mutual fund assets increased to $11.9 trillion as of September 30, 2007 based on data from the Investment Company Institute (ICI), compared with about $9.7 trillion as of September 30, 2006.

Interest in alternative asset classes, such as hedge funds, declined in the third quarter of 2007. Based on data from Hedge Fund Research, which tracks asset flows into hedge funds, hedge funds had $45 billion in net inflows during the third quarter of 2007, down from about $60 billion in both the first and second quarters of 2007.

Assets in exchange-traded funds (ETFs) increased about 57% to reach about $551 billion as of September 2007, compared with $350 billion as of September 2006, based on data from the ICI. ETFs have gained share from mutual funds in some specialized areas of the market. To meet greater investor demand for information on ETFs, we have continued to increase analyst coverage in this area and now cover about 160 ETFs.

Individual Investor Market

Based on research from Nielsen/NetRatings, total page views to retail investment Web sites decreased slightly in the third quarter of 2007 compared with the same period in 2006, but some sites showed large increases and others posted declines. Overall, the number of unique users to retail investment websites increased. For Morningstar.com, both page views and unique users increased. Morningstar.com continued to perform better than competing sites based on metrics such as time spent per visit and the number of pages viewed per visit.

Financial Advisor Market

Larger advisory firms have been continuing to prepare for the pending termination of the “Merrill Lynch rule,” which allowed brokerage firms to provide investment advice in exchange for an asset-based fee. We think this development is notable because we believe many broker-dealers may shift their clients out of fee-based brokerage accounts, which typically include various services, including investment advice, in exchange for an asset-based fee. We believe this development highlights the ongoing regulatory complexity in the advisor segment. In addition, it may lead to additional business opportunities for the investment advisory services we offer.

Institutional Market

In the United States, there has been continuing debate about improving disclosure of fees and returns in 401(k) plans. In July 2007, the House Education and Labor Committee chairman submitted a bill that would require 401(k) plans to disclose more information to retirement plan participants each year, as well as provide for additional oversight by the Department of Labor. We believe this development is important because it highlights the need for transparency in the retirement market and may increase pressure on fees associated with retirement plans.

Non-U.S. Markets

In Europe, many financial services companies have been preparing for the upcoming implementation date of the Market in Financial Instruments Directive (MiFID). The directive will take effect in November and obligates companies to be more transparent with clients and make efforts to provide better-quality service to investors. We believe that Morningstar is well-positioned to help companies meet the new requirements because our services and products are already largely in line with MiFID's objectives.

Consolidated Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2007	2006	Change		2007	2006	Change
Revenue	$111,859	$81,821	36.7%		$316,991	$228,138	38.9%
Operating income	31,445	20,537	53.1%		83,918	57,194	46.7%
Operating margin	28.1%	25.1%	3.0	pp	26.5%	25.1%	1.4	pp

Cash used for investing activities	(49,552)	(46,164)	7.3%		(108,529)	(112,173)	(3.2)%
Cash provided by financing activities	12,154	4,677	159.9%		24,851	22,032	12.8%

Cash provided by operating activities	$28,380	$29,598	(4.1)%		$72,876	$69,027	5.6%
Capital expenditures	(3,466)	(853)	306.3%		(9,354)	(2,876)	225.2%
Free cash flow	$24,914	$28,745	(13.3)%		$63,522	$66,151	(4.0)%

NMF - not meaningful

pp - percentage points

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow as a supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not a measure of performance set forth under U.S. generally accepted accounting principles (GAAP). Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

Third-Quarter Highlights

•                  Revenue increased 36.7% compared with the same period in 2006, driven by strong organic growth as well as revenue from acquisitions.

•                  Investment Consulting led the revenue growth during the third quarter of 2007, and assets under advisement rose to $91.4 billion. Morningstar Advisor Workstation was the second largest contributor to revenue growth during the quarter, followed by Licensed Data, Morningstar Direct, and Morningstar.com.

•                  Our operations outside the United States grew substantially, primarily from acquisitions, with more than 20% of our revenue base coming from outside the United States.

•                  Operating margin grew to 28.1% from 25.1% in the third quarter of 2006, reflecting the fundamental health of our business and our ability to leverage our core assets of proprietary investment research and data.

Consolidated Revenue

In the third quarter of 2007, our revenue increased 36.7% to $111.9 million compared with the third quarter of 2006. Revenue for the first nine months of 2007 was $317.0 million, a 38.9% increase over the same period in 2006. During both periods, we had strong organic growth as well as revenue from acquisitions. Acquisitions contributed $10.2 million to our consolidated revenue in the third quarter of 2007 and $35.4 million in the nine-month period.

We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue stream. The one-year anniversaries of our Aspect Huntley and InvestorForce database division acquisitions fell during the third quarter of 2007, so these operations are only included in revenue from acquisitions for part of the quarter. The revenue from the fund data business we acquired from Standard & Poor’s, however, is part of revenue from acquisitions for the full third quarter.

The table below shows more details on the periods we included each acquired operation in revenue from acquisitions.

Revenue from Acquisitions
Acquisition	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Ibbotson Associates, Inc.	—	January 1 through February 28, 2007
Aspect Huntley Pty Limited	July 1 through July 24, 2007	January 1 through July 24, 2007
Hedge fund and separate account database division of InvestorForce, Inc.	July 1 through July 31, 2007	January 1 through July 31, 2007
Mutual fund data business of Standard & Poor's	July 1 through September 30, 2007	March 16 through September 30, 2007

To give investors more insight on our company’s underlying growth rate, we provide information about our organic revenue growth, which excludes revenue from acquisitions and foreign currency translations. On this measure, we also performed well. Organic revenue growth was $19.0 million, or 23.2%, in the third quarter of 2007 compared with the third quarter of 2006, and $51.7 million, or 22.6%, in the first nine months of 2007 compared with the first nine months of 2006.

Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below reconciles consolidated revenue with revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2007	2006	Change	2007	2006	Change
Consolidated revenue	$111,859	$81,821	36.7%	316,991	$228,138	38.9%
Less: acquisitions	(10,208)	—	NMF	(35,364)	—	NMF
Less: impact of foreign currency translations	(875)	—	NMF	(1,824)	—	NMF
Revenue excluding acquisitions and the impact of foreign currency translations	$100,776	$81,821	23.2%	$279,803	$228,138	22.6%

While acquisitions had a large impact on revenue in the third quarter and nine-month periods, we also enjoyed a small benefit from foreign currency translations because of the weak dollar.

The largest of our three business segments is the Institutional segment, which makes up more than half of our consolidated revenue. This segment has also had the highest growth rate in recent years—a trend that continued in the third quarter. The Institutional segment generated more than 70% of our company-wide revenue increase in both the quarter and year-to-date periods. Institutional segment revenue increased $22.2 million, or 57.8%, in the third quarter, and $62.4 million, or 60.2%, in first nine months of the year as compared with the same periods in 2006. Acquisitions contributed $8.1 million to Institutional segment revenue in the third quarter and $25.8 million in the year-to-date period.

Our two other segments also generated strong revenue growth. In the Advisor segment, we recognized $1.3 million in revenue in the third quarter of 2006 when we eliminated a redundant license following the merger of two clients. Despite this positive factor not recurring in 2007, Advisor segment revenue grew $4.9 million, or 20.2%, in the third quarter and $15.0 million, or 21.4%, in the first nine months of 2007. Acquisitions contributed $1.4 million to Advisor segment revenue in the third quarter and $4.5 million in the year-to-date period.

Individual segment revenue improved $3.3 million, or 16.1%, in the third quarter and $13.0 million, or 22.1%, in the first nine months of 2007 compared with the same periods in the prior year. Acquisitions contributed $0.7 million to the Individual segment in the third quarter and $5.1 million in the year-to-date period.

The table below shows our consolidated revenue by segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Individual	$23,667	21.2%	$20,389	24.9%	$71,897	22.7%	$58,892	25.8%
Advisor	29,336	26.2	24,397	29.8	85,522	27.0	70,468	30.9
Institutional	60,845	54.4	38,569	47.1	165,751	52.3	103,437	45.3
Elimination of intersegment revenue	(1,989)	(1.8)	(1,534)	(1.8)	(6,179)	(2.0)	(4,659)	(2.0)
Consolidated revenue	$111,859	100.0%	$81,821	100.0%	$316,991	100.0%	$228,138	100.0%

On a product level, Investment Consulting and Morningstar Advisor Workstation drove more than half of the change in organic revenue in both the quarter and year-to-date periods. For Investment Consulting, we continued to see significant growth in assets under advisement from existing clients. Much of our business in this area focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager.

As in the previous several quarters, we continued to build revenue for Advisor Workstation by signing more license agreements with both new and existing customers. Total licenses for Advisor Workstation in the United States rose by about 43.5% as of September 30, 2007 compared with the same period in 2006. Part of this growth reflects changes in the scope of some contracts. In 2007, a few clients who previously held tools-only contracts converted to full-site licenses when they renewed their contracts. For full-site licenses, we include all affiliated advisors who have access to the site in our total license count. By contrast, for tools-only contracts, we include a smaller number of advisors in the total based on actual usage.

The next largest contributors to revenue growth in the quarter and year-to-date periods were Licensed Data, Morningstar Direct, and Morningstar.com.

Revenue from international operations continues to become a more important part of our business. Because the fund data business acquired from Standard & Poor’s has a strong presence in non-U.S. markets, this acquisition gave us a large step up in the portion of revenue from outside the United States. Our non-U.S. revenue increased to 22.2% of consolidated revenue in the third quarter of 2007—about 7 percentage points higher than in the same period of 2006. For the first nine months of 2007, non-U.S. revenue made up 20.1% of consolidated revenue, compared with 13.3% in the same period of 2006.

Overall, non-U.S. revenue grew $12.6 million, or 102.0%, to $24.9 million in the third quarter of 2007 compared with the third quarter of 2006. In the year-to-date period, revenue from international operations increased $33.3 million, or 110.1%, to $63.6 million compared with the same period in 2006. Acquisitions contributed $8.6 million of revenue in the third quarter and $24.5 million of revenue for the nine-month period of 2007. Most of this revenue came from the mutual fund data business acquired from Standard & Poor's.

Foreign currency translations had a much smaller, but still favorable, impact on international revenue, as shown in the table below. This table reconciles international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2007	2006	Change	2007	2006	Change
International revenue	$24,853	$12,304	102.0%	$63,586	$30,259	110.1%
Less: acquisitions	(8,556)	—	NMF	(24,531)	—	NMF
Less: impact of foreign currency	(875)	—	NMF	(1,824)	—	NMF
International revenue excluding acquisitions and the impact of foreign currency translations	$15,422	$12,304	25.3%	$37,231	$30,259	23.0%

We present international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue) because we believe this non-GAAP measure helps investors better compare period-to-period results. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Consolidated Operating Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Operating expense	$80,414	$61,284	31.2%		$233,073	$170,944	36.3%
% of revenue	71.9%	74.9%	(3.0	)pp	73.5%	74.9%	(1.4	)pp

Our operating expense increased $19.1 million in the third quarter of 2007 and $62.2 million in the first nine months of the year compared with the prior-year periods. In both periods, two primary factors impacted all of our operating expense categories: compensation costs and recent acquisitions. Not including bonuses, compensation-related expense rose $7.3 million in the third quarter of 2007 and $22.0 million year-to-date. Bonus expense was up $3.7 million in the third quarter and $10.4 million in the first nine months of 2007. This cost increased because we updated our internal estimates for full-year financial performance in 2007 and adjusted our bonus accruals to bring them in line with the new estimates. Because of acquisitions, we also had more amortization expense for intangible assets. This factor contributed $1.5 million to the operating expense increase in the third quarter of 2007 and $4.8 million in the year-to-date period.

Cost of Goods Sold

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Cost of goods sold	28,674	$22,389	28.1%		$83,549	$63,114	32.4%
% of revenue	25.6%	27.4%	(1.8	)pp	26.4%	27.7%	(1.3	)pp
Gross profit	$83,185	$59,432	40.0%		$233,442	$165,024	41.5%
Gross margin	74.4%	72.6%	1.8	pp	73.6%	72.3%	1.3	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of the total in both the quarter and year-to-date periods. We continued to spend more in this category in the third quarter and first nine months of 2007. Approximately 60% of the growth was due to higher compensation expense, including incentive compensation, driven mainly by expanded headcount. We’ve continued hiring and also took on additional headcount from acquisitions. Acquisitions also contributed to the step-up in other operating expense in this category, largely from our operations outside the United States.

As a percentage of revenue, however, cost of goods sold declined in both periods because this category of expense increased at a lower rate than revenue.

Development Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Development expense	$9,010	$7,876	14.4%		$26,199	$21,273	23.2%
% of revenue	8.1%	9.6%	(1.5	)pp	8.3%	9.3%	(1.0	)pp

As a percentage of revenue, development expense decreased in both the third quarter and the first nine months of 2007 compared with the prior-year periods. Although compensation expense and incremental costs added by acquisitions both increased in dollar terms, these expenses increased at a slower rate compared with the increase in revenue.

Sales and Marketing Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Sales and marketing expense	$17,132	$12,971	32.1%		$50,332	$36,511	37.9%
% of revenue	15.3%	15.9%	(0.6	)pp	15.9%	16.0%	(0.1	)pp

Sales and marketing expense declined slightly as a percentage of revenue in both the third quarter and year-to-date periods of 2007. In both periods, we had additional compensation expense from bonuses, sales commissions, and incremental headcount from acquisitions, but the increase was slightly outweighed by revenue growth.

In the first quarter of 2007, we significantly expanded our direct mail campaigns to promote annual publications such as the Morningstar Stocks 500, Morningstar Funds 500, Morningstar ETFs 150, and the Stocks, Bonds, Bills and Inflation Yearbook, which are published in the first quarter. These direct mail campaigns were a major contributor to growth in marketing expense in the first nine months of 2007.

General and Administrative Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
General and administrative expense	$19,936	$13,781	44.7%		$57,150	$39,606	44.3%
% of revenue	17.8%	16.8%	1.0	pp	18.0%	17.4%	0.6	pp

General and administrative expense increased as a percentage of revenue in both the third quarter and first nine months of 2007 compared with the same periods in 2006. Higher compensation expense (including bonuses) drove approximately half of the growth in this category.

Another factor contributing to higher general and administrative expense was a $0.9 million expense related to settling our Australian litigation, which we discuss in more detail in Note 11 of the Notes to our Consolidated Financial Statements. We paid a cash settlement of Australian $4.0 million ($3.3 million). This amount was higher than the reserve we recorded as of December 31, 2005, which was Australian $2.5 million. We recorded about $0.9 million of the difference as legal expense. We accounted for the remainder as an adjustment to the goodwill we initially recorded when we acquired Morningstar Research Pty Ltd (Morningstar Australia) in 2001.

General and administrative expenses also rose in both periods because of temporary transition costs and professional fees associated with the fund data operations acquired from Standard & Poor’s, mainly in Europe.

Depreciation and Amortization Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Depreciation and amortization expense	$5,662	$4,267	32.7%		$15,843	$10,440	51.8%
% of revenue	5.1%	5.2%	(0.1	)pp	5.0%	4.6%	0.4	pp

As a percentage of revenue, depreciation and amortization expense decreased slightly in the third quarter but rose somewhat for the first nine months of 2007 when compared with the same periods in 2006. The larger increase for the nine-month period was almost entirely driven by added amortization expense from intangible assets related to acquisitions. We expect amortization expense of intangible assets to total approximately $13.0 million in 2007. The amount of amortization expense related to intangible assets may change as we continue to finalize the purchase price allocation related to recent acquisitions.

Stock-Based Compensation Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Stock-based compensation expense	$2,597	$2,258	15.0%		$8,134	$6,271	29.7%
% of revenue	2.3%	2.8%	(0.5	)pp	2.6%	2.7%	(0.1	)pp

Stock-based compensation expense decreased slightly as a percentage of revenue for the third quarter and first nine months of 2007 compared with the prior-year periods.

Under Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment, we record stock-based compensation cost only for those awards that ultimately vest. As a result, our stock-based compensation expense reflects an estimate of an expected forfeiture rate. In 2007, we reduced the estimated forfeiture rate for awards that haven’t yet vested. In addition, we make adjustments to stock-based compensation expense following the vesting date to reflect only those awards that ultimately vested. We made this adjustment in the second quarter, which is when most of our larger equity grants typically vest. These two factors accounted for $0.8 million of additional stock-based compensation expense in the first nine months of 2007, the majority of which was recorded in the second quarter of 2007.

In 2007, we expect to record total stock-based compensation expense of approximately $11.0 million for all employee stock options and restricted stock units outstanding as of September 30, 2007. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Bonus expense	$14,086	$10,378	35.7%		$37,168	$26,733	39.0%
% of revenue	12.6%	12.7%	(0.1	)pp	11.7%	11.7%	—

As a percentage of revenue, bonus expense was flat in the third quarter and first nine months of 2007 compared with the prior-year periods. Bonus expense has continued to move up in line with revenue growth because of three main factors: the third-quarter impact of updated internal estimates for full-year performance versus 2006; an adjustment to bring year-to-date bonus expense in line with these estimates; and incremental bonus expense from acquisitions.

We expect that incremental bonus expense from acquisitions will be an ongoing cost. Other increases in bonus expense may or may not recur, depending on our financial performance. A majority of our bonus pool is based on operating income growth, which may or may not recur. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2007	2006	Change		2007	2006	Change
Operating income	$31,445	$20,537	53.1%		$83,918	$57,194	46.7%
% of revenue	28.1%	25.1%	3.0	pp	26.5%	25.1%	1.4	pp

Consolidated operating income increased $10.9 million in the third quarter of 2007 and $26.7 million in the first nine months of 2007 compared with the prior-year periods. Despite incremental costs added by acquisitions (including amortization of intangible assets and higher compensation expense) our operating margin improved in both the quarter and year-to-date periods because our revenue base grew at a faster rate. Some of this operating leverage was driven by continuing revenue growth in products that have had slower-growing costs, such as Investment Consulting, Advisor Workstation, and Licensed Data.

In contrast to the previous several quarters, some of our acquired operations had a positive effect on operating margin in the third quarter of 2007. In particular, some of the institutional products acquired with the Standard & Poor’s fund data business helped improve our operating margin.

Consolidated Free Cash Flow

We generated free cash flow of $24.9 million in the third quarter of 2007, reflecting cash provided by operating activities of $28.4 million and capital expenditures of approximately $3.5 million. In the first nine months of 2007, we generated free cash flow of $63.5 million, reflecting cash provided by operating activities of $72.9 million and capital expenditures of approximately $9.4 million. The free cash flow generated in the third quarter represents approximately 40% of the free cash flow generated in the first nine months of the year.

Free cash flow decreased $3.8 million in the third quarter of 2007 compared with the third quarter of 2006, mainly reflecting a $2.6 million increase in capital expenditures and to a lesser extent the $1.2 million decrease in cash flow provided by operating activities.  Free cash flow in the first nine months of 2007 decreased by $2.6 million compared with the same period in 2006. Capital expenditures increased by $6.5 million, partially offset by the $3.8 million increase in cash provided by operating activities.

In the third quarter and the first nine months of 2007, capital expenditures primarily consisted of leasehold improvements for our new office space in Canada, Europe and Australia, computer hardware to keep our operations up and running in the event of a disaster, and design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations. In the comparable prior-year periods, capital expenditures were primarily for leasehold improvements to our office space in London, computer hardware and software, and capitalized internal product development costs.

To provide investors with additional insight into our financial results, we provide a comparison between the change in net income with the change in cash from operations. Despite the increase in net income of $6.3 million, cash flow provided by operating activities decreased by $1.2 million in the third quarter of 2007 compared with the prior-year period. In the year-to-date period, the increase of $3.8 million in cash provided by operating activities lagged the $15.8 million growth in net income.

A net reduction in deferred revenue contributed to the lag between cash from operations compared with net income in the quarter.  We frequently invoice sales and collect cash in advance of providing services or fulfilling subscriptions for our customers. We attribute the decline in deferred revenue to timing of subscription and license renewals in the quarter. We experienced a similar trend in the third quarter of 2006, but to a lesser degree. In contrast, in the year-to-date period, deferred revenue contributed positively to cash flow from operations.

Significantly higher income tax payments in both the third quarter and year-to-date periods of 2007 also offset the positive cash flow impact of higher net income. In 2006, our cash flow from operations reflected a $13.0 million cash tax benefit we received related to the Ibbotson acquisition. Because this was a one-time benefit in 2006, our income tax payments increased in 2007. The payment related to the Australian litigation also impacted the cash flow from operations in the third quarter and year-to-date periods of 2007. The year-to-date period includes the impact of our annual bonus payments, which typically occur in the first quarter. Bonus payments in the first nine months of 2007 increased $12.3 million compared with the first nine months of 2006. These cash outflows were partially offset by an increase in accrued compensation and accrued income taxes.

The table below presents a reconciliation between the increase in net income and the increase in cash flow provided by operating activities:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2007	2006	Change	2007	2006	Change
Net income	$19,853	$13,547	$6,306	$53,912	$38,151	$15,761
Adjustments to reconcile net income to net cash flows from operating activities:
Non-cash items included in net income	3,649	1,328	2,321	9,617	3,541	6,076
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	(552)	552	(35,269)	(22,978)	(12,291)
Cash paid for income taxes	(5,252)	(1,267)	(3,985)	(21,505)	(3,481)	(18,024)
Accounts receivable	(1,522)	383	(1,905)	(6,978)	(2,375)	(4,603)
Deferred revenue	(10,517)	(4,836)	(5,681)	2,872	3,589	(717)
Income taxes payable	11,815	10,495	1,320	35,271	26,176	9,095
Accrued compensation	14,128	10,157	3,971	36,506	25,409	11,097
Reduction of Australian litigation reserve	(2,091)	—	(2,091)	(2,091)	—	(2,091)
Accounts payable and accrued liabilities	(439)	(228)	(211)	2,789	(473)	3,262
All other	(1,244)	571	(1,815)	(2,248)	1,468	(3,716)
Cash provided by operating activities	$28,380	$29,598	$(1,218)	$72,876	$69,027	$3,849

Segment Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue
Individual	$23,667	$20,389	16.1%		$71,897	$58,892	22.1%
Advisor	29,336	24,397	20.2%		85,522	70,468	21.4%
Institutional	60,845	38,569	57.8%		165,751	103,437	60.2%
Eliminations	(1,989)	(1,534)	29.7%		(6,179)	(4,659)	32.6%
Consolidated revenue	$111,859	$81,821	36.7%		$316,991	$228,138	38.9%

Operating income (loss)
Individual	$6,187	$5,509	12.3%		$17,980	$17,293	4.0%
Advisor	8,668	7,719	12.3%		23,558	20,196	16.6%
Institutional	20,676	9,661	114.0%		53,467	25,674	108.3%
Corporate items and eliminations	(4,086)	(2,352)	73.7%		(11,087)	(5,969)	85.7%
Consolidated operating income	$31,445	$20,537	53.1%		$83,918	$57,194	46.7%

Operating margin
Individual	26.1%	27.0%	(0.9	)pp	25.0%	29.4%	(4.4	)pp
Advisor	29.5%	31.6%	(2.1	)pp	27.5%	28.7%	(1.2	)pp
Institutional	34.0%	25.0%	9.0	pp	32.3%	24.8%	7.5	pp
Consolidated operating margin	28.1%	25.1%	3.0	pp	26.5%	25.1%	1.4	pp

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

This segment accounted for 22.7% of our consolidated revenue before intersegment eliminations in the first nine months of 2007, compared with 25.8% in the same period in 2006.

	Three Months Ended September 30				Nine months ended September 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$23,667	$20,389	16.1%		$71,897	$58,892	22.1%
Operating income	$6,187	$5,509	12.3%		$17,980	$17,293	4.0%
Operating margin (%)	26.1%	27.0%	(0.9	)pp	25.0%	29.4%	(4.4	)pp

In the third quarter of 2007, revenue for the Individual segment increased $3.3 million compared with the same period in 2006. In the first nine months of 2007, revenue for the Individual segment increased $13.0 million compared with the prior-year period.  Acquisitions contributed $0.7 million to the Individual segment revenue in the third quarter of 2007 and $5.1 million in the year-to-date period.

Growth in Morningstar.com Premium Membership and Internet advertising sales drove about 60% of the segment’s organic revenue increase in both periods. The number of subscriptions for Morningstar.com Premium service continued to expand steadily, and Internet advertising sales growth remained strong. Subscriptions for Morningstar.com Premium service increased to 177,045 as of September 30, 2007 compared with 161,001 as of September 30, 2006. Newletters also contributed to the growth in segment revenue, though to a much lesser degree.

Operating expense increased $2.6 million, or 17.4%, in the third quarter compared with the third quarter of 2006, and in the year-to-date period, operating expense increased $12.3 million, or 29.6%, compared with the same period in 2006. Compensation expense generated most of the increase in operating expense in both periods. The Aspect Huntley acquisition also contributed to expense growth for the year-to-date period, and to a lesser degree to the quarter.

In the third quarter of 2007, operating income for the Individual segment increased $0.7 million compared with the prior-year quarter. In the first nine months of 2007, Individual segment operating income increased $0.7 million from the same period in 2006.  The segment’s margin declined by 0.9 percentage points in the quarter and 4.4 percentage points for the year-to-date period compared with the same periods in 2006. The decline in the margin is partially due to the lower margins associated with the Aspect Huntley operations. An increase in marketing expense as a percentage of revenue, reflecting our significantly expanded direct mail campaigns in the first quarter of 2007, also contributed to the year-to-date margin decline.

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

In the first nine months of 2007, this segment accounted for 27.0% of our consolidated revenue before intersegment eliminations, compared with 30.9% in the same period in 2006.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$29,336	$24,397	20.2%		$85,522	$70,468	21.4%
Operating income	$8,668	$7,719	12.3%		$23,558	$20,196	16.6%
Operating margin (%)	29.5%	31.6%	(2.1	)pp	27.5%	28.7%	(1.2	)pp

In the Advisor segment, results for the prior-year period included some one-time revenue that didn’t recur in 2007. In the third quarter of 2006, we recognized $1.3 million in revenue when we eliminated a redundant license following the merger of two clients. Despite this positive factor not recurring in 2007, Advisor segment revenue grew $4.9 million, or 20.2%, in the third quarter and $15.0 million, or 21.4%, in the first nine months of 2007 compared with the prior-year periods. Acquisitions contributed $1.4 million of revenue in the third quarter and $4.5 million in the year-to-date period of 2007.

In terms of percentage growth, acquisitions contributed approximately 6 percentage points of the revenue growth in both the third quarter and year-to-date periods.

Morningstar Advisor Workstation drove the majority of the revenue increase in both periods. We continued to see strong expansion in the Enterprise Edition of Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 173,877 as of September 30, 2007, compared with 121,179 as of September 30, 2006. Part of this growth reflects expansions in the scope of some contracts to full-site licenses (where we include all eligible advisors in our total license count), from tool-only licenses (where we include a smaller number of advisors based on actual usage).

Morningstar Managed Portfolios also contributed to revenue growth in the segment in both periods, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $2.2 billion as of September 30, 2007, compared with $1.6 billion as of September 30, 2006. Principia revenue declined slightly in the third quarter and the year-to-date periods of 2007. The number of subscriptions for Principia increased to 49,303 as of September 30, 2007, compared with 48,944 as of September 30, 2006. In March 2007, we introduced two new Principia modules, Presentations & Education and Asset Allocation, which contributed to the increase in the number of subscriptions.

Operating expense in the third quarter of 2007 was up approximately $4.0 million, or 23.9%, compared with the same quarter in 2006, and increased $11.7 million, or 23.3%, in the first nine months of 2007 compared with the prior-year period. Compensation-related expense accounted for more than 40% of the increase in operating expense.  In addition, acquisitions accounted for a portion of the increase in expense across all cost categories.

In the third quarter of 2007, operating income for the Advisor segment rose $1.0 million compared with the prior-year third quarter, and increased $3.4 million in the first nine months of 2007 compared with the same period in 2006. Operating margin in the third quarter and year-to-date periods of 2007 declined by 2.1 percentage points and 1.2 percentage points, respectively, over the same periods in 2006. In 2006, the operating income was positively impacted by the $1.3 million of revenue from the elimination of a redundant license following the merger of two clients; no similar transaction occurred in 2007. This revenue added about 3.8 percentage points to the segment’s operating margin in the third quarter of 2006. Without this favorable effect of this revenue in the prior-year period, the segment’s operating margin would have increased in the third quarter of 2007.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media outlets, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning eight core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; the institutional Workstation product acquired from Standard & Poor’s; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software.

The Institutional segment made up 52.3% of our consolidated revenue before intersegment eliminations in the first nine months of 2007, compared with 45.3% in the same period in 2006. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics($000)	2007	2006	Change		2007	2006	Change
Revenue	$60,845	$38,569	57.8%		$165,751	$103,437	60.2%
Operating income	$20,676	$9,661	114.0%		$53,467	$25,674	108.3%
Operating margin (%)	34.0%	25.0%	9.0	pp	32.3%	24.8%	7.5	pp

In the third quarter of 2007, revenue for the Institutional segment increased $22.2 million compared with the third quarter of 2006, and year-to-date revenue increased $62.4 million from the same period in 2006. Acquisitions contributed $8.1 million and $25.8 million of revenue to this segment in the third quarter and year-to-date periods, respectively. Revenue from acquisitions in the third quarter of 2007 mainly consists of revenue from the mutual fund data business acquired from Standard & Poor’s. In the 2007 year-to-date period, revenue from acquisitions also includes revenue related to the Ibbotson and Aspect Huntley acquisitions. In terms of percentage growth, acquisitions contributed 21 percentage points of the quarter’s 57.8% revenue increase compared with the third quarter of 2006; year-to-date, acquisitions contributed approximately 25 percentage points of the 60.2% year-to-date revenue growth compared with the same period in 2006.

Excluding revenue from acquisitions, on a product level, Investment Consulting drove more than half of the segment’s organic revenue increase in the third quarter mainly because of substantial growth in assets under advisement mainly among existing clients. Licensed Data and Morningstar Direct also contributed to the increase in segment revenue, but to a lesser extent. These three products were also the primary contributors to the year-to-date revenue increase excluding acquisitions.

Morningstar provided advisory services on approximately $91.4 billion in assets as of September 30, 2007 (including $54.5 billion for Morningstar Associates and $36.9 billion for Ibbotson Associates). As of September 30, 2006, we provided advisory services on approximately $47.6 billion in assets (including $35.0 billion from Morningstar Associates and $12.6 billion from Ibbotson Associates).

The number of worldwide licenses for Morningstar Direct increased to 1,908 as of September 30, 2007, a 57.4% increase from 1,212 as of September 30, 2006, reflecting strong license growth in non-U.S. markets as well as the United States.

As of September 30, 2007, approximately 9.0 million retirement plan participants had access to the advice and guidance services offered though Morningstar Retirement Manager, through approximately 72,000 plan sponsors and 23 plan providers. Approximately 6.2 million plan participants had access to Advice by Ibbotson through approximately 56,000 plan sponsors and eight plan providers as of the same date. We had $12.8 billion in assets under management in managed retirement accounts (including $11.8 billion for Advice by Ibbotson and $1.0 billion for Morningstar Retirement Manager) as of September 30, 2007, compared with $7.2 billion (including $6.7 billion for Advice by Ibbotson and $513.7 million for Morningstar Retirement Manager) as of September 30, 2006.

Operating expense increased $11.3 million, or 39.1%, in the third quarter compared with the prior-year quarter, and in the year-to-date period, operating expense increased $34.5 million, or 44.3%, compared with the same period in 2006. Operating expenses associated with our acquired businesses contributed a significant portion of the operating expense increase in both the quarter and year-to-date periods. These additional expenses are included throughout the expense categories, but had the largest impact on compensation expense. Compensation and bonus expense, including compensation expense from our acquired businesses, made up about 60% of the increase in operating expenses.

In the third quarter of 2007, operating income for the Institutional segment increased $11.0 million compared with the third quarter of 2006. Operating margin in the third quarter improved by 9.0 percentage points over the prior-year quarter. In the year-to-date period, operating income increased $27.8 million compared with the same period in the prior year and operating margin improved 7.5 percentage points. The margin improvement was largely driven by continued growth in higher-margin services, such as Investment Consulting. In addition, some of our acquired operations had a positive effect on the operating margin for both periods.

Corporate and Eliminations

This category includes amortization expense related to intangible assets. These intangible assets are mainly recorded when we allocate the purchase price for acquisitions. In addition, this category includes capitalized internal product development costs (which result in a reduction of expense) and related amortization expense. The following table shows the components of corporate and eliminations expense that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics($000)	2007	2006	Change	2007	2006	Change
Depreciation and amortization	$4,068	$2,868	41.8%	10,985	$6,667	64.8%
Other	18	(516)	NMF	102	(698)	NMF
Corporate items and eliminations	$4,086	$2,352	73.7%	$11,087	$5,969	85.7%

In both the third quarter and first nine months of 2007, corporate items and eliminations increased almost entirely because of additional amortization expense related to intangible assets from acquisitions. Amortization of intangible assets increased $1.5 million in the third quarter and $4.9 million year-to-date. In 2006 and 2007, we made four key acquisitions. As part of these acquisitions, we assigned $105.8 million to intangible assets other than goodwill. We amortize these intangible assets over their estimated lives, ranging from five to 20 years. Some of the purchase price allocations are preliminary and therefore the values assigned to intangible assets are subject to further revisions. As a result, the amount of amortization expense related to intangible assets may change in future periods.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2007	2006	2007	2006
Equity in net income of unconsolidated entities	$417	$1,100	$1,409	$2,405

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd (Morningstar Korea), Morningstar Danmark A/S (Morningstar Denmark), and Morningstar Sweden AB (Morningstar Sweden). In the third quarter of 2007, equity in net income of unconsolidated entities decreased $0.7 million compared with the third quarter of 2006. This amount declined by $1.0 million for the first nine months of 2007 compared with the prior-year period. The decrease in both periods was driven mainly by lower equity income from MJKK compared with the same periods in 2006. In the third quarter of 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $1.0 million. For more information about our investments in unconsolidated entities, refer to Note 7 of the Notes to our Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2007	2006	2007	2006
Interest income, net	$1,812	$1,169	$4,998	$3,086
Other income (expense), net	408	(31)	103	(343)
Non-operating income, net	$2,220	$1,138	$5,101	$2,743

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $0.6 million in the third quarter and $1.9 million in the first nine months of 2007 compared with the same periods in 2006. We generated more interest income because of higher balances for cash, cash equivalents, and investments in the first nine months of 2007 compared with the first nine months of 2006, as well as higher returns on these invested balances.

Other income (expense) mainly consists of foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from Morningstar Japan K.K.

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

The following table presents our effective income tax expense rate:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2007	2006	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$33,665	$21,675	$89,019	$59,937
Equity in net income of unconsolidated entities	417	1,100	1,409	2,405
Total	$34,082	$22,775	$90,428	$62,342
Income tax expense	$14,229	$9,228	$36,516	$24,450
Effective income tax expense rate	41.7%	40.5%	40.4%	39.2%

In the third quarter and year-to-date periods of 2007, our effective income tax expense rate increased 1.2 percentage points compared with the same periods in 2006. The increase primarily reflects an increase to our overall U.S. state tax rate in 2007.  In addition, in the third quarter of 2007 we recorded additional state income tax expense of $0.7 million related to a change in state tax law enacted in the third quarter of 2007. While we expect the enacted change to have a favorable impact on our effective income tax expense rate starting in 2008, we recorded a state income tax expense in the third quarter of 2007 to reflect an overall decrease in our net deferred tax assets as of the date of enactment. We expect to realize a lower tax benefit when our net deferred tax assets are utilized in future periods.

In both 2007 and 2006, our effective income tax expense rate reflects the fact that we have not recorded an income tax benefit related to losses recorded by certain of our non-U.S. operations.  In the year non-U.S. entities record a loss, we historically have not recorded a corresponding tax benefit, thus increasing our effective tax rate. To the extent our international operations become profitable, the foreign net operating losses may become deductible in certain international tax jurisdictions.  We evaluate whether it is more likely than not that the tax benefits related to net operating losses will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. Upon determining that it is more likely than not that the net operating losses will be realized, we reduce the tax valuation allowances related to these net operating losses, which results in a reduction to our income tax expense and our effective income tax rate in the period.

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

Cash and Cash Equivalents

As of September 30, 2007, we had cash, cash equivalents, and investments of $193.1 million, an increase of $29.3 million compared with $163.8 million as of December 31, 2006. During the first nine months of 2007, we were able to generate sufficient cash to more than offset payments related to acquisitions, bonuses, income taxes, and capital expenditures.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. In the first nine months of 2007, cash provided by operating activities was $72.9 million, compared with $69.0 million in the first nine months of 2006. Although our net income (adjusted for non-cash items) increased by $21.8 million in the first nine months of 2007, changes in our net operating assets and liabilities reduced this cash flow benefit. We paid $12.3 million more in bonuses in the first nine months of 2007 compared with the same period in 2006. In addition, in the first nine months of 2007, we paid $18.0 million more in income taxes compared with 2006. In 2006, our cash flow from operations reflected lower tax payments as a result of the $13.0 million cash tax benefit we received from the Ibbotson acquisition. Because this benefit did not recur in 2007, our income tax payments increased in 2007. The payment related to the Australian litigation also reduced the cash flow from operations in the first nine months of 2007. These cash outflows were partially offset by the positive cash impacts associated with increases in accrued compensation and income taxes payable.

Cash Used for Investing Activities

Cash used in investing activities arises primarily from three areas: net purchases of investments, acquisitions, and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first nine months of 2007, we used $108.5 million of cash for investing activities, compared with $112.2 million in the first nine months of 2006.

Cash used for acquisitions, net of cash acquired, was $60.3 million in the first nine months of 2007 and $116.9 million in the first nine months of 2006. Cash used for acquisitions also includes transaction costs directly related to the acquisitions. In the first quarter of 2007, we paid $52.1 million primarily for the acquisition of Standard & Poor’s mutual fund data business.  In the second quarter of 2007, we paid $2.9 million for transaction costs directly related to the acquisition of Standard & Poor’s mutual fund data business and for our purchase of the remaining 2% share ownership in Morningstar Europe. In the third quarter of 2007, cash paid for acquisitions, net of cash acquired, was $5.3 million and includes the post-closing adjustment related to the acquisition of Standard & Poor’s mutual fund data business and the final payment related to the Aspect Huntley acquisition.  In 2006, we acquired Ibbotson, Aspect Huntley, and the database division of InvestorForce.

In the first nine months of 2007, we reallocated some cash and cash equivalents to investments using cash considered excess to our immediate operating needs. Because of this, purchases of investments exceeded proceeds from sales of investments by $38.8 million. In the first nine months of 2006, proceeds from the sale of investments exceeded purchases of investments by $7.8 million. We sold some investments to have sufficient cash balances available for our acquisitions of Ibbotson and Aspect Huntley.

As of September 30, 2007 and December 31, 2006, our investments, consisting primarily of fixed-income securities, were $106.7 million and $67.6 million, respectively.

Capital expenditures were $9.4 million in the first nine months of 2007, compared with $2.9 million in the prior-year period. Capital spending increased because of spending in three areas: computer hardware to keep our operations up and running in the event of a disaster, design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations, and leasehold improvements for our new office space for our operations in Canada, Europe, and Australia. We anticipate that our capital expenditures in 2007 will be approximately $13.0 million.  We anticipate that in 2008, our capital expenditures will be significantly higher than in previous years primarily because of the build-out of our new corporate headquarters in Chicago.

Cash Provided by Financing Activities

Cash provided by financing activities was $24.9 million in the first nine months of 2007 compared with $22.0 million in the first nine months of 2006. The increase from the prior year primarily reflects a $4.5 million increase in the amount of excess tax benefits from the amount of stock option exercises and vesting of restricted stock units. Proceeds from stock option exercises declined by $1.6 million compared with the prior-year period. In the first nine months of 2007, employees exercised approximately 1,269,000 stock options compared with 1,330,000 options exercised in the prior-year period.

Acquisitions

Acquisition of the minority ownership of Morningstar Europe NV

Morningstar Europe NV is the holding company for Morningstar’s European subsidiaries. Morningstar, Inc., the U.S. parent company, owned 98% of the shares of Morningstar Europe NV. Stadsporten Citygate AB (Citygate) owned the remaining 2% of the shares. In April 2007, Morningstar acquired the remaining 2% share ownership from Citygate for $1.0 million in cash. As a majority owned subsidiary, the financial results of Morningstar Europe NV have been included in our Unaudited Condensed Consolidated Financial Statements for all periods presented.

Standard & Poor’s mutual fund data business

In March 2007, we acquired the mutual fund data business from Standard & Poor's for $57.7 million in cash including post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. The mutual fund data business consists of data and products covering approximately 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. Approximately 80% of the mutual fund data business acquired from Standard & Poor's is outside the United States. We began including the results of this acquisition in our Unaudited Condensed Consolidated Financial Statements on March 16, 2007.

Institutional Hedge Fund and Separate Account Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc., a financial software and data integration company based in Wayne, Pennsylvania, for $10.1 million in cash, including transaction-related costs. We began including the results of the hedge fund and separate account database division in our Unaudited Condensed Consolidated Financial Statements on August 1, 2006.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for $23.4 million including transaction costs directly related to the acquisition and post-closing adjustments. We began including the results of Aspect Huntley’s operations in our Unaudited Condensed Consolidated Financial Statements on July 25, 2006.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $86.2 million in cash, including transaction costs directly related to the acquisition and post-closing adjustments for working capital and other items. We began including the results of Ibbotson’s operations in our Unaudited Condensed Consolidated Financial Statements on March 1, 2006.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of November 1, 2007:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through November 1, 2007	Projected Beneficial Ownership(1)
Joe Mansueto Chairman and Chief Executive Officer	03/21/07	12/31/07	1,180,000	Shares to be sold ratably over the course of the plan	1,097,114	28,109,700
	09/12/07	12/31/08	1,120,000	Shares to be sold ratably over the course of the plan beginning January 2, 2008	—	26,989,700
Cheryl Francis Director	09/12/07	12/14/08	20,000	Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price beginning January 7, 2008	—	32,824
Tao Huang Chief Operating Officer	09/12/07	05/30/08	97,500	Monthly increments of up to 12,187 shares	24,974	1,390,303
Steve Kaplan Director	06/22/07	11/30/07	31,999	Monthly increments of up to 8,000 shares	24,000	64,001
Jack Noonan Director	08/22/06	12/10/07	60,000	Monthly increments of up to 4,000 shares	52,000	80,824
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310	Weekly increments of up to 17,500 shares	457,100	505,052
John Rekenthaler Vice President, Research and New Product Development	09/28/07	10/31/08	20,500	Weekly increments of up to 2,000 shares	2,000	246,311
Paul Sturm Director	03/21/07	04/30/08	120,000	Biweekly increments of up to 5,000 shares	70,000	235,824

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2007, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2007 and restricted stock units that will vest by November 29, 2007.  The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2007.  Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of September 30, 2007, our investments, consisting primarily of fixed-income securities, were $106.7 million. Based on our estimates, a 100 basis point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.4 million.

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

Morningstar carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Item 6.            Exhibits

(a) Exhibits

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: November 7, 2007	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer