Form 10-K
period 2007-12-31
Morningstar, Inc.
filed 2008-03-07
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2007 was $613,838,993.

As of February 29, 2008, there were 45,375,260 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. Our company also provides asset management services for advisors, institutions, and retirement plan participants. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, and Japan. Morningstar serves approximately 6.1 million individual investors, 240,000 financial advisors, and 2,400 institutional clients. We have operations in 18 countries and hold minority ownership positions in companies located in three other countries.

We maintain a series of comprehensive databases on 10 key types of investments, most of which are widely used by investors globally. After building these databases, we add additional value and insight to the data by investing in our core skills of research, technology, and design. As of December 31, 2007, we provided extensive data on more than:

·                  21,000 mutual fund share classes in the United States;

·                  89,000 mutual funds and similar vehicles in international markets;

·                  12,000 stocks;

·                  7,700 hedge funds;

·                  7,300 separate accounts and collective investment trusts;

·                  92,000 variable annuity/life subaccounts and policies;

·                  24,000 insurance, pension, life funds;

·                  1,400 exchange-traded funds;

·                  2,300 closed-end funds;

·                  80 state-sponsored college savings plans (commonly known as Section 529 College Savings Plans); and

·                  80 years of capital markets data capturing performance of 19 market indexes.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products in multiple media to three key market segments around the world.

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

In 2007, we completed a major initiative to develop data without survivorship bias. We’re now including “dead” funds (those that have merged or liquidated) in our category averages and percentile ranks to give investors a more accurate representation of fund performance. We’ve also enhanced our research to better reflect derivatives and short positions. Our portfolio statistics now reflect how these financial instruments and trading strategies affect a fund’s asset allocation and risk profile. In addition, we enhanced the methodology for our mutual fund Stewardship Grades.

Over the past several years, we’ve expanded our research efforts on individual stocks and have worked to popularize the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett, and margin of safety, which reflects the size of the discount in a stock’s price relative to its estimated value. The Morningstar Rating for stocks is based on the stock’s current price relative to our analyst-generated fair value estimates, as well as the company’s level of business risk and economic moat. We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors’ capital.

We’ve also developed in-depth advice on security selection and portfolio building to meet the needs of investors looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

The Morningstar Rating

We provide Morningstar Ratings on mutual funds, stocks, separate accounts, exchange-traded funds, hedge funds, and closed-end funds, as well as variable annuity/life portfolios and subaccounts. For managed investment products, the Morningstar Rating brings performance and risk together into one evaluation, with the top 10% of rated offerings receiving 5 stars and the bottom 10% receiving 1 star. The Morningstar Rating for stocks is based on the difference between a stock’s current market price and our analyst-generated fair value estimate. It also incorporates our assessment of the company’s level of business risk and economic moat, or competitive advantage.

The Morningstar Style Box

We provide three levels of detail for the Morningstar Style Box: a basic grid illustrating the overall style of a stock or fund, a basic Ownership Zone illustrating the area of the Style Box in which most of the fund’s holdings tend to fall, and a detailed Ownership Zone that plots precisely where the fund’s holdings fall within the Style Box. For the hypothetical mutual fund shown here, the first illustration shows that the funds overall style emphasizes large-capitalization stocks with a blend of value and growth characteristics.

The second illustration shows that most of the fund’s investments fall into the large-capitalization range and that the fund puts slightly more emphasis on growth stocks than value-oriented stocks.

The third illustration shows the complete distribution of the fund’s holdings. Because some individual holdings have extremely large market capitalizations, they land outside the traditional Style Box range.

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

We operate our business in three segments: Individual, Advisor, and Institutional.  We believe that individual investors, financial advisors, and institutional clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To help meet the market need for integrated solutions, one of our key strategies is to focus our product offerings on our three major platforms:

·  Morningstar.com for individual investors;

·  Morningstar Advisor Workstation for financial advisors; and

·  Morningstar Direct for institutional investment research professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. We believe we can achieve deeper penetration of our current audiences with each of these platforms, as well as extend their reach to new customers. With Morningstar.com, we’re focusing on expanding beyond our core audience of mutual fund investors by attracting more stock investors and continuing to expand our reach with our core audience of experienced and engaged investors. We plan to continue intensifying and improving the Morningstar.com customer experience by upgrading the site’s content, speed, and relevance to all users. With Advisor Workstation, we plan to build on our large installed base by continuing to add functionality, such as portfolio accounting, client management, and retirement income tools, which will help us reach more advisors around the world. With Morningstar Direct, we plan to continue an aggressive development program to provide data and analysis on securities and investments around the world. We’re focusing on expanding functionality, selling more licenses to existing clients, and reaching new clients.

2.             Become a global leader in funds-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, funds-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets—including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors—totaled more than $1.9 trillion as of December 31, 2007. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

Our investment management programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds to combine quantitative research with a qualitative assessment of manager skill and investment style.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet specific investment time horizons and risk levels. Through our Retirement Advice platform, which includes Morningstar Retirement Manager and Advice by Ibbotson, we also offer managed account services. We offer these managed accounts for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which select investment options and make retirement planning choices for the participants. We believe that retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning. In addition, the Pension Protection Act of 2006 may encourage plan sponsors to adopt managed accounts as a default investment option.

In addition to the assets we manage directly, we had a total of $97.5 billion in assets under advisement in our Investment Consulting business as of December 31, 2007. We significantly expanded our assets under advisement in 2007, with the majority of the growth driven by new asset flows to existing client portfolios, both from Ibbotson Associates and Morningstar Associates. Our consulting business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We see continued potential to develop this part of our business, including in markets outside the United States. We plan to continue building this business by focusing on performance and client support, building new relationships, and developing new portfolio strategies and products.

3.             Expand the range of services we offer investors, financial advisors, and institutional clients.

We plan to expand our product offerings to better meet the needs of investors. We plan to continue building new databases for additional types of investments, including various types of funds outside the United States and other widely used investment products. We expect to expand our product offerings in five primary areas:

·                  Enhance our expertise in 10 key investment databases and look for opportunities to develop new databases. We currently provide extensive data on mutual funds, stocks, hedge funds, separate accounts, variable annuities, pension and life funds, exchange-traded funds, closed-end funds, 529 plans, and capital markets. Our data is the foundation for all of the products and services we offer. When we build investment databases, we intend to own the data whenever possible and minimize license agreements with outside data providers. We also focus on proprietary, value-added data, such as our comprehensive data on current and historical portfolio holdings for mutual funds and variable annuities. Within each database, we continuously update our data to maintain timeliness and expand the depth and breadth of coverage. We expect to continue building out additional databases, focusing on investment products that are widely used by large numbers of investors. We also plan to continue our efforts to establish our databases as the pre-eminent choice for individual investors, financial advisors, and institutional clients in markets around the world.

·                  Expand and leverage our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund’s portfolio. As of December 31, 2007, we provided analyst research on more than 2,100 companies, plus an additional 250 companies listed in Australia. We’ve focused on building both depth and breadth of coverage by adding additional coverage on initial public offerings and other areas.

                        We currently provide research to six major investment banks under the terms of the Global Analyst Research Settlement, which covers the five-year period ending in July 2009. We’re working to sell and distribute our equity research through a variety of other channels, including through financial advisors, buy-side firms, and companies outside of the United States. We believe that investors’ increasing awareness of the value of independent research will strengthen our business over the long term.

                        We’ve also expanded our proprietary stock database, which we view as an important complement to our analyst research. We currently have data coverage on approximately 12,000 companies based in the United States, Canada, and Australia. Following our acquisition of the Hemscott businesses (described in more detail below), we expect to expand the number of companies covered in the United Kingdom, Ireland, and Europe, as well as add more data history and management and director information on many of the companies already in our database. We expect that our combined equity database will include comprehensive data coverage on approximately 20,000 companies after integrating Hemscott’s data.

·                  Expand our capabilities in hedge fund research. We plan to expand our research and data on hedge funds with the goal of making the hedge fund industry more transparent to investors. Hedge funds worldwide held more than $1.9 trillion in investor assets as of December 31, 2007, based on data from Hedge Fund Research, Inc. Offering data on hedge funds is a natural extension of our work on other managed investment vehicles. We now provide comprehensive data on about 7,700 hedge funds.

·                  Continue developing retirement income capabilities. As the baby boom generation approaches retirement, we believe many investors will need more information to help them manage income during retirement. We believe these trends will lead to a greater need for information and tools focusing on retirement income planning and long-term savings strategies. We currently offer Retirement Income Strategist, a Web-based financial planning tool that allows financial advisors to create comprehensive income analyses for clients who are in or approaching retirement, as part of our Advisor Workstation platform. We’ve developed several retirement income services for institutional clients within our Investment Consulting area, and we plan to incorporate additional retirement income tools and services in other products over the next several years.

·                  Continue expanding our index business. Over the past several years, we’ve developed a series of proprietary investment indexes. The Morningstar Indexes are rooted in our proprietary research, with each index vetted for appropriateness and investment value. They can be used for precise asset allocation and benchmarking and as tools for portfolio construction and market analysis. All of our indexes are based on transparent, rules-based methodologies that are back-tested and supported by original research papers.  Each is backed by rigorous research to help investors understand, invest in, and monitor the capital markets. Consistent methodology and objective rules make the indexes well-suited for creating index-linked investment products, such as exchange-traded funds, mutual funds, and structured products. We plan to increase the number of indexes we offer, including in markets outside of the United States.

4.             Expand our international brand presence, products, and services.

Over the past several years, we have expanded our product offerings outside the United States. Our recent acquisitions of several Hemscott businesses, the mutual fund data business from Standard & Poor’s, and Aspect Huntley (described in more detail below) all significantly expanded our operations outside of the United States. Our operations outside of the United States generated $89.7 million in revenue in 2007, including $31.7 million from acquisitions, compared with $44.3 million in 2006. We plan to continue expanding our non-U.S. operations to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world’s investable assets are located outside of the United States, we believe there are significant opportunities for us in non-U.S. markets. Our strategy is to focus our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct. We also plan to increase our sales staff, build a larger analyst team outside the United States, and explore new markets, such as India, Latin America, and South Africa.

Acquisitions

The majority of our revenue has been driven by organic growth as we’ve introduced new products and services and expanded our marketing efforts for existing products. However, we have made and expect to continue making selective acquisitions that support our four key growth strategies. In reviewing potential acquisitions, we plan to focus on transactions that:

·                  offer a good strategic fit with our mission of creating great products that help investors reach their financial goals;

·                  help us build our proprietary investment databases, research capabilities, technical expertise, or customer base faster and more cost effectively than we could if we built them ourselves; and

·                  offer a good cultural fit with our entrepreneurial spirit and brand leadership.

Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings LLC. This acquisition fits our strategies of building a premier global equity database and expanding our presence outside the United States. The acquisition significantly strengthens our equity coverage and adds decades of additional data history to our existing stock data coverage, as well as management and director information for United States, United Kingdom, and Canadian companies. As part of the transaction we also acquired a sizable data operation in India, a leading investor Web site in the United Kingdom, and a UK-based investor relations Web site business that leverages our data and analytics for investor relations professionals. We paid $51.6 million in cash for the acquisition, subject to working capital adjustments.

Mutual fund data business acquired from Standard & Poor’s

In March 2007, we acquired the mutual fund data business from Standard & Poor’s for $57.8 million in cash including post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. The mutual fund data business consists of data and products covering approximately 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. Approximately 80% of the mutual fund data business acquired from Standard & Poor’s is outside the United States.

We have also made other acquisitions over the past several years. For more information, refer to Note 7 of the Notes to our Consolidated Financial Statements.

Business Segments, Products, and Services

We divide our business operations into three segments:

·                  Individual, which focuses on products and services for individual investors;

·                  Advisor, which focuses on products and services for financial advisors; and

·                  Institutional, which focuses on products and services for institutional clients, including banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors.

The table below shows our revenue by business segment for each of the past three years:

	2007		2006		2005
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Individual	$97,299	22.4%	$80,706	25.6%	$63,448	27.9%
Advisor	115,739	26.6	94,694	30.0	72,689	32.0
Institutional	230,329	52.9	146,085	46.4	95,947	42.2
Elimination of intersegment revenue	(8,260)	(1.9)	(6,310)	(2.0)	(4,970)	(2.1)
Consolidated revenue	$435,107	100.0%	$315,175	100.0%	$227,114	100.0%

For information on segment operating income (loss), refer to Note 5 of the Notes to our Consolidated Financial Statements.

Individual Segment

For individual investors, our largest product based on revenue is our U.S.-based Web site, Morningstar.com, which includes our Premium Membership service and sales of Internet advertising space. Morningstar.com is consistently mentioned in major business publications as one of the best investment sites on the Web. Our Individual business segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through the Premium Membership service on Morningstar.com. Our independent equity research is also distributed through six major investment banks to meet the requirement for independent research under the Global Analyst Research Settlement, which covers the five-year period ending in July 2009. In addition, we distribute our research to several other companies who provide our analyst reports and research to their affiliated financial advisors or to individual investors.

We also offer several print and online publications focusing on stocks, mutual funds, personal finance, and other investing topics. We sell several investment newsletters, including Morningstar FundInvestor and Morningstar StockInvestor; and annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. This segment also includes several newsletters and other publications for investors in Australia. In 2007, about 10% of Individual segment revenue was from outside of the United States.

We offer free local Web sites for investors in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, the Netherlands, New Zealand, Norway, People’s Republic of China, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom. Our Web sites and publications for individual investors reach approximately 6.1 million investors worldwide.

Within the Individual business segment, most of our products target experienced investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners. Our client base in this segment consists of more than 280,000 paying customers, including 180,366 Premium members of Morningstar.com and approximately 100,000 subscribers who purchase our investment newsletters designed for individual investors. Following the Hemscott acquisition, we also have an additional 1,800 Premium subscribers for Hemscott.com in the United Kingdom. Approximately 3,800 public and private libraries in the United States subscribe to our services. We also offer a series of books and workbooks about investing, as well as formatted printable reports on individual securities.

We promote our individual investor products primarily through traditional direct mail, e-mail, promotions on our 24 investor Web sites worldwide, public relations, and advertising on related Web sites.

Our strategy is to increase the number of investors who sign up for Morningstar.com Premium Membership by continuing to develop and promote Premium content such as analyst reports, Fund Analyst Picks and Pans, and value-added portfolio tools, which we market to registered users and other investors. We use search marketing as a core marketing strategy for Morningstar.com. This includes working to optimize our site’s ranking in the search results that appear when users search for information about investing and purchasing advertisements on third-party sites such as Yahoo! and Google that can bring investors to relevant content on Morningstar.com.

In the Individual business segment, we compete with the personal finance Web sites of AOL Money & Finance, CNN Money, Google Finance, MarketWatch, MSN Money, The Motley Fool, SmartMoney.com, The Street.com, The Wall Street Journal Online, and Yahoo! Finance. Our print publications compete with Agora Publishing, Forbes, The Motley Fool, Phillips Investment Resources, and Value Line in the United States and Australian Wealth Report, Fat Prophets, Intelligent Investor, and The Rivkin Report in Australia.  Our Equity Research services compete with Standard & Poor’s, Value Line, Zacks Investment Research, and several smaller research firms.

We believe the Individual segment has a modest amount of seasonality. The first quarter tends to show more sales activity for Premium Membership on Morningstar.com and our annual reference guides, including the Stocks, Bonds, Bills, and Inflation Yearbook. Sales in the Individual segment tend to be slightly lower over the spring and summer months. However, our diversified product base and recognizing revenue ratably over the term of each subscription moderates the impact of this seasonality.

Our largest customer in the Individual segment made up approximately 6% of segment revenue in 2007.

Morningstar.com

Our largest Web site for individual investors is Morningstar.com in the United States. As of December 31, 2007, the free membership services offered through Morningstar.com had more than 5.8 million registered users worldwide, who have access to comprehensive data on individual stocks, mutual funds, exchange-traded funds, hedge funds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, Morningstar articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray, which helps investors reduce risk and understand key characteristics of their portfolios, and a variety of other portfolio tools.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 2,100 stocks, 2,000 mutual funds, and 165 exchange-traded funds, as well as Analyst Picks and Pans, Stewardship Grades, and Premium Stock and Fund Screeners. We currently offer Premium Membership services in the United States, China, and the United Kingdom.

To help draw investors deeper into Morningstar.com, in 2007 we significantly expanded video content and the number of articles published by our editorial staff. We overhauled the cover pages for the stock and fund areas of the site and improved the conversations area of the site to better highlight user-generated content. We also created an Options Center that includes comprehensive equity option data, education, analysis, and a family of proprietary option volatility indexes.

As of December 31, 2007, we had 180,366 paid Premium subscribers for Morningstar.com in the United States plus an additional 2,100 Premium subscribers in China. Following our January 2008 acquisition of the Hemscott businesses, we had 1,800 Premium subscribers to Hemscott.com in the United Kingdom. We currently charge $16.95 for a monthly subscription, $159 for an annual subscription, $269 for a two-year subscription, and $369 for a three-year subscription for Morningstar.com’s Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com is one of our five largest products based on revenue and was our largest product in the Individual segment in 2007. This product accounted for 8.6%, 9.9%, and 11.2% of our consolidated revenue in 2007, 2006, and 2005, respectively.

Morningstar Equity Research

As of December 31, 2007, we offered independent equity research on more than 2,100 companies, plus an additional 250 companies based in Australia. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm’s competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company’s economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company’s competitive advantage relative to other companies. For the remaining stocks included in our database, we offer quantitative grades for growth, profitability, and financial health, as well as an explanation of the company’s business operations. We currently deliver our equity research to individual investors as part of our Premium Membership service on Morningstar.com and to six major investment banks under the terms of the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

We have significantly expanded our equity research coverage over the past several years. We currently provide analyst reports on virtually all of the most widely held stocks in the S&P 500 index, as well as numerous companies included in other indexes. We continue to expand our analyst staff to support these research efforts and had 112 stock analysts around the world as of December 31, 2007, compared with 100 as of December 31, 2006.

We continue to focus on building our competitive advantage by expanding the breadth and depth of our equity coverage. As part of this effort, in 2007 we increased coverage of initial public offerings, and now cover about 100 pre-IPO and newly public companies.

Pricing for Morningstar Equity Research varies based on the level of distribution, the number of securities covered, the amount of custom coverage required, and the length of the contract term. Morningstar Equity Research, which primarily consists of revenue related to the Global Analyst Research Settlement, was the second-largest product in the Individual segment based on revenue in 2007, following Morningstar.com. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research to their clients. For further discussion about this issue, see Item 1A — Risk Factors.

Newsletters and Other Publications

We offer a variety of print and electronic publications about investing. Some of these include Morningstar Mutual Funds, a reference publication that features our signature one-page reports on approximately 1,600 mutual funds; Morningstar FundInvestor,  a monthly newsletter that provides information and insight on 500 of the most popular mutual funds and a list of 175 Analyst Picks; Morningstar StockInvestor,  a monthly newsletter that focuses on companies with strong competitive positions and stock prices that we believe are low enough to provide investors with a margin of safety; and the Stocks, Bonds, Bills, and Inflation Yearbook, the definitive study of historical capital markets data in the United States. In addition, we offer several other investment newsletters and a series of books about investing in stocks, mutual funds, and exchange-traded funds, which are available directly from us and in bookstores. In early 2008, we published two new investment books, The Ultimate Dividend Playbook and The Little Book that Builds Wealth.

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

We sell our advisor-related products both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing enterprise to use our products. Most of our license agreements in the Advisor segment have terms ranging from one to three years. As of December 31, 2007, we had established relationships with approximately 240,000 financial advisors around the world. Approximately 16% of our Advisor segment revenue was from international sales in 2007. In addition to the U.S. versions of our Advisor products, we offer products for financial advisors in a variety of other countries. For example, we have versions of Advisor Workstation tailored for use in Asia, Australia, Canada, and Europe, and we offer a product similar to Principia in Canada.

Our products for advisors are sold primarily through our sales force, with promotional support from direct mail, online and print advertising, public relations, and conference exhibits. We also use the annual Morningstar Investment Conference to promote our offerings for advisors. We believe that there are opportunities to increase Advisor Workstation sales by attracting additional brokerage firms and investment advisors and increasing revenue per license from existing clients by expanding the amount of functionality licensed. We plan to expand our offerings for financial advisors outside the United States. Our primary competitors in the Advisor segment include Advisor Software, Inc. Advent Software, Interactive Advisory Software, MoneyGuide Pro, Schwab Portfolio Center, Standard & Poor’s, SunGard, and Thomson Financial Services. For Morningstar Managed Portfolios, our primary competitors are AssetMark, Brinker Capital, Curian, Envestnet PMC, FundQuest, Genworth, SEI Investments, and Symmetry.

In the Advisor segment, we typically have higher revenue growth in the second quarter because we hold an annual investment conference in June. Other products in this segment generally have not shown marked seasonality.

Our largest customer in this segment accounted for approximately 3% of segment revenue in 2007.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a Web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm’s back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, exchange-traded funds, hedge funds, and closed-end funds. As of December 31, 2007, more than 175,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Advisor Workstation Enterprise Edition includes a variety of modules, including Retirement Income Strategist, Retirement Income Education Center, Portfolio Builder, Hypothetical Illustrator, and a variety of tools to measure the relative cost and portfolio fit of various types of investments. These modules can be purchased as stand-alone products or combined as part of a full Workstation license. Pricing for the Enterprise Edition varies based on the number of users, as well as the level of functionality offered, and generally ranges between $80 and $2,800 per licensed user. We generally charge $5,000 per user for an annual license for Office Edition.

In 2007, we began selling our Global Hypothetical Illustrator and Portfolio Builder tools in several additional countries, including Canada, Hong Kong, India, and various countries in Europe and Latin America. We launched a local version of Advisor Workstation Office Edition in the United Kingdom and added functionality allowing advisors to create investment policy statements. In addition, we incorporated Ibbotson’s wealth forecasting engine and other asset allocation methodologies into Advisor Workstation Enterprise Edition. We also created a new Site Builder module that helps investment advisory firms build Web sites.

Morningstar Advisor Workstation is one of our five largest products based on revenue and made up 12.6%, 13.7%, and 12.9% of our consolidated revenue in 2007, 2006, and 2005, respectively.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 48,900 subscriptions as of December 31, 2007. The modules offered in Principia provide data on mutual funds, stocks, separate accounts, variable annuity/life subaccounts, exchange-traded funds, closed-end funds, defined contribution plans, asset allocation, and presentations and education. Each module is available separately or together in a CD-ROM format and features searching, screening, and ranking tools. Principia allows advisors to create integrated portfolios for clients and offers three-page Portfolio Snapshot reports that provide a comprehensive picture of the client’s portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients. Principia prices generally range from approximately $675 per year for monthly updates on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $5,335 for all investment universes plus additional modules for asset allocation and presentations and education.  Pricing for Principia Enterprise licenses varies based on the investment universes selected, level of functionality, and number of users and generally starts at about $675 per user.

In 2007, we added two new modules, Asset allocation and Presentations &Education, to the Principia product line.

Principia is one of our five largest products based on revenue and accounted for 6.6%, 9.1%, and 12.7% of our consolidated revenue in 2007, 2006, and 2005, respectively.

Morningstar Managed Portfolios

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet specific investment time horizons and risk levels. This program is only available through financial advisors. Our team of investment professionals uses a disciplined process for asset allocation, fund selection, and portfolio construction. They actively monitor the portfolios and make adjustments as needed. We complement these asset management services with online client-management functions such as risk profiling and access to client statements, transaction capabilities, and performance reports.

We had approximately $2.2 billion in assets under management as of December 31, 2007. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client’s average daily portfolio balance and generally ranges from 0.20% to 0.40% of assets.

In 2007, we launched Managed Portfolios Select Stock Baskets, a managed account service consisting of individually customized stock portfolios based on Morningstar’s proprietary indexes and independent equity research. The Morningstar Indexes form the basis of each stock basket’s investment composition, and the stock basket is tailored to suit an investor’s specific parameters, including sector and industry exposure, stock restrictions, existing holdings, and personal tax situation. Our investment professionals then select stocks for the portfolio using Morningstar’s extensive data and research on the stocks within the index, giving more weight to higher-rated stocks and less weight to stocks with low Morningstar Ratings.

The Morningstar Managed Portfolios program is offered through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc.

In addition to the products described above, we offer a series of FINRA-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts. The materials include our SBBI Kit, which is a collection of presentation materials based on Ibbotson Associates’ Stocks, Bonds, Bills, and Inflation research. In addition, we offer free Web sites for advisors and introduced a new magazine, Morningstar Advisor, in 2007.

Institutional Segment

For institutional clients, our largest products and services based on revenue include:

·                  Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities;

·                  Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds;

·                  Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms;

·                  Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database;

·                  Morningstar Workstation for institutions (formerly S&P Micropal Workstation), a desktop resource for advanced analysis of fund performance;

·                  Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; and

·                  Morningstar EnCorr, an asset allocation software package.

The Institutional segment also includes Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; Morningstar Indexes, a growing product line that currently covers U.S. equities (by style, capitalization, sector, and dividend), commodities, bonds, and equity focus index families; and financial information and data feeds on Australian stocks, which we sell to stock brokers, information providers, and financial Web sites.

As of December 31, 2007, we served approximately 2,400 clients through our Institutional segment, including banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan sponsors and providers. We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. Across the Institutional segment, we’ve established relationships with many of the largest companies in the financial services industry, including AEGON/Transamerica, Prudential, ING, MetLife, and Fidelity. Approximately 27% of our institutional segment revenue is from outside of the United States—primarily in Australia, Canada, and various countries in Europe. We typically sell our institutional products based on a contract term of one to three years.

We market our products for institutions almost exclusively through our sales team. We provide marketing support for our sales team with online and print advertising, public relations, direct mail, and conference exhibits. We also have data reselling agreements with third-party providers of investment tools and applications, allowing us to increase the distribution of our data with minimal additional cost.

For Licensed Data and Investment Profiles & Guides, our primary competitors are Bloomberg, FactSet Research Systems, Lipper, Standard & Poor’s, Thomson Financial, Eurekahedge, eVestment Alliance, and Hedge Fund Research, Inc. For Morningstar Direct, our primary competitors are Bloomberg, eVestment Alliance, FactSet Research Systems, Informa, Lipper, Mercer, MPI Stylus, PerTrac, Strategic Insight, Wilshire, and Zephyr Management. Our Investment Consulting business competes primarily with Lipper, Frank Russell, Mercer, and Wilshire, as well as some smaller firms in the retirement consulting business. In the retirement advice market, we compete primarily with Financial Engines, Guided Choice, Mesirow Financial, and ProManage.

Most products within our Institutional segment have not shown pronounced seasonality.

Our largest customer in the Institutional segment accounted for approximately 9% of segment revenue in 2007.

Investment Consulting

Our Investment Consulting area provides a broad range of services, many of which emphasize investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities. We offer Investment Consulting services primarily through Morningstar Associates, LLC and Ibbotson Associates, Inc., which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc. In both areas, we emphasize contracts where we’re paid a percentage of assets under management for ongoing investment management and consulting, as opposed to one-time relationships where we’re paid a flat fee.

Morningstar Associates generally focuses on a small number of large relationships. We emphasize innovative solutions that improve the investor experience and help our clients build their businesses. We provide customized solutions that help clients differentiate their businesses.

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

In 2006, we significantly expanded our Investment Consulting area when we acquired Ibbotson Associates, which has a well-established consulting business that began in 1977. Ibbotson’s Investment Consulting unit is a leading authority on asset allocation and draws on its knowledge of capital markets and portfolio building to construct portfolios from the top down, starting at the asset class level. Ibbotson develops customized asset allocation programs for mutual fund firms, banks, broker-dealers, and insurance companies.

Ibbotson provides a range of consulting services, including licensing its asset allocation models, providing consulting services, and acting as a portfolio sub-advisor. Ibbotson works with different types of investment options, including mutual funds, variable annuities, and exchange traded funds, and provides both strategic and dynamic asset allocation services. The group offers consulting services and funds-of-funds subadvisory services, as well as tailored model portfolios, fund classification schemes, and questionnaire design.

Pricing for the consulting services we provide through both Morningstar Associates and Ibbotson Associates is based on the scope of work and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for a mutual fund or variable annuity.

In 2007, we expanded the range of investment strategies on which we provide advisory services and continued working to expand our consulting business outside of the United States.

Investment Consulting is currently our largest product based on revenue and accounted for 17.4%, 14.8%, and 9.6% of our consolidated revenue in 2007, 2006, and 2005, respectively.

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

In 2007, we introduced data feeds containing daily net asset values and added information covering hedge funds, global pricing feeds, and returns-based style analysis.

Licensed Data is one of our five largest products based on revenue and accounted for 13.6%, 12.0%, and 14.3% of our consolidated revenue in 2007, 2006, and 2005, respectively.

Retirement Advice

We offer two Retirement Advice offerings that help retirement plan participants plan and invest for retirement: Morningstar Retirement Manager, a service of Morningstar Associates, LLC, and Advice by Ibbotson, a service of Ibbotson Associates, Inc.  Both companies are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc.

Morningstar Retirement Manager is designed to help retirement plan participants determine how much to invest and which investments are most appropriate for their portfolios. It gives clear guidance explaining whether participants’ suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific fund recommendations. Morningstar Retirement Manager includes a managed account service designed for plan participants who choose to delegate management of their portfolios to Morningstar’s investment professionals. We offer these services primarily through retirement plan providers—typically third-party asset management companies or companies that offer administrative services to retirement plans. These providers often offer proprietary mutual funds to retirement plan sponsors and their participants. As of December 31, 2007, approximately 8.8 million plan participants had access to Morningstar Retirement Manager through approximately 75,000 plan sponsors and 22 plan providers. Pricing for Morningstar Retirement Manager depends on the number of participants, as well as the level of service we provide.

Advice by Ibbotson offers a set of services and proprietary software to give retirement plan participants access to investment education, self-service advice, and managed retirement accounts. We offer these services mainly through retirement plan providers. The platform includes installed software advice solutions that can be co-branded by retirement plan sponsors and providers. Advice by Ibbotson combines asset allocation and patented human capital methodologies that help participants determine how to prepare for retirement based on their financial assets as well as their future earnings and savings power. Advice by Ibbotson’s customized software can be integrated with existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. As of December 31, 2007, approximately 6.6 million plan participants had access to Advice by Ibbotson through approximately 60,000 plan sponsors and eight plan providers. Pricing for Advice by Ibbotson depends on the number of participants, as well as the level of service we provide.

Morningstar Workstation for institutions (formerly S&P Micropal Workstation)

With our acquisition of the mutual fund data business from Standard & Poor’s, Morningstar now offers Morningstar Workstation for institutions (formerly S&P Micropal Workstation), an all-inclusive desktop resource for advanced performance analysis of global funds. It provides a comprehensive toolkit for the calculation, benchmarking, and presentation of performance information. Investment professionals can assess global fund performance and suitability using more than 85 calculation options, 85 currencies, and 15,000 indexes. Users can define their own analysis parameters and incorporate private data into performance calculations. Morningstar Workstation includes both standard and customizable templates for data presentation and allows users to easily integrate tables and charts into documents, spreadsheets, and presentations.

Pricing for Morningstar Workstation is based on the number of users and database subscriptions.

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

In 2007, we enhanced Morningstar Direct by incorporating additional data on shorts and derivatives, adding a new alerts feature, enhancing our capabilities in aggregate and custom funds, adding additional charts, and improving the Report Builder functionality. In addition, we increased index coverage to nearly 30,000 global indexes and expanded our coverage in pension and life funds, offshore funds, and other data universes outside the United States. Morningstar Direct had 2,229 licensed users worldwide as of December 31, 2007.

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

Morningstar EnCorr

Morningstar EnCorr is an asset allocation software platform that helps institutional clients create, analyze, and implement asset allocation strategies. This advanced research tool allows investment professionals to develop recommendations and produce portfolios at various risk/reward tradeoffs along the efficient frontier, which is a visual representation of the asset mixes that deliver the highest return per unit of risk. EnCorr incorporates historical data analysis, strategic asset allocation, forecasting, returns-based style analysis, portfolio attribution, and advanced statistical and graphical analyses. Target clients include analysts, investment consultants, registered investment advisors, and portfolio managers.

Pricing for EnCorr is based on the number of licenses purchased. We charge $10,000 for the first user and $3,000 for each additional user.

Morningstar Indexes

Based on the same methodology as the Morningstar Style Box, our 50 real-time indexes track the U.S. equity market by capitalization, investment style, and other traits. They include a broad market index, three capitalization-based indexes, three composite style indexes, nine indexes based on investment style and market capitalization, 15 sector indexes, two dividend indexes, 14 bond indexes, five commodity indexes, and one focused stock index.  These indexes can also be licensed to institutions for creating investment vehicles, including mutual funds, exchange-traded funds (ETFs), and derivative securities. We charge licensing fees for the Morningstar Indexes, with fees consisting of an annual licensing fee as well as fees linked to assets under management.

We currently license the Morningstar Indexes to several institutions which offer exchange-traded funds or exchange-traded notes based on the indexes, including Barclays Global Investors, First Trust, and Claymore Investments.

In 2007, we introduced a series of commodity indexes, which consists of five indexes providing diversified commodity exposure; the Morningstar Bond Index Family, which consists of 14 indexes that track the U.S. bond market by sector and term structure; and the Morningstar Wide Moat Focus Index, which is composed of 20 wide moat stocks with the best valuations as measured by the Morningstar price/fair value ratio. In 2007, the ELEMENTS platform launched exchange-traded notes (ETNs) based on the Wide Moat Focus Index that trade on the New York Stock Exchange. The ETNs are issued by Deutsche Bank and distributed by Nuveen Investments and Merrill Lynch.

Marketing and Sales

We promote our print, software, Web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking revenue, forecasting sales, and other tasks to support our sales team. Across all three of our segments, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 250 sales and marketing professionals on staff as of December 31, 2007.

International Operations

We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries doing business in each of the following countries: Australia, Canada, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, People’s Republic of China (both Hong Kong and the mainland), Singapore, Spain, Switzerland, Taiwan, Thailand, and the United Kingdom. See Note 5 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

In addition, we hold minority ownership positions in operating companies based in Denmark, Japan, Korea, and Sweden. As of December 31, 2007, we owned approximately 35% of the outstanding shares in Morningstar Japan K.K. (Morningstar Japan) and our share had a market value of approximately $48 million. Morningstar Japan is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 8 of the Notes to our Consolidated Financial Statements for information on our investments in unconsolidated entities.

To enable these companies to do business in their designated territories, we provide them with the rights to the Morningstar name and logo and with access to certain of our products and technology. Each company is responsible for developing marketing plans tailored to meet the specific needs of investors within its country and working with Morningstar’s data collection and development centers to create and maintain databases, develop new products, and enhance existing products.

See Item 1A—Risk Factors for a discussion of the risks related to our business operations outside of the United States.

Intellectual Property and Other Proprietary Rights

We treat our brand, product names and logos, software, technology, databases, and other products as proprietary. We try to protect this intellectual property by using trademark, copyright, patent and trade secrets laws, licensing and nondisclosure arrangements, and other security measures. For example, in the normal course of business, we only provide our intellectual property to third parties through standard licensing agreements. The purposes of these agreements are to both define the extent and duration of any third-party usage rights and to provide for our continued ownership in any intellectual property furnished.

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we do business. As we move into new countries, we consider adding to these registrations and, in some jurisdictions, register certain product identifiers as well. We have registered our name and/or logo in numerous countries and the European Union and have applied for registrations in several other countries.

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

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The following are also trademarks or service marks of our company in the United States:

Advice by Ibbotson®	Morningstar® Managed PortfoliosSM Select Stock Baskets
Morningstar® Advisor WorkstationSM	Morningstar® Mutual FundsTM
Morningstar.com®	Morningstar® Ownership ZoneSM
Morningstar DirectSM	Morningstar® Portfolio BuilderSM
Morningstar® EnCorr®	Morningstar® Principia®
Morningstar® Equity Research	Morningstar RatingTM
Morningstar® ETFInvestorTM	Morningstar® Retirement Income StrategistSM
Morningstar® ETFs 150TM	Morningstar® Retirement ManagerSM
Morningstar® FundInvestorTM	Morningstar® Stewardship GradeSM
Morningstar® Funds 500TM	Morningstar® StockInvestorTM
Morningstar® IndexesSM	Morningstar® Stocks 500TM
Morningstar® Investment GuidesTM	Morningstar Style BoxTM
Morningstar® Investment ProfilesTM	Morningstar® Wide Moat FocusSM Index
Morningstar® Licensed DataSM	Portfolio X-Ray®
Morningstar® Managed PortfoliosSM	Stocks, Bonds, Bills, and Inflation®

License Agreements

In the majority of our licensing agreements, we license our products and/or other intellectual property to our customers for a fee. We generally use our standard agreements, whether in paper or electronic form, and we do not provide our products and services to customers or other users without having an agreement in place.

We maintain licensing agreements with each of our minority-owned operations.  We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to develop and market similar products under our name in their operating territories.

We license certain intellectual property from third parties, and in the ordinary course of our business, we incorporate and use intellectual property from a variety of third-party sources.

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

Customers

In 2007, our largest customer accounted for less than 5% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past five years, with the strongest players generally gaining market share at the expense of smaller competitors. Our largest competitors are Lipper (a division of Reuters), Standard & Poor’s, and Thomson Financial Services. These companies have financial resources that are significantly greater than ours. In May 2007, Thomson and Reuters entered into an agreement to form a combined company, Thomson-Reuters. Pending regulatory approval, the two companies expect to complete the merger in the second quarter of 2008. The proposed formation of Thomson-Reuters would create a larger company with greater financial resources. We also have a number of smaller competitors in each of our three business segments; for more information, refer to the discussion in Business Segments, Products, and Services above. Most of our competitors compete with individual products or segments of our business; we are not aware of any company that offers substantially similar product solutions in all three of our segments.

Our operations outside the United States compete with a variety of other companies not named above, including Financial Express, Interactive Data Corporation, IWL Limited, MoneyMate,Telekurs, Towers Perrin, and van Eyk Research.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment analysis and analytics, design, product reliability, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have also built a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own Web sites and build our own software applications rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2007, our technology team consisted of approximately 400 programmers and technology and infrastructure professionals.

In 2007, 2006, and 2005, our development expense represented 8.1%, 9.4%, and 8.7%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

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

As of December 31, 2007, four of our subsidiaries, Ibbotson Associates, Inc., Ibbotson Associates Advisors, LLC, Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping and reporting requirements, disclosure requirements, and limitations on principal transactions between an advisor and advisory clients, as well as general anti-fraud prohibitions.

Because Morningstar Associates and Ibbotson Associates provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, Morningstar Associates and Ibbotson Associates have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

We provide each of our investment advisor companies with financial and operational support. However, each of them operates independently from other areas of Morningstar, using separate personnel and making independent investment decisions.

Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (Exchange Act) and a member of the Financial Industry Regulatory Authority, Inc. (FINRA). The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations, including FINRA. Subject to approval by the SEC, FINRA adopts rules that govern its members. FINRA conducts periodic examinations of the operations of Morningstar Investment Services. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, market making and trading among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, record-keeping, and the conduct of directors, officers, and employees. Violation of applicable regulations can result in the revocation of a broker-dealer license, the imposition of censures or fines, and the suspension or expulsion of a firm or its officers or employees. Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.

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

United Kingdom

Morningstar Associates Europe Limited is authorized and regulated by the U.K. Financial Services Authority as an investment advisor. As an authorized firm, this company is subject to the requirements and regulations of the Financial Services Authority. Such requirements relate to, among other things, financial reporting and other reporting obligations, record keeping, and cross-border requirements.

Employees

We had approximately 1,720 employees as of December 31, 2007, including approximately 240 investment analysts (including consulting and quantitative research analysts), 300 data analysts, 400 programmers and technology staff, 40 designers, and 250 sales and marketing professionals. Our employees are not represented by any unions and we have never experienced a walkout or strike.

Executive Officers

As of March 1, 2008, we had 13 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	51	Chairman, Chief Executive Officer, and Director
Chris Boruff	42	President, Advisor Business
Peng Chen	37	President and Chief Investment Officer, Ibbotson Associates
Scott Cooley	39	Chief Financial Officer
Bevin Desmond	41	President, International Business
Catherine Gillis Odelbo	45	President, Individual Business
Tao Huang	45	Chief Operating Officer
Elizabeth Kirscher	43	President, Data Services Business
Don Phillips	45	Managing Director and Director
Patrick Reinkemeyer	42	President, Morningstar Associates
John Rekenthaler	47	Vice President, Research and New Product Development
Richard Robbins	45	General Counsel and Corporate Secretary
David W. Williams	47	Managing Director, Design

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

Peng Chen

Peng Chen has been president and chief investment officer of Ibbotson Associates since August 2006. Prior to Morningstar’s acquisition of Ibbotson, he served as Ibbotson’s managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He received a bachelor’s degree in industrial management engineering from Harbin Institute of Technology and a master’s and doctorate in consumer economics from The Ohio State University.

Scott Cooley

Scott Cooley has been our chief financial officer since August 2007. Before joining Morningstar in 1996 as a stock analyst, he was a bank examiner for the Federal Deposit Insurance Corporation (FDIC), where he focused on credit analysis and asset-backed securities. From 1996 until 2003, he was an analyst, editor, and manager for Morningstar.com, Morningstar Mutual Funds, and other Morningstar publications. He became CEO of Morningstar Australia and Morningstar New Zealand in 2003 and served as co-CEO of these operations following our acquisition of Aspect Huntley in July 2006. He holds a bachelor’s degree in economics and social science and a master’s degree in history from Illinois State University.

Bevin Desmond

Bevin Desmond has been president of our international business since 2000. She is responsible for identifying and developing our business in new countries, managing and directing operations, and launching new products. She joined us in 1993 and was one of three employees who started our international business. From 1998 to 2000, she served as manager of all international ventures. She holds a bachelor’s degree in psychology from St. Mary’s College.

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

Patrick Reinkemeyer

Patrick Reinkemeyer has been president of Morningstar Associates since October 2004. He is responsible for Morningstar’s investment consulting and retirement businesses. He joined us in 1996 and directed our print and software variable annuity/life products from 1996 to 1997. From 1998 until 2001, he was director of Morningstar’s investment consulting business. From 2001 until October 2004, he served as president of investment consulting.  He holds a bachelor’s degree in history from Middlebury College and a master’s degree in business administration from The University of Chicago Graduate School of Business.

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

Richard Robbins

Richard Robbins has been our general counsel and corporate secretary since August 2005. He is responsible for directing Morningstar’s legal department and managing our relationships with outside counsel. From May 1999 until he joined Morningstar, he was a partner at Sidley Austin Brown & Wood LLP (now known as Sidley Austin LLP), which he joined as an associate in August 1991. He holds bachelor’s and master’s degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

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

Item 1A. Risk Factors

You should carefully consider the risks described below and all of the other information included in this Form 10-K when deciding whether to invest in our common stock or otherwise evaluating our business. If any of the following risks materialize, our business, financial condition, or operating results could suffer. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Competition could reduce our share of the investment research market and hurt our financial performance.

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Lipper, a division of Reuters; The McGraw-Hill Companies, through its Standard & Poor’s division; and Thomson Corporation, through its Thomson Financial Services division. In May 2007, Thomson and Reuters entered into an agreement to form a combined company, Thomson-Reuters. Pending regulatory approval, the two companies expect to complete the merger in the second quarter of 2008. The proposed formation of Thomson-Reuters would create a larger company with greater financial resources. In addition to these key competitors, we compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Business Segments, Products, and Services section in Item 1—Business.

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

In 2007, our five largest products based on revenue (Investment Consulting, Licensed Data, Morningstar Advisor Workstation, Morningstar.com, and Principia) accounted for approximately 60% of our consolidated revenue. We believe that sales of these products and services will continue to make up a substantial portion of our consolidated revenue for the foreseeable future. If we experience a significant decline in sales of any of these products for any reason, it would have a material adverse impact on our revenue and could harm our business.

The independent equity research we’re providing to six investment banks under the terms of the Global Analyst Research Settlement accounted for approximately 5% of our consolidated revenue in 2007. The period during which investment banks are required to provide independent equity research to their clients will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research to their clients. We don’t know how much, if any, of this equity research revenue we’ll be able to retain or replace following the end of the settlement period in July 2009. Because these contracts include both renewal and cancellation options and the firms named in the settlement are free to choose from a variety of research providers, we also cannot guarantee that we will retain this business for any period prior to July 2009.

Changes in market and economic conditions could lower demand for our products and services.

Conditions in the financial and securities markets may have an impact on our performance. For example, in the event that the U.S. or international financial markets suffers a severe or prolonged downturn, demand for our products and services may decline, and our revenue and profitability levels could suffer. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, which are beyond our control.

Our revenue from asset-based fees could be affected by a decline in the equity market.

Our fee-based asset management business has continued to increase as a percentage of total revenue and become more important to our financial results. In 2007, revenue from asset-based fees made up approximately 16% of our consolidated revenue and a greater percentage of our operating income. During periods of significant market volatility, net inflows into the portfolios on which we provide investment advisory services may decrease, or these portfolios may experience redemptions or substantial declines in value. If the level of assets on which we provide investment advisory services declines, we expect that our fee-based revenue will show a corresponding decline.

Our results could suffer if the mutual fund industry experiences a lower growth rate than in the past.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 20 years. Mutual fund assets may not continue to expand at the same rate in future years. Settlements and regulatory actions in the mutual fund industry following the market-timing scandal that emerged in 2003, downturns or volatility in the financial markets, or a relative increase in use of other investment vehicles could cause a decline in investor interest in mutual funds. A slower growth rate of mutual fund assets could decrease demand for some of our products.

Our reputation and business may be harmed by allegations made about possible conflicts of interest.

We offer products and services to our institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional business generated revenue, before intersegment eliminations, of $230.3 million, or 52.9% of our consolidated revenue, in 2007, and $146.1 million, or 46.4% of our consolidated revenue, in 2006. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. The fact that our institutional clients pay us for certain products and services may create the perception that our ratings, research, and recommendations are not impartial. This perception may undermine the confidence of our customers and potential customers in our reputation as a provider of independent research. Any such loss of confidence or damage to our reputation could hurt our business.

Our investment advisory operations may subject us to liability for any losses that result from a breach of our fiduciary duties.

Our investment advisory operations involve fiduciary obligations that require us to act in the best interests of our clients. We may face liabilities for actual or claimed breaches of our fiduciary duties. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we currently provide investment advisory services on more than $97.5 billion in assets, we could face substantial liabilities if we breach our fiduciary duties. In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

Changes in laws applicable to our investment advisory operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are relatively new and a growing part of our overall business. Our acquisition of Ibbotson Associates in 2006 substantially increased our business in this area. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of the Financial Industry Regulatory Authority, Inc. (FINRA). It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. The laws, rules, and regulations applicable to our business may change in the future and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory services in the future, which could materially adversely affect our business, operating results, or financial condition.

We could be subject to fines, penalties, or other sanctions as a result of investigations by the New York Attorney General’s Office and the Department of Labor related to some of the services Morningstar Associates, LLC provides.

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

Political and regulatory issues may adversely affect our data and technology development center based in Shenzhen, China.

We now have approximately 300 programmers and data analysts working in our development center in China. Over the past several years, we have been moving a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide.

Our operations outside of the United States are expanding and involve special challenges that we may not be able to meet.

Over the past three years, our operations outside of the United States have generated an increasing amount of revenue, expanding to $89.7 million in 2007 from $29.4 million in 2005. Our 2006 acquisition of Aspect Huntley in Australia, our 2007 acquisition of the mutual fund data business from Standard & Poor’s, and our January 2008 acquisition of the Hemscott data, media, and investor relations businesses substantially increased our business operations in Europe, Australia, and other areas outside the United States. As mentioned above, we have approximately 300 programmers and data analysts working in our development center in China. Following the Hemscott acquisition, we have approximately 200 additional employees employed at a data collection facility in New Delhi, India. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors; difficulties in staffing, managing, and integrating non-U.S. operations; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

We do not currently hedge any of our currency exposure, which may adversely impact our financial results.

As our non-U.S. revenue increases as a percentage of our consolidated revenue, fluctuations in foreign currencies present a greater potential risk. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies decline relative to the U.S. dollar, although the impact on operating income may be offset by an opposing currency impact on locally based operating expense. In addition, because we use the local currency of our subsidiaries as the functional currency, our financial results are affected by the translation of foreign currencies into U.S. dollars.

Higher capital spending may adversely impact our free cash flow.

We expect that our 2008 capital spending will be significantly higher than in previous years because of spending for our new corporate headquarters in Chicago. Higher capital expenditures may reduce the amount of cash available for investment in other areas, such as computer equipment, reinvestment in the business, and employee bonuses.

Stock option exercises and other factors may create volatility in our cash flows.

Our cash provided by financing activities primarily consists of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised if the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) exceeds the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock at vesting is greater than the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized.  It is not possible to predict the timing of stock option exercises nor the intrinsic value that will be achieved. Because of this uncertainty, there may be additional volatility in our cash flows from financing activities from year to year.

A prolonged outage of our database and network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other office equipment, which are mainly located in our Chicago headquarters or elsewhere in the Chicago area. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses, and other events beyond our control, including disasters affecting Chicago. We maintain off-site back-up facilities for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. We’re not currently able to immediately switch over all of our systems to a back-up facility. If we experience a significant database or network facility outage, our business may be disrupted until we fully implement our back-up systems. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

Our business relies heavily on electronic delivery systems and the Internet. Any failures or disruptions could result in reduced revenue and the loss of customers.

Most of our products and services depend heavily on our electronic delivery systems and the Internet. Our ability to deliver information using the Internet may be impaired because of infrastructure failures, service outages at third-party Internet providers, or increased government regulation. If disruptions, failures, or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our customers may be impaired.

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

Our failure to successfully integrate acquisitions could strain our resources.

We’ve completed several acquisitions over the past three years, including our 2007 acquisition of the mutual fund data business from Standard & Poor’s and our January 2008 acquisition of the Hemscott data, media, and investor relations businesses. We cannot guarantee that we will successfully integrate the employees, product lines, business systems, and operations following any acquisition. We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring debt.

Acquisitions might also result in losing key employees. We may fail to successfully complete an acquisition, investment, or joint venture. We may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

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

As of December 31, 2007, Joe Mansueto, our chairman and chief executive officer, owned approximately 63% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

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

We believe our business has relatively large fixed costs and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a larger decline in operating income. A substantial portion of our operating expense is related to personnel costs, marketing programs, and corporate overhead, none of which can be adjusted quickly. Our operating expense levels are based on our expectations for future revenue. If actual revenue falls below our expectations, or if our expenses increase before revenues do, our operating results would be materially and adversely affected. In addition, we do not provide earnings guidance or hold one-on-one meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage on our stock, our stock price may be volatile. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

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

In the past, we’ve granted options to employees as a significant part of their overall compensation package. In 2006 we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2007, our employees and non-employee directors held options to acquire 6,445,679 shares of common stock, 5,610,008 of which were exercisable at a weighted average exercise price of approximately $12.45 per share and 835,671 were not exercisable. As of December 31, 2007, there were 420,903 restricted stock units outstanding. Of these, 122,967 are scheduled to vest in 2008, 122,967 in 2009, 119,669 in 2010, and 55,300 in 2011. Generally speaking, a share is issued when a restricted stock unit vests. Some holders have elected to defer when shares are issued and many holders satisfy tax withholding obligations by forfeiting the right to have some of their shares issued. To the extent that option holders exercise outstanding options to purchase common stock and to the extent that shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Item 1B. Unresolved Staff Comments

We have not received any comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

Offices for our U.S. operations are located in Chicago, Illinois, and as of December 31, 2007 consisted of approximately 187,000 square feet of leased space. In 2008, we will move our U.S. operations to a new office tower being constructed in Chicago where we will lease approximately 235,000 square feet of office space. We also lease approximately 162,000 square feet of office space in 17 countries around the world. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

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

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation and has cooperated fully with the New York Attorney General’s office.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MORN.”

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

	2007		2006
	High	Low	High	Low

First Quarter	$54.57	$44.60	$46.37	$33.79

Second Quarter	54.72	46.10	47.56	35.66

Third Quarter	67.16	46.48	42.76	32.99

Fourth Quarter	85.50	61.50	47.36	36.32

As of February 29, 2008, the last reported price on the Nasdaq Global Select Market for our common stock was $65.19 per share and there were approximately 775 shareholders of record of our common stock.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of March 1, 2008:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through March 1, 2008	Projected Beneficial Ownership(1)
Joe Mansueto Chairman and Chief Executive Officer	09/12/07	12/31/08	1,120,000	Shares to be sold ratably over the course of the plan	216,842	26,976,550
Cheryl Francis Director	09/12/07	12/14/08	20,000	Daily increments of up to 500 shares, or all remaining shares under the plan if the stock reaches a specified price	1,500	32,824
Tao Huang Chief Operating Officer	02/26/08	12/31/08	300,000	Weekly increments of up to 10,000 shares beginning March 26, 2008	—	1,090,303
Jack Noonan Director	08/22/06	12/31/08	72,000	Monthly increments of up to 1,000 shares	62,000	68,824
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310	Weekly increments of up to 17,500 shares	711,600	541,196
Richard Robbins General Counsel and Corporate Secretary	12/19/07	07/31/08	5,000	Biweekly increments of up to 500 shares	—	11,078
Paul Sturm Director	03/21/07	04/30/08	120,000	Biweekly increments of up to 5,000 shares	115,000	235,824

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2007, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by February 29, 2008 and restricted stock units that will vest by February 29, 2008.  The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2007.  Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Operations Data and Other Consolidated Financial Data for the years ended December 31, 2007, 2006, and 2005 and Consolidated Balance Sheet Data as of December 31, 2007 and 2006 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Operations Data and Other Consolidated Financial Data for the years ended December 31, 2004 and 2003 and Consolidated Balance Sheet Data as of December 31, 2005, 2004, and 2003 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

(in thousands except per share amounts)	2003	2004	2005	2006	2007
Revenue	$139,496	$179,658	$227,114	$315,175	$435,107
Operating expense	150,250	161,923	180,634	237,648	317,853
Operating income (loss)	(10,754)	17,735	46,480	77,527	117,254
Non-operating income, net	1,110	1,805	3,199	4,164	6,229
Income (loss) before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	(9,644)	19,540	49,679	81,691	123,483
Income tax expense	2,950	11,574	20,224	32,975	51,255
Equity in net income of unconsolidated entities	697	843	1,662	2,787	1,694
Income (loss) before cumulative effect of accounting change	(11,897)	8,809	31,117	51,503	73,922
Cumulative effect of accounting change, net of tax of $171	—	—	—	259	—
Net income (loss)	$(11,897)	$8,809	$31,117	$51,762	$73,922
Basic income (loss) per share:
Basic income (loss) per share before cumulative effect of accounting change	$(0.31)	$0.23	$0.79	$1.25	$1.71
Cumulative per share effect of accounting change	—	—	—	0.01	—
Basic net income (loss) per share	$(0.31)	$0.23	$0.79	$1.26	$1.71
Weighted average common shares outstanding—basic	38,382	38,418	39,392	41,176	43,216
Diluted income (loss) per share:
Diluted income (loss) per share before cumulative effect of accounting change	$(0.31)	$0.21	$0.70	$1.10	$1.53
Cumulative per share effect of accounting change	—	—	—	0.01	—
Diluted net income (loss) per share	$(0.31)	$0.21	$0.70	$1.11	$1.53
Weighted average common shares outstanding—diluted	38,382	41,858	44,459	46,723	48,165

Other Consolidated Financial Data ($000)	2003	2004	2005	2006	2007
Stock-based compensation expense under the liability method	$17,796	$8,963	$2,810	$—	$—
Stock-based compensation expense under the equity method	11,233	7,760	8,085	8,575	10,978
Total stock-based compensation expense (1)	$29,029	$16,723	$10,895	$8,575	$10,978

Sales tax expense (2)	$3,079	$—	$—	$—	$—
Cash used for investing activities (3)	(29,634)	(22,750)	(16,913)	(129,002)	(102,838)
Cash provided by (used for) financing activities (4) (8)	(26)	(6,367)	25,256	33,983	52,465

Cash provided by operating activities	$29,705	$32,862	$48,445	$98,677	$112,368
Capital expenditures	(8,607)	(7,730)	(7,451)	(4,722)	(11,346)
Free cash flow (5)	$21,098	$25,132	$40,994	$93,955	$101,022

Consolidated Balance Sheet Data As of December 31 ($000)	2003	2004	2005	2006	2007
Cash, cash equivalents and investments	$76,158	$95,463	$153,190	$163,751	$258,588
Working capital (deficit) (6)	(5,206)	16,902	90,374	70,021	149,723
Total assets	180,265	213,361	296,311	447,838	649,307
Deferred revenue (6)	55,554	63,363	71,155	100,525	129,302
Long-term liabilities (7)	25,486	30,128	6,756	10,952	23,166
Total shareholders’ equity (7) (8)	44,821	64,381	173,714	269,423	408,303

(1)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). Prior to this date, we accounted for our equity plans in accordance with the fair value provisions of SFAS No. 123, Stock-based Compensation. The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Operations. Prior to our initial public offering in May 2005, in accordance with SFAS No. 123, we used two accounting methods. For options granted under plans that may have required us to settle the options in cash, we used the liability method. Under this method we recorded a liability for a vested option equal to the difference between the option exercise price and the fair value of the shares of common stock underlying the option at the end of the reporting period. If this fair value increased over the reporting period, we recorded an expense and, if it decreased, we recorded income. For options granted under plans that did not require us to settle the options in cash, we used the equity method. Under this method we calculated the fair value of the option at the time of grant using a Black-Scholes model and recorded expense over the vesting period. In each year, our aggregate stock-based compensation expense reflects the impact of options granted in prior years. Subsequent to our initial public offering, we no longer settle stock options for cash. As a result, all of our options are currently accounted for under the equity method.

In 2006, we began granting restricted stock units. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. Refer to Note 11 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

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

(3)

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Cash used for investing activities increased substantially in 2007 and 2006, primarily for acquisitions. Over the past two years, Morningstar made four key acquisitions. In addition, capital expenditures increased in 2007 compared with prior years’ spending levels. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for more information concerning cash used for investing activities.

(4)

Cash provided by financing activities in 2005 includes $18.1 million of net proceeds from our initial public offering in May 2005. In 2006 and 2007, cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

(5)

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

(6)

We frequently invoice or collect cash in advance of providing services or fulfilling subscriptions for our customers. These amounts are recorded as deferred revenue on our Consolidated Balance Sheets. As a result of recording deferred revenue, our working capital may at times be negative.

(7)

In the second quarter of 2005, upon completion of our initial public offering, we reclassified $24.9 million related to stock options accounted for as long-term liabilities, in accordance with SFAS No. 123, to additional paid-in capital.

(8)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Annual Report on Form 10-K, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discussed not to occur or to differ significantly from what we expected. For us, these risks and uncertainties include, among others, general industry conditions and competition; damage to our reputation resulting from claims made about possible conflicts of interest; liability for any losses that result from an actual or claimed breach of our fiduciary duties; legal, regulatory, or political issues related to our data center in China; the potential impact of market volatility on revenue from asset-based fees; a prolonged outage of our database and network facilities; challenges faced by our non-U.S. operations; and the availability of free or low-cost investment information.

A more complete description of these risks and uncertainties can be found in Item 1A — Risk Factors of this Annual Report on Form 10-K. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we projected. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Historically, we have focused primarily on organic growth by introducing new products and services and expanding our marketing efforts for existing products. However, we have made and expect to continue making selective acquisitions that support our four key growth strategies, which are:

·                  Enhance our position in each of our three operating segments by focusing on our three major Internet-based platforms;

·                  Become a global leader in funds-of-funds investment management;

·                  Expand the range of services we offer investors, financial advisors, and institutional clients; and

·                  Expand our international brand presence, products, and services.

Business Model: Leveraging Fixed Investments

We leverage our 10 core investment databases by selling a wide variety of products in multiple media to three key investor segments around the world.

Fixed Investments:
Databases
Stocks
Mutual Funds
Hedge Funds
Separate Accounts
Variable Annuities
Pension and Life
Exchange-Traded Funds
Closed-End Funds
529 Plans
Capital Markets
Core Skills
Research
Technology
Design
Leveraged by:
Media
Print
Software
Internet and Services
Audience
Individuals
Advisors
Institutions
Geography
Canada
United States
France
Denmark*
Germany
Holland
Italy
Norway
Spain
Sweden*
Switzerland
United Kingdom
China
Korea*
India
Japan
Singapore
Taiwan
Thailand
Australia
New Zealand
*countries where we hold minority ownership positions

Key Business Characteristics

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our Web sites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Morningstar EnCorr, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years. For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under management. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 16% of our consolidated revenue in 2007.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. The businesses we acquired in 2007 and 2006 have similar business models, and as a result, we acquired their deferred revenue.  The deferred revenue shown on our balance sheet totaled $129.3 million as of December 31, 2007 and $100.5 million as of December 31, 2006.  Deferred revenue is the largest liability on our Consolidated Balance Sheets.  We expect to recognize the deferred revenue in future periods as we fulfill our service obligations under our subscription, license, and service agreements.

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

·      Cost of goods sold. This category includes the compensation expense for employees who produce the products we deliver to our customers. For example, this category covers the cost of production teams and analysts who write investment research reports. Cost of goods sold also includes other expenses such as postage, printing, and CD-ROM replication, as well as shareholder servicing fees for Morningstar Managed Portfolios.

·      Development. This category mainly includes compensation expense for programmers, designers, and other employees who develop new products and enhance existing products. In some cases, we capitalize the compensation costs associated with certain development projects. This reduces the expense that we would otherwise report in this category. We amortize these capitalized costs over the estimated economic life of the software, which is generally three years, and include this expense in depreciation and amortization.

·      Sales and marketing. This category includes compensation expense for our sales teams, product managers, and other marketing professionals. We also include the cost of advertising, direct mail campaigns, and other marketing programs to promote our products.

·      General and administrative. This category consists mainly of compensation expense for each segment’s management team, as well as human resources, finance, and support employees for each segment. The category also includes compensation expense for senior management and corporate expenses, including corporate systems, accounting, legal, and facilities expense.

·      Depreciation and amortization. Our capital expenditures consist mainly of computers, leasehold improvements, and capitalized product development costs related to certain software development projects. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the remaining lease term or their useful lives, whichever is shorter. We amortize capitalized product development costs over their estimated economic life, which is generally three years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category.

International Operations

We consolidate the results of our majority-owned operations outside the United States. We account for our minority-owned investments in Japan, Korea, Denmark, and Sweden using the equity method.

Our international operations continue to become a more important part of our business. Our non-U.S. revenue increased to 20.6% of consolidated revenue in 2007—6.6 percentage points higher than in 2006.

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

We do not make public financial forecasts for our business because they are, by their nature, subjective and could have an effect on our company’s stock price. We want to avoid creating any incentives for people within our company to make speculative statements about our financial results that could influence the stock price, or to take actions that help us meet short-term forecasts but may not be in the long-term interest of building shareholder value.

We provide three specific measures that can help investors generate their own assessment of how our intrinsic value has changed over time:

·                  Revenue;

·                  Operating income (loss); and

·                  Free cash flow, which we define as cash provided by or used for operating activities less capital expenditures.

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

To evaluate how successful we’ve been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable contracts in this calculation and use the previous quarter’s actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2008.

The Year 2007 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape, Research, and Data

Despite pronounced market volatility and a market downturn during the fourth quarter of 2007, the U.S. equity markets finished the year in positive territory. Morningstar’s U.S. Market Index, a broad market benchmark, ended the year with a 5.9% total return, compared with 15.7% in 2006. Most markets outside of the United States finished the year with higher total returns versus the U.S. Market Index.

The crisis in subprime mortgages caused extreme disruption in the financial markets beginning in late 2007. We believe that the impact of these problems in the financial services sector to date has been the most severe in areas such as mortgage lending, commercial banking, and investment banking, with less direct impact on asset management firms. However, there could be a spillover effect on other areas as the financial services sector attempts to address issues relating to the subprime mortgage crisis, uncertain credit markets, and a slowing economy.

Total U.S. mutual fund assets increased to $12.0 trillion as of December 31, 2007 based on data from the Investment Company Institute (ICI), compared with $10.4 trillion as of December 31, 2006. Net new cash flows into hybrid funds and taxable bond funds increased over 2006 levels, but cash flows into equity funds were substantially lower. The number of mutual funds declined slightly to 8,000 during 2007, compared with about 8,100 the previous year.

The Investment Company Institute estimates that about 51 million households in the United States, or 44% of all households, own mutual funds. This total is down slightly from its peak in 2001, but consistent with the levels shown over the past several years.

We believe continued asset growth and widespread usage of mutual funds is significant because a relatively large portion of Morningstar’s business has historically focused on this area. However, this percentage has been declining as we’ve expanded into equity research and other areas.

Interest in alternative asset classes, such as hedge funds, remained strong during most of 2007. Based on data from Hedge Fund Research, which tracks asset flows into hedge funds, hedge funds had about $195 billion in net inflows during 2007, compared with $127 billion in net inflows in 2006. Hedge Fund Research estimates that total hedge fund industry assets increased to $1.87 trillion as of December 2007, a 30% increase from year-end 2006.

Based on data from Cerulli Associates, assets invested in separate accounts reached $850 billion as of December 31, 2007, up from about $767 billion as of year-end 2006. Based on Morningstar’s data, we estimate that total assets invested in variable annuities totaled about $1.5 trillion as of December 31, 2007.

Assets in exchange-traded funds (ETFs) increased about 44% to reach about $608 billion as of December 2007, compared with $423 billion as of December 2006, based on data from the ICI. During 2007, the number of U.S.-based ETFs increased to more than 600, compared with about 350 previously. ETFs have gained share from mutual funds in some areas of the market and have also started being used in defined contribution plans, such as 401(k)s. To meet greater investor demand for information on ETFs, we have continued to increase analyst coverage in this area and now cover about 165 ETFs. We’re also planning to create a new cover page for the ETF area of Morningstar.com and recently introduced a new report format for ETFs.

In 2007, we also saw significant investor interest and new product development in open-end mutual funds that pursue alternative investment strategies, such as 130/30 funds, which invest in traditional long-only securities but also sell short a portion of their assets and use the proceeds to build additional long exposure. We believe this trend signifies that the lines are blurring between traditional mutual funds registered under the Investment Company Act and alternative investment strategies often used by hedge funds. We believe we’re well-positioned to meet the need for information and analysis on complex investment strategies, and that our broad investment coverage also gives us an advantage in meeting this market need.

Individual Investor Market

Based on research from Nielsen/NetRatings, total page views to retail investment Web sites decreased in the fourth quarter of 2007, with aggregate page views declining 2% from the same period in 2006. However, some sites showed large increases and others posted declines. Overall, the number of unique users to retail investment Web sites increased by about 17%. For Morningstar.com, both page views and unique users increased in the fourth quarter of 2007 from the same period in 2006. Morningstar.com continued to perform better than competing sites based on metrics such as time spent per visit and the number of pages viewed per visit.

Financial Advisor Market

In 2007, demand for financial advisory services continued to rise, as an increasing percentage of investors have been working with advisors to plan their financial futures. The independent advisor channel has had particularly strong growth over the past three years, based on research published by Financial Research Corporation. We believe this trend is important because our products are well-suited to meet the needs of the independent financial advisors, and we have a strong market position in this growing area.

Larger advisory firms have been continuing to prepare for the pending termination of the “Merrill Lynch rule,” which allowed brokerage firms to provide investment advice in exchange for an asset-based fee. We think this development is notable because we believe many broker-dealers may shift their clients out of fee-based brokerage accounts, which typically include various services, including investment advice, in exchange for an asset-based fee. We believe this highlights the ongoing regulatory complexity in the advisor segment. In addition, it may lead to additional business opportunities for the investment advisory services we offer.

Institutional Market

In the United States, there has been continuing debate about improving disclosure of fees and returns in 401(k) plans. In July 2007, the U.S. House Education and Labor Committee chairman submitted a bill that would require 401(k) plans to disclose more information to retirement plan participants each year, as well as provide for additional oversight by the Department of Labor. We believe this development is important because it highlights the need for transparency in the retirement market.

The Pension Protection Act of 2006 has led to more use of target-date funds and other qualified default investment alternatives. In addition, the Pension Protection Act has led to more opportunities for retirement advice programs offered at the employer level. We continue to expand our retirement advice offerings to meet this need, particularly in managed retirement accounts.

Merger and acquisition activity continued in the industry in 2007. In May 2007, Thomson Corporation and Reuters entered into an agreement to form a combined company, Thomson-Reuters. Pending regulatory approval, the two companies expect to complete the merger in the second quarter of 2008. We continue to monitor merger and acquisition activity in our industry because of its potential impact on our business.

As an industry-wide trend, we continued to see strong interest in retirement income in 2007. A large number of investors are currently approaching retirement and making the transition from accumulating assets to drawing down their portfolios. As a result, Financial Research Corporation estimates that total assets invested in retirement income related products will total more than $7 trillion over the next 10 or 15 years. We have continued to develop products and services to meet this need, including target spending portfolios, annuitization programs, and retirement income planning tools.

Worldwide Markets

In Europe, many financial services companies have been preparing for the upcoming implementation date of the Market in Financial Instruments Directive (MiFID). The directive took effect in November 2007 and obligates companies to be more transparent with clients and make efforts to provide better-quality service to investors. We believe Morningstar is well-positioned to help companies meet the new requirements because our services and products are already largely in line with MiFID’s objectives.

In Germany, the legislature recently passed a tax rule that involves taxing long-term capital gains of mutual funds starting in January 2009. Investors holding funds of funds, however, will have some tax protection until they sell the fund. In addition, insurance-wrapped funds will be subject to different taxation rules that are more favorable than direct fund investments. Because of this change, we expect continued asset growth and product launches in insurance-wrapped and funds-of-of funds products.

In Canada, the traditional pension fund area continues to expand. We believe that pension funds have a need for more information on the various asset classes they invest in and see opportunities for Morningstar to add value in this area. In addition, Canadian regulators recently increased the age limits and annual contribution limits for several types of savings plans.

In New Zealand, the government introduced a new Kiwi Saver retirement savings initiative in July 2007 and established a number of incentives, including government and compulsory employer contributions, that will start in April 2008.

In Japan, regulators implemented a new Financial Products Law in September 2007. The new law entails more risk disclosure and suitability requirements, which we think is positive for the industry.

Emerging markets across Asia continued their strong growth in 2007, and we’ve continued to expand our presence to meet the need for investment information in markets such as China and India. We are expanding our operations in India and plan to launch a Web site for individual investors in 2008.

Performance Summary

The list below summarizes the key accomplishments and challenges that our management team has highlighted related to our 2007 performance:

·                  We significantly increased our global presence. We doubled our revenue outside the United States and expanded our global database to 265,000 investment vehicles. Part of this growth came from the fund data business acquired from Standard & Poor’s, which strengthened our brand in several international markets. The integration was a big undertaking, and we accomplished it swiftly. In December 2007, we announced our plans to acquire several Hemscott businesses. We completed that acquisition on January 9, 2008.

·                  Our Investment Consulting businesses—both Ibbotson Associates and Morningstar Associates—had a banner year, contributing about 24% of our annual revenue growth. We now have $97.5 billion in assets under advisement. Revenue from asset-based fees now makes up approximately 16% of our consolidated revenue. Despite significant market volatility, we continued to see net inflows into the funds of funds on which we provide advisory services throughout most of 2007. However, our asset-based revenue could be affected by a decline in the equity market.

·                  We launched a host of new offerings, including Morningstar Site Builder, which allows investment firms to integrate our tools and content into their Web sites; Advisor Workstation Office Edition in the UK; Morningstar Advisor Magazine; and a family of fixed-income and commodity futures indexes.

·                  We continued to invest in our analyst staff and now have 171 stock and fund analysts around the world. We began qualitative research coverage on open-end investment companies and unit trusts in the UK and initial public offerings in the United States.

·                  We strengthened our board with the addition of two new members, Frank Ptak, president and CEO of the Marmon Group, and William Lyons, former president and CEO of American Century Companies.

·                  We launched a Retirement Income Strategist tool for financial advisors in late 2006, but did not see strong demand in 2007. We believe there’s a growing need for solutions that help investors manage their income during retirement, and we’ve also developed several services for institutional clients within our Investment Consulting areas. We expect our in-retirement solutions to gain greater adoption in 2008.

Consolidated Results

($000)	2007	2006	2005	2007 Change	2006 Change
Revenue	$435,107	$315,175	$227,114	38.1%	38.8%
Operating income	117,254	77,527	46,480	51.2%	66.8%
Operating margin	26.9%	24.6%	20.5%	2.3pp	4.1pp

Cash used for investing activities	$(102,838)	$(129,002)	$(16,913)	(20.3)%	662.7%
Cash provided by financing activities	52,465	33,983	25,256	54.4%	34.6%

Cash provided by operating activities	$112,368	$98,677	$48,445	13.9%	103.7%
Capital expenditures	(11,346)	(4,722)	(7,451)	140.3%	(36.6)%
Free cash flow	$101,022	$93,955	$40,994	7.5%	129.2%

NMF—not meaningful

pp—percentage point(s)

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow as a supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not a measure of performance set forth under U.S. generally accepted accounting principles (GAAP). Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which includes our underlying business excluding acquisitions, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue stream.

The table below shows the periods in 2006 and 2007 during which we included each acquired operation in revenue from acquisitions:

Acquisition	2006	2007
Ibbotson Associates, Inc.	March 1 through December 31, 2006	January 1 through February 28, 2007

Aspect Huntley Pty Limited	July 25 through December 31, 2006	January 1 through July 24, 2007

Hedge fund and separate account database division of InvestorForce, Inc.	August 1 through December 31, 2006	January 1 through July 31, 2007

Mutual fund data business from Standard & Poor’s	—	March 16 through December 31, 2007

Consolidated Revenue

In 2007, our consolidated revenue increased 38.1% to $435.1 million. During 2007, we had strong organic growth as well as new revenue from acquisitions, the majority of which was from the mutual fund data business we acquired from Standard & Poor’s in March 2007. As a whole, acquisitions contributed $44.2 million, or 14 percentage points, to our consolidated revenue growth in 2007—a slightly lower percentage compared with 2006.

Our consolidated revenue increased 38.8% to $315.2 million in 2006 from strong organic growth as well as new revenue from three key acquisitions: Ibbotson Associates, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. Adding these operations to our existing business contributed $36.4 million of revenue, the majority of which was from Ibbotson. These acquisitions represented 16 percentage points of our consolidated revenue growth in 2006.

To give investors more insight on our company’s underlying growth rate, we provide information about our organic revenue growth, which excludes revenue from acquisitions and foreign currency translations. On this measure, we also performed well. Organic revenue growth was $71.9 million, or 22.8%, in 2007, which was in line with our performance in 2006.

Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The tables below reconcile consolidated revenue with revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

2007 vs. 2006 ($000)	2007	2006	Change
Consolidated revenue	$435,107	$315,175	38.1%
Less: acquisitions	(44,226)	—	NMF
Less: impact of foreign currency translations	(3,808)	—	NMF
Revenue excluding acquisitions and the impact of foreign currency translations	$387,073	$315,175	22.8%

2006 vs. 2005 ($000)	2006	2005	Change
Consolidated revenue	$315,175	$227,114	38.8%
Less: acquisitions	(36,434)	—	NMF
Less: impact of foreign currency translations	(793)	—	NMF
Revenue excluding acquisitions and the impact of foreign currency translations	$277,948	$227,114	22.4%

While organic revenue growth and acquisitions had the most significant impact on revenue in 2007 and 2006, we also enjoyed a benefit from foreign currency translations in each year because of continued weakness in the U.S. dollar.

In both 2007 and 2006, our growth was diversified by segment, with all three segments contributing to revenue growth. However, the Institutional segment, which now makes up more than half of our consolidated revenue, generated approximately 70% of our company-wide revenue increase in 2007. Acquisitions contributed $33.4 million to Institutional segment revenue in 2007. The Institutional segment was also the main contributor to the revenue increase in 2006, accounting for about 56% of Morningstar’s total revenue increase before eliminating intersegment revenue. Acquisitions contributed $25.1 million to Institutional segment revenue in 2006.

Our two other segments also generated strong revenue growth. Advisor segment revenue rose $21.0 million, or 22.2%, in 2007, accounting for approximately 17% of the revenue increase before eliminating intersegment revenue. Acquisitions contributed $5.8 million to the Advisor segment revenue in 2007. Advisor segment revenue rose approximately 30.3% in 2006 compared with the full year of 2005, with acquisitions contributing $6.2 million of the revenue increase.

Individual segment revenue increased $16.6 million, or 20.6%, in 2007 and $17.3 million, or 27.2%, in 2006. Acquisitions contributed approximately $5.1 million to the Individual segment in 2007 and in 2006.

On a product level, Investment Consulting was the largest driver behind our revenue increase in 2007 and 2006. Much of our business in this area focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager. We continued to see significant growth in assets under advisement from existing clients in both years. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. In both 2006 and 2007, both factors contributed to growth in assets under advisement, but increases in net inflows were the main driver behind the asset growth. In 2007, the majority of the revenue increase was driven by organic revenue growth, which came from both Morningstar Associates and Ibbotson Associates. In 2006, newly added revenue from Ibbotson’s Investment Consulting business generated more than 40% of the revenue growth in this product, with the remaining amount from Morningstar’s existing consulting business.

Advisor Workstation was the second-largest driver of the organic revenue increase in 2007 and 2006. Nearly 90% of the growth in this product was driven by the Enterprise Edition, which we offer to financial advisors affiliated with larger firms. Advisor Workstation Office Edition for independent financial advisors contributed the remainder. Total licenses for Advisor Workstation in the United States increased by about 14% in 2007. Part of this growth reflects changes in the scope of some contracts. In 2007, a few clients who previously held tools-only contracts converted to full-site licenses when they renewed their contracts. For full-site licenses, we include all affiliated advisors who have access to the site in our total license count. By contrast, for tools-only contracts, we include a smaller number of advisors in the total based on actual usage.

Licensed Data was the third-largest contributor to organic revenue growth in 2007. This growth was driven by both new clients and higher contract values for existing clients. Including the impact of acquisitions, Licensed Data was also a major contributor to revenue growth, as product revenue now includes newly incorporated revenue from the fund data business acquired from Standard & Poor’s and Aspect Huntley’s institutional database.

Revenue from international operations continues to become a more important part of our business. Because the fund data business acquired from Standard & Poor’s has a strong presence in non-U.S. markets, this acquisition boosted our revenue outside the United States. Our non-U.S. revenue increased to 20.6% of consolidated revenue in 2007—6.6 percentage points higher than in 2006.

Revenue from international operations grew $45.4 million, or 102.5%, to $89.7 million in 2007. Approximately half of this revenue increase came from the fund data business acquired from Standard & Poor’s. Revenue from non-U.S. operations increased $14.9 million, or 50.4%, to $44.3 million in 2006. Our acquisitions of Aspect Huntley and Ibbotson contributed $8.3 million of the increase. In January 2008, we completed our acquisition of several Hemscott businesses from Ipreo Holdings LLC. Because most of Hemscott’s revenue is from markets outside the United States, we expect our non-U.S. business to continue increasing as a percentage of total revenue.

Foreign currency translations had a much smaller, but still favorable, impact on international revenue in both 2007 and 2006. Foreign currency translations contributed $3.8 million of the increase in non-U.S. revenue in 2007 and $0.8 million in 2006. Excluding acquisitions and the impact of foreign currency translations, our non-U.S. revenue increased 22.4% in 2007 and 19.6% in 2006.

The tables below present a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue):

2007 vs. 2006 ($000)	2007	2006	Change
International revenue	$89,680	$44,276	102.5%
Less: acquisitions	(31,690)	—	NMF
Less: impact of foreign currency translations	(3,808)	—	NMF
International revenue excluding acquisitions and the impact of foreign currency translations	$54,182	$44,276	22.4%

2006 vs. 2005 ($000)	2006	2005	Change
International revenue	$44,276	$29,442	50.4%
Less: acquisitions	(8,268)	—	NMF
Less: impact of foreign currency translations	(793)	—	NMF
International revenue excluding acquisitions and the impact of foreign currency translations	$35,215	$29,442	19.6%

Our five largest products based on revenue—Investment Consulting, Licensed Data, Morningstar Advisor Workstation, Morningstar.com, and Principia—made up about 60% of our consolidated revenue in each of the past three years. While the percentage of our revenue made up by our top five products has remained relatively consistent, the order of the products within the top five has changed each year. Investment Consulting became our largest product in 2006 and remained there in 2007. Because of organic growth as well as new revenue from Aspect Huntley and the mutual fund data business acquired from Standard & Poor’s, Licensed Data moved up to become our second-largest product in 2007.

Top Five Products (Segment) 2007	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Institutional)	$75,595	17.4%
Licensed Data (Institutional)	59,207	13.6
Advisor Workstation (Advisor)	54,980	12.6
Morningstar.com (Individual)	37,630	8.6
Principia (Advisor)	28,760	6.6

Top Five Products (Segment) 2006	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Institutional)	$46,597	14.8%
Advisor Workstation (Advisor)	43,140	13.7
Licensed Data (Institutional)	37,730	12.0
Morningstar.com (Individual)	31,311	9.9
Principia (Advisor)	28,735	9.1

Top Five Products (Segment) 2005	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Institutional)	$32,435	14.3%
Advisor Workstation (Advisor)	29,280	12.9
Principia (Advisor)	28,788	12.7
Morningstar.com (Individual)	25,502	11.2
Investment Consulting (Institutional)	21,904	9.6

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we’ve been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past three years:

In 2007, we estimate that our retention rate for subscription-based products, such as Principia, Premium Membership service, and print and online newsletters, averaged between 65% to 70%, slightly higher than the level shown in 2006. For contract-based products and services, we estimate that our weighted average renewal rate was between 95% and 100% in 2007, which was consistent with the level in 2006. The figure for contract-based products includes the impact of price changes and changes to the contract value upon renewal, as well as changes in the value of variable contracts.

The renewal rate for contract-based products and services declined in 2006 compared with 2005 for three main reasons: 1) the impact of outstanding renewals in our Data Services business; 2) our strategy of discontinuing some lower-margin contracts in our Retirement Advice business; and 3) a smaller increase in the number of incremental users added upon renewal in 2006 relative to 2005 for certain products, such as Morningstar Direct.

Consolidated Operating Expense

($000)	2007	2006	2005
Operating expense	$317,853	$237,648	$180,634
% change	33.7%	31.6%	11.6%

% of revenue	73.1%	75.4%	79.5%
Change	(2.3)pp	(4.1)pp	(10.6)pp

Our consolidated operating expense increased $80.3 million in 2007 compared with 2006. Two primary factors impacted all of our operating expense categories: compensation-related costs, including incentive compensation expenses, and recent acquisitions.

Compensation-related expense, excluding bonuses, rose $33.2 million because of an increase in headcount, as well as annual salary increases. We had approximately 1,720 employees worldwide as of December 31, 2007 compared with approximately 1,440 as of December 31, 2006.  Approximately 30% of the increase in headcount was from acquisitions and approximately one-fourth of the increase was from continued hiring in our development center in China.  Bonus expense was up $13.7 million because of improvement in our financial performance, as well as increased headcount. A majority of our bonus pool is based on growth in our operating income, which may or may not recur.

Excluding compensation-related expenses, general and administrative expense increased $10.7 million in 2007. We incurred additional costs in our operations from our acquisitions. Some of these incremental costs included transition costs, rent and facilities expense, and professional fees. We also incurred $0.9 million of expense related to settling our Australian litigation.

We also had higher amortization expense in 2007 because of our acquisitions.  This additional amortization expense contributed $5.8 million to the operating expense increase in 2007.  We expect that amortization of intangible assets will be an ongoing cost through the useful lives of these assets, which generally range from two to 25 years.

In 2006, our consolidated operating expense increased $57.0 million compared with the previous year. As in 2007, two key factors impacted all of our operating expense categories: compensation-related costs (including incentive compensation) and recent acquisitions.

Compensation-related expense, mainly including salaries, benefits, and sales commissions, increased $19.9 million in 2006 because of an increase in headcount, as well as annual salary increases. We had approximately 1,440 employees worldwide as of December 31, 2006, compared with approximately 1,130 as of December 31, 2005. About half of the increase in headcount was related to acquisitions, and a good portion of the remaining increase was from continued hiring in our development center in China. Bonus expense recorded in 2006 increased $15.8 million because of continued improvements in our financial performance, as well as increased headcount.

Lower stock-based compensation expense partially offset increases in all of our operating expense categories in 2006. Stock-based compensation expense decreased $2.3 million in 2006 because we are no longer required to record expense under the liability method. In the first quarter of 2005, we recorded $2.8 million of stock-based compensation expense under this method, which did not recur in 2006.

In addition to higher compensation-related expense, the increase in operating expense in 2006 included $6.2 million of amortization expense for the intangible assets acquired with Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce.

Cost of Goods Sold

($000)	2007	2006	2005
Cost of goods sold	$113,777	$86,975	$64,408
% change	30.8%	35.0%	17.7%

% of revenue	26.1%	27.6%	28.4%
Change	(1.5)%	(0.8)pp	(2.1)pp

Gross profit	$321,330	$228,200	$162,706
% change	40.8%	40.3%	30.2%

Gross margin	73.9%	72.4%	71.6%
Change	1.5pp	0.8pp	2.1pp

Cost of goods sold has generally been our largest category of operating expense, and that was the case again in 2007. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold increased $26.8 million in 2007. Approximately two-thirds of the growth was due to higher compensation expense, including incentive compensation.  These costs rose because of continued hiring as well as additional headcount from acquisitions.  Acquisitions contributed the largest portion of the remaining growth in this category’s operating expense. Outsourced product implementation expense associated with the Advice by Ibbotson service were $1.1 million lower in 2007 compared with 2006, offsetting the increases in other expenses in this category.

Cost of goods sold increased $22.6 million in 2006, which was mainly driven by higher bonus expense and other compensation-related expense from increased headcount, as well as the $2.8 million of outsourced product implementation expense associated with the Advice by Ibbotson service.

Over the past three years, our gross margin has increased to 73.9% in 2007 from 71.6% in 2005, as revenue growth has outpaced the increase in this expense category.

Development Expense

($000)	2007	2006	2005
Development expense	$35,116	$29,494	$19,654
% change	19.1%	50.1%	21.6%

% of revenue	8.1%	9.4%	8.7%
Change	(1.3)pp	0.7pp	(0.3)pp

Development expense increased $5.6 million in 2007. Although we continued to increase hiring for our programming and development staff in 2007 bonus costs included in this category increased at a lower rate than in 2006. During 2007, we added about 58 programmers and other technology staff, compared with 40 in 2006. Development expense as a percentage of revenue declined in 2007, reversing the increase shown in 2006.

Sales and Marketing Expense

($000)	2007	2006	2005
Sales and marketing expense	$68,835	$50,614	$39,071
% change	36.0%	29.5%	8.4%

% of revenue	15.8%	16.1%	17.2%
Change	(0.3)pp	(1.1)pp	(2.9)pp

Sales and marketing expense rose $18.2 million in 2007 and $11.5 million in 2006.  Nearly 40% of the increase was driven by added compensation expense from hiring for sales and marketing staff, mainly in our Advisor and Institutional segments.  Higher commission expense and marketing costs, and, to a lesser extent, incentive compensation, also drove the increase in this cost category. In 2007, we significantly expanded our direct mail campaigns to promote annual publications such as the Morningstar Stocks 500, Morningstar Funds 500, Morningstar ETFs 150, and the Stocks, Bonds, Bills and Inflation Yearbook, which are published in the first quarter. These direct mail campaigns contributed to growth in marketing expense in the first nine months of 2007. Incremental costs added by acquisitions also contributed to the growth in this category because of increases in headcount and the number of products and services sold.

As a percentage of revenue, sales and marketing expense declined slightly in 2007, but less so than in 2006 and 2005.

General and Administrative Expense

($000)	2007	2006	2005
General and administrative expense	$78,868	$55,590	$49,235
% change	41.9%	12.9%	5.2%

% of revenue	18.1%	17.6%	21.7%
Change	0.5pp	(4.1)pp	(4.3)pp

General and administrative expense (G&A) has generally been our second-largest category of operating expense following cost of goods sold. That pattern continued in 2007 and 2006, but G&A costs increased more dramatically in 2007.

In 2007, the $23.3 million increase in G&A was primarily driven by higher compensation and bonus expense. In addition, we incurred additional costs in our operations outside the U.S. primarily related to temporary transition costs associated with the fund data operations acquired from Standard & Poor’s, mainly in Europe. Incremental costs from acquisitions in the United States, including rent and professional fees, also added to the increase in this category. An expense of $0.9 million related to settling our Australian litigation also contributed to the increase in G&A.

Because of these increases, G&A increased slightly as a percentage of revenue in 2007, after declining significantly in 2006 and 2005.

The increase in G&A in 2006 of $6.4 million was mainly driven by increases in incentive compensation and incremental expense added by acquisitions. This increase was partially offset by a $1.8 million decrease in stock-based compensation expense, which dropped because we did not record any stock-based compensation expense under the liability method in 2006. In addition, legal expense was essentially flat in 2006. Overall, most costs included in this category rose at a lower rate than revenue, and general and administrative expense as a percentage of revenue declined by about 4 percentage points in 2006.

We anticipate that G&A costs will increase in 2008 because of duplicate rent expense as we move into our new corporate headquarters in Chicago. We anticipate that we will record rent expense on both our existing lease and the new lease for a period of about one year, resulting in additional rent expense.

Depreciation and Amortization Expense

($000)	2007	2006	2005
Depreciation expense	$8,488	$7,971	$7,574
Amortization expense	12,769	7,004	692
Total depreciation and amortization expense	$21,257	$14,975	$8,266
% change	41.9%	81.2%	0.5%

% of revenue	4.9%	4.8%	3.6%
Change	0.1pp	1.2pp	(1.0)pp

Depreciation and amortization expense rose $6.3 million in 2007 and $6.7 million in 2006. The increase was almost entirely driven by amortization of intangible assets from the 2007 acquisition of the mutual fund data business from Standard & Poor’s and the 2006 acquisitions of Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce. As a percentage of revenue, this category of expense has increased in recent years primarily because amortization expense has become a higher fixed cost.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets.  Based on acquisitions completed through December 31, 2007, we estimate that aggregate amortization expense for intangible assets will be $13.6 million in 2008.

Stock-Based Compensation Expense

($000)	2007	2006	2005
Restricted stock units — equity method	$4,503	$1,406	$—
Stock options — equity method	6,475	7,169	8,085
Stock options — liability method	—	—	2,810
Stock-based compensation expense	$10,978	$8,575	$10,895
% change	28.0%	(21.3)%	(34.9)%
% of revenue	2.5%	2.7%	4.8%
Change	(0.2)pp	(2.1)pp	(4.5)pp

We include stock-based compensation expense in each of our operating expense categories. Beginning in May 2006, we began granting restricted stock units. Prior to May 2006, we granted stock options. Our stock-based compensation expense is determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Shared-Based Payment (SFAS No. 123(R)), which we adopted on January 1, 2006.  We record stock-based compensation expense only for those awards that ultimately vest. As a result, the stock-based compensation expense recorded since the beginning of 2006 reflects an estimate of an expected forfeiture rate.

Prior to adopting SFAS No. 123(R), we recorded stock based compensation expense in our financial statements using the previously applicable accounting guidance. Up through the date of our initial public offering in May 2005, we used two different methods of accounting for employee stock options: the liability method, which involves recording a liability for vested options equal to the difference between the option exercise price and the fair value per share of the common stock, and the equity method, which is based on the Black-Scholes value of the option at the time of the grant and recorded over the vesting period of the option. Following our initial public offering in May 2005, we are no longer required to settle stock options in cash, and therefore are no longer required to record stock-based compensation expense under the liability method.

In 2007, we reduced the estimated forfeiture rate for awards that haven’t yet vested. In addition, we make adjustments to stock-based compensation expense following the vesting date to reflect only those awards that ultimately vested. We made this adjustment in the second quarter, which is when most of our larger equity grants typically vest. These two factors accounted for $0.8 million of additional stock-based compensation expense in 2007, the majority of which was recorded in the second quarter.

Total stock-based compensation expense declined $2.3 million in 2006, largely because we did not record any stock-based compensation expense under the liability method. Stock-based compensation expense for stock options and restricted stock units recorded under the equity method increased, but by only a small amount. An increase in expense related to our annual equity grant in May 2006, which consisted of restricted stock units, was substantially offset by lower expense recorded for stock options granted in previous years, as certain options became fully vested and no longer require us to record additional expense.

Based on equity grants completed through December 31, 2007, we estimate that stock-based compensation expense will be $9.3 million in 2008.

Bonus Expense

($000)	2007	2006	2005
Bonus expense	$52,014	$38,341	$22,511
% change	35.7%	70.3%	7.0%

% of revenue	12.0%	12.2%	9.9%
Change	(0.2)pp	2.3pp	(1.8)pp

Bonus expense recorded in 2007 increased $13.7 million, which was slightly lower than the $15.8 million increase in 2006.  The increase in both years was driven by improved financial performance versus the prior year and incremental bonus expense from acquisitions. We pay annual bonuses that are related to increases in our operating income and include bonus expense in each of our operating expense categories.

As a percentage of revenue, bonus expense decreased slightly in 2007 after increasing by about 2 percentage points in 2006 compared with 2005.

Consolidated Operating Income

($000)	2007	2006	2005
Operating income	$117,254	$77,527	$46,480
% change	51.2%	66.8%	162.1%

Operating margin	26.9%	24.6%	20.5%
Change	2.3pp	4.1pp	10.6pp

Consolidated operating income increased $39.8 million in 2007. Despite incremental costs added by acquisitions, such as amortization of intangible assets and increased compensation-related expense, our operating margin continued to improve because our revenue base expanded at a faster rate than operating expense. The lower rate of growth in cost of goods sold and development expense, in particular, allowed us to realize operating leverage in our consolidated results. We also realized operating leverage from revenue growth in products that have had slower-growing costs, such as Investment Consulting, Advisor Workstation, Licensed Data, and Morningstar.com.

Although our operating income continued rising in 2007, operating income as a percentage of revenue increased by a smaller amount compared with the two previous years because of the higher rate of growth in general and administrative costs as well as depreciation and amortization.

Consolidated Free Cash Flow

We generated free cash flow of $101.0 million in 2007, reflecting cash provided by operating activities of approximately $112.3 million offset in part by capital expenditures of $11.3 million.

Free cash flow increased by $7.1 million in 2007 compared with 2006, reflecting a $13.7 million increase in cash provided by operating activities partially offset by a $6.6 million increase in capital expenditures. The increase in cash provided by operating activities was the result of higher net income, adjusted for non-cash items and an increase in accrued compensation and income taxes payable, partially offset by higher payments for taxes and bonuses.  We paid $18.2 million more for income taxes than we did in 2006. Our 2006 tax payments were reduced as a result of a $13.0 million cash tax benefit we received related to the Ibbotson acquisition, primarily related to the payments for the cancellation of Ibbotson’s stock options. The tax benefit was fully used during 2006. In 2007, we paid $12.3 million more for bonuses than we did in 2006.

In 2007 capital expenditures mainly consisted of leasehold improvements for our new office space in Canada, Europe, and Australia; computer hardware to keep our operations up and running in the event of a disaster, and design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations.

We generated free cash flow of $94.0 million in 2006, reflecting cash provided by operating activities of $98.7 million offset in part by capital expenditures of $4.7 million. Free cash flow more than doubled compared with 2005, primarily reflecting a $50.3 million increase in cash provided by operating activities. In addition, capital expenditures declined by approximately $2.7 million compared with 2005. We spent less on leasehold improvements in 2006 after completing major build-outs of our office space in London and China in 2005. The increase in cash provided by operating activities was primarily driven by higher net income, as well as a reduction in income tax payments and an increase in accrued compensation. In 2006, we paid $9.9 million less for income taxes than we did in 2005 because of the cash tax benefit we received from the Ibbotson acquisition.

Free cash flow as a percentage of revenue was 23.2% in 2007, 29.8% in 2006, and 18.0% in 2005.

To provide investors with additional insight into our financial results, we provide a comparison between the increase in net income with the change in cash flow provided by operating activities:

($000)	2007	2006	2005	2007 Change	2006 Change
Net income	$73,922	$51,762	$31,117	$22,160	$20,645
Adjustments to reconcile net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(30,428)	(13,734)	—	(16,694)	(13,734)
Depreciation and amortization expense	21,257	14,975	8,266	6,282	6,709
Stock-based compensation expense	10,978	8,575	10,895	2,403	(2,320)
All other non-cash items included in net income	(3,214)	(6,109)	1,486	2,895	(7,595)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(35,269)	(22,978)	(18,000)	(12,291)	(4,978)
Cash paid for income taxes	(27,795)	(9,649)	(19,527)	(18,146)	9,878
Reduction of Australian litigation reserve	(2,091)	—	—	(2,091)	—
Accounts receivable	(11,723)	(9,261)	(14,989)	(2,462)	5,728
Deferred revenue	8,401	10,967	7,364	(2,566)	3,603
Income taxes payable	53,024	36,345	17,089	16,679	19,256
Accrued compensation	58,387	39,404	24,997	18,983	14,407
Accounts payable and accrued liabilities	2,729	(563)	2,167	3,292	(2,730)
All other	(5,810)	(1,057)	(2,420)	(4,753)	1,363
Cash provided by operating activities	$112,368	$98,677	$48,445	$13,691	$50,232

The $13.7 million increase in cash provided by operating activities in 2007 was $8.5 million less than the $22.2 million increase in net income.

Non-cash items included in net income were a primary driver of the difference between net income and cash provided by operations in 2007.  We had an additional $16.7 million of excess tax benefits primarily because of an increase in the number of stock options exercised and the higher stock price on the date of these exercises. SFAS No. 123(R), Share-Based Payment, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations.  In 2007, we classified $30.4 million of excess tax benefits as financing activities, compared with $13.7 million in 2006. (See the liquidity section for further discussion on these excess tax benefits). This $16.7 million was partially offset by an increase in depreciation and amortization expense of $6.3 million, an increase in deferred taxes of $2.8 million, and an increase in stock-based compensation of $2.4 million in 2007.

An increase in net operating assets and liabilities (working capital excluding cash) drove the remainder of the difference between net income and cash provided by operations. The primary contributors were higher cash paid for both income taxes and bonuses in 2007. The payment related to the Australian litigation also impacted cash flow from operations in 2007.  Increases in accounts receivable and other assets combined with a reduction in the cash flow benefit from higher deferred revenue balances contributed to the lag between net income and cash from operations. These factors were partially offset by the favorable cash flow impact of increases in accrued compensation and income taxes payable.

The cash flow benefit associated with accrued compensation increased $19.0 million, reflecting the increase in the size of the bonus liability.  This was partially offset by a $12.3 million increase in the amount of cash paid for bonuses in 2007 compared with 2006.  We anticipate making bonus payments of approximately $50 million in the first quarter of 2008, compared with $35.3 million in the first quarter of 2007.

We paid $18.2 million more for income taxes in 2007 than we paid in 2006 primarily because of the cash tax benefit we received from the Ibbotson acquisition in 2006 and to a lesser extent for taxes paid for our operations outside the United States. This was partially offset by higher income taxes payable of $16.7 million because of the increase in taxable income in 2007.

The $50.3 million increase in cash provided by operating activities in 2006 outpaced the $20.7 million increase in net income. The increase in net income and a reduction in net operating assets and liabilities were the two main factors driving this trend. The $46.5 million reduction in working capital excluding cash was mainly caused by an increase in income taxes payable and accrued compensation. The increase in income taxes payable reflects the increase in taxable income, mainly in the United States, and a $9.9 million reduction in the amount of cash paid for income taxes in 2006, as we were able to reduce income tax payments because of the cash tax benefit related to the cancellation of Ibbotson’s stock options. The growth in accrued compensation reflects the increase in the size of the bonus liability partially offset by a $5.0 million increase in the amount of cash paid for bonuses. A reduction in non-cash items included in net income partially offset these positive factors. We made bonus payments of approximately $23.0 million in 2006, compared with $18.0 million of bonus payments made in 2005.

Segment Results

($000)	2007	2006	2005	2007 Change	2006 Change
Revenue
Individual	$97,299	$80,706	$63,448	20.6%	27.2%
Advisor	115,739	94,694	72,689	22.2%	30.3%
Institutional	230,329	146,085	95,947	57.7%	52.3%
Elimination of intersegment revenue	(8,260)	(6,310)	(4,970)	30.9%	27.0%
Consolidated revenue	$435,107	$315,175	$227,114	38.1%	38.8%

Operating income
Individual	$23,738	$22,921	$15,005	3.6%	52.8%
Advisor	31,669	26,734	14,617	18.5%	82.9%
Institutional	76,656	37,244	20,544	105.8%	81.3%
Corporate items and eliminations	(14,809)	(9,372)	(3,686)	58.0%	154.3%
Consolidated operating income	$117,254	$77,527	$46,480	51.2%	66.8%

Operating margin
Individual	24.4%	28.4%	23.6%	(4.0)pp	4.8pp
Advisor	27.4%	28.2%	20.1%	(0.8)pp	8.1pp
Institutional	33.3%	25.5%	21.4%	7.8 pp	4.1pp
Consolidated operating margin	26.9%	24.6%	20.5%	2.3 pp	4.1pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, investors can access our equity research through our Premium Membership offering on Morningstar.com.

We also offer a variety of print publications about investing, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. This segment also includes several newsletters and other publications for investors in Australia.

In 2007, 2006, and 2005 this segment represented, before intersegment eliminations, 22.4%, 25.6%, and 27.9%, respectively, of our consolidated revenue.

In 2007, revenue for the Individual segment increased $16.6 million compared with 2006. Acquisitions contributed $5.1 million to the Individual segment revenue in 2007, primarily from Aspect Huntley.  In 2006, revenue for the Individual segment increased $17.3 million compared with 2005. Our acquisitions of Aspect Huntley and Ibbotson contributed $5.1 million to 2006 revenue, with Aspect Huntley contributing about 70% of this incremental revenue.

Growth in Morningstar.com Premium Membership and Internet advertising sales drove about 55% of the segment’s organic revenue increase in 2007 and 48% in 2006. The number of subscriptions for Morningstar.com Premium service has expanded steadily over the past three years to 180,366 as of December 31, 2007 from 165,957 as of December 31, 2006 and 147,010 as of December 31, 2005. In addition, consistent with the trend over the past few years, we moderately increased subscription prices for Premium Membership in both January 2007 and 2006. Internet advertising sales growth was also strong in both years, increasing about 28% in 2007 and 25% in 2006.

Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement, was the second-largest contributor to organic revenue growth for this segment in both 2007 and 2006. Our revenue in this area benefited in 2007 and 2006 because we’ve continued to increase the number of stocks we cover, leading to higher contract values for some of the agreements related to the settlement. Revenue related to the Global Analyst Research Settlement accounted for approximately one-fifth of the segment’s 2007 revenue. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research reports to their clients. For further discussion about this issue, see Item 1A — Risk Factors.

Newsletters also contributed to the organic growth in segment revenue in 2007, although to a lesser degree.

In 2007, operating income for the Individual segment increased $0.8 million compared with 2006; and in 2006 operating income for this segment increased $7.9 million compared with 2005. Operating expense increased $15.8 million and $9.4 million in 2007 and 2006, respectively, and includes the incremental operating expenses associated with the newly acquired Aspect Huntley and Ibbotson operations included in this segment.

Excluding the impact of acquisitions, the operating expense increase in both years was mainly driven by higher compensation-related expense, particularly in cost of goods sold and sales and marketing. Hiring for our equity analyst team, whose compensation costs we include in cost of goods sold, contributed to this increase. The team grew to 112 analysts worldwide as of December 31, 2007, compared with 100 as of December 31, 2006 and 87 as of December 31, 2005. An increase in bonus expense in 2007 and 2006 particularly in cost of goods sold, also contributed to operating expense growth in both years.  Additional marketing expense, reflecting significantly expanded direct mail campaigns in the first quarter of 2007, also contributed to the increase in 2007. A decrease in stock-based compensation expense of $1.1 million in 2006 partially offset expense increases in 2006.

Despite the growth in operating income, the segment’s margin declined by 4.0 percentage points in 2007 compared with the previous year reflecting growth in operating expenses that outpaced the growth in revenue.  The margin decline was partially due to the lower margins associated with the Aspect Huntley operations. An increase in sales and marketing expense as a percentage of revenue, reflecting our significantly expanded direct mail campaigns in the first quarter of 2007 and the growth in sales staff, also contributed to the margin decline in 2007. The segment’s margin improved by 4.8 percentage points in 2006 compared with 2005. The decrease in stock-based compensation expense in 2006 had a favorable impact on operating margin.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

In 2007, 2006, and 2005, this segment represented, before intersegment eliminations, 26.6%, 30.0%, and 32.0%, respectively, of our consolidated revenue.

In 2007, revenue for the Advisor segment increased $21.0 million compared with 2006. Acquisitions contributed $5.8 million of revenue in 2007 from the fund data business acquired from Standard & Poor’s and, to a lesser extent, from Ibbotson and Aspect Huntley.  In 2006, revenue for the Advisor segment increased $22.0 million compared with 2005. Acquisitions contributed $6.2 million of revenue in 2006, primarily from sales of Financial Communications materials and advisor-focused Ibbotson software tools.

In both 2007 and 2006, the increase in organic revenue was primarily driven by Morningstar Advisor Workstation. We continued to see expansion in licenses of the Enterprise Edition of Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 175,725 as of December 31, 2007, compared with 153,838 as of December 31, 2006 and 113,461 as of December 31, 2005. Part of this growth reflects expansions in the scope of some contracts to full-site licenses (where we include all eligible advisors in our total license count), from tools-only licenses (where we include a smaller number of advisors based on actual usage). The increase in users from the prior year was also driven by the growth of users at existing clients and new clients.

In addition, we also experienced strong renewals for the product during 2007 and 2006 and several contracts that were scheduled to expire renewed at significantly higher price points, reflecting both higher user counts and an increase in the amount of functionality licensed.

Morningstar Managed Portfolios also contributed to revenue growth in both 2007 and 2006, but to a lesser degree than Advisor Workstation. Assets under management for Morningstar Managed Portfolios rose to $2.2 billion as of December 31, 2007 compared with $1.8 billion as of December 31, 2006 and $1.4 billion as of December 31, 2005.

Principia revenue was flat in 2007 and 2006. The number of subscriptions for Principia was 48,900 as of December 31, 2007, up from 47,835 as of December 31, 2006 but down from 49,728 as of December 31, 2005. In March 2007, we introduced two new Principia modules, Presentation & Education and Asset Allocation, which contributed to the increase in the number of subscriptions.

In 2007, our operating income for this segment was $31.7 million, an increase of $5.0 million compared with 2006. In 2006, operating income increased $12.1 million compared with 2005. In both years, the increase in operating income reflects an increase in revenue partially offset by higher operating expense in all categories.

Operating expense increased $16.1 million, or 23.7%, in 2007 compared with 2006. Compensation-related expense including incentive compensation and commissions, accounted for approximately 42% of the increase in operating expense.  The remainder of the operating expense increase was from an increase in G&A spending and higher expenses in cost of goods sold.  Incremental costs added primarily from the mutual fund data business acquired from Standard & Poor’s also accounted for a portion of the increase across all cost categories.

Operating expense increased $9.9 million in 2006 compared with 2005. An increase in cost of goods sold was the biggest driver, contributing almost half of the expense increase in 2006. Higher cost of goods sold partly reflects increased compensation costs from additional headcount. In 2006, an increase in bonus expense as well as incremental costs added by acquisitions were also major drivers behind the cost increase in this category. The remaining operating expense growth in 2006 primarily reflects an increase in sales and marketing expense, driven by compensation-related expense, including bonuses. Incremental costs added by acquisitions also contributed to expense growth in all categories. A $0.7 million decrease in stock-based compensation in 2006 lowered operating expense and contributed to the improvement in operating income.

Operating margin was 27.4% for 2007, a decline of 0.8 percentage points compared with 2006. In 2006, the operating income was positively impacted by $1.3 million of revenue from the elimination of a redundant license following the merger of two clients; no similar transaction occurred in 2007. This revenue added about 1 percentage point to the segment’s operating margin in 2006. Without the favorable effect of this revenue in the previous year, the segment’s operating margin would have increased slightly year over year.

Our operating margin improved by 8.1 percentage points in 2006, to 28.2%, reflecting the impact of higher revenue against a smaller rate of increase in operating expense. Operating margin growth was partly driven by Advisor Workstation Enterprise Edition; revenue for this product has grown at a more rapid pace than operating expense. A decrease in stock-based compensation in 2006 and the revenue from eliminating a redundant license following the merger of two clients also had a positive impact on the operating margin.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning ten core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; the institutional Workstation product acquired from Standard & Poor’s; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; and Morningstar EnCorr, an asset allocation software package.

The Institutional segment made up 52.9%, 46.4%, and 42.2% of our consolidated revenue before intersegment eliminations in 2007, 2006, and 2005, respectively. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

In 2007, revenue for the Institutional segment increased $84.2 million compared with 2006. Acquisitions contributed $33.4 million of revenue to this segment in 2007, primarily from the fund data business acquired from Standard & Poor’s, and to a lesser extent from Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce.  In 2006, revenue for the Institutional segment increased $50.2 million compared with 2005. Acquisitions contributed $25.1 million of revenue to this segment in 2006, mainly from Investment Consulting services and Morningstar EnCorr, both from the Ibbotson acquisition.

For the segment overall, on a product level, the increase in revenue in both 2007 and 2006 was driven by Investment Consulting, which contributed about 35% and 50% of the total increase in segment revenue in 2007 and 2006, respectively.  In 2006, more than 40% of the increase in Investment Consulting revenue was contributed by newly incorporated revenue from Ibbotson.  In both 2007 and 2006, revenue increased because of substantial growth in assets under advisement mainly among existing clients. We provided advisory services on approximately $97.5 billion in assets compared with $55.5 billion as of December 31, 2006 and approximately $22.1 billion in assets as of December 31, 2005.

	As of December 31
	2007	2006	2005
Assets under advisement for Investment Consulting ($ billions)
Ibbotson Associates (1)	$40.9	$15.0	$ n/a
Morningstar Associates	56.6	40.5	22.1
Total	$97.5	$55.5	$22.1

(1) We acquired Ibbotson Associates in March 2006.

These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. In both 2006 and 2007, both factors contributed to growth in assets under advisement, but increases in net inflows were the main driver behind the asset growth.

Excluding revenue from acquisitions, Licensed Data and Morningstar Direct were the next largest contributors to revenue growth in both 2007 and 2006. Both products have benefited from expanded sales efforts in Europe and other markets outside the United States, as well as continued strength in the United States. The number of licenses for Morningstar Direct increased 65.4% to 2,229 worldwide as of December 31, 2007, compared with 1,348 as of December 31, 2006 and 985 as of December 31, 2005

Retirement Advice, EnCorr, and Licensed Tools and Content were also contributors to revenue growth during 2007, although to a lesser extent.  The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts, and we are now one of the largest providers in this area.

	As of December 31
	2007	2006	2005
Assets under management in managed retirement accounts ($ billions)
Advice by Ibbotson	$12.7	$8.0	$ n/a
Morningstar Retirement Manager	1.0	0.6	0.3
Total	$13.7	$8.6	$0.3

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide this access.

	As of December 31
	2007	2006	2005
Plan Participants (millions)
Advice by Ibbotson	6.6	8.0	n/a
Morningstar Retirement Manager	8.8	9.0	9.0
Total	15.4	17.0	9.0

Plan Sponsors (approximate)
Advice by Ibbotson	60,000	37,000	n/a
Morningstar Retirement Manager	75,000	71,000	69,000
Total	135,000	108,000	69,000

Plan Providers
Advice by Ibbotson	8	7	n/a
Morningstar Retirement Manager	22	24	30
Total	30	31	30

In 2007, operating income for the Institutional segment increased $39.4 million, or 105.8%, compared with 2006; in 2006 the segment’s operating income increased $16.7 million, or 81.3%, compared with 2005. The increase in operating income in both years was primarily driven by revenue growth in Investment Consulting and Licensed Data.  Asset-based fees in Investment Consulting have increased while the cost base for this service has increased at a lower rate.

Operating expense increased approximately $44.8 million in 2007 and $33.4 million in 2006. Compensation-related expenses and incremental costs added by acquisitions were the main contributors to the increase in this expense category in 2007. Operating expenses associated with our acquired businesses contributed a significant portion of the operating expense increase in 2007. These additional expenses are included throughout the expense categories, but had the largest impact on compensation expense. Compensation and bonus expense, including compensation expense from our acquired businesses, made up about 62% of the increase in operating expense. The operating expense increase in 2007 was partially offset by a $1.1 million reduction in product implementation fees related to our Advice by Ibbotson service.

In 2006, the increase in expense was largely driven by cost of goods sold, which contributed about 40% of the expense increase in 2006. Incremental costs added by acquisitions contributed to the increase in this expense category. In addition, a large portion of incremental headcount from acquisitions was added to the Institutional segment, which contributed to higher compensation and bonus expense in this category. Compensation-related costs excluding acquisitions increased because of added headcount and higher bonus expense. The remaining increase in operating expense in 2006 were spread across the other expense categories and reflects higher compensation and bonus expense as well as incremental expense added from acquisitions. A decrease of $0.7 million in stock-based compensation expense partially offset these expense increases.

Our operating margin improved 7.8 percentage points in 2007 and 4.1 percentage points in 2006, reflecting the impact of revenue growth that exceeded the increase in operating expense, largely driven by continued growth in higher-margin services, such as Investment Consulting.  Product implementation fees related to our Advice by Ibbotson service represented approximately 0.7% of revenue in 2007 compared with 1.9% of revenue in the previous year. In addition, some of our acquired operations had a positive effect on the operating margin in 2007.

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

($000)	2007	2006	2005
Amortization expense	$12,769	$7,004	$692
Depreciation expense	1,905	2,665	2,884
Other	135	(297)	110
Corporate items and eliminations	$14,809	$9,372	$3,686
% change	58.0%	154.3%	268.6%

In 2007 and 2006, corporate items and eliminations increased almost entirely because of additional amortization expense related to intangible assets from acquisitions. Amortization of intangible assets increased $5.8 million in 2007 and $6.3 million in 2006. We made four key acquisitions during the past two years. As part of these acquisitions, we assigned $105.7 million to intangible assets other than goodwill. We amortize these intangible assets over their estimated lives, ranging from two to 25 years. Based on acquisitions completed through December 31, 2007, we estimate that aggregate amortization expense for intangible assets will be $13.6 million in 2008.

Depreciation expense included in this category has declined over the past three years as computer equipment and internal product development costs, capitalized in previous years, are now fully depreciated.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2007	2006	2005
Equity in net income of unconsolidated entities	$1,694	$2,787	$1,662

Equity in net income of unconsolidated entities primarily includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB. In both 2007 and 2006, equity in net income of unconsolidated entities was primarily from our equity earnings from MJKK. In 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $1.0 million. For more information about our investments in unconsolidated entities, refer to Note 8 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2007	2006	2005
Interest income, net	$7,134	$4,623	$3,078
Other income (expense), net	(905)	(459)	121
Non-operating income	$6,229	$4,164	$3,199

Net interest income primarily reflects interest from our investment portfolio. Net interest income increased $2.5 million and $1.5 million during 2007 and 2006, respectively. We generated more interest income because of higher balances for cash, cash equivalents, and investments in 2007 compared with 2006, as well as higher returns on these invested balances.

Other income (expense) mainly consists of foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from MJKK. The increase in other expense in 2007 and 2006 was primarily related to foreign currency exchange losses.

Income Tax Expense

The following table summarizes the components of our effective income tax rate:

($000)	2007	2006	2005
Income before income taxes and equity in net income of unconsolidated entities	$123,483	$81,691	$49,679
Equity in net income of unconsolidated entities	1,694	2,787	1,662
Total	$125,177	$84,478	$51,341
Income tax expense	$51,255	$32,975	$20,224
Effective income tax rate	40.9%	39.0%	39.4%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

In 2007, our effective income tax rate is influenced by three primary factors: U.S. state income taxes, the reported income or loss of our non-U.S. entities and our evaluation of the realizability of their net operating losses; and the impact of specific tax planning strategies.  Incentive stock options also influenced our effective tax rate in 2007, but to a much lesser extent than in previous years.

In 2007, our effective income tax rate increased 1.9 percentage points compared with the previous year.  Approximately half of the increase was because of an increase to our overall U.S. state tax rate and additional state income tax expense related to a change in state tax law enacted in 2007. As a result of this tax law change, we expect to realize a lower tax benefit when we use our net deferred tax assets in future periods.  We therefore reduced the value of our deferred tax assets and recorded a corresponding increase to income tax expense as of the date of enactment.  We expect the enacted tax law change will have a favorable impact on our effective income tax rate starting in 2008.  The remainder of the increase in our effective tax rate was because of an increase in unrecognized tax benefits. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48).  Certain positions we have taken or intend to take on our U.S. and non-U.S. tax returns may be reviewed by tax authorities in the jurisdictions in which we operate.

In 2006, our effective income tax rate was 39.0%, which is comparable to our effective income tax rate in 2005. This rate, however, reflects three items related to our non-U.S. operations. Our 2006 effective income tax rate includes additional income tax expense outside the United States recorded in the second quarter of 2006. This additional income tax expense increased our effective tax rate by 1.1 percentage points. In addition, in 2006 we paid withholding taxes in non-U.S. jurisdictions for which we do not anticipate receiving a credit for U.S. income tax purposes. These withholding taxes increased our effective rate by approximately half of a percentage point. These increases were mostly offset by the benefit we recorded as a result of reducing previously recorded deferred tax valuation allowances. Based on the evidence related to certain of our non-U.S. entities, we concluded it was more likely than not that we would be able to use the accumulated net operating losses.

We have net operating loss (NOL) carryforwards of $22.4 million related to our non-U.S. operations. We have recorded a valuation allowance against all but $7.1 million of these NOLs as of December 31, 2007. Because of the historical operating losses for certain non-U.S. operations, a valuation allowance is required because we do not believe that it is more likely than not that we will be able to use all of our non-U.S. NOLs.

We anticipate that our effective income tax rate may continue to fluctuate related to the creation or reversal of valuation allowances for our non-U.S. operations as well as to changes in unrecognized tax benefits.

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

Cash and Cash Equivalents

As of December 31, 2007, we had cash, cash equivalents, and investments of $258.6 million, an increase of $94.8 million compared with the balance as of December 31, 2006. During 2007, we were able to generate sufficient cash to more than offset payments related to acquisitions, bonuses, income taxes, and capital expenditures.  We also had sufficient cash on hand as of December 31, 2007 to cover the costs of the acquisition of the Hemscott businesses from Ipreo Holdings LLC in early January 2008 and our annual bonus payments in February 2008.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In 2007, cash provided by operating activities was $112.4 million. The increase of $13.7 million, or 13.9%, in operating cash flow was the result of higher net income, adjusted for non-cash items and an increase in accrued compensation and income taxes payable, partially offset by higher tax payments and higher bonus payments.  Although our net income (adjusted for non-cash items) increased by $17.0 million, changes in our net operating assets and liabilities slightly reduced the cash flow benefit from net income.

The $6.7 million growth in accrued compensation reflects a $19.0 million increase in the size of the bonus liability partially offset by a $12.3 million increase in the amount of cash paid for bonuses. In February 2007, we made approximately $35.3 million of bonus payments that were accrued as of December 31, 2006. In 2006, we made bonus payments of $23.0 million.  We anticipate making bonus payments of approximately $50 million in the first quarter of 2008 for bonuses accrued as of December 31, 2007.

The benefit to cash flow from operations related to income taxes was lower in 2007 compared with 2006.  Payments for income taxes increased $18.2 million while income taxes payable increased by $16.7 million. In 2006, our tax payments were reduced primarily because of the cash tax benefit we received from the Ibbotson acquisition in 2006. This income tax benefit, primarily related to the payments for the cancellation of Ibbotson’s stock options, was fully used during 2006, reducing the amount we paid for income taxes.  As of December 31, 2007, we had a net income tax receivable of $9.0 million.  Our estimated tax payments made during 2007 could not predict the volume of stock option exercises which occurred primarily in the fourth quarter of 2007 and the value of excess tax benefits related to these option exercises. In 2007, we generated $30.4 million of excess tax benefits, more than half of which were generated in the fourth quarter. We will use this tax receivable to offset the future income tax liabilities, primarily in the United States.

The payment related to the Australian litigation also reduced the cash flow from operations in 2007. We paid a cash settlement of Australian $4.0 million ($3.3 million). This amount was higher than the previously recorded reserve of Australian $2,500,000 (approximately U.S. $2.1 million at the settlement date). Approximately $3.0 million of this payment reduced our cash flow from operations, with the remainder included in cash used for investing activities reflecting an adjustment to the goodwill we initially recorded when we acquired Morningstar Research Pty Ltd (Morningstar Australia) in 2001.

In 2006, cash provided by operating activities was $98.7 million. The increase of $50.3 million, or 103.7%, in operating cash flows mainly reflects increases in net income, income taxes payable, and accrued compensation. In 2006, we made $9.6 million of income tax payments, compared with $19.5 million in 2005. As part of the Ibbotson purchase price allocation, we recorded a reduction to income taxes payable of $13.0 million. This cash income tax benefit did not impact our income tax expense or net income in 2006, but lowered the cash paid for income taxes in 2006. Accrued compensation increased primarily because of an increase in accrued bonuses.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures.  The level of investing activities can vary from period to period depending on the level of activity in these three categories.

In 2007, cash used for investing activities decreased $26.2 million, compared with 2006, primarily reflecting a decrease in cash used for acquisitions partially offset by an increase in net purchases of investments and a greater amount of spending on capital expenditures. In 2006, cash used for investing activities increased $112.1 million compared with 2005, primarily reflecting an increase in cash used for acquisitions.

Cash used for acquisitions, net of cash acquired, was $60.5 million in 2007. Cash used for acquisitions also includes transaction costs directly related to the acquisitions.  The majority of the cash used for acquisitions in 2007 relates to our acquisition of the fund data business acquired from Standard & Poor’s.

In 2007 we also paid cash to acquire the remaining 2% share ownership in Morningstar Europe NV and made the final payment related to the Aspect Huntley acquisition.

Cash used for acquisitions in 2006, net of cash acquired, was $117.3 million. This total includes cash used to purchase Ibbotson in March 2006, Aspect Huntley in July 2006, and the hedge fund and separate account database division of InvestorForce in August 2006.

In 2005, cash used for acquisitions was $8.2 million, related to our January 2005 acquisition of the Variable Annuity Research and Data Service from Finetre Corporation.

Purchases of investments, net of proceeds from the sale of investments, were $31.0 million, $6.6 million, and $1.3 million in 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, we had investments, consisting primarily of fixed-income securities, of $99.0 and $67.6 million, respectively. As of both December 31, 2007 and 2006, our investments represented approximately 40% of our total cash, cash equivalents, and investments.

Capital expenditures were $11.3 million, $4.7 million, and $7.5 million in 2007, 2006, and 2005, respectively. Capital expenditures are primarily for leasehold improvements, computer hardware, and computer software. We anticipate that in 2008, our capital expenditures will be significantly higher than in previous years primarily because of the build-out of our new office space in Chicago for our U.S.-based operations. We expect to make capital expenditures of approximately $55 million in 2008, including approximately $40 million for the build-out of the new office space.  A portion of the capital expenditures will be offset by tenant improvement allowances which will reduce the total amount of cash we will need to pay for the build-out.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant.  Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units.  These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized.  It is not possible to predict the timing of stock option exercises nor the intrinsic value which will be achieved at the time options are exercised or upon vesting of restricted stock units.  As a result, cash flow from financing activities is expected to vary over time.  Note 11 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2007.

In 2007, cash provided by financing activities was $52.5 million. We received proceeds of $22.0 million from stock option exercises. We also recorded $30.4 million for excess tax benefits related to stock option exercises and vesting of restricted stock units. In 2007, cash provided by financing activities increased by $18.5 million, or 54.4%, compared with 2006, driven almost entirely by an additional $16.7 million of excess tax benefits.  The increase was due to a larger number of stock options exercised and the stock price on the date of these exercises. In 2007, employees exercised approximately 2.5 million stock options compared with 2.1 million options exercised in 2006.  The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2007 and 2006 was $133.5 million and $66.7 million, respectively.

In 2006, cash provided by financing activities of $34.0 million increased $8.7 million, or 34.6%, and primarily reflected an increase of $13.0 million in proceeds from stock option exercises. Stock option exercises continued to increase in 2006, our first full year as a public company. We also recognized $13.7 million of excess tax benefits from stock option exercises in 2006. In 2005, cash provided by financing activities included $18.1 million of net proceeds from our initial public offering in May 2005.

Acquisitions

Mutual fund data business acquired from Standard & Poor’s

In March 2007, we acquired the mutual fund data business from Standard & Poor’s for $57.8 million in cash including post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. This business consists of data and products covering approximately 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. Approximately 80% of the mutual fund data business acquired from Standard & Poor’s is outside the United States. We began including the results of this acquisition in our Consolidated Financial Statements on March 16, 2007.

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

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited, a leading provider of equity information, research, and financial trade publishing in Australia, for $22.5 million in cash, including transaction costs directly related to the acquisition and post-closing adjustments, less acquired cash. We began including the results of Aspect Huntley’s operations in our Consolidated Financial Statements on July 25, 2006.

 Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc., a privately held firm specializing in asset allocation research and services, for $86.1 million in cash, including transaction costs directly related to the acquisition and post-closing adjustments, less cash acquired.  We began including the results of Ibbotson’s operations in our Consolidated Financial Statements on March 1, 2006.

Variable Annuity Research and Data Service (VARDS)

In January 2005, we acquired the VARDS unit, which provides research and data on variable annuities, from Finetre Corporation for $8.2 million in cash. We began including the results of VARDS’ operations in our Consolidated Financial Statements on January 1, 2005.

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

Subsequent Event

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51.6 million in cash, subject to working capital adjustments. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK-and-Irish-registered companies listed on the London Stock Exchange; Hemscott India, which operates a state-of-the-art data collection center in New Delhi, India; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data services for executives and high net-worth investors; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom.

This acquisition fits with our strategies of building a premier global equity database and expanding our presence outside the United States.

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

We make significant judgments related to revenue recognition, including whether fees are fixed or determinable and whether the collection of payment is probable. For contracts that combine multiple products and services, we make judgments regarding the fair value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite to the recognition of revenue.  If arrangements include an acceptance provision, we recognize revenue upon the receipt of written customer acceptance.

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2007, our deferred revenue was $129.3 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling of our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired companies that complement our business operations. In 2007, we acquired the mutual fund data business from Standard & Poor’s. In 2006, we acquired Ibbotson Associates, Aspect Huntley, and the database division of InvestorForce. In 2005, we acquired VARDS. Over the past three years, the total cash paid for acquisitions, net of cash acquired, was approximately $186.0 million.

For each acquisition, the purchase price was allocated to the assets acquired, liabilities assumed, and goodwill, in accordance with SFAS No. 141, Business Combinations. We recognized the assets and liabilities acquired related to these acquisitions at their estimated fair values and as of December 31, 2007 had allocated $116.8 million of value to intangible assets such as customer lists, intellectual property, technology, non-competition agreements, and supplier lists. For these intangible assets, the estimated useful lives range from two to 25 years. As of December 31, 2007, we also have recorded $128.1 million of goodwill arising from acquisitions.

Management judgment is required in allocating the purchase price to the acquired assets and liabilities. We use judgment to:

·                  identify the acquired assets,

·                  estimate the fair value of these assets,

·                  estimate the useful life of the assets; and

·                  assess the appropriate method for recognizing depreciation or amortization expense over the asset’s useful life.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2007 was $128.1 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, it is subject to at least an annual test for impairment, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2007 includes property, equipment, and capitalized software of $19.1 million and intangible assets of $95.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include a deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Stock-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2006. Under SFAS No. 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. In 2006, we granted both stock options and restricted stock units to employees. In 2007, our equity grants were almost exclusively in the form of restricted stock units. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We measure the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model.

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

Because our largest annual equity grants typically have vesting dates in the second quarter of the year, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested. In addition, we update our estimate of the forfeiture rate that will be applied to awards not yet vested.  In 2007, we recorded approximately $0.8 million of additional stock-based compensation expense related to these changes in estimates.

We believe that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in our Consolidated Financial Statements.

Income Taxes

Our annual effective income tax rate is based on the mix of income and losses in our U.S. and non-U.S. entities which are part of our Consolidated Financial Statements, statutory tax rates, and tax-planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions.

Tax law requires items to be included in the tax return at different times from when these items are reflected in our Consolidated Income Statement. As a result, the effective tax rate reflected in our Consolidated Financial Statements is different from the tax rate reported on our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax basis of assets and liabilities.  In addition, excess tax benefits associated with stock option exercises and vesting of restricted stock units also create a difference between our cash tax rate and the effective tax rate in our Consolidated Income Statement.

As of December 31, 2007, we had $0.6 million of net current deferred tax liabilities and $15.7 million of net long-term deferred tax assets.  The deferred tax assets include amounts related to net operating loss (NOL) carryforwards. As of December 31, 2007, we have NOLs of $22.4 million related to our non-U.S. operations. Because of the historical operating losses of certain of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $7.1 million of the NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

We assess uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes.  We use judgment to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return.  A liability is recognized to represent the potential future obligation to the taxing authority for the benefit taken in the tax return.  We adjust these liabilities, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

We use judgment in classifying unrecognized tax benefits as either current or noncurrent liabilities in our Consolidated Balance Sheets. Settlement of any particular issue would usually require the use of cash. A liability associated with unrecognized tax benefits will generally be classified as a noncurrent liability because there will usually be a period of several years between the filing of the tax return and the final resolution of an uncertain tax position with the taxing authority.  Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known.

Assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations. Refer to Note 16 of the Notes to our Consolidated Financial Statements. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and government actions. Judgment is required as we assess the probability of loss for such contingencies and either accrue a liability or disclose the relevant circumstances, as appropriate. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be impacted.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) modifies the financial accounting and reporting of business combinations. SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. SFAS No. 141(R) is effective for business combination transactions with acquisition dates on or after the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) requires prospective application and prohibits earlier application. We are in the process of determining the effect the adoption of SFAS No. 141 (R) will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141 (R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. We are in the process of determining the effect the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

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

Contractual Obligations

The following table presents our known contractual obligations as of December 31, 2007 and the expected timing of cash payments related to these contractual obligations:

($000)	2008	2009	2010	2011	2012	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$7,427	$7,533	$13,013	$12,302	$10,454	$90,540	$141,269
Unrecognized tax benefits (2)	1,492	—	—	—	—	—	1,492
Deferred compensation agreement (3)	585	—	—	—	—	—	585
Asset retirement obligation (4)	—	98	—	—	—	—	98
Total	$9,504	$7,631	$13,013	$12,302	$10,454	$90,540	$143,444

(1)  The non-cancelable operating lease obligations relate primarily to lease commitments for office space and include the lease payments for approximately 235,000 square feet of new office space in Chicago, Illinois for our U.S.-based operations. Although the lease begins in 2008, the minimum lease payments will begin in the second half of 2009.  This lease has a term of 15 years.

(2)  Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FIN 48.  The amount included in the above table represents amounts we anticipate may be paid in 2008.  The above table excludes approximately $5.6 million of unrecognized tax benefits, included as other long-term liabilities in our Consolidated Balance Sheet as of December 31, 2007, for which we cannot make a reasonably reliable estimate of the period of payment.

 (3) We have an obligation to pay up to approximately $0.6 million under a deferred compensation agreement with Don Phillips, one of our managing directors, as discussed in Note 12 of the Notes to our Consolidated Financial Statements. We are required to make these payments as Don exercises certain stock options granted to him under the 1999 Stock Option Plan. As of December 31, 2007, there were 217,286 stock options remaining to be exercised.  If all of these options are exercised in 2008, we would make payments to him of approximately $0.6 million in accordance with the deferred compensation agreement.

(4)  The asset retirement obligation relates to costs that will be incurred to return office space modified by leasehold improvements to its original condition in accordance with the lease agreement.

There are no purchase commitments as of December 31, 2007 that we believe would have a significant impact on our Consolidated Balance Sheet or Consolidated Statement of Cash Flows.

Selected Quarterly Financial Data

	2006				2007
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$70,060	$76,257	$81,821	$87,037	$95,447	$109,685	$111,859	$118,116
Operating expense (1):
Cost of goods sold	18,673	22,052	22,389	23,861	25,855	29,020	28,674	30,228
Development	6,091	7,306	7,876	8,221	8,055	9,134	9,010	8,917
Sales and marketing	11,660	11,880	12,971	14,103	16,729	16,471	17,132	18,503
General and administrative	12,032	13,793	13,781	15,984	16,086	21,128	19,936	21,718
Depreciation and amortization	2,406	3,767	4,267	4,535	4,695	5,486	5,662	5,414
Total operating expense	50,862	58,798	61,284	66,704	71,420	81,239	80,414	84,780
Operating income	19,198	17,459	20,537	20,333	24,027	28,446	31,445	33,336
Non-operating income:
Interest income, net	1,059	858	1,169	1,537	1,749	1,437	1,812	2,136
Other income (expense), net	(126)	(186)	(31)	(116)	(236)	(69)	408	(1,008)
Non-operating income, net	933	672	1,138	1,421	1,513	1,368	2,220	1,128
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	20,131	18,131	21,675	21,754	25,540	29,814	33,665	34,464
Income tax expense	7,598	7,624	9,228	8,525	10,291	11,996	14,229	14,739
Equity in net income of unconsolidated entities	647	658	1,100	382	537	455	417	285
Income before cumulative effect of accounting change	13,180	11,165	13,547	13,611	15,786	18,273	19,853	20,010
Cumulative effect of accounting change, net of income tax expense of $171	259	—	—	—	—	—	—	—
Net income	$13,439	$11,165	$13,547	$13,611	$15,786	$18,273	$19,853	$20,010
Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.33	$0.27	$0.33	$0.32	$0.37	$0.43	$0.46	$0.45
Basic net income per share	$0.33	$0.27	$0.33	$0.32	$0.37	$0.43	$0.46	$0.45
Weighted average common shares outstanding—basic	40,355	40,925	41,448	41,957	42,401	42,852	43,393	44,188
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.28	$0.24	$0.29	$0.29	$0.33	$0.38	$0.41	$0.41
Diluted net income per share	$0.29	$0.24	$0.29	$0.29	$0.33	$0.38	$0.41	$0.41
Weighted average common shares outstanding—diluted	46,424	46,684	46,578	47,100	47,381	47,868	48,232	48,757

(1)           Includes stock-based compensation expense of:

	2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Cost of goods sold	$272	$285	$302	$313	$338	$513	$408	$447
Development	114	131	141	146	253	371	302	330
Sales and marketing	126	137	152	156	299	412	327	359
General and administrative	1,422	1,526	1,663	1,689	1,444	1,907	1,560	1,708
Total stock-based compensation expense	$1,934	$2,079	$2,258	$2,304	$2,334	$3,203	$2,597	$2,844

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of December 31, 2007, our cash, cash equivalents, and investments balance was $258.6 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.5 million.

As our non-U.S. revenue increases as a percentage of our consolidated revenue, fluctuations in foreign currencies present a greater potential risk. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  In addition, effective January 1, 2007, the Company changed its method of accounting for sabbatical leave to conform with Emerging Issues Task Force (EITF) No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences.” Effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 5, 2008

To the Board of Directors and Shareholders

Morningstar, Inc.

We have audited Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morningstar, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Morningstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007, and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Chicago, Illinois
March 5, 2008

To the Board of Directors and Shareholders of Morningstar, Inc.

Chicago, Illinois

We have audited the consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Morningstar, Inc. and subsidiaries (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2005. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Morningstar, Inc. and subsidiaries and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
March 3, 2006

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2007	2006	2005
Revenue	$435,107	$315,175	$227,114
Operating expenses: (1)
Cost of goods sold	113,777	86,975	64,408
Development	35,116	29,494	19,654
Sales and marketing	68,835	50,614	39,071
General and administrative	78,868	55,590	49,235
Depreciation and amortization	21,257	14,975	8,266
Total operating expense	317,853	237,648	180,634
Operating income	117,254	77,527	46,480
Non-operating income (expense):
Interest income, net	7,134	4,623	3,078
Other income (expense), net	(905)	(459)	121
Non-operating income, net	6,229	4,164	3,199
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	123,483	81,691	49,679
Income tax expense	51,255	32,975	20,224
Equity in net income of unconsolidated entities	1,694	2,787	1,662
Income before cumulative effect of accounting change	73,922	51,503	31,117
Cumulative effect of accounting change, net of income tax expense of $171	—	259	—
Net income	$73,922	$51,762	$31,117

Basic income per share:
Basic income per share before cumulative effect of accounting change	$1.71	$1.25	$0.79
Cumulative per share effect of accounting change	—	0.01	—
Basic net income per share	$1.71	$1.26	$0.79
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$1.53	$1.10	$0.70
Cumulative per share effect of accounting change	—	0.01	—
Diluted net income per share	$1.53	$1.11	$0.70

Weighted average shares outstanding:
Basic	43,216	41,176	39,392
Diluted	48,165	46,723	44,459

	2007	2006	2005
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,706	$1,172	$1,473
Development	1,256	532	603
Sales and marketing	1,397	571	710
General and administrative	6,619	6,300	8,109
Total stock-based compensation expense	$10,978	$8,575	$10,895

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$159,576	$96,140
Investments	99,012	67,611
Accounts receivable, less allowance of $161 and $225, respectively	86,812	65,176
Income tax receivable	8,998	—
Other	13,163	8,557
Total current assets	367,561	237,484
Property, equipment, and capitalized software, net	19,108	15,869
Investments in unconsolidated entities	19,855	18,659
Goodwill	128,141	86,680
Intangible assets, net	95,767	72,841
Deferred tax asset, net	15,658	13,789
Other assets	3,217	2,516
Total assets	$649,307	$447,838

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$22,325	$21,014
Accrued compensation	64,709	40,856
Deferred revenue	129,302	100,525
Income tax payable	—	1,620
Deferred tax liability, net	557	1,266
Other	945	2,182
Total current liabilities	217,838	167,463
Accrued compensation	13,913	7,591
Other long-term liabilities	9,253	3,361
Total liabilities	241,004	178,415

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,843,166 and 42,228,418 shares were outstanding as of December 31, 2007 and 2006, respectively	4	4
Treasury stock at cost, 233,332 shares as of December 31, 2007 and 2006	(3,280)	(3,280)
Additional paid-in capital	332,164	268,721
Retained earnings	71,757	1,154
Accumulated other comprehensive income:
Currency translation adjustment	7,606	2,871
Unrealized gain (loss) on available-for-sale securities	52	(47)
Total accumulated other comprehensive income	7,658	2,824
Total shareholders’ equity	408,303	269,423
Total liabilities and shareholders’ equity	$649,307	$447,838

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

						Accumulated
	Common Stock			Additional	Retained	Other	Total
	Shares	Par	Treasury	Paid-In	Earnings	Comprehensive	Shareholders’
(in thousands except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2005	38,446,614	$4	$(3,280)	$148,144	$(81,725)	$1,238	$64,381
Comprehensive income:
Net income		—	—	—	31,117	—	31,117
Reclassification adjustment for realized gains included in net income		—	—	—	—	(3)	(3)
Unrealized loss on investments, net of tax of $16		—	—	—	—	(20)	(20)
Foreign currency translation adjustment		—	—	—	—	(210)	(210)
Total comprehensive income		—	—	—	31,117	(233)	30,884
Issuance of common stock related to initial public offering, net of related costs	1,141,875	—	—	18,108	—	—	18,108
Issuance of common stock related to stock option exercises, net	696,024	—	—	8,221	—	—	8,221
Reclassification of stock-based compensation liabilities		—	—	41,589	—	—	41,589
Stock-based compensation		—	—	8,085	—	—	8,085
Tax benefit derived from stock option exercises		—	—	2,446	—	—	2,446

Balance at December 31, 2005	40,284,513	4	(3,280)	226,593	(50,608)	1,005	173,714
Comprehensive income:
Net income		—	—	—	51,762	—	51,762
Unrealized gains on investments, net of income tax of $52		—	—	—	—	78	78
Foreign currency translation adjustment		—	—	—	—	1,741	1,741
Total comprehensive income		—	—	—	51,762	1,819	53,581
Issuance of common stock related to stock option exercises, net	1,943,905	—	—	20,249	—	—	20,249
Stock-based compensation		—	—	8,575	—	—	8,575
Cumulative effect of accounting change related to the adoption of SFAS No. 123(R)		—	—	(430)	—	—	(430)
Tax benefit derived from stock option exercises		—	—	13,734	—	—	13,734

Balance at December 31, 2006	42,228,418	4	(3,280)	268,721	1,154	2,824	269,423
Cumulative effect of accounting change related to the adoption of EITF No. 06-2		—	—	—	(3,319)	—	(3,319)

Balance as of January 1, 2007	42,228,418	4	(3,280)	268,721	(2,165)	2,824	266,104
Comprehensive income:
Net income		—	—	—	73,922	—	73,922
Unrealized gains on investments, net of income tax of $67		—	—	—	—	99	99
Foreign currency translation adjustment		—	—	—	—	4,735	4,735
Total comprehensive income		—	—	—	73,922	4,834	78,756
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,614,748	—	—	22,037	—	—	22,037
Stock-based compensation		—	—	10,978	—	—	10,978
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	30,428	—	—	30,428

Balance at December 31, 2007	44,843,166	$4	$(3,280)	$332,164	$71,757	$7,658	$408,303

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2007	2006	2005
Operating activities
Net income	$73,922	$51,762	$31,117
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	—	(259)	—
Depreciation and amortization	21,257	14,975	8,266
Deferred income tax expense (benefit)	(1,048)	(3,856)	583
Stock-based compensation	10,978	8,575	10,895
Provision for (recovery of) bad debt	(54)	159	223
Equity in net income of unconsolidated entities	(1,694)	(2,787)	(1,662)
Foreign exchange loss	28	880	146
Loss on disposal of fixed assets	151	165	19
Excess tax benefits from stock option exercises and vesting of restricted stock units	(30,428)	(13,734)	2,446
Other, net	(597)	(411)	(269)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,723)	(9,261)	(14,989)
Other assets	(3,536)	(1,217)	(1,076)
Accounts payable and accrued liabilities	638	(563)	2,167
Accrued compensation	23,118	16,426	6,997
Deferred revenue	8,401	10,967	7,364
Income taxes payable	25,229	26,696	(2,438)
Other liabilities	(2,274)	160	(1,344)
Cash provided by operating activities	112,368	98,677	48,445

Investing activities
Purchases of investments	(159,693)	(81,265)	(78,798)
Proceeds from sale of investments	128,713	74,679	77,510
Capital expenditures	(11,346)	(4,722)	(7,451)
Acquisitions, net of cash acquired	(60,508)	(117,331)	(8,192)
Other, net	(4)	(363)	18
Cash used for investing activities	(102,838)	(129,002)	(16,913)

Financing activities
Proceeds from sale of common stock, primarily stock option exercises	22,037	20,249	7,166
Excess tax benefits from stock option exercises and vesting of restricted stock units	30,428	13,734	—
Proceeds from initial public offering, net	—	—	18,108
Payments of long-term debt and capital lease obligations	—	—	(18)
Cash provided by financing activities	52,465	33,983	25,256

Effect of exchange rate changes on cash and cash equivalents	1,441	115	(328)
Net increase in cash and cash equivalents	63,436	3,773	56,460
Cash and cash equivalents — Beginning of year	96,140	92,367	35,907
Cash and cash equivalents — End of year	$159,576	$96,140	$92,367

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$29
Cash paid for income taxes	$27,795	$9,649	$19,527

Supplemental information of non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale investments	$142	$148	$(36)

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

2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Morningstar, Inc. and our subsidiaries. The assets, liabilities, and results of operations of subsidiaries in which we have a controlling interest have been consolidated. We account for investments in entities in which we exercise significant influence, but do not control, using the equity method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications.  Certain amounts reported in 2006 have been reclassified to conform to the 2007 presentation.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair market value.

Investments. We classify certain investments, consisting of certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets. We classify certain other investments, consisting primarily of equity securities, as trading securities, based on our intent to hold the securities for a short period of time and generate profits on short-term differences in price, as well as to satisfy the requirements of one of our wholly owned subsidiaries, which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments in “Other income (expense), net” in the Consolidated Statements of Income. Investments not considered as held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities primarily consist of fixed-income securities.  We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes. We record both trading and available-for-sale securities at their fair value in our Consolidated Balance Sheets.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2007, 2006, and 2005, no single customer represented 10% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

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

Goodwill. During the years ended December 31, 2007, 2006, and 2005, changes in the carrying amount of our recorded goodwill were primarily the result of business acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized; instead, goodwill is subject to at least an annual test for impairment, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments. We performed annual impairment reviews in the fourth quarter of 2007, 2006, and 2005 and did not record any impairment losses in these years.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from two to 25 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. No impairment losses were recorded in 2007, 2006, or 2005.

Revenue Recognition.  We earn revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years.  We also sell advertising on our Web sites throughout the world.

Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Morningstar EnCorr, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years.

For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and earn fees as a percentage of assets under management. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson as a percentage of assets under management.

Deferred revenue represents the portion of subscriptions billed or collected in advance which we expect to recognize in future periods.

We follow the standards established in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; EITF No. 00-21, Revenue Arrangements with Multiple Deliverables; and Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

We recognize revenue from subscription sales in equal installments over the term of the subscription.  Revenue from consulting, retirement advice, and other non-subscription products and services is recognized when the product or service is delivered or, when applicable, over the service obligation period defined by the terms of the contract.  We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met. For contracts that combine multiple products and services, we assign the fair value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite to the recognition of revenue.  If arrangements include an acceptance provision, we recognize revenue upon the receipt of written customer acceptance.

We record taxes imposed on revenue-producing transactions (such as sales, use, value added, and some excise taxes) on a net basis; therefore, such taxes are excluded from revenue in our Consolidated Statements of Income.

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 totaled $8,987,000, $6,450,000, and $5,862,000, respectively.

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

Prior to our adoption of SFAS No. 123(R), we classified tax benefits arising from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires that we classify the cash flows resulting from the tax benefit that arises when the tax deduction exceeds the compensation cost recognized for options and restricted stock units (excess tax benefits) as financing cash flows. These excess tax benefits were $30,428,000 in 2007 and $13,734,000 in 2006.

Liability for Sabbatical Leave. In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar’s full-time employees are eligible for six weeks of paid time off after four years of continuous service. On January 1, 2007, we adopted EITF No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, “Accounting for Compensated Absences”, which requires that we record a liability for employees’ sabbatical benefits over the period employees earn the right for sabbatical leave. Accordingly, on January 1, 2007, we recorded a cumulative-effect adjustment to retained earnings of $3,319,000, net of tax, to reflect the portion of employee sabbatical leave that had been earned at that date. Besides recording this cumulative effect of an accounting change, the adoption of EITF No. 06-2 did not have a significant impact on our financial position, results of operations, or cash flows.

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

The adoption of FIN 48 did not result in a material adjustment in the liability for unrecognized tax benefits, and as a result, we did not record a cumulative effect adjustment to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $2,691,000 of gross unrecognized tax benefits, of which $2,291,000, if recognized, would result in a reduction of our effective income tax expense rate.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. Interest and penalties were not material as of the date of adoption.

Liabilities related to unrecognized tax benefits are classified as a current liability to the extent that we expect to make a payment within a year.  Liabilities expected to be resolved without a payment or which are not expected to be paid within a year are included as “Other long term liabilities” in our Consolidated Balance Sheet as of December 31, 2007.

Income per Share. We compute and present income per share in accordance with SFAS No. 128, Earnings per Share. The difference between weighted average shares outstanding and diluted shares outstanding reflects the dilutive effect of employee stock options in all periods presented, and beginning in 2006, the dilutive effect of restricted stock units.

Foreign Currency. We translate the financial statements of non-U.S. subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for revenue and expenses. We use the local currency as the functional currency for all of our non-U.S. subsidiaries. We record translation adjustments for non-U.S. subsidiaries as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statements of Shareholders’ Equity and Comprehensive Income. We include exchange gains and losses arising from transactions denominated in currencies other than the functional currency in “Other income (expense), net” in our Consolidated Statements of Income.

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

The following table reconciles our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2007	2006	2005
Basic income per share:
Income before cumulative effect of accounting change	$73,922	$51,503	$31,117
Cumulative effect of accounting change, net of tax	—	259	—
Net income	$73,922	$51,762	$31,117
Weighted average common shares outstanding	43,216	41,176	39,392

Basic income per share before cumulative effect of accounting change	$1.71	$1.25	$0.79
Cumulative per share effect of accounting change	—	0.01	—
Basic net income per share	$1.71	$1.26	$0.79

Diluted income per share:
Income before cumulative effect of accounting change	$73,922	$51,503	$31,117
Cumulative effect of accounting change	—	259	—
Net income	$73,922	$51,762	$31,117

Weighted average common shares outstanding	43,216	41,176	39,392
Net effect of dilutive stock options and restricted stock units	4,949	5,547	5,067
Weighted average common shares outstanding for computing diluted income per share	48,165	46,723	44,459

Diluted income per share before cumulative effect of accounting change	$1.53	$1.10	$0.70
Cumulative per share effect of accounting change	—	0.01	—
Diluted net income per share	$1.53	$1.11	$0.70

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

·      Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, investors can access our equity research through our Premium Membership offering on Morningstar.com. We also offer a variety of print publications about investing, including our monthly newsletters, Morningstar FundInvestor and Morningstar StockInvestor, and our twice-monthly publication, Morningstar Mutual Funds. We sell several annual reference guides, including the Morningstar Funds 500, the Morningstar Stocks 500, the Morningstar ETFs 150, and the Stocks, Bonds, Bills, and Inflation Yearbook. This segment also includes several newsletters and other publications for investors in Australia.

·                  Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business, including investment research, planning, and presentations. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

·                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning ten core databases, available through electronic data feeds; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; the institutional Workstation product acquired from Standard & Poor’s; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; and Morningstar EnCorr, an asset allocation software package.

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

The following tables show selected segment data for the years ended December 31, 2007, 2006, and 2005:

 2007 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$92,902	$115,508	$226,697	$—	$435,107
Intersegment	4,397	231	3,632	(8,260)	—
Total revenue	97,299	115,739	230,329	(8,260)	435,107
Operating expense, excluding depreciation and amortization	69,847	78,815	145,081	(8,125)	285,618
Stock-based compensation	2,167	3,349	5,462	—	10,978
Depreciation and amortization	1,547	1,906	3,130	14,674	21,257
Operating income (loss)	$23,738	$31,669	$76,656	$(14,809)	$117,254

Capital expenditures	$704	$2,806	$4,041	$3,795	$11,346

U.S. revenue					$345,427
Non-U.S. revenue					$89,680

As of Dec. 31
U.S. long-lived assets	$9,560
Non-U.S. long-lived assets	$9,548

2006 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$77,171	$94,635	$143,369	$—	$315,175
Intersegment	3,535	59	2,716	(6,310)	—
Total revenue	80,706	94,694	146,085	(6,310)	315,175
Operating expense, excluding depreciation and amortization	54,254	63,620	102,831	(6,607)	214,098
Stock-based compensation	2,306	2,645	3,624	—	8,575
Depreciation and amortization	1,225	1,695	2,386	9,669	14,975
Operating income (loss)	$22,921	$26,734	$37,244	$(9,372)	$77,527

Capital expenditures	$313	$453	$1,255	$2,701	$4,722

U.S. revenue					$270,899
Non-U.S. revenue					$44,276

As of Dec. 31
U.S. long-lived assets	$11,777
Non-U.S. long-lived assets	$4,092

2005 Segment Data

($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$60,643	$72,683	$93,788	$—	$227,114
Intersegment	2,805	6	2,159	(4,970)	—
Total revenue	63,448	72,689	95,947	(4,970)	227,114
Operating expense, excluding depreciation and amortization	43,903	53,290	69,140	(4,860)	161,473
Stock-based compensation	3,368	3,275	4,252	—	10,895
Depreciation and amortization	1,172	1,507	2,011	3,576	8,266
Operating income (loss)	$15,005	$14,617	$20,544	$(3,686)	$46,480

Capital expenditures	$305	$709	$1,939	$4,498	$7,451

U.S. revenue					$197,672
Non-U.S. revenue					$29,442

As of Dec. 31
U.S. long-lived assets	$13,894
Non-U.S. long-lived assets	$3,461

6. Investments

We classify our investment portfolio, which is primarily invested in fixed-income securities, as follows:

	December 31
($000)	2007	2006
Available-for-sale	$91,546	$63,122
Held-to-maturity	3,428	2,339
Trading securities	4,038	2,150
Total	$99,012	$67,611

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	Dec. 31, 2007				Dec. 31, 2006
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Corporate bonds	$13,855	$1	$(56)	$13,800	$31,006	$10	$(9)	$31,007
Government obligations	76,347	150	(7)	76,490	31,587	4	(59)	31,532
Certificates of deposit	1,257	—	(1)	1,256	—	—	—	—
Commercial paper	—	—	—	—	583	—	—	583
Total	$91,459	$151	$(64)	$91,546	$63,176	$14	$(68)	$63,122

Held-to-maturity:
Certificates of deposit	$3,428	$—	$—	$3,428	$2,339	$—	$—	$2,339

As of December 31, 2007 and 2006, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and estimated fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	Dec. 31, 2007		Dec. 31, 2006
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$60,471	$60,468	$35,817	$35,768
Due in one to three years	30,988	31,078	27,359	27,354
Total	$91,459	$91,546	$63,176	$63,122

Held-to-maturity:
Due in one year or less	$3,428	$3,428	$2,339	$2,339

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

Net unrealized gains (losses) on trading securities included in our Consolidated Statements of Income were ($85,000), $176,000, and $18,000 in 2007, 2006, and 2005, respectively.

The following table shows the net realized gains (losses) arising from sales of our investments recorded in our Consolidated Statements of Income:

($000)	2007	2006	2005
Realized gains	$183	$25	$36
Realized losses	(92)	(2)	(4)
Realized gains, net	$91	$23	$32

7. Acquisitions, Goodwill, and Other Intangible Assets

Acquisition of the minority interest of Morningstar Europe NV

Morningstar Europe NV is the holding company for Morningstar’s European subsidiaries. Morningstar, Inc., the U.S. parent company, owned 98% of the shares of Morningstar Europe NV. Stadsporten Citygate AB (Citygate) owned the remaining 2% of the shares. In April 2007, Morningstar acquired the remaining 2% share ownership from Citygate for $1,000,000 in cash. As a majority-owned subsidiary, the financial results of Morningstar Europe NV have been included in our Consolidated Financial Statements for all periods presented. We assigned the purchase price of $1,000,000 to goodwill.

Acquisition of the mutual fund data business from Standard & Poor’s

In March 2007, we acquired the mutual fund data business from Standard & Poor’s for $57,767,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Approximately 80% of this business is generated outside the United States. We began including the financial results of this acquisition in our Consolidated Financial Statements on March 16, 2007.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

($000)
Cash	$2,974
Accounts receivable	7,529
Other current assets	1,029
Fixed assets	126
Intangible assets	34,080
Goodwill	37,180
Deferred revenue	(16,450)
Accrued liabilities	(3,924)
Deferred tax liabilities	(1,673)
Other non-current liabilities	(130)
Total purchase price	$60,741

The preliminary allocation includes $34,080,000 of acquired intangible assets. These assets include customer-related assets of $13,040,000 that will be amortized over a weighted average period of 10 years; technology-based assets, including software and a database covering managed investment vehicles, including mutual funds, exchange-traded funds, hedge funds, and offshore funds, of $20,580,000 that will be amortized over a weighted average period of nine years; and a non-compete agreement of $460,000 that will be amortized over five years.

The deferred tax liability of $1,673,000 results primarily because the amortization expense related to certain of these intangible assets is not deductible for income tax purposes.

Based on the preliminary purchase price allocation, we recorded $37,180,000 of goodwill. The goodwill we recorded is not considered deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for goodwill temporary differences if goodwill is not amortizable and deductible for tax purposes.

The preliminary purchase price allocation includes a liability of $1,685,000 for severance and lease termination costs. Substantially all of these liabilities were paid as of December 31, 2007.

If this acquisition had occurred as of January 1, 2006 and 2007, our results of operations would not have been significantly different from the amounts reported in 2006 and 2007, respectively.

Institutional Hedge Fund and Separate Accounts Database Division of InvestorForce, Inc.

In August 2006, we acquired the institutional hedge fund and separate account database division of InvestorForce, Inc. (InvestorForce), a financial software and data integration company based in Wayne, Pennsylvania, for $10,051,000 in cash, including expenses directly related to the acquisition. We began including the financial results of this acquisition in our Consolidated Financial Statements on August 1, 2006.

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

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2005 and 2006, our results of operations would not have been significantly different from the amounts reported in 2005 and 2006, respectively.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia. The purchase price of $22,452,000 represents Australian $30,000,000 in cash), and includes transaction costs directly related to the acquisition and post-closing adjustments, less cash acquired. The cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, less acquired cash, was $20,914,000 in 2006.  The remainder of the purchase price was paid in 2007.  We began including the results of Aspect Huntley’s operations in our Consolidated Financial Statements on July 25, 2006.

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

If the acquisition of Aspect Huntley had occurred as of January 1, 2005 and 2006, our results of operations would not have been significantly different from the amounts reported in 2005 and 2006, respectively.

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a firm specializing in asset allocation research and services, for $86,367,000 in cash, including transaction costs directly related to the acquisition and post-closing adjustments, less cash acquired.  In 2007 we received a payment of $301,000 representing a post-closing adjustment. This post-closing adjustment reduced the total purchase price paid and the goodwill previously reported. We began including the results of Ibbotson’s operations in our Consolidated Financial Statements on March 1, 2006.

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

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of December 31, 2007, we have made all of the related severance payments. We expect to begin paying the lease termination costs in 2008, which is when we plan to vacate Ibbotson’s office space.

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the twelve months ended December 31, 2005 and 2006 as if we had acquired Ibbotson as of January 1, 2005 and 2006, respectively. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees. This adjustment assumes the stock option awards were made in May 2005, consistent with the timing of our annual equity grant, and vest over a four-year period. In 2005, we recorded stock-based compensation expense based on the recognition and measurement principles of SFAS No. 123, Accounting for Stock-Based Compensation.

	Year Ended December 31
($000)	2006	2005
Revenue	$322,566	$266,621
Operating income	77,868	42,035
Income before cumulative effect of accounting change	51,478	27,007
Net income	51,737	27,007

Basic income per share:
Basic income per share before cumulative effect of accounting change	$1.25	$0.69
Basic net income per share	$1.26	$0.69

Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$1.10	$0.61
Diluted net income per share	$1.11	$0.61

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

Goodwill

The following table shows the changes in our goodwill balances recorded in 2007 and 2006:

($000)	2007	2006	Total
Acquisition of the mutual fund data business acquired from Standard & Poor’s	$37,180	$—	$37,180
Acquisition of the minority interest in Morningstar Europe NV	1,000	—	1,000
Ibbotson acquisition	(301)	46,221	45,920
Aspect Huntley acquisition	(369)	17,274	16,905
Acquisition of the data base division of Investorforce	12	6,020	6,032
Reversal of valuation allowances related to non-U.S. deferred tax assets, primarily for net operating losses	—	(1,200)	(1,200)
Adjustment to Morningstar Australia goodwill upon settlement of litigation	299	—	299
Other, primarily currency translations	3,640	865	4,505
Net increase to goodwill	41,461	69,180	$110,641
Goodwill – beginning of year	86,680	17,500
Goodwill – end of year	$128,141	$86,680

In August 2007, we settled the litigation related to Morningstar Research Pty Ltd. (Morningstar Australia) and paid Australian $4,000,000 (approximately U.S. $3,300,000). In the third quarter of 2007, we recorded $299,000 of this settlement payment as an adjustment to the goodwill initially recorded when we acquired Morningstar Australia in 2001.

At the date of acquisition of certain of our non-U.S. operations, we recorded a valuation allowance against the deferred tax assets related to the acquired entities’ deductible temporary differences and net operating losses. In 2006, we reversed these valuation allowances as we considered that it is more likely than not that these tax benefits will be realized. In accordance with SFAS No. 109, Accounting for Income Taxes, tax benefits recognized after the acquisition date (by eliminating the valuation allowance) are applied first to reduce any goodwill related to the acquisition. We therefore recorded a reduction to goodwill in the amount of $1,200,000 related to the reduction of these valuation allowances.

We did not record any goodwill impairment losses in 2007, 2006, or 2005, respectively.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2007				As of December 31, 2006
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,956	$(5,542)	$21,414	10	$26,185	$(2,455)	$23,730	10
Customer-related assets	58,721	(10,354)	48,367	10	45,015	(4,410)	40,605	10
Supplier relationships	240	(36)	204	20	240	(24)	216	20
Technology-based assets	30,059	(4,881)	25,178	9	9,177	(1,180)	7,997	9
Non-competition agreement	810	(206)	604	5	350	(57)	293	5
Total intangible assets	$116,786	$(21,019)	$95,767	10	$80,967	$(8,126)	$72,841	10

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $12,769,000, $7,004,000, and $692,000, respectively.

As of December 31, 2007, we estimate that aggregate amortization expense for intangible assets will be $13,592,000 in 2008; $13,230,000 in 2009; $11,725,000 in 2010; $10,573,000 in 2011; and $9,911,000 in 2012.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of December 31, 2007 and 2006, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,522,000 and $16,693,000 as of December 31, 2007 and 2006, respectively. The market value of our investment in MJKK was approximately Japanese Yen 5.4 billion (approximately U.S. $48,007,000) as of December 31, 2007 and Japanese Yen 10.2 billion (approximately U.S. $85,482,000) as of December 31, 2006.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of December 31, 2007 and December 31, 2006. We account for this investment using the equity method. Our investment totaled $1,512,000 and $1,415,000 as of December 31, 2007 and 2006, respectively.

Other Investments in Unconsolidated Entities. As of December 31, 2007 and 2006, the book value of our other investments in unconsolidated entities totaled $821,000 and $551,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of December 31, 2007 and 2006. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

($000)	2007	2006	2005
Revenue	$49,028	$18,894	$15,069
Operating income	7,352	4,985	2,940
Net income	4,540	6,979	3,178

	December 31
($000)	2007	2006	2005
Current assets	$72,207	$57,323	$49,538
Total assets	80,620	64,059	55,235
Current liabilities	10,338	3,781	2,792
Total liabilities	11,292	4,122	3,071

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	December 31
($000)	2007	2006
Computer equipment	$27,573	$22,833
Capitalized software	21,989	21,612
Furniture and fixtures	6,301	4,461
Leasehold improvements	16,655	13,034
Telephone equipment	1,517	1,423
Construction in progress	2,377	762
Property, equipment, and capitalized software, at cost	76,412	64,125
Less accumulated depreciation	(57,304)	(48,256)
Property, equipment, and capitalized software, net	$19,108	$15,869

The construction in progress balance consists of spending related to the build-out of new office space in Chicago, Illinois for our U.S.-based operations.  These assets will be placed into service in 2008 when we move into this new office space.

Depreciation and leasehold amortization expense totaled $8,488,000, $7,971,000, and $7,574,000 in 2007, 2006, and 2005, respectively.

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2008	$7,427
2009	7,533
2010	13,013
2011	12,302
2012	10,454
Thereafter	90,540
Total	$141,269

The minimum future lease payments presented in the table above include the lease payments for approximately 235,000 square feet of new office space in Chicago, Illinois for our U.S.-based operations. Although the lease begins in 2008, the minimum lease payments will begin in the second-half of 2009.  This lease has a term of 15 years.

Rent expense for 2007, 2006, and 2005 was $11,113,000, $6,818,000, and $5,234,000, respectively, including taxes, insurance, and other operating costs.

Deferred rent in the amount of $1,557,000 and $1,143,000 as of December 31, 2007 and 2006, respectively, relates to build-out and rent abatement allowances received, which are amortized on a straight-line basis over the remaining portion of the original term of the lease. Deferred rent is included, as appropriate, in “Other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets.

11. Stock-Based Compensation

Stock-Based Compensation Plans

In November 2004, we adopted the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. All of our employees and our non-employee directors are eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or prior plans.

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. At the time of grant, employees may elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of December 31, 2007, we had 2,657,982 shares available for future grants under our 2004 Stock Incentive Plan compared with 2,827,006 as of December 31, 2006.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan, and the 2001 Plan generally vested over a four-year period and as a result are substantially all vested as of December 31, 2007; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of December 31, 2007. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became and continue to become exercisable each year from 1999 through 2008. As of December 31, 2007, there were 217,286 options remaining to be exercised, compared with 710,174 as of December 31, 2006.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123(R), we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest.  Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect those awards that ultimately vested. In addition, we reduced our estimate of the forfeiture rate that will be applied to awards not yet vested.  These two factors accounted for approximately $800,000 of additional stock-based compensation expense in 2007, the majority of which was recorded in the second quarter.

The following table summarizes our stock-based compensation expense:

($000)	2007	2006	2005
Stock-based compensation expense	$10,978	$8,575	$10,895

The tax benefit related to the stock-based compensation expense above was $3,968,000, $3,030,000, and $2,933,000 in 2007, 2006, and 2005, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. As of December 31, 2007, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $16,193,000. We expect to recognize this expense over an average period of approximately 37 months.

The following table summarizes restricted stock unit activity in 2006 and 2007:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
RSUs outstanding—January 1, 2006	—	—	—	$—
Granted	280,263	—	280,263	43.90
Forfeited	(19,801)	—	(19,801)	42.41
RSUs outstanding—December 31, 2006	260,462	—	260,462	44.01
Granted	248,584	—	248,584	51.72
Vested	(64,792)	—	(64,792)	47.21
Vested but deferred	(6,621)	6,621	—	—
Forfeited	(23,351)	—	(23,351)	46.78
RSU outstanding—December 31, 2007	414,282	6,621	420,903	48.41

Stock Option Fair Value

We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model and amortize that value to stock-based compensation expense ratably over the options’ vesting period. The weighted average fair value of options granted during 2007, 2006, and 2005 using this model was $34.15 per share, $14.16 per share, and $9.62 per share, respectively. We estimated the fair value of these options on the date of grant using the following weighted average assumptions:

	2007	2006	2005
Expected life (years)	2.0	6.25	7.0
Expected volatility (%)	43.0%	43.0%	50.0%
Dividend yield (%)	—	—	—
Interest rate (%)	4.95%	4.33%	4.04%
Expected exercise price	$14.70	$45.31	$26.20

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

Expected exercise price. Options granted in 2006 and 2005 have initial exercise prices that increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated using the applicable estimated life 10-year Treasury bond rate.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2007		2006		2005
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	2,871,310	$11.11	3,338,959	$10.50	3,557,683	$10.39
Granted	569	14.70	—	—	—	—
Canceled	(22,683)	16.36	(73,999)	15.70	(42,658)	14.84
Exercised	(780,606)	7.44	(393,650)	7.41	(176,066)	13.03
Options outstanding—end of year	2,068,590	12.84	2,871,310	11.11	3,338,959	10.50

Options exercisable	1,719,184	$12.34	2,113,535	$9.81	2,102,247	$8.31

	2007		2006		2005
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	6,098,594	$12.55	7,795,848	$11.96	7,394,248	$10.67
Granted	—	—	46,551	34.63	1,077,084	19.64
Canceled	(39,216)	20.12	(85,697)	21.77	(98,451)	13.79
Exercised	(1,682,289)	10.07	(1,658,108)	10.46	(577,033)	10.24
Options outstanding—end of year	4,377,089	13.61	6,098,594	12.55	7,795,848	11.96

Options exercisable	3,890,824	$12.49	5,142,327	$11.33	6,193,670	$10.79

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2007, 2006, and 2005 was $133,509,000, $66,655,000, and $13,095,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.00 - $2.77	673,477	0.73	$2.56	$50,638	636,713	0.71	$2.55	$47,881
$8.57 - $14.70	3,992,872	2.93	12.57	260,246	3,991,767	2.93	12.57	260,171
$16.74 - $37.78	1,779,330	7.12	19.21	104,157	981,528	7.05	18.35	58,304
$2.00 - $37.78	6,445,679	3.86	13.36	$415,041	5,610,008	3.40	12.45	$366,356
Vested or Expected to Vest:
$2.00 - $37.78	6,347,587	3.84	$13.34	$408,825

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $77.75 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2007, the total amount of unrecognized stock-based compensation expense related to stock options was approximately $4,710,000, which is expected to be recognized over a weighted average period of approximately 13 months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of certain stock options, we will make payments to him, as prescribed by the Agreement. In 2007, Don exercised 492,888 options, of which 439,600 were sold under his 10b5-1 plan. As of December 31, 2007 and December 31, 2006, our Consolidated Balance Sheets include a liability of $585,000 and $1,963,000, respectively, for the Agreement. The liability is classified as “Other current liabilities” at December 31, 2007.  The reduction in the liability since December 31, 2006 reflects amounts paid to Don in 2007 in accordance with the Agreement.

13. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. We contribute an amount equal to the employee’s contributions, up to 7% of the employee’s salary. Our matching contributions were $5,840,000, $4,839,000, and $3,717,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

14. Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2007	2006	2005
Interest income, net	$7,134	$4,623	$3,078
Other income (expense), net	(905)	(459)	121
Non-operating income, net	$6,229	$4,164	$3,199

Interest income primarily reflects interest from our investment portfolio. Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, unrealized and realized gains and losses from our investment portfolio, and royalty income from MJKK.

15. Income Taxes

Effective Income Tax Rate

The following table shows our effective income tax rate:

($000)	2007	2006	2005
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$123,483	$81,691	$49,679
Equity in net income of unconsolidated entities	1,694	2,787	1,662
Total	$125,177	$84,478	$51,341
Income tax expense	$51,255	$32,975	$20,224
Effective income tax rate	40.9%	39.0%	39.4%

Our effective income tax rate in 2007 is influenced by three primary factors: U.S. state income taxes, the reported income or loss of our non-U.S. entities and our evaluation of the realizability of their net operating losses; and the impact of specific tax planning strategies.  Incentive stock options also influenced our effective tax rate in 2007, but to a much lesser extent than in previous years.

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2007		2006		2005
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$43,800	35.0%	$29,567	35.0%	$17,969	35.0%
State income taxes, net of federal income tax benefit	6,252	5.0	3,722	4.4	2,419	4.7
State income taxes, impact of enacted law change on deferred tax assets	761	0.6	—	—	—	—
Impact of equity in net income of unconsolidated entities	(436)	(0.3)	(839)	(1.0)	(494)	(0.9)
Stock option activity	432	0.3	333	0.4	1,716	3.3
Disqualifying dispositions on incentive stock options	(241)	(0.2)	(483)	(0.6)	(441)	(0.9)
Non-U.S. withholding taxes, net of federal income tax effect	311	0.2	456	0.5	—	—
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(1,921)	(1.5)	(1,013)	(1.2)	—	—
Difference between U.S. federal statutory and foreign tax rates	(810)	(0.6)	(191)	(0.2)	115	0.2
Research and development costs	—	—	—	—	(588)	(1.1)
Change in unrecognized tax benefits	2,711	2.2	947	1.1	—	—
Other – net	396	0.2	476	0.6	(472)	(0.9)
Total income tax expense	$51,255	40.9%	$32,975	39.0%	$20,224	39.4%

In the 2007, our effective income tax rate increased 1.9 percentage points compared with the prior year.  The increase reflects a higher overall U.S. state tax rate and additional state income tax expense related to a change in state tax law enacted in 2007. As a result of this tax law change, we expect to realize a lower tax benefit when we use our net deferred tax assets in future periods. We therefore reduced the value of our deferred tax assets and recorded a corresponding increase to income tax expense as of the date of enactment.  Our effective tax rate was also impacted due to an increase in unrecognized tax benefits.

Our effective income tax rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.  Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective income tax rate in the period.  In 2007 and 2006, based on our evaluations, we recorded a net reduction of the valuation allowances related to the NOLs for certain of our non-U.S. operations, reducing our effective tax rate in each of these years.

Incentive stock options impact our effective tax rate once a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit when a disqualifying disposition occurs. A disqualifying disposition reduces our effective income tax rate.

Income tax expense consists of the following:

($000)	2007	2006	2005
Current:
U.S.
Federal	$36,425	$27,163	$15,625
State	9,697	5,832	3,515
Non-U.S.	3,544	1,904	501
	49,666	34,899	19,641
Deferred:
U.S.
Federal	187	(1,147)	411
State	1,352	(200)	92
Non-U.S.	50	(577)	80
	1,589	(1,924)	583
Income tax expense	$51,255	$32,975	$20,224

The following table provides our income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change, generated by our U.S. and non-U.S. operations:

($000)	2007	2006	2005
U.S.	$107,774	$79,391	$48,580
Non-U.S.	15,709	2,300	1,099
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$123,483	$81,691	$49,679

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	December 31
Deferred Tax Assets (Liabilities) ($000)	2007	2006
Deferred tax assets:
Stock-based compensation expense	$15,562	$21,415
Accrued liabilities	10,572	4,256
Property, equipment, and capitalized software	4,498	2,845
Net operating loss carryforwards – U.S.	1,323	1,402
Net operating loss carryforwards – Non-U.S.	6,379	8,591
Research and development	628	668
Deferred royalty revenue	532	562
Allowance for doubtful accounts	354	389
Deferred rent	313	338
Other	180	1,149
Total deferred tax assets	40,341	41,615

Deferred tax liabilities:
Acquired intangible assets	(17,655)	(19,844)
Prepaid expenses	(2,149)	(2,025)
Other	(827)	(54)
Total deferred tax liabilities	(20,631)	(21,923)
Net deferred tax assets before valuation allowance	19,710	19,692
Valuation allowance	(4,609)	(7,169)
Net deferred tax assets	$15,101	$12,523

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	December 31
Deferred Tax Assets (Liabilities) ($000)	2007	2006
Deferred tax liability, net – current	$(557)	$(1,266)
Deferred tax asset, net – non-current	15,658	13,789
Net deferred tax assets	$15,101	$12,523

As of December 31, 2007, we have a U.S. net operating loss (NOL) carryforward of $3,486,000 which will expire in 2022.  Because of limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, our use of the NOL is limited to approximately $224,000 per year.  We have NOL carryforwards of $22,385,000 related to our non-U.S. operations as of December 31, 2007. Of these NOLs, approximately $4,635,000 will begin to expire beginning in 2013 through 2020 and $17,750,000 have no expiration date. We have recorded a valuation allowance against all but approximately $7,104,000 of these NOLs.  Further, we do not expect significant changes to our liability for uncertain tax positions in 2008 due to lapses of statutes of limitations.

As of December 31, 2006 we had NOL carryforwards of approximately $28,400,000 related to our non-U.S. operations and had recorded a valuation allowance against all but approximately $6,000,000 of these NOLs.

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $4,500,000 at December 31, 2007, as such earnings have been permanently reinvested.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world.  During 2007, the statute of limitations lapsed on our 2003 U.S. Federal tax return. In addition, the audit of our 2004 U.S. Federal tax return was closed during the year without change to the 2004 tax liability. The open tax years for our U.S. Federal tax return include the years 2004 to the present. Most of our state tax returns have open tax years from 2004 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003. There were no significant changes to uncertain tax positions in 2007 due to lapses of statutes of limitation or audit activity. Further, we do not expect significant changes to our liability for uncertain tax positions in 2008 due to lapses of statutes of limitations.

We are currently under audit by various state and local tax authorities in the United States.  We are also under audit by the tax authorities in certain non-U.S. jurisdictions.  It is likely that the examination phase of some of these state, local, and non-U.S. audits will conclude in 2008.  It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

Gross Unrecognized tax benefits	($000)
Gross unrecognized tax benefits as of January 1, 2007	$2,691
Increases as a result of tax positions taken during a prior year period	1,520
Increases as a result of tax positions taken during the current period	2,984
Decreases relating to settlements with tax authorities	—
Reductions as a result of lapse of the applicable statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2007	$7,195

As of December 31, 2007 we had approximately $7,195,000 of gross unrecognized tax benefits, of which $4,741,000, if recognized, would result in a reduction of our effective income tax rate.  The increase in the unrecognized tax benefits recorded in 2007 includes $2,383,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction. In recording this unrecognized tax benefit we also increased our deferred tax assets.  Because of the impact of deferred tax accounting, other than interest and penalties, this liability did not affect our 2007 effective tax rate.  The remaining increase in gross unrecognized tax benefits was recorded, net of any tax benefits, to income tax expense in our Consolidated Statement of Income for the year ended December 31, 2007.

As of December 31, 2007, and 2006, we had gross liabilities for interest and penalties of approximately $869,000 and $99,000, respectively. The increase in the liability was recorded, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2007.

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

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on the same issues that became the focus of the SEC investigation described above. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation and has cooperated fully with the New York Attorney General’s office.

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

17. Subsequent Event

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51.6 million in cash, subject to working capital adjustments. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK-and-Irish-registered companies listed on the London Stock Exchange; Hemscott India, which operates a state-of-the-art data collection center in New Delhi, India; Hemscott.com, a free investment research Web site in the United Kingdom, Hemscott Premium and Premium Plus, subscription-based investment research and data services for executives and high net-worth investors; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom.

This acquisition fits with our strategies of building a premier global equity database and expanding our presence outside the United States.

18. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) modifies the financial accounting and reporting of business combinations. SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. SFAS No. 141(R) is effective for business combination transactions with acquisition dates on or after the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) requires prospective application and prohibits earlier application. We are in the process of determining the effect the adoption of SFAS No. 141 (R) will have on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 is required to be adopted concurrently with SFAS No. 141(R) and is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. We are in the process of determining the effect the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 — Election of Directors, Board of Directors and Corporate Governance — Independent Directors, Board of Directors and Corporate Governance — Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2008 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained under the headings Board of Directors and Corporate Governance — Directors’ Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, Executive Compensation, and Certain Relationships and Related Party Transactions — Deferred Compensation Agreement with Don Phillips in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in the Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings Certain Relationships and Related Party Transactions and Board of Directors and Corporate Governance — Independent Directors in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained under the headings Audit Committee Report and Principal Accounting Firm Fees in the Proxy Statement is incorporated herein by reference in response to this item.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income—Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of Ernst & Young LLP dated March 5, 2008 concerning the Financial Statement Schedule II, Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2007.

To the Board of Directors and Shareholders of Morningstar, Inc.

Chicago, Illinois

We have audited the consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of Morningstar, Inc. and subsidiaries for the year ended December 31, 2005, and have issued our report thereon dated March 3, 2006. Such report is included elsewhere in this Annual Report on Form 10-K. Our audit also included the 2005 consolidated financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois
March 3, 2006

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II Morningstar, Inc. and Subsidiaries Valuation and Qualifying Accounts

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Deductions Including Currency Translation	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31,
2007	$225	$(54)	$(10)	$161
2006	418	159	(352)	225
2005	256	223	(61)	418

3. Exhibits

Exhibit	Description
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
10.2*

Morningstar Incentive Plan, as amended May 22, 2007 to be effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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
10.6*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made prior to November 15, 2007 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the March 2006 10-Q).

10.7*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made prior to November 15, 2007 is incorporated by reference to Exhibit 10.2 to the March 2006 10-Q.

10.8*†	Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007.
10.9*†	Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007.
10.10*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.11*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.12*	Deferred Compensation Agreement dated February 15, 1999 between Morningstar and Don Phillips is incorporated by reference to Exhibit 10.6 to the Registration Statement.
10.13*	Purchase Agreement dated April 30, 2003 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.8 to the Registration Statement.
10.14*

First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 3, 2006 (the February 2006 8-K).

10.15*	Purchase Agreement dated April 30, 2003 between Morningstar and David Williams is incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.16*	First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and David Williams is incorporated by reference to Exhibit 10.2 to the February 2006 8-K.
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of Ernst & Young LLP.
23.2†	Consent of Deloitte & Touche LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†      Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2008.

MORNINGSTAR, INC.
By:	/s/ Joe Mansueto

Name: Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	March 7, 2008
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	March 7, 2008
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	March 7, 2008
Donald J. Phillips II

/s/ Cheryl Francis	Director	March 7, 2008
Cheryl Francis

/s/ Steven Kaplan	Director	March 7, 2008
Steven Kaplan

/s/ Bill Lyons	Director	March 7, 2008
Bill Lyons

/s/ Jack Noonan	Director	March 7, 2008
Jack Noonan

/s/ Frank Ptak	Director	March 7, 2008
Frank Ptak

/s/ Paul Sturm	Director	March 7, 2008
Paul Sturm