Form 10-Q
period 2008-03-31
Morningstar, Inc.
filed 2008-05-08
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 2, 2008, there were 45,709,260 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
(in thousands except per share amounts)	2008	2007

Revenue	$125,444	$95,447

Operating expense (1):
Cost of goods sold	32,938	25,855
Development	10,115	8,055
Sales and marketing	22,224	16,729
General and administrative	19,325	16,086
Depreciation and amortization	6,157	4,695
Total operating expense	90,759	71,420

Operating income	34,685	24,027

Non-operating income (expense):
Interest income, net	1,519	1,749
Other income (expense), net	24	(236)
Non-operating income, net	1,543	1,513

Income before income taxes and equity in net income of unconsolidated entities	36,228	25,540

Income tax expense	13,504	10,291

Equity in net income of unconsolidated entities	352	537

Net income	$23,076	$15,786

Net income per share:
Basic	$0.51	$0.37
Diluted	$0.47	$0.33

Weighted average shares outstanding:
Basic	45,224	42,401
Diluted	49,010	47,381

	Three Months Ended March 31
	2008	2007
(1) Includes stock-based compensation expense of:
Cost of goods sold	$436	$338
Development	321	253
Sales and marketing	345	299
General and administrative	1,642	1,444
Total stock-based compensation expense	$2,744	$2,334

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2008	December 31 2007

Assets
Current assets:
Cash and cash equivalents	$135,937	$159,576
Investments	79,715	99,012
Accounts receivable, less allowance of $168 and $161, respectively	98,403	86,812
Income tax receivable	2,551	8,998
Other	15,202	13,163
Total current assets	331,808	367,561

Property, equipment, and capitalized software, net of accumulated depreciation of $65,640 and $57,304, respectively	25,300	19,108
Investments in unconsolidated entities	20,198	19,855
Goodwill	156,662	128,141
Intangible assets, net	118,594	95,767
Deferred tax asset, net	12,693	15,658
Other assets	3,385	3,217
Total assets	$668,640	$649,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$28,792	$22,325
Accrued compensation	31,168	64,709
Deferred revenue	144,255	129,302
Deferred tax liability, net	641	557
Other	651	945
Total current liabilities	205,507	217,838

Accrued compensation	5,750	13,913
Other long-term liabilities	9,083	9,253
Total liabilities	220,340	241,004

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 45,581,443 and 44,843,166 shares were outstanding as of March 31, 2008 and December 31, 2007, respectively	4	4
Treasury stock at cost, 233,332 shares at March 31, 2008 and December 31, 2007	(3,280)	(3,280)
Additional paid-in capital	346,625	332,164
Retained earnings	94,833	71,757
Accumulated other comprehensive income:
Currency translation adjustment	9,879	7,606
Unrealized gains on available-for-sale investments	239	52
Total accumulated other comprehensive income	10,118	7,658
Total shareholders’ equity	448,300	408,303
Total liabilities and shareholders’ equity	$668,640	$649,307

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2008

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	Income	Equity
Balance as of December 31, 2007	44,843,166	$4	$(3,280)	$332,164	$71,757	$7,658	$408,303
Comprehensive income:
Net income		—	—	—	23,076	—	23,076
Unrealized gain on investments, net of income tax $107		—	—	—	—	187	187
Foreign currency translation adjustment		—	—	—	—	2,273	2,273
Total comprehensive income		—	—	—	23,076	2,460	25,536
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	738,277	—	—	5,750	—	—	5,750
Stock-based compensation		—	—	2,744	—	—	2,744
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	5,967	—	—	5,967
Balance as of March 31, 2008	45,581,443	$4	$(3,280)	$346,625	$94,833	$10,118	$448,300

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2008	2007

Operating activities
Net income	$23,076	$15,786
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,157	4,695
Deferred income tax expense (benefit)	2,876	(704)
Stock-based compensation expense	2,744	2,334
Provision for bad debt	(27)	(19)
Equity in net income of unconsolidated entities	(352)	(537)
Foreign exchange loss	22	75
Excess tax benefits from stock option exercises and vesting of restricted stock units	(5,967)	(2,132)
Other, net	250	(19)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,706)	(7,582)
Other assets	(1,967)	1,243
Accounts payable and accrued liabilities	2,770	2,262
Accrued compensation	(41,930)	(26,293)
Income taxes – current	7,102	8,457
Deferred revenue	9,221	11,021
Deferred rent	3,383	(45)
Other liabilities	(275)	(158)
Cash provided by operating activities	1,377	8,384

Investing activities
Purchases of investments	(24,301)	(23,461)
Proceeds from sale of investments	43,951	29,545
Capital expenditures	(6,711)	(1,990)
Acquisitions, net of cash acquired	(50,902)	(52,130)
Other, net	—	(3)
Cash used for investing activities	(37,963)	(48,039)

Financing activities
Proceeds from stock options exercises	5,750	1,574
Excess tax benefits from stock option exercises and vesting of restricted stock units	5,967	2,132
Cash provided by financing activities	11,717	3,706

Effect of exchange rate changes on cash	1,230	27
Net decrease in cash and cash equivalents	(23,639)	(35,922)
Cash and cash equivalents – beginning of period	159,576	96,140
Cash and cash equivalents – end of period	$135,937	$60,218

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,057	$2,143
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$294	$37

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2008.

2. Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

SFAS No. 157, Fair Value Measurements

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•      Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•      Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•      Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We hold cash equivalents and investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The table below shows the fair value of our cash equivalents and investments subject to fair value measurements:

	Fair Value	Fair Value Measurements as of March 31, 2008
	as of	Using Fair Value Hierarchy
($000)	March 31, 2008	Level 1	Level 2	Level 3

Cash equivalents	$54,395	$54,395	$—	$—
Available-for-sale investments	72,309	72,309	—	—
Trading securities	3,944	3,944	—	—
Total	$130,648	$130,648	$—	$—

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 allows the fair value option to be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

In the first quarter of 2008, we chose not to apply this fair value option to any of our eligible assets. We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our available-for-sale investments are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Our held-to-maturity investments are reported at amortized cost. Our trading securities are reported at fair value, and unrealized gains and losses are included in earnings. We account for our investments in unconsolidated entities using the equity method.

3. Acquisitions, Goodwill, and Other Intangible Assets

Acquisition of the Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $50,864,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland;  Hemscott India, which operates a state-of-the-art data collection center in New Delhi, India; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data services; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom. We began including the results of this acquisition in our Condensed Consolidated Financial Statements on January 9, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,227
Accounts receivable	4,092
Other current assets	1,216
Fixed assets	1,367
Other non-current assets	309
Intangible assets	26,058
Goodwill	25,384
Deferred revenue	(4,571)
Accounts payable and accrued liabilities	(2,991)
Total purchase price	$52,091

If this acquisition had occurred as of January 1, 2007 and 2008, our results of operations would not have been significantly different from the amounts reported for the three months ended March 31, 2007 and 2008, respectively.

Acquisition of the mutual fund data business from Standard & Poor’s

In March 2007, we acquired the mutual fund data business from Standard & Poor’s for $57,983,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Approximately 80% of this business is generated outside the United States. We began including the financial results of this acquisition in our Condensed Consolidated Financial Statements on March 16, 2007.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$2,974
Accounts receivable	7,529
Other current assets	1,029
Fixed assets	126
Intangible assets	34,080
Goodwill	37,671
Deferred revenue	(16,450)
Accrued liabilities	(4,246)
Deferred tax liabilities	(1,626)
Other non-current liabilities	(130)
Total purchase price	$60,957

The allocation includes $34,080,000 of acquired intangible assets. These assets include customer-related assets of $13,040,000 that will be amortized over a weighted average period of 10 years; technology-based assets, including software and a database covering managed investment vehicles, including mutual funds, exchange-traded funds, hedge funds, and offshore funds, of $20,580,000 that will be amortized over a weighted average period of nine years; and a non-compete agreement of $460,000 that will be amortized over five years.

The deferred tax liability of $1,626,000 results primarily because the amortization expense related to certain of these intangible assets is not deductible for income tax purposes.

Based on the purchase price allocation, we recorded $37,671,000 of goodwill. The goodwill we recorded is not considered deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

The purchase price allocation includes a liability of $1,685,000 for severance and lease termination costs. Substantially all of these liabilities were paid as of March 31, 2008.

If this acquisition had occurred as of January 1, 2007, our results of operations would not have been significantly different from the amounts reported in the first quarter of 2007.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2007 to March 31, 2008:

($000)
Balance as of January 1, 2007	$86,680
Acquisition of the mutual fund data business acquired from Standard & Poor’s	37,180
Acquisition of the minority interest in Morningstar Europe NV	1,000
Other, primarily currency translation	3,281
Balance as of December 31, 2007	128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	25,384
Adjustment to the goodwill of the mutual fund data business acquired from Standard & Poor’s	491
Other, primarily currency translation	2,646
Balance as of March 31, 2008	$156,662

We did not record any impairment losses in the first quarter of 2008 or 2007, respectively.

The following table summarizes our intangible assets:

	As of March 31, 2008				As of December 31, 2007
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,318	$(6,380)	$20,938	10	$26,956	$(5,542)	$21,414	10
Customer-related assets	59,135	(11,957)	47,178	10	58,721	(10,354)	48,367	10
Supplier relationships	240	(39)	201	20	240	(36)	204	20
Technology-based assets	30,201	(5,940)	24,261	9	30,059	(4,881)	25,178	9
Non-competition agreement	810	(249)	561	5	810	(206)	604	5
Intangible assets related to acquisition of the Hemscott businesses	26,058	(603)	25,455	10	—	—	—	—
Total intangible assets	$143,762	$(25,168)	$118,594	10	$116,786	$(21,019)	$95,767	10

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense was $4,022,000 and $2,540,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008, we estimate that aggregate amortization expense for intangible assets will be $16,275,000 in 2008; $15,961,000 in 2009; $14,445,000 in 2010; $13,290,000 in 2011; $12,626,000 in 2012; and $11,785,0000 in 2013. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, primarily the allocation associated with our acquisition of the Hemscott data, media, and investor relations Web site businesses.

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

	Three Months Ended March 31
(in thousands, except per share amounts)	2008	2007

Basic income per share:
Net income	$23,076	$15,786
Weighted average common shares outstanding	45,224	42,401
Basic net income per share	$0.51	$0.37

Diluted income per share:
Net income	$23,076	$15,786

Weighted average common shares outstanding	45,224	42,401
Net effect of dilutive stock options and restricted stock units	3,786	4,980
Weighted average common shares outstanding for computing diluted income per share	49,010	47,381

Diluted net income per share	$0.47	$0.33

5. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

• Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. As a result of the Hemscott acquisition in the first quarter of 2008, this segment also includes revenue from the Hemscott Premium and Premium Plus subscription-based services and sales of Internet advertising space on Hemscott.com.

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

• Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning ten core databases, available through electronic data feeds; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; the institutional Workstation product acquired from Standard & Poor’s; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; and Morningstar EnCorr, an asset allocation software package.

With the January 2008 Hemscott acquisition, our Licensed Data offerings include Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland. Other products that have been added to this segment include Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK- and Irish-registered companies listed on the London Stock Exchange; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom.

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2007, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs, the amortization of intangible assets, and the elimination of intersegment revenue and expense, in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis. Therefore, we do not present balance sheet information, including goodwill or other intangibles, by segment.

The following tables show selected segment data for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$26,191	$30,682	$68,571	$—	$125,444
Intersegment	1,168	12	1,357	(2,537)	—
Total revenue	27,359	30,694	69,928	(2,537)	125,444
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	20,650	20,526	43,208	(2,526)	81,858
Stock-based compensation expense	515	835	1,394	—	2,744
Depreciation and amortization	433	527	1,149	4,048	6,157
Operating income (loss)	$5,761	$8,806	$24,177	$(4,059)	$34,685

Capital expenditures	$1,609	$2,264	$2,539	$299	$6,711

U.S. revenue					$95,163
Non-U.S. revenue					$30,281

March 31, 2008
U.S. long-lived assets	$14,354
Non-U.S. long-lived assets	$10,946

	Three months ended March 31, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$23,070	$25,921	$46,456	$—	$95,447
Intersegment	991	56	896	(1,943)	—
Total revenue	24,061	25,977	47,352	(1,943)	95,447
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	17,870	17,937	30,537	(1,953)	64,391
Stock-based compensation expense	476	714	1,144	—	2,334
Depreciation and amortization	387	460	748	3,100	4,695
Operating income (loss)	$5,328	$6,866	$14,923	$(3,090)	$24,027

Capital expenditures	$80	$219	$541	$1,150	$1,990

U.S. revenue					$79,861
Non-U.S. revenue					$15,586

March 31, 2007
U.S. long-lived assets	$11,086
Non-U.S. long-lived assets	$4,606

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	March 31 2008	December 31 2007
Available-for-sale	$72,309	$91,546
Held-to-maturity	3,462	3,428
Trading securities	3,944	4,038
Total	$79,715	$99,012

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

7. Investments In Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of March 31, 2008 and December 31, 2007, we owned approximately 35% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,766,000 and $17,522,000 as of March 31, 2008 and December 31, 2007, respectively. The market value of our investment in MJKK was approximately Japanese Yen 5.3 billion (approximately U.S. $53,546,000) as of March 31, 2008 and Japanese Yen 5.4 billion (approximately U.S. $48,007,000) as of December 31, 2007.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of March 31, 2008 and December 31, 2007. We account for this investment using the equity method. Our investment totaled $1,511,000 and $1,512,000 as of March 31, 2008 and December 31, 2007, respectively.

Other Investments in Unconsolidated Entities. As of March 31, 2008 and December 31, 2007, the book value of our other investments in unconsolidated entities totaled $921,000 and $821,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of March 31, 2008 and December 31, 2007. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

	Three months ended March 31
($000)	2008	2007
Revenue	$20,742	$8,279
Operating income	$1,626	$2,158
Net income	$1,129	$1,174

The increase in revenue mainly reflects MJKK’s revenue from acquisitions.

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. At the time of grant, employees may elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of March 31, 2008, we had 2,651,873 shares available for future grants under our 2004 Stock Incentive Plan, compared with 2,657,982 as of December 31, 2007.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan, and the 2001 Plan generally vested over a four-year period.  As a result, all of these options are vested as of March 31, 2008.  Because the options granted under all three plans expire 10 years after the date of grant, some of these options remain outstanding.  The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009.  As of March 31, 2008, there were 116,076 options remaining to be exercised, compared with 217,286 as of December 31, 2007.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123 (R), Stock Based Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed.

The following table summarizes stock-based compensation expense:

	Three months ended March 31
($000)	2008	2007
Stock-based compensation expense	$2,744	$2,334

We recorded tax benefits related to this of $891,000 and $839,000 for the three months ended March 31, 2008 and 2007, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.  The total grant date fair value of restricted stock units granted in the first quarter of 2008 was approximately $2,367,000. As of March 31, 2008, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $16,769,000. We expect to  recognize this expense over an average period of approximately 36 months.

The following table summarizes restricted stock unit activity in the first three months of 2008:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
RSUs outstanding—December 31, 2007	414,282	6,621	420,903	$48.41
Granted	39,347	—	39,347	60.15
Vested	(1,765)	—	(1,765)	60.15
Forfeited	(12,087)	—	(12,087)	48.11
RSUs outstanding— March 31, 2008	439,777	6,621	446,398	$49.45

Stock Options

The following tables summarize stock option activity in the first three months of 2008 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	2,068,590	$12.84
Canceled	(6,725)	16.78
Exercised	(142,610)	6.06
Options outstanding—March 31, 2008	1,919,255	$13.41

Options exercisable—March 31, 2008	1,613,122	$12.75

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	4,377,089	$13.61
Canceled	(14,426)	20.86
Exercised	(595,429)	8.56
Options outstanding—March 31, 2008	3,767,234	$14.44

Options exercisable—March 31, 2008	3,305,487	$13.30

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the three months ended March 31, 2008 and 2007 was $41,636,000 and $10,767,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.77	292,923	0.67	$2.77	$17,160	292,506	0.67	$2.77	$17,136
$8.57 - $14.70	3,677,353	2.75	12.49	179,669	3,676,391	2.75	12.49	179,619
$16.89 - $38.16	1,716,213	6.97	19.45	71,917	949,712	6.91	18.74	40,468
$2.77 - $38.16	5,686,489	3.91	$14.09	$268,746	4,918,609	3.43	$13.12	$237,223
Vested or Expected to Vest:
$2.77 - $38.16	5,607,013	3.87	$14.00	$265,482

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $61.35 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2008, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $3,208,000.  We expect to recognize this expense over a weighted average period of approximately 12 months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 sales plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement. In the first three months of 2008, Don exercised 101,210 options, of which 72,710 were sold under his 10b5-1 plan.  As of March 31, 2008 and December 31, 2007, our Condensed Consolidated Balance Sheets include a liability of $312,000 and $585,000, respectively, for the Agreement. The liability is classified as “Other current liabilities.”  The reduction in the liability since December 31, 2007 reflects amounts paid to Don in the first quarter of 2008 in accordance with the Agreement.

10. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31, 2008 and 2007:

	Three months ended March 31
($000)	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$36,228	$25,540
Equity in net income of unconsolidated entities	352	537
Total	$36,580	$26,077
Income tax expense	$13,504	$10,291
Effective income tax expense rate	36.9%	39.5%

Our effective tax rate declined by 2.6 percentage points in the first quarter of 2008.  The 2008 effective tax rate reflects a decrease in our U.S. state tax rate related to a change in state tax law enacted in 2007.  The effective tax rate also reflects the favorable impact of lower tax rates on earnings generated outside of the United States.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2004 to the present. Most of our state tax returns have open tax years from 2004 to the present. In

non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003. There were no significant changes to uncertain tax positions in the first quarter of 2008 due to lapses of statutes of limitation or audit activity.

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

As of December 31, 2007 we had approximately $7,195,000 of gross unrecognized tax benefits, of which $4,741,000, if recognized, would result in a reduction of our effective income tax rate, and $2,383,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction.  In the first quarter of 2008 we reduced the unrecognized tax benefit in the amount of $2,383,000 and recorded a corresponding decrease to our deferred tax assets due to expected resolution concerning the timing of the deduction. Because of the impact of deferred tax accounting, other than interest and penalties, this liability did not affect our 2008 effective tax rate. Adjustments recorded to other unrecognized tax benefits in the first three months of 2008 were not material.

Our effective income tax rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.  Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.  In the first quarter of 2008 and 2007, we recorded a net reduction of the valuation allowances related to the NOLs for certain of our non-U.S. operations, reducing our effective tax rate in each of these years.

11. Contingencies

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

12. Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. To date, we have not engaged in currency or other hedging activities, and we do not currently have any positions in derivative instruments. Therefore, we do not expect the adoption of SFAS No. 161 will have any impact on our Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discussed not to occur or to differ significantly from what we expected. For us, these risks and uncertainties include, among others, general industry conditions and competition; damage to our reputation resulting from claims made about possible conflicts of interest; liability for any losses that result from an actual or claimed breach of our fiduciary duties; legal, regulatory, or political issues related to our data center in China; the potential impact of market volatility on revenue from asset-based fees; a prolonged outage of our database and network facilities; challenges faced by our non-U.S. operations; and the availability of free or low-cost investment information.

A more complete description of these risks and uncertainties can be found in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we projected. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Historically, we have focused primarily on organic growth by introducing new products and services and expanding our marketing efforts for existing products.  However, we have made and expect to continue to make selective acquisitions that support our four key growth strategies, which are:

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

In the first quarter of 2008, the U.S. equity markets were volatile, with stock market indexes reaching an 18-month low in March. Morningstar’s U.S. Market Index, a broad market benchmark, was down 9.5% through March 31, 2008. Most global markets also experienced losses during the quarter. Total U.S. mutual fund assets declined to $11.7 trillion as of March 31, 2008, based on data from the Investment Company Institute (ICI), compared with $12.0 trillion as of December 31, 2007. Many stock and bond funds experienced net outflows in the aftermath of the global financial turmoil that began in late 2007.

Market volatility took a toll on alternative asset classes, such as hedge funds. Based on data from Hedge Fund Research, hedge funds had $16.5 billion in net inflows during the first quarter of 2008, which was down significantly from inflow levels in previous quarters.

Assets in exchange-traded funds (ETFs) also declined to $571 billion as of March 31, 2008, compared with $601 billion as of December 31, 2007, based on data from the ICI.

Industry trends haven’t been uniformly negative, though. Online advertising has remained strong as advertisers have continued to shift spending from traditional media to the Internet. Industry publication eMarketer projects that total online ad spending will reach $25.9 billion in 2008, a 23% increase from 2007. Based on data from Nielsen/Net Ratings, aggregate page views and unique users to financial and investment sites both increased by about 25% in the first quarter of 2008 compared with the same period in 2007, although the number of pages viewed per visit declined. We believe this indicates that while some investors may be disengaged because of the market downturn, many people are still interested in investment-related content.

Overall, we believe the disruption in the financial markets has caused fairly widespread investor uncertainty, and the market downturn has also created some spending cutbacks among asset management firms and other financial services companies. We continue to monitor the potential impact of these developments on our business.

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Consolidated Results

	Three Months Ended March 31
Key Metrics ($000)	2008	2007	Change
Revenue	$125,444	$95,447	31.4%
Operating income	34,685	24,027	44.4%
Operating margin	27.6%	25.2%	2.4	pp

Cash used for investing activities	$(37,963)	$(48,039)	(21.0)%
Cash provided by financing activities	11,717	3,706	216.2%

Cash provided by operating activities	$1,377	$8,384	(83.6)%
Capital expenditures	(6,711)	(1,990)	237.2%
Free cash flow	$(5,334)	$6,394	NMF

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

First-Quarter Highlights

•

Revenue increased 31.4% compared with the same period in 2007, driven by organic growth as well as revenue from acquisitions. Despite the difficult market environment, we continued to generate relatively strong organic revenue growth as well as incremental revenue from acquisitions.

•

Our first-quarter financial results include the results of operations of the Hemscott data, media, and investor relations Web site businesses, which we acquired on January 9, 2008 as well as the mutual fund data business we acquired from Standard and Poor’s on March 16, 2007. Overall, revenue from acquisitions contributed 11.6 percentage points of the first-quarter revenue growth.

•	Licensed Data and Investment Consulting were the two largest contributors to organic revenue growth during the quarter.

•

International revenue nearly doubled compared with the first quarter of 2007, driven by acquisitions as well as strong organic revenue growth. Nearly one-fourth of our first-quarter revenue was from outside the United States. More than half of the growth in international revenue was from acquisitions.

•

Operating margin increased by about 2.4 percentage points relative to the prior-year period, and was about on par with the operating margin in the fourth quarter of 2007. We had $1.3 million of product implementation expense related to the Advice by Ibbotson platform in the first quarter of 2007, which did not recur in the current quarter. While costs for office leases, amortization of intangibles, and seasonal marketing campaigns for certain products rose, several other expense categories declined as a percentage of revenue.

•

Free cash flow decreased by approximately $11.7 million compared with the prior-year period, reflecting a $7.0 million decline in cash flow from operations and a $4.7 million increase in capital expenditures.

Consolidated Revenue

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue.

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Three Months Ended March 31, 2008

Mutual fund data business acquired from Standard & Poor’s	January 1, 2008 through March 15, 2008

Hemscott data, media, and investor relations Web site businesses	January 9, 2008 through March 31, 2008

In the first quarter of 2008, our consolidated revenue increased 31.4% to $125.4 million. We had relatively strong organic growth as well as new revenue from acquisitions. Acquisitions contributed $11.1 million to our consolidated revenue in the first quarter of 2008. Organic revenue growth was $16.6 million, or 17.4%, in the first quarter of 2008 compared with the first quarter of 2007.

Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below reconciles consolidated revenue with revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended March 31
($000)	2008	2007	Change
Consolidated revenue	$125,444	$95,447	31.4%
Less: acquisitions	(11,098)	—	NMF
Less: impact of foreign currency translations	(2,281)	—	NMF
Consolidated revenue excluding acquisitions and foreign currency translations	$112,065	$95,447	17.4%

While organic revenue growth and acquisitions had the most significant impact on revenue in the first quarter of 2008, we also enjoyed a benefit from foreign currency translations because of the continued weakness in the U.S. dollar.

Our revenue growth was diversified by segment, with contributions from all three segments. However, the Institutional segment remained the largest contributor, generating about three-fourths of the increase in revenue for the quarter. Institutional segment revenue increased $22.6 million, or 47.7%, in the first quarter of 2008, with acquisitions contributing $9.5 million to segment revenue in the quarter. Our two other segments also contributed to revenue growth, but to a lesser extent. Advisor segment revenue rose $4.7 million, or 18.2%, with acquisitions accounting for $1.1 million of the increase. Individual segment revenue increased $3.3 million, or 13.7%, with acquisitions contributing $0.5 million.

The table below shows our consolidated revenue by segment for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31
	2008		2007
Revenue by Segment ($000)	Amount	% of total	Amount	% of total
Individual	$27,359	21.8%	$24,061	25.2%
Advisor	30,694	24.5	25,977	27.2
Institutional	69,928	55.7	47,352	49.6
Elimination of intersegment revenue	(2,537)	(2.0)	(1,943)	(2.0)
Consolidated revenue	$125,444	100.0%	$95,447	100.0%

On a product level, Investment Consulting and Licensed Data were the two largest contributors to growth in organic revenue. Much of our Investment Consulting business focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager. While we saw significant growth in assets under advisement year over year, asset levels declined slightly compared with the fourth quarter of 2007. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. The downtrend in market returns was the main factor behind the sequential asset decline in the first quarter of 2008.

Revenue for Licensed Data increased partly because of new revenue from the fund data business acquired from Standard & Poor’s and the Hemscott data business. Even without the effect of acquisitions, however, Morningstar’s existing Licensed Data business was a major contributor to revenue growth in the quarter because of strong renewal rates and continued growth in client demand.

The remaining increase in organic revenue on a product level was driven primarily by Morningstar Advisor Workstation, Morningstar Direct, and, to a lesser extent, Morningstar.com, which includes Premium Membership service and Internet advertising sales.

Revenue from international operations continues to become a more important part of our business. Because the fund data business acquired from Standard & Poor’s and the Hemscott businesses we acquired both have extensive operations outside the United States, revenue from international operations nearly doubled compared with the first quarter of 2007. Revenue from international operations grew $14.7 million, or 94.3%, to $30.3 million in the first quarter of 2008, with acquisitions contributing $8.9 million of the increase. International revenue accounted for 24.1% of consolidated revenue in the first quarter of 2008—nearly 8 percentage points higher than in the first quarter of 2007.

Foreign currency translations had a much smaller, but still favorable, impact on international revenue. Foreign currency translations contributed $2.3 million to international revenue during the period. Excluding the impact of foreign currency translations and acquisitions, international revenue increased approximately 22.5% compared with the prior-year period. This growth rate was higher than the U.S. organic revenue growth rate and was largely driven by our Australian and European operations.

The table below presents a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue):

	Three Months Ended March 31
($000)	2008	2007	Change
International revenue	$30,281	$15,586	94.3%
Less: acquisitions	(8,904)	—	NMF
Less: impact of foreign currency translations	(2,281)	—	NMF
International revenue excluding acquisitions and foreign currency translations	$19,096	$15,586	22.5%

We present international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue) because we believe this non-GAAP financial measure helps investors better compare period-to-period results. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Consolidated Operating Expense

	Three months ended March 31
($000)	2008	2007	Change
Operating expense	$90,759	$71,420	27.1%
% of revenue	72.4%	74.8%	(2.4	)pp

In the first quarter of 2008, our consolidated operating expense increased $19.4 million, or 27.1%, compared with the prior-year period. Two primary factors impacted all of our operating expense categories: compensation-related costs, including incentive compensation expense, and recent acquisitions. Because of the timing of acquisitions made in 2008 and 2007, we had additional expense in the first quarter of 2008 that did not exist in the same period in 2007.

Compensation-related expense, excluding bonuses, rose in all of our expense categories and represented $10.5 million, or approximately half of the increase in consolidated operating expense. Part of the increase was driven by additional headcount from acquisitions, but we also had incremental costs from our existing operations. We had approximately 2,040 employees worldwide as of March 31, 2008, compared with approximately 1,650 as of March 31, 2007. This growth mainly reflects employees from acquisitions and continued hiring in our development center in China and in the United States. Bonus expense recorded in the first quarter of 2008 increased by $2.5 million, or 25.3%, because of acquisitions and year-over-year improvement in our financial performance. Changes in the size of our bonus pool are based on growth in our operating income, which may or may not recur.

Other factors contributing to the increase in operating expenses include higher office lease expense related to our new corporate headquarters and our other operations around the world, and higher marketing expense, primarily because of expanded campaigns to promote annual publications published in the first quarter.  We also had higher amortization expense in the first quarter of 2008 related to acquisitions. This additional amortization expense contributed $1.5 million to the operating expense increase in the first quarter compared with the prior-year period. We expect that amortization of intangible assets will be an ongoing cost through the useful lives of these assets, which generally range from two to 25 years. These expense increases were partially offset by a substantial reduction in product implementation costs related to the Advice by Ibbotson service and, to a lesser extent, by lower legal and professional fees.

Cost of Goods Sold

	Three months ended March 31
($000)	2008	2007	Change
Cost of goods sold	$32,938	$25,855	27.4%
% of revenue	26.3%	27.1%	(0.8	)pp
Gross profit	$92,506	$69,592	32.9%
Gross margin	73.7%	72.9%	0.8	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both the first quarter of 2008 and 2007. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold increased $7.1 million in the first quarter of 2008. The increase was almost entirely driven by higher compensation expense, including bonus. However, this was partly offset by a substantial reduction in product implementation expense. In the first quarter of 2007, we recorded $1.3 million of outsourced product implementation expense associated with the Advice by Ibbotson service, which did not recur in the first quarter of 2008.

Our gross margin in the first quarter of 2008 increased slightly to 73.7%, compared with 72.9% in the first quarter of 2007.

Development Expense

	Three months ended March 31
($000)	2008	2007	Change
Development expense	$10,115	$8,055	25.6%
% of revenue	8.1%	8.4%	(0.3	)pp

Development expense rose $2.1 million in the first quarter of 2008. This increase was mainly driven by higher compensation costs, including bonus expense. As a percentage of revenue, development expense declined modestly in the first quarter of 2008 compared with the first quarter of 2007.

Sales and Marketing Expense

	Three months ended March 31
($000)	2008	2007	Change
Sales and marketing expense	$22,224	$16,729	32.8%
% of revenue	17.7%	17.5%	0.2	pp

Sales and marketing expense increased $5.5 million in the first quarter of 2008. Higher compensation expense, including incremental costs added by acquisitions, was the largest driver behind the increase. However, sales and marketing expense also rose because of expanded marketing campaigns and incremental marketing for new products introduced after the first quarter of 2007. We typically incur higher marketing expense for our annual publications in the first quarter, and we also increased marketing spending this year versus 2007 levels.

As a percentage of revenue, sales and marketing expense increased slightly in the first quarter of 2008 compared with the first quarter of 2007.

General and Administrative Expense

	Three months ended March 31
($000)	2008	2007	Change
General and administrative expense	$19,325	$16,086	20.1%
% of revenue	15.4%	16.9%	(1.5	)pp

General and administrative expense increased $3.2 million in the first quarter of 2007. Office lease expense increased because we’re now recording expense for the new corporate headquarters we expect to move into later this year, in addition to the lease costs we’re paying for our current headquarters. Compensation expense also was up versus the prior-year period. However, higher costs in these areas were partially offset by declines in other areas, such as legal fees.

As a percentage of revenue, general and administrative expense dropped 1.5 percentage points in the first quarter of 2008 compared with the same period in 2007 as revenue growth outpaced growth in this expense category.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2008	2007	Change
Depreciation expense	$2,135	$2,155	(0.9)%
Amortization expense	4,022	2,540	58.3%
Total depreciation and amortization expense	$6,157	$4,695	31.1%
% of revenue	4.9%	4.9%	—

Depreciation and amortization expense rose $1.5 million in the first quarter of 2008. The increase was entirely driven by amortization of intangible assets related to acquisitions. As a percentage of revenue, however, this category of expense has remained flat.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through March 31, 2008, we estimate that aggregate amortization expense for intangible assets will be $16.3 million in 2008.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2008	2007	Change
Stock-based compensation expense	$2,744	$2,334	17.6%
% of revenue	2.2%	2.4%	(0.2	)pp

Stock-based compensation expense increased $0.4 million in the first quarter of 2008 and declined slightly as a percentage of revenue compared with the same period in 2007.

In 2008, we expect to record total stock-based compensation expense of approximately $9.9 million for employee stock options and restricted stock units granted as of March 31, 2008. Under Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment, we record stock-based compensation cost only for those awards that ultimately vest. As a result, our stock-based compensation expense reflects an estimate of an expected forfeiture rate. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants. We usually make this adjustment in the second quarter, which is when most of our larger equity grants typically vest. We typically issue the majority of our equity grants in May.

Bonus Expense

	Three months ended March 31
($000)	2008	2007	Change
Bonus expense	$12,537	$10,006	25.3%
% of revenue	10.0%	10.5%	(0.5	)pp

As a percentage of revenue, bonus expense declined slightly in the first quarter of 2008 compared with the prior-year period. Bonus expense increased $2.5 million in the first quarter of 2008, because of improved financial performance versus the first quarter of 2007 and incremental bonus expense for increased headcount from acquisitions. Changes in the size of our bonus pool are based on operating income growth, which may or may not recur. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three months ended March 31
($000)	2008	2007	Change
Operating income	$34,685	$24,027	44.4%
% of revenue	27.6%	25.2%	2.4	pp

Consolidated operating income increased $10.7 million in the first quarter of 2008, reflecting the $30.0 million growth in revenue partially offset by the $19.4 million growth in operating expense. The margin improvement reflects the impact of lower product implementation costs related to the Advice by Ibbotson service, which were negligible in the first quarter of 2008. In addition, although office lease expense increased as a percentage of revenue, lower legal fees, professional fees and other G&A-related spending, as a percentage of revenue more than offset the increase.

Consolidated Free Cash Flow

Historically, free cash flow has been lower in the first quarter compared with the other three quarters of the year. This results from the timing of our annual bonus payments. We typically pay bonuses in the first quarter of the year and these payments reduce our cash flow from operations. As a result of our annual bonus payments in the first quarter of 2008, we generated negative free cash flow of $5.3 million in the first quarter of 2008, reflecting cash provided by operating activities of $1.4 million and capital expenditures of approximately $6.7 million.

Free cash flow decreased by $11.7 million in the first quarter of 2008 compared with the prior-year period, reflecting a $7.0 million decrease in cash provided by operating activities combined with a $4.7 million increase in capital expenditures.

Capital expenditures were $6.7 million in the first quarter of 2008, compared with $2.0 million in the prior-year quarter.  The increase was almost entirely driven by capital expenditures for our new office space in Chicago for our corporate headquarters and U.S. operations. In the first quarter of 2007, we made capital expenditures for computer hardware to keep our operations up and running in the event of a disaster, as well as design work related to our new office space in Chicago.

To provide investors with additional insight into our financial results, we provide a comparison between the increase in net income with the change in cash flow provided by operating activities. Despite the $7.3 million increase in net income, cash flow provided by operating activities decreased by $7.0 million in the first quarter of 2008 compared with the prior-year period.

Cash provided by operating activities declined mainly because of a $14.0 million increase in the amount of cash paid for bonuses in the first quarter of 2008. In the first quarter of 2008 we made annual bonus payments of approximately $49.3 million, compared with $35.3 million in the first quarter of 2007. The higher bonuses in 2008 were driven by improved financial performance in 2007 versus the prior year and incremental bonuses from acquisitions. Other assets increased by $2.0 million in the first quarter of 2008 compared with a decline of $1.2 million in the first quarter of 2007. The increase is primarily from a receivable related to the tenant improvement allowance for our new corporate headquarters and U.S.-based operations. We will be reimbursed for a portion of the payments we made related to the build-out of our new office space. A slightly lower increase in deferred revenue also contributed to the decline in cash provided by operating activities.

Higher deferred rent partially offset these negative impacts on cash from operations.  Included in our deferred rent balance is the tenant improvement allowance we have received in connection with our build-out of our new office space in Chicago for our corporate headquarters and U.S. operations. We will amortize this allowance over the lease term as a reduction in office lease expense.

The table below presents a reconciliation between the increase in net income and the decrease in cash flow provided by operating activities:

	Three months ended March 31
($000)	2008	2007	Change
Net income	$23,076	$15,786	$7,290
Adjustments to reconcile net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(5,967)	(2,132)	(3,835)
Depreciation and amortization expense	6,157	4,695	1,462
Stock-based compensation expense	2,744	2,334	410
All other non-cash items included in net income	2,769	(1,204)	3,973
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(49,253)	(35,269)	(13,984)
Cash paid for income taxes	(2,057)	(2,143)	86
Accounts receivable	(5,706)	(7,582)	1,876
Deferred revenue	9,221	11,021	(1,800)
Income taxes — current	9,159	10,600	(1,441)
Accrued compensation	7,323	8,976	(1,653)
Deferred rent	3,383	(45)	3,428
Other assets	(1,967)	1,243	(3,210)
Accounts payable and accrued liabilities	2,770	2,262	508
All other	(275)	(158)	(117)
Cash provided by operating activities	$1,377	$8,384	$(7,007)

Segment Results

	Three months ended March 31
Key Metrics ($000)	2008	2007	% Change
Revenue
Individual	$27,359	$24,061	13.7%
Advisor	30,694	25,977	18.2%
Institutional	69,928	47,352	47.7%
Eliminations	(2,537)	(1,943)	30.6%
Consolidated revenue	$125,444	$95,447	31.4%

Operating income (loss)
Individual	$5,761	$5,328	8.1%
Advisor	8,806	6,866	28.3%
Institutional	24,177	14,923	62.0%
Corporate items and eliminations	(4,059)	(3,090)	31.4%
Consolidated operating income	$34,685	$24,027	44.4%

Operating margin
Individual	21.1%	22.1%	(1.0	)pp
Advisor	28.7%	26.4%	2.3	pp
Institutional	34.6%	31.5%	3.1	pp
Consolidated operating margin	27.6%	25.2%	2.4	pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our U.S.-based Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. As a result of the Hemscott acquisition in the first quarter of 2008, this segment also includes revenue from the Hemscott Premium and Premium Plus subscription-based services and sales of Internet advertising space on  Hemscott.com.

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

In the first quarter of 2008 and 2007, this segment represented, before intersegment eliminations, 21.8% and 25.2%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2008	2007	% Change
Revenue	$27,359	$24,061	13.7%
Operating income	$5,761	$5,328	8.1%
Operating margin (%)	21.1%	22.1%	(1.0	)pp

In the first quarter of 2008, revenue for the Individual segment increased $3.3 million compared with the same period in 2007. Our acquisition of the Hemscott businesses contributed approximately $0.5 million to the segment’s first-quarter revenue.

Growth in Morningstar.com Premium Membership and Internet advertising sales drove about one-half of the segment’s organic revenue increase in the first quarter of 2008. The number of subscriptions for Morningstar.com Premium service grew to 181,778 as of March 31, 2008 compared with 171,709 as of March 31, 2007. However, in the first quarter of 2008 we added only 1,410 new subscribers compared with approximately 5,750 in the first quarter of 2007, as general market weakness affected subscriber growth.

Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement, was the second-largest contributor to organic revenue growth for this segment in the first quarter of 2008 compared with the prior-year period. Revenue for Morningstar Equity Research increased because the number of companies under coverage rose, leading to higher contract values for some of the agreements related to the settlement. Revenue related to the Global Analyst Research Settlement accounted for approximately one-fifth of the segment’s 2008 first-quarter revenue. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent research reports to their clients. For further discussion about this issue, see Item 1A—Risk Factors in our Report on Form 10-K for the year ended December 31, 2007.

Newsletters also contributed to the organic growth in the segment revenue in the first quarter of 2008, with our Australian newsletter business generating the majority of the increase.

In the first quarter of 2008, operating income for the Individual segment increased approximately $0.5 million compared with the prior-year period as a result of the $3.3 million increase in revenue partially offset by the increase in operating expense. The operating expense increase was mainly driven by higher compensation-related expense, particularly in cost of goods sold and sales and marketing, as well as higher marketing expense. Compensation-related expense, including commissions and incentive compensation, accounted for approximately 44% of the increase in operating expense. Our equity and fund analyst team, whose compensation costs are included in cost of goods sold, grew to 190 analysts worldwide as of March 31, 2008, compared with 164 as of March 31, 2007. The growth in marketing expense was the result of expanded marketing campaigns and incremental marketing for new products introduced after the first quarter of 2007.

Despite the modest growth in operating income, the segment’s margin declined by 1.0 percentage point in the first quarter of 2008 reflecting growth in operating expense that outpaced the growth in revenue. The margin decline was primarily due to higher sales and marketing expense and development expense as a percentage of revenue, primarily from the expanded marketing as well as additional headcount in both of these areas. The increase was partially offset by a decline in cost of goods sold as a percentage of revenue.

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

In the first quarter of 2008 and 2007, this segment represented, before intersegment eliminations, 24.5% and 27.2%, respectively, of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2008	2007	% Change
Revenue	$30,694	$25,977	18.2%
Operating income	$8,806	$6,866	28.3%
Operating margin (%)	28.7%	26.4%	2.3	pp

In the first quarter of 2008, revenue for the Advisor segment increased $4.7 million compared with the same period in 2007. Acquisitions contributed $1.1 million of revenue in the first quarter of 2008. Excluding acquisitions, the majority of the increase in revenue in the quarter was driven by Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 178,619 as of March 31, 2008 compared with 160,014 as of March 31, 2007. The revenue growth reflects new contracts and clients as well as additional users for existing clients.

Morningstar Managed Portfolios and Financial Communications also contributed to revenue growth in the segment, but to a lesser degree. Assets under management for Morningstar Managed Portfolios rose to $2.1 billion as March 31, 2008 compared with $1.9 billion as of March 31, 2007. Because of the market turndown, however, assets decreased by approximately $100 million compared with December 31, 2007.

Principia revenue remained relatively flat compared with the prior-year period. The number of subscriptions for Principia was 46,690 as of March 31, 2008; slightly less than the 48,339 as of March 31, 2007.  The decline in the number of subscriptions is partially due to the migration of two large clients to our Advisor Workstation product. Although the number of subscriptions declined, our revenue remained constant because of moderate price increases that occurred in 2007 and continue in 2008 for renewals.

In the first quarter of 2008, operating income for the Advisor segment was $8.8 million, an increase of $1.9 million compared with the prior-year period. The increase in operating income reflects growth in the Advisor segment revenue, partially offset by increased operating expense in most categories. Operating expense in the first quarter of 2008 increased by approximately 15%, compared with the same quarter in 2007. Compensation-related expense, including incentive compensation and commissions, accounted for slightly more than 45% of the increase in operating expense. Higher cost of goods sold also contributed to the rise in operating expense.

Operating margin in the first quarter increased by 2.3 percentage points over the prior-year quarter. As a percentage of revenue, compensation-related expense, including incentive compensation and commissions, decreased by 1.7 percentage points. Our acquired businesses included in this segment had a small but favorable impact on the margin in the first quarter.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; the institutional Workstation product acquired from Standard & Poor’s; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; and Morningstar EnCorr, an asset allocation software package.

With the January 2008 Hemscott acquisition, our Licensed Data offerings include Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland. Other products that have been added to this segment include Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK-and-Irish-registered companies listed on the London Stock Exchange; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom.

In the first quarter of 2008 and 2007, this segment represented, before intersegment eliminations, 55.7% and 49.6%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended March 31
Key Metrics ($000)	2008	2007	% Change
Revenue	$69,928	$47,352	47.7%
Operating income	$24,177	$14,923	62.0%
Operating margin (%)	34.6%	31.5%	3.1	pp

In the first quarter of 2008, revenue for the Institutional segment increased $22.5 million compared with the same period in 2007. Acquisitions contributed $9.5 million of revenue to this segment during the quarter, representing approximately 20 percentage points of the revenue growth rate.

On a product level, the increase in this segment’s organic revenue was primarily driven by Investment Consulting and Licensed Data, which contributed approximately 65% of the segment’s organic revenue growth.

We provided advisory services on approximately $95.8 billion in assets as of March 31, 2008 compared with approximately $70.6 billion in assets as of March 31, 2007. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

	As of March 31
Assets under advisement for Investment Consulting ($ billions)	2008	2007
Ibbotson Associates	$42.4	$26.4
Morningstar Associates	53.4	44.2
Total	$95.8	$70.6

While we saw significant growth in assets under advisement year over year, asset levels declined slightly compared with the fourth quarter of 2007. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. In the first quarter of 2008, assets declined about 2% sequentially from the fourth quarter of 2007 because of the market downturn, which was partially offset by net inflows and new clients added by Ibbotson Associates.

The growth in Licensed Data revenue was split equally between the U.S. and our operations outside of the United States. In the United States, Licensed Data revenue growth was mainly attributable to strong renewal rates and continued growth in client demand.

Excluding revenue from acquisitions, Morningstar Direct and Licensed Tools and Content were the next largest contributors to revenue growth in the first quarter of 2008, but to a lesser degree. The number of licenses for Morningstar Direct totaled 2,461 worldwide as of March 31, 2008 compared with 1,505 worldwide as of March 31, 2007.

Retirement Advice did not a make a significant contribution to the segment’s revenue growth in the first quarter of 2008, however, it remains one of the larger products in the segment based on revenue. The table below shows assets under management in our managed retirement accounts.

	As of March 31
Assets under management in managed retirement accounts ($ billions)	2008	2007
Advice by Ibbotson	$12.1	$9.3
Morningstar Retirement Manager	1.1	0.8
Total	$13.2	$10.1

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide these services.

	As of March 31
Plan Participants (millions)	2008	2007
Advice by Ibbotson	7.0	8.0
Morningstar Retirement Manager	8.8	9.4
Total	15.8	17.4

Plan Sponsors (approximate)
Advice by Ibbotson	63,000	57,000
Morningstar Retirement Manager	76,000	74,000
Total	139,000	131,000

Plan Providers
Advice by Ibbotson	8	9
Morningstar Retirement Manager	22	25
Total	30	34

In the first quarter of 2008, operating income for the Institutional segment increased $9.3 million, or 62.0%, compared with the prior-year period. The increase in operating income was primarily driven by revenue growth in Investment Consulting and Licensed Data, partially offset by an increase in operating expense.

Operating expense rose approximately $13.3 million, or 41% in 2008 compared with the prior-year quarter, with operating costs associated with our acquired businesses contributing a significant portion of the increase. These additional expenses are included in all expense categories, but had the largest impact on compensation expense, including commissions and incentive compensation. Excluding incremental costs from acquired businesses, compensation-related expense, including commissions and incentive compensation, was the largest driver of the increase in operating expense. These compensation related expenses contributed nearly all of the organic operating expense increase. The operating expense increase in the first quarter of 2008 was partially offset by a $1.3 million reduction in product implementation fees related to our Advice by Ibbotson service.

The segment’s operating margin improved by 3.1 percentage points over the prior-year quarter, reflecting the impact of revenue growth that exceeded the increase in operating expense. In the first quarter of 2008, product implementation fees related to our Advice by Ibbotson service were negligible, whereas in the first quarter of 2007, they represented 2.8% of the segment’s revenue. The absence of these fees favorably impacted our first quarter 2008 margin.

Corporate and Eliminations

This category includes amortization expense related to intangible assets. These intangible assets are mainly recorded when we allocate the purchase price of acquisitions.  The following table shows the components of corporate and eliminations expense (income) that impacted our consolidated operating income:

	Three Months Ended March 31
($000)	2008	2007	% Change
Amortization expense	$4,022	$2,540	58.3%
Depreciation expense	26	560	(95.4)%
Other	11	(10)	NMF
Corporate items and eliminations	$4,059	$3,090	31.4%

In the first quarter of 2008, corporate items and eliminations increased almost entirely because of additional amortization expense related to intangible assets from acquisitions. Amortization of intangible assets increased $1.5 million in the first quarter of 2008 because of intangible assets associated with the Hemscott acquisition and the mutual fund data business acquired from Standard & Poor’s. Some of the purchase price allocations are preliminary and therefore the values assigned to intangible assets and the associated amortization expense may change in future periods.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income and, Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2008	2007
Equity in net income of unconsolidated entities	$352	$537

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended March 31
($000)	2008	2007
Interest income, net	$1,519	$1,749
Other income (expense), net	24	(236)
Non-operating income, net	$1,543	$1,513

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $0.2 million in the first quarter of 2008 compared with the prior-year period as a result of slightly lower returns on our invested balances in the first quarter of 2008.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, the minority interest in earnings of our consolidated entities, unrealized and realized gains and losses from our investment portfolio, and royalty income from MJKK.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended March 31
($000)	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$36,228	$25,540
Equity in net income of unconsolidated entities	352	537
Total	$36,580	$26,077
Income tax expense	$13,504	$10,291
Effective income tax expense rate	36.9%	39.5%

Our effective income tax expense rate declined by 2.6 percentage points in the first quarter of 2008. The 2008 effective tax rate reflects a decrease in our U.S. state tax rate related to a 2007 change in state tax law. The effective tax rate also reflects the favorable impact of lower tax rates on earnings generated outside of the United States.

As of December 31, 2007 we had approximately $7.2 million of gross unrecognized tax benefits including approximately $4.8 million of unrecognized tax benefits which, if recognized, would result in a reduction of our effective income tax rate and $2.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction.  In the first quarter of 2008 we reduced the unrecognized tax benefit by $2.4 million due to expected resolution concerning the timing of the deduction.  Because of the impact of deferred tax accounting, other than interest and penalties, the reduction of this liability did not affect our 2008 effective tax rate.

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

Cash and Cash Equivalents

As of March 31, 2008, we had cash, cash equivalents, and investments of $215.7 million, a decrease of $42.9 million compared with December 31, 2007. This decline mainly reflects $49.3 million of annual bonus payments in the first quarter of 2008 and the cash paid to acquire the Hemscott businesses. These significant cash outflows were offset by cash provided by operations and cash flows from stock option exercises and the related excess tax benefits.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first quarter of 2008, cash provided by operating activities was $1.4 million, compared with $8.4 million in the first quarter of 2007. Although our net income (adjusted for non-cash items) increased by $9.3 million, changes in our net operating assets and liabilities reduced the cash flow benefit from net income by $16.3 million.

Cash provided by operating activities declined mainly because of a $14.0 million increase in the amount of cash paid for bonuses in the first quarter of 2008 compared with the prior-year period. We made annual bonus payments of approximately $49.3 million in the first quarter of 2008, compared with $35.3 million in the first quarter of 2007. The higher bonuses in 2008 were driven by improved financial performance in 2007 versus the prior year and incremental bonuses from acquisitions.

Excluding the impact of bonus payments, in the first quarter of 2008, our net operating assets and liabilities were a slightly smaller source of cash from operations compared with the first quarter of 2007.  Other assets increased by $2.0 million in the first quarter of 2008 compared with a decline of $1.2 million in the first quarter of 2007.  The increase is primarily from a receivable related to the tenant improvement allowance for our new corporate headquarters and U.S. operations.  We will be reimbursed for a portion of the payments we made related to the build-out of our new space.

Higher deferred rent partially offset these negative impacts on cash from operations.  Included in our deferred rent balance is the tenant improvement allowance recorded in connection with the build-out of our new office space in Chicago. We will amortize this allowance over the lease term as a reduction in rent expense.

Net income in the first quarter of 2008 included slightly more non-cash items compared with the same period in 2007, primarily because of higher deferred income taxes and an increase in amortization from intangible assets related to the acquisitions of the Hemscott businesses and the mutual fund data business of Standard & Poor’s, partially offset by an increase in excess tax benefits from stock option exercises.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these categories.

In the first quarter of 2008, cash used for investing activities was $38.0 million, compared with $48.0 million in the first quarter of 2007.

Cash used for acquisitions, net of cash acquired, was $50.9 million in the first quarter of 2008 and $52.1 million in the first quarter of 2007. In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses. In March 2007, we acquired the mutual fund data business from Standard & Poor’s. Cash used for acquisitions also includes transaction costs directly related to the acquisitions.

In the first quarter of 2008 and 2007, proceeds from sales of investments exceeded purchases of investments by $19.7 million and $6.1 million, respectively, because we reallocated these funds from investments to cash and cash equivalents to fund acquisitions made during these quarters.  As of March 31, 2008 and December 31, 2007, we had investments, consisting mainly of fixed-income securities, of $79.7 million and $99.0 million, respectively.

Capital expenditures were $6.7 million in the first quarter of 2008, compared with $2.0 million in the prior-year quarter.  The increase was almost entirely driven by capital expenditures for our new office space in Chicago for our corporate headquarters and U.S. operations.

In the first quarter of 2007, our capital expenditures were primarily for computer hardware to keep our operations up and running in the event of a disaster, and design and architectural fees related to the planned office space in Chicago.

We anticipate that our capital expenditures in 2008 will be significantly higher than in previous years primarily because of the build-out of our new office space in Chicago. We expect to make capital expenditures of approximately $55 million in 2008, including approximately $40 million for the build-out of the new office space. A portion of the capital expenditures will be offset by tenant improvement allowances which will reduce the total amount of cash we will need to pay for the build-out.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises nor the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect our cash flow from financing activities to vary over time. Note 8 in the Notes to our Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of March 31, 2008.

Cash provided by financing activities was $11.7 million in the first quarter of 2008 compared with $3.7 million in the prior-year period. We received proceeds of $5.7 million from stock option exercises. We also recorded $6.0 million for excess tax benefits related to stock option exercises and vesting of restricted stock units. The increase was due to a larger number of stock options exercised and the stock price on the date of these exercises. In the first quarter of 2008, employees exercised approximately 738,000 stock options compared with approximately 254,000 options in the first quarter of 2007. The total intrinsic value of options exercised during the first quarters of 2008 and 2007 was $41.6 million and $10.8 million, respectively.

Acquisitions

Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $50.9 million in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK-and Irish-registered companies listed on the London Stock Exchange; Hemscott India, which operates a state-of-the-art data collection center in New Delhi; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom. We began including the results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

Standard & Poor’s mutual fund data business

In March 2007, we acquired the mutual fund data business from Standard & Poor’s for $58.0 million in cash including post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. This business consists of data and products covering approximately 135,000 managed investment vehicles, including mutual funds, ETFs, hedge funds, and offshore funds. Approximately 80% of the mutual fund data business acquired from Standard & Poor’s is outside the United States. We began including the results of this acquisition in our Consolidated Financial Statements on March 16, 2007.

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2007.

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

The Statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•      Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•      Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•      Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We hold cash equivalents and investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The table below shows the fair value of our cash equivalents and investments subject to fair value measurements:

	Fair Value	Fair Value Measurements as of March 31, 2008
	as of	Using Fair Value Hierarchy
($000)	March 31, 2008	Level 1	Level 2	Level 3

Cash equivalents	$54,395	$54,395	$—	$—
Available-for-sale investments	72,309	72,309	—	—
Trading securities	3,944	3,944	—	—
Total	$130,648	$130,648	$—	$—

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 allows the fair value option to be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

In the first quarter of 2008, we chose not to apply this fair value option to any of our eligible assets. We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our available-for-sale investments are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Our held-to-maturity investments are reported at amortized cost. Our trading securities are reported at fair value and, unrealized gains and losses are included in earnings. We account for our investments in unconsolidated entities using the equity method.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS  No. 133.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. To date, we have not engaged in currency or other hedging activities, and we do not currently have any positions in derivative instruments. Therefore, do not expect the adoption of SFAS No. 161 will have any impact on our Consolidated Financial Statements.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of May 1, 2008:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through May 1, 2008	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	09/12/07	12/31/08	1,120,000	Shares to be sold ratably over the course of the plan	371,051	26,976,550
Cheryl Francis Director	09/12/07	12/14/08	20,000	Daily increments of up to 500 shares	1,500	38,390
Tao Huang Chief Operating Officer	02/26/08	12/31/08	300,000	Weekly increments of up to 10,000 shares	—	1,132,803
Jack Noonan Director	08/22/06	12/31/08	72,000	Monthly increments of up to 1,000 shares	64,000	74,390
Catherine Gillis Odelbo President, Individual Business	03/04/08	12/31/08	42,000	Weekly increments of up to 1,000 shares	—	201,757
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310	Weekly increments of up to 17,500 shares	831,600	559,630
Richard Robbins General Counsel and Corporate Secretary	12/19/07	07/31/08	5,000	Biweekly increments of up to 500 shares	—	13,997
Paul Sturm Director	03/12/08	04/30/09	120,000	Monthly increments of up to 20,000 shares	20,000	123,090
David Williams Managing Director, Design	03/31/08	11/30/08	10,000	Monthly increments of up to 2,000 shares beginning May 7, 2008	—	66,136

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2008, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2008 and restricted stock units that will vest by May 30, 2008.  The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2008.  Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to subprime mortgages. As of March 31, 2008, our cash, cash equivalents, and investments balance was $215.7 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.6 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2                           OTHER INFORMATION

Item 1.                                 Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.                        Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.                                 Exhibits

(a) Exhibits

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 8, 2008	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer