Form 10-Q
period 2008-06-30
Morningstar, Inc.
filed 2008-08-06
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2008, there were 46,420,141 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)	2008	2007	2008	2007

Revenue	$132,237	$109,685	$257,681	$205,132

Operating expense (1):
Cost of goods sold	33,164	29,020	66,102	54,875
Development	9,801	9,134	19,916	17,189
Sales and marketing	20,866	16,471	43,090	33,200
General and administrative	20,560	21,128	39,885	37,214
Depreciation and amortization	6,276	5,486	12,433	10,181
Total operating expense	90,667	81,239	181,426	152,659

Operating income	41,570	28,446	76,255	52,473

Non-operating income (expense):
Interest income, net	1,381	1,437	2,900	3,186
Other expense, net	(321)	(69)	(297)	(305)
Non-operating income, net	1,060	1,368	2,603	2,881

Income before income taxes and equity in net income of unconsolidated entities	42,630	29,814	78,858	55,354

Income tax expense	15,076	11,996	28,580	22,287

Equity in net income of unconsolidated entities	445	455	797	992

Net income	$27,999	$18,273	$51,075	$34,059

Net income per share:
Basic	$0.61	$0.43	$1.12	$0.80
Diluted	$0.57	$0.38	$1.04	$0.71

Weighted average shares outstanding:
Basic	45,921	42,852	45,572	42,632
Diluted	49,290	47,868	49,150	47,758

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
(1) Includes stock-based compensation expense of:
Cost of goods sold	$528	$513	$964	$851
Development	367	371	688	624
Sales and marketing	379	412	724	711
General and administrative	1,695	1,907	3,337	3,351
Total stock-based compensation expense	$2,969	$3,203	$5,713	$5,537

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2008	December 31 2007

Assets
Current assets:
Cash and cash equivalents	$206,877	$159,576
Investments	64,560	99,012
Accounts receivable, less allowance of $200 and $161, respectively	95,950	86,812
Income tax receivable	9,409	8,998
Other	14,961	13,163
Total current assets	391,757	367,561

Property, equipment, and capitalized software, net of accumulated depreciation of $67,801 and $57,304, respectively	35,951	19,108
Investments in unconsolidated entities	20,041	19,855
Goodwill	158,338	128,141
Intangible assets, net	114,986	95,767
Deferred tax asset, net	11,167	15,658
Other assets	3,417	3,217
Total assets	$735,657	$649,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$28,489	$22,325
Accrued compensation	41,780	64,709
Deferred revenue	142,376	129,302
Deferred tax liability, net	1,051	557
Other	472	945
Total current liabilities	214,168	217,838

Accrued compensation	8,354	13,913
Other long-term liabilities	15,211	9,253
Total liabilities	237,733	241,004

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,341,416 and 44,843,166 shares were outstanding as of June 30, 2008 and December 31, 2007, respectively	4	4
Treasury stock at cost, 233,332 shares at June 30, 2008 and December 31, 2007	(3,280)	(3,280)
Additional paid-in capital	367,815	332,164
Retained earnings	122,832	71,757
Accumulated other comprehensive income:
Currency translation adjustment	10,399	7,606
Unrealized gains on available-for-sale investments	154	52
Total accumulated other comprehensive income	10,553	7,658
Total shareholders’ equity	497,924	408,303
Total liabilities and shareholders’ equity	$735,657	$649,307

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2008

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	Income	Equity
Balance as of December 31, 2007	44,843,166	$4	$(3,280)	$332,164	$71,757	$7,658	$408,303
Comprehensive income:
Net income		—	—	—	51,075	—	51,075
Unrealized gain on investments, net of income tax $56		—	—	—	—	102	102
Foreign currency translation adjustment		—	—	—	—	2,793	2,793
Total comprehensive income		—	—	—	51,075	2,895	53,587
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,498,250	—	—	12,595	—	—	12,595
Stock-based compensation		—	—	5,713	—	—	5,713
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	17,343	—	—	17,343
Balance as of June 30, 2008	46,341,416	$4	$(3,280)	$367,815	$122,832	$10,553	$497,924

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2008	2007

Operating activities
Net income	$51,075	$34,059
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,433	10,181
Deferred income tax expense (benefit)	2,919	(1,698)
Stock-based compensation expense	5,713	5,537
Provision for bad debt	(11)	(44)
Equity in net income of unconsolidated entities	(797)	(992)
Foreign exchange (gain) loss	(508)	120
Excess tax benefits from stock option exercises and vesting of restricted stock units	(17,343)	(7,011)
Other, net	(256)	(125)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,222)	(5,456)
Other assets	(1,846)	869
Accounts payable and accrued liabilities	997	3,228
Accrued compensation	(28,890)	(12,891)
Income taxes – current	13,104	7,203
Deferred revenue	6,772	13,389
Deferred rent	9,306	36
Other liabilities	(327)	(1,909)
Cash provided by operating activities	49,119	44,496

Investing activities
Purchases of investments	(46,946)	(40,243)
Proceeds from sale of investments	82,213	42,220
Capital expenditures	(17,354)	(5,888)
Acquisitions, net of cash acquired	(51,017)	(55,063)
Other, net	—	(3)
Cash used for investing activities	(33,104)	(58,977)

Financing activities
Proceeds from stock options exercises	12,595	5,686
Excess tax benefits from stock option exercises and vesting of restricted stock units	17,343	7,011
Other	(4)	—
Cash provided by financing activities	29,934	12,697

Effect of exchange rate changes on cash	1,352	622
Net increase (decrease) in cash and cash equivalents	47,301	(1,162)
Cash and cash equivalents – beginning of period	159,576	96,140
Cash and cash equivalents – end of period	$206,877	$94,978

Supplemental disclosure of cash flow information:
Cash paid for taxes	$15,252	$16,253
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$154	$17

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

We hold investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The fair value of our marketable securities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2008
	as of	Using Fair Value Hierarchy
($000)	June 30, 2008	Level 1	Level 2	Level 3

Cash equivalents	$97,186	$97,186	$—	$—
Available-for-sale investments	57,449	57,449	—	—
Trading securities	3,906	3,906	—	—
Total	$158,541	$158,541	$—	$—

The fair values for available-for-sale and trading securities are based on quoted market prices from various stock and bond exchanges.

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

In the first quarter of 2008, we chose not to apply this fair value option to any of our eligible assets. We account for our investments in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Our available-for-sale investments are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders’ equity and our held-to-maturity investments are reported at amortized cost. Our trading securities are reported at fair value and unrealized gains and losses are included in earnings.  We account for our investments in unconsolidated subsidiaries using the equity method.

3. Acquisitions, Goodwill, and Other Intangible Assets

Acquisition of the Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51,275,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott India, which operates a state-of-the-art data collection center in New Delhi, India; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data services; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom. We began including the results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,227
Accounts receivable	3,810
Other current assets	1,193
Fixed assets	1,367
Other non-current assets	309
Intangible assets	26,058
Goodwill	26,050
Deferred revenue	(4,571)
Accounts payable and accrued liabilities	(2,941)
Total purchase price	$52,502

If this acquisition had occurred as of January 1, 2007 and 2008, our results of operations would not have been significantly different from the amounts reported for the three and six months ended June 30, 2007 and 2008, respectively.

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

The purchase price allocation includes a liability of $1,685,000 for severance and lease termination costs. Substantially all of these liabilities were paid as of June 30, 2008.

If this acquisition had occurred as of January 1, 2007, our results of operations would not have been significantly different from the amounts reported for the six months ended June 30, 2007.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2007 to June 30, 2008:

($000)
Balance as of January 1, 2007	$86,680
Acquisition of the mutual fund data business acquired from Standard & Poor’s	37,180
Acquisition of the minority interest in Morningstar Europe NV	1,000
Other, primarily currency translation	3,281
Balance as of December 31, 2007	128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	26,050
Adjustment to the goodwill of the mutual fund data business acquired from Standard & Poor’s	491
Other, primarily currency translation	3,656
Balance as of June 30, 2008	$158,338

We did not record any impairment losses in the quarter or year-to-date periods ended June 30, 2008 or 2007, respectively.

The following table summarizes our intangible assets:

	As of June 30, 2008				As of December 31, 2007
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,703	$(7,248)	$20,455	10	$26,956	$(5,542)	$21,414	10
Customer-related assets	59,216	(13,544)	45,672	10	58,721	(10,354)	48,367	10
Supplier relationships	240	(42)	198	20	240	(36)	204	20
Technology-based assets	30,351	(7,004)	23,347	9	30,059	(4,881)	25,178	9
Non-competition agreement	810	(291)	519	5	810	(206)	604	5
Intangible assets related to acquisition of the Hemscott businesses	26,058	(1,263)	24,795	10	—	—	—	—
Total intangible assets	$144,378	$(29,392)	$114,986	10	$116,786	$(21,019)	$95,767	10

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense was $8,113,000 and $5,841,000 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, we estimate that aggregate amortization expense for intangible assets will be $16,346,000 in 2008; $16,022,000 in 2009; $14,493,000 in 2010; $13,337,000 in 2011; $12,670,000 in 2012; and $11,829,000 in 2013. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our acquisition of the Hemscott data, media, and investor relations businesses.

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2008	2007	2008	2007

Basic income per share:
Net income	$27,999	$18,273	$51,075	$34,059
Weighted average common shares outstanding	45,921	42,852	45,572	42,632
Basic net income per share	$0.61	$0.43	$1.12	$0.80

Diluted income per share:
Net income	$27,999	$18,273	$51,075	$34,059

Weighted average common shares outstanding	45,921	42,852	45,572	42,632
Net effect of dilutive stock options and restricted stock units	3,369	5,016	3,578	5,126
Weighted average common shares outstanding for computing diluted income per share	49,290	47,868	49,150	47,758

Diluted net income per share	$0.57	$0.38	$1.04	$0.71

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

We also offer a variety of print publications about investing, including several newsletters and books.

• Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts; and Financial Communications, which includes investment conferences, Web sites, and magazines for financial advisors, as well as a series of presentations, charts, data, and graphs that financial advisors can license to use in published materials and demonstrate investment concepts to their clients.

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

The following tables show selected segment data for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$26,767	$33,837	$71,633	$—	$132,237
Intersegment	1,380	25	1,209	(2,614)	—
Total revenue	28,147	33,862	72,842	(2,614)	132,237
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	18,459	21,738	43,821	(2,596)	81,422
Stock-based compensation expense	579	894	1,496	—	2,969
Depreciation and amortization	438	550	1,123	4,165	6,276
Operating income (loss)	$8,671	$10,680	$26,402	$(4,183)	$41,570

Capital expenditures	$2,409	$2,441	$5,017	$776	$10,643

U.S. revenue					$99,534
Non-U.S. revenue					$32,703

	Three months ended June 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$22,936	$30,140	$56,609	$—	$109,685
Intersegment	1,233	69	945	(2,247)	—
Total revenue	24,169	30,209	57,554	(2,247)	109,685
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	16,635	20,722	37,346	(2,153)	72,550
Stock-based compensation expense	660	977	1,566	—	3,203
Depreciation and amortization	409	486	774	3,817	5,486
Operating income (loss)	$6,465	$8,024	$17,868	$(3,911)	$28,446

Capital expenditures	$249	$1,561	$1,627	$461	$3,898

U.S. revenue					$86,538
Non-U.S. revenue					$23,147

	Six months ended June 30, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$52,958	$64,519	$140,204	$—	$257,681
Intersegment	2,548	37	2,566	(5,151)	—
Total revenue	55,506	64,556	142,770	(5,151)	257,681
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	39,109	42,264	87,029	(5,122)	163,280
Stock-based compensation expense	1,094	1,729	2,890	—	5,713
Depreciation and amortization	871	1,077	2,272	8,213	12,433
Operating income (loss)	$14,432	$19,486	$50,579	$(8,242)	$76,255

Capital expenditures	$4,018	$4,705	$7,556	$1,075	$17,354

U.S. revenue					$194,697
Non-U.S. revenue					$62,984

June 30, 2008
U.S. long-lived assets	$24,220
Non-U.S. long-lived assets	$11,731

	Six months ended June 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$46,006	$56,061	$103,065	$—	$205,132
Intersegment	2,224	125	1,841	(4,190)	—
Total revenue	48,230	56,186	104,906	(4,190)	205,132
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	34,505	38,659	67,883	(4,106)	136,941
Stock-based compensation expense	1,136	1,691	2,710	—	5,537
Depreciation and amortization	796	946	1,522	6,917	10,181
Operating income (loss)	$11,793	$14,890	$32,791	$(7,001)	$52,473

Capital expenditures	$329	$1,780	$2,168	$1,611	$5,888

U.S. revenue					$166,399
Non-U.S. revenue					$38,733

June 30, 2007
U.S. long-lived assets	$10,235
Non-U.S. long-lived assets	$7,421

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	June 30 2008	December 31 2007
Available-for-sale	$57,449	$91,546
Held-to-maturity	3,205	3,428
Trading securities	3,906	4,038
Total	$64,560	$99,012

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of June 30, 2008, we owned approximately 34% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,690,000 and $17,522,000 as of June 30, 2008 and December 31, 2007, respectively. The market value of our investment in MJKK was approximately Japanese Yen 4.9 billion (approximately U.S. $45,835,000) as of June 30, 2008 and Japanese Yen 5.4 billion (approximately U.S. $48,007,000) as of December 31, 2007.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of June 30, 2008 and December 31, 2007. We account for this investment using the equity method. Our investment totaled $1,450,000 and $1,512,000 as of June 30, 2008 and December 31, 2007, respectively.

Other Investments in Unconsolidated Entities. As of June 30, 2008 and December 31, 2007, the book value of our other investments in unconsolidated entities totaled $901,000 and $821,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of June 30, 2008 and December 31, 2007. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

	Three months ended June 30		Six months ended June 30
($000)	2008	2007	2008	2007
Revenue	$10,042	$11,121	$30,784	$19,403
Operating income	$1,780	$1,911	$3,406	$4,070
Net income	$1,424	$1,266	$2,553	$2,441

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. At the time of grant, employees may elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of June 30, 2008, we had 2,520,830 shares available for future grants under our 2004 Stock Incentive Plan compared with 2,657,982 as of December 31, 2007.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan and the 2001 Plan generally vested over a four-year period. As a result, all of these options related to these three plans are vested. Because the options granted under all three plans expire 10 years after the date of grant, some of these options remain outstanding. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. As of June 30, 2008, there were 87,576 options remaining to be exercised, compared with 217,286 as of December 31, 2007.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123 (R), Stock Based Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect those awards that ultimately vested. As a result, in the second quarter of 2008 and 2007, we recorded approximately $210,000 and $720,000, respectively of additional stock-based compensation expense as a result of adjusting from the estimated forfeitures to actual forfeiture experience for certain of our employee stock option and restricted stock unit grants. In addition, we reduced our estimate of the forfeiture rate that will be applied to awards not yet vested.

The following table summarizes stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
($000)	2008	2007	2008	2007
Stock-based compensation expense	$2,969	$3,203	$5,713	$5,537

We recorded deferred tax benefits related to this of $1,113,000 and $1,181,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,004,000 and $2,020,000 for the six months ended June 30, 2008 and 2007, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The total grant date fair value of restricted stock units granted in the first six months of 2008 was approximately $12,366,000. As of June 30, 2008, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $24,010,000. We expect to recognize this expense over an average period of approximately 38 months.

The following table summarizes restricted stock unit activity in the first six months of 2008:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
Restricted Stock Units—December 31, 2007	414,282	6,621	420,903	$48.41
Granted	175,805	—	175,805	$70.34
Vested	(76,555)	—	(76,555)	$46.84
Vested but deferred	(15,394)	15,394	—	$—
Forfeited	(15,653)	—	(15,653)	$48.78
Restricted Stock Units—June 30, 2008	482,485	22,015	504,500	$56.71

Stock Options

The following tables summarize stock option activity in the first six months of 2008 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Six months ended June 30, 2008
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	2,068,590	$12.84
Canceled	(7,175)	$16.67
Exercised	(414,150)	$10.41
Options outstanding—June 30, 2008	1,647,265	$13.62

Options exercisable—June 30, 2008	1,619,515	$13.56

	Six months ended June 30, 2008
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	4,377,089	$13.61
Canceled	(16,239)	$20.71
Exercised	(1,021,963)	$10.20
Options outstanding—June 30, 2008	3,338,887	$14.73

Options exercisable—June 30, 2008	3,093,235	$13.98

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the six months ended June 30, 2008 and 2007 was $82,224,000 and $30,434,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of June 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.77	165,857	0.57	$2.77	$11,488	165,654	0.57	$2.77	$11,474
$8.57 - $14.70	3,282,362	2.55	$12.46	195,535	3,281,730	2.55	$12.46	195,496
$17.01 - $38.57	1,537,933	6.73	$19.76	80,390	1,265,366	6.67	$18.95	67,170
$2.77 - $38.57	4,986,152	3.77	$14.39	$287,413	4,712,750	3.59	$13.86	$274,140
Vested or Expected to Vest
$2.77 - $38.57	4,960,561	3.76	$14.34	$286,167

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $72.03 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2008, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,351,000. We expect to recognize this expense over a weighted average period of approximately 10 months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 sales plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement. In the first six months of 2008, Don exercised 129,710 options, of which 72,710 were sold under his 10b5-1 plan. As of June 30, 2008 and December 31, 2007, our Condensed Consolidated Balance Sheets include a liability of $261,000 and $585,000, respectively, for the Agreement. The liability is classified as “Other current liabilities.”  The reduction in the liability since December 31, 2007 reflects amounts paid to Don in the first six months of 2008 in accordance with the Agreement.

10. Income Taxes

The following table shows our effective tax rate for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30		Six months ended June 30
($000)	2008	2007	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$42,630	$29,814	$78,858	$55,354
Equity in net income of unconsolidated entities	445	455	797	992
Total	$43,075	$30,269	$79,655	$56,346
Income tax expense	$15,076	$11,996	$28,580	$22,287
Effective income tax expense rate	35.0%	39.6%	35.9%	39.6%

Our effective tax rate declined by 4.6 percentage points in the second quarter of 2008 and declined 3.7 percentage points for the six months ended June 30, 2008 compared with the prior-year periods. The 2008 effective tax rate reflects the favorable, but variable, benefit from incentive stock-option transactions. When compared against the same periods in 2007, the tax benefit of incentive stock-option transactions reduced the effective tax rate by 1.6 percentage points and 0.7 percentage points in the three and six months ended June 30, 2008 respectively. A decrease in our U.S. state tax rate following a 2007 change in state tax law and the favorable impact of lower tax rates on earnings generated outside of the United States also lowered our effective tax rate compared with the prior year periods.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2004 to the present. Most of our state tax returns have open tax years from 2004 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003. There were no significant changes to uncertain tax positions in the first half of 2008 as a result of lapses of statutes of limitation or audit activity.

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

As of December 31, 2007 we had approximately $7,195,000 of gross unrecognized tax benefits, of which $4,741,000, if recognized, would result in a reduction of our effective income tax rate, and $2,383,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction. In the first six months of 2008 we reduced the unrecognized tax benefit in the amount of $2,383,000 and recorded a corresponding decrease to our deferred tax assets as a result of expected resolution concerning the timing of the deduction. Because of the impact of deferred tax accounting, other than interest and penalties, this liability did not affect our 2008 effective tax rate. Adjustments recorded to other unrecognized tax benefits in the first six months of 2008 were not material.

Our effective income tax rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance.  Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.  In the first half of 2008 and 2007, we recorded a net reduction of the valuation allowances related to the NOLs for certain of our non-U.S. operations, reducing our effective tax rate in each of these years.

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

12. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. To date, we have not engaged in currency or other hedging activities, and we do not currently have any positions in derivative instruments. Therefore, we do not expect the adoption of SFAS No. 161 will have any impact on our Consolidated Financial Statements.

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

A more complete description of these risks and uncertainties can be found in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expected. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

In the second quarter of 2008, the U.S. equity markets began on a more stable note, but investors remained uncertain about the impact of the credit crisis, rising energy prices, and possible inflation. Morningstar’s U.S. Market Index, a broad market benchmark, was down 1.5% for the quarter, following a 9.5% loss in the first quarter of 2008. For the six months ending June 30, 2008 the U.S. Market Index was down 10.8%. Many global markets also experienced losses during the quarter, and bond markets also suffered because of widening credit spreads as well as fears of inflation and possible interest-rate increases.

Net inflows to mutual funds were relatively stable during the quarter. Total U.S. mutual fund assets were $11.7 trillion as of June 30, 2008, about the same as the total as of March 31, 2008, based on data from the Investment Company Institute (ICI).

Asset flows to alternative asset classes remained lower than 2007 levels. Based on data from Hedge Fund Research, hedge funds had $12.5 billion in net inflows during the second quarter of 2008, which was down significantly from the same period in 2007. Assets in exchange-traded funds (ETFs) increased to $578 billion as of June 30, 2008, compared with $571 billion as of March 31, 2008, based on data from the ICI.

Despite weakness in some areas of the financial sector, online advertising generally remained strong as advertisers have continued to shift spending from traditional media to the Internet. Industry publication eMarketer projects that total online ad spending will reach $25.9 billion in 2008, a 23% increase from 2007. Based on data from Nielsen/Net Ratings, aggregate page views and unique users to financial and investment sites both increased by about 20% in the second quarter of 2008 compared with the same period in 2007, although the number of pages viewed per visit declined by about 9%. We believe this indicates that while some investors may be disengaged because of the market downturn, many people are still interested in investment-related content.

Overall, we believe the disruption in the financial markets has caused fairly widespread investor uncertainty, and the market downturn has also created some spending cutbacks among asset management firms and other financial services companies. We remain cautious because of the tough market environment, but we’re continuing to invest in our business.

Three and Six Months Ended June 30, 2008 vs. Three and Six Months Ended June 30, 2007

Consolidated Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$132,237	$109,685	20.6%		$257,681	$205,132	25.6%
Operating income	41,570	28,446	46.1%		76,255	52,473	45.3%
Operating margin	31.4%	25.9%	5.5	pp	29.6%	25.6%	4.0	pp

Cash provided by (used for) investing activities	4,859	(10,938)	NMF		(33,104)	(58,977)	(43.9)%
Cash provided by financing activities	18,217	8,991	102.6%		29,934	12,697	135.8%

Cash provided by operating activities	$47,742	$36,112	32.2%		$49,119	$44,496	10.4%
Capital expenditures	(10,643)	(3,898)	173.0%		(17,354)	(5,888)	194.7%
Free cash flow	$37,099	$32,214	15.2%		$31,765	$38,608	(17.7)%

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

Second-Quarter Highlights

•                  Revenue increased 20.6% compared with the same period in 2007. Because of the difficult market environment, our organic revenue growth (which we define as consolidated revenue excluding acquisitions and the impact of foreign currency translations) was slower compared with past levels, but still relatively strong given market conditions.

•                  Our second-quarter financial results include the Hemscott data, media, and investor relations Web site businesses, which we acquired on January 9, 2008. Revenue from acquisitions contributed 4.4 percentage points to second-quarter revenue growth.

•                  Licensed Data and Morningstar Advisor Workstation were the two largest contributors to organic revenue growth during the quarter, reflecting demand from new and existing customers.

•                  International revenue grew about 40% compared with the second quarter of 2007, and the percentage of revenue from outside the United States was on par with first-quarter levels. Acquisitions accounted for about one-third of the growth in international revenue. Favorable changes in exchange rates added about 13 percentage points of the growth.

•                  Operating margin increased by 5.5 percentage points relative to the prior-year period, partly because of lower bonus, legal, and general and administrative expense.

•                  Free cash flow increased by approximately $4.9 million compared with the prior-year period, reflecting an $11.6 million increase in cash flow from operations and a $6.7 million increase in capital expenditures.

Consolidated Revenue

Because we have made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue.

The table below shows the period in which we included each acquired operation in revenue from acquisitions:

Revenue from Acquisitions
Acquisition	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Mutual fund data business acquired from Standard & Poor’s	—	January 1, 2008 through March 15, 2008
Hemscott data, media, and investor relations Web site businesses	April 1, 2008 through June 30, 2008	January 9, 2008 through June 30, 2008

In the second quarter of 2008, our consolidated revenue increased 20.6% to $132.2 million. Revenue for the first half of the year increased 25.6% to $257.7 million. Acquisitions contributed $4.9 million to our consolidated revenue in the second quarter of 2008 and $16.0 million in the six months ended June 30, 2008. Foreign currency translations also had a positive impact on revenue, particularly in the second quarter. Because of continued market weakness and economic uncertainty, organic revenue increased at a lower rate than in the past, although it was still relatively strong for both the second quarter and first six months of 2008.

Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below reconciles consolidated revenue with revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2008	2007	Change	2008	2007	Change
Consolidated revenue	$132,237	$109,685	20.6%	$257,681	$205,132	25.6%
Less: acquisitions	(4,876)	—	NMF	(15,974)	—	NMF
Less: impact of foreign currency translations	(3,085)	—	NMF	(5,366)	—	NMF
Consolidated revenue excluding acquisitions and foreign currency translations	$124,276	$109,685	13.3%	$236,341	$205,132	15.2%

The Institutional segment was the largest contributor to revenue growth, generating about two-thirds of the increase in revenue for both the second quarter and six-month periods. Institutional segment revenue increased $15.3 million, or 26.6%, in the second quarter of 2008, and $37.9 million, or 36.1%, in first six months of 2008. Acquisitions contributed approximately $4.3 million to Institutional segment revenue in the second quarter and $13.7 million in the first six months. Advisor segment revenue increased $3.7 million, or 12.1%, in the second quarter and $8.4 million, or 14.9%, in the first six months of 2008. All of the second-quarter Advisor segment revenue was organic; for the year-to-date period, acquisitions contributed $1.1 million to this segment. Individual segment revenue increased $4.0 million, or 16.5%, in the second quarter and $7.3 million, or 15.1%, in the first six months of the year. Acquisitions contributed $0.6 million and $1.1 million of revenue to the Individual segment in the second quarter and year-to-date periods, respectively.

The table below presents our consolidated revenue by segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Individual	$28,147	21.3%	$24,169	22.0%	$55,506	21.5%	$48,230	23.5%
Advisor	33,862	25.6	30,209	27.5	64,556	25.1	56,186	27.4
Institutional	72,842	55.1	57,554	52.5	142,770	55.4	104,906	51.1
Elimination of intersegment revenue	(2,614)	(2.0)	(2,247)	(2.0)	(5,151)	(2.0)	(4,190)	(2.0)
Consolidated revenue	$132,237	100.0%	$109,685	100.0%	$257,681	100.0%	$205,132	100.0%

On a product level, Licensed Data and Morningstar Advisor Workstation were the two largest contributors to organic revenue growth in the second quarter, and were also major contributors to revenue growth for the six-month period. Licensed Data was a major contributor to growth in the quarter, reflecting demand from new and existing customers. Total licenses for Morningstar Advisor Workstation in the United States were up 15.2% as of June 30, 2008 compared with the same period in 2007. Growth in Advisor Workstation reflects additional users and functionality for existing clients as well as new client contracts. The year-over-year comparisons also reflect the ongoing positive impact of renewal deals signed in 2007 for expanded functionality and additional users.

Investment Consulting was the third-largest contributor to organic revenue growth in the second quarter and the second largest driver behind organic revenue growth for the six-month period, although growth was more moderate than in the past. Much of our Investment Consulting business focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager. While assets under advisement increased more than 20% year over year for both periods, asset levels only rose modestly compared with the first quarter of 2008. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. Most of the funds of funds on which we provide advisory services continued to show net inflows, but these inflows were partially offset by negative market performance.

During the quarter, an Investment Consulting client informed us that it does not plan to renew its contract in October 2008. This contract represented about $11.3 million, or 2%, of our consolidated revenue for the 12-month period ending June 30, 2008. We expect to continue providing other services to this client and will seek to replace this work with new business.

The remaining increase in organic revenue on a product level was driven primarily by Morningstar Direct, and, to a lesser extent, Morningstar.com, which includes Premium Membership service and Internet advertising sales.

Revenue from international operations increased as a percentage of total revenue for both periods, although more so for the year-to-date period. The fund data business acquired from Standard & Poor’s and the Hemscott data business both have extensive operations outside the United States. Revenue from international operations grew $9.6 million, or 41.3%, to $32.7 million in the second quarter of 2008, with acquisitions contributing $3.5 million of the increase. In the year-to-date period, revenue from international operations increased $24.3 million, or 62.6%, to $63.0 million, with acquisitions contributing $12.4 million to the increase.

Foreign currency translations also had a favorable impact on international revenue, particularly in the second-quarter period. Foreign currency translations contributed $3.1 million to international revenue during the quarter. Excluding the impact of acquisitions and foreign currency translations, revenue growth in our non-U.S. operations was approximately 12.9% and 16.7%, respectively, in the quarter and year-to-date periods. As in the United States, international organic growth for the current quarter was lower than past levels, reflecting the impact of slower growth rates in the operations we acquired from Standard & Poor’s.

The table below presents a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2008	2007	Change	2008	2007	Change
International revenue	$32,703	$23,147	41.3%	$62,984	$38,733	62.6%
Less: acquisitions	(3,495)	—	NMF	(12,399)	—	NMF
Less: impact of foreign currency translations	(3,085)	—	NMF	(5,366)	—	NMF
International revenue excluding acquisitions and foreign currency translations	$26,123	$23,147	12.9%	$45,219	$38,733	16.7%

We present international organic revenue because we believe this non-GAAP financial measure helps investors better compare period-to-period results. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Consolidated Operating Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Operating expense	$90,667	$81,239	11.6%		$181,426	$152,659	18.8%
% of revenue	68.6%	74.1%	(5.5	)pp	70.4%	74.4%	(4.0	)pp

In the second quarter of 2008, our consolidated operating expense rose moderately, increasing $9.4 million, or 11.6%, compared with the same period in 2007. For the first six months of 2008, operating expense was up $28.8 million, or 18.8%.

Compensation-related expense, excluding bonuses, accounted for the majority of the increase in both periods, mainly because of growth in headcount and higher sales commission expense. We had approximately 2,060 employees worldwide as of June 30, 2008, compared with approximately 1,620 as of June 30, 2007. With our acquisition of Hemscott, we added approximately 200 employees in New Delhi, India plus 60 in Europe. Over the past year, we have also continued hiring in China and the United States. Shortly after the end of the second quarter, we hired 50 employees as part of the Morningstar Development Program, a two-year rotational program for entry-level college graduates.

Bonus expense recorded in the second quarter of 2008 declined by $0.9 million compared with the same period in 2007, and increased $1.6 million in the year-to-date period. Changes in the size of our bonus pool are based on full-year operating income growth relative to the previous year. The size of the bonus pool varies each year and is reviewed and updated quarterly.

Other factors contributing to the increase in operating expense in the quarter include higher lease expense for our new headquarters and offices outside the United States. We also had higher marketing expense in Europe in the second quarter as well as additional amortization expense. These expense increases were partially offset by lower legal fees and general and administrative costs. In addition, we had about $1.6 million in product implementation expense for Advice by Ibbotson in the first half of 2007 that did not recur in the first six months of 2008.

As a percentage of revenue, operating expense declined by 5.5 percentage points in the second quarter of 2008 compared with the same quarter in 2007. In the first half of 2008, operating expense as a percentage of revenue declined by 4.0 percentage points compared with the same period in 2007. In both the second quarter and first half of 2008, operating margin increased partly because of lower bonus expense, legal expense, and other general and administrative expense as a percentage of revenue, as well as the decline in product implementation expense associated with the Advice by Ibbotson service.

Cost of Goods Sold

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Cost of goods sold	$33,164	$29,020	14.3%		$66,102	$54,875	20.5%
% of revenue	25.1%	26.5%	(1.4	)pp	25.7%	26.8%	(1.1	)pp
Gross profit	$99,073	$80,665	22.8%		$191,579	$150,257	27.5%
Gross margin	74.9%	73.5%	1.4	pp	74.3%	73.2%	1.1	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both 2008 and 2007. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold increased $4.1 million in the second quarter of 2008 and $11.2 million in the first six months of 2008. About three-fourths of the increase was driven by higher compensation expense. However, this was partly offset by a reduction in product implementation expense. In 2007, we recorded outsourced product implementation expense associated with the Advice by Ibbotson service of $0.3 million in the second quarter and $1.6 million in the year-to-date period, which did not recur in 2008.

Because cost of goods sold increased at a lower rate than revenue, gross margin in the second quarter of 2008 rose to 74.9%, compared with 73.5% in the second quarter of 2007. The year-to-date gross margin improved to 74.3%, compared with 73.2% in the same period last year.

Development Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Development expense	$9,801	$9,134	7.3%		$19,916	$17,189	15.9%
% of revenue	7.4%	8.3%	(0.9	)pp	7.7%	8.4%	(0.7	)pp

Development expense increased $0.7 million in the second quarter of 2008 and $2.7 million in the first six months of 2008. This increase was mainly driven by higher compensation expense for both periods. Because development costs increased at a lower rate than revenue, this category declined as a percentage of revenue for both periods compared with the same periods in 2007.

Sales and Marketing Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Sales and marketing expense	$20,866	$16,471	26.7%		$43,090	$33,200	29.8%
% of revenue	15.8%	15.0%	0.8	pp	16.7%	16.2%	0.5	pp

Sales and marketing expense increased $4.4 million in the second quarter of 2008 and $9.9 million in the first six months of the year compared with the same periods in 2007. Higher compensation expense and sales commission expense were the two main contributors to the increase in both periods. Marketing expense also rose because of marketing campaigns for certain products, primarily the Morningstar Investment Conference held in Europe during the second quarter.

As a percentage of revenue, sales and marketing expense increased slightly in both the second quarter and year-to-date periods.

General and Administrative Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
General and administrative expense	$20,560	$21,128	(2.7)%		$39,885	$37,214	7.2%
% of revenue	15.5%	19.3%	(3.8	)pp	15.5%	18.1%	(2.6	)pp

General and administrative expense decreased $0.6 million in the second quarter of 2008, but increased $2.7 million in the first six months of 2008. Lower bonus expense was the main contributor to the decline in general and administrative expense in the quarter, as it outweighed the increase in other compensation-related expenses. For the six-month period, compensation expense increased, reflecting continued hiring in China and the United States, partially offset by the favorable impact of lower bonus expense in this cost category. In the second quarter and first six months of 2008, lease costs increased compared with the same periods in 2007 because in addition to lease costs for our current headquarters, we’re now recording expense for the new headquarters we expect to move into later this year. However, the increase in office lease expense was offset by lower spending on legal fees in both the quarter and the year-to-date periods.

As a percentage of revenue, general and administrative expense dropped by about 3.8 percentage points in the second quarter and 2.6 percentage points in the six-month period compared with the same periods in 2007. The drop in both periods reflects the reduction in compensation expense, including bonus, and legal fees as a percentage of revenue.

Depreciation and Amortization Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Depreciation expense	$2,185	$2,185	—		$4,320	$4,340	(0.5)%
Amortization expense	4,091	3,301	23.9%		8,113	5,841	38.9%
Total depreciation and amortization expense	$6,276	$5,486	14.4%		$12,433	$10,181	22.1%
% of revenue	4.7%	5.0%	(0.3	)pp	4.8%	5.0%	(0.2	)pp

Depreciation and amortization expense increased $0.8 million in the second quarter and $2.3 million in the first six months of 2008 compared with the same periods last year. Amortization of intangible assets related to acquisitions increased substantially, particularly for the six-month period primarily because of the Hemscott acquisition, which was completed on January 9, 2008.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. As of June 30, 2008, we estimate that aggregate amortization expense for intangible assets will be $16.3 million in 2008. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the Hemscott acquisition.

Stock-Based Compensation Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Stock-based compensation expense	$2,969	$3,203	(7.3)%		$5,713	$5,537	3.2%
% of revenue	2.2%	2.9%	(0.7	)pp	2.2%	2.7%	(0.5)

Stock-based compensation expense decreased $0.2 million in the second quarter, but increased $0.2 million in the first six months of 2008.

Under Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment, we record stock-based compensation cost only for those awards that ultimately vest. As a result, our stock-based compensation expense reflects an estimate of the expected forfeiture rate. We usually adjust our estimate of the forfeiture rate in the second quarter, which is when most of our larger equity grants typically vest. The adjustment recorded in the second quarter of 2008 was expense of $0.2 million, lower than the adjustment of $0.7 million of expense recorded in the second quarter of 2007.

Based on grants made through June 30, 2008, we anticipate that stock-based compensation expense will be $11.2 million for the full year 2008.  This amount is subject to change based on additional equity grants or any change in our estimated forfeiture rate.

Bonus Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Bonus expense	$12,182	$13,076	(6.8)%		$24,719	$23,082	7.1%
% of revenue	9.2%	11.9%	(2.7	)pp	9.6%	11.3%	(1.7)	pp

Although we had incremental bonus expense from additional headcount in 2008 relative to the same periods in 2007, the amount of bonus expense is not a fixed cost. Instead, changes in the size of our bonus pool are based on full-year operating income growth relative to the previous year, and the size of the bonus pool varies each year. We review and update growth estimates and the bonus pool size quarterly. In the second quarter, bonus expense declined about $0.9 million compared with the same period in 2007. As a result, bonus expense declined to 9.2% of revenue in the second quarter of 2008, compared with 11.9% in the same period in 2007. For the first six months of 2008, bonus expense as a percentage of revenue was 9.6%, about 1.7 percentage points lower than the same period in 2007. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended June 30				Six Months Ended June 30
($000)	2008	2007	Change		2008	2007	Change
Operating income	$41,570	$28,446	46.1%		$76,255	$52,473	45.3%
% of revenue	31.4%	25.9%	5.5	pp	29.6%	25.6%	4.0	pp

Consolidated operating income increased $13.1 million in the second quarter of 2008 and $23.8 million in the first six months of 2008. The margin improvement reflects the impact of lower bonus expense as a percentage of revenue, as well as cost efficiencies as a percentage of revenue in most other expense categories. In addition, we had about $1.6 million in product implementation costs related to the Advice by Ibbotson service in the first half of 2007, but these costs did not recur in the first half of 2008. Lower legal fees, professional fees, and other general and administrative related spending as a percentage of revenue also contributed to the higher operating margin.

Consolidated Free Cash Flow

We generated positive free cash flow in both the second quarter of 2008 and year-to-date periods. Our free cash flow of $37.1 million in the second quarter of 2008 reflects cash provided by operating activities of $47.7 million and capital expenditures of $10.6 million. Free cash flow of $31.8 million in the first six months of 2008 reflects cash provided by operating activities of $49.1 million offset by capital expenditures of $17.4 million. Free cash flow generated in the second quarter made up the majority of the $31.8 million in free cash flow generated in the first six months of 2008. Our cash flow from operations is typically stronger in the second quarter compared with the first quarter because we pay annual bonuses early in the year.

Free cash flow increased $4.9 million in the second quarter of 2008 compared with the same quarter in 2007, reflecting an $11.6 million increase in cash flow provided by operating activities, which was offset by a $6.7 million increase in capital expenditures. Free cash flow declined $6.8 million in the first six months of 2008 compared with the first six months of 2007, reflecting a $4.6 million increase in cash flow provided by operating activities, which was more than offset by an $11.5 million increase in capital expenditures.

Cash flow provided by operating activities increased $11.6 million in the second quarter of 2008 but only $4.6 million for the first half of the year. Cash flow from operations in both periods benefited from the positive impact of our net income (adjusted for non-cash items) and additional deferred rent related to tenant improvement allowances for our new corporate headquarters. The changes in most operating assets moved in a similar direction on a quarter and year-to-date basis, with the notable exception being cash paid for bonuses. The year-to-date period includes the impact of our annual bonus payments, which typically occur in the first quarter. Bonus payments in the first six months of 2008 increased $14.0 million compared with the first half of 2007, and resulted in stronger cash provided by operating activities in the second quarter than in the year-to-date period.

In the second quarter and the first six months of 2008, capital expenditures were $10.6 million and $17.4 million respectively, an increase of $6.7 million and $11.5 million from comparable prior-year periods. The increase was almost entirely driven by capital expenditures for our new headquarters in Chicago. In the comparable prior-year periods we made capital expenditures for computer hardware to keep our operations up and running in the event of a disaster, as well as for design work related to our new headquarters in Chicago.

Higher deferred rent contributed to the positive cash from operations in both periods. We had additional deferred rent of $5.9 million in the second quarter and $9.3 million in the first six months. Both amounts include the tenant improvement allowance received in connection with the build-out of our new headquarters in Chicago. We will amortize this allowance over the lease term as a reduction in office lease expense.

To provide investors with additional insight into our financial results, we provide a comparison between the change in net income and the change in cash from operations in the table below:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2008	2007	Change	2008	2007	Change
Net income	$27,999	$18,273	$9,726	$51,075	$34,059	$17,016
Adjustments to reconcile net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(11,376)	(4,879)	(6,497)	(17,343)	(7,011)	(10,332)
Depreciation and amortization expense	6,276	5,486	790	12,433	10,181	2,252
Stock-based compensation expense	2,969	3,203	(234)	5,713	5,537	176
All other non-cash items included in net income	(1,422)	(1,535)	113	1,347	(2,739)	4,086
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(49,253)	(35,269)	(13,984)
Cash paid for income taxes	(13,195)	(14,110)	915	(15,252)	(16,253)	1,001
Accounts receivable	2,484	2,126	358	(3,222)	(5,456)	2,234
Deferred revenue	(2,449)	2,368	(4,817)	6,772	13,389	(6,617)
Income taxes –current	19,197	12,856	6,341	28,356	23,456	4,900
Accrued compensation	13,040	13,402	(362)	20,363	22,378	(2,015)
Deferred rent	5,923	81	5,878	9,306	36	9,270
Other assets	121	(374)	495	(1,846)	869	(2,715)
Accounts payable and accrued liabilities	(1,773)	966	(2,739)	997	3,228	(2,231)
All other	(52)	(1,751)	1,663	(327)	(1,909)	1,582
Cash provided by operating activities	$47,742	$36,112	$11,630	$49,119	$44,496	$4,623

Segment Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue
Individual	$28,147	$24,169	16.5%		$55,506	$48,230	15.1%
Advisor	33,862	30,209	12.1%		64,556	56,186	14.9%
Institutional	72,842	57,554	26.6%		142,770	104,906	36.1%
Eliminations	(2,614)	(2,247)	16.3%		(5,151)	(4,190)	22.9%
Consolidated revenue	$132,237	$109,685	20.6%		$257,681	$205,132	25.6%

Operating income (loss)
Individual	$8,671	$6,465	34.1%		$14,432	$11,793	22.4%
Advisor	10,680	8,024	33.1%		19,486	14,890	30.9%
Institutional	26,402	17,868	47.8%		50,579	32,791	54.2%
Corporate items and eliminations	(4,183)	(3,911)	7.0%		(8,242)	(7,001)	17.7%
Consolidated operating income	$41,570	$28,446	46.1%		$76,255	$52,473	45.3%

Operating margin
Individual	30.8%	26.7%	4.1	pp	26.0%	24.5%	1.5	pp
Advisor	31.5%	26.6%	4.9	pp	30.2%	26.5%	3.7	pp
Institutional	36.2%	31.0%	5.2	pp	35.4%	31.3%	4.1	pp
Consolidated operating margin	31.4%	25.9%	5.5	pp	29.6%	25.6%	4.0	pp

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

We also offer a variety of print publications about investing, including several newsletters and books.

In the first six months of 2008 and 2007, this segment represented, before intersegment eliminations, 21.5% and 23.5%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$28,147	$24,169	16.5%		$55,506	$48,230	15.1%
Operating income	$8,671	$6,465	34.1%		$14,432	$11,793	22.4%
Operating margin (%)	30.8%	26.7%	4.1	pp	26.0%	24.5%	1.5	pp

In the second quarter of 2008, revenue for the Individual segment increased $4.0 million compared with the same period in 2007. In the first half of 2008, revenue for the Individual segment increased $7.3 million compared with the first half of 2007. Acquisitions contributed $0.6 million of revenue in the second quarter and $1.1 million of revenue in the first six months of 2007, with 3 and 2 percentage points of growth, respectively, coming from acquisitions.

Morningstar.com Premium Membership and Internet advertising sales drove about half of the segment’s organic revenue growth in both periods. Subscriptions for Morningstar.com Premium service increased to 179,827 as of June 30, 2008, compared with 173,974 as of June 30, 2007. In addition, in January 2008, we moderately increased subscription prices for Premium service. As a result, revenue growth outpaced growth in the number of subscriptions. However, in the second quarter and first six months of 2008 subscribers declined 1,951 and 539, respectively, compared with new subscriber additions of approximately 2,265 and 8,017 in the comparable 2007 periods, as general market weakness affected subscriber growth. Although advertising sales remained strong and Premium subscriptions grew year over year, trial memberships have been slow this year, resulting in a modest decline in Premium subscriptions in the second quarter.

Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement, was the second-largest contributor to organic revenue growth for this segment in both periods of 2008. Revenue for Morningstar Equity Research increased because the number of companies under coverage rose, leading to higher contract values for some of the agreements related to the settlement. Revenue related to the Global Analyst Research Settlement accounted for approximately 4% of our consolidated revenue for the last 12 months. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent research to their clients. For further discussion, see Item 1A—Risk Factors in our Report on Form 10-K for the year ended December 31, 2007.

Newsletters also contributed to the organic growth in the segment revenue in the second quarter and first six months of 2008.

In the second quarter of 2008, operating income for the Individual segment increased approximately $2.2 million. Operating income for the first six months of 2008 increased by $2.6 million as overall operating expense, including additional expense from the Hemscott acquisition, grew more slowly than revenue.

Operating expense increased $1.8 million, or 10.0%, in the second quarter compared with the second quarter of 2007, and in the year-to-date period, operating expense increased $4.6 million, or 12.7%, compared with the same period in 2007. Compensation-related expense generated most of the increase in operating expense in both periods. Our equity analyst team, whose compensation costs are included in cost of goods sold, grew to 132 as of June 30, 2008, compared with 113 as of June 30, 2007.

The segment’s margin expanded by 4.1 percentage point in the second quarter of 2008 and 1.5 percentage points in the first six months of 2008 as the revenue growth rate outpaced the operating expense growth rate, mainly because of lower general and administrative and bonus expenses as a percent of revenue.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts; and Financial Communications, which includes investment conferences, Web sites, and magazines for financial advisors, as well as a series of presentations, charts, data, and graphs that financial advisors can license to use in published materials and demonstrate investment concepts to their clients.

In the first six months of 2008 and 2007, this segment represented, before intersegment eliminations, 25.1% and 27.4%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$33,862	$30,209	12.1%		$64,556	$56,186	14.9%
Operating income	$10,680	$8,024	33.1%		$19,486	$14,890	30.9%
Operating margin (%)	31.5%	26.6%	4.9	pp	30.2%	26.5%	3.7	pp

In the second quarter and first six months of 2008, revenue for the Advisor segment increased $3.7 million and $8.4 million, respectively, compared with the same periods in 2007. All revenue growth in the second quarter was organic. Acquisitions contributed $1.1 million to revenue growth in the first six months of 2008. Excluding acquisitions, the majority of the increase in revenue in the quarter was driven by Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 188,792 as of June 30, 2008, compared with 163,813 as of June 30, 2007. The revenue growth reflects new client contracts as well as additional users and functionality for existing clients. The year-over-year comparisons also reflect the ongoing positive impact of renewal deals signed in 2007 for expanded functionality and additional users.

Morningstar Managed Portfolios and Financial Communications, including the annual Morningstar Investment Conference held in June that generated $2.3 million of revenue, also contributed to revenue growth in the segment, but to a lesser degree. Assets under management for Morningstar Managed Portfolios were $2.1 billion as of June 30, 2008, on par with the year-ago asset level. Because of the market turndown, however, assets decreased by approximately $100 million compared with December 31, 2007.

Principia revenue declined in the second quarter and remained relatively flat during the first six months compared with prior-year periods. The number of subscriptions for Principia was 45,219 as of June 30, 2008, a 9% decrease from 49,486 as of June 30, 2007.  The decline in the number of subscriptions was partially the result of two large clients migrating from Principia to Advisor Workstation.

In the second quarter of 2008, operating income for the Advisor segment was $10.7 million, an increase of $2.7 million compared with the prior-year period. In the first six months of 2008, Advisor segment operating income was $19.5 million, an increase of $4.6 million compared with the first six months of 2007. Operating expense in the second quarter and first six months of 2008 increased by approximately 4.5% and 9.1%, respectively, compared with the same periods in 2007. Compensation-related expense, including incentive compensation and commissions, accounted for about one half of the increase in operating expense in the second quarter and in the first six months.

Operating margin in the second quarter and first six months increased by 4.9 and 3.7 percentage points, respectively, compared with prior-year periods. The increase in operating margin reflects growth in the Advisor segment revenue, offset by a lower rate of growth in overall operating expense. As a percentage of revenue, nearly every category of operating expenses declined in the second quarter and in the first six months, with lower bonus and general and administrative expense as a percentage of revenue contributing the most improvement.

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

In the first six months of 2008 and 2007, this segment represented, before intersegment eliminations, 55.4% and 51.1%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$72,842	$57,554	26.6%		$142,770	$104,906	36.1%
Operating income	$26,402	$17,868	47.8%		$50,579	$32,791	54.2%
Operating margin (%)	36.2%	31.0%	5.2	pp	35.4%	31.3%	4.1	pp

In the second quarter and first six months of 2008, revenue for the Institutional segment increased $15.3 million and $37.9 million, respectively, compared with the same periods in 2007. Acquisitions contributed approximately $4.3 million of revenue to this segment during the quarter and $13.7 million during the first six months, representing approximately 7.4 and 13.1 percentage points of the revenue growth rate, respectively.

On a product level, the increase in this segment’s organic revenue was primarily driven by Licensed Data and Morningstar Direct, which combined to contribute more than half of the segment’s organic revenue growth in both the second quarter and first six months. Growth in the Licensed Data business reflects strong renewal rates and new business. The number of licenses for Morningstar Direct totaled 2,683 worldwide as of June 30, 2008, compared with 1,684 worldwide as of June 30, 2007. Investment Consulting and Licensed Tools and Content were the next largest contributors to revenue growth in the second quarter of 2008.

We provided advisory services on approximately $99.1 billion in assets as of June 30, 2008, compared with approximately $81.5 billion in assets as of June 30, 2007. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

	As of June 30
Assets under advisement for Investment Consulting ($ billions)	2008	2007
Ibbotson Associates	$45.0	$31.7
Morningstar Associates	54.1	49.8
Total	$99.1	$81.5

While we saw significant growth in assets under advisement year over year, asset levels have been relatively flat since the fourth quarter of 2007. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. Most of the funds of funds on which we provide advisory services continued to show net inflows, but these inflows were partially offset by negative market performance. During the quarter, one of our Investment Consulting clients informed us that it does not plan to renew its contract in October 2008. This contract represented about $11.3 million, or 2%, of our revenue for the 12 months ending June 30, 2008. We expect to continue providing other services to this client and will seek to replace this work with new business.

Retirement Advice did not a make a significant contribution to the segment’s revenue growth in the second quarter or first six months of 2008, however, it remains one of the larger products in the segment based on revenue. The table below shows assets under management in our managed retirement accounts.

	As of June 30
Assets under management in managed retirement accounts ($ billions)	2008	2007
Advice by Ibbotson	$13.4	$10.7
Morningstar Retirement Manager	1.2	0.9
Total	$14.6	$11.6

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide these services.

	As of June 30
Plan Participants (millions)	2008	2007
Advice by Ibbotson	7.0	6.0
Morningstar Retirement Manager	8.6	8.9
Total	15.6	14.9

Plan Sponsors (approximate)
Advice by Ibbotson	63,000	59,000
Morningstar Retirement Manager	73,000	71,000
Total	136,000	130,000

Plan Providers
Advice by Ibbotson	8	9
Morningstar Retirement Manager	21	23
Total	29	32

In the second quarter and first six months of 2008, operating income for the Institutional segment increased $8.5 million, or 47.8%, and $17.9 million or 54.2%, respectively, compared with the prior-year periods. The increase in operating income was primarily driven by revenue growth in Licensed Data, Morningstar Direct, and Investment Consulting partially offset by an increase in operating expense.

Operating expense rose approximately $6.8 million, or 17.0%, in the second quarter of 2008 and rose $20.1 million, or 27.8%, in the first six months of 2008 compared with the same periods in 2007. Operating costs associated with the Hemscott acquisition contributed a significant portion of the increase. This additional expense is included in all expense categories, but had the largest impact on compensation expense. Excluding incremental costs from acquired businesses, compensation-related expense was the largest driver of the increase in operating expense in both periods. This expense increase was offset by lower bonus and general and administrative expense in the quarter. In the second quarter and in the first six months, comparisons to prior year periods also benefited from reduced product implementation fees related to our Advice by Ibbotson service of $0.3 million and $1.6 million, respectively.

The segment’s operating margin improved by 5.2 percentage points over the prior-year quarter, and 4.1 percentage points over the prior six month period, reflecting the impact of revenue growth that exceeded the increase in operating expense. Lower bonus and general and administrative expense as a percentage of revenue helped improve the margin in both periods. Lower product implementation fees related to our Advice by Ibbotson service also contributed to the margin improvement, primarily in the year-to-date period. The Hemscott acquisition partially offset the margin improvement.

Corporate and Eliminations

This category primarily includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The following table shows the components of corporate and eliminations expense that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2008	2007	Change	2008	2007	Change
Depreciation and amortization	$4,165	$3,817	9.1%	$8,213	$6,917	18.7%
Other	18	94	NMF	29	84	NMF
Corporate items and eliminations	$4,183	$3,911	6.9%	$8,242	$7,001	17.7%

In the second quarter and first six months of 2008, corporate items and eliminations increased almost entirely because of additional amortization expense related to intangible assets from acquisitions. Amortization of intangible assets increased $0.3 million in the second quarter of 2008 and $1.3 million in the first six months. These increases primarily relate to intangible assets associated with the Hemscott acquisition and, to a lesser extent, the fund data business acquired from Standard & Poor’s. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended June 30		Six Months Ended June 30
($000)	2008	2007	2008	2007
Equity in net income of unconsolidated entities	$445	$455	$797	$992

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2008	2007	2008	2007
Interest income, net	$1,381	$1,437	$2,900	$3,186
Other expense, net	(321)	(69)	(297)	(305)
Non-operating income, net	$1,060	$1,368	$2,603	$2,881

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $0.1 million in the second quarter and $0.3 million in first six months of 2008 compared with the prior-year periods as a result of slightly lower returns on our invested balances in 2008. In response to the volatility in the credit markets in the first half of 2008, we invested a larger portion of our excess cash in cash equivalents instead of investments.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, the minority interest in earnings of our consolidated entities, unrealized and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes our effective tax rate:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2008	2007	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$42,630	$29,814	$78,858	$55,354
Equity in net income of unconsolidated entities	445	455	797	992
Total	$43,075	$30,269	$79,655	$56,346
Income tax expense	$15,076	$11,996	$28,580	$22,287
Effective income tax expense rate	35.0%	39.6%	35.9%	39.6%

Our effective tax rate declined by 4.6 percentage points in the second quarter of 2008 and declined by 3.7 percentage points in the first six months of 2008 compared with the prior-year periods. The 2008 effective tax rate reflects the favorable, but variable, benefit from incentive stock-option transactions.  When compared against the same periods in 2007, the tax benefit of incentive stock-option transactions reduced our effective tax rate by 1.6 percentage points and 0.7 percentage points in the three and six months ended June 30, 2008, respectively. A decrease in our U.S. state tax rate following a 2007 change in state tax law and the favorable impact of lower tax rates on earnings generated outside of the United States also lowered our effective tax rate compared with the prior periods.

As of December 31, 2007, we had approximately $7.2 million of gross unrecognized tax benefits, including approximately $4.8 million of unrecognized tax benefits which, if recognized, would result in a reduction of our effective income tax rate and $2.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction. In the first quarter of 2008 we reduced the unrecognized tax benefit by $2.4 million because of expected resolution concerning the timing of the deduction. Because of the impact of deferred tax accounting, other than interest and penalties, the reduction of this liability did not affect our 2008 effective tax rate.

Liquidity and Capital Resources

We believe that our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and for funding future growth.

Cash and Cash Equivalents

As of June 30, 2008, we had cash and cash equivalents of $206.9 million, an increase of $47.3 million compared with December 31, 2007. This increase mainly reflects cash provided by operations, net of $49.3 million of annual bonus payments in the first quarter of 2008, cash flows from stock option exercises and the related excess tax benefits, the movement of a portion of investments into cash and cash equivalents, less cash paid for the Hemscott businesses and for capital expenditures primarily related to our new corporate headquarters in Chicago.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first six months of 2008, cash provided by operating activities was $49.1 million, an increase of $4.6 million compared with $44.5 million in the first six months of 2007. The increase in cash flow from operations reflects the positive impact of our net income (adjusted for non-cash items), and higher deferred rent of $9.3 million.  Included in our deferred rent is the tenant improvement allowance recorded in connection with the build-out of our new corporate headquarters in Chicago. While this results in a cash flow benefit in the 2008 year-to-date period, the benefit will begin to reverse as we amortize this allowance over the lease term as a reduction in rent expense.

Cash paid in the first quarter of 2008 for annual bonuses of $49.3 million was $14.0 million higher than the amount paid in 2007 because of improved financial performance in 2007 versus the prior year and incremental bonuses from acquisitions. Deferred revenue also provided a lower cash flow benefit in the first half of 2008.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these categories.

In the first six months of 2008, cash used for investing activities was $33.1 million, compared with $59.0 million in the same period in 2007.

Cash used for acquisitions, net of cash acquired, was $51.0 million in the first six months of 2008 and $55.1 million in the first six months of 2007. In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses. In March 2007, we acquired the mutual fund data business from Standard & Poor’s. Cash used for acquisitions also includes transaction costs directly related to the acquisitions.

In the first six months of 2008 and 2007, proceeds from sales of investments exceeded purchases of investments by $35.3 million and $2.0 million, respectively. In response to the volatility in the credit markets experienced in the first half of 2008, we invested a larger portion of our excess cash in cash equivalents instead of investments. As of June 30, 2008 and December 31, 2007, we had investments, consisting mainly of fixed-income securities, of $64.6 million and $99.0 million, respectively. Investments represented 24% of our total cash, cash equivalents, and investments at June 30, 2008, compared with 38% at December 31, 2007.

Capital expenditures were $17.4 million in the first six months of 2008, compared with $5.9 million in the same period in 2007. The increase was almost entirely driven by capital expenditures for our new corporate headquarters in Chicago. In the first six months of 2007, capital expenditures primarily consisted of computer hardware to keep our operations up and running in the event of a disaster, design and architectural fees related to the planned office space for our corporate headquarters and U.S. operations, and leasehold improvements for our new office space in Canada, Europe, and Australia.

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

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur when a stock option is exercised and the intrinsic value of the option (the difference between the market value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises, nor the values that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect our cash flow from financing activities to vary over time. Note 8 in the Notes to our Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2008.

Cash provided by financing activities was $29.9 million in the first six months of 2008 compared with $12.7 million in the prior-year period. We received proceeds of $12.6 million from stock option exercises, an increase of $6.9 million compared with the first six months of 2007. We also recorded $17.3 million for excess tax benefits related to stock option exercises and vesting of restricted stock units, which was $10.3 million greater than the $7.0 million recorded in the prior-year period.

The increase in the proceeds from stock option exercises reflects a larger number of stock options exercised. In the first six months of 2008, employees exercised 1.4 million stock options, compared with 0.7 million options in the first six months of 2007.

The increase in the excess tax benefits reflects the larger number of stock options exercised and a higher stock price on the date of these exercises. The intrinsic value of stock options exercised during the first six months of 2008 and 2007 was $82.2 million and $30.4 million, respectively. In addition, the excess tax benefit related to restricted stock units vested in the first six months of 2008 was $1.9 million, compared with $0.1 million in the same period in 2007. This reflects the increase in our stock price as well as the larger number restricted stock units that vested in the first half of 2008 compared with 2007.

Acquisitions

Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51.3 million in cash including post-closing adjustments and transaction costs directly related to the acquisition, less cash acquired. The acquisition included Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Guru, a leading online research tool that contains financial data and directors’ biographies on more than 2,500 UK-quoted companies and 400,000 private companies; Hemscott Adviser Rankings Guide, a comprehensive listing of more than 1,800 leading providers of professional services to all UK-and Irish-registered companies listed on the London Stock Exchange; Hemscott India, which operates a state-of-the-art data collection center in New Delhi; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom. We began including the results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

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

We hold cash equivalents and investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The table below shows the fair value of our cash equivalents and investments subject to fair value measurements:

	Fair Value	Fair Value Measurements as of June 30, 2008
	as of	Using Fair Value Hierarchy
($000)	June 30, 2008	Level 1	Level 2	Level 3

Cash equivalents	$97,186	$97,186	$—	$—
Available-for-sale investments	57,449	57,449	—	—
Trading securities	3,906	3,906	—	—
Total	$158,541	$158,541	$—	$—

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) modifies the financial accounting and reporting of business combinations. SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. SFAS No. 141(R) is effective for business combination transactions with acquisition dates on or after the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 141(R) requires prospective application and prohibits earlier application. We are in the process of determining the effect the adoption of SFAS No. 141(R) will have on our Consolidated Financial Statements.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of August 1, 2008:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through August 1, 2008	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	09/12/07	12/31/08	1,120,000	Shares to be sold ratably over the course of the plan	582,996	26,942,550
Chris Boruff President, Advisor Business	05/12/08	11/15/08	10,000	Shares to be sold under the plan if the stock reaches specified prices	—	146,739
Tao Huang Chief Operating Officer	02/26/08	12/31/08	300,000	Weekly increments of up to 10,000 shares	72,500	1,072,803
	05/08/08	09/19/08	300,000	Weekly increments of up to 20,000 shares	60,000	832,803
Elizabeth Kirscher President, Data Services Business	05/22/08	06/30/09	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	81,123
Jack Noonan Director	08/22/06	12/31/08	72,000	Monthly increments of up to 1,000 shares	67,000	74,390
Don Phillips Managing Director	05/09/06	11/30/08	1,382,310	Weekly increments of up to 17,500 shares	1,016,600	558,079
Patrick Reinkemeyer President, Morningstar Associates	5/21/08	09/30/08	9,000	Weekly increments of up to 1,000 shares	6,000	295,276
Paul Sturm Director	03/12/08	04/30/09	120,000	Monthly increments of up to 20,000 shares	66,000	107,871
David Williams Managing Director, Design	03/31/08	11/30/08	10,000	Monthly increments of up to 2,000 shares	6,000	100,934

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2008, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2008 and restricted stock units that will vest by August 29, 2008. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2008. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to subprime mortgages. As of June 30, 2008, our cash, cash equivalents, and investments balance was $271.4 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.4 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

Morningstar held its Annual Shareholders’ Meeting on May 20, 2008, for the purpose of electing directors and ratifying the appointment of Ernst & Young LLP (Ernst & Young) as Morningstar’s independent registered public accounting firm for 2008. Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Votes Withheld
Joe Mansueto	43,504,016	245,156
Don Phillips	43,534,959	214,213
Cheryl Francis	43,536,294	212,877
Steve Kaplan	43,529,518	219,654
Bill Lyons	43,525,741	223,430
Jack Noonan	43,514,915	234,256
Frank Ptak	43,470,416	278,755
Paul Sturm	43,298,958	450,214

The appointment of Ernst & Young as Morningstar’s independent registered public accounting firm for 2008 was ratified. Of the total votes cast, 43,503,183 were cast for the proposal, 218,662 votes were cast against the proposal, and there were 27,326 abstentions and no broker non-votes.

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

MORNINGSTAR, INC.

Date: August 6, 2008	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer