Form 10-Q
period 2008-09-30
Morningstar, Inc.
filed 2008-11-04
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

As of October 31, 2008, there were 46,774,802 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)	2008	2007	2008	2007

Revenue	$125,505	$111,859	$383,186	$316,991

Operating expense (1):
Cost of goods sold	32,828	28,674	98, 930	83,549
Development	10,271	9,010	30,187	26,199
Sales and marketing	19,457	17,132	62,547	50,332
General and administrative	22,507	19,936	62,392	57,150
Depreciation and amortization	6,266	5,662	18,699	15,843
Total operating expense	91,329	80,414	272,755	233,073

Operating income	34,176	31,445	110,431	83,918

Non-operating income (expense):
Interest income, net	1,568	1,812	4,468	4,998
Other income (expense), net	(278)	408	(575)	103
Non-operating income, net	1,290	2,220	3,893	5,101

Income before income taxes and equity in net income of unconsolidated entities	35,466	33,665	114,324	89,019

Income tax expense	13,547	14,229	42,127	36,516

Equity in net income of unconsolidated entities	268	417	1,065	1,409

Net income	$22,187	$19,853	$73,262	$53,912

Net income per share:
Basic	$0.48	$0.46	$1.60	$1.26
Diluted	$0.45	$0.41	$1.49	$1.13

Weighted average shares outstanding:
Basic	46,499	43,393	45,883	42,889
Diluted	49,421	48,232	49,221	47,919

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
(1) Includes stock-based compensation expense of:
Cost of goods sold	$547	$408	$1,511	$1,259
Development	359	302	1,047	926
Sales and marketing	366	327	1,090	1,038
General and administrative	1,546	1,560	4,883	4,911
Total stock-based compensation expense	$2,818	$2,597	$8,531	$8,134

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

	September 30	December 31
(in thousands except share amounts)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$233,615	$159,576
Investments	76,005	99,012
Accounts receivable, less allowance of $367 and $161, respectively	90,567	86,812
Income tax receivable	3,586	8,998
Other	15,677	13,163
Total current assets	419,450	367,561

Property, equipment, and capitalized software, net of accumulated depreciation of $67,293 and $57,304, respectively	52,291	19,108
Investments in unconsolidated entities	20,330	19,855
Goodwill	166,147	128,141
Intangible assets, net	103,211	95,767
Deferred tax asset, net	9,391	15,658
Other assets	3,930	3,217
Total assets	$774,750	$649,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$32,114	$22,325
Accrued compensation	56,012	64,709
Deferred revenue	130,353	129,302
Deferred tax liability, net	52	557
Other	119	945
Total current liabilities	218,650	217,838

Accrued compensation	10,852	13,913
Other long-term liabilities	19,841	9,253
Total liabilities	249,343	241,004

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,702,161 and 44,843,166 shares were outstanding as of September 30, 2008 and December 31, 2007, respectively	4	4
Treasury stock at cost, 233,332 shares at September 30, 2008 and December 31, 2007	(3,280)	(3,280)
Additional paid-in capital	380,020	332,164
Retained earnings	145,019	71,757
Accumulated other comprehensive income:
Currency translation adjustment	3,751	7,606
Unrealized gains (losses) on available-for-sale investments	(107)	52
Total accumulated other comprehensive income	3,644	7,658
Total shareholders’ equity	525,407	408,303
Total liabilities and shareholders’ equity	$774,750	$649,307

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2008

						Accumulated
	Common Stock			Additional		Other	Total
	Shares	Par	Treasury	Paid-in	Retained	Comprehensive	Shareholders’
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	Income	Equity
Balance as of December 31, 2007	44,843,166	$4	$(3,280)	$332,164	$71,757	$7,658	$408,303
Comprehensive income:
Net income		—	—	—	73,262	—	73,262
Unrealized loss on investments, net of income tax ($99)		—	—	—	—	(159)	(159)
Foreign currency translation adjustment		—	—	—	—	(3,855)	(3,855)
Total comprehensive income		—	—	—	73,262	(4,014)	69,248
Issuance of common stock upon stock option exercises and vesting of restricted stock units, net	1,858,995	—	—	17,282	—	—	17,282
Stock-based compensation		—	—	8,531	—	—	8,531
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	22,043	—	—	22,043
Balance as of September 30, 2008	46,702,161	$4	$(3,280)	$380,020	$145,019	$3,644	$525,407

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2008	2007

Operating activities
Net income	$73,262	$53,912
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,699	15,843
Deferred income tax expense	1,282	436
Stock-based compensation expense	8,531	8,134
Provision for (recovery of) bad debt	27	(9)
Equity in net income of unconsolidated entities	(1,065)	(1,409)
Foreign exchange (gain) loss	(206)	83
Excess tax benefits from stock option exercises and vesting of restricted stock units	(22,043)	(13,275)
Other, net	(240)	(186)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(179)	(6,978)
Other assets	(3,460)	(141)
Accounts payable and accrued liabilities	1,428	698
Accrued compensation	(14,521)	1,237
Income taxes - current	27,107	13,766
Deferred revenue	(1,635)	2,872
Deferred rent	11,399	42
Other liabilities	(22)	(2,149)
Cash provided by operating activities	98,364	72,876

Investing activities
Purchases of investments	(71,861)	(90,221)
Proceeds from sale of investments	95,793	51,364
Capital expenditures	(29,290)	(9,354)
Acquisitions, net of cash acquired	(55,981)	(60,315)
Other, net	—	(3)
Cash used for investing activities	(61,339)	(108,529)

Financing activities
Proceeds from stock option exercises	17,282	11,576
Excess tax benefits from stock option exercises and vesting of restricted stock units	22,043	13,275
Other, net	(3)	—
Cash provided by financing activities	39,322	24,851

Effect of exchange rate changes on cash	(2,308)	1,080
Net increase (decrease) in cash and cash equivalents	74,039	(9,722)
Cash and cash equivalents - beginning of period	159,576	96,140
Cash and cash equivalents - end of period	$233,615	$86,418

Supplemental disclosure of cash flow information:
Cash paid for taxes	$20,356	$21,505
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(258)	$104

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

We hold investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The fair value of our marketable securities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2008
	as of	Using Fair Value Hierarchy
($000)	September 30, 2008	Level 1	Level 2	Level 3

Cash equivalents	$94,428	$94,428	$—	$—
Available-for-sale investments	68,967	68,967	—	—
Trading securities	3,622	3,622	—	—
Total	$167,017	$167,017	$—	$—

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

3. Acquisitions, Goodwill, and Other Intangible Assets

Acquisition of Financial Computer Support, Inc.

In September 2008, we acquired Financial Computer Support, Inc. (FCSI), a leading provider of practice management software for independent advisors, for $4,931,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. We began including the results of this acquisition in our Consolidated Financial Statements on September 2, 2008.

FCSI’s flagship product, dbCAMS+, is a portfolio management system that allows advisors to easily track and produce client reports as well as manage client contact information and billing. We plan to rebrand dbCAMS+ and incorporate it into our Morningstar Principia product line.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$262
Accounts receivable	47
Other current assets	115
Fixed assets	65
Other non-current assets	28
Intangible assets	2,435
Goodwill	3,306
Deferred revenue	(210)
Accounts payable and accrued liabilities	(124)
Deferred tax liability – non-current	(731)
Total purchase price	$5,193

The deferred tax liability of $731,000 results primarily because the amortization expense related to certain of these intangible assets is not deductible for income tax purposes.

Based on the preliminary purchase price allocation, we recorded $3,306,000 of goodwill. The goodwill we recorded is not considered deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

If this acquisition had occurred as of January 1, 2007 and 2008, our results of operations would not have been significantly different from the amounts reported for the three and nine months ended September 30, 2007 and 2008, respectively.

Acquisition of the Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51,277,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott India, which operates a data collection center in New Delhi, India; Hemscott.com, a free investment research Web site in the United Kingdom; Hemscott Premium and Premium Plus, subscription-based investment research and data services; and Hemscott IR, a pioneer in best-practice online investor relations and corporate communications services in the United Kingdom. We began including the results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,227
Accounts receivable	4,099
Other current assets	1,144
Fixed assets	1,367
Other non-current assets	309
Intangible assets	18,070
Goodwill	36,817
Deferred revenue	(4,638)
Accounts payable and accrued liabilities	(2,971)
Deferred tax liability – non-current	(2,920)
Total purchase price	$52,504

The preliminary allocation includes $18,070,000 of acquired intangible assets. These assets include customer-related assets of $11,100,000 that will be amortized over a weighted average period of 10 years; technology-based assets, including software and a database which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland, of $6,070,000 that will be amortized over a weighted average period of 10 years; and trade names of $900,000 that will be amortized over three years.

The deferred tax liability of $2,920,000 results primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

If this acquisition had occurred as of January 1, 2007 and 2008, our results of operations would not have been significantly different from the amounts reported for the three and nine months ended September 30, 2007 and 2008, respectively.

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

($000)
Cash	$2,974
Accounts receivable	7,529
Other current assets	1,849
Fixed assets	126
Intangible assets	34,080
Goodwill	36,851
Deferred revenue	(16,450)
Accrued liabilities	(4,246)
Deferred tax liabilities	(1,626)
Other non-current liabilities	(130)
Total purchase price	$60,957

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

Based on the purchase price allocation, we recorded $36,851,000 of goodwill. The goodwill we recorded is not considered deductible for income tax purposes. SFAS No. 109, Accounting for Income Taxes, prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

In the third quarter of 2008, we recorded an income tax benefit of $820,000 related to this acquisition with a corresponding reduction to goodwill.

The purchase price allocation includes a liability of $1,685,000 for severance and lease termination costs. Substantially all of these liabilities were paid as of September 30, 2008.

If this acquisition had occurred as of January 1, 2007, our results of operations would not have been significantly different from the amounts reported for the nine months ended September 30, 2007.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2007 to September 30, 2008:

($000)
Balance as of January 1, 2007	$86,680
Acquisition of the mutual fund data business acquired from Standard & Poor’s	37,180
Acquisition of the minority interest in Morningstar Europe NV	1,000
Other, primarily currency translation	3,281
Balance as of December 31, 2007	128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	36,817
Acquisition of Financial Computer Support, Inc.	3,306
Adjustment to the goodwill of the mutual fund data business acquired from Standard & Poor’s	(329)
Other, primarily currency translation	(1,788)
Balance as of September 30, 2008	$166,147

We did not record any impairment losses in the quarter or year-to-date periods ended September 30, 2008 or 2007, respectively.

The following table summarizes our intangible assets:

	As of September 30, 2008				As of December 31, 2007
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,366	$(7,898)	$19,468	10	$26,956	$(5,542)	$21,414	10
Customer-related assets	69,162	(16,032)	53,130	10	58,721	(10,354)	48,367	10
Supplier relationships	240	(45)	195	20	240	(36)	204	20
Technology-based assets	35,937	(8,431)	27,506	9	30,059	(4,881)	25,178	9
Non-competition agreement	810	(333)	477	5	810	(206)	604	5
Intangible assets related to the FCSI acquisition	2,435	—	2,435	10	—	—	—	—
Total intangible assets	$135,950	$(32,739)	$103,211	9	$116,786	$(21,019)	$95,767	10

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense was $12,065,000 and $9,487,000 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, we estimate that aggregate amortization expense for intangible assets will be $15,937,000 in 2008; $15,749,000 in 2009; $14,261,000 in 2010; $12,810,000 in 2011; $12,152,000 in 2012; and $10,741,000 in 2013. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our recent acquisitions.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2008	2007	2008	2007

Basic income per share:
Net income	$22,187	$19,853	$73,262	$53,912
Weighted average common shares outstanding	46,499	43,393	45,883	42,889
Basic net income per share	$0.48	$0.46	$1.60	$1.26

Diluted income per share:
Net income	$22,187	$19,853	$73,262	$53,912
Weighted average common shares outstanding	46,499	43,393	45,.883	42,889
Net effect of dilutive stock options and restricted stock units	2,922	4,839	3,338	5,030
Weighted average common shares outstanding for computing diluted income per share	49,421	48,232	49,221	47,919

Diluted net income per share	$0.45	$0.41	$1.49	$1.13

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

Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. We distribute our equity research through six major banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, investors can access our equity research through our Premium Membership offering on Morningstar.com.

We also offer a variety of print and online publications about investing, including several newsletters and books.

•   Advisor segment. Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts; and Financial Communications, which includes investment conferences, Web sites, magazines, and presentation materials for financial advisors. Beginning in September 2008, our Advisor segment also includes the operations of FCSI, a leading provider of practice management software for independent advisors.

•   Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media companies, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software.

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

The following tables show selected segment data for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$25,434	$32,353	$67,718	$—	$125,505
Intersegment	1,179	49	1,230	(2,458)	—
Total revenue	26,613	32,402	68,948	(2,458)	125,505
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	18,984	22,111	43,620	(2,470)	82,245
Stock-based compensation expense	583	834	1,401	—	2,818
Depreciation and amortization	435	616	1,223	3,992	6,266
Operating income (loss)	$6,611	$8,841	$22,704	$(3,980)	$34,176

Capital expenditures	$1,814	$2,561	$6,706	$855	$11,936

U.S. revenue					$94,924
Non-U.S. revenue					$30,581

	Three months ended September 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$22,605	$29,295	$59,959	$—	$111,859
Intersegment	1,062	41	886	(1,989)	—
Total revenue	23,667	29,336	60,845	(1,989)	111,859
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	16,624	19,404	38,098	(1,971)	72,155
Stock-based compensation expense	492	792	1,313	—	2,597
Depreciation and amortization	364	472	758	4,068	5,662
Operating income (loss)	$6,187	$8,668	$20,676	$(4,086)	$31,445

Capital expenditures	$275	$734	$1,081	$1,376	$3,466

U.S. revenue					$87,006
Non-U.S. revenue					$24,853

	Nine months ended September 30, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$78,392	$96,872	207,922	$—	$383,186
Intersegment	3,727	86	3,796	(7,609)	—
Total revenue	82,119	96,958	211,718	(7,609)	383,186
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	58,093	64,375	130,649	(7,592)	245,525
Stock-based compensation expense	1,677	2,563	4,291	—	8,531
Depreciation and amortization	1,306	1,693	3,495	12,205	18,699
Operating income (loss)	$21,043	$28,327	73,283	$(12,222)	$110,431

Capital expenditures	$5,832	$7,266	$14,262	$1,930	$29,290

U.S. revenue					$289,621
Non-U.S. revenue					$93,565

Sept. 30, 2008
U.S. long-lived assets	$40,476
Non-U.S. long-lived assets	$11,815

	Nine months ended September 30, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$68,611	$85,356	$163,024	$—	$316,991
Intersegment	3,286	166	2,727	(6,179)	—
Total revenue	71,897	85,522	165,751	(6,179)	316,991
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	51,129	58,063	105,981	(6,077)	209,096
Stock-based compensation expense	1,628	2,483	4,023	—	8,134
Depreciation and amortization	1,160	1,418	2,280	10,985	15,843
Operating income (loss)	$17,980	$23,558	$53,467	$(11,087)	$83,918

Capital expenditures	$604	$2,514	$3,249	$2,987	$9,354

U.S. revenue					$253,405
Non-U.S. revenue					$63,586

Sept. 30, 2007
U.S. long-lived assets	$9,745
Non-U.S. long-lived assets	$9,164

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	September 30 2008	December 31 2007
Available-for-sale	$68,967	$91,546
Held-to-maturity	3,416	3,428
Trading securities	3,622	4,038
Total	$76,005	$99,012

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

7. Investments In Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of September 30, 2008, we owned approximately 34% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,851,000 and $17,522,000 as of September 30, 2008 and December 31, 2007, respectively. The market value of our investment in MJKK was approximately Japanese Yen 3.0 billion (approximately U.S. $28,593,000) as of September 30, 2008 and Japanese Yen 5.4 billion (approximately U.S. $48,007,000) as of December 31, 2007.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of September 30, 2008 and December 31, 2007. We account for this investment using the equity method. Our investment totaled $1,520,000 and $1,512,000 as of September 30, 2008 and December 31, 2007, respectively.

Other Investments in Unconsolidated Entities. As of September 30, 2008 and December 31, 2007, the book value of our other investments in unconsolidated entities totaled $959,000 and $821,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of September 30, 2008 and December 31, 2007. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

	Three months ended September 30		Nine months ended September 30
($000)	2008	2007	2008	2007
Revenue	$9,290	$13,999	$40,074	$33,402
Operating income	$1,363	$1,343	$4,769	$5,413
Net income	$937	$868	$3,490	$3,309

8. Stock-Based Compensation

Stock-Based Compensation Plans

In November 2004, we adopted the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for grants of options, stock appreciation rights, restricted stock, restricted stock units, and performance shares. All of our employees are eligible for awards under the 2004 Stock Incentive Plan. Our non-employee directors are also eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or prior plans (as defined below).

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. At the time of grant, employees may elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of September 30, 2008, we had 2,524,594 shares available for future grants under our 2004 Stock Incentive Plan compared with 2,657,982 as of December 31, 2007.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan (the 1993 Plan), the 2000 Morningstar Stock Option Plan (the 2000 Plan), and the 2001 Morningstar Stock Option Plan (the 2001 Plan). Options granted under the 1993 Plan, the 2000 Plan, and the 2001 Plan generally vested over a four-year period. As a result, all of the options related to these three plans are vested. Because the options granted under all three plans expire 10 years after the date of grant, some of these options remain outstanding. The 2004 Stock Incentive Plan amends and restates the 1993 Plan, the 2000 Plan, and the 2001 Plan (collectively, the Prior Plans). Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options are fully vested and expire in February 2009. As of September 30, 2008, there were 59,076 options remaining to be exercised, compared with 217,286 as of December 31, 2007.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123 (R), Stock Based Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjusted the stock-based compensation expense to reflect those awards that ultimately vested. As a result, in the second quarter of 2008 and 2007, we recorded approximately $210,000 and $720,000, respectively, of additional stock-based compensation expense as a result of adjusting from the estimated forfeitures to actual forfeiture experience for certain of our employee stock option and restricted stock unit grants. In addition, we reduced our estimate of the forfeiture rate that will be applied to awards not yet vested.

The following table summarizes stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
($000)	2008	2007	2008	2007
Stock-based compensation expense	$2,818	$2,597	$8,531	$8,134

We recorded deferred tax benefits related to stock-based compensation expense of $697,000 and $927,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,701,000 and $2,947,000 for the nine months ended September 30, 2008 and 2007, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The total grant date fair value of restricted stock units granted in the first nine months of 2008 was approximately $12,653,000. As of September 30, 2008, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $22,165,000. We expect to recognize this expense over an average period of approximately 35 months.

The following table summarizes restricted stock unit activity in the first nine months of 2008:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
Restricted Stock Units—December 31, 2007	414,282	6,621	420,903	$48.41
Granted	180,231	—	180,231	$70.21
Vested	(88,288)	—	(88,288)	$47.40
Vested but deferred	(15,394)	15,394	—	$—
Forfeited	(19,854)	—	(19,854)	$49.78
Restricted Stock Units—September 30, 2008	470,977	22,015	492,992	$56.32

Stock Options

The following tables summarize stock option activity in the first nine months of 2008 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	Nine months ended September 30, 2008
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	2,068,590	$12.84
Canceled	(7,565)	$15.92
Exercised	(500,304)	$10.41
Options outstanding—September 30, 2008	1,560,721	$13.90

Options exercisable—September 30, 2008	1,534,021	$13.84

	Nine months ended September 30, 2008
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2007	4,377,089	$13.61
Canceled	(20,338)	$21.61
Exercised	(1,289,579)	$10.78
Options outstanding—September 30, 2008	3,067,172	$14.92

Options exercisable—September 30, 2008	2,838,068	$14.21

 The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised in the nine months ended September 30, 2008 and 2007 was $100,196,000 and $55,701,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of September 30, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.77	109,137	0.31	$2.77	$5,752	108,934	0.31	$2.77	$5,741
$8.57 - $14.70	3,028,267	2.34	$12.34	130,603	3,027,635	2.34	$12.34	130,575
$17.19 - $38.98	1,490,489	6.47	$19.96	52,931	1,235,520	6.42	$19.31	44,678
$2.77 - $38.98	4,627,893	3.62	$14.57	$189,286	4,372,089	3.44	$14.07	$180,994
Vested or Expected to Vest
$2.77 - $38.98	4,603,918	3.60	$14.53	$188,505

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $55.47 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2008, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,533,000. We expect to recognize this expense over a weighted average period of approximately eight months.

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

In May 2006, Don Phillips entered into a Rule 10b5-1 sales plan contemplating the sale of shares to be acquired through stock option exercises. Upon exercise of these stock options, we will make payments to him, as prescribed by the Agreement. In the first nine months of 2008, Don exercised 158,210 options, of which 72,710 were sold under his 10b5-1 plan. As of September 30, 2008 and December 31, 2007, our Condensed Consolidated Balance Sheets include a liability of $159,000 and $585,000, respectively, for the Agreement. The liability is classified as “Other current liabilities.”  The reduction in the liability since December 31, 2007 reflects amounts paid to Don in the first nine months of 2008 in accordance with the Agreement.

10. Income Taxes

The following table shows our effective tax rate for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30		Nine months ended September 30
($000)	2008	2007	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$35,466	$33,665	$114,324	$89,019
Equity in net income of unconsolidated entities	268	417	1,065	1,409
Total	$35,734	$34,082	$115,389	$90,428
Income tax expense	$13,547	$14,229	$42,127	$36,516
Effective income tax expense rate	37.9%	41.7%	36.5%	40.4%

Our effective tax rate declined by 3.8 percentage points in the third quarter of 2008 and declined 3.9 percentage points for the nine months ended September 30, 2008 compared with the prior-year periods. The decrease in the 2008 effective tax rate primarily reflects a reduction in our U.S. state tax rate related to a 2007 change in state tax law. The favorable, but variable, benefit from incentive stock-option transactions also contributed to the lower tax rate compared against the same periods in 2007, but to a greater extent in the year-to-date period.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2005 to the present. Most of our state tax returns have open tax years from 2004 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003. There were no significant changes to uncertain tax positions in the first nine months of 2008 as a result of lapses of statutes of limitation or audit activity.

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

As of December 31, 2007 we had approximately $7,195,000 of gross unrecognized tax benefits, of which $4,741,000, if recognized, would result in a reduction of our effective income tax rate, and $2,383,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of the deduction. In the first nine months of 2008 we reduced the unrecognized tax benefit by $2,383,000 and recorded a corresponding decrease to our deferred tax assets as a result of a resolution concerning the timing of the deduction. Because of the impact of deferred tax accounting, other than interest and penalties, this liability did not affect our 2008 effective tax rate. Adjustments recorded to other unrecognized tax benefits in the first nine months of 2008 were not material.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) modifies the financial accounting and reporting of business combinations. SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. SFAS No. 141(R) is effective for business combination transactions with acquisition dates on or after the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 . SFAS No. 141(R) requires prospective application and prohibits earlier application. We are in the process of determining the effect the adoption of SFAS No. 141(R) will have on our Consolidated Financial Statements.

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

13. Subsequent Event

In October 2008, we acquired Fundamental Data Limited, a leading provider of data on closed-end funds in the United Kingdom, for 11 million pounds sterling, or approximately U.S. $19 million, subject to post-closing adjustments.

Fundamental Data covers all UK- and U.S.-domiciled closed-end funds as well as offshore and local closed-end funds worldwide. Clients include major investment banks, stockbrokers, fund management groups, private client advisers, accountancy firms, wealth managers, and other professionals. Fundamental Data currently provides data on more than 1,500 closed-end funds and has more than 3,000 data points for each fund. Fundamental Data’s flagship product is FundWeb, an online subscription service allowing its clients access to its comprehensive database. Fundamental Data also provides data feeds, Web site feeds, and report outsourcing services including production of fund fact sheets. It also offers an online database of publicly issued documents relating to closed-end funds.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others, general industry conditions and competition, including the current global financial crisis that began in 2007; the impact of market volatility on revenue from asset-based fees; damage to our reputation resulting from claims made about possible conflicts of interest; liability for any losses that result from an actual or claimed breach of our fiduciary duties; financial services industry consolidation; a prolonged outage of our database and network facilities; challenges faced by our non-U.S. operations; and the availability of free or low-cost investment information.

A more complete description of these risks and uncertainties can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q as well as our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expected. We do not undertake to update our forward-looking statements as a result of new information or future events.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar”, refer to a comparison with the same period in the prior year unless otherwise stated.

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

Historically, we have focused primarily on organic growth by introducing new products and services and marketing our existing products. However, we have made and expect to continue to make selective acquisitions that support our four key growth strategies, which are:

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

The third quarter of 2008 was a time of significant market volatility and uncertainty, which worsened during the quarter and into the fourth quarter. The ongoing financial crisis accelerated during the quarter as high-profile investment bank Lehman Brothers went into bankruptcy, mortgage lenders Fannie Mae and Freddie Mac were taken over by the U.S. government, insurance firms such as AIG received large cash infusions from the U.S. government, and lawmakers and regulators considered a $700 billion rescue package proposed by Treasury officials. Other large investment banks underwent significant changes as Bank of America purchased Merrill Lynch and Morgan Stanley and Goldman Sachs chose to obtain bank charters, which subjects them to strict banking regulations.

In response to these events, the U.S. equity market lost about 10% of its value during the quarter as measured by Morningstar’s U.S. Market Index, a broad market benchmark. Many global markets also lost ground during the quarter, and bond markets also experienced volatility because of widening credit spreads as well as fears of inflation. Problems in the credit markets had widespread effects even on traditional safe havens such as money market funds and high-grade commercial paper. As the third quarter progressed, market volatility and uncertainty became increasingly severe.

The recent market upheaval triggered the largest wave of monthly net redemptions in the history of the mutual fund industry. In September 2008, according to Morningstar’s data, investors pulled an estimated $47.5 billion out of long-term mutual funds. Investor concern about the deepening financial crisis and a money market fund dropping below a $1 net asset value contributed to the outflows. International stock funds and U.S. stock funds each had about $19 billion in net redemptions in September. Most other asset classes, including balanced funds, taxable bond funds, and municipal bond funds, also experienced net outflows. In contrast to previous market declines, when investors sold off stock funds and reallocated assets to bond funds, many investors have pulled their money out of mutual funds altogether. Because of these redemptions as well as the impact of market losses, total U.S. mutual fund assets declined to $10.6 trillion as of September 30, 2008, down from $11.7 trillion as of June 30, 2008 based on data from the Investment Company Institute (ICI).

Asset flows to alternative asset classes also suffered net outflows during the quarter. Based on data from Hedge Fund Research, hedge funds had $31 billion in net outflows during the quarter, compared with net inflows of $12.5 billion in the second quarter. Assets in exchange-traded funds (ETFs) totaled $580 billion as of September 30, 2008, about on par with $578 billion as of June 30, 2008, based on data from the ICI.

The environment for online advertising has been mixed. Earlier in the year, growth rates generally remained strong as advertisers continued to shift spending from traditional media to the Internet. Industry publication eMarketer currently projects that total online ad spending will reach $24.9 billion in 2008, which is below its previous forecast but still an increase of 17% over 2007. More recently, however, some companies in the financial services industry have said that they may cut advertising spending because of the weak market environment. Based on data from Nielsen/Net Ratings, aggregate page views and unique users to financial and investment sites both increased in the third quarter of 2008 compared with the same period in 2007, although the number of pages viewed per visit declined by about 2%. We believe this indicates that while some investors may be disengaged because of the market downturn, many people are still interested in investment-related content.

Overall, we believe the disruption in the financial markets continues to cause widespread investor uncertainty, and the market downturn has also created some spending cutbacks among asset management firms and other financial services companies.

The financial crisis has had two main effects on our business: lengthening the sales cycle and increasing pressure on renewal pricing. Most of the impact to date has been on new business, where we’ve been seeing longer sales cycles, tightening budgets, and more review by senior management at client organizations.

On the positive side, many of our contracts have multiyear terms, and we believe the services we provide are fairly entrenched within many areas of our clients’ organizations. At the same time, our renewal rates have remained strong (though with some pressure on pricing) and cancellations have not significantly increased.

Industry consolidation in the financial services sector has also been an ongoing trend. When our clients are acquired, the impact on us may be positive, negative, or neutral. We may lose business following an acquisition of one of our clients, but we also often have opportunities to continue providing services or expand our business with the new parent organization. We are actively monitoring business conditions for all of our major clients and continuing to work closely with them to align our products and services to meet their needs.

Overall, we remain cautious because of the difficult and uncertain market environment. However, we’re investing in our business and managing it for the long term. We’re also looking for business opportunities that may emerge from the current crisis.

Three and Nine Months Ended September 30, 2008 vs. Three and Nine Months Ended September 30, 2007

Consolidated Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$125,505	$111,859	12.2%		$383,186	$316,991	20.9%
Operating income	34,176	31,445	8.7%		110,431	83,918	31.6%
Operating margin	27.2%	28.1%	(0.9	)pp	28.8%	26.5%	2.3	pp

Cash used for investing activities	(28,235)	(49,552)	(43.0)%		(61,339)	(108,529)	(43.5)%
Cash provided by financing activities	9,388	12,154	(22.8)%		39,322	24,851	58.2%

Cash provided by operating activities	$49,245	$28,380	73.5%		$98,364	$72,876	35.0%
Capital expenditures	(11,936)	(3,466)	244.4%		(29,290)	(9,354)	213.1%
Free cash flow	$37,309	$24,914	49.8%		$69,074	$63,522	8.7%

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

Third-Quarter Highlights

•                  Revenue increased 12.2%. Because of the difficult market environment, our 8% organic revenue growth (which we define as consolidated revenue excluding acquisitions and the impact of foreign currency translations) was slower compared with past levels and third-quarter revenue declined by 5.1% compared with the second quarter of 2008.

•                  Revenue from acquisitions, primarily Hemscott, contributed 4.2 percentage points to third-quarter revenue growth.

•                  The largest contributors to organic revenue growth this quarter were Licensed Data and our three major Internet-based platforms: Morningstar Advisor Workstation, Morningstar Direct, and Morningstar.com.

•                  International revenue grew about 23% and acquisitions accounted for about one-half of the growth in international revenue. The percentage of revenue from outside the United States reached 24%, up from 22% in the third quarter of 2007.

•                  Operating margin declined modestly to 27.2% in 2008 compared with 28.1% in 2007.

•                  Free cash flow increased by approximately $12.4 million to $37.3 million, reflecting a $20.9 million increase in cash provided by operating activities and a $8.5 million increase in capital expenditures related to our new corporate office.

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions:

Revenue from Acquisitions
Acquisition	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Mutual fund data business acquired from Standard & Poor’s	—	January 1 through March 15, 2008
Hemscott data, media, and investor relations Web site businesses	July 1 through September 30, 2008	January 9 through September 30, 2008
Financial Computer Support, Inc. (FSCI) practice management software for independent advisors	September 2 through September 30, 2008	September 2 through September 30, 2008

In the third quarter of 2008, our consolidated revenue increased 12.2% to $125.5 million. Revenue for the first nine months of the year increased 20.9% to $383.2 million. Acquisitions contributed $4.7 million to our consolidated revenue in the third quarter of 2008 and $20.7 million in the nine months ended September 30, 2008. Foreign currency translations also had a positive but much smaller impact on revenue. Because of continued market weakness and economic uncertainty, organic revenue increased at a lower rate than in the past.

Third-quarter revenue declined $6.7 million, or 5.1%, compared with the second quarter of 2008, primarily because of lower revenue from Investment Consulting and online advertising revenue from Morningstar.com. In addition, we hold our annual investment conference in the second quarter, and revenue from this event does not recur in other quarters.

Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below reconciles consolidated revenue with revenue excluding acquisitions and the impact of foreign currency translations (organic revenue):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2008	2007	Change	2008	2007	Change
Consolidated revenue	$125,505	$111,859	12.2%	$383,186	$316,991	20.9%
Less: acquisitions	(4,732)	—	NMF	(20,706)	—	NMF
Less: impact of foreign currency translations	(271)	—	NMF	(5,637)	—	NMF
Consolidated revenue excluding acquisitions and foreign currency translations	$120,502	$111,859	7.7%	$356,843	$316,991	12.6%

The Institutional segment, which makes up more than half of consolidated revenue, remained the largest contributor to revenue growth in the third quarter and nine-month periods. Institutional segment revenue increased $8.1 million, or 13.3%, in the third quarter of 2008, and $46.0 million, or 27.7%, in the first nine months of 2008. Acquisitions contributed approximately $4.1 million to Institutional segment revenue in the third quarter and $17.8 million in the first nine months. Advisor segment revenue increased $3.1 million, or 10.5%, in the third quarter and $11.4 million, or 13.4%, in the first nine months of 2008. Acquisitions contributed approximately $0.2 million to Advisor segment revenue in the third quarter and $1.3 million for the year-to-date period. Individual segment revenue increased $2.9 million, or 12.4%, in the third quarter and $10.2 million, or 14.2%, in the first nine months of the year. Acquisitions contributed $0.4 million and $1.6 million of revenue to the Individual segment in the third quarter and year-to-date periods, respectively.

The table below presents our consolidated revenue by segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Individual	$26,613	21.2%	$23,667	21.2%	$82,119	21.4%	$71,897	22.7%
Advisor	32,402	25.8	29,336	26.2	96,958	25.3	85,522	27.0
Institutional	68,948	54.9	60,845	54.4	211,718	55.3	165,751	52.3
Elimination of intersegment revenue	(2,458)	(1.9)	(1,989)	(1.8)	(7,609)	(2.0)	(6,179)	(2.0)
Consolidated revenue	$125,505	100.0%	$111,859	100.0%	$383,186	100.0%	$316,991	100.0%

On a product level, Licensed Data and our three major Internet-based platforms–Morningstar Advisor Workstation, Morningstar Direct, and Morningstar.com–were the largest contributors to organic revenue growth in the third quarter, and were also major contributors to revenue growth for the nine-month period. Licensed Data was a leading contributor to the organic growth in the quarter, as demand for data feeds and other services remained strong. Total licenses for Morningstar Advisor Workstation in the United States were up 9.2% as of September 30, 2008. The year-over-year growth in licenses also reflects the ongoing positive impact of renewals signed in 2007 for expanded functionality and additional users.

Investment Consulting slowed in the third quarter, but was the third-largest driver behind organic revenue growth for the nine-month period. Much of our Investment Consulting business focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager. Assets under advisement decreased about 7% year over year and declined about 14% compared with the second quarter of 2008. Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors or institutions add to or redeem shares from these portfolios. The market has fallen about 20% over the past year, through September 30, 2008, and our assets under advisement declined about 7%. Because we derive 15% of our revenue from basis points tied to assets under management, our Investment Consulting business restrained our growth during the quarter.

During the second quarter of 2008, an Investment Consulting client informed us that it was not planning to renew its contract in October 2008. This contract represented about $11.3 million, or 2%, of consolidated revenue during the last 12 months. Because this client began moving assets out of some portfolios on which we provide advisory services during the third quarter, assets in some areas of our consulting business declined more than the market.

Revenue from international operations increased as a percentage of total revenue for both periods, although more so for the year-to-date period. The fund data business acquired from Standard & Poor’s and the Hemscott data business both have extensive operations outside the United States. Revenue from international operations grew $5.7 million, or 23.0%, to $30.6 million in the third quarter of 2008, with acquisitions contributing $3.1 million of the increase. In the year-to-date period, revenue from international operations increased $30.0 million, or 47.1%, to $93.6 million, with acquisitions contributing $15.5 million of the increase.

Foreign currency translations also had a favorable impact on international revenue, particularly for the year-to-date period. Excluding the impact of acquisitions and foreign currency translations, revenue in our non-U.S. operations grew approximately 9.6% and 13.9%, respectively, in the quarter and year-to-date periods. While foreign currency translations have had a favorable impact on 2008 revenue to date, the future impact may be favorable or unfavorable, depending on which direction rates move.

The table below presents a reconciliation from international revenue to international revenue excluding acquisitions and the impact of foreign currency translations (international organic revenue):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2008	2007	Change	2008	2007	Change
International revenue	$30,581	$24,853	23.0%	$93,565	$63,586	47.1%
Less: acquisitions	(3,082)	—	NMF	(15,481)	—	NMF
Less: impact of foreign currency translations	(271)	—	NMF	(5,637)	—	NMF
International revenue excluding acquisitions and foreign currency translations	$27,228	$24,853	9.6%	$72,447	$63,586	13.9%

We present international organic revenue because we believe this non-GAAP financial measure helps investors better compare period-to-period results. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Consolidated Operating Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Operating expense	$91,329	$80,414	13.6%		$272,755	$233,073	17.0%
% of revenue	72.8%	71.9%	0.9	pp	71.2%	73.5%	(2.3	)pp

In the third quarter of 2008, our consolidated operating expense rose at a slightly higher rate than revenue, increasing $10.9 million, or 13.6%. For the first nine months of 2008, operating expense was up $39.7 million, or 17.0%.

Compensation-related expense, excluding bonuses, accounted for the majority of the increase in both periods, mainly because of a 34% increase in worldwide headcount and higher sales commission expense. Lower bonus expense partially offset the increase in these costs. We had approximately 2,250 employees worldwide as of September 30, 2008, compared with 1,680 as of September 30, 2007. We added approximately 290 employees as a result of acquisitions, primarily from Hemscott in the UK, and approximately 160 employees for our development center in China. In addition, we hired 50 employees in the third quarter for the Morningstar Development Program, a two-year rotational training program for entry-level college graduates.

Bonus expense recorded in the third quarter of 2008 declined by $0.9 million, and increased $0.8 million in the year-to-date period. Changes in the size of our bonus pool are based on full-year operating income growth relative to the previous year. The size of the bonus pool varies each year and we review it and update it quarterly.

Other factors contributing to the increase in operating expense in the quarter include higher lease expense for our new headquarters and other global offices. Currently we are recording lease expense for the new headquarters we expect to move into later this year as well as lease expense for our current headquarters. These expense increases were partially offset by lower legal and professional fees. In the third quarter of 2007, we recorded $0.9 million in expense related to the settlement of litigation in Australia. In addition, we had about $1.8 million in product implementation expense for Advice by Ibbotson in the first nine months of 2007 that did not recur in 2008.

As a percentage of revenue, operating expense increased by 0.9 percentage points in the third quarter of 2008 as operating costs in most categories increased at a slightly faster pace compared with revenue growth. In the first nine months of 2008, operating expense as a percentage of revenue declined by 2.3 percentage points partly because of lower bonus expense and legal expense as a percentage of revenue, as well as the decline in product implementation expense associated with the Advice by Ibbotson service, all offset by higher lease expense as a percentage of revenue.

Cost of Goods Sold

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Cost of goods sold	$32,828	$28,674	14.5%		$98,930	$83,549	18.4%
% of revenue	26.2%	25.6%	0.6	pp	25.8%	26.4%	(0.6	)pp
Gross profit	$92,677	$83,185	11.4%		$284,256	$233,442	21.8%
Gross margin	73.8%	74.4%	(0.6	)pp	74.2%	73.6%	0.6	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both 2008 and 2007. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold increased $4.2 million in the third quarter of 2008 and $15.4 million in the first nine months of 2008. Most of the increase was driven by higher compensation expense. However, in the first nine months this was partly offset by a reduction in product implementation expense. In 2007, we recorded outsourced product implementation expense associated with the Advice by Ibbotson service of $0.2 million in the third quarter and $1.8 million in the year-to-date period. These costs did not recur in 2008.

Because cost of goods sold increased slightly faster than the revenue growth, gross margin in the third quarter of 2008 was 73.8%, down slightly compared to the third quarter of 2007. The year-to-date gross margin improved to 74.2%, compared with 73.6% in the same period last year, essentially the result of the stronger business environment in the first half of 2008 when revenue growth outpaced operating expense growth.

Development Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Development expense	$10,271	$9,010	14.0%		$30,187	$26,199	15.2%
% of revenue	8.2%	8.1%	0.1	pp	7.9%	8.3%	(0.4	)pp

Development expense increased $1.3 million in the third quarter of 2008 and $4.0 million in the first nine months of 2008. This increase was driven mainly by higher compensation expense for both periods.

Sales and Marketing Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Sales and marketing expense	$19,457	$17,132	13.6%		$62,547	$50,332	24.3%
% of revenue	15.5%	15.3%	0.2	pp	16.3%	15.9%	0.4	pp

Sales and marketing expense increased $2.3 million in the third quarter of 2008 and $12.2 million in the first nine months of the year. Higher compensation expense and sales commission expense were the two main contributors to the increase in both periods. Marketing expense also rose because of marketing campaigns for certain products, as well as the Morningstar Investment Conference held in Europe during the second quarter. As a percentage of revenue, sales and marketing expense increased slightly in both the third quarter and year-to-date periods.

General and Administrative Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
General and administrative expense	$22,507	$19,936	12.9%		$62,392	$57,150	9.2%
% of revenue	17.9%	17.8%	0.1	pp	16.3%	18.0%	(1.7	)pp

General and administrative expense increased $2.6 million in the third quarter of 2008 and $5.2 million in the first nine months of 2008. In the third quarter and first nine months of 2008, lease costs grew because we recorded lease expense for our current headquarters as well as expense for the new headquarters building we expect to move into later this year. For both periods, compensation expense also increased, but was partially offset by the favorable impact of lower bonus expense in this cost category. The increase in office lease and compensation expense was offset by lower spending on legal and professional fees, in both the quarter and year-to-date periods. In the third quarter of 2007, we recorded $0.9 million in expense related to settling litigation in Australia.

As a percentage of revenue, general and administrative expense remained flat in the third quarter and declined 1.7 percentage points in the nine-month period. The drop in the nine-month period reflects the reduction in compensation expense, including bonus, and legal fees as a percentage of revenue.

Depreciation and Amortization Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Depreciation expense	$2,314	$2,016	14.8%		$6,634	$6,356	4.4%
Amortization expense	3,952	3,646	8.4%		12,065	9,487	27.2%
Total depreciation and amortization expense	$6,266	$5,662	10.7%		$18,699	$15,843	18.0%
% of revenue	5.0%	5.1%	(0.1	)pp	4.9%	5.0%	(0.1	)pp

Depreciation and amortization expense increased $0.6 million in the third quarter and $2.9 million in the first nine months of 2008. Amortization of intangible assets related to acquisitions increased substantially, particularly for the nine-month period because of the Hemscott acquisition, which was completed on January 9, 2008.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. As of September 30, 2008, we estimate that aggregate amortization expense for intangible assets will be $15.9 million in 2008. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our 2008 acquisitions.

Stock-Based Compensation Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Stock-based compensation expense	$2,818	$2,597	8.5%		$8,531	$8,134	4.9%
% of revenue	2.2%	2.3%	(0.1	)pp	2.2%	2.6%	(0.4	)pp

Stock-based compensation expense increased $0.2 million in the third quarter and $0.4 million in the first nine months of 2008.

Under Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share Based Payment, we record stock-based compensation cost only for those awards that ultimately vest. As a result, our stock-based compensation expense reflects an estimate of the expected forfeiture rate. We usually adjust our estimate of the forfeiture rate in the second quarter, which is when most of our larger equity grants typically vest. The adjustment recorded in the second quarter of 2008 was an expense of $0.2 million, compared with an adjustment of $0.7 million of expense recorded in the second quarter of 2007.

Based on grants made through September 30, 2008, we anticipate that stock-based compensation expense will be $11.3 million for the full-year 2008. This amount is subject to change based on additional equity grants or any change in our estimated forfeiture rate.

Bonus Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Bonus expense	$13,224	$14,086	(6.1)%		$37,943	$37,168	2.1%
% of revenue	10.5%	12.6%	(2.1	)pp	9.9%	11.7%	(1.8	)pp

The amount of bonus expense is not a fixed cost. Instead, changes in the size of our bonus pool are based on full-year operating income growth relative to the previous year, and the size of the bonus pool varies each year. We review and update growth estimates and the bonus pool size quarterly. In the third quarter, bonus expense declined about $0.9 million. As a result, bonus expense declined to 10.5% of revenue in the third quarter of 2008, compared with 12.6% in the same period in 2007. For the first nine months of 2008, bonus expense as a percentage of revenue was 9.9%, about 1.8 percentage points lower than the same period in 2007. We include bonus expense in each of our operating expense categories.

Consolidated Operating Income

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2008	2007	Change		2008	2007	Change
Operating income	$34,176	$31,445	8.7%		$110,431	$83,918	31.6%
% of revenue	27.2%	28.1%	(0.9	)pp	28.8%	26.5%	2.3	pp

Consolidated operating income increased $2.7 million in the third quarter of 2008 and $26.5 million in the first nine months of 2008. In the third quarter, the operating margin declined moderately as operating costs in most categories increased at a slightly faster pace than revenue growth. In the first nine months of 2008, operating margin increased by 2.3 percentage points partly because of lower bonus expense and legal expense as a percentage of revenue, as well as the $1.8 million decline in product implementation expense associated with the Advice by Ibbotson service. Higher lease expense as a percentage of revenue offset these operating margin benefits in the first nine months and also contributed to the lower operating margin in the third quarter.

Consolidated Free Cash Flow

We generated positive free cash flow in both the third quarter of 2008 and year-to-date periods. Our free cash flow of $37.3 million in the third quarter of 2008 reflects cash provided by operating activities of $49.2 million and capital expenditures of $11.9 million. Free cash flow of $69.1 million in the first nine months of 2008 reflects cash provided by operating activities of $98.4 million offset by capital expenditures of $29.3 million. Our cash flow provided by operating activities is typically stronger in the second and third quarters compared with the first quarter because we pay annual bonuses early in the year.

Free cash flow increased $12.4 million in the third quarter of 2008, reflecting a $20.9 million increase in cash provided by operating activities, which was offset by an $8.5 million increase in capital expenditures. Free cash flow increased $5.6 million in the first nine months of 2008, reflecting a $25.5 million increase in cash flow provided by operating activities, which was offset by a $19.9 million increase in capital expenditures.

Cash provided by operating activities increased $20.9 million in the third quarter of 2008 and $25.5 million for the first nine months of the year. Cash provided by operating activities in both periods benefited from the positive impact of our net income (adjusted for non-cash items), additional deferred rent related to tenant improvement allowances for our new corporate headquarters, income taxes, and accounts receivable. However, the increase in cash provided by operating activities of $25.5 million for the first nine months was only slightly larger than the third quarter’s $20.9 million increase because the change in cash flow for the nine months declined year over year related to cash paid for bonuses, deferred revenue, and accrued compensation and other assets. Our annual bonus payments occurred in the first quarter and increased $14.0 million compared with 2007.

In the third quarter and the first nine months of 2008, capital expenditures were $11.9 million and $29.3 million, respectively, an increase of $8.5 million and $19.9 million from the same periods in 2007. The increase was almost entirely driven by capital expenditures for our new headquarters in Chicago. In the comparable prior-year periods we made capital expenditures for computer hardware to keep our operations up and running in the event of a disaster, as well as for design work related to our new headquarters in Chicago.

Higher deferred rent contributed to the positive cash from operations in both periods. We had additional deferred rent of $2.1 million in the third quarter and $11.4 million in the first nine months of 2008. Both amounts include the tenant improvement allowance received in connection with the build-out of our new headquarters. We anticipate the final tenant improvement allowance in the fourth quarter of 2008 and will amortize this allowance over the lease term as a reduction in office lease expense.

To provide investors with additional insight into our financial results, we provide a comparison between the change in net income and the change in cash provided by operating activities in the table below:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2008	2007	Change	2008	2007	Change
Net income	$22,187	$19,853	$2,334	$73,262	$53,912	$19,350
Adjustments to reconcile net income to net cash provided by operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(4,700)	(6,264)	1,564	(22,043)	(13,275)	(8,768)
Depreciation and amortization expense	6,266	5,662	604	18,699	15,843	2,856
Stock-based compensation expense	2,818	2,597	221	8,531	8,134	397
All other non-cash items included in net income	(1,549)	1,654	(3,203)	(202)	(1,085)	883
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(49,253)	(35,269)	(13,984)
Cash paid for income taxes	(5,104)	(5,252)	148	(20,356)	(21,505)	1,149
Accounts receivable	3,043	(1,522)	4,565	(179)	(6,978)	6,799
Deferred revenue	(8,407)	(10,517)	2,110	(1,635)	2,872	(4,507)
Income taxes–current	19,107	11,815	7,292	47,463	35,271	12,192
Accrued compensation	14,369	14,128	241	34,732	36,506	(1,774)
Deferred rent	2,093	6	2,087	11,399	42	11,357
Other assets	(1,614)	(1,010)	(604)	(3,460)	(141)	(3,319)
Reduction of Australian litigation reserve	—	(2,091)	2,091	—	(2,091)	2,091
Accounts payable and accrued liabilities	431	(2,530)	2,961	1,428	698	730
All other	305	1,851	(1,546)	(22)	(58)	36
Cash provided by operating activities	$49,245	$28,380	$20,865	$98,364	$72,876	$25,488

Segment Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue
Individual	$26,613	$23,667	12.4%		$82,119	$71,897	14.2%
Advisor	32,402	29,336	10.5%		96,958	85,522	13.4%
Institutional	68,948	60,845	13.3%		211,718	165,751	27.7%
Eliminations	(2,458)	(1,989)	23.6%		(7,609)	(6,179)	23.1%
Consolidated revenue	$125,505	$111,859	12.2%		$383,186	$316,991	20.9%

Operating income (loss)
Individual	$6,611	$6,187	6.9%		$21,043	$17,980	17.0%
Advisor	8,841	8,668	2.0%		28,327	23,558	20.2%
Institutional	22,704	20,676	9.8%		73,283	53,467	37.1%
Corporate items and eliminations	(3,980)	(4,086)	(2.6)%		(12,222)	(11,087)	10.2%
Consolidated operating income	$34,176	$31,445	8.7%		$110,431	$83,918	31.6%

Operating margin
Individual	24.8%	26.1%	(1.3	)pp	25.6%	25.0%	0.6	pp
Advisor	27.3%	29.5%	(2.2	)pp	29.2%	27.5%	1.7	pp
Institutional	32.9%	34.0%	(1.1	)pp	34.6%	32.3%	2.3	pp
Consolidated operating margin	27.2%	28.1%	(0.9	)pp	28.8%	26.5%	2.3	pp

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

Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. We distribute our equity research through six major banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, investors can access our equity research through our Premium Membership offering on Morningstar.com.

We also offer a variety of print and online publications about investing, including several newsletters and books.

In the first nine months of 2008 and 2007, this segment represented, before intersegment eliminations, 21.4% and 22.7%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$26,613	$23,667	12.4%		$82,119	$71,897	14.2%
Operating income	$6,611	$6,187	6.9%		$21,043	$17,980	17.0%
Operating margin (%)	24.8%	26.1%	(1.3	)pp	25.6%	25.0%	0.6	pp

In the third quarter of 2008, revenue for the Individual segment increased $2.9 million. In the first nine months of 2008, segment revenue increased $10.2 million. Acquisitions contributed $0.4 million of revenue in the third quarter and $1.6 million of revenue in the first nine months of 2008, with 2 percentage points of growth in both periods coming from acquisitions. Compared with the second quarter of 2008, third quarter revenue declined 5.4%, primarily because of lower online advertising revenue for Morningstar.com.

When comparing 2008 results to 2007 for the quarter and the first nine months, Morningstar.com Premium Membership and Internet advertising sales drove most of the segment’s organic revenue growth in both periods. Subscriptions for Morningstar.com Premium service increased slightly to 178,355 as of September 30, 2008, compared with 177,045 as of September 30, 2007. In addition, in January 2008, we moderately increased subscription prices for the Premium service. As a result, revenue growth outpaced growth in the number of subscriptions. However, in the third quarter and first nine months of 2008 subscribers declined 1,472 and 2,011, respectively, compared with new subscriber additions of approximately 3,071 and 11,088 in the comparable 2007 periods, as general market weakness affected subscriber growth.

Although Premium subscriptions grew slightly year over year, trial memberships were slow during most of 2008, resulting in a modest sequential decline in Premium subscriptions in the third quarter.

Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement, also contributed to organic revenue growth for this segment in both the quarter and year-to-date periods of 2008. Revenue related to the Global Analyst Research Settlement accounted for approximately 4% of our consolidated revenue during the first nine months of 2008. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the banks covered by it will no longer be required to provide independent research to their clients. For further discussion, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the third quarter of 2008, operating income for the Individual segment increased approximately $0.4 million. Operating income for the first nine months of 2008 increased by $3.1 million.

Operating expense increased $2.5 million, or 14.4%, in the third quarter, and in the year-to-date period, operating expense increased $7.2 million, or 13.3%. Compensation-related expense generated most of the increase in operating expense in both periods. Our equity analyst team, whose compensation costs are included in cost of goods sold, grew to 133 as of September 30, 2008, compared with 117 as of September 30, 2007. The increase in operating expense also reflects additional expense from the Hemscott acquisition.

The segment’s margin declined by 1.3 percentage points in the third quarter of 2008 as most operating expenses (other than marketing expense) grew faster than revenue. The margin grew 0.6 percentage points in the first nine months of 2008 as the revenue growth rate outpaced the operating expense growth rate, mainly because of lower bonus expenses as a percentage of revenue.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation and Morningstar Principia. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. In addition, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts; and Financial Communications, which includes investment conferences, Web sites, magazines, and presentation materials for financial advisors. Beginning in September 2008, our Advisor segment also includes the operations of FCSI, a leading provider of practice management software for independent advisors.

In the first nine months of 2008 and 2007, this segment represented, before intersegment eliminations, 25.3% and 27.0% respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$32,402	$29,336	10.5%		$96,958	$85,522	13.4%
Operating income	$8,841	$8,668	2.0%		$28,327	$23,558	20.2%
Operating margin (%)	27.3%	29.5%	(2.2	)pp	29.2%	27.5%	1.7	pp

In the third quarter and first nine months of 2008, revenue for the Advisor segment increased $3.1 million and $11.4 million, respectively. Acquisitions contributed $0.2 million to revenue growth in the third quarter and $1.3 million to revenue growth in the first nine months of 2008. Excluding acquisitions, the majority of the increase in revenue in the quarter was driven by Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 189,863 as of September 30, 2008, compared with 173,877 as of September 30, 2007. The revenue growth reflects new client contracts as well as additional users and functionality for existing clients. The year-over-year comparisons also reflect the ongoing positive impact of renewal deals signed in 2007 for expanded functionality and additional users. Third-quarter revenue declined 4.3% compared with the second quarter of 2008, primarily because of the timing of the annual Morningstar Investment Conference, which was held in the second quarter and generated about $2.3 million in revenue that does not recur in other quarters.

Principia revenue declined in the third quarter and remained relatively flat during the first nine months. The number of subscriptions for Principia was 43,660 as of September 30, 2008, an 11% decrease from 49,303 as of September 30, 2007. The decline in the number of subscriptions was partially the result of clients migrating from Principia to Advisor Workstation.

In the third quarter of 2008, operating income for the Advisor segment was $8.8 million, an increase of $0.2 million. In the first nine months of 2008, Advisor segment operating income was $28.3 million, an increase of $4.8 million. Operating expense in the third quarter and first nine months of 2008 increased by approximately 14.0% and 10.8%, respectively. Cost of goods sold and compensation-related expense accounted for most of the increase in operating expense in the third quarter and in the first nine months.

Operating margin in the third quarter decreased by 2.2 percentage points as cost of goods sold grew at a faster rate than revenue, all partially offset by lower bonus expense as a percent of revenue. In the first nine months, operating margin increased 1.7 percentage points as nearly every category of operating expenses as a percentage of revenue declined, with the largest decline from bonus expense as a percentage of revenue.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media companies, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Licensed Data, a set of investment data spanning 10 core databases, available through electronic data feeds; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software.

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

In the first nine months of 2008 and 2007, this segment represented, before intersegment eliminations, 55.3% and 52.3%, respectively, of our consolidated revenue. We expect that the Institutional segment will continue to account for the largest portion of our consolidated revenue for the foreseeable future.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change		2008	2007	Change
Revenue	$68,948	$60,845	13.3%		$211,718	$165,751	27.7%
Operating income	$22,704	$20,676	9.8%		$73,283	$53,467	37.1%
Operating margin (%)	32.9%	34.0%	(1.1	)pp	34.6%	32.3%	2.3	pp

In the third quarter and first nine months of 2008, revenue for the Institutional segment increased $8.1 million and $46.0 million, respectively. Acquisitions contributed approximately $4.1 million of revenue to this segment during the quarter and $17.8 million during the first nine months, representing approximately 6.7 and 10.7 percentage points of the segment revenue growth rate, respectively. Third-quarter revenue declined 5.3% from the second quarter of 2008, primarily because of the sequential decline in Investment Consulting revenue.

Licensed Data was the largest contributor to organic revenue growth in the segment, as demand for data feeds and other services remained strong. Morningstar Direct also contributed to the increase in segment revenue. The number of licenses for Morningstar Direct totaled 2,843 worldwide as of September 30, 2008, compared with 1,908 worldwide as of September 30, 2007.

Investment Consulting, which has been a leading contributor to revenue growth in recent years, slowed considerably, and revenue was relatively flat year over year. Total assets under advisement for Investment Consulting declined approximately 7%, as assets under advisement from Morningstar Associates declined 21% and Ibbotson Associates assets under advisement increased about 14%.

Changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. The market fell about 20% over the past year, through September 30, 2008, and was the main factor behind the decline in assets for most portfolios.

During the second quarter of 2008, an Investment Consulting client informed us that it was not planning to renew its contract in October 2008. This contract represented about $11.3 million, or 2% of consolidated revenue, during the last 12 months. This client began moving assets out of some portfolios on which we provide advisory services during the third quarter, which caused assets in some areas of Morningstar’s consulting business to decline more than the market. Ibbotson Associates gained several new clients and experienced net inflows in some portfolios year over year, which offset the negative market performance.

We provided advisory services on approximately $85.2 billion in assets as of September 30, 2008, compared with approximately $91.4 billion in assets as of September 30, 2007. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. In addition, we also provide Investment Consulting services for some assets under management for which we receive a flat fee.

	As of September 30
Assets under advisement for Investment Consulting ($ billions)	2008	2007
Ibbotson Associates	$42.2	$36.9
Morningstar Associates	43.0	54.5
Total	$85.2	$91.4

Retirement Advice did not make a significant contribution to the segment’s revenue growth in the third quarter or first nine months of 2008, however, it remains one of the larger products in the segment based on revenue. The table below shows assets under management in our managed retirement accounts.

	As of September 30
Assets under management in managed retirement accounts ($ billions)	2008	2007
Advice by Ibbotson	$12.3	$11.8
Morningstar Retirement Manager	1.2	1.0
Total	$13.5	$12.8

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide these services.

	As of September 30
Plan Participants (millions)	2008	2007
Advice by Ibbotson	8.7	6.2
Morningstar Retirement Manager	8.6	9.0
Total	17.3	15.2

Plan Sponsors (approximate)
Advice by Ibbotson	67,000	56,000
Morningstar Retirement Manager	73,000	72,000
Total	140,000	128,000

Plan Providers
Advice by Ibbotson	8	8
Morningstar Retirement Manager	19	23
Total	27	31

In the third quarter and first nine months of 2008, operating income for the Institutional segment increased $2.0 million, or 9.8%, and $19.8 million, or 37.1%, respectively.

Operating expense rose approximately $6.1 million, or 15.1%, in the third quarter of 2008 and rose $26.1 million, or 23.3%, in the first nine months of 2008. Operating costs associated with the Hemscott acquisition accounted for a significant portion of the increase. This additional cost is included in all expense categories, but had the largest impact on compensation expense. This expense increase was offset by lower bonus expense in the quarter. In the first nine months, comparisons to prior-year periods benefited from reduced product implementation fees of $1.8 million related to our Advice by Ibbotson service.

The segment’s operating margin declined by 1.1 percentage points over the prior-year quarter, and grew 2.3 percentage points over the prior nine-month period. Lower bonus expense as a percentage of revenue had a favorable impact on the margin in both periods. Lower product implementation fees related to our Advice by Ibbotson service contributed to the margin improvement in the year-to-date period. Cost of goods sold compensation expense, excluding bonus, as a percentage of revenue and the Hemscott acquisition drove most of the operating margin decline in the quarter and partially offset the year-to-date period margin improvement.

Corporate and Eliminations

This category primarily includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The following table shows the components of corporate and eliminations expense that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2008	2007	Change	2008	2007	Change
Depreciation and amortization	$3,985	$4,068	(2.0)%	$12,198	$10,985	11.0%
Other	(5)	18	NMF	24	102	NMF
Corporate items and eliminations	$3,980	$4,086	(2.6)%	$12,222	$11,087	10.2%

In the first nine months of 2008, corporate items and eliminations increased because of additional amortization expense related to intangible assets from acquisitions offset by lower depreciation expense. The amortization increase primarily relates to intangible assets associated with the Hemscott acquisition and, to a lesser extent, the fund data business acquired from Standard & Poor’s. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2008	2007	2008	2007
Equity in net income of unconsolidated entities	$268	$417	$1,065	$1,409

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2008	2007	2008	2007
Interest income, net	$1,568	$1,812	$4,468	$4,998
Other expense, net	(278)	408	(575)	103
Non-operating income, net	$1,290	$2,220	$3,893	$5,101

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $0.2 million in the third quarter and $0.5 million in first nine months of 2008 as a result of slightly lower returns on our invested balances in 2008. In response to volatile credit markets during the first nine months of 2008, we invested a larger portion of our excess cash in cash equivalents instead of investments.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, the minority interest in earnings of our consolidated entities, and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes our effective tax rate:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2008	2007	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$35,466	$33,665	$114,324	$89,019
Equity in net income of unconsolidated entities	268	417	1,065	1,409
Total	$35,734	$34,082	$115,389	$90,428
Income tax expense	$13,547	$14,229	$42,127	$36,516
Effective income tax expense rate	37.9%	41.7%	36.5%	40.4%

Our effective tax rate declined by 3.8 percentage points in the third quarter of 2008 and declined 3.9 percentage points for the nine months ended September 30, 2008 compared with the prior-year periods. The decrease in the 2008 effective tax rate primarily reflects a reduction in our U.S. state tax rate related to a 2007 change in state tax law. The favorable, but variable, benefit from incentive stock-option transactions also contributed to the lower tax rate compared against the same periods in 2007, but to a greater extent in the year-to-date period.

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

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. The ongoing financial crisis, which accelerated during the third quarter of 2008, has heightened our application of a conservative investment policy, emphasizing principal preservation. Despite the credit markets, which have recently adversely affected traditionally safe investments such as money market funds and high-grade commercial paper, we believe our investment portfolio remains marketable. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and for funding future growth. In October 2008, we used $19 million in cash for our acquisition of Fundamental Data Limited, a leading provider of closed-end fund data in the UK.

Cash and Cash Equivalents

As of September 30, 2008, we had cash and cash equivalents of $233.6 million, an increase of $74.0 million compared with December 31, 2007. This increase mainly reflects cash provided by operations of $98.4 million, net of $49.3 million of annual bonus payments in the first quarter of 2008, and cash provided by financing activities of $39.3 million, all offset by cash used for investing activities of $61.3 million. Cash from operations includes the favorable impact of $11.4 million from tenant improvement allowances related to the build-out of our new corporate headquarters that will not recur in future periods.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash provided by operating activities in the first quarter tends to be lower compared with subsequent quarters.

In the first nine months of 2008, cash provided by operating activities was $98.4 million, an increase of $25.5 million compared with $72.9 million in the first nine months of 2007. The increase in cash provided by operating activities reflects the positive impact of our net income (adjusted for non-cash items), account receivable, and higher deferred rent of $11.4 million. Deferred rent includes a tenant improvement allowance recorded in connection with the build-out of our new corporate headquarters in Chicago. While this results in a cash flow benefit in the 2008 year-to-date period, the benefit will begin to reverse as we amortize this allowance over the lease term as a reduction in rent expense. Income tax payable and payments also provided a $13.3 million higher cash flow benefit in the first nine months of 2008.

Cash paid in the first quarter of 2008 of $49.3 million for annual bonuses was $14.0 million higher than the amount paid in 2007 because of improved financial performance in 2007 versus the prior year and incremental bonuses from acquisitions.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these categories.

In the first nine months of 2008, cash used for investing activities was $61.3 million, compared with $108.5 million in the same period in 2007.

Cash used for acquisitions, net of cash acquired, was $56.0 million in the first nine months of 2008 and $60.3 million in the first nine months of 2007. In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses and in September 2008 we acquired Financial Computer Support, Inc. which provides practice management software for independent advisors. In March 2007, we acquired the mutual fund data business from Standard & Poor’s. Cash used for acquisitions also includes transaction costs directly related to the acquisitions.

In the first nine months of 2008 proceeds from sales of investments exceeded purchases of investments by $23.9 million. In response to the volatility in the credit markets experienced in the first nine months of 2008, we invested a larger portion of our excess cash in cash equivalents instead of investments. In the first nine months of 2007, we reallocated some cash and cash equivalents to investments and purchases of investments exceeded proceeds from sales of investments by $38.9 million. As of September 30, 2008 and December 31, 2007, we had investments, consisting mainly of fixed-income securities, of $76.0 million and $99.0 million, respectively. Investments represented 25% of our total cash, cash equivalents, and investments at September 30, 2008, compared with 38% at December 31, 2007.

Capital expenditures were $29.3 million in the first nine months of 2008, compared with $9.4 million in the same period in 2007. The increase was almost entirely driven by capital expenditures for our new corporate headquarters in Chicago. In the first nine months of 2007, capital expenditures primarily consisted of computer hardware to keep our operations up and running in the event of a disaster, design and architectural fees related to our corporate headquarters office space, and leasehold improvements for new office space in Canada, Europe, and Australia. Over the next few quarters, we expect to pay approximately $25 million in capital expenditures primarily related to our new corporate headquarters. We expect that the majority of the payments will occur in the fourth quarter of 2008.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits result when a stock option is exercised and the intrinsic value of the option (the difference between the market value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises, nor the values that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect our cash provided by financing activities to vary over time. Note 8 in the Notes to our Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of September 30, 2008.

Cash provided by financing activities was $39.3 million in the first nine months of 2008 compared with $24.9 million in the prior-year period. We received proceeds of $17.3 million from stock option exercises, an increase of $5.7 million compared with the first nine months of 2007. We also recorded $22.0 million for excess tax benefits related to stock option exercises and vesting of restricted stock units, which was $8.8 million greater than the $13.3 million recorded in the prior-year period.

The increase in the proceeds from stock option exercises reflects a larger number of stock options exercised. In the first nine months of 2008, employees exercised 1.8 million stock options, compared with 1.3 million options in the first nine months of 2007.

The increase in the excess tax benefits reflects the larger number of stock options exercised and a higher stock price on the date of these exercises. The intrinsic value of stock options exercised during the first nine months of 2008 and 2007 was $100.2 million and $55.7 million, respectively. In addition, the excess tax benefit related to restricted stock units vested in the first nine months of 2008 was $1.9 million, compared with $0.1 million in the same period in 2007. This reflects the increase in our stock price as well as the larger number of restricted stock units that vested in the first nine months of 2008 compared with 2007.

Acquisitions

A description of our recent and largest acquisitions follows:

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

Subsequent Event

In October 2008, we acquired Fundamental Data Limited, a leading provider of data on closed-end funds in the United Kingdom, for 11 million pounds sterling, or approximately U.S. $19 million, subject to post-closing adjustments.

Fundamental Data covers all UK- and U.S.-domiciled closed-end funds as well as offshore and local closed-end funds worldwide. Clients include major investment banks, stockbrokers, fund management groups, private client advisers, accountancy firms, wealth managers, and other professionals. Fundamental Data currently provides data on more than 1,500 closed-end funds and has more than 3,000 data points for each fund. Fundamental Data’s flagship product is FundWeb, an online subscription service allowing its clients access to Fundamental Data’s comprehensive database. Fundamental Data also provides data feeds, Web site feeds, and report outsourcing services including production of fund fact sheets. It also offers an online database of publicly issued documents relating to closed-end funds.

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

We hold cash equivalents and investments that are subject to valuation under SFAS No. 157. We do not have any liabilities subject to valuation under this Statement. The table below shows the fair value of our cash equivalents and investments subject to fair value measurements:

	Fair Value	Fair Value Measurements as of September 30, 2008
	as of	Using Fair Value Hierarchy
($000)	September 30, 2008	Level 1	Level 2	Level 3

Cash equivalents	$94,428	$94,428	$—	$—
Available-for-sale investments	68,967	68,967	—	—
Trading securities	3,622	3,622	—	—
Total	$167,017	$167,017	$—	$—

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 allows the fair value option to be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of November 1, 2008:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through November 1, 2008	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	09/12/07	12/31/08	1,120,000	Shares to be sold ratably over the course of the plan	856,720	26,942,951
	08/13/08	12/31/09	1,075,000	Shares to be sold ratably over the course of the plan beginning January 2, 2009	—	25,867,951
Chris Boruff President, Advisor Business	05/12/08	11/15/09	80,000	Shares to be sold under the plan if the stock reaches specified prices	12,000	81,739
Tao Huang Chief Operating Officer	02/26/08	12/31/08	300,000	Weekly increments of up to 10,000 shares	72,500	1,051,672
	08/13/08	09/30/09	250,000	Shares to be sold under the plan if the stock reaches specified prices	13,361	812,803

Elizabeth	05/22/08	06/30/09	100,000	Shares to be sold under the plan if the	—	81,123
Kirscher President, Data Services Business				stock reaches specified prices
Jack Noonan Director	08/22/06	12/31/08	72,000	Monthly increments of up to 1,000 shares	70,000	74,390
Catherine Odelbo President, Individual Business	08/13/08	03/05/09	28,165	Weekly increments of up to 3,500 shares	—	173,592
Don Phillips Managing Director	05/09/06	12/01/09	1,506,097	Weekly increments of up to 17,500 shares and beginning December 4, 2008 weekly increments of up to 35,000 shares	1,171,951	401,792
Patrick Reinkemeyer President, Morningstar Associates	09/10/08	10/31/09	15,000	Weekly increments of up to 1,000 shares	—	305,276
Richard Robbins General Counsel and Corporate Secretary	08/15/08	06/30/09	5,000	Biweekly increments of up to 500 shares beginning January 2, 2009	—	15,639
Paul Sturm Director	03/12/08	04/30/09	120,000	Monthly increments of up to 20,000 shares	86,000	107,871
David Williams Managing Director, Design	09/10/08	09/30/09	10,000	Weekly increments of up to 2,500 shares	4,788	90,934

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2008, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2008 and restricted stock units that will vest by November 29, 2008. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2008. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to subprime mortgages. As of September 30, 2008, our cash, cash equivalents, and investments balance was $309.6 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.5 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2              OTHER INFORMATION

Item 1.                Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.             Risk Factors

We have added two additional risk factors since the filing of our 2007 Annual Report on Form 10-K, which we describe below. In addition to the two additional risk factors described here, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results.

Negative developments in the financial sector and global financial markets may adversely impact our business.

The global financial crisis that began in 2007 worsened during the third quarter of 2008 and into the fourth quarter. Because of problems associated with investments in subprime mortgage and other securities, many high-profile companies in the financial sector have had to restructure their operations. Several large firms have declared bankruptcy, been acquired, accepted additional funds from the U.S. government, or otherwise restructured their operations.

In response to these events, the global financial markets have shown unusually high levels of volatility, which became increasingly severe in September and October of 2008. In response to the market upheaval, the mutual fund industry has experienced historically high levels of monthly net redemptions. Other investment vehicles have also suffered asset declines because of negative market performance and net redemptions.

Overall, we believe the disruption in the financial markets continues to cause widespread investor uncertainty, and the market downturn has also created some spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. We can’t predict how long this situation will persist or what its ultimate impact will be on our financial results. If financial markets in the United States continue to experience negative performance and volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer.

Industry consolidation may adversely impact our relationships with our clients and business results.

Industry consolidation in the financial services sector has accelerated recently. We can’t predict the impact on our business if one of our clients is acquired. We may lose business following an acquisition of one of our clients if we’re not able to continue providing services or expand our business with the combined organization. Any loss of business because of increased consolidation could have a negative effect on our revenue and profitability.

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

MORNINGSTAR, INC.

Date: November 4, 2008	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer