Form 10-K
period 2008-12-31
Morningstar, Inc.
filed 2009-03-05
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-51280

MORNINGSTAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

22 West Washington Street
Chicago, Illinois
60602

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2008 was $1,280,180,186. As of February 27, 2009, there were 47,346,236 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients. Our company also provides asset management services for advisors, institutions, and retirement plan participants. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Japan, and South Africa. Morningstar serves approximately 6.5 million individual investors, 260,000 financial advisors, and 3,300 institutional clients. We have operations in 19 countries and hold minority ownership positions in companies located in three other countries.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add additional value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2008, we provided extensive data on more than:

•      22,000 mutual fund share classes in the United States;

•      87,000 mutual funds and similar vehicles in international markets;

•      2,600 exchange-traded funds (ETFs);

•      4,000 closed-end funds;

•      24,000 stocks;

•      8,400 hedge funds;

•      8,500 separate accounts and collective investment trusts;

•      103,000 variable annuity/life subaccounts and policies;

•      36,000 insurance, pension, and life funds;

•      80 state-sponsored college savings plans (commonly known as Section 529 College Savings Plans);

•      82 years of capital markets data capturing performance of several major asset classes;

•      Extensive cash flow and ownership data;

•      Comprehensive biographical data on directors and officers from more than 170,000 public companies and 400,000 privately held firms;

•      Real-time market data on more than 4 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and

•      Real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products in multiple media to individual investors, financial advisors, and institutions around the world.

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund’s underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We’ve created other tools, such as the Ownership Zone, Sector Delta, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. We developed a Portfolio X-Ray tool that helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

In 2008, we introduced new hedge fund ratings and Style Boxes, a Morningstar Rating for collective investment trusts, a new series of hedge fund categories and indexes, analyst-driven fair value estimates for ETFs, new glide path data for target-date funds, estimated cash flow and market share data for investments in key global markets, and enhanced rider descriptions for variable annuities. We also expanded our qualitative coverage on mutual funds based in the United Kingdom and other markets outside of the United States.

Over the past several years, we’ve expanded our research efforts on individual stocks and have worked to popularize the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett; and margin of safety, which reflects the size of the discount in a stock’s price relative to its estimated value. The Morningstar Rating for stocks is based on the stock’s current price relative to our analyst-generated fair value estimates, as well as the company’s level of business risk and economic moat. We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors’ capital.

We’ve also developed in-depth advice on security selection and portfolio building to meet the needs of investors looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

The Morningstar Rating

★ ★★ ★★★ ★★★★ ★★★★★

We provide Morningstar Ratings on mutual funds, stocks, separate accounts, hedge funds, exchange-traded funds, and closed-end funds, as well as variable annuity/life portfolios and subaccounts. For managed investment products, the Morningstar Rating brings performance and risk together into one evaluation, with the top 10% of rated offerings receiving 5 stars and the bottom 10% receiving 1 star. The Morningstar Rating for stocks is based on the difference between a stock's current market price and our analyst-generated fair value estimate. It also incorporates our assessment of the company's level of business risk and economic moat, or competitive advantage.

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

Growth Strategies

Our mission is to create great products that help investors reach their financial goals. In keeping with our mission, we are pursuing five key growth strategies, which we describe below. We review our growth strategies on a regular basis and refine them as we monitor changes in our business. In 2008, we decided to eliminate expanding the range of services we offer as a separate strategic objective because we’re not pursuing it apart from our other objectives. We added two new strategic objectives: build thought leadership in independent investment research and create a premier global investment database. These aren’t new initiatives for us, but we believe identifying them as strategic objectives will help investors better understand our priorities and how we think about running our business.

1.                                   Enhance our position in each of our key market segments by focusing on our three major Internet-based platforms.

We believe that individual investors, financial advisors, and institutional clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To help meet this need, one of our key strategies is to focus our product offerings on our three major platforms:

•                  Morningstar.com for individual investors;

•                  Morningstar Advisor Workstation for financial advisors; and

•                  Morningstar Direct for institutional investment research professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. We believe we can achieve deeper penetration of our current audiences with each of these platforms, as well as extend their reach to new customers. With Morningstar.com, we’re continuing to expand the range of content and functionality to increase the site’s page views and Premium members. We’re also working on integrating our global Web sites to leverage our development resources and attract more advertising sales outside the United States. With Advisor Workstation, we plan to build on our large installed base by continuing to add functionality, such as portfolio accounting, client management, and retirement income tools, which will help us reach more advisors around the world. With Morningstar Direct, we plan to continue an aggressive development program to provide data and analysis on securities and investments around the world. We’re focusing on expanding functionality, selling more licenses to existing clients, and reaching new market segments.

2.                                   Become a global leader in funds-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, funds-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets—including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors—totaled approximately $1.7 trillion in 2008. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

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

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet specific investment time horizons and risk levels. Through our Retirement Advice platform, which includes Morningstar Retirement Manager and Advice by Ibbotson, we also offer managed retirement account services. We offer these managed accounts for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which select investment options and make retirement planning choices for the participants. We believe that retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning. In addition, the Pension Protection Act of 2006 may encourage plan sponsors to adopt managed accounts as a default investment option. As of December 31, 2008, we had $1.6 billion in assets under management through Morningstar Managed Portfolios and $11.0 billion in assets under management in our managed retirement accounts.

In addition to the assets we manage directly, we had a total of $66.2 billion in assets under advisement in our Investment Consulting business as of December 31, 2008. Our consulting business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We see continued potential to develop this part of our business, including in markets outside the United States. We plan to continue building this business by focusing on performance and client support, building new relationships, and developing new portfolio strategies and products.

3.                                   Continue building thought leadership in independent investment research.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue building investment insights that empower investors and focus our research efforts in four major areas:

•                  Extend leadership position in fund research to additional markets outside the United States. Over the past several years, we have expanded our analyst coverage in fund markets outside of the United States. We’ve been working to build an integrated team of locally based fund experts who can help us develop a leadership position in additional markets around the world. As of December 31, 2008, we had 75 fund analysts globally, including teams in North America, Europe, and Asia. We currently produce qualitative analyst research on about 1,000 funds outside the United States and plan to continue building our coverage of funds based in Europe and Asia.

•                  Expand and leverage our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund’s portfolio. As of December 31, 2008, we provided analyst research on more than 2,250 companies. We’ve focused on building both depth and breadth of coverage by adding additional coverage on initial public offerings and other areas. Building a global equity capability with broad coverage has long been one of our strategic goals. We’re committed to maintaining the broad, high-quality coverage we’ve become known for as one of the largest providers of independent equity research.

We currently provide research to six major investment banks under the terms of the Global Analyst Research Settlement, which covers the five-year period ending in July 2009. In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement (the Global Analyst Research Settlement) with the Securities and Exchange Commission (SEC), the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement has been designated for independent research over a period of five years, with the independent research to be provided by companies that are not engaged in the investment banking industry. Each firm involved in the settlement is required to provide research from at least three providers of independent research that are not engaged in the investment banking industry. We have entered into agreements with six of these banks to provide independent equity research under the terms of the settlement. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research to their clients. For further discussion about this issue, see Item 1A — Risk Factors.

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

•                  Expand our capabilities in hedge fund research. We plan to expand our research and data on hedge funds with the goal of making the hedge fund industry more transparent to investors. Hedge funds worldwide held about $2.7 trillion in single-fund assets under administration as of November 2008, based on HFM Week’s Hedge Fund Administrator’s Survey. Offering data on hedge funds is a natural extension of our work on other managed investment vehicles. We now provide comprehensive data on about 8,400 hedge funds.

•                  Enhance our retirement income capabilities. As the baby boom generation approaches retirement, we believe many investors will need more information to help them manage income during retirement. We believe these trends will lead to a greater need for information and tools focusing on retirement income planning and long-term savings strategies. We currently offer Retirement Income Strategist, a Web-based financial planning tool that allows financial advisors to create comprehensive income analyses for clients who are in or approaching retirement, as part of our Advisor Workstation platform. We’ve developed several retirement income services for institutional clients within our Investment Consulting area, and we plan to incorporate additional retirement income tools and services in other products over the next several years.

4.                                   Create a premier global investment database.

We plan to expand our product offerings to better meet the needs of investors. We plan to continue building or acquiring new databases for additional types of investments, including various types of funds outside the United States and other widely used investment products.

We currently provide extensive data on mutual funds, stocks, hedge funds, separate accounts, variable annuities, pension and life funds, exchange-traded funds, closed-end funds, 529 plans, and capital markets. With our acquisition of Tenfore Systems Limited, we now offer real-time stock quotes from nearly all of the world’s major stock exchanges, as well as a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

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

Over the past several years, we’ve developed a series of proprietary investment indexes that leverage our investment data. The Morningstar Indexes are rooted in our proprietary research and can be used for precise asset allocation and benchmarking and as tools for portfolio construction and market analysis. All of our indexes are based on transparent, rules-based methodologies that are back-tested and supported by original research papers. Consistent methodology and objective rules make the indexes well-suited for creating index-linked investment products, such as exchange-traded funds, mutual funds, and structured products. We’ve significantly expanded the range of indexes we offer and plan to continue building our index business, including in markets outside of the United States.

5.                                   Expand our international brand presence, products, and services.

Over the past several years, we have expanded our product offerings outside the United States. Our recent acquisitions of several Hemscott businesses, Fundamental Data Limited, Tenfore Systems Limited, and InvestData (Proprietary) Limited, (described in more detail below) all significantly expanded our operations outside of the United States. Our operations outside of the United States generated $121.4 million in revenue in 2008, including $19.4 million from acquisitions, compared with $89.7 million in 2007. We plan to continue expanding our non-U.S. operations to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world’s investable assets are located outside of the United States, we believe there are significant opportunities for us in non-U.S. markets. Our strategy is to focus our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct. We also plan to increase our sales staff, build a larger analyst team outside the United States, and explore new markets, such as India, Latin America, and South Africa.

Acquisitions

The majority of our revenue has been driven by organic growth as we’ve introduced new products and services and expanded our marketing efforts for existing products. However, we have made and expect to continue making selective acquisitions that support our five growth strategies. In reviewing potential acquisitions, we plan to focus on transactions that:

•      offer a good strategic fit with our mission of creating great products that help investors reach their financial goals;

•      help us build our proprietary investment databases, research capabilities, technical expertise, or customer base faster and more cost effectively than we could if we built them ourselves; and

•      offer a good cultural fit with our entrepreneurial spirit and brand leadership.

The table below summarizes our recent acquisitions:

Acquisition	Description	Date Completed	Purchase Price*
Hemscott data, media, and investor relations Web site businesses

U.K.-based operation providing more than 20 years of comprehensive fundamental data on publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; free and paid investment research sites and data services; online investor relations services in the United Kingdom

		January 9, 2008	$51.3 million
Financial Computer Support, Inc.	Leading provider of practice management software for independent advisors	September 2, 2008	$4.9 million
Fundamental Data Limited	Leading provider of data on closed-end funds in the United Kingdom	October 2, 2008	$18.6 million
10-K Wizard Technology, LLC	Leading provider of SEC filing research and alert services	December 4, 2008	$ 11.5 million
Tenfore Systems Limited	Global provider of real-time market data and financial data workstations based in the United Kingdom	December 17, 2008	$19.2 million
InvestData (Proprietary) Limited	Leading provider of fund information in South Africa	December 29, 2008	Not disclosed

*Total purchase price less cash acquired.

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

Beginning in 2009, we will be changing our segment reporting to focus on two segments: Investment Information and Investment Management. For more information, see page 56 of Management’s Discussion and Analysis. The discussion below is based on the three operating segments that were in place through 2008.

The table below shows our revenue by business segment for each of the past three years:

	2008		2007		2006
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Individual	$107,630	21.4%	$97,299	22.4%	$80,706	25.6%
Advisor	127,598	25.4	115,739	26.6	94,694	30.0
Institutional	276,792	55.1	230,329	52.9	146,085	46.4
Elimination of intersegment revenue	(9,563)	(1.9)	(8,260)	(1.9)	(6,310)	(2.0)
Consolidated revenue	$502,457	100.0%	$435,107	100.0%	$315,175	100.0%

For information on segment operating income (loss), refer to Note 4 of the Notes to our Consolidated Financial Statements.

Individual Segment

For individual investors, our largest product based on revenue is our Web site, Morningstar.com, which includes our Premium Membership service and sales of Internet advertising space. Morningstar.com is consistently mentioned in major business publications as one of the best investment sites on the Web. Our Individual business segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through the Premium Membership service on Morningstar.com. Our independent equity research is also distributed through six banks to meet the requirement for independent research under the Global Analyst Research Settlement, which we describe in more detail on pages 4 and 8.

In addition, we distribute our research to several other companies that provide our analyst reports and research to their affiliated financial advisors or to individual investors.

We also offer several print and online publications focusing on stocks, mutual funds, personal finance, and other investing topics, including newsletters and other publications for investors in Australia. In 2008, about 13% of Individual segment revenue was from outside of the United States. Our Web sites and publications for individual investors reach approximately 6.5 million investors worldwide.

Within the Individual business segment, most of our products target experienced investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners. Our client base in this segment consists of more than 260,000 paying customers, including Premium members of Morningstar.com and Hemscott.com as well as approximately 79,000 subscribers who purchase our investment newsletters designed for individual investors. Approximately 3,800 public and private libraries in the United States subscribe to our services. We also offer a series of books and workbooks about investing, as well as formatted printable reports on individual securities.

We promote our individual investor products primarily through traditional direct mail, e-mail, promotions on our 24 investor Web sites worldwide, public relations, and advertising on related Web sites.

Our strategy is to increase the number of investors who sign up for Morningstar.com Premium Membership by continuing to develop and promote Premium content to registered users and other investors. We use search marketing as a core marketing strategy for Morningstar.com. This includes working to optimize our site’s ranking in the search results that appear when users search for information about investing and purchasing advertisements on third-party sites such as Yahoo! and Google that can bring investors to relevant content on Morningstar.com.

In the Individual business segment, we compete with the personal finance Web sites of AOL Money & Finance, Google Finance, MarketWatch, MSN Money, The Motley Fool, The Street.com, The Wall Street Journal Online, and Yahoo! Finance. Our print publications compete with Agora Publishing, Forbes, The Motley Fool, Phillips Investment Resources, and Value Line in the United States and Fat Prophets, Intelligent Investor, and The Rivkin Report in Australia. Our Equity Research services compete with Renaissance Capital, Standard & Poor’s, Value Line, Zacks Investment Research, and several smaller research firms.

We believe the Individual segment has a modest amount of seasonality. The first quarter tends to show more sales activity for Premium Membership on Morningstar.com and our annual reference guides, including the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook. Sales in the Individual segment tend to be slightly lower over the spring and summer months. However, our diversified product base and recognizing revenue ratably over the term of each subscription moderates the impact of this seasonality.

Our largest customer in the Individual segment made up approximately 7% of segment revenue in 2008.

Morningstar.com

Our largest Web site for individual investors is Morningstar.com in the United States. As of December 31, 2008, the free membership services offered through Morningstar.com had more than 6.4 million registered users worldwide, who have access to comprehensive data on individual stocks, mutual funds, exchange-traded funds, hedge funds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, Morningstar articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray, which helps investors reduce risk and understand key characteristics of their portfolios, and a variety of other portfolio tools.

We also offer free local Web sites for investors in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, the Netherlands, New Zealand, Norway, People’s Republic of China, Singapore, Spain, Sweden, Switzerland, Taiwan, and the United Kingdom.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 2,250 stocks, 2,000 mutual funds, and 300 exchange-traded funds, as well as Analyst Picks and Pans, Stewardship Grades, and Premium Stock and Fund Screeners. We currently offer Premium Membership services in Australia, China, the United Kingdom, and the United States.

In 2008, we completed a site redesign and new home page for Morningstar.com. We also continued adding content to the site, including global indexes, a yield curve, real-time quotes for key market indexes, and new commodity quote and report sections.

We also expanded video content on the site and introduced new features that allow users to share their portfolios with other users and see personalized Morningstar Ratings on their portfolios.

As of December 31, 2008, we had 177,518 paid Premium subscribers for Morningstar.com in the United States plus an additional 3,200 Premium subscribers in China. Following our January 2008 acquisition of the Hemscott businesses, we had 1,600 Premium subscribers to Hemscott.com in the United Kingdom. We currently charge $18.95 for a monthly subscription, $174 for an annual subscription, $289 for a two-year subscription, and $389 for a three-year subscription for Morningstar.com’s Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com is one of our five largest products based on revenue and was the largest product in the Individual segment in 2008. This product accounted for 8.6% of our consolidated revenue in 2007 and 2008, compared with 9.9% in 2006.

Morningstar Equity Research

As of December 31, 2008, we offered independent equity research on more than 2,250 companies. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm’s competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company’s economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company’s competitive advantage relative to other companies. For the remaining stocks included in our database, we offer quantitative grades for growth, profitability, and financial health, as well as an explanation of the company’s business operations. We currently deliver our equity research to individual investors as part of our Premium Membership service on Morningstar.com and to six major investment banks under the terms of the Global Analyst Research Settlement, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

The independent equity research we’re providing under the terms of the Global Analyst Research Settlement accounted for approximately 4% of our consolidated revenue in 2008 and 20% of revenue in the Individual segment. The period during which investment banks are required to provide independent equity research to their clients will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research to their clients. We don’t know how much of this business we’ll retain after the settlement period expires, but we expect this research revenue to decline significantly. For further discussion about this issue, see Item 1A — Risk Factors.

We have significantly expanded our equity research coverage over the past several years. We currently provide analyst reports on virtually all of the most widely held stocks in the S&P 500 index, as well as numerous companies included in other indexes. We had 128 stock analysts around the world as of December 31, 2008, compared with 112 as of December 31, 2007.

In 2008, we introduced a new research service that provides coverage on initial public offerings. We incorporated more of our analyst research into Morningstar Advisor Workstation through the new Morningstar Analyst Research Center. We also unveiled Morningstar Select Equity, a new Web portal that allows institutional clients to quickly access research from our analysts, including company reports, discounted cash flow models, research notes, notes from company visits, guidance lists, and more. We also expanded our internal product and sales staff that works on marketing our research to financial advisors and buy-side firms.

Pricing for Morningstar Equity Research varies based on the level of distribution, the number of securities covered, the amount of custom coverage required, and the length of the contract term. Morningstar Equity Research, which primarily consists of revenue related to the Global Analyst Research Settlement, was the second-largest product in the Individual segment based on revenue in 2008, following Morningstar.com.

Newsletters and Other Publications

We offer a variety of print and electronic publications about investing. Some of these include Morningstar Mutual Funds, a reference publication that features our signature one-page reports on approximately 1,500 mutual funds; Morningstar FundInvestor, a monthly newsletter that provides information and insight on 500 of the most popular mutual funds and a list of 150 Analyst Picks; Morningstar StockInvestor, a monthly newsletter that focuses on companies with strong competitive positions and stock prices that we believe are low enough to provide investors with a margin of safety; and the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook, a definitive study of historical capital markets data in the United States. In addition, we offer several other investment newsletters and a series of books about investing in stocks and funds, which are available directly from us and in bookstores. In 2008, we launched four new investment newsletters: Morningstar InternationalInvestor, Morningstar HealthcareObserver, Morningstar Opportunistic Investor, and Morningstar OptionInvestor.

Our Individual segment also includes several publications for investors in Australia, including IFA Magazine, Australia’s leading magazine for independent financial advisors, and Your Money Weekly, which focuses on investment recommendations and portfolios ideas for companies listed in Australia.

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

We sell our advisor-related products both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing enterprise to use our products. Most of our license agreements in the Advisor segment have terms ranging from one to three years. As of December 31, 2008, we had established relationships with approximately 260,000 financial advisors around the world. Approximately 15% of our Advisor segment revenue was from international sales in 2008. In addition to the U.S. versions of our Advisor products, we offer products for financial advisors in a variety of other countries. For example, we have versions of Advisor Workstation tailored for use in Asia, Australia, Canada, and Europe, and we offer a product similar to Principia in Canada.

Our products for advisors are sold primarily through our sales force, with promotional support from direct mail, online and print advertising, public relations, and conference exhibits. We also use the annual Morningstar Investment Conference to promote our offerings for advisors. We believe that there are opportunities to increase Advisor Workstation sales by attracting additional brokerage firms and investment advisors and increasing revenue per license from existing clients by expanding the amount of functionality licensed. We plan to expand our offerings for financial advisors outside the United States. Our primary competitors in the Advisor segment include Advent Software, Albridge Solutions, eMoney Advisor, MoneyGuide Pro, NaviPlan, Schwab Portfolio Center, Standard & Poor’s, SunGard, Thomson Reuters, and Wall Street OnDemand. For Morningstar Managed Portfolios, our primary competitors are AssetMark, Brinker Capital, Envestnet PMC, FundQuest, Genworth, SEI Investments, and Symmetry Partners.

In the Advisor segment, we historically had higher revenue growth in the second quarter because we hold an investment conference in May. Other products in this segment generally have not shown marked seasonality.

Our largest customer in this segment accounted for approximately 3% of segment revenue in 2008.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a Web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm’s back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, ETFs, hedge funds, and closed-end funds. As of December 31, 2008, about 190,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Advisor Workstation Enterprise Edition includes a variety of modules, including Retirement Income Strategist, Retirement Income Education Center, Portfolio Builder, Hypothetical Illustrator, and a variety of tools to measure the relative cost and portfolio fit of various types of investments. These modules can be purchased as stand-alone products or combined as part of a full Workstation license. Pricing for the Enterprise Edition varies based on the number of users, as well as the level of functionality offered. We typically charge about $3,100 per licensed user for a base configuration of Enterprise Edition, but pricing varies significantly based on the scope of the license. For clients who purchase more limited tools-only licenses, the price per user is substantially less. We generally charge $5,000 per user for an annual license for Office Edition.

In 2008, we introduced an in-retirement solution for Portfolio Builder that incorporates asset allocation research from Ibbotson Associates, launched a new Variable Annuity Analyzer tool, and upgraded our technology platform and development process. We also introduced a new Analyst Research Center, which allows financial advisors to access Morningstar’s library of independent research on stocks, initial public offerings, mutual funds, and ETFs. We continued expanding Portfolio Builder modules globally, with new launches in Sweden and Norway in 2008.

With Office Edition, we created a new investment planning module, added additional portfolio accounting functionality, and introduced a new back-office service bureau. We also began selling a local version of Office Edition in Italy in 2008.

Morningstar Advisor Workstation is one of our five largest products based on revenue and made up 13.3%, 12.6%, and 13.7% of our consolidated revenue in 2008, 2007, and 2006, respectively.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 43,019 subscriptions as of December 31, 2008. The modules offered in Principia provide data on mutual funds, stocks, separate accounts, variable annuity/life subaccounts, closed-end funds, defined contribution plans, asset allocation, presentations and education, and exchange-traded funds. Each module is available separately or together and features searching, screening, and ranking tools. Principia allows advisors to create integrated portfolios for clients and offers three-page Portfolio Snapshot reports that provide a comprehensive picture of the client’s portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients.

In 2008, we added a new exchange-traded funds module to the Principia product line based on client feedback and market demand.

Principia prices generally range from approximately $675 per year for monthly updates on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $5,885 for all investment universes plus additional modules for asset allocation, defined contribution plans, and presentations and education.

Principia is one of our five largest products based on revenue and accounted for 5.5%, 6.6%, and 9.1% of our consolidated revenue in 2008, 2007, and 2006, respectively.

Morningstar Managed Portfolios

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. This program is only available through financial advisors. Our team of investment professionals uses a disciplined process for asset allocation, fund selection, and portfolio construction. They actively monitor the portfolios and make adjustments as needed. We complement these asset management services with online client-management functions such as risk profiling and access to client statements, transaction capabilities, and performance reports.

We had approximately $1.6 billion in assets under management with about 1,700 financial advisors using the service as of December 31, 2008. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client’s average daily portfolio balance. Fees for our mutual fund and exchange-traded fund portfolios generally range from 20 to 40 basis points. We charge 55 basis points for the Select Stock Baskets, which are a managed account service consisting of individually customized stock portfolios based on Morningstar’s proprietary indexes and independent equity research.

In 2008, we began incorporating Ibbotson Associates’ asset allocation recommendations in our mutual fund and ETF portfolios. We also expanded the Select Stock Baskets. Advisors can now provide their clients with investable versions of the Dividend, Hare, and Tortoise portfolios featured in our investment newsletters. We also launched a series of mutual-fund portfolios aimed at different stages of retirement with varying drawdown needs.

In addition, we made several important upgrades to our technology and operations during 2008. We launched a “middle office” that allows us to directly connect with custodians, trade portfolios on their platforms, and provide daily account reconciliations.

The Morningstar Managed Portfolios program is offered through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of FINRA, and wholly owned subsidiary of Morningstar, Inc.

In addition to the products described above, we offer a series of FINRA-reviewed Financial Communications materials that advisors can use to educate clients about asset allocation and demonstrate other key investment concepts. In addition, we offer free Web sites, paid advisor conferences, and a magazine for advisors.

Institutional Segment

For institutional clients, our largest products and services based on revenue include:

•                  Licensed Data, a set of investment data spanning the complete range of Morningstar’s data, available through electronic  feeds;

•                  Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities;

•                  Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and

•                  Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms.

The Institutional segment also includes Licensed Tools and Content, a set of online tools and editorial content designed for institutions to use in their Web sites and software; Morningstar EnCorr, an asset allocation software package; Investment Profiles & Guides, which are designed for institutions to use in communicating investment information to individual investors; Morningstar Indexes, a growing product line that currently covers U.S. equities (by style, capitalization, sector, and dividend), commodities, bonds, and equity focus index families; and financial information and data feeds on Australian stocks, which we sell to stock brokers, information providers, and financial Web sites.

As of December 31, 2008, we served approximately 3,300 clients through our Institutional segment, including banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan sponsors and providers. We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. Across the Institutional segment, we’ve established relationships with many of the largest companies in the financial services industry, including AEGON/Transamerica, ING, Fidelity, and Wells Fargo. Approximately 33% of our institutional segment revenue is from outside of the United States—primarily in Australia, Canada, and various countries in Europe. We typically sell our institutional products based on a contract term of one to three years.

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

For Licensed Data, our primary competitors are Bloomberg, Eurekahedge, eVestment Alliance, FactSet Research Systems, Hedge Fund Research, Inc., Standard & Poor’s, and Thomson Reuters. For Morningstar Direct, our primary competitors are eVestment Alliance, FactSet Research Systems, Informa PSN, Style Research Limited, Thomson Reuters, Wilshire, and Zephyr Associates. Our Investment Consulting business competes primarily with Mercer, Russell Investments, and Wilshire Associates, as well as some smaller firms in the retirement consulting business. In the retirement advice market, we compete primarily with Financial Engines, Guided Choice, Mesirow Financial, and ProManage.

Most products within our Institutional segment have not shown pronounced seasonality.

Our largest customer in the Institutional segment accounted for approximately 7% of segment revenue in 2008.

Licensed Data

Our Licensed Data service gives institutions access to a set of proprietary investment data spanning the full range of our investment data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Licensed Data in a variety of investor communications, including Web sites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Licensed Data through electronic data feeds and provide daily updates to clients. Pricing for Licensed Data is based on the number of funds or other securities covered, the amount of information provided for each security, and the level of distribution.

In 2008, we introduced data licenses covering our Global Document Library, which allows users to easily access PDF and HTML versions of SEC filings; new glide path data and images that allow clients to compare investment strategies and conduct competitive analysis on lifecycle funds; new information on future fund distributions; and a global data warehouse that incorporates data in multiple currencies and country-specific data points. We also added new databases covering investments based in Japan, Israel, Thailand, South Korea, and Mexico. During 2008, FINRA and the British Columbia Securities Commission both selected Morningstar data for use in their member tools and Web sites.

Several of our recent acquisitions have expanded the range of data we provide through our Licensed Data service. Following our acquisition of Tenfore Systems Limited, we now offer real-time stock quotes from nearly all of the world’s major stock exchanges, as well as a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics. During 2008, we also added data on funds based in South Africa (through InvestData), SEC filing research and alert services (through 10-K Wizard Technology, LLC), additional data on closed-end funds in the United Kingdom (through Fundamental Data Limited), and more than 20 years of comprehensive fundamental data on publicly listed companies in the United States, Canada, the United Kingdom, and Ireland (through our purchase of several Hemscott businesses).

Licensed Data was our largest product in 2008 and accounted for 15.6%, 13.6%, and 12.0%, of our consolidated revenue in 2008, 2007, and 2006, respectively.

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

In 2008, Morningstar Associates expanded its services to include fund lineup selection services for 403(b) plans, which are defined contribution plans for educational and non-profit institutions.

We significantly expanded our Investment Consulting area in 2006 when we acquired Ibbotson Associates, which has a well-established consulting business that began in 1977. Ibbotson’s Investment Consulting unit is a leading authority on asset allocation and draws on its knowledge of capital markets and portfolio building to construct portfolios from the top down, starting at the asset class level. Ibbotson develops customized asset allocation programs for mutual fund firms, banks, broker-dealers, and insurance companies.

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

In 2008, Ibbotson expanded the range of portfolios and asset allocation solutions by launching portfolios that help investors incorporate alternative investment types with traditional asset classes, introducing a series of more actively managed momentum portfolios, and continuing to develop solutions that provide guidance on how much of an investor’s portfolio should be allocated to variable or immediate annuities.

Pricing for the consulting services we provide through both Morningstar Associates and Ibbotson Associates is based on the scope of work and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for a mutual fund or variable annuity.

Investment Consulting was our second-largest product based on revenue in 2008 and accounted for 15.5%, 17.4%, and 14.8% of our consolidated revenue in 2008, 2007, and 2006 respectively.

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

In 2008, we significantly upgraded the functionality, content, and data included in Morningstar Direct. Major features added include additional tools for performance reporting and customized output reports, functionality that allows users to incorporate tools from Microsoft Excel, a Global Document Library that allows users to easily access PDF and HTML versions of SEC filings, expanded portfolio data including shorts and derivatives, expanded data coverage on several investment types outside of the United States, expanded stock ownership data, and more than 400 new data points on individual stocks. We also implemented a new sales and service structure to better align our sales and marketing efforts with market needs and provide clients with more targeted training and support.

In early 2009, we introduced a new version of Morningstar Direct that incorporates holdings-based performance attribution. This new functionality allows users to quantify and analyze the impact of portfolio decisions, like sector weightings or security selection, on equity performance.

Morningstar Direct had 2,961 licensed users worldwide as of December 31, 2008.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $16,000 for the first user, $10,500 for the second user, and $8,000 for each additional user.

Retirement Advice

We offer two Retirement Advice offerings that help retirement plan participants plan and invest for retirement: Morningstar Retirement Manager, a service of Morningstar Associates, LLC, and Advice by Ibbotson, a service of Ibbotson Associates, Inc.  Both companies are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc.

Morningstar Retirement Manager is designed to help retirement plan participants determine how much to invest and which investments are most appropriate for their portfolios. It gives guidance explaining whether participants’ suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific fund recommendations. Morningstar Retirement Manager includes a managed account service designed for plan participants who choose to delegate management of their portfolios to Morningstar’s investment professionals. We offer these services primarily through retirement plan providers—typically third-party asset management companies or companies that offer administrative services to retirement plans. These providers often offer proprietary mutual funds to retirement plan sponsors and their participants.

In 2008, we developed a new service through Morningstar Retirement Manager that allows retirement plan providers and sponsors to develop custom target retirement date or lifestyle portfolios using the plan’s investment lineup. We also created functionality to allow our managed account service to be used as a qualified default investment alternative (QDIA) under the Pension Protection Act of 2006 and expanded the range of plans and contribution types supported by the platform.

As of December 31, 2008, approximately 8.3 million plan participants had access to Morningstar Retirement Manager through approximately 72,000 plan sponsors and 17 plan providers. Pricing for Morningstar Retirement Manager depends on the number of participants, as well as the level of service we provide.

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

In 2008, we began working with large plan providers—a new area for Ibbotson Associates—to build customized target-date portfolios based on specific plan participant demographics. This allows us to create portfolios using a variety of best-of-breed managers from different investment companies instead of the single-company approach offered in most packaged target-date funds.

As of December 31, 2008, approximately 8.9 million plan participants had access to Advice by Ibbotson through approximately 68,000 plan sponsors and seven plan providers. Pricing for Advice by Ibbotson depends on the number of participants, as well as the level of service we provide.

Morningstar Indexes

We offer an extensive set of investment indexes that can be used to benchmark the market and create investment products. Our index family includes a series of U.S. equity indexes that track the U.S. market by capitalization, sector, and investment style; a dividend index; a focused stock index capturing performance of “wide moat” stocks with the best valuations; a series of bond indexes that track the U.S. market by sector and term structure; global bond indexes; commodity indexes; and asset allocation indexes. Investment firms can license the Morningstar Indexes to create investment vehicles, including mutual funds, ETFs, and derivative securities. We charge licensing fees for the Morningstar Indexes, with fees consisting of an annual licensing fee as well as fees linked to assets under management.

We currently license the Morningstar Indexes to several institutions which offer exchange-traded funds or exchange-traded notes based on the indexes, including Barclays Global Investors, First Trust, Merrill Lynch, and Claymore Investments.

In 2008, we expanded our bond indexes to include a series of international indexes, including European bond indexes. We plan to continue expanding our index lineup in 2009 with additional global indexes and series of target-date and target-risk benchmarks that incorporate Ibbotson’s asset allocation research and combine components from our other indexes. In early 2009, we introduced a series of asset allocation indexes that incorporate research from Ibbotson Associates and combine components from our other indexes to create 10 post-retirement and three pre-retirement indexes. We believe we’re the only index provider that offers indexes spanning all asset categories, which allows us to develop indexes that blend various asset classes.

Marketing and Sales

We promote our print, software, Web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking sales, forecasting sales, and other tasks to support our sales team. Across all three of our segments, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 380 sales and marketing professionals on staff as of December 31, 2008.

International Operations

We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries doing business in each of the following countries: Australia, Canada, France, Germany, India, Italy, Japan, the Netherlands, New Zealand, Norway, People’s Republic of China (both Hong Kong and the mainland), Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, and the United Kingdom. See Note 4 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

In addition, we hold minority ownership positions in operating companies based in Denmark, Japan, Korea, and Sweden. As of December 31, 2008, we owned approximately 34% of the outstanding shares in Morningstar Japan K.K. (Morningstar Japan) and our share had a market value of approximately $33 million. Morningstar Japan is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 8 of the Notes to our Consolidated Financial Statements for information on our investments in unconsolidated entities.

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

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we maintain operating companies. As we move into new countries, we consider adding to these registrations and, in some jurisdictions, register certain product identifiers as well. We have registered our name and/or logo in numerous countries and the European Union and have applied for registrations in several other countries.

From time to time, we encounter jurisdictions in which one or more third parties have a pre-existing trademark registration in certain relevant international classes that may prevent us from registering our own marks in those jurisdictions. It is possible that our continued ability to use the “Morningstar” name or logo, either on a stand-alone basis or in association with certain products or services, could be compromised in those jurisdictions because of these pre-existing registrations. Similarly, from time to time, we encounter situations in certain jurisdictions where one or more third parties are already using the Morningstar name, either as part of a registered corporate name, a registered domain name or otherwise. Our ability to effectively market certain products and/or services in those locations could be adversely affected by these pre-existing usages.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks or service marks that we use:

Advice by Ibbotson ®	Morningstar ® Managed Portfolios SM
Hemscott ®	Morningstar ® Managed Portfolios SM Select Stock Baskets
Ibbotson ® SBBI ®	Morningstar ® Mutual Funds TM
Morningstar® Advisor Workstation SM	Morningstar ® OptionsInvestor TM
Morningstar® Advisor Workstation SM Enterprise Edition	Morningstar ® Ownership Zone SM
Morningstar® Advisor Workstation SM Office Edition	Morningstar ® Portfolio Builder SM
Morningstar® Analyst Research Center	Morningstar® Portfolio X-Ray ®
Morningstar Direct SM	Morningstar ® Principia ®
Morningstar ® EnCorr ®	Morningstar Rating TM
Morningstar ® Equity Research Services SM	Morningstar ® Retirement Income Strategist SM
Morningstar ® Essentials TM	Morningstar ® Retirement Manager SM
Morningstar ® ETFInvestor TM	Morningstar® Site Builder SM
Morningstar ® FundInvestor TM	Morningstar ® Stewardship Grade SM
Morningstar ® Global Document Library SM	Morningstar ® StockInvestor TM
Morningstar ® HealthcareObserver TM	Morningstar Style Box TM
Morningstar ® Investment Profiles TM	Morningstar ® Wide Moat Focus SM Index
Morningstar ® Licensed Data SM	Morningstar.com ®
Morningstar ® Licensed Tools and Content

In addition to trademarks, we currently hold five patents (three in the United States, one in the United Kingdom, and one in Canada). We are in the process of registering another patent in the United States. We believe these patents represent our commitment to developing innovative products and tools for investors.

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

In the ordinary course of our business, we obtain and use intellectual property from a wide variety of sources. We license some of this intellectual property from third parties and obtain other portions of it directly from public filings.

Seasonality

We believe our business has a modest amount of seasonality. Some of our smaller products, such as the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook and one of our investment conferences, generate the majority of their revenue in the first or second quarter of the year. Most of our products are sold with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products. Refer to the discussion in Business Segments, Products, and Services above for additional information on the seasonality of each segment.

Largest Customer

In 2008, our largest customer accounted for less than 5% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past five years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our major competitors include Thomson Reuters; Standard & Poor’s, a division of The McGraw-Hill Companies; Bloomberg; and Yahoo!. These companies have financial resources that are significantly greater than ours. We also have a number of smaller competitors in each of our three business segments, which we discuss in Business Segments, Products, and Services above. Most of our competitors compete with individual products or segments of our business; we are not aware of any company that offers substantially similar product solutions in all three of our segments.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment analysis and analytics, design, product reliability, and value of the products and services provided.

Competitors by Product

	Licensed Data	Investment Consulting	Morningstar Advisor Workstation	Morningstar.com	Principia	Morningstar Direct
Advent Software			•		•
Bloomberg	•			•		•
eVestment Alliance	•					•
FactSet Research Services	•					•
Financial Express	•		•
Interactive Data Corporation	•
Mercer		•				•
MSN Money				•
News Corporation*				•
Standard & Poor’s	•		•
Thomson Reuters**	•		•		•	•
Van Eyk Research				•
Wilshire Associates		•				•
Yahoo!				•
Zephyr Associates						•

*   News Corporation includes Dow Jones, MarketWatch, and SmartMoney

**  Thomson Reuters includes Lipper

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have also built a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own Web sites and build our own software applications rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2008, our technology team consisted of approximately 500 programmers and technology and infrastructure professionals.

In 2008, 2007, and 2006, our development expense represented 8.0%, 8.1%, and 9.4%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

Government Regulation

United States

Investment advisory and broker-dealer businesses are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Financial services companies are among the nation’s most extensively regulated. The SEC is responsible for enforcing the federal securities laws and oversees federally registered investment advisors and broker-dealers.

As of December 31, 2008, four of our subsidiaries, Ibbotson Associates, Inc., Ibbotson Associates Advisors, LLC, Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions.

In addition, because these four subsidiaries  provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, they have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

We provide each of our investment advisor companies with financial, operational, and administrative support. However, each of them operates independently from other areas of Morningstar, using separate personnel and supervisory structures and making independent investment decisions.

Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (Exchange Act) and a member of FINRA. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations, including FINRA. Subject to approval by the SEC, FINRA adopts rules that govern its members. FINRA conducts periodic examinations of the operations of Morningstar Investment Services. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales capital structure, record-keeping, and the conduct of directors, officers, and employees. Violation of applicable regulations can result in the revocation of a broker-dealer license, the imposition of censures or fines, and the suspension or expulsion of a firm or its officers or employees. Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.

Additional legislation and regulations, including those relating to the activities of investment advisors and broker-dealers, changes in rules imposed by the SEC or other U.S. or non-U.S. regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our businesses may be materially affected not only by regulations applicable to it as an investment advisor or broker-dealer, but also by regulations that apply to companies generally.

Australia

In order to provide financial information services in Australia, our Australian subsidiaries, Morningstar Research Pty Limited (Morningstar Australia) and Morningstar Australasia Pty Limited, must hold an Australian Financial Services License and submit to the jurisdiction of the Australian Securities and Investments Commission (ASIC). This license requires Morningstar Australia and Morningstar Australasia to maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

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

Employees

We had approximately 2,375 employees as of December 31, 2008, including approximately 550 data analysts, 45 designers, 270 investment analysts (including consulting and quantitative research analysts), 500 programmers and technology staff, and 380 sales and marketing professionals. Our employees are not represented by any unions and we have never experienced a walkout or strike.

Executive Officers

As of March 1, 2009, we had 13 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	52	Chairman, Chief Executive Officer, and Director
Chris Boruff	43	President, Advisor Software
Peng Chen	38	President, Ibbotson Associates, Inc.
Scott Cooley	40	Chief Financial Officer
Bevin Desmond	42	President, International Division and Institutional Software
Catherine Gillis Odelbo	46	President, Equity Research
Tao Huang	46	Chief Operating Officer
Kunal Kapoor	33	President, Individual Investor Software
Elizabeth Kirscher	44	President, Data Services
Don Phillips	46	President, Fund Research and Managing Director
Patrick Reinkemeyer	43	President, Morningstar Associates LLC
Richard Robbins	46	General Counsel and Corporate Secretary
David W. Williams	48	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from our inception to 1996 and from 2000 to the present. He holds a bachelor’s degree in business administration from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business.

Chris Boruff

Chris Boruff has been the president of our advisor business since 2000 and became president of our advisor software business in 2009. He is responsible for overseeing strategy, development, and marketing associated with our software for financial advisors. He joined us in 1996 as product manager for Principia, and from 1997 to 1998, he served as senior product manager of advisor products. From 1999 to 2000, he served as vice president of advisor products, where he was responsible for all marketing related to financial advisors. He holds a bachelor’s degree in economics and psychology from Northwestern University.

Peng Chen

Peng Chen has been president of Ibbotson Associates, Inc. since August 2006. Prior to Morningstar’s acquisition of Ibbotson in 2006, he served as Ibbotson’s managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He received a bachelor’s degree in industrial management engineering from Harbin Institute of Technology and a master’s and doctorate degrees in consumer economics from The Ohio State University.

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

Bevin Desmond

Bevin Desmond has been president of our international business since 2000. She is responsible for identifying and developing our business in new countries, managing and directing operations, and launching new products. In 2009, Bevin took on additional responsibilities as president of institutional software, including oversight of Morningstar Direct and other institutional software platforms. She joined us in 1993 and was one of three employees who started our international business. From 1998 to 2000, she served as manager of all international ventures. She holds a bachelor’s degree in psychology from St. Mary’s College.

Catherine Gillis Odelbo

Catherine Gillis Odelbo has been president of our Individual segment since 2000 and became president of our equity research business in 2009. She joined us in 1988 as a mutual fund analyst and from 1999 to 2000 served as senior vice president of content development for the company, as well as publisher and editor of our stock and closed-end fund research. She holds a bachelor’s degree in American history from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business.

Tao Huang

Tao Huang has been our chief operating officer since 2000. He is responsible for corporate strategy and overseeing our business results and  day-to-day operations. He joined us in 1990 as a software developer and from 1996 to 1998 served as chief technology officer. From 1998 to 2000, he served as senior vice president of business development and head of international operations. He holds a bachelor’s degree in computer science from Hunan University in China, a master’s degree in computer science from Marquette University, and a master’s degree in business administration from The University of Chicago Booth School of Business.

Kunal Kapoor

Kunal Kapoor has been president of individual investor software since 2009. He joined us in 1997 as a data analyst and became a fund analyst in 1998. In 2001 he joined Morningstar Investment Services as a senior research analyst. He was named editor of Morningstar Mutual Funds in 2003, and in 2004 was appointed director of mutual fund analysis. In 2006, he was named director of business strategy for Morningstar’s international operations. He became president and chief investment officer of Morningstar Investment Services in 2007. Kunal holds a bachelor’s degree in economics and environmental policy from Monmouth College and a master’s degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst (CFA) designation and is a member of the Investment Analysts Society of Chicago.

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

Don Phillips

Don Phillips has been a managing director since 2000 and in 2009 took on additional responsibilities as president of fund research. He is responsible for overseeing our research on mutual funds, exchange-traded funds, and alternative investments. He joined us in 1986 as our first analyst. He served as our vice president and publisher from 1991 to 1996, as our president from 1996 to 1998, and as our chief executive officer from 1998 to 2000. He has served on our board of directors since August 1999. He also serves on the board of directors for Morningstar Japan. He holds a bachelor’s degree in English from the University of Texas and a master’s degree in American literature from The University of Chicago.

Patrick Reinkemeyer

Patrick Reinkemeyer has been president of Morningstar Associates LLC since October 2004. He is responsible for Morningstar’s investment consulting and retirement businesses. He joined us in 1996 and directed our print and software variable annuity/life products from 1996 to 1997. From 1998 until 2001, he was director of Morningstar’s investment consulting business. From 2001 until October 2004, he served as president of investment consulting.  He holds a bachelor’s degree in history from Middlebury College and a master’s degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst (CFA) designation and is a member of the Investment Analysts Society of Chicago.

Richard Robbins

Richard Robbins has been our general counsel and corporate secretary since August 2005. He is responsible for directing Morningstar’s legal department and managing our relationships with outside counsel. From May 1999 until he joined Morningstar, he was a partner at Sidley Austin Brown & Wood LLP (now Sidley Austin LLP), which he joined as an associate in August 1991. He holds bachelor’s and master’s degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

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

Company Information

We were incorporated in Illinois on May 16, 1984. Our corporate headquarters are located at 22 West Washington Street, Chicago, Illinois, 60602.

We maintain a Web site at http://corporate.morningstar.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these documents are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the SEC. We also post quarterly press releases on our financial results and other documents containing additional information related to our company on this site. We provide this Web site and the information contained in or connected to it for informational purposes only. That information is not part of this Annual Report on Form 10-K.

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

Continued downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

The global financial crisis that began in 2007 became significantly worse throughout 2008. Because of problems associated with investments in subprime mortgage and other securities, many high-profile companies in the financial sector have had to restructure their operations. Several large firms have declared bankruptcy, been acquired, accepted funding from the U.S. government, or otherwise restructured their operations.

In response to these events, the global financial markets have shown unusually high levels of volatility, which became increasingly severe as 2008 progressed. In response to the market upheaval, the mutual fund industry has experienced historically high levels of monthly net redemptions. Other investment vehicles have also suffered asset declines because of negative market performance and net redemptions.

We believe the disruption in the financial markets continues to cause widespread investor uncertainty, and the market downturn has also led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base.

Because of pressures related to the current crisis, institutional clients have become increasingly cautious and price-sensitive. Many of them have also implemented additional review processes for new contracts. Some institutional firms have also begun to provide certain services, particularly investment advisory services, in-house rather than hiring external service providers.

We can’t predict how long this situation will persist or what its ultimate impact will be on our financial results. If financial markets around the world continue to experience negative performance and volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, which are beyond our control.

Competition could reduce our share of the investment research market and hurt our financial performance.

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Thomson Reuters; Standard & Poor’s, a division of The McGraw-Hill Companies; Bloomberg; and Yahoo!. We compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Business Segments, Products, and Services section in Item 1—Business.

Many of our competitors have larger customer bases and significantly greater resources than we do. This may allow them to respond more quickly to new technologies and changes in demand for products and services, devote greater resources to developing and promoting their services, and make more attractive offers to potential clients, subscribers, and strategic partners. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions, reduced margins, or loss of market share, any of which could hurt our business, operating results, or financial condition.

If we do not maintain and increase the number of subscriptions and license agreements, our operating results could suffer.

We generate a substantial portion of our revenue from subscriptions and license agreements. In general, our subscriptions are paid in advance. We may be obligated to refund a portion of prepaid subscription fees when a customer cancels. Cancellations may have a negative impact on our revenue and cash position. Our license agreements, which typically do not allow for cancellation, have terms ranging from one to three years. Our future success depends on our maintaining (through renewals) and increasing (through new subscriptions and license agreements) the number of customers who pay for our investment research and services. Further, if the market for our products and services develops more slowly than we expect, or declines, and the number of customers who pay for our services does not increase, or declines, our business, operating results, or financial condition could suffer.

Certain products and services have historically made up a large percentage of our revenue base. Our business could suffer if sales of these products and services decline.

In 2008, our five largest products based on revenue (Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Principia) accounted for approximately 58% of our consolidated revenue. We believe that sales of these products and services will continue to make up a substantial portion of our consolidated revenue for the foreseeable future. If we experience a significant decline in sales of any of these products for any reason, it would have a material adverse impact on our revenue and could harm our business.

During 2008, one of our Investment Consulting clients informed us that it was not planning to renew its contract. Also, in the first quarter of 2009, we did not reach an agreement on renewal terms with another consulting client. Combined, these contracts represented about $17 million of revenue in 2008.

We also have significant revenue from the independent equity research we’re providing under the terms of the Global Analyst Research Settlement, which accounted for approximately 4% of our consolidated revenue and 20% of revenue in the Individual segment in 2008. In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement (the Global Analyst Research Settlement) with the SEC, the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement has been designated for independent research over a period of five years, with the independent research to be provided by companies that are not engaged in the investment banking industry. Each firm involved in the settlement is required to provide research from at least three providers of independent research that are not engaged in the investment banking industry. We have entered into agreements with six of these banks to provide independent equity research under the terms of the settlement.

The period during which investment banks are required to provide independent equity research to their clients will expire in July 2009. After the settlement period expires, the investment banks covered by it will no longer be required to provide independent investment research to their clients. We don’t know how much of this business we’ll retain after the settlement period expires, but we expect this research revenue to decline significantly.

Industry consolidation may adversely impact our competitive position, our relationships with our clients, and business results.

Industry consolidation in the financial services sector has accelerated because of the market downturn. We can’t predict the impact on our business if one of our clients is acquired. We may lose business following an acquisition of one of our clients if we’re not able to continue providing services or expand our business with the combined organization. Any loss of business because of increased consolidation could have a negative effect on our revenue and profitability.

The investment information industry is dominated by a few large players, and industry consolidation has increased in the past several years. If providers of data and investment analysis continue to consolidate, our competitive position may suffer.

Our revenue from asset-based fees could be affected by continued market declines.

Our fee-based asset management business has increased as a percentage of total revenue and become more important to our financial results. In 2008, revenue from asset-based fees made up approximately 13% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect that our fee-based revenue will show a corresponding decline.

Our results could suffer if the mutual fund industry experiences slower growth.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 25 years. Mutual fund assets may not continue to expand at the same rate in future years. Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence in mutual funds following the market-timing scandal that emerged in 2003 could reduce investor interest and investment activity in mutual funds. A slower growth rate in mutual fund assets could decrease demand for some of our products.

Our reputation and business may be harmed by allegations made about possible conflicts of interest.

We offer products and services to our institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional business generated revenue, before intersegment eliminations, of $276.8 million, or 55.1% of our consolidated revenue, in 2008, and $230.3 million, or 52.9% of our consolidated revenue, in 2007. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. We also provide investment advisory and investment management services. The fact that our institutional clients pay us for certain products and services as well as the fact that in some cases we make investment recommendations within the framework of client constraints may create the perception that our ratings, research, and recommendations are not impartial. This perception may undermine the confidence of our customers and potential customers in our reputation as a provider of independent research. Any such loss of confidence or damage to our reputation could hurt our business.

Our investment advisory operations may subject us to liability for any losses that result from a breach of our fiduciary duties.

Our investment advisory operations involve fiduciary obligations that require us to act in the best interests of our clients. We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. The current market downturn may increase the likelihood of legal action and claims that we have breached our fiduciary duties. Because we provided investment advisory services on more than $66.2 billion in assets as of December 31, 2008, we could face substantial liabilities if we breach our fiduciary duties.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

Changes in laws applicable to our investment advisory operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are a growing part of our overall business. Our acquisition of Ibbotson Associates in 2006 substantially increased our business in this area. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the

Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations may be subject to additional regulations in markets outside the United States. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business. The laws, rules, and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory services in the future, which could materially adversely affect our business, operating results, or financial condition.

We could be subject to fines, penalties, or other sanctions as a result of investigations by the New York Attorney General’s Office and the Department of Labor related to some of the services Morningstar Associates, LLC provides.

As we originally disclosed in 2004, the New York Attorney General’s Office and the Department of Labor are conducting separate investigations related to some of the products and services offered by Morningstar Associates, LLC. See Item 3—Legal Proceedings for a description of these matters. We cannot predict the scope, timing, or outcome of these matters, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition. We have not established any reserves relating to these matters.

Our operations outside of the United States are expanding and involve additional challenges that we may not be able to meet.

Over the past three years, our operations outside of the United States have generated an increasing amount of revenue, expanding to $121.4 million in 2008 from $44.3 million in 2006. Our 2006 acquisition of Aspect Huntley in Australia, our 2007 acquisition of the fund data business from Standard & Poor’s, and our January 2008 acquisition of the Hemscott data, media, and investor relations businesses substantially increased our business operations in Europe, Australia, and other areas outside the United States. Our recent acquisitions of InvestData (Proprietary) Limited, Tenfore Systems Limited, and Fundamental Data Limited also expanded our international operations. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

Our offshore data centers also involve additional risks. We now have approximately 470 programmers and data analysts working in our data and technology development center in Shenzhen, China. Over the past several years, we have been moving a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide, particularly because of our increasing reliance on this facility.

Following the Hemscott acquisition, we have approximately 200 employees who work at our data collection facility in New Delhi, India, which may also be subject to political and regulatory risk. Like the Shenzhen operation, this facility also involves operational risks for our network infrastructure.

We do not currently hedge any of our currency exposure, which may adversely impact our financial results.

As our non-U.S. revenue increases as a percentage of consolidated revenue, fluctuations in foreign currencies present a greater potential risk. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies decline relative to the U.S. dollar, although the impact on operating income may be offset by an opposing currency impact on locally based operating expense. In addition, because we use the local currency of our subsidiaries as the functional currency, our financial results are affected by the translation of foreign currencies into U.S. dollars.

The availability of free or low-cost investment information could lead to lower demand for our products and adversely affect our financial results.

Investment research and information relating to publicly traded companies and mutual funds is widely available for little or no cost from various sources, including the Internet and public libraries. Investors can also access information directly from publicly traded companies and mutual funds. The Interactive Data Electronic Applications (IDEA) database available through the SEC Web site provides real-time access to SEC filings, including annual, semi-annual, and quarterly reports. Many brokerage firms also provide financial and investment research to their clients. The widespread availability of free or low-cost investment information may make it difficult for us to maintain or increase the prices we charge for our publications and services and could lead to a lower demand for our products. A loss of a significant number of customers would hurt our financial results.

Our failure to successfully integrate acquisitions could strain our resources.

We’ve completed numerous acquisitions over the past three years, including six acquisitions in 2008. We cannot guarantee that we will successfully integrate the employees, product lines, business systems, and operations following any acquisition. We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring debt.

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

As of December 31, 2008, Joe Mansueto, our chairman and chief executive officer, owned approximately 57% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

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

In the past, we’ve granted options to employees as a significant part of their overall compensation package. In 2006 we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2008, our employees and non-employee directors held options to acquire 4,053,358 shares of common stock, 3,825,044 of which were exercisable at a weighted average price of approximately $14.66 per share and 228,314 were not exercisable. As of December 31, 2008 there were 516,524 restricted stock units outstanding, the majority of which vest over a period of four years. Generally speaking, a share is issued when a restricted stock unit vests. Some holders have elected to defer when shares are issued and many holders satisfy tax withholding obligations by forfeiting the right to have some of their shares issued. To the extent that option holders exercise outstanding options to purchase common stock and shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Stock option exercises and other factors may create volatility in our cash flows.

Our cash provided by financing activities primarily consists of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised if the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) exceeds the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock at vesting is greater than the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized.  It is not possible to predict the timing of stock option exercises or the intrinsic value that will be achieved. Because of this uncertainty, there may be additional volatility in our cash flows from financing activities from year to year.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2008 we lease approximately 290,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 199,000 square feet of office space in 18 countries around the world. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

NewRiver, Inc.

On January 30, 2009, NewRiver, Inc. filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts against Morningstar, Inc. alleging that Morningstar inappropriately accessed a database containing SEC-filed mutual fund disclosure documents. On February 4, 2009, the case was removed to the United States District Court for the District of Massachusetts. NewRiver seeks, among other things, a permanent injunction preventing Morningstar from accessing NewRiver’s Prospectus Express “Web-based data warehouse,” and unspecified damages. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoenas from the Securities and Exchange Commission, the New York Attorney General’s Office, and the Department of Labor

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

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MORN.”

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

	2008		2007
	High	Low	High	Low
First Quarter	$77.81	$58.00	$54.57	$44.60
Second Quarter	76.95	53.67	54.72	46.10
Third Quarter	71.54	52.51	67.16	46.48
Fourth Quarter	61.86	25.78	85.50	61.50

As of February 27, 2009, the last reported price on the Nasdaq Global Select Market for our common stock was $27.90 per share and there were approximately 1,106 shareholders of record of our common stock.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of March 1, 2009:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through March 1, 2009	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/13/08	12/31/09	1,075,000	Shares to be sold ratably over the course of the plan	139,375	25,851,246
Chris Boruff President, Advisor Software	05/12/08	11/15/09	80,000	Shares to be sold under the plan if the stock reaches specified prices	12,000	81,739
Tao Huang Chief Operating Officer	02/24/09	05/31/10	470,000	Shares to be sold under the plan if the stock reaches specified prices beginning May 5, 2009	—	580,303
Elizabeth Kirscher President, Data Services	05/22/08	06/30/09	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	81,123
Catherine Odelbo President, Equity Research	08/13/08	12/31/09	28,165	Weekly increments of up to 3,500 shares	—	141,750
Don Phillips President, Fund Research and Managing Director	05/09/06	12/01/09	1,506,097	Weekly increments of up to 17,500 shares	1,197,251	434,292
Patrick Reinkemeyer President, Morningstar Associates	09/10/08	10/31/09	15,000	Weekly increments of up to 1,000 shares	—	305,276
Richard Robbins General Counsel and Corporate Secretary	08/15/08	06/30/09	7,061	Biweekly increments of up to 500 shares	2,061	13,578
Paul Sturm Director	03/12/08	04/30/09	120,000	Monthly increments of up to 20,000 shares	86,000	107,871
David Williams Managing Director, Design	09/10/08	09/30/09	10,000	Weekly increments of up to 2,500 shares	—	90,934

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2008, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2009 and restricted stock units that will vest by March 1, 2009. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2008. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2008, 2007, and 2006 and Consolidated Balance Sheet Data as of December 31, 2008 and 2007 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2005 and 2004 and Consolidated Balance Sheet Data as of December 31, 2006, 2005, and 2004 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data (in thousands except per share amounts)	2004	2005	2006	2007	2008

Revenue	$179,658	$227,114	$315,175	$435,107	$502,457
Operating expense	161,923	180,634	237,648	317,853	363,338
Operating income	17,735	46,480	77,527	117,254	139,119
Non-operating income, net	1,805	3,199	4,164	6,229	3,855
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	19,540	49,679	81,691	123,483	142,974
Income tax expense	11,574	20,224	32,975	51,255	51,763
Equity in net income of unconsolidated entities	843	1,662	2,787	1,694	1,321
Income before cumulative effect of accounting change	8,809	31,117	51,503	73,922	92,532
Cumulative effect of accounting change, net of tax of $171	—	—	259	—	—
Net income	$8,809	$31,117	$51,762	$73,922	$92,532
Basic income per share:
Basic income per share before cumulative effect of accounting change	$0.23	$0.79	$1.25	$1.71	$2.01
Cumulative per share effect of accounting change	—	—	0.01	—	—
Basic net income per share	$0.23	$0.79	$1.26	$1.71	$2.01
Weighted average common shares outstanding—basic	38,418	39,392	41,176	43,216	46,139

Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$0.21	$0.70	$1.10	$1.53	$1.88
Cumulative per share effect of accounting change	—	—	0.01	—	—
Diluted net income per share	$0.21	$0.70	$1.11	$1.53	$1.88
Weighted average common shares outstanding—diluted	41,858	44,459	46,723	48,165	49,213

Other Consolidated Financial Data ($000)	2004	2005	2006	2007	2008
Consolidated revenue	$179,658	$227,114	$315,175	$435,107	$502,457
Revenue from acquisitions	(2,386)	(2,443)	(36,434)	(44,226)	(27,125)
Impact of foreign currency translations	(1,906)	(694)	(793)	(3,808)	(1,850)
Revenue excluding acquisitions and impact of foreign currency translations (organic revenue) (1)	$175,366	$223,977	$277,948	$387,073	$473,482

Stock-based compensation expense under the equity method	$7,760	$8,085	$8,575	$10,978	$11,281
Stock-based compensation expense under the liability method	8,963	2,810	—	—	—
Total stock-based compensation expense (2)	$16,723	$10,895	$8,575	$10,978	$11,281

Cash used for investing activities (3)	$(22,750)	$(16,913)	$(129,002)	$(102,838)	$(179,124)
Cash provided by (used for) financing activities (4) (8)	$(6,367)	$25,256	$33,983	$52,465	$47,630

Cash provided by operating activities	$32,862	$48,445	$98,677	$112,368	$152,446
Capital expenditures	(7,730)	(7,451)	(4,722)	(11,346)	(48,519)
Free cash flow (5)	$25,132	$40,994	$93,955	$101,022	$103,927

Consolidated Balance Sheet Data As of December 31 ($000)	2004	2005	2006	2007	2008

Cash, cash equivalents, and investments	$95,463	$153,190	$163,751	$258,588	$297,577
Working capital	16,902	90,374	70,021	149,723	180,295
Total assets	213,361	296,311	447,838	649,307	803,940
Deferred revenue (6)	63,363	71,155	100,525	129,302	130,270
Long-term liabilities (7)	30,128	6,756	10,952	23,166	34,967
Total shareholders’ equity (7) (8)	64,381	173,714	269,423	408,303	535,532

(1)

Because we have made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue. In addition, we provide information on the impact foreign currency translations have on our recorded revenue. Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure under the regulations of the Securities and Exchange Commission (SEC). The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP).

(2)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). Prior to this date, we accounted for our equity plans in accordance with the fair value provisions of SFAS No. 123, Stock-Based Compensation. The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Income. Prior to our initial public offering in May 2005, in accordance with SFAS No. 123, we used two accounting methods. For options granted under plans that may have required us to settle the options in cash, we used the liability method. Under this method we recorded a liability for a vested option equal to the difference between the option exercise price and the fair value of the shares of common stock underlying the option at the end of the reporting period. If this fair value increased over the reporting period, we recorded an expense and, if it decreased, we recorded income. For options granted under plans that did not require us to settle the options in cash, we used the equity method. Under this method we calculated the fair value of the option at the time of grant using a Black-Scholes model and recorded expense over the vesting period. In each year, our aggregate stock-based compensation expense reflects the impact of options granted in prior years. Subsequent to our initial public offering, we no longer settle stock options for cash. As a result, all of our options are currently accounted for under the equity method.

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

(3)

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Cash used for investing activities increased substantially in 2008, 2007, and 2006, primarily for acquisitions. Over the past three years, Morningstar made several acquisitions. In addition, capital expenditures increased in 2008 and in 2007 compared with prior years’ spending levels because of the build-out of our new corporate headquarters in Chicago. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for more information concerning cash used for investing activities.

(4)

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

(5)

Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

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

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the prior year unless otherwise stated.

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

We emphasize a decentralized approach to running our business to empower our managers and to create a culture of responsibility and accountability. During 2008 and previous years, we operated our business in three global segments: Individual, Advisor, and Institutional. In all three of these segments, we believe our work helps individual investors make better investment decisions.

Historically, we have focused primarily on organic growth by introducing new products and services and marketing our existing products. However, we have made and expect to continue to make selective acquisitions that support our five key growth strategies, which are:

•	Enhance our position in each of our key market segments by focusing on our three major Internet-based platforms;
•	Become a global leader in funds-of-funds investment management;
•	Continue building thought leadership in independent investment research;
•	Create a premier global investment database; and
•	Expand our international brand presence, products, and services.

Business Model: Leveraging Fixed Investments

We leverage our investment databases by selling a wide variety of products in multiple media to three key investor segments around the world.

Fixed Investments:
Databases
Funds
Stocks
Capital Markets/ Indexes
Real-Time Quotes
Alternatives
Variable Annuities
Pension and Life
Documents
People
Core Skills
Research
Technology
Design
Leveraged by:
Media
Print
Software
Internet and Services
Audience
Individuals
Advisors
Institutions
Geography
Canada
United States
France
Denmark*
Germany
Holland
Italy
Norway
Spain
South Africa
Sweden*
Switzerland
United Kingdom
China
Korea*
India
Japan
Singapore
Taiwan
Thailand
Australia
New Zealand
*countries where we hold minority ownership positions

Key Business Characteristics

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our Web sites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years. For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under advisement. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 13% of our consolidated revenue in 2008.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. The businesses we acquired over the past several years have similar business models, and as a result, we acquired their deferred revenue. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $130.3 million as of December 31, 2008 and $129.3 million as of December 31, 2007. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations under our subscription, license, and service agreements.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary databases and content. We strive to leverage these costs by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographic markets. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as a significant portion of our products and services focus on Internet-based platforms and assets under management. At times, we will make investments in building our databases and content that will hurt our short-term operating results. During other periods, our profitability will improve because we’re able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, the significant operating leverage in our business may reduce our profitability. In general, our businesses have high fixed costs, and we expect our revenue to increase or decrease more quickly than our expenses.

Operating Expense

We classify our operating expense into separate categories for cost of goods sold, development, sales and marketing, general and administrative, and depreciation and amortization, as described below. We include stock-based compensation expense, as appropriate, in each of these categories.

•     Cost of goods sold. This category includes compensation expense for employees who produce the products and services we deliver to our customers. For example, this category covers production teams and analysts who write investment research reports. Cost of goods sold also includes other expense such as postage, printing, and CD-ROM replication, as well as shareholder servicing fees for Morningstar Managed Portfolios.

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

•     General and administrative. This category consists mainly of compensation expense for each segment’s management team, as well as human resources, finance, and support employees for each segment. The category also includes compensation expense for senior management and other corporate costs, including corporate systems, finance and accounting, legal, and facilities expense.

•     Depreciation and amortization. Our capital expenditures consist mainly of computers, leasehold improvements, and capitalized product development costs related to certain software development projects. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized product development costs over their estimated economic life, which is generally three years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category.

International Operations

We have majority-owned operations in 18 countries outside of the United States and include these in our consolidated financial statements. We account for our minority-owned investments in Japan, Korea, Denmark, and Sweden using the equity method.

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

We do not make public financial forecasts for our business because we want to avoid creating any incentives for our management team to make speculative statements about our financial results that could influence the stock price, or to take actions that help us meet short-term forecasts but may not be in the long-term interest of building shareholder value.

We provide three specific measures that can help investors generate their own assessment of how our intrinsic value has changed over time:

•                  Revenue;

•                  Operating income (loss); and

•                  Free cash flow, which we define as cash provided by or used for operating activities less capital expenditures.

Free cash flow is considered a non-GAAP financial measure under Securities and Exchange Commission (SEC) regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required under U.S. generally accepted accounting principles (GAAP) and should not be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

To evaluate how successful we’ve been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter’s actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2009.

The Year 2008 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Investment Landscape, Research, and Data

The year 2008 was one of the most turbulent times on record in the past 75 years. The ongoing financial crisis worsened throughout the year as high-profile investment bank Lehman Brothers declared bankruptcy, the U.S. government took over mortgage lenders Fannie Mae and Freddie Mac, financial firms received large cash infusions and guarantees from the U.S. government, the Federal Reserve began lending directly to corporations to ease the credit crisis, and then-President Bush signed a $700 billion financial rescue package into law. Other large investment banks underwent significant changes as several troubled firms were bought out and Morgan Stanley and Goldman Sachs chose to obtain bank charters, which subject them to strict banking regulations.

In response to these events, the U.S. equity market suffered its worst performance since 1931. Including a 22% drop in the fourth quarter alone, the market declined 37% for the year as measured by Morningstar’s U.S. Market Index, a broad market benchmark. Many global markets also lost ground during the year, and bonds—with the exception of Treasuries—also posted negative returns because of the market’s flight to quality and fears about credit risk. Problems in the credit markets had widespread effects even on traditional safe havens such as money market funds and high-grade commercial paper. As the year progressed, market volatility and uncertainty became increasingly severe.

Total U.S. mutual fund assets dropped to $9.6 trillion as of December 31, 2008 based on data from the Investment Company Institute (ICI), compared with $12.0 trillion as of December 31, 2007. Because of the market downturn, stock mutual funds had negative net cash flows of about $200 billion as investors moved into more conservative areas. That was the highest level of annual redemptions over the 25-year history tracked by the ICI. Hybrid funds also had net redemptions for the year, although the decline was less severe than in stock funds. Money market funds, meanwhile, had net cash inflows of about $600 billion for the year, despite the high-profile news of one money market fund dropping below a $1 net asset value.

Interest in alternative asset classes, such as hedge funds, also suffered with the market downturn in 2008. Based on information from Morningstar’s hedge fund database, we estimate that hedge funds had about $70 billion in net outflows during 2008, compared with about $48 billion in net inflows in 2007.

In December 2008, hedge fund investment advisor Bernard Madoff was arrested for an alleged fraud involving billions of investor assets that were pooled and used to pay off other investors. Madoff’s clients reportedly included numerous hedge funds and international banks. We believe these events are significant because of their likely negative impact on investor confidence in hedge funds.

Lawmakers recently proposed a Hedge Fund Transparency Act, which would increase filing and record-keeping requirements for hedge funds and require them to operate as regulated investment companies. As debate about hedge fund regulation continues, we are continuing our efforts to improve transparency in the hedge fund industry.

Assets in other areas also declined amid the global market downturn. Based on data from Cerulli Associates, assets invested in separate accounts totaled about $500 billion as of December 31, 2008, down from $850 billion as of December 31, 2007. Based on our data, we estimate that total assets invested in variable annuities totaled about $1.3 trillion as of September 30, 2008, down about 13% from the same period in 2007.

Despite the severe market downturn, exchange-traded funds (ETFs) did not suffer large asset losses. While total ETF assets declined slightly to $531 billion as of December 31, 2008, compared with $608 billion as of December 31, 2007 based on data from the ICI, net issuance was still positive for the year. During 2008, the number of U.S.-based ETFs rose to more than 700, compared with about 600 previously.

ETFs have gained share from mutual funds in some areas of the market and have also become more popular in defined contribution plans, such as 401(k)s. To meet greater investor demand for information on ETFs, we have continued to increase analyst coverage in this area and now cover about 300 ETFs. We also launched a new ETF module for Principia in 2008.

Individual Investor Market

Based on research from Nielsen/NetRatings, total page views to retail investment Web sites increased 32% for the year over 2007. Most of the large portal sites displayed large gains while the smaller niche sites had smaller increases or even decreases in page views. The number of unique users for retail investment Web sites increased by 27% compared with 2007 based on Nielsen’s data. For Morningstar.com, unique users increased 5% over 2007. Page views for Morningstar.com were down by 4% over 2007 because of reduced traffic to some areas of the site during the market downturn. Morningstar.com continued to perform better than most competing sites, though, based on metrics such as time spent per visit and the number of pages viewed per visit.

Because of the uncertain economic environment, some industry surveys indicate that many investment management firms plan to reduce their marketing budgets in 2009. As a result, online advertising has been under pressure, particularly in the financial sector. In response to the difficult market for advertising sales, we are continuing our efforts to develop value-added content and ad sales inventory on Morningstar.com.

Financial Advisor Market

The turmoil in the financial markets led to widespread job cuts in a variety of areas in 2008. Based on data from executive search firm Heidrick & Struggles and published in The New York Times, total employment on Wall Street declined by 240,000 over the 18 months ending December 31, 2008. That total reflects job losses for a variety of areas, a smaller portion of which includes financial advisors. However, industry consolidation also led to a reduction in financial advisors employed by large brokerage firms in 2008. With fewer financial advisors employed by large firms, more advisors have been moving to independent distributors.

We believe the shift toward financial advisors becoming independent has led to greater demand for prepackaged portfolio and asset management solutions (often referred to as “turnkey asset management programs”). We offer these solutions through our Morningstar Managed Portfolios service. We introduced three additional Select Stock Baskets in 2008, as well as a series of mutual-fund portfolios aimed at different stages of retirement with varying drawdown needs.

Institutional Market

Numerous firms in the financial services sector consolidated in 2008. For example, Wells Fargo purchased Wachovia; Barclays bought many of the assets of Lehman Brothers following Lehman’s bankruptcy filing in September; Bank of America purchased Merrill Lynch; and JP Morgan Chase acquired both Washington Mutual and Bear Stearns. Several companies in the financial services sector outside of the United States were also acquired during the year.

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

Because of the market downturn and asset losses from redemptions, many institutional firms have been under pressure to reduce costs. This trend has had a negative impact on new and renewal business. However, we are also working to adapt our offerings to help institutions reduce costs. For example, we introduced a new business process outsourcing service in 2008, which we expect to market to institutions seeking to reduce their technology processing costs.

Other major trends in the institutional market include continued growth in target-date funds as a default investment option in retirement plans. This trend has been driven by new Department of Labor rules that define guidelines for “qualified default investment options” for automatic enrollment in defined contribution plans. Despite the overall net outflows from mutual funds in 2008, target-date funds had net inflows of close to $40 billion for the year based on data from Strategic Insight. In response, we have continued to expand the range of data we provide on target-date funds. Our Ibbotson Associates unit has begun working with large defined contribution plans to build custom target-date portfolios based on their unique plan participant demographics. The solution uses the plan’s existing investment options. This allows us to customize the portfolios based on participants’ overall time horizon and risk preferences.

In November, the SEC voted to require a summary prospectus and electronic prospectus delivery for mutual funds. We are offering services to meet these compliance needs through our Global Document Library product, which we launched in late 2008.

Worldwide Markets

Because of the global credit crisis and economic downturn, asset management firms around the world were also in turmoil in 2008. Several major banks in the United Kingdom, the Netherlands, Iceland, and Germany accepted government funding to rescue their operations. Some banks spun off their asset management operations, and numerous asset management firms were purchased by other firms.

Some fund markets had large asset outflows in 2008 as investors sought refuge in lower-risk areas, such as bank deposits. For example, Italy and Spain had combined asset outflows of about €90 billion in the third quarter of 2008.

In Australia, regulators placed restrictions on investors’ ability to withdraw money from many funds holding mortgage-backed securities. We believe this is significant because it demonstrates the wide-ranging impact of poor market liquidity on individual investors and the level of confidence they have in investing in funds.

In Canada, the government created a new Tax-Free Savings Account program that allows individuals to invest money without paying taxes upon withdrawal (similar to the Roth IRA in the United States). Similarly, the KiwiSaver plan introduced in New Zealand in 2007 has prompted more individual investors to invest in mutual funds. We are continuing to develop new data and tools to meet investors’ needs for information in these and other markets, and we plan to launch a Web site for New Zealand-based individual investors in 2009.

In Germany, the market downturn led to outflows in equity and fixed-income funds, particularly in October. The liquidity crisis also led to several direct real estate funds being closed. During the credit crisis, the government implemented new guarantees for savings deposits, leading to greater competition for money-market funds and other lower-risk vehicles.

Conclusion

Overall, we believe the disruption in the financial markets continues to cause widespread investor uncertainty. The market downturn has also led to spending cutbacks among asset management firms and other financial services companies.

The financial crisis has had two main effects on our business: lengthening the sales cycle and increasing pressure on renewal pricing. With new business, we’ve been seeing longer sales cycles, tightening budgets, and more review by senior management at client organizations. We’ve also seen some pressure on renewal and retention rates, which both declined from previous levels in 2008.

On the positive side, many of our contracts have multiyear terms, and we believe the services we provide are fairly entrenched within many areas of our clients’ organizations. These two factors have mitigated the effect of the downturn on our business to some extent.

Overall, we remain cautious because of the difficult and uncertain market environment. However, we’re continuing to invest in our business and manage it for the long term. We’re also looking for business opportunities that may emerge from the current crisis.

Performance Summary

Our revenue grew to more than $502 million in 2008, and operating income rose 18.6% to $139.1 million. We generated free cash flow of about $104 million and maintained a healthy balance sheet with nearly $300 million in cash, cash equivalents, and investments. However, our organic growth decelerated during the year and dipped below zero in the fourth quarter, largely because of lower revenue from our Investment Consulting business. About 13% of our revenue base is tied to asset-based fees, so the severe market downturn had a negative impact on revenue. Because many of our clients have been cutting back on spending, new business and renewals in other parts of the company also suffered in the latter part of the year.

Because the current economic environment is so uncertain, we’ve taken steps to reduce our cost structure in 2009—mainly by reducing employee benefit costs and bonus expense. We’re continuing to invest in our business, though, and believe we’ll be well-positioned when conditions improve.

The list below summarizes the key accomplishments and challenges that our management team has highlighted related to our 2008 performance:

Accomplishments

•	We completed six acquisitions, four of which were outside the United States. We invested $105.4 million for these acquisitions, which represent approximately $40 million in annual revenue.

•

We continued to invest in our global investment databases, with significantly improved stock data coverage as well as new mutual fund databases in several markets outside the United States. We also expanded our business to include global real-time price data from UK-based Tenfore Systems Limited, a strategic acquisition. We now provide data on more than 300,000 investments, up from about 265,000 a year ago.

•

We made numerous enhancements to our major product platforms, including a new home page and site relaunch for Morningstar.com; a new ETF module for Principia; a new Alternative Investment Edition for Morningstar Direct; and several new managed portfolios through Morningstar Investment Services. Total licenses for Morningstar Direct and Morningstar Advisor Workstation grew 33% and 8%, respectively, compared with the prior year.

•	Our Ibbotson Associates unit entered into 14 new funds-of-funds relationships across a variety of client types and strategies, which will help support future growth.

•

We created a new organizational structure effective January 1, 2009 that will help us further globalize our operations and better align the business with our key growth strategies. The table on page 56 contains more information about the new structure and changes to our operating segments.

•	International revenue rose 35% to $121.4 million and represented 24.2% of consolidated revenue in 2008—3.6 percentage points more than in 2007.

Challenges

•

The market downturn has been severe and has hit many of our clients in the financial services industry hard. Because of the difficult economic environment, we’ve also experienced slower growth in new business, increased pressure on renewal spending, and cutbacks on Internet advertising. This challenging environment has persisted into the first quarter of 2009.

•

We’ve seen a sharp drop in asset-based fees because of the global market downturn, mainly in our Investment Consulting business. In addition, during 2008, one of our Investment Consulting clients informed us that it was not planning to renew its contract. As a result, assets under advisement for Morningstar Associates declined more than the market for the year.

Also, in the first quarter of 2009, we did not reach an agreement on renewal terms with another consulting client. Combined, these contracts represented about $17 million of revenue in 2008.

•

The independent equity research we’re providing to six banks under the terms of the Global Analyst Research Settlement made up about 4% of our consolidated revenue in 2008. After the settlement period expires in July 2009, these banks will no longer be required to provide independent investment research to their clients. We don’t know how much of this business we’ll retain after the settlement period expires, and we expect this research revenue to decline significantly.

Consolidated Results

($000)	2008	2007	2006	2008 Change	2007 Change
Revenue	$502,457	$435,107	$315,175	15.5%	38.1%
Operating income	139,119	117,254	77,527	18.6%	51.2%
Operating margin	27.7%	26.9%	24.6%	0.8pp	2.3pp

Cash used for investing activities	$(179,124)	$(102,838)	$(129,002)	74.2%	(20.3)%
Cash provided by financing activities	47,630	52,465	33,983	(9.2)%	54.4%

Cash provided by operating activities	$152,446	$112,368	$98,677	35.7%	13.9%
Capital expenditures	(48,519)	(11,346)	(4,722)	327.6%	140.3%
Free cash flow	$103,927	$101,022	$93,955	2.9%	7.5%

pp—percentage point(s)

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after we spend money to operate our business.

Because we have made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it as part of our organic revenue.

Consolidated organic revenue (revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below shows the periods in which we included each acquired operation in revenue from acquisitions:

Acquisition	2008	2007	2006
Hemscott data, media, and investor relations Web site businesses	January 9 through December 31, 2008	—	—
Financial Computer Support, Inc.	September 2 through December 31, 2008	—	—
Fundamental Data Limited	October 2 through December 31, 2008	—	—
10-K Wizard Technology, LLC	December 4 through December 31, 2008	—	—
Tenfore Systems Limited	December 17 through December 31, 2008	—	—
InvestData (Proprietary) Limited	December 29 through December 31, 2008	—	—
Mutual fund data business from Standard & Poor’s	January 1 through March 15, 2008	March 16 through December 31, 2007	—
Hedge fund and separate account database division of InvestorForce, Inc.	—	January 1 through July 31, 2007	August 1 through December 31, 2006
Aspect Huntley Pty Limited	—	January 1 through July 24, 2007	July 25 through December 31, 2006
Ibbotson Associates, Inc.	—	January 1 through February 28, 2007	March 1 through December 31, 2006

Consolidated Revenue

In 2008, our consolidated revenue increased 15.5% to $502.5 million. More than half of the increase (about 9 percentage points) was from organic growth. Acquisitions also expanded our revenue in 2008, with the majority driven by the Hemscott businesses we acquired in January 2008. As a whole, acquisitions contributed $27.1 million, or 6 percentage points, to our consolidated revenue growth in 2008.

Our consolidated revenue increased 38.1% to $435.1 million in 2007 from strong organic growth as well as new revenue from acquisitions, the majority of which was from the fund data business we acquired from Standard & Poor’s in March 2007. Acquired operations contributed $44.2 million of revenue and represented 14 percentage points of our consolidated revenue growth in 2007.

Organic revenue growth was $38.4 million, or 8.8%, in 2008, which was significantly lower than our 22.8% organic growth rate in 2007 and our 22.4% organic growth rate in 2006. The severe market downturn in the latter part of 2008 caused our organic growth rate to decelerate during the year and dip below zero in the fourth quarter.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

2008 vs. 2007 ($000)	2008	2007	Change
Consolidated revenue	$502,457	$435,107	15.5%
Less: acquisitions	(27,125)	—	NMF
Less: impact of foreign currency translations	(1,850)	—	NMF
Organic revenue	$473,482	$435,107	8.8%

2007 vs. 2006 ($000)	2007	2006	Change
Consolidated revenue	$435,107	$315,175	38.1%
Less: acquisitions	(44,226)	—	NMF
Less: impact of foreign currency translations	(3,808)	—	NMF
Organic revenue	$387,073	$315,175	22.8%

2006 vs. 2005 ($000)	2006	2005	Change
Consolidated revenue	$315,175	$227,114	38.8%
Less: acquisitions	(36,434)	—	NMF
Less: impact of foreign currency translations	(793)	—	NMF
Organic revenue	$277,948	$227,114	22.4%

While organic revenue growth and acquisitions had the most significant impact on revenue in 2008 and 2007, we also enjoyed a benefit from foreign currency translations because of the weakness in the U.S. dollar during 2007 and the first half of 2008. Late in 2008, the currency trend reversed, resulting in a negative impact on revenue of $3.8 million in the fourth quarter.

In both 2008 and 2007, our growth was diversified by segment, with all three segments contributing to revenue growth. However, the Institutional segment, which makes up more than half of our consolidated revenue, generated approximately two-thirds of our company-wide revenue increase in 2008. Acquisitions contributed $23.2 million to Institutional segment revenue in 2008. The Institutional segment was also the main contributor to revenue gains in 2007, accounting for about 70% of the change in revenue before eliminating intersegment revenue. Acquisitions contributed $33.4 million to Institutional segment revenue in 2007.

Our two other segments also contributed to revenue growth, though to a lesser degree. Advisor segment revenue rose $11.9 million, or 10.2%, in 2008, accounting for approximately 17% of the revenue increase before eliminating intersegment revenue. Acquisitions contributed $1.9 million to Advisor segment revenue in 2008. Advisor segment revenue rose approximately 22.2% in 2007, with acquisitions contributing $5.8 million of the revenue increase.

Individual segment revenue increased $10.3 million, or 10.6%, in 2008 and $16.6 million, or 20.6%, in 2007. Acquisitions contributed approximately $2.0 million to the Individual segment in 2008 and $5.1 million in 2007.

On a product level, Morningstar Advisor Workstation was the largest contributor to organic revenue growth in 2008. Total licenses for Morningstar Advisor Workstation in the United States were up 8.3% as of December 31, 2008. The year-over-year growth in Advisor Workstation revenue was mainly driven by adding additional functionality and users for existing clients, as well as growth in new clients. While Advisor Workstation licenses were up year over year, they were up only slightly in the fourth quarter of 2008 compared with third-quarter levels because of the market downturn. Some of our clients reduced the number of users because of staff reductions or other efforts to lower costs.

Advisor Workstation was the second-largest driver of our organic revenue increase in 2007, as total licenses in the United States increased by about 14% in 2007. Growth during 2008 and in 2007 reflects additional users at existing clients, changes in the scope of some contracts, and new clients.

Licensed Data and Morningstar Direct were also major contributors to organic growth in 2008. Licensed Data revenue was driven by both new clients and higher contract values for existing clients. Total licenses for Morningstar Direct rose 33% during the year, including continued strong growth outside the United States. In 2007, Licensed Data was the third-largest contributor to organic revenue growth, driven by both new clients and higher contract values for existing clients.

Because of the impact of acquisitions and organic growth, Licensed Data now ranks as our largest product based on revenue. Several of our recent acquisitions have added to our Licensed Data business. For example, Licensed Data revenue in 2007 included additional business from Aspect Huntley and the fund data business acquired from Standard & Poor’s, while 2008 revenue included additional revenue from Hemscott, Fundamental Data, and others.

Investment Consulting was the largest driver behind organic revenue growth in 2007, but this trend reversed in 2008. Much of our Investment Consulting business focuses on asset allocation services that we provide for funds of funds, where we typically act as a portfolio consultant or portfolio construction manager. Assets under advisement decreased about 32% in 2008 after rising 76% in 2007. Excluding specific changes from client retention and renewals, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors or institutions add to or redeem shares from these portfolios. The U.S. equity market declined about 37% in 2008, and our total assets under advisement declined about 32%. Since September 30, 2008, our assets under advisement have declined 22%. Because about 13% of our 2008 consolidated revenue is tied to asset-based fees, the market decline has had a negative impact on revenue for Investment Consulting. In addition, during the second quarter of 2008, an Investment Consulting client informed us that it was not planning to renew its contract. As a result, assets under management for Morningstar Associates declined more than the market for the year. Also, in the first quarter of 2009, we did not reach an agreement on renewal terms with another consulting client. Combined, these contracts represented about $17 million of revenue in 2008.

Revenue from international operations increased as a percentage of total revenue in 2008 and 2007. Our non-U.S. revenue increased to 24.2% of consolidated revenue in 2008—3.6 percentage points higher than in 2007. The fund data business acquired from Standard & Poor’s, the Hemscott data business, and the more recently acquired Fundamental Data Limited and Tenfore Systems Limited all have extensive operations outside the United States. Revenue from international operations grew $31.7 million, or 35.4%, to $121.4 million in 2008, with acquisitions contributing $19.4 million of the increase. In 2007, revenue from international operations increased $45.4 million, or 102.5%, to $89.7 million. Approximately 70% of this revenue increase came from acquisitions, primarily the fund data business acquired from Standard & Poor’s.

Foreign currency translations had a much smaller, but still favorable, impact on international revenue in both 2008 and 2007. Foreign currency translations contributed $1.9 million of the increase in non-U.S. revenue in 2008 and $3.8 million in 2007. Excluding acquisitions and the impact of foreign currency translations, our non-U.S. revenue increased 11.7% in 2008 and 22.4% in 2007.

International organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP. The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

2008 vs. 2007 ($000)	2008	2007	Change
International revenue	$121,436	$89,680	35.4%
Less: acquisitions	(19,426)	—	NMF
Less: impact of foreign currency translations	(1,850)	—	NMF
International organic revenue	$100,160	$89,680	11.7%

2007 vs. 2006 ($000)	2007	2006	Change
International revenue	$89,680	$44,276	102.5%
Less: acquisitions	(31,690)	—	NMF
Less: impact of foreign currency translations	(3,808)	—	NMF
International organic revenue	$54,182	$44,276	22.4%

2006 vs. 2005 ($000)	2006	2005	Change
International revenue	$44,276	$29,442	50.4%
Less: acquisitions	(8,268)	—	NMF
Less: impact of foreign currency translations	(793)	—	NMF
International organic revenue	$35,215	$29,442	19.6%

Our five largest products based on revenue—Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Principia—made up about 58% of consolidated revenue in 2008. While the percentage of revenue made up by our top five products has remained relatively consistent over the past three years, the relative size of products within the top five has changed each year. Investment Consulting became our largest product in 2006 and remained there in 2007, but moved to second-largest in 2008. Organic growth as well as new revenue from acquisitions helped Licensed Data became our largest product in 2008 after rising to the second-largest product in 2007. Acquisition revenue included Hemscott in 2008 and Aspect Huntley and the mutual fund data business acquired from Standard & Poor’s in 2007.

Top Five Products (Segment) 2008	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Institutional)	$78,329	15.6%
Investment Consulting (Institutional)	77,757	15.5%
Advisor Workstation (Advisor)	66,675	13.3%
Morningstar.com (Individual)	43,274	8.6%
Principia (Advisor)	27,791	5.5%

Top Five Products (Segment) 2007	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Institutional)	$75,595	17.4%
Licensed Data (Institutional)	59,207	13.6%
Advisor Workstation (Advisor)	54,980	12.6%
Morningstar.com (Individual)	37,630	8.6%
Principia (Advisor)	28,760	6.6%

Top Five Products (Segment) 2006	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Institutional)	$46,597	14.8%
Advisor Workstation (Advisor)	43,140	13.7%
Licensed Data (Institutional)	37,730	12.0%
Morningstar.com (Individual)	31,311	9.9%
Principia (Advisor)	28,735	9.1%

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we’ve been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past four years:

In 2008, we estimate that our retention rate for subscription-based products, such as Principia, Morningstar.com Premium Membership service, and print and online newsletters, averaged between 60% and 65%, down from 65% to 70% in 2007. For contract-based products and services, we estimate that our weighted average renewal rate was on the low end of the range between 90% and 95% and was down about 6 percentage points from our renewal rate in 2007. The decline in renewal rates in 2008 was largely driven by lower assets in Investment Consulting and, to a smaller extent, a lower renewal rate for Advisor Workstation in the latter part of the year. The figure for contract-based products includes the impact of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

The renewal rate for contract-based products and services in 2007 was consistent with 2006, but still lower than 2005.

Consolidated Operating Expense

($000)	2008	2007	2006
Operating expense	$363,338	$317,853	$237,648
% change	14.3%	33.7%	31.6%

% of revenue	72.3%	73.1%	75.4%
Change	(0.8)pp	(2.3)pp	(4.1)pp

Our consolidated operating expense increased $45.4 million, or 14.3%, in 2008. Compensation-related expense, excluding bonuses, accounted for two-thirds of the increase in 2008, mainly because of a 38% increase in worldwide headcount and higher sales commission expense. Lower bonus expense partially offset the increase in these costs. We had approximately 2,375 employees worldwide as of December 31, 2008, compared with 1,720 as of December 31, 2007. Approximately half of the growth in headcount was from acquisitions. In addition, in 2008 we hired 50 employees for the Morningstar Development Program, a two-year rotational training program for entry-level college graduates. Bonus expense declined $2.1 million because of lower growth in our financial performance compared with the previous year. Changes in the size of our bonus pool are based on changes in full-year operating income growth relative to the previous year. The size of the bonus pool varies each year, and we review it and update it quarterly.

Excluding compensation-related expense and bonus expense, operating expense increased $18.5 million in 2008. About one-third of this operating expense increase was from higher lease expense for our new headquarters and other global offices. During 2008, we recorded lease expense for our new headquarters as well as for our former headquarters, which was occupied until December 2008. Depreciation and amortization rose $4.7 million in 2008, and we incurred additional costs across all operating expense categories from acquisitions. Higher costs in these areas were partially offset by lower legal and professional fees, which declined $2.1 million. In 2007, we recorded $0.9 million in expense related to the settlement of litigation in Australia. In addition, we had about $1.6 million in product implementation costs for Advice by Ibbotson in 2007 that did not recur in 2008.

As a percentage of revenue, operating expense in 2008 declined 0.8 percentage points.

In 2007, our consolidated operating expense increased $80.3 million. Two key factors impacted all of our operating expense categories in 2007: compensation-related costs (including incentive compensation) and acquisitions.

Compensation-related expense, mainly including salaries, benefits, and sales commissions, increased $33.2 million in 2007 because of increased headcount, as well as annual salary increases. We had approximately 1,720 employees worldwide as of December 31, 2007, compared with approximately 1,440 as of December 31, 2006. Bonus expense recorded in 2007 increased $13.7 million because of improvements in our financial performance, as well as increased headcount.

Excluding compensation-related expense, general and administrative expense increased $10.7 million in 2007. We incurred additional costs from acquisitions, including transition costs, rent and facilities expense, and professional fees. We also incurred $0.9 million of expense related to settling our Australian litigation.

We had higher amortization expense in 2008 and 2007 because of acquisitions. This item contributed $3.8 million to the increase in operating expense in 2008 and $5.8 million to the operating expense increase in 2007. We expect that amortization of intangible assets will be an ongoing cost through the useful lives of these assets, which generally range from two to 25 years.

Cost of Goods Sold

($000)	2008	2007	2006
Cost of goods sold	$130,085	$113,777	$86,975
% change	14.3%	30.8%	35.0%

% of revenue	25.9%	26.1%	27.6%
Change	(0.2)pp	(1.5)pp	(0.8)pp

Gross profit	$372,372	$321,330	$228,200
% change	15.9%	40.8%	40.3%

Gross margin	74.1%	73.9%	72.4%
Change	0.2pp	1.5pp	0.8pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense over the past three years. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold increased $16.3 million in 2008. Three-quarters of the increase was driven by higher compensation expense, excluding incentive compensation, which was partly offset by a reduction in product implementation expense. In 2007, we recorded $1.6 million for outsourced product implementation expense associated with the Advice by Ibbotson service. These costs did not recur in 2008. Incremental costs from acquisitions contributed to the higher compensation expense, and were the largest contributor to the remainder of the cost increases. Incentive compensation in 2008 was about the same as in 2007.

Cost of goods sold increased $26.8 million in 2007. Approximately two-thirds of the growth was due to higher compensation expense, including incentive compensation. These costs rose because of continued hiring as well as additional headcount from acquisitions. Acquisitions also contributed the largest portion of the remaining growth in cost of goods sold. Outsourced product implementation expense associated with the Advice by Ibbotson service was $1.1 million lower in 2007 compared with 2006, which offset some of the growth in other expenses.

Over the past three years, our gross margin has increased to 74.1% in 2008 from 72.4% in 2006, as revenue growth has outpaced growth in cost of goods sold. The gross margin improved at a faster pace in 2007 than in 2008 because of a stronger business environment in 2007.

Development Expense

($000)	2008	2007	2006
Development expense	$40,340	$35,116	$29,494
% change	14.9%	19.1%	50.1%

% of revenue	8.0%	8.1%	9.4%
Change	(0.1)pp	(1.3)pp	0.7pp

Development expense increased $5.2 million in 2008. Development expense as a percentage of revenue in 2008 was consistent with 2007 after declining about 1.3 percentage points in 2007, when bonus costs included in this category increased at a lower rate than in 2006.

Sales and Marketing Expense

($000)	2008	2007	2006
Sales and marketing expense	$81,651	$68,835	$50,614
% change	18.6%	36.0%	29.5%

% of revenue	16.3%	15.8%	16.1%
Change	0.5pp	(0.3)pp	(1.1)pp

Sales and marketing expense increased $12.9 million in 2008 and $18.2 million in 2007. Higher compensation expense, including sales commissions, was the main contributor to the change in both periods. In addition, we had incremental costs from acquisitions because of growth in headcount and the number of products and services sold. As a percentage of revenue, sales and marketing expense has been similar over the past three years, but increased slightly in 2008 compared with a small decline in 2007.

General and Administrative Expense

($000)	2008	2007	2006
General and administrative expense	$85,266	$78,868	$55,590
% change	8.1%	41.9%	12.9%

% of revenue	17.0%	18.1%	17.6%
Change	(1.1)pp	0.5pp	(4.1)pp

General and administrative (G&A) expense increased $6.4 million in 2008 as lease costs grew. In 2008, lease costs rose because we recorded lease expense for our new headquarters as well as for the former headquarters building we occupied until December 2008. Compensation expense also increased, but was offset by the favorable impact of lower bonus expense in this cost category. Increases in this cost category were also offset by a $2.1 million reduction in legal and professional fees.

As a percentage of revenue, G&A expense declined 1.1 percentage points in 2008, reflecting the reduction in compensation expense, including bonus, and legal fees as a percentage of revenue.

In 2007, the $23.3 million increase in G&A was mainly driven by higher compensation and bonus expense. In addition, we incurred additional costs in our operations outside the United States primarily from temporary transition costs associated with the fund data operations acquired from Standard & Poor’s. Incremental costs from acquisitions in the United States, including rent and professional fees, also added to the increase in this category. An expense of $0.9 million related to settling our Australian litigation also contributed to the growth in G&A. Because of these additional costs, G&A increased slightly as a percentage of revenue in 2007 after declining significantly in 2006.

Depreciation and Amortization Expense

($000)	2008	2007	2006
Depreciation expense	$9,348	$8,488	$7,971
Amortization expense	16,648	12,769	7,004
Total depreciation and amortization expense	$25,996	$21,257	$14,975
% change	22.3%	41.9%	81.2%

% of revenue	5.2%	4.9%	4.8%
Change	0.3pp	0.1pp	1.2pp

Depreciation and amortization expense rose $4.7 million in 2008 and $6.3 million in 2007 as amortization of intangible assets related to acquisitions increased substantially. As a percentage of revenue, however, this category of expense has remained consistent in recent years.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be $20.2 million in 2009. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our 2008 acquisitions.

Stock-Based Compensation Expense

($000)	2008	2007	2006
Restricted stock units	$7,571	$4,503	$1,406
Stock options	3,710	6,475	7,169
Stock-based compensation expense	$11,281	$10,978	$8,575
% change	2.8%	28.0%	(21.3)%

% of revenue	2.2%	2.5%	2.7%
Change	(0.3)pp	(0.2)pp	(2.1)pp

Stock-based compensation expense increased $0.3 million in 2008 and $2.4 million in 2007 and declined slightly as a percentage of revenue in both years.

We include stock-based compensation expense in each of our operating expense categories. We began granting restricted stock units (RSUs) in May 2006 and made additional grants in 2007 and 2008, primarily in the second quarter of each year. We recognize the expense related to RSUs over the vesting period, which is generally four years. Our stock-based compensation expense related to RSUs has increased over the past three years, reflecting the additional RSU grants. In contrast, the stock-based compensation expense related to stock options has declined over the past three years reflecting no stock option grants in 2008, a small number of stock option grants in 2007 and 2006, and that stock options granted prior to 2006 are becoming fully expensed.

We determine stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which we adopted on January 1, 2006. We record stock-based compensation expense only for those awards that ultimately vest. As a result, the stock-based compensation expense recorded since the beginning of 2006 reflects an estimate of an expected forfeiture rate. We usually adjust our estimate of the forfeiture rate in the second quarter, which is when most of our larger equity grants typically vest. The adjustment recorded in the second quarter of 2008 was an expense of $0.2 million, compared with an adjustment of $0.8 million of expense recorded in the second quarter of 2007.

Based on grants made through December 31, 2008, we anticipate that stock-based compensation expense will be $9.5 million in 2009. This amount is subject to change based on additional equity grants or any change in our estimated forfeiture rate.

Bonus Expense

($000)	2008	2007	2006
Bonus expense	$49,912	$52,014	$38,341
% change	(4.0)%	35.7%	70.3%

% of revenue	9.9%	12.0%	12.2%
Change	(2.1)pp	(0.2)pp	2.3pp

In 2008, bonus expense declined about $2.1 million, or 4.0%, while revenue increased 15.5%. As a result, bonus expense declined to 9.9% of revenue in 2008, compared with 12.0% in 2007, reflecting the lower operating income growth in 2008 compared with 2007. Bonus expense recorded in 2007 increased $13.7 million driven by improved financial performance versus the prior year and incremental bonus expense from acquisitions.

The amount of bonus expense is not a fixed cost. Instead, changes in the size of our bonus pool will vary each year based on a number of items, including changes in full-year operating income growth relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We pay annual bonuses and include bonus expense in each of our operating expense categories.

As discussed in more detail below, we recently changed our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment.

Consolidated Operating Income

($000)	2008	2007	2006
Operating income	$139,119	$117,254	$77,527
% change	18.6%	51.2%	66.8%

Operating margin	27.7%	26.9%	24.6%
Change	0.8pp	2.3pp	4.1pp

Consolidated operating income increased $21.8 million in 2008 and $39.8 million in 2007. In 2008, the operating margin increased by 0.8 percentage points partly because of lower bonus expense and legal expense as a percentage of revenue, as well as the $1.6 million decline in product implementation expense associated with the Advice by Ibbotson service. Higher lease expense as a percentage of revenue offset these positive factors and contributed to the lower operating margin growth compared with the two previous years. Incremental costs added by acquisitions, such as amortization of intangible assets and higher compensation costs, also contributed to slower growth in the operating margin.

In 2006 and 2007, our operating margin expanded more dramatically because of more moderate growth in cost of goods sold and development expense. We also realized operating leverage from revenue growth in products with higher fixed costs, where the costs typically don’t increase or decrease as quickly as revenue, such as Investment Consulting, Morningstar Advisor Workstation, Licensed Data, and Morningstar.com.

Importantly, the 2008 annual operating margin reflects a mix of higher operating margins early in the year and lower margins in the latter part of the year, which worsened as the business environment became more challenging. Our operating margin was 24.1% in the fourth quarter of 2008, compared with 28.2% in fourth quarter of 2007. To better align operating expense with revenue in this challenging business environment, we’ve taken a number of steps to reduce our cost structure in 2009—mainly by reducing employee benefit costs and bonus expense. While cost reductions began in 2008, the largest reductions were effective January 1, 2009. We are reducing our single largest discretionary cost, bonus expense, with changes to the bonus plan in 2009. We also suspended matching contributions to our 401(k) program in the United States, which accounted for about $6.6 million of expense in 2008. We have also suspended salary increases, postponed most new hiring, and are cutting expenses in other areas such as travel. In addition, about $4.0 million of 2008 lease-related costs will not recur in future quarters because we will no longer incur lease costs for both our new and former corporate headquarters in Chicago.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures. Free cash flow is considered a non-GAAP financial measure. The definition of free cash flow we use may not be the same as similarly titled measures used by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We generated positive free cash flow in both 2008 and 2007. Our free cash flow of $103.9 million in 2008 reflects cash provided by operating activities of $152.4 million and capital expenditures of $48.5 million. Free cash flow of $101.0 million in 2007 reflects cash provided by operating activities of $112.3 million offset by capital expenditures of $11.3 million.

Free cash flow rose $2.9 million in 2008, reflecting a $40.1 million increase in cash provided by operating activities, which was offset by a $37.2 million increase in capital expenditures. Free cash flow increased $7.1 million in 2007, reflecting a $13.7 million increase in cash flow provided by operating activities, which was offset by a $6.6 million increase in capital expenditures.

Cash provided by operating activities increased $40.1 million in 2008. The increase resulted from the positive impact of higher net income (adjusted for non-cash items) of $43.0 million and an increase in deferred rent of $16.0 million. These increases were offset by the impact of higher cash paid for bonuses of $14.0 million and a decrease in the impact of accrued income taxes and accrued compensation. Deferred rent includes the tenant improvement allowance received in connection with the build-out of our new headquarters. The tenant improvement allowance will be amortized over the lease term as a reduction in office lease expense.

Cash provided by operating activities increased $13.7 million in 2007. Cash provided by operating activities benefited from the positive impact of higher net income (adjusted for non-cash items) of $17.0 million, an increase in accrued compensation of $19.0 million, and an increase in taxes payable of $16.7 million, all offset by higher cash paid for bonuses of $12.3 million and higher cash paid for taxes of $18.1 million. Our 2006 tax payments were reduced as a result of a $13.0 million cash tax benefit we received related to the Ibbotson acquisition, which was fully used during 2006.

In 2008, capital expenditures were $48.5 million, an increase of $37.2 million from the previous year. The 2008 increase was almost entirely driven by capital expenditures for our new headquarters in Chicago. In 2007, the $11.3 million in capital expenditures mainly consisted of leasehold improvement for new office space in Canada, Europe, and Australia; computer hardware to keep our operations up and running in the event of a disaster; and design work related to our new headquarters in Chicago.

Free cash flow as a percentage of revenue was 20.7% in 2008, 23.2% in 2007, and 29.8% in 2006.

To provide investors with additional insight into our financial results, we provide a comparison between the increase in net income with the change in cash flow provided by operating activities:

($000)	2008	2007	2006	2008 Change	2007 Change
Net income	$92,532	$73,922	$51,762	$18,610	$22,160
Adjustments to reconcile net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(23,531)	(30,428)	(13,734)	6,897	(16,694)
Depreciation and amortization expense	25,996	21,257	14,975	4,739	6,282
Stock-based compensation expense	11,281	10,978	8,575	303	2,403
All other non-cash items included in net income	9,286	(3,214)	(6,109)	12,500	2,895
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(49,253)	(35,269)	(22,978)	(13,984)	(12,291)
Cash paid for income taxes	(19,782)	(27,795)	(9,649)	8,013	(18,146)
Accounts receivable	(658)	(11,723)	(9,261)	11,065	(2,462)
Deferred revenue	(1,595)	8,401	10,967	(9,996)	(2,566)
Income taxes–current	41,860	53,024	36,345	(11,164)	16,679
Accrued compensation	46,920	58,387	39,404	(11,467)	18,983
Deferred rent	16,346	380	—	15,966	380
Other assets	1,573	(3,536)	(1,217)	5,109	(2,319)
Reduction of Australian litigation reserve	—	(2,091)	—	2,091	(2,091)
Accounts payable and accrued liabilities	3,008	2,729	(563)	279	3,292
All other	(1,537)	(2,654)	160	1,117	(2,814)
Cash provided by operating activities	$152,446	$112,368	$98,677	$40,078	$13,691

The $40.1 million increase in cash provided by operating activities in 2008 outpaced the $18.6 million increase in net income. The tenant improvement allowance of $16.3 million received in connection with the build-out of our new headquarters represented a significant benefit to cash flow in 2008, which is not expected to recur. Beginning in 2009, as the tenant improvement allowance is amortized over the lease term as a reduction in office lease expense, this will represent a deduction from net income to arrive at cash provided by operating activities.

The $13.7 million increase in cash provided by operating activities in 2007 was $8.5 million less than the $22.2 million increase in net income. Non-cash items included in net income were a primary driver of the difference between net income and cash provided by operations in 2008. We had an additional $16.7 million of excess tax benefits primarily because of an increase in the number of stock options exercised and the higher stock price on the date of these exercises. Changes in net operating assets and liabilities in total were flat when comparing 2007 to 2006, but many individual line items changed significantly. Cash paid for bonuses increased $12.3 million and cash paid for taxes increased $18.1 million, while accrued compensation and income taxes payable increased by $19.0 million and $16.7 million, respectively, and offset these higher cash payments.

SFAS No. 123(R), Share-Based Payment, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In 2008, 2007, and 2006 we classified $23.5 million, $30.4 million, and $13.7 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

We made bonus payments of approximately $60 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008. The $60 million payment includes $50 million in 2008 expense plus $10 million in deferred payments from the previous year.

Segment Results

($000)	2008	2007	2006	2008 Change	2007 Change
Revenue
Individual	$107,630	$97,299	$80,706	10.6%	20.6%
Advisor	127,598	115,739	94,694	10.2%	22.2%
Institutional	276,792	230,329	146,085	20.2%	57.7%
Elimination of intersegment revenue	(9,563)	(8,260)	(6,310)	15.8%	30.9%
Consolidated revenue	$502,457	$435,107	$315,175	15.5%	38.1%

Operating income
Individual	$27,762	$23,738	$22,921	17.0%	3.6%
Advisor	36,798	31,669	26,734	16.2%	18.5%
Institutional	91,679	76,656	37,244	19.6%	105.8%
Corporate items and eliminations	(17,120)	(14,809)	(9,372)	15.6%	58.0%
Consolidated operating income	$139,119	$117,254	$77,527	18.6%	51.2%

Operating margin
Individual	25.8%	24.4%	28.4%	1.4pp	(4.0)pp
Advisor	28.8%	27.4%	28.2%	1.4pp	(0.8)pp
Institutional	33.1%	33.3%	25.5%	(0.2)pp	7.8pp
Consolidated operating margin	27.7%	26.9%	24.6%	0.8pp	2.3pp

Individual Segment

Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our Web site for individual investors, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Following the Hemscott acquisition in the first quarter of 2008, this segment also includes revenue from the Hemscott Premium and Premium Plus subscription-based services and sales of Internet advertising space on Hemscott.com.

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

In 2008, 2007, and 2006 this segment represented, before intersegment eliminations, 21.4%, 22.4%, and 25.6%, respectively, of our consolidated revenue.

In 2008, revenue for the Individual segment increased $10.3 million. In 2007, segment revenue increased $16.6 million. Acquisitions contributed $2.0 million of revenue in 2008 and $5.1 million of revenue in 2007. Acquisitions represented 2 and 6 percentage points of growth in 2008 and 2007, respectively.

Morningstar.com Premium Membership and Internet advertising sales drove most of the segment’s organic revenue increase in 2008 and 2007, but growth slowed in 2008. Subscriptions for Morningstar.com Premium service fell slightly to 177,518 as of December 31, 2008, compared with 180,366 as of December 31, 2007. In addition, consistent with the trend over the past few years, we moderately increased subscription prices for Premium Membership in both January 2008 and 2007. As a result, revenue growth outpaced growth in the number of subscriptions. However, in 2008 subscribers declined by close to 3,000 compared with new subscriber additions of 14,409 in 2007, as general market weakness affected subscriber growth and new trials.

Excluding acquisitions, Internet advertising revenue also grew in both years, increasing about 8% in 2008 and 28% in 2007. Because of the market downturn, however, revenue from Internet advertising was down 16% in the fourth quarter of 2008.

Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement, also contributed to organic revenue growth in 2008. Revenue related to the Global Analyst Research Settlement accounted for approximately 20% of Individual segment revenue and 4% of our consolidated revenue in 2008. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the banks covered by it will no longer be required to provide independent research to their clients. We do not know how much of this business we’ll retain after the settlement period expires, but we expect this research revenue to decline significantly. For further discussion, see Item 1A—Risk Factors.

Operating income in 2008 increased by $4.1 million, or 17.0%, and in 2007 operating income increased $0.8 million, or 3.6%. Operating expense increased $6.3 million and $15.8 million in 2008 and 2007, respectively, with compensation-related expense generating most of the increase. Our equity analyst team, whose compensation costs are included in cost of goods sold, grew to 128 as of December 31, 2008, compared with 112 as of December 31, 2007, and 100 as of December 31, 2006. The change in operating expense also reflects additional expense from the Hemscott acquisition in 2008 and the Aspect Huntley and Ibbotson acquisitions in 2007.

The segment’s margin rose 1.4 percentage points in 2008 to 25.8% as most operating expenses other than lease and compensation expense declined as a percentage of revenue. The segment’s margin declined by 4.0 percentage points in 2007, reflecting lower margins associated with the Aspect Huntley operations and an increase in sales and marketing expense as a percentage of revenue. Sales and marketing costs rose because of expanded direct mail campaigns in the first quarter and additions to our sales staff during the year. Bonus expense increased in 2007, particularly in cost of goods sold, and also contributed to operating expense growth in 2006.

Advisor Segment

Our Advisor segment focuses on products and services for financial advisors. Key products in this segment based on revenue are Morningstar Advisor Workstation, Morningstar Principia, Morningstar Managed Portfolios, and Financial Communications. Advisor Workstation is a Web-based investment planning system that provides financial advisors with a comprehensive set of tools for conducting their core business. Advisor Workstation is available in two editions: the Office Edition for independent financial advisors and the Enterprise Edition for financial advisors affiliated with larger firms. Principia is our CD-ROM-based investment research and planning software for financial advisors. Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Financial Communications, includes investment conferences, Web sites, magazines, and presentation materials for financial advisors.

In 2008, 2007, and 2006, this segment represented, before intersegment eliminations, 25.4%, 26.6%, and 30.0%, respectively, of our consolidated revenue.

In 2008 and in 2007, revenue for the Advisor segment increased $11.9 million and $21.0 million, respectively. Acquisitions contributed $1.9 million to revenue growth in 2008 and $5.8 million to revenue growth in 2007. Excluding acquisitions, nearly all of the increase in revenue in 2008 and the majority of the increase in 2007 were driven by Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 190,267 as of December 31, 2008, compared with 175,725 as of December 31, 2007, and 153,838 as of December 31, 2006. The revenue growth reflects new client contracts as well as additional users and functionality for existing clients.

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

Morningstar Managed Portfolios revenue was flat in 2008 and contributed to revenue growth in 2007, but to a lesser degree than Advisor Workstation. Assets under management for Morningstar Managed Portfolios fell to $1.6 billion as of December 31, 2008, compared with $2.2 billion as of December 31, 2007, resulting from general market weakness. Assets under management were $1.8 billion as of December 31, 2006.

Principia revenue was down slightly in 2008 and flat in 2007. The number of subscriptions for Principia was 43,019 as of December 31, 2008, a 12% decrease from 48,900 as of December 31, 2007. The decline in the number of subscriptions partly reflects clients migrating from Principia to Advisor Workstation, but also reflects a retention rate decline as the economic environment weakened during the year.

In 2008, operating income for the Advisor segment was $36.8 million, an increase of $5.1 million. In 2007, Advisor segment operating income was $31.7 million, an increase of $5.0 million. Operating expense rose 8.0% in 2008. Cost of goods sold and compensation-related expense accounted for most of the change in operating expense in 2008.

Operating expense increased $16.1 million, or 23.7%, in 2007. Compensation-related expense including incentive compensation and commissions accounted for about 40% of the change in operating expense. The remainder of the operating expense growth was from higher general and administrative expense as well as growth in cost of goods sold. Incremental costs added primarily from the fund data business acquired from Standard & Poor’s also accounted for a portion of the increase across all cost categories.

The operating margin in 2008 increased by 1.4 percentage points as all operating expenses excluding lease and depreciation expense grew at a slower rate than revenue. In 2007, operating margin declined 0.8 percentage points. In 2006, operating income was positively impacted by $1.3 million of revenue from the elimination of a redundant license following the merger of two clients; no similar transaction occurred in 2007.

Institutional Segment

Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media companies, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Licensed Data, a set of investment data on a variety of databases, available through electronic data feeds; Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms.

With the January 2008 Hemscott acquisition, our Institutional segment includes Hemscott Data, Hemscott Guru, Hemscott Adviser Rankings Guide, and Hemscott IR. Our December 2008 acquisition of UK-based Tenfore Systems adds global real-time market data consolidated from over 160 sources.

The Institutional segment represented, before intersegment eliminations, 55.1%, 52.9%, and 46.4% of our consolidated revenue in 2008, 2007, and 2006, respectively.

In 2008, revenue for the Institutional segment increased $46.5 million. Acquisitions contributed approximately $23.2 million, representing approximately 10 percentage points of the segment’s revenue growth rate. Licensed Data was also a major contributor to organic revenue growth in the segment, as demand for data feeds and other services remained strong for most of 2008. During the fourth quarter, Licensed Data revenue declined slightly compared with third-quarter levels. Morningstar Direct also contributed to the increase in segment revenue in 2008. The number of licenses for Morningstar Direct totaled 2,961 worldwide as of December 31, 2008, up 32.8% compared with 2,229 as of December 31, 2007.

Investment Consulting, which has been a leading contributor to revenue growth in recent years, slowed considerably in 2008, and revenue was relatively flat year over year. Total assets under advisement for Investment Consulting declined approximately 32%, as assets under advisement from Morningstar Associates declined 48% and assets under advisement from Ibbotson Associates decreased about 11%.

Excluding changes related to contract cancellations or renewals, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. In 2007, both factors contributed to growth in assets under advisement, but increases in net inflows were the main driver behind the asset growth. In 2008, the U.S. stock market fell about 37% and was the main factor behind the decline in assets for most portfolios. In addition, during the second quarter of 2008, an Investment Consulting client informed us that it was not planning to renew its contract in October 2008. As a result, assets under advisement for Morningstar Associates declined more than the market for the year. Also, in the first quarter of 2009, we did not reach agreement on renewal terms with another consulting client. Combined, these contracts represented about $17 million of revenue in 2008.

We provided advisory services on approximately $66.2 billion in assets as of December 31, 2008, compared with approximately $97.5 billion as of December 31, 2007 and $55.5 billion as of December 31, 2006. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. We also provide Investment Consulting services for some assets under management for which we receive a flat fee.

In 2007, revenue for the Institutional segment increased $84.2 million. Acquisitions contributed $33.4 million, primarily from the fund data business acquired from Standard & Poor’s, and to a lesser extent from Ibbotson, Aspect Huntley, and the hedge fund and separate account database division of InvestorForce.

On a product level, the 2007 revenue expansion was driven by Investment Consulting, which contributed about 35% of the total increase in segment revenue, driven by substantial growth in assets under advisement mainly among existing clients.

Excluding revenue from acquisitions, Licensed Data and Morningstar Direct were the next largest contributors to revenue growth in 2007. Both products have benefited from expanded sales efforts in Europe and other markets outside the United States, as well as continued strength in the United States. The number of licenses for Morningstar Direct increased 65.4% to 2,229 worldwide as of December 31, 2007, compared with 1,348 as of December 31, 2006.

Retirement Advice, Morningstar EnCorr, and Licensed Tools and Content were also contributors to revenue growth during 2008 and 2007, although to a lesser extent. The Ibbotson acquisition significantly expanded our asset base in managed retirement accounts, and we are now one of the largest providers in this area.

	As of December 31
Assets under advisement for Investment Consulting ($ billions)	2008	2007	2006
Ibbotson Associates	$36.6	$40.9	$15.0
Morningstar Associates	29.6	56.6	40.5
Total	$66.2	$97.5	$55.5

	As of December 31
Assets under management in managed retirement accounts ($ billions)	2008	2007	2006
Advice by Ibbotson	$10.0	$12.7	$8.0
Morningstar Retirement Manager	1.0	1.0	0.6
Total	$11.0	$13.7	$8.6

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide this access.

	As of December 31
	2008	2007	2006
Plan Participants (millions)
Advice by Ibbotson	8.9	6.6	8.0
Morningstar Retirement Manager	8.3	8.8	9.0
Total	17.2	15.4	17.0

Plan Sponsors (approximate)
Advice by Ibbotson	68,000	60,000	37,000
Morningstar Retirement Manager	72,000	75,000	71,000
Total	140,000	135,000	108,000

Plan Providers
Advice by Ibbotson	7	8	7
Morningstar Retirement Manager	17	22	24
Total	24	30	31

In 2008, operating income for the Institutional segment increased $15.0 million, or 19.6%. In 2007, the segment’s operating income increased $39.4 million, or 105.8%.

Operating expense rose approximately $31.4 million in 2008 and $44.8 million in 2007. In both years, operating costs associated with acquisitions accounted for a significant portion of the increase. This additional cost is included in all expense categories, but had the largest impact on compensation expense. The 2008 expense increase was offset by lower bonus expense. Both 2008 and 2007 benefited from reduced product implementation fees related to our Advice by Ibbotson service.

Our Institutional segment operating margin was down slightly in 2008 at 33.1% after improving 7.8 percentage points in 2007. In 2007, revenue growth exceeded the increase in operating expense, largely driven by revenue growth in our Investment Consulting business, which has high fixed costs. This trend reversed dramatically in the latter half of 2008 when assets under advisement and revenue declined for the Investment Consulting business. This trend was the major contributor to the segment’s operating margin decline in the fourth quarter of 2008, which offset operating margin gains earlier in the year. In 2008, lower general and administrative expense and bonus expense as a percentage of revenue had a favorable impact on the margin, offsetting the growth in nearly all other operating expenses as a percentage of revenue. Product implementation fees related to our Advice by Ibbotson service represented 0% of revenue in 2008, 0.7% of revenue in 2007, and 1.9% of revenue in 2006. In addition, some of our acquired operations had a negative effect on the operating margin in 2008.

Corporate Items and Eliminations

This category primarily includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. In addition, this category includes capitalized internal product development costs (which results in a reduction of expense) and related amortization expense. The table below shows the components of corporate items and eliminations that impacted our consolidated operating income:

($000)	2008	2007	2006
Amortization expense	$16,648	$12,769	$7,004
Depreciation expense	213	1,905	2,665
Other	259	135	(297)
Corporate items and eliminations	$17,120	$14,809	$9,372
% change	15.6%	58.0%	154.3%

In 2008 and 2007, corporate items and eliminations increased because of additional amortization expense related to intangible assets from acquisitions, partially offset by lower depreciation expense.

Amortization of intangible assets increased $3.8 million in 2008 and $5.8 million in 2007. We have paid $283.2 million for acquisitions during the past three years. At December 31, 2008 and December 31, 2007, respectively, we had $156.4 million and $116.8 million recorded for intangible assets. We amortize these intangible assets over their estimated lives, ranging from two to 25 years. Based on acquisitions completed through December 31, 2008, we estimate that aggregate amortization expense for intangible assets will be $20.2 million in 2009. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense included in this category has declined over the past three years as computer equipment and internal product development costs, capitalized in previous years, are now fully depreciated.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2008	2007	2006
Equity in net income of unconsolidated entities	$1,321	$1,694	$2,787

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB. In 2008, 2007, and 2006, equity in net income of unconsolidated entities was primarily from our position in MJKK. In 2006, MJKK recorded a gain related to the sale of shares in a subsidiary’s initial public offering. Our share of the pre-tax gain was approximately $1.0 million. We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2008	2007	2006
Interest income, net	$5,687	$7,134	$4,623
Other expense, net	(1,832)	(905)	(459)
Non-operating income	$3,855	$6,229	$4,164

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $1.4 million in 2008 because of lower returns on our invested balances during the year. Net interest income increased $2.5 million during 2007. We generated more interest income in 2007 because of higher balances for cash, cash equivalents, and investments in 2007 compared with 2006, as well as higher returns on these invested balances.

Other expense mainly reflects foreign currency exchange gains and losses arising from the ordinary course of business related to our non-U.S. operations, the minority interest in earnings of our consolidated entities, and realized gains and losses from our investment portfolio. The larger expense in 2008 was influenced primarily by currency losses in the fourth quarter driven by a significantly stronger U.S. dollar.

Income Tax Expense

The following table summarizes our effective income tax rate:

($000)	2008	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$142,974	$123,483	$81,691
Equity in net income of unconsolidated entities	1,321	1,694	2,787
Total	$144,295	$125,177	$84,478
Income tax expense	$51,763	$51,255	$32,975
Effective income tax rate	35.9%	40.9%	39.0%

Our effective tax rate declined 5.0 percentage points in 2008. The 2008 effective tax rate reflects the favorable, but variable, benefit from incentive stock-option transactions and a decrease in our U.S. state tax rate following a 2007 change in state tax law. These reductions were partially offset by an increase in liabilities for certain tax positions in the company’s U.S. and non-U.S. operations. We are not able to anticipate the amount or timing of tax benefits related to incentive stock options. Incentive stock options impact our effective tax rate once a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit when a disqualifying disposition occurs, which reduces our effective income tax rate.

In 2007, our effective tax rate increased 1.9 percentage points. Approximately half of the change was because of an increase to our overall U.S. state tax rate and additional state income tax expense related to a change in state tax law enacted in 2007. Because of this tax law change, we realize a lower tax benefit when we use our net deferred tax assets in future periods. We therefore reduced the value of our deferred tax assets and recorded a corresponding increase to income tax expense as of the date of enactment. The remainder of the change in our effective tax rate was because of an increase in unrecognized tax benefits.

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

As of December 31, 2008, we had net operating loss (NOL) carryforwards of $44.9 million related to our non-U.S. operations and have recorded a valuation allowance against all but $3.6 million of these NOLs. Because of the historical operating losses for certain non-U.S. operations, a valuation allowance is required because we do not believe that it is more likely than not that we will be able to use all of our non-U.S. NOLs.

Certain positions we have taken or intend to take on our U.S. and non-U.S. tax returns may be reviewed by tax authorities in the jurisdictions in which we operate. As of December 31, 2008, we had approximately $7.7 million of gross unrecognized tax benefits, of which $5.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $5.4 million. In 2009, we expect changes to our liability for uncertain tax positions of approximately $1.8 million for settlements with tax authorities and $1.6 million for lapses of statutes of limitations. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

We anticipate that our effective income tax rate may continue to fluctuate related to the creation or reversal of valuation allowances for our non-U.S. operations as well as to changes in unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. The ongoing financial crisis, which accelerated during the latter half of 2008, has heightened our application of a conservative investment policy, emphasizing principal preservation. Despite adverse conditions in the credit markets, which have also adversely affected traditionally safe investments such as money market funds and high-grade commercial paper, we believe our investment portfolio remains marketable. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and for funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit. During 2008, we paid $105.4 million for acquisitions with internally generated funds.

Cash and Cash Equivalents

As of December 31, 2008, we had cash, cash equivalents, and investments of $297.6 million, an increase of $39.0 million compared with the balance as of December 31, 2007. During 2008, we were able to generate sufficient cash to more than offset payments related to acquisitions, bonuses, income taxes, and capital expenditures. We also had sufficient cash on hand as of December 31, 2008 to make our annual bonus payments in February 2009. During the first quarter of 2009, we made bonus payments of approximately $60 million. The payment includes approximately $50 million of bonus expense recorded in 2008 and $10 million of bonus payments deferred from the previous year. In accordance with bonus program revisions adopted in January 2009, we are not deferring payments on any bonus expense recorded for 2008.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In 2008, cash provided by operating activities was $152.4 million driven by $115.5 million of net income adjusted for non-cash items and $36.9 million of changes in our net operating assets and liabilities. Changes in our operating assets and liabilities mainly benefited from a $16.3 million increase in deferred rent, a $46.9 million increase in accrued compensation, and a $41.9 million increase in income taxes payable. During 2008, bonus payments of approximately $49.3 million and tax payments of $19.8 million offset these cash flow benefits.

In 2007, cash provided by operating activities was $112.4 million, driven by net income, adjusted for non-cash items of $72.5 million, and changes in our net operating assets and liabilities of $39.9 million. Changes in net operating assets mainly benefited from a $58.4 million increase in accrued compensation and a $53.0 million increase in income taxes payable. These benefits were offset by bonus payments of $35.3 million and tax payments of $27.8 million.

In 2006, cash provided by operating activities was $98.7 million. Net income, adjusted for non-cash items of $55.5 million, and changes in our net operating assets and liabilities of $43.2 million benefited cash provided by operating activities. Changes in our net operating assets and liabilities mainly benefited from a $39.4 million increase in accrued compensation and a $36.3 million increase in income taxes payable. These benefits were offset by bonus payments of $23.0 million and tax payments of $9.6 million. Tax payments in 2006 were reduced primarily because of the cash tax benefit we received from the Ibbotson acquisition in 2006, which was fully used during 2006.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of cash used for investing activities can vary from period to period depending on the level of activity in these three categories.

Cash used for investing activities was $179.1 million in 2008, $102.8 million in 2007, and $129.0 million in 2006. Cash used for a total of six acquisitions in 2008, net of cash acquired, was $105.4 million. In 2007, cash used for acquisitions, net of cash acquired, was $60.5 million, primarily related to our acquisition of the fund data business from Standard & Poor’s. In 2007, we also paid cash to acquire the remaining 2% share ownership in Morningstar Europe NV and to make the final payment related to the Aspect Huntley acquisition. Cash used for acquisitions in 2006, net of cash acquired, was $117.3 million. This total includes cash used to purchase Ibbotson in March 2006, Aspect Huntley in July 2006, and the hedge fund and separate account database division of InvestorForce in August 2006. Cash used for acquisitions includes transaction costs directly related to the acquisitions.

Purchases of investments, net of proceeds from the sale of investments, were $24.9 million, $31.0 million, and $6.6 million in 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, we had investments, consisting primarily of fixed-income securities, of $123.7 and $99.0 million, respectively. As of December 31, 2008, our investments represented approximately 42% of our total cash, cash equivalents, and investments, up 4 percentage points compared to December 31, 2007.

Capital expenditures were $48.5 million, $11.3 million, and $4.7 million in 2008, 2007, and 2006, respectively. Capital expenditures are primarily for leasehold improvements, computer hardware, and computer software. In 2008, our capital expenditures were significantly higher than in previous years primarily because of the build-out of our new headquarters in Chicago. Tenant improvement allowances of $16.3 million, which are included in cash provided by operating activities, reduced the total amount of cash we paid for the build-out.

We expect to make capital expenditures of approximately $15 million in 2009, significantly lower than the amount in 2008.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value which will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 11 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2008.

In 2008, cash provided by financing activities was $47.6 million. Proceeds from stock option exercises totaled $23.4 million and excess tax benefits related to stock option exercises and vesting of restricted stock units totaled $23.5 million. In 2008, cash provided by financing activities decreased by $4.8 million, or 9.2%, compared with 2007, driven mostly by a $6.9 million decline in excess tax benefits. The decrease was due primarily to a lower average stock price at the time the stock options were exercised.

In 2007, cash provided by financing activities was $52.5 million. We received proceeds of $22.0 million from stock option exercises. We also recorded $30.4 million for excess tax benefits related to stock option exercises and vesting of restricted stock units. In 2007, cash provided by financing activities increased by $18.5 million, or 54.4%, compared with 2006, driven almost entirely by an additional $16.7 million of excess tax benefits. The increase was due to a larger number of stock options exercised and the higher stock price on the date of these exercises.

Employees exercised approximately 2.4 million, 2.5 million, and 2.1 million stock options in 2008, 2007, and 2006, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2008, 2007, and 2006 was $113.6 million, $133.5 million, and $66.7 million, respectively.

Acquisitions

We invested $105.4 million for six acquisitions in 2008 that in total have annual revenue of approximately $40 million. A description of our acquisitions during the past three years, including purchase price and product offerings, is contained in Note 7 of the Notes to our Consolidated Financial Statements.

Subsequent Event

2009 Operating Structure and Segment Information

Beginning in 2009, we are changing our organizational structure and operating segments. Under the new structure, Morningstar has two operating segments:  Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The changes are effective January 1, 2009.

The new structure organizes our operations according to product lines and growth strategies rather than audience segments. The new Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn the majority of their revenue from asset-based fees. In addition, under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we will no longer allocate corporate costs to our business segments.

The table below shows our segment data for 2008, 2007, and 2006 based on the new organization structure:

($000)	2008	2007	2006	2008 Change	2007 Change
Revenue
Investment Information	$390,693	$327,372	$243,074	19.3%	34.7%
Investment Management	111,764	107,735	72,101	3.7%	49.4%
Consolidated revenue	$502,457	$435,107	$315,175	15.5%	38.1%

Operating income (loss) (1)
Investment Information	$138,902	$114,948	$86,425	20.8%	33.0%
Investment Management	60,396	55,395	32,167	9.0%	72.2%
Intangible amortization and corporate depreciation expense	(20,550)	(18,522)	(12,825)	10.9%	44.4%
Corporate unallocated	(39,629)	(34,567)	(28,240)	14.6%	22.4%
Consolidated operating income	$139,119	$117,254	$77,527	18.6%	51.2%

Operating margin
Investment Information	35.6%	35.1%	35.6%	0.5pp	(0.5)pp
Investment Management	54.0%	51.4%	44.6%	2.6pp	6.8pp
Consolidated operating margin	27.7%	26.9%	24.6%	0.8pp	2.3pp

(1) Includes stock-based compensation expense allocated to each segment.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 2 of the Notes to our Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires our management team to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures included in our Consolidated Financial Statements.

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

We make significant judgments related to revenue recognition, including whether fees are fixed or determinable and whether the collection of payment is probable. For contracts that combine multiple products and services, we make judgments regarding the fair value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite to the recognition of revenue. If arrangements include an acceptance provision, we recognize revenue upon the receipt of customer acceptance.

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2008, our deferred revenue was $130.3 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling of our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired companies that complement our business operations. Over the past three years, the total cash paid for acquisitions, net of cash acquired, was $283.2 million.

For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill in accordance with SFAS No. 141, Business Combinations. We recognize the assets and liabilities acquired related to these acquisitions at their estimated fair values. As of December 31, 2008, we allocated $156.4 million of value to intangible assets primarily for customer-related assets, intellectual property, and technology-based assets. The estimated useful lives of the intangible assets range from two to 25 years. As of December 31, 2008, we also have recorded $187.2 million of goodwill arising from acquisitions.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2008 was $187.2 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. Instead, it is subject to at least an annual test for impairment, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit.

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

Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we use to manage the underlying business, there is significant judgment in determining the cash flows attributable to these businesses over a long-term horizon. We update these assumptions and cash flow estimates at least annually.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2008 includes property, equipment, and capitalized software of $58.8 million and intangible assets, net of accumulated amortization, of $119.8 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include a deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Stock-Based Compensation

We include stock-based compensation expense in each of our operating expense categories. Since 2006, we have mainly granted restricted stock units to employees. In years prior to 2006, the stock-based compensation expense reflected stock option grants.

We adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2006. Under SFAS No. 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. For stock options, we measured the fair value on the date of grant using a Black-Scholes option-pricing model. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We ultimately adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

Because our largest annual equity grants typically have vesting dates in the second quarter of the year, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested. In addition, we update our estimate of the forfeiture rate that will be applied to awards not yet vested. In 2008, we recorded approximately $0.2 million of additional stock-based compensation expense related to these changes in estimates. In 2007, we recorded additional stock-based compensation expense of $0.8 million related to these changes in estimates.

We believe that the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in our Consolidated Financial Statements.

Income Taxes

Our effective tax rate is based on the mix of income and losses in our U.S. and non-U.S. operations, statutory tax rates, and tax-planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required to evaluate our tax positions.

Tax law requires us to include items in our tax return at different times from when these items are reflected in our Consolidated Income Statement. As a result, the effective tax rate reflected in our Consolidated Financial Statements is different from the tax rate reported on our tax return (our cash tax rate). Some of these differences, such as expenses that are not deductible in our tax return, are permanent. Other differences, such as depreciation expense, reverse over time. These timing differences create deferred tax assets and liabilities. We determine our deferred tax assets and liabilities based on temporary differences between the financial reporting and the tax basis of assets and liabilities. The excess tax benefits associated with stock option exercises and vesting of restricted stock units also create a difference between our cash tax rate and the effective tax rate in our Consolidated Income Statement.

As of December 31, 2008, we had deferred tax assets of $41.6 million and deferred tax liabilities of $34.0 million. These deferred tax assets include $12.6 million of deferred tax assets related to $44.9 million of NOLs of our non-U.S. operations. Because of the historical operating losses of certain of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $3.6 million of the NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In assessing the need for a valuation allowance, we consider both positive and negative evidence, including tax-planning strategies, projected future taxable income, and recent financial performance. If we determine a lesser allowance is required at some point in the future, we would record a reduction to our tax expense and valuation allowance. These adjustments would be made in the same period we determined the change in the valuation allowance was needed. This would cause our income tax expense, effective tax rate, and net income to fluctuate.

We assess uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. We use judgment to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. We recognize liabilities to represent our potential future obligations to taxing authorities for the benefits taken in our tax returns. We adjust these liabilities, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

We use judgment to classify unrecognized tax benefits as either current or noncurrent liabilities in our Consolidated Balance Sheets. Settlement of any particular issue would usually require the use of cash. We generally classify liabilities associated with unrecognized tax benefits as noncurrent liabilities. It typically takes several years between our initial tax return filing and the final resolution of any uncertain tax positions with the tax authority. We recognize favorable resolutions of tax matters for which we have previously established reserves as a reduction to our income tax expense when the amounts involved become known.

Assessing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns requires judgment. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations, which we describe in Notes 16 and 17 of the Notes to our Consolidated Financial Statements. These legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and government actions. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be impacted.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are in the process of determining the effect the adoption of FSP 142-3 will have on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. The new standard is intended to improve financial reporting and disclosure about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. To date, we have not engaged in currency or other hedging activities, and we do not currently have any positions in derivative instruments. Therefore, we do not expect the adoption of SFAS No. 161 will have any impact on our Consolidated Financial Statements.

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

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2008 and the expected timing of cash payments related to these contractual obligations:

($000)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$10,176	$15,731	$14,516	$12,272	$9,953	$84,538	$147,186
Unrecognized tax benefits (2)	2,427	—	—	—	—	—	2,427
Deferred compensation agreement (3)	82	—	—	—	—	—	82
Asset retirement obligation (4)	375	—	—	—	—	—	375

Total	$13,060	$15,731	$14,516	$12,272	$9,953	$84,538	$150,070

(1)

The non-cancelable operating lease obligations are mainly for lease commitments for office space and include the lease payments for approximately 235,000 square feet of office space in Chicago, Illinois for our U.S.-based operations. Although the lease began in 2008, the minimum lease payments will begin in the second half of 2009. This lease has a term of 15 years.

(2)

Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FIN 48. The amount included in the table represents amounts we anticipate may be settled in 2009. The table excludes approximately $1.6 million of unrecognized tax benefits included as a current liability in our Consolidated Balance Sheet as of December 31, 2008, which we expect will reverse in 2009 due to lapses of statutes of limitations. The table also excludes $3.8 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2008, for which we cannot make a reasonably reliable estimate of the period of payment.

(3)

We have an obligation to pay up to approximately $0.1 million under a deferred compensation agreement with Don Phillips, one of our managing directors, as discussed in Note 12 of the Notes to our Consolidated Financial Statements. We are required to make these payments as Don exercises certain stock options granted to him under the 1999 Stock Option Plan. As of December 31, 2008, there were 30,576 stock options remaining, which we expect to be exercised in the first quarter of 2009.

(4)	The asset retirement obligation relates to costs that will be incurred to return office space modified by leasehold improvements to its original condition in accordance with the lease agreement.

There are no purchase commitments as of December 31, 2008 that we believe would have a significant impact on our financial position or cash flows.

Selected Quarterly Financial Data

	2007				2008
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$95,447	$109,685	$111,859	$118,116	$125,444	$132,237	$125,505	$119,271
Operating expense (1):
Cost of goods sold	25,855	29,020	28,674	30,228	32,938	33,164	32,828	31,155
Development	8,055	9,134	9,010	8,917	10,115	9,801	10,271	10,153
Sales and marketing	16,729	16,471	17,132	18,503	22,224	20,866	19,457	19,104
General and administrative	16,086	21,128	19,936	21,718	19,325	20,560	22,507	22,874
Depreciation and amortization	4,695	5,486	5,662	5,414	6,157	6,276	6,266	7,297
Total operating expense	71,420	81,239	80,414	84,780	90,759	90,667	91,329	90,583
Operating income	24,027	28,446	31,445	33,336	34,685	41,570	34,176	28,688
Non-operating income:
Interest income, net	1,749	1,437	1,812	2,136	1,519	1,381	1,568	1,219
Other income (expense), net	(236)	(69)	408	(1,008)	24	(321)	(278)	(1,257)
Non-operating income, net	1,513	1,368	2,220	1,128	1,543	1,060	1,290	(38)
Income before income taxes and equity in net income of unconsolidated entities	25,540	29,814	33,665	34,464	36,228	42,630	35,466	28,650
Income tax expense	10,291	11,996	14,229	14,739	13,504	15,076	13,547	9,636
Equity in net income of unconsolidated entities	537	455	417	285	352	445	268	256
Net income	$15,786	$18,273	$19,853	$20,010	$23,076	$27,999	$22,187	$19,270
Basic income per share:
Basic net income per share	$0.37	$0.43	$0.46	$0.45	$0.51	$0.61	$0.48	$0.41
Weighted average common shares outstanding—basic	42,401	42,852	43,393	44,188	45,224	45,921	46,499	46,902
Diluted income per share:
Diluted net income per share	$0.33	$0.38	$0.41	$0.41	$0.47	$0.57	$0.45	$0.39
Weighted average common shares outstanding—diluted	47,381	47,868	48,232	48,757	49,010	49,290	49,421	49,124

(1) Includes stock-based compensation expense of:

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Cost of goods sold	$338	$513	$408	$447	$436	$528	$547	$547
Development	253	371	302	330	321	367	359	355
Sales and marketing	299	412	327	359	345	379	366	359
General and administrative	1,444	1,907	1,560	1,708	1,642	1,695	1,546	1,489
Total stock-based compensation expense	$2,334	$3,203	$2,597	$2,844	$2,744	$2,969	$2,818	$2,750

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of December 31, 2008, our cash, cash equivalents, and investments balance was $297.6 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.9 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule presented in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morningstar, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morningstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of Morningstar, Inc. and subsidiaries and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 4, 2009

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2008	2007	2006
Revenue	$502,457	$435,107	$315,175
Operating expenses: (1)
Cost of goods sold	130,085	113,777	86,975
Development	40,340	35,116	29,494
Sales and marketing	81,651	68,835	50,614
General and administrative	85,266	78,868	55,590
Depreciation and amortization	25,996	21,257	14,975
Total operating expense	363,338	317,853	237,648
Operating income	139,119	117,254	77,527
Non-operating income (expense):
Interest income, net	5,687	7,134	4,623
Other expense, net	(1,832)	(905)	(459)
Non-operating income, net	3,855	6,229	4,164
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	142,974	123,483	81,691
Income tax expense	51,763	51,255	32,975
Equity in net income of unconsolidated entities	1,321	1,694	2,787
Income before cumulative effect of accounting change	92,532	73,922	51,503
Cumulative effect of accounting change, net of income tax expense of $171	—	—	259
Net income	$92,532	$73,922	$51,762

Basic income per share:
Basic income per share before cumulative effect of accounting change	$2.01	$1.71	$1.25
Cumulative per share effect of accounting change	—	—	0.01
Basic net income per share	$2.01	$1.71	$1.26
Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$1.88	$1.53	$1.10
Cumulative per share effect of accounting change	—	—	0.01
Diluted net income per share	$1.88	$1.53	$1.11

Weighted average shares outstanding:
Basic	46,139	43,216	41,176
Diluted	49,213	48,165	46,723

	2008	2007	2006
(1) Includes stock-based compensation expense of:
Cost of goods sold	$2,058	$1,706	$1,172
Development	1,402	1,256	532
Sales and marketing	1,449	1,397	571
General and administrative	6,372	6,619	6,300
Total stock-based compensation expense	$11,281	$10,978	$8,575

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$173,891	$159,576
Investments	123,686	99,012
Accounts receivable, less allowance of $466 and $161, respectively	89,537	86,812
Deferred tax asset, net	3,538	—
Income tax receivable	9,193	8,998
Other	13,891	13,163
Total current assets	413,736	367,561
Property, equipment, and capitalized software, net	58,822	19,108
Investments in unconsolidated entities	20,404	19,855
Goodwill	187,242	128,141
Intangible assets, net	119,812	95,767
Deferred tax asset, net	—	15,658
Other assets	3,924	3,217
Total assets	$803,940	$649,307

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$30,071	$22,325
Accrued compensation	73,012	64,709
Deferred revenue	130,270	129,302
Deferred tax liability, net	—	557
Other	88	945
Total current liabilities	233,441	217,838
Accrued compensation	3,611	13,913
Deferred tax liability, net	7,531	—
Other long-term liabilities	23,825	9,253
Total liabilities	268,408	241,004

Shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 47,282,958 and 44,843,166 shares were outstanding as of December 31, 2008 and 2007, respectively	4	4
Treasury stock at cost, 233,332 shares as of December 31, 2008 and 2007	(3,280)	(3,280)
Additional paid-in capital	390,404	332,164
Retained earnings	164,289	71,757
Accumulated other comprehensive income (loss):
Currency translation adjustment	(16,366)	7,606
Unrealized gain on available-for-sale securities	481	52
Total accumulated other comprehensive income (loss)	(15,885)	7,658
Total shareholders’ equity	535,532	408,303
Total liabilities and shareholders’ equity	$803,940	$649,307

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

						Accumulated
	Common Stock			Additional	Retained	Other	Total
	Shares	Par	Treasury	Paid-In	Earnings	Comprehensive	Shareholders’
(in thousands except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income (Loss)	Equity

Balance as of January 1, 2006	40,284,513	$4	$(3,280)	$226,593	$(50,608)	$1,005	$173,714
Comprehensive income:
Net income		—	—	—	51,762	—	51,762
Unrealized gain on investments, net of tax of $52			—	—	—	78	78
Foreign currency translation adjustment		—	—	—	—	1,741	1,741
Total comprehensive income		—	—	—	51,762	1,819	53,581
Issuance of common stock related to stock option exercises, net	1,943,905	—	—	20,249	—	—	20,249
Stock-based compensation		—	—	8,575	—	—	8,575
Cumulative effect of accounting change related to the adoption of SFAS No. 123(R)		—	—	(430)	—	—	(430)
Tax benefit derived from stock option exercises		—	—	13,734	—	—	13,734
Balance as of December 31, 2006	42,228,418	4	(3,280)	268,721	1,154	2,824	269,423
Cumulative effect of accounting change related to the adoption of EITF No. 06-2		—	—	—	(3,319)	—	(3,319)
Balance as of January 1, 2007	42,228,418	4	(3,280)	268,721	(2,165)	2,824	266,104
Comprehensive income:
Net income		—	—	—	73,922	—	73,922
Unrealized gains on investments, net of income tax of $67		—	—	—	—	99	99
Foreign currency translation adjustment		—	—	—	—	4,735	4,735
Total comprehensive income		—	—	—	73,922	4,834	78,756
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,614,748	—	—	22,037	—	—	22,037
Stock-based compensation		—	—	10,978	—	—	10,978
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	30,428	—	—	30,428
Balance as of December 31, 2007	44,843,166	4	(3,280)	332,164	71,757	7,658	408,303
Comprehensive income:
Net income		—	—	—	92,532	—	92,532
Unrealized gains on investments, net of income tax of $252		—	—	—	—	429	429
Foreign currency translation adjustment		—	—	—	—	(23,972)	(23,972)
Total comprehensive income (loss)		—	—	—	92,532	(23,543)	68,989
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,439,792	—	—	23,428	—	—	23,428
Stock-based compensation		—	—	11,281	—	—	11,281
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	23,531	—	—	23,531
Balance as of December 31, 2008	47,282,958	$4	$(3,280)	$390,404	$164,289	$(15,885)	$535,532

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2008	2007	2006
Operating activities
Net income	$92,532	$73,922	$51,762
Adjustments to reconcile net income to net cash flows from operating activities:
Cumulative effect of accounting change, net of tax	—	—	(259)
Depreciation and amortization	25,996	21,257	14,975
Deferred income tax expense (benefit)	9,241	(1,048)	(3,856)
Stock-based compensation	11,281	10,978	8,575
Provision for (recovery of) bad debt	242	(54)	159
Equity in net income of unconsolidated entities	(1,321)	(1,694)	(2,787)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(23,531)	(30,428)	(13,734)
Other, net	1,124	(418)	634
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(658)	(11,723)	(9,261)
Other assets	1,573	(3,536)	(1,217)
Accounts payable and accrued liabilities	3,008	638	(563)
Accrued compensation	(2,333)	23,118	16,426
Deferred revenue	(1,595)	8,401	10,967
Income taxes payable	22,078	25,229	26,696
Deferred rent	16,346	380	—
Other liabilities	(1,537)	(2,654)	160
Cash provided by operating activities	152,446	112,368	98,677

Investing activities
Purchases of investments	(134,117)	(159,693)	(81,265)
Proceeds from sale of investments	109,172	128,713	74,679
Capital expenditures	(48,519)	(11,346)	(4,722)
Acquisitions, net of cash acquired	(105,410)	(60,508)	(117,331)
Other, net	(250)	(4)	(363)
Cash used for investing activities	(179,124)	(102,838)	(129,002)

Financing activities
Proceeds from sale of common stock, primarily stock option exercises	23,428	22,037	20,249
Excess tax benefits from stock option exercises and vesting of restricted stock units	23,531	30,428	13,734
Other	671	—	—
Cash provided by financing activities	47,630	52,465	33,983

Effect of exchange rate changes on cash and cash equivalents	(6,637)	1,441	115
Net increase in cash and cash equivalents	14,315	63,436	3,773
Cash and cash equivalents — Beginning of year	159,576	96,140	92,367
Cash and cash equivalents — End of year	$173,891	$159,576	$96,140

Supplemental disclosures of cash flow information
Cash paid for income taxes	$19,782	$27,795	$9,649
Cash paid for interest	$—	$—	$—

Supplemental information of non-cash investing and financing activities
Unrealized gain on available-for-sale investments	$672	$142	$148

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), is a provider of independent investment research in North America, Europe, Australia, and Asia. We offer an extensive line of Internet, software, and print-based products for individual investors, financial advisors, and institutional clients and provide data on investment offerings worldwide. We also offer asset management services for advisors, institutions, and retirement plan participants.

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

Investments. We account for our investments in accordance with Statement of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities.  We classify our investments into three categories: held-to-maturity, trading, and available-for-sale.

•                  Held-to-maturity:  We classify certain investments, consisting primarily of certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets.

•                  Trading:  We classify certain other investments, consisting primarily of equity securities, as trading securities, based on our intent to hold the securities for a short period of time and generate profits on short-term differences in price, as well as to satisfy the requirements of one of our wholly owned subsidiaries which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments as a component of our operating income in the Consolidated Statements of Income. We record these securities at their fair value in our Consolidated Balance Sheets.

•                  Available-for-sale:  Investments not considered held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities primarily consist of fixed-income securities. We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes. We record these securities at their fair value in our Consolidated Balance Sheets.

Fair Value Measurements.  Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•                  Level 1:  Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•                  Level 2:  Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•                  Level 3:  Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We provide additional information concerning our investments that are subject to valuation under SFAS No. 157 in Note 6, Fair Value Measurements.

The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 allows the fair value option to be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective January 1, 2008, we chose not to apply this fair value option to any of our eligible assets.

Concentration of Credit Risk.  No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2008, 2007, and 2006, no single customer represented 10% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation.  We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,
SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Internal product development costs mainly consist of personnel costs relating to the development of new Web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years.

Purchase Price Allocations.  Over the past several years, we have acquired companies that complement our business operations. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill in accordance with SFAS No. 141, Business Combinations.  We recognize the assets and liabilities acquired at their estimated fair values. In conjunction with the purchase price allocation, we follow the requirements of SFAS No. 109, Accounting for Income Taxes. As part of the purchase price allocation, we establish deferred tax assets or liabilities reflecting the difference between the values assigned for financial statement purposes compared with values applicable for income tax purposes. In certain acquisitions the goodwill resulting from the purchase price allocation may not be deductible for income tax purposes. SFAS No. 109 prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

Goodwill.  Changes in the carrying amount of our recorded goodwill are primarily the result of business acquisitions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill; instead, goodwill is subject to at least an annual test for impairment, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments. We performed annual impairment reviews in the fourth quarter of 2008, 2007, and 2006 and did not record any impairment losses in these years.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from two to 25 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,

we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. We did not record any impairment losses in 2008, 2007, or 2006.

Revenue Recognition.  We earn revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our Web sites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years.

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

Deferred revenue represents the portion of subscriptions billed or collected in advance of the service being provided which we expect to recognize in future periods.

We follow the standards established in Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; EITF No. 00-21, Revenue Arrangements with Multiple Deliverables; and SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

We recognize revenue from subscription sales in equal installments over the term of the subscription. Revenue from consulting, retirement advice, Internet advertising and other non-subscription products and services is recognized when the product or service is delivered or, when applicable, over the service obligation period defined by the terms of the contract.  Revenue from Internet advertising is generated primarily from “impression-based” contracts.  For advertisers who use our cost-per impression pricing, we charge fees each time their ads are displayed on our site. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met. For contracts that combine multiple products and services, we assign the fair value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite to the recognition of revenue. If arrangements include an acceptance provision, we recognize revenue upon the receipt of customer acceptance.

We record taxes imposed on revenue-producing transactions (such as sales, use, value added, and some excise taxes) on a net basis; therefore, such taxes are excluded from revenue in our Consolidated Statements of Income.

Advertising Costs.  Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 totaled $10,549,000, $8,987,000, and $6,450,000, respectively.

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

SFAS No. 123(R) requires that we classify the cash flows which result when the tax deduction exceeds the compensation cost recognized for options and restricted stock units (excess tax benefits) as financing cash flows. These excess tax benefits were $23,531,000 in 2008, $30,428,000 in 2007, and $13,734,000 in 2006.

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

The adoption of FIN 48 did not result in a material adjustment in the liability for unrecognized tax benefits, and as a result, we did not record a cumulative-effect adjustment to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $2,691,000 of gross unrecognized tax benefits, of which $2,291,000, if recognized, would have resulted in a reduction of our effective income tax rate.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. Interest and penalties were not material as of the date of adoption.

We classify liabilities related to unrecognized tax benefits as a current liability to the extent that we expect to make a payment within a year. We include liabilities which are not expected to be paid within a year as “Other long-term liabilities” in our Consolidated Balance Sheet.

Income per Share. We compute and present income per share in accordance with SFAS No. 128, Earnings per Share. The difference between weighted average shares outstanding and diluted shares outstanding reflects the dilutive effect of employee stock options and restricted stock units.

Foreign Currency. We translate the financial statements of non-U.S. subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for revenue and expenses. We use the local currency as the functional currency for all of our non-U.S. subsidiaries. We record translation adjustments for non-U.S. subsidiaries as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss). We include exchange gains and losses arising from transactions denominated in currencies other than the functional currency in “Other income (expense), net” in our Consolidated Statements of Income.

3. Income Per Share

The numerator for both basic and diluted income per share is net income. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. We reflect the dilutive effect of outstanding employee stock options and restricted stock units in the denominator for diluted income per share using the treasury stock method.

The following table reconciles our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2008	2007	2006
Basic income per share:
Income before cumulative effect of accounting change	$92,532	$73,922	$51,503
Cumulative effect of accounting change, net of tax	—	—	259
Net income	$92,532	$73,922	$51,762
Weighted average common shares outstanding	46,139	43,216	41,176

Basic income per share before cumulative effect of accounting change	$2.01	$1.71	$1.25
Cumulative per share effect of accounting change	—	—	0.01
Basic net income per share	$2.01	$1.71	$1.26

Diluted income per share:
Income before cumulative effect of accounting change	$92,532	$73,922	$51,503
Cumulative effect of accounting change	—	—	259
Net income	$92,532	$73,922	$51,762

Weighted average common shares outstanding	46,139	43,216	41,176
Net effect of dilutive stock options and restricted stock units	3,074	4,949	5,547
Weighted average common shares outstanding for computing diluted income per share	49,213	48,165	46,723

Diluted income per share before cumulative effect of accounting change	$1.88	$1.53	$1.10
Cumulative per share effect of accounting change	—	—	0.01
Diluted net income per share	$1.88	$1.53	$1.11

4. Segment and Geographical Area Information

We organize our operations based on products and services sold in three primary business segments: Individual, Advisor, and Institutional.

•                  Individual segment. Our Individual segment focuses on products and services for individual investors. The largest product in this segment based on revenue is our Web site, Morningstar.com, which includes both paid Premium Membership service and sales of Internet advertising space. Following the Hemscott acquisition in the first quarter of 2008, this segment also includes revenue from the Hemscott Premium and Premium Plus subscription-based services and sales of Internet advertising space on Hemscott.com. Our Individual segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, investors can access our equity research through our Premium Membership offering on Morningstar.com. We also offer a variety of print publications about investing, including several newsletters and books.

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

•                  Institutional segment. Our Institutional segment focuses on products and services for institutions, including banks, insurance companies, mutual fund companies, brokerage firms, media firms, and retirement plan providers and sponsors. Key products and services in this segment based on revenue are Licensed Data, a set of investment data on a variety of databases, available through electronic data feeds; Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Morningstar Direct, a Web-based institutional research platform that provides advanced research and tools on the complete range of securities in Morningstar’s global database; and Retirement Advice, including the Morningstar Retirement

Manager and Advice by Ibbotson platforms;

We measure the operating results of these segments based on operating income (loss), including an allocation of corporate costs. We include intersegment revenue and expenses in segment information. We sell services and products between segments at predetermined rates primarily based on cost. The recovery of intersegment cost is shown as “Intersegment revenue.”

Our segment accounting policies are the same as those described in Note 2, except for the capitalization and amortization of internal product development costs and amortization of intangible assets. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include the capitalization and amortization of internal product development costs, the amortization of intangible assets, and the elimination of intersegment revenue and expense in the Corporate Items and Eliminations category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and therefore, we do not present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

The following tables present information about our operating segments:

2008 Segment Information

	Year ended December 31, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$102,719	$127,508	$272,230	$—	$502,457
Intersegment	4,911	90	4,562	(9,563)	—
Total revenue	107,630	127,598	276,792	(9,563)	502,457
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	75,816	85,031	174,529	(9,315)	326,061
Stock-based compensation expense	2,255	3,378	5,648	—	11,281
Depreciation and amortization	1,797	2,391	4,936	16,872	25,996
Operating income (loss)	$27,762	$36,798	$91,679	$(17,120)	$139,119

Capital expenditures	$10,292	$12,136	$22,833	$3,258	$48,519

U.S. revenue					$381,021
Non-U.S. revenue					$121,436

	As of December 31, 2008
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Goodwill	$12,629	$25,297	$149,316	$—	$187,242

U.S. long-lived assets					$45,763
Non-U.S. long-lived assets					$13,059

2007 Segment Information

	Year ended December 31, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$92,902	$115,508	$226,697	$—	$435,107
Intersegment	4,397	231	3,632	(8,260)	—
Total revenue	97,299	115,739	230,329	(8,260)	435,107
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	69,847	78,815	145,081	(8,125)	285,618
Stock-based compensation expense	2,167	3,349	5,462	—	10,978
Depreciation and amortization	1,547	1,906	3,130	14,674	21,257
Operating income (loss)	$23,738	$31,669	$76,656	$(14,809)	$117,254

Capital expenditures	$704	$2,806	$4,041	$3,795	$11,346

U.S. revenue					$345,427
Non-U.S. revenue					$89,680

	As of December 31, 2007
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Goodwill	$12,525	$22,618	$92,998	$—	$128,141
U.S. long-lived assets					$9,560
Non-U.S. long-lived assets					$9,548

2006 Segment Information

	Year ended December 31, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Revenue:
External customers	$77,171	$94,635	$143,369	$—	$315,175
Intersegment	3,535	59	2,716	(6,310)	—
Total revenue	80,706	94,694	146,085	(6,310)	315,175
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	54,254	63,620	102,831	(6,607)	214,098
Stock-based compensation expense	2,306	2,645	3,624	—	8,575
Depreciation and amortization	1,225	1,695	2,386	9,669	14,975
Operating income (loss)	$22,921	$26,734	$37,244	$(9,372)	$77,527

Capital expenditures	$313	$453	$1,255	$2,701	$4,722

U.S. revenue					$270,899
Non-U.S. revenue					$44,276

	As of December 31, 2006
($000)	Individual	Advisor	Institutional	Corporate Items & Eliminations	Total
Goodwill	$11,601	$18,555	$56,524	$—	$86,680
U.S. long-lived assets					$11,777
Non-U.S. long-lived assets					$4,092

5. Investments

We classify our investment portfolio, which is primarily invested in fixed-income securities, as follows:

	December 31
($000)	2008	2007
Available-for-sale	$116,867	$91,546
Held-to-maturity	3,497	3,428
Trading securities	3,322	4,038
Total	$123,686	$99,012

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	December 31, 2008				December 31, 2007
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$111,513	$806	$(27)	$112,292	$76,347	$150	$(7)	$76,490
Corporate bonds	3,595	1	(21)	3,575	13,855	1	(56)	13,800
Commercial paper	1,000	—	—	1,000	—	—	—	—
Certificates of deposit	—	—	—	—	1,257	—	(1)	1,256
Total	$116,108	$807	$(48)	$116,867	$91,459	$151	$(64)	$91,546

Held-to-maturity:
Certificates of deposit	$3,497	$—	$—	$3,497	$3,428	$—	$—	$3,428

As of December 31, 2008 and 2007, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and estimated fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	December 31, 2008		December 31, 2007
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$72,910	$73,376	$60,471	$60,468
Due in one to three years	43,198	43,491	30,988	31,078
Total	$116,108	$116,867	$91,459	$91,546

Held-to-maturity:
Due in one year or less	$3,350	$3,350	$3,428	$3,428
Due in one to three years	147	147	—	—
Total	$3,497	$3,497	$3,428	$3,428

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

Net unrealized losses on trading securities included in our Consolidated Statements of Income were $971,000 and $85,000 in 2008 and 2007, respectively. Net unrealized gains on trading securities included in our Consolidated Statements of Income in 2006 were $176,000.

The following table shows the net realized gains (losses) arising from sales of our investments recorded in our Consolidated Statements of Income:

($000)	2008	2007	2006
Realized gains	$21	$183	$25
Realized losses	(263)	(92)	(2)
Realized gains (loss), net	$(242)	$91	$23

6.  Fair Value Measurements

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2008 Using Fair Value Hierarchy
($000)	December 31, 2008	Level 1	Level 2	Level 3
Available-for-sale investments	$116,867	$116,867	$—	$—
Trading securities	3,322	3,322	—	—
Total	$120,189	$120,189	$—	$—

Level 1:  Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2:  Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:  Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

7. Acquisitions, Goodwill, and Other Intangible Assets

We completed several acquisitions over the past three years, which we describe below:

2008 Acquisitions

Acquisition of the Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses from Ipreo Holdings, LLC for $51,279,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Premium and Premium Plus, subscription-based investment research and data services; Hemscott IR, which provides online investor relations services in the United Kingdom; and Hemscott.com, a free investment research Web site in the United Kingdom. In addition, Hemscott India operates a data collection center in New Delhi, India.  We began including the financial results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,223
Accounts receivable	3,640
Other current assets	1,117
Property and equipment	1,356
Other non-current assets	305
Intangible assets	20,260
Goodwill	35,683
Deferred revenue	(4,601)
Accounts payable and accrued liabilities	(2,959)
Deferred tax liability — non-current	(3,522)
Total purchase price	$52,502

The preliminary allocation includes $20,260,000 of acquired intangible assets. These assets include customer-related assets of $12,460,000 that will be amortized over a weighted average period of eight years; technology-based assets, including software and database assets of $6,600,000 that will be amortized over a weighted average period of 9 years; and trade names of $1,200,000 that will be amortized over three years. The deferred tax liability of $3,522,000 results primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $7,680,000 of the intangible assets are deductible for U.S. income tax purposes over a period of 15 years from the acquisition date.

Goodwill of $35,683,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of expanding our equity data, especially in North America and Europe; expanding our international brand presence, products, and services; and enhancing our offshore data facilities. The UK-based investor relations Web site business is a new market for us that directly leverages our data and analytics for investor relations professionals.

Approximately $8,900,000 of the goodwill is deductible for U.S. income tax purposes over a period of 15 years from the acquisition date.

Fundamental Data Limited

In October 2008, we acquired Fundamental Data Limited (Fundamental Data), a leading provider of data on closed-end funds in the United Kingdom for $18,611,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Fundamental Data’s flagship product is FundWeb, an online subscription service allowing clients access to the company’s comprehensive database. Fundamental Data also provides data feeds, Web site feeds, and report outsourcing services including production of fund fact sheets.  It also offers an online database of publicly issued documents relating to closed-end funds. We began including the financial results of this acquisition in our Consolidated Financial Statements on October 2, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,691
Accounts receivable	785
Other current assets	179
Property and equipment	170
Intangible assets	8,036
Goodwill	13,669
Deferred revenue	(1,058)
Accounts payable and accrued liabilities	(409)
Other current liabilities	(511)
Deferred tax liability – non-current	(2,250)
Total purchase price	$20,302

The preliminary purchase price allocation includes $8,036,000 of acquired intangible assets and $13,669,000 of goodwill. Goodwill for Fundamental Data represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including Fundamental Data’s leadership position in global closed-end fund data.

The deferred tax liability of $2,250,000 results primarily because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is also not considered deductible for income tax purposes.

10-K Wizard Technology, LLC

In December 2008, we acquired 10-K Wizard Technology, LLC (10-K Wizard), a leading provider of real-time Securities and Exchange Commission (SEC) filing research services for $11,526,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The company’s flagship product, 10-K Wizard, offers full-text searching capabilities for real-time and historical SEC filings.  Available via a subscription service or custom data feed, 10-K Wizard also provides global company profiles that contain hyperlinks to annual reports and peer companies as well as stock news and charts. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 4, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$241
Accounts receivable	515
Other current assets	5
Property and equipment	256
Intangible assets	6,500
Goodwill	7,219
Deferred revenue	(1,756)
Accounts payable and accrued liabilities	(1,213)
Total purchase price	$11,767

The preliminary purchase price allocation includes $6,500,000 of acquired intangible assets and $7,219,000 of goodwill. Goodwill for 10-K Wizard represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of the combined company and its fit with our goal of bringing greater transparency to equity investments. The combination also provides revenue synergies by leveraging Morningstar’s existing client base with a robust and intuitive data mining application and the technological advantages of 10-K Wizard’s expertise in database search and retrieval. The goodwill and intangible assets are amortizable for U.S. income tax purposes over a period of 15 years from the date of acquisition.

Tenfore Systems Limited

In December 2008, we also acquired Tenfore Systems Limited (Tenfore), a global provider of real-time market data and financial data workstations for $19,155,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Tenfore collects data on global equities, commodities, derivatives, indexes, and foreign currencies from more than 160 sources and consolidates the data for real-time distribution to clients. Tenfore’s flagship products include Consolidated Real-Time Market Data Feed, QuoteSpeed Workstation, Tenfore Intraday Exchange (TIX), Tenfore Direct Exchange (TDX), and Tenforex. We began including the results of this acquisition in our Consolidated Financial Statements on December 17, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$194
Accounts receivable	1,130
Other current assets	483
Fixed assets	737
Other non-current assets	256
Intangible assets	10,098
Goodwill	13,916
Deferred revenue	(1,003)
Accounts payable and accrued liabilities	(2,933)
Other current liabilities	(702)
Deferred tax liability — non-current	(2,827)
Total purchase price	$19,349

The preliminary purchase price allocation includes $10,098,000 of acquired intangible assets and $13,916,000 of goodwill. Goodwill for Tenfore represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of significantly broader scope, depth, and timeliness of Morningstar’s investment data with the addition of real-time stock quotes from nearly all the world’s major stock exchanges. The combined company will also leverage our existing client base and geographic presence with the ability to offer a key data feed to institutions around the world.

The deferred tax liability of $2,827,000 results primarily because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is not considered deductible for income tax purposes.

Other Acquisitions in 2008

We also completed two other acquisitions in 2008:

•                  Financial Computer Support, Inc. (FCSI) is a leading provider of practice management software for independent advisors.  FCSI’s flagship product, dbCAMS+, is a portfolio management system that allows advisors to easily track and produce client reports as well as manage client contact information and billing. We plan to rebrand dbCAMS+ and incorporate it into our Morningstar Principia product line. We began including the financial results of this acquisition in our Consolidated Financial Statements on September 2, 2008.

•                  InvestData (Proprietary) Limited (InvestData) is a leading provider of fund information in South Africa. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 29, 2008.

The combined purchase price for these two acquisitions was $5,677,000 including estimated post-closing adjustments and transaction costs directly related to the acquisitions, less acquired cash. Substantially all of the purchase price was paid in cash during 2008 with approximately $147,000 expected to be paid in December 2009.

Based on preliminary purchase price allocations, we allocated approximately $3,858,000 to goodwill and $2,807,000 to intangible assets. As amortization expense related to certain intangible assets is not deductible for income tax purposes, we recorded a deferred tax liability of $912,000 related to these acquisitions. The goodwill we recorded is not considered deductible for income tax purposes.

Goodwill for FCSI and InvestData represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. For FCSI, we paid this premium for a number of reasons, including the strategic benefits of bringing together two popular software applications in a single product suite and expanding our capabilities to include additional portfolio management, accounting, and performance reporting functionality.

For InvestData, we paid this premium for a number of reasons, including the strategic benefits of a more diversified global managed funds database and the ability to leverage Morningstar’s existing client base in a new geographic region.

Pro Forma Information for 2008 Acquisitions

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the years ended December 31, 2008 and 2007 as if we had acquired Hemscott, FCSI, Fundamental Data, 10-K Wizard, Tenfore, and InvestData as of January 1 of each of the years. In calculating the pro forma information below, we made an adjustment to include amortization expense related to the intangible assets acquired.

Unaudited Pro Forma Financial Information ($000)	2008	2007
Revenue	$523,178	$472,237
Operating income	$133,029	$110,159
Net income	$88,001	$69,798

Basic net income per share	$1.91	$1.62
Diluted net income per share	$1.79	$1.45

2007 Acquisitions

Acquisition of the fund data business from Standard & Poor’s

In March 2007, we acquired the fund data business from Standard & Poor’s for $57,983,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. We began including the financial results of this acquisition in our Consolidated Financial Statements on March 16, 2007.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

($000)
Cash	$2,974
Accounts receivable	7,529
Other current assets	1,849
Property and equipment	126
Intangible assets	34,080
Goodwill	36,851
Deferred revenue	(16,450)
Accrued liabilities	(4,246)
Deferred tax liability — non-current	(1,626)
Other non-current liabilities	(130)
Total purchase price	$60,957

The purchase price allocation includes a liability of $1,685,000 for severance and lease termination costs. Substantially all of these liabilities were paid as of December 31, 2008.

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

Goodwill for Standard & Poor’s fund data business represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of the combined company having an extensive global database for managed products. Also, the acquisition expands our international brand presence. Approximately 80% of Standard & Poor’s fund data business is outside the United States. The acquisition also expands our client base and media partnerships in Europe and Asia, including more than 1,100 institutions that use Standard & Poor’s fund data products, about 10,000 new advisors outside the United States, and more than 200 publications and media outlets worldwide.

If this acquisition had occurred as of January 1, 2006 and 2007, our results of operations would not have been significantly different from the amounts reported in 2006 and 2007, respectively.

Acquisition of the minority interest of Morningstar Europe

Morningstar Europe BV (Morningstar Europe) is the holding company for Morningstar’s European subsidiaries. In April 2007, Morningstar, Inc., the U.S. parent company, acquired the 2% share ownership in Morningstar Europe from
Stadsporten Citygate AB (Citygate) for $1,000,000 in cash. Prior to acquiring the 2% share ownership, Morningstar, Inc. owned 98% of the shares of Morningstar Europe.  As a majority-owned subsidiary, the financial results of Morningstar Europe have been included in our Consolidated Financial Statements for all periods presented. We assigned the purchase price of $1,000,000 to goodwill.

2006 Acquisitions

Ibbotson Associates, Inc.

In March 2006, we acquired Ibbotson Associates, Inc. (Ibbotson), a firm specializing in asset allocation research and services, for $86,367,000 in cash, including transaction costs directly related to the acquisition and post-closing adjustments, less cash acquired.  In 2007, we received a payment of $301,000 representing a post-closing adjustment. This post-closing adjustment reduced the total purchase price paid and goodwill. We began including the results of Ibbotson’s operations in our Consolidated Financial Statements on March 1, 2006.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$103
Accounts receivable	6,770
Income tax benefits, net	13,047
Other current assets	1,398
Property and equipment	1,407
Other assets	156
Intangible assets	55,280
Goodwill	45,920
Deferred revenue	(10,772)
Accrued liabilities	(4,882)
Deferred tax liability, net	(21,497)
Other non-current liabilities	(761)
Total purchase price	$86,169

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

Goodwill for Ibbotson represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of broader size in the areas of investment consulting, investment management, and managed retirement accounts. Ibbotson’s expertise in asset allocation added to Morningstar’s expertise in security selection and investment research further strengthens Morningstar’s institutional and advisor businesses. This acquisition also provides important global revenue synergies, allowing sales of Ibbotson’s asset allocation software and services through Morningstar’s existing global platform.

Based on plans in place at the time of acquisition, we recorded a liability of $596,000 for severance and $761,000 for lease termination costs, net of estimated sub-lease income. As of December 31, 2008, we have made all of the related severance payments. We expect to begin paying the lease termination costs in 2009.

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the year ended December 31, 2006 as if we had acquired Ibbotson as of January 1, 2006. In calculating the pro forma information below, we made an adjustment to eliminate stock-based compensation expense previously recorded by Ibbotson based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also made an adjustment to record stock-based compensation expense for an estimated value of stock options assumed to be granted to Ibbotson employees.

Unaudited Pro forma Financial Information ($000)	2006
Revenue	$322,566
Operating income	77,868
Income before cumulative effect of accounting change	51,478
Net income	51,737

Basic income per share:
Basic income per share before cumulative effect of accounting change	$1.25
Basic net income per share	$1.26

Diluted income per share:
Diluted income per share before cumulative effect of accounting change	$1.10
Diluted net income per share	$1.11

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

The value assigned to goodwill and intangibles of $11,322,000 is deductible for U.S. income tax purposes over a period of 15 years. Goodwill for InvestorForce’s institutional hedge fund and separate account database division represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. This acquisition strengthened our institutional presence by increasing our global client base, significantly expanding our hedge fund and separate account databases, and enhancing our software tools.

If the acquisition of the database division of InvestorForce had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported in 2006.

Aspect Huntley Pty Limited

In July 2006, we acquired Aspect Huntley Pty Limited (Aspect Huntley), a leading provider of equity information, research, and financial trade publishing in Australia. The purchase price of $22,452,000 represents Australian $30,000,000 in cash, and includes transaction costs directly related to the acquisition and post-closing adjustments, less cash acquired. The cash paid for Aspect Huntley, including transaction costs and post-closing adjustments, less acquired cash, was $20,914,000 in 2006. The remainder of the purchase price was paid in 2007. We began including the financial results of Aspect Huntley’s operations in our Consolidated Financial Statements on July 25, 2006.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash	$922
Accounts receivable	671
Other current assets	324
Property and equipment	273
Deferred tax asset	359
Intangible assets	11,019
Goodwill	16,905
Deferred revenue	(5,141)
Other current liabilities	(1,850)
Income taxes payable	(108)
Total purchase price	$23,374

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

Goodwill for Aspect Huntley represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of expanding our products and services internationally. The combination of Morningstar’s expertise in fund research and information and Aspect Huntley’s equity research, information, and financial media expertise in Australia significantly expands the breadth and quality of services we can deliver to individuals, advisors, and institutions. It also offers Australian investors one place to obtain all of their investment information and research needs. The combination also provides revenue synergies by leveraging Morningstar’s global equity research and data capabilities and Aspect Huntley’s leading position across its information, research, and media product lines, and by broadening the reach of Aspect Huntley’s strong content.

The goodwill we recorded of $16,905,000 is not deductible for U.S. or Australian income tax purposes.

If the acquisition of Aspect Huntley had occurred as of January 1, 2006, our results of operations would not have been significantly different from the amounts reported in 2006.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2007 to December 31, 2008:

($000)
Balance as of January 1, 2007	$86,680
Acquisition of the mutual fund data business from Standard & Poor’s	37,180
Acquisition of the minority interest in Morningstar Europe	1,000
Other, primarily currency translation	3,281
Balance as of December 31, 2007	128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	35,683
Acquisition of Fundamental Data	13,669
Acquisition of 10-K Wizard	7,219
Acquisition of Tenfore	13,916
Acquisition of FCSI and InvestData	3,858
Other, primarily currency translation	(15,244)
Balance as of December 31, 2008	$187,242

We did not record any goodwill impairment losses in 2008, 2007, or 2006, respectively.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2008				As of December 31, 2007
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,198	$(8,338)	$17,860	10	$26,956	$(5,542)	$21,414	10
Customer-related assets	67,325	(17,620)	49,705	10	58,721	(10,354)	48,367	10
Supplier relationships	240	(48)	192	20	240	(36)	204	20
Technology-based assets	34,845	(9,525)	25,320	9	30,059	(4,881)	25,178	9
Non-competition agreement	810	(375)	435	5	810	(206)	604	5
Intangible assets related to acquisitions of FCSI, Fundamental Data, Tenfore, 10-K Wizard, and InvestData	26,962	(662)	26,300	5	—	—	—	—
Total intangible assets	$156,380	$(36,568)	$119,812	9	$116,786	$(21,019)	$95,767	10

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $16,648,000, $12,769,000, and $7,004,000, respectively.

As of December 31, 2008, we estimate that aggregate amortization expense for intangible assets will be $20,230,000 in 2009; $18,780,000 in 2010; $17,341,000 in 2011; $16,690,000 in 2012; and $14,534,000 in 2013.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K.   Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of December 31, 2008, we owned approximately 34% of MJKK compared with approximately 35% as of December 31, 2007. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $18,083,000 and $17,522,000 as of December 31, 2008 and 2007, respectively. The market value of our investment in MJKK was approximately ¥2.9 billion (approximately U.S. $32,536,000) as of December 31, 2008 and ¥5.4 billion (approximately U.S. $48,007,000) as of December 31, 2007.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit and loss sharing interest in Morningstar Korea was 40% as of December 31, 2008 and December 31, 2007. We account for this investment using the equity method. Our investment totaled $1,560,000 and $1,512,000 as of December 31, 2008 and 2007, respectively.

Other Investments in Unconsolidated Entities.  As of December 31, 2008 and 2007, the book value of our other investments in unconsolidated entities totaled $761,000 and $821,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of December 31, 2008 and 2007. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities:

($000)	2008	2007	2006
Revenue	$48,384	$49,028	$18,894
Operating income	5,559	7,352	4,985
Net income	4,292	4,540	6,979

	December 31
($000)	2008	2007	2006
Current assets	$77,669	$72,207	$57,323
Total assets	88,757	80,620	64,059
Current liabilities	5,131	10,338	3,781
Total liabilities	5,442	11,292	4,122

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	December 31
($000)	2008	2007
Computer equipment	$31,208	$27,573
Capitalized software	18,281	21,989
Furniture and fixtures	14,044	6,301
Leasehold improvements	34,839	16,655
Telephone equipment	2,243	1,517
Construction in progress	2,109	2,377
Property, equipment, and capitalized software, at cost	102,724	76,412
Less accumulated depreciation	(43,902)	(57,304)
Property, equipment, and capitalized software, net	$58,822	$19,108

Depreciation and leasehold amortization expense totaled $9,348,000, $8,488,000, and $7,971,000, in 2008, 2007, and 2006, respectively.

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2009	$10,176
2010	15,731
2011	14,516
2012	12,272
2013	9,953
Thereafter	84,538
Total	$147,186

The minimum future lease payments presented in the table above include the lease payments for approximately 235,000 square feet of office space in Chicago, Illinois for our U.S.-based operations. Although the lease began in 2008, the minimum lease payments will begin in the second half of 2009. This lease has a term of 15 years.

Rent expense for 2008, 2007, and 2006 was $16,674,000, $11,113,000, and $6,818,000, respectively, including taxes, insurance, and other operating costs.

Deferred rent in the amount of $17,586,000 and $1,557,000 as of December 31, 2008 and 2007, respectively, relates to build-out and rent abatement allowances received, which are amortized on a straight-line basis over the remaining portion of the original term of the lease. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets.

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of December 31, 2008, we had approximately 2,500,000 shares available for future grants under our 2004 Stock Incentive Plan compared with approximately 2,700,000 as of December 31, 2007.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). Options granted under the Prior Plans generally vested over a four-year period and as a result were substantially all vested as of December 31, 2008; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of December 31, 2008. The 2004 Stock Incentive Plan amends and restates the Prior Plans. Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options were fully vested and expire in February 2009. On the date of grant, 1,138,560 options were fully exercisable and an additional 36,144 shares became exercisable each year from 1999 through 2008. As of December 31, 2008, there were 30,576 options remaining to be exercised, compared with 217,286 as of December 31, 2007.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123(R), Share-Based Payment, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested. These two factors accounted for approximately $210,000 and $800,000 of additional stock-based compensation expense in 2008 and 2007, respectively.

The following table summarizes our stock-based compensation expense:

($000)	2008	2007	2006
Stock-based compensation expense	$11,281	$10,978	$8,575

The tax benefit related to the stock-based compensation expense above was $3,544,000, $3,968,000, and $3,030,000, in 2008, 2007, and 2006, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of our common stock on the last trading day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. We granted restricted stock units for the first time in May 2006. As of December 31, 2008, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $20,945,000. We expect to recognize this expense over an average period of approximately 33 months.

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
RSUs outstanding – January 1, 2006	—	—	—	—
Granted	280,263	—	280,263	$43.90
Forfeited	(19,801)	—	(19,801)	42.41
RSUs outstanding—December 31, 2006	260,462	—	260,462	44.01
Granted	248,584	—	248,584	51.72
Vested	(64,792)	—	(64,792)	47.21
Vested but deferred	(6,621)	6,621	—	—
Forfeited	(23,351)	—	(23,351)	46.78
RSUs outstanding—December 31, 2007	414,282	6,621	420,903	48.41
Granted	213,623	—	213,623	63.96
Vested	(96,187)	—	(96,187)	47.89
Vested but deferred	(15,403)	15,403	—	—
Forfeited	(21,815)	—	(21,815)	50.26
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	55.17

Stock Option Fair Value

We did not grant any stock options during 2008. For stock options granted in 2007 and 2006, we estimated the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. We amortize that value to stock-based compensation expense ratably over the options’ vesting period. The weighted average fair value of options granted during 2007 and 2006 using this model was $34.15 per share and $14.16 per share, respectively. We estimated the fair value of these options on the date of grant using the following weighted average assumptions:

	2007	2006
Expected life (years)	2.0	6.25
Expected volatility (%)	43.0%	43.0%
Dividend yield (%)	—	—
Interest rate (%)	4.95%	4.33%
Expected exercise price	$14.70	$45.31

Expected life. The expected life represents the period over which the stock options are expected to be outstanding. Because we had limited historical information regarding stock option exercises since becoming a public company in May 2005, in 2006 we determined the expected life using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Expected volatility. Because we had limited historical data on the price of our stock at the stock option grant date, we did not base our volatility assumption on our own stock price. The volatility factor used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected term of the stock option award.

Dividend yield. We used a dividend yield of zero in our assumptions.

Interest rate. We based the risk-free interest rate used in our assumptions on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected life.

Expected exercise price. Options granted in 2006 have initial exercise prices that increase over the term of the options at a rate equal to the 10-year Treasury bond rate as of the date of grant. The expected exercise price included in the option pricing models for these options was calculated by applying the applicable 10-year Treasury bond rate to the initial exercise price, over the expected life of the option.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2008		2007		2006
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	2,068,590	$12.84	2,871,310	$11.11	3,338,959	$10.50
Granted	—	—	569	14.70	—	—
Canceled	(7,565)	15.92	(22,683)	16.36	(73,999)	15.70
Exercised	(950,373)	10.54	(780,606)	7.44	(393,650)	7.41
Options outstanding—end of year	1,110,652	15.33	2,068,590	12.84	2,871,310	11.11

Options exercisable	1,110,627	$15.33	1,719,184	$12.34	2,113,535	$9.81

	2008		2007		2006
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	4,377,089	$13.61	6,098,594	$12.55	7,795,848	$11.96
Granted	—	—	—	—	46,551	34.63
Canceled	(21,412)	21.36	(39,216)	20.12	(85,697)	21.77
Exercised	(1,412,971)	10.81	(1,682,289)	10.07	(1,658,108)	10.46
Options outstanding—end of year	2,942,706	15.14	4,377,089	13.61	6,098,594	12.55

Options exercisable	2,714,417	$14.39	3,890,824	$12.49	5,142,327	$11.33

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2008, 2007, and 2006 was $113,645,000, $133,509,000, and $66,655,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$2.77	42,576	0.11	$2.77	$1,394	42,576	0.11	$2.77	$1,394
$8.57 - $14.70	2,555,602	2.27	12.54	58,684	2,555,143	2.27	12.54	58,672
$17.42 - $39.40	1,455,180	6.22	20.22	22,425	1,227,325	6.16	19.51	19,725
$2.77 - $39.40	4,053,358	3.66	15.19	$82,503	3,825,044	3.49	14.66	$79,791
Vested or Expected to Vest:
$2.77 - $39.40	4,032,441	3.65	$15.15	$82,254

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value, based on our closing stock price of $35.50 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2008, the total amount of unrecognized stock-based compensation expense related to stock options was approximately $919,000, which is expected to be recognized over a weighted average period of approximately six months.

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

As of December 31, 2008 and December 31, 2007, our Consolidated Balance Sheets include a liability of $82,000 and $585,000, respectively, for the Agreement. The reduction in the liability since December 31, 2007 reflects amounts paid to Don in 2008 in accordance with the Agreement.

13. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. Over the past three years, we contributed an amount equal to the employee’s contributions, up to 7% of the employee’s salary. Our matching contributions were $6,584,000, $5,840,000, and $4,839,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

14. Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2008	2007	2006
Interest income, net	$5,687	$7,134	$4,623
Other expense, net	(1,832)	(905)	(459)
Non-operating income, net	$3,855	$6,229	$4,164

Interest income primarily reflects interest from our investment portfolio. Other expense, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to non-U.S. operations, our minority interest in our consolidated entities, and unrealized and realized gains and losses from our investment portfolio.

15. Income Taxes

Income Tax Expense and Effective Income Tax Rate

The following table shows our income tax expense and our effective income tax rate:

($000)	2008	2007	2006
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$142,974	$123,483	$81,691
Equity in net income of unconsolidated entities	1,321	1,694	2,787
Total	$144,295	$125,177	$84,478
Income tax expense	$51,763	$51,255	$32,975
Effective income tax rate	35.9%	40.9%	39.0%

In 2008, our effective tax rate decreased by 5.0 percentage points compared with 2007. The 2008 effective tax rate reflects the favorable, but variable, benefit from incentive stock-option transactions and a decrease in our U.S. state tax rate following a 2007 change in state tax law. These reductions were partially offset by an increase in liabilities for certain tax positions in our U.S. and non-U.S. operations.

In 2007, our effective income tax rate increased 1.9 percentage points compared with 2006.  The increase reflects a higher overall U.S. state tax rate and additional state income tax expense related to a change in state tax law enacted in 2007. Because of this tax law change, we expect to realize a lower tax benefit when we use our net deferred tax assets in future periods. We therefore reduced the value of our deferred tax assets and recorded a corresponding increase to income tax expense as of the date of enactment.  Our effective tax rate was also impacted due to an increase in unrecognized tax benefits.

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2008		2007		2006
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$50,503	35.0%	$43,800	35.0%	$29,567	35.0%
State income taxes, net of federal income tax benefit	2,249	1.5	6,252	5.0	3,722	4.4
State income taxes, impact of enacted law change on deferred tax assets	—	—	761	0.6	—	—
Stock option activity	638	0.4	432	0.3	333	0.4
Disqualifying dispositions on incentive stock options	(3,215)	(2.2)	(241)	(0.2)	(483)	(0.6)
Non-U.S. withholding taxes, net of federal income tax effect	808	0.6	311	0.2	456	0.5
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(1,209)	(0.8)	(1,921)	(1.5)	(1,013)	(1.2)
Impact of equity in net income of unconsolidated entities	(353)	(0.2)	(436)	(0.3)	(839)	(1.0)
Difference between U.S. federal statutory and foreign tax rates	(699)	(0.5)	(810)	(0.6)	(191)	(0.2)
Change in unrecognized tax benefits	3,008	2.1	2,711	2.2	947	1.1
Other – net	33	—	396	0.2	476	0.6
Total income tax expense	$51,763	35.9%	$51,255	40.9%	$32,975	39.0%

Our effective income tax rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective income tax rate in the period. In 2008, 2007, and 2006, based on our evaluations, we recorded a net reduction of the valuation allowances related to the NOLs for certain of our non-U.S. operations, reducing our effective tax rate in each of these years.

Incentive stock options impact our effective tax rate once a disqualifying disposition occurs. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a tax benefit when a disqualifying disposition occurs, which reduces our effective income tax rate.

Income tax expense consists of the following:

($000)	2008	2007	2006
Current:
U.S.
Federal	$37,143	$36,425	$27,163
State	3,179	9,697	5,832
Non-U.S.	2,875	3,544	1,904
	43,197	49,666	34,899
Deferred:
U.S.
Federal	7,979	187	(1,147)
State	524	1,352	(200)
Non-U.S.	63	50	(577)
	8,566	1,589	(1,924)
Income tax expense	$51,763	$51,255	$32,975

The following table provides our income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change, generated by our U.S. and non-U.S. operations:

($000)	2008	2007	2006
U.S.	$135,997	$107,774	$79,391
Non-U.S.	6,977	15,709	2,300
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	$142,974	$123,483	$81,691

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	December 31
($000)	2008	2007
Deferred tax assets:
Stock-based compensation expense	$13,263	$15,562
Accrued liabilities	5,683	10,572
Property, equipment, and capitalized software	—	4,498
Net operating loss carryforwards – U.S.	1,244	1,323
Net operating loss carryforwards – Non-U.S.	12,552	6,379
Research and development	504	628
Deferred royalty revenue	485	532
Allowance for doubtful accounts	582	354
Deferred rent	7,212	313
Other	66	180
Total deferred tax assets	41,591	40,341

Deferred tax liabilities:
Acquired intangible assets	(22,935)	(17,655)
Property, equipment, and capitalized software	(7,062)	—
Unrealized exchange gains, net	(1,074)	—
Prepaid expenses	(2,612)	(2,149)
Other	(288)	(827)
Total deferred tax liabilities	(33,971)	(20,631)
Net deferred tax assets before valuation allowance	7,620	19,710
Valuation allowance	(11,613)	(4,609)
Net deferred tax asset (liability)	$(3,993)	$15,101

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	December 31
($000)	2008	2007
Deferred tax asset (liability), net – current	$3,538	$(557)
Deferred tax asset (liability), net – non-current	(7,531)	15,658
Net deferred tax assets (liabilities), net	$(3,993)	$15,101

As of December 31, 2008, we have a U.S. NOL carryforward of $3,261,000 which will expire in 2023. Because of limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, our use of the NOL is limited to approximately $225,000 per year. We have NOL carryforwards of $44,945,000 related to our non-U.S. operations as of December 31, 2008. Of these NOL carryforwards, approximately $4,387,000 will expire beginning in 2015 through 2020 and $40,558,000 have no expiration date. We have recorded a valuation allowance against all but approximately $3,640,000 of these NOLs.

As of December 31, 2007 we had NOL carryforwards of approximately $22,385,000 related to our non-U.S. operations and had recorded a valuation allowance against all but approximately $7,104,000 of these NOLs. The increase in NOL carryforwards at December 31, 2008 compared with the prior year primarily reflects NOLs from acquisitions. We have recorded a valuation allowance against all of the NOLs of the businesses acquired in 2008.

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $11,000,000 at December 31, 2008, as such earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world.  During 2008, the statute of limitations lapsed on our 2004 U.S. federal tax returns. The open tax years for our U.S. Federal tax returns include the years 2005 to the present. Most of our state tax returns have open tax years from 2005 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003.

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States. We are also under audit by the tax authorities in certain non-U.S. jurisdictions.  It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2009.  It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $3,983,000 and a non-current liability of $3,756,000 for unrecognized tax benefits.  These amounts include interest and penalties, less any associated tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

($000)	2008	2007
Gross unrecognized tax benefits – beginning of the year	$7,195	$2,691
Increases as a result of tax positions taken during a prior-year period	2,905	1,520
Decreases as a result of tax positions taken during a prior-year period	(2,383)	—
Increases as a result of tax positions taken during the current period	709	2,984
Decreases relating to settlements with tax authorities	(562)	—
Reductions as a result of lapse of the applicable statute of limitations	(190)	—
Gross unrecognized tax benefits – end of the year	$7,674	$7,195

In 2008 we reversed $2,383,000 of unrecognized tax benefits which had been recorded in 2007.  Because of the impact of deferred tax accounting, other than interest and penalties, this liability did not affect our 2008 or 2007 effective tax rate. We recorded the remaining adjustments in gross unrecognized tax benefits, net of any tax benefits, to income tax expense in our Consolidated Statements of Income in 2008 and 2007, respectively.

As of December 31, 2008, we had approximately $7,674,000 of gross unrecognized tax benefits, of which $5,858,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $5,448,000. In 2009, we expect changes to our liability for uncertain tax positions of approximately $1,800,000 for settlements with tax authorities and $1,600,000 for lapses of statutes of limitations.

We record interest and penalties related to uncertain tax positions as part of our income tax expense.  As of December 31, 2008, and December 31, 2007, we had gross liabilities for interest and penalties of approximately $934,000 and $869,000, respectively. The increase in the liability was recorded, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2008.

16. Contingencies

Morningstar Associates, LLC Subpoenas from the Securities and Exchange Commission, the New York Attorney General’s Office, and the Department of Labor

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

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial condition.

17. Subsequent Events

2009 Operating Structure and Segment Information

Beginning in 2009, we are changing our organizational structure and operating segments. Under the new structure, Morningstar has two operating segments: Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The changes are effective January 1, 2009.

The new structure organizes our operations according to product lines and growth strategies rather than audience segments. The new Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn the majority of their revenue from asset-based fees. In addition, under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we will no longer allocate corporate costs to our business segments.

NewRiver, Inc.

On January 30, 2009, NewRiver, Inc. filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts against Morningstar, Inc. alleging that Morningstar inappropriately accessed a database containing SEC-filed mutual fund disclosure documents. On February 4, 2009, the case was removed to the United States District Court for the District of Massachusetts. NewRiver seeks, among other things, a permanent injunction preventing Morningstar from accessing NewRiver’s Prospectus Express “Web-based data warehouse,” and unspecified damages. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

18. Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited. We are in the process of determining the effect the adoption of FSP 142-3 will have on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. The new standard is intended to improve financial reporting and disclosure about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. To date, we have not engaged in currency or other hedging activities, and we do not currently have any positions in derivative instruments. Therefore, we do not expect the adoption of SFAS No. 161 will have any impact on our Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 — Election of Directors, Board of Directors and Corporate Governance — Independent Directors, Board of Directors and Corporate Governance — Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2009 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

We have adopted a code of ethics, which is posted in the Investor Relations section on our Web site at http://corporate.morningstar.com. We intend to include on our Web site any amendments to, or waivers from, a provision of the code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. Shareholders may request a free copy of these documents by sending an e-mail to investors@morningstar.com.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of Ernst & Young LLP dated March 4, 2009 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2008.

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II Morningstar, Inc. and Subsidiaries Valuation and Qualifying Accounts

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translation	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31,
2008	$161	$242	$63	$466
2007	225	(54)	(10)	161
2006	418	159	(352)	225

3. Exhibits

Exhibit	Description
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

10.8*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007 and prior to January 1, 2009 is incorporated by reference to Exhibit 10.8 to our Annual Report Form 10-K for the year ended December 31, 2007 (the 2007 10-K).

10.9*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007 and prior to January 1, 2009 is incorporated by reference to Exhibit 10.9 to the 2007 10-K.

10.10*†	Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009.
10.11*†	Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009.
10.12*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.13*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.14*	Deferred Compensation Agreement dated February 15, 1999 between Morningstar and Don Phillips is incorporated by reference to Exhibit 10.6 to the Registration Statement.
10.15*	Purchase Agreement dated April 30, 2003 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.8 to the Registration Statement.
10.16*

First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 3, 2006 (the February 2006 8-K).

10.17*	Purchase Agreement dated April 30, 2003 between Morningstar and David Williams is incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.18*	First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and David Williams is incorporated by reference to Exhibit 10.2 to the February 2006 8-K.
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of Ernst & Young LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†      Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2009.

MORNINGSTAR, INC.
By:	/s/ Joe Mansueto

Name: Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	March 5, 2009
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	March 5, 2009
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	March 5, 2009
Donald J. Phillips II

/s/ Cheryl Francis	Director	March 5, 2009
Cheryl Francis

/s/ Steven Kaplan	Director	March 5, 2009
Steven Kaplan

/s/ Bill Lyons	Director	March 5, 2009
Bill Lyons

/s/ Jack Noonan	Director	March 5, 2009
Jack Noonan

/s/ Frank Ptak	Director	March 5, 2009
Frank Ptak

/s/ Paul Sturm	Director	March 5, 2009
Paul Sturm