Form 10-Q
period 2009-03-31
Morningstar, Inc.
filed 2009-05-06
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009, there were 47,686,546 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended March 31
(in thousands except per share amounts)	2009	2008

Revenue	$116,732	$125,444

Operating expense (1):
Cost of goods sold	30,252	32,938
Development	9,300	10,115
Sales and marketing	17,536	22,224
General and administrative	17,153	19,325
Depreciation and amortization	7,866	6,157
Total operating expense	82,107	90,759

Operating income	34,625	34,685

Non-operating income (expense):
Interest income, net	978	1,519
Other income (expense), net	(444)	272
Non-operating income, net	534	1,791

Income before income taxes and equity in net income of unconsolidated entities	35,159	36,476

Income tax expense	10,668	13,504

Equity in net income of unconsolidated entities	382	352

Consolidated net income	24,873	23,324

Net (income) loss attributable to the noncontrolling interest	89	(248)

Net income attributable to Morningstar, Inc.	$24,962	$23,076

Net income per share attributable to Morningstar, Inc.:
Basic	$0.53	$0.51
Diluted	$0.51	$0.47

Weighted average shares outstanding:
Basic	47,378	45,224
Diluted	49,167	49,010

	Three Months Ended March 31
	2009	2008
(1) Includes stock-based compensation expense of:
Cost of goods sold	$549	$436
Development	354	321
Sales and marketing	356	345
General and administrative	1,466	1,642
Total stock-based compensation expense	$2,725	$2,744

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2009	December 31 2008
Assets
Current assets:
Cash and cash equivalents	$156,712	$173,891
Investments	129,307	123,686
Accounts receivable, less allowance of $640 and $466, respectively	88,165	89,537
Deferred tax asset, net	3,660	3,538
Income tax receivable	—	9,193
Other	13,212	13,891
Total current assets	391,056	413,736
Property, equipment, and capitalized software, net	60,104	58,822
Investments in unconsolidated entities	20,661	20,404
Goodwill	186,292	187,242
Intangible assets, net	113,915	119,812
Other assets	3,578	3,924
Total assets	$775,606	$803,940

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$26,499	$30,071
Accrued compensation	16,524	73,012
Deferred revenue	133,071	130,270
Income taxes payable	1,900	—
Other	5	88
Total current liabilities	177,999	233,441
Accrued compensation	3,971	3,611
Deferred tax liability, net	6,062	7,531
Other long-term liabilities	23,263	23,428
Total liabilities	211,295	268,011

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 47,564,595 and 47,282,958 shares were outstanding as of March 31, 2009 and December 31, 2008, respectively	4	4
Treasury stock at cost, 228,625 shares at March 31, 2009 and 233,332 at December 31, 2008	(3,214)	(3,280)
Additional paid-in capital	396,345	390,404
Retained earnings	189,251	164,289
Accumulated other comprehensive income (loss):
Currency translation adjustment	(18,996)	(16,366)
Unrealized gain on available-for-sale securities	613	481
Total accumulated other comprehensive loss	(18,383)	(15,885)
Total Morningstar, Inc. shareholders’ equity	564,003	535,532
Noncontrolling interest	308	397
Total equity	564,311	535,929
Total liabilities and equity	$775,606	$803,940

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non-
	Shares	Par	Treasury	Paid-in	Retained	Income	controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interest	Equity
Balance as of December 31, 2008	47,282,958	$4	$(3,280)	$390,404	$164,289	$(15,885)	$—	$535,532
Adoption of SFAS No. 160	—	—	—	—	—	—	397	397
Balance as of January 1, 2009	47,282,958	4	(3,280)	390,404	164,289	(15,885)	397	535,929
Comprehensive income:
Consolidated net income (loss)		—	—	—	24,962	—	(89)	24,873
Unrealized gain on investments, net of income tax of $116		—	—	—	—	132	—	132
Foreign currency translation adjustment		—	—	—	—	(2,630)	—	(2,630)
Total comprehensive income (loss)		—	—	—	24,962	(2,498)	(89)	22,375
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	281,637	—	66	2.866	—	—	—	2,932
Stock-based compensation		—	—	2,725	—	—	—	2,725
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	350	—	—	—	350
Balance as of March 31, 2009	47,564,595	$4	$(3,214)	$396,345	$189,251	$(18,383)	$308	$564,311

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31
(in thousands)	2009	2008

Operating activities
Consolidated net income	$24,873	$23,324
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	7,866	6,157
Deferred income tax expense (benefit)	(1,311)	2,876
Stock-based compensation expense	2,725	2,744
Provision for (recovery of) bad debt	223	(27)
Equity in net income of unconsolidated entities	(382)	(352)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(350)	(5,967)
Other, net	409	24
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	169	(5,706)
Other assets	351	(1,967)
Accounts payable and accrued liabilities	(4,111)	2,770
Accrued compensation	(55,039)	(41,930)
Income taxes — current	11,382	7,102
Deferred revenue	4,060	9,221
Deferred rent	(156)	3,383
Other liabilities	969	(275)
Cash provided by (used for) operating activities	(8,322)	1,377

Investing activities
Purchases of investments	(22,403)	(24,301)
Proceeds from sale of investments	16,752	43,951
Capital expenditures	(4,590)	(6,711)
Acquisitions, net of cash acquired	(60)	(50,902)
Other, net	98	—
Cash used for investing activities	(10,203)	(37,963)

Financing activities
Proceeds from stock options exercises	2,932	5,750
Excess tax benefits from stock option exercises and vesting of restricted stock units	350	5,967
Other	(176)	—
Cash provided by financing activities	3,106	11,717

Effect of exchange rate changes on cash	(1,760)	1,230
Net decrease in cash and cash equivalents	(17,179)	(23,639)
Cash and cash equivalents — beginning of period	173,891	159,576
Cash and cash equivalents — end of period	$156,712	$135,937

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$665	$2,057
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$248	$294

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2009.

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.  In addition, effective January 1, 2009, we adopted the following financial accounting standards:

SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

Statement of Financial Accounting Standards (SFAS) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, amends the financial accounting and reporting of noncontrolling interests in consolidated financial statements.  A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company.  We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries.  As a result of adopting SFAS No. 160, the noncontrolling interest related to a majority-owned subsidiary is now reported in our consolidated statement of financial position within equity, separately from the shareholders’ equity attributable to Morningstar, Inc.  In addition, the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interest is presented in our Statements of Income and Statement of Equity and Comprehensive Income.

SFAS No. 141(R), Business Combinations

SFAS No. 141(R), Business Combinations, modifies the financial accounting and reporting of business combinations. For business combinations which occur after January 1, 2009, SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved.   In addition, under SFAS No.141 (R), acquisition-related costs are expensed as incurred.  Prior to the adoption of SFAS 141 (R), direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees were included as part of the cost of the acquired business.  Restructuring costs are recognized separately from the business combination accounting as post-combination expenses of the combined entity unless the criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met on the acquisition date by the target entity. Prior to the adoption of SFAS No. 141 (R), restructuring costs such as severance and relocation of employees of the acquired entity could be included in the purchase price allocation assuming certain criteria were met.

3. Acquisitions, Goodwill, and Other Intangible Assets

We did not complete any acquisitions in the first quarter of 2009.  In the first quarter of 2008, we acquired the Hemscott data, media, and investor relations Web site businesses.  In addition, we completed 5 additional acquisitions throughout the remainder of 2008.

The table below summarizes the acquisitions completed during 2008. We did not make any significant changes to the purchase price allocations compared with the preliminary estimates existing at December 31, 2008.  Additional information concerning these acquisitions can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 5, 2009.

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

		January 9, 2008	$51.3 million
Financial Computer Support, Inc. (FCSI)	Leading provider of practice management software for independent advisors	September 2, 2008	$4.9 million
Fundamental Data Limited (Fundamental Data)	Leading provider of data on closed-end funds in the United Kingdom	October 2, 2008	$18.6 million
10-K Wizard Technology, LLC (10-K Wizard)	Leading provider of SEC filing research and alert services	December 4, 2008	$11.5 million
Tenfore Systems Limited (Tenfore)	Global provider of real-time market data and financial data workstations based in the United Kingdom	December 17, 2008	$19.2 million
InvestData (Proprietary) Limited (InvestData)	Leading provider of fund information in South Africa	December 29, 2008	Not disclosed

* Total purchase price less cash acquired

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2008 to March 31, 2009:

($000)
Balance as of January 1, 2008	$128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	35,683
Acquisition of Fundamental Data	13,669
Acquisition of 10-K Wizard	7,219
Acquisition of Tenfore	13,916
Acquisition of FCSI and InvestData	3,858
Other, primarily currency translation	(15,244)
Balance as of December 31, 2008	187,242
Other, primarily currency translation	(950)
Balance as of March 31, 2009	$186,292

We did not record any impairment losses in the first quarter of 2009 or 2008, respectively.

The following table summarizes our intangible assets:

	As of March 31, 2009				As of December 31, 2008
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$26,119	$(9,078)	$17,041	10	$26,198	$(8,338)	$17,860	10
Customer-related assets	66,915	(19,393)	47,522	10	67,325	(17,620)	49,705	10
Supplier relationships	240	(51)	189	20	240	(48)	192	20
Technology-based assets	34,763	(10,698)	24,065	9	34,845	(9,525)	25,320	9
Non-competition agreement	810	(417)	393	5	810	(375)	435	5
Intangible assets related to acquisitions of FCSI, Fundamental Data, Tenfore, 10-K Wizard, and InvestData	26,549	(1,844)	24,705	5	26,962	(662)	26,300	5
Total intangible assets	$155,396	$(41,481)	$113,915	9	$156,380	$(36,568)	$119,812	9

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense was $5,121,000 and $4,022,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.

As of March 31, 2009, we estimate that aggregate amortization expense for intangible assets will be $20,115,000 in 2009; $18,648,000 in 2010; $17,215,000 in 2011; $16,564,000 in 2012; $14,430,000 in 2013; and $9,888,000 in 2014.  Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations.

4. Income Per Share

The numerator for both basic and diluted income per share is net income attributable to Morningstar, Inc.  The denominator for basic income per share is the weighted average number of common shares outstanding during the period. For diluted income per share, the dilutive effect of outstanding employee stock options and restricted stock units is reflected in the denominator using the treasury stock method. The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended March 31
(in thousands, except per share amounts)	2009	2008

Basic income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$24,962	$23,076
Weighted average common shares outstanding	47,378	45,224
Basic net income per share attributable to Morningstar, Inc.	$0.53	$0.51

Diluted income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$24,962	$23,076

Weighted average common shares outstanding	47,378	45,224
Net effect of dilutive stock options and restricted stock units	1,789	3,786
Weighted average common shares outstanding for computing diluted income per share	49,167	49,010

Diluted net income per share attributable to Morningstar, Inc.	$0.51	$0.47

5. Segment and Geographical Area Information

Beginning in 2009, we changed our organizational structure and operating segments. Under the new structure, Morningstar has two operating segments:  Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The new structure organizes our operations according to product lines and growth strategies rather than audience segments. Under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we no longer allocate corporate costs to our business segments.  We have changed the presentation of the prior year’s segment information to conform with the current year’s presentation.

•   Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.  This segment also includes a variety of financial communications and newsletters, real-time data, and investment indexes.

•   Investment Management. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2008, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and therefore, we do not present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets.

The following tables show selected segment data for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$96,240	$20,492	$—	$116,732
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	57,065	8,177	6,274	71,516
Stock-based compensation expense	1,267	468	990	2,725
Depreciation and amortization	1,071	20	6,775	7,866
Operating income (loss)	$36,837	$11,827	$(14,039)	$34,625

Capital expenditures	$3,760	$184	$646	$4,590

U.S. revenue				$88,148
Non-U.S. revenue				$28,584

	As of March 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$154,822	$31,470	$—	$186,292

U.S. long-lived assets				$45,585
Non-U.S. long-lived assets				$14,519

	Three months ended March 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$96,506	$28,938	$—	$125,444
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	60,895	13,122	7,841	81,858
Stock-based compensation expense	1,289	504	951	2,744
Depreciation and amortization	1,034	53	5,070	6,157
Operating income (loss)	$33,288	$15,259	$(13,862)	$34,685

Capital expenditures	$5,380	$1,032	$299	$6,711

U.S. revenue				$95,163
Non-U.S. revenue				$30,281

	As of March 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$125,192	$31,470	$—	$156,662

U.S. long-lived assets				$14,354
Non-U.S. long-lived assets				$10,946

6. Investments

We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities. We classify our investment portfolio as follows:

($000)	March 31 2009	December 31 2008
Available-for-sale	$121,897	$116,867
Held-to-maturity	4,204	3,497
Trading securities	3,206	3,322
Total	$129,307	$123,686

Held-to-maturity investments include a $2,500,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

7.  Fair Value Measurements

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of March 31, 2009
	as of	Using Fair Value Hierarchy
($000)	March 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments	$121,897	$121,897	$—	$—
Trading securities	3,206	3,206	—	—
Total	$125,103	$125,103	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2008
	as of	Using Fair Value Hierarchy
($000)	December 31, 2008	Level 1	Level 2	Level 3
Available-for-sale investments	$116,867	$116,867	$—	$—
Trading securities	3,322	3,322	—	—
Total	$120,189	$120,189	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

8. Investments In Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of March 31, 2009 and December 31, 2008, we owned approximately 34% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $18,401,000 and $18,083,000 as of March 31, 2009 and December 31, 2008, respectively. The market value of our investment in MJKK was approximately ¥2.7 billion (approximately U.S. $27,349,000) as of March 31, 2009 and ¥2.9 billion (approximately U.S. $32,536,000) as of December 31, 2008.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of March 31, 2009 and December 31, 2008. We account for this investment using the equity method. Our investment totaled $1,528,000 and $1,560,000 as of March 31, 2009 and December 31, 2008, respectively.

Other Investments in Unconsolidated Entities. As of March 31, 2009 and December 31, 2008, the book value of our other investments in unconsolidated entities totaled $732,000 and $761,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of March 31, 2009 and December 31, 2008. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows condensed combined financial information, a portion of which is unaudited, for our investments in unconsolidated entities.

	Three months ended March 31
($000)	2009	2008
Revenue	$7,875	$20,742
Operating income	$791	$1,626
Net income	$641	$1,129

In April 2008, MJKK sold one of its subsidiaries.  The information for the three months ended March 31, 2008 includes the financial results of this subsidiary.

9. Stock-Based Compensation

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit. As of March 31, 2009, we had approximately 2,500,000 shares available for future grants under our 2004 Stock Incentive Plan.

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). Options granted under the Prior Plans generally vested over a four-year period and were substantially all vested as of March 31, 2009; however, because the options under these three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of March 31, 2009. The 2004 Stock Incentive Plan amends and restates the Prior Plans. Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options were fully vested and expired in February 2009. The 30,576 options remaining as of December 31, 2008 were exercised prior to the expiration date.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123 (R), Stock Based Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience.  Estimated forfeitures are adjusted to actual forfeiture experience as needed.

The following table summarizes stock-based compensation expense:

	Three months ended March 31
($000)	2009	2008
Stock-based compensation expense	$2,725	$2,744

The income tax benefit related to the stock-based compensation expense above was $867,000 and $891,000 for the three months ended March 31, 2009 and 2008, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.  The total grant date fair value of restricted stock units granted in the first quarter of 2009 was approximately $598,000. As of March 31, 2009, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $19,318,000. We expect to recognize this expense over an average period of approximately 31 months.

The following table summarizes restricted stock unit activity in the first three months of 2009:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	$55.17
Granted	18,734	—	18,734	31.94
Vested	(11,089)	—	(11,089)	58.52
Forfeited	(3,303)	—	(3,303)	54.04
RSUs outstanding— March 31, 2009	498,842	22,024	520,866	53.90

Stock Options

The following tables summarize stock option activity in the first three months of 2009 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	1,110,652	$15.33
Canceled	(50)	14.70
Exercised	(211,666)	9.92
Options outstanding—March 31, 2009	898,936	16.77

Options exercisable—March 31, 2009	898,911	$16.77

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	2,942,706	$15.14
Canceled	(1,267)	23.22
Exercised	(61,355)	13.22
Options outstanding—March 31, 2009	2,880,084	15.23

Options exercisable—March 31, 2009	2,662,639	$14.55

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the three months ended March 31, 2009 and 2008 was $5,770,000 and $41,636,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of March 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	2,355,083	2.10	$12.66	$50,608	2,354,767	2.10	$12.66	$50,601
$17.54 - $39.83	1,423,937	5.96	20.41	19,888	1,206,783	5.92	19.84	17,506
$8.57 - $39.83	3,779,020	3.56	15.58	$70,496	3,561,550	3.39	15.09	$68,107
Vested or Expected to Vest:
$8.57 - $39.83	3,759,085	3.54	$15.54	$70,277

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $34.15 on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2009, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $364,000.  We expect to recognize this expense over a weighted average period of approximately 5 months.

10. Related Party Transactions

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

As of March 31, 2009 and December 31, 2008, our Condensed Consolidated Balance Sheets include a liability of $27,000 and $82,000, respectively, for the Agreement. The reduction in the liability since December 31, 2008 reflects amounts paid to Don in the first quarter of 2009 in accordance with the Agreement.

11. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31, 2009 and 2008:

	Three months ended March 31
($000)	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$35,159	$36,476
Equity in net income of unconsolidated entities	382	352
Net (income) loss attributable to the noncontrolling interest	89	(248)
Total	$35,630	$36,580
Income tax expense	$10,668	$13,504
Effective income tax expense rate	29.9%	36.9%

Our effective tax rate declined by 7.0 percentage points in the first quarter of 2009.  The first-quarter 2009 income tax expense includes the impact of reversing a $1,420,000 reserve for uncertain tax positions as a result of a lapse in the statute of limitations.  This non-cash benefit contributed approximately 4 percentage points of the decrease in the effective tax rate in the quarter. In addition, the favorable, but variable, benefit from incentive stock-option transactions contributed approximately 2 percentage points to the decrease in the effective tax rate.

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

As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $3,983,000 and a non-current liability of $3,756,000 for unrecognized tax benefits.  These amounts include interest and penalties, less any associated tax benefits. Other than the impact of reversing the $1,420,000 reserve for uncertain tax positions, there were no significant changes to uncertain tax positions in the first quarter of 2009 as a result of other lapses of statutes of limitation or audit activity.  We are currently under audit by the U.S. federal and various state and local tax authorities in the United States. We are also under audit by the tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

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

12. Contingencies

NewRiver, Inc.

In January 2009, NewRiver, Inc. filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts against Morningstar, Inc. alleging that Morningstar inappropriately accessed a database containing SEC-filed mutual fund disclosure documents. In February 2009, the case was removed to the United States District Court for the District of Massachusetts. NewRiver seeks, among other things, a permanent injunction preventing Morningstar from accessing NewRiver’s Prospectus Express “Web-based data warehouse,” and unspecified damages. While Morningstar is vigorously contesting the claims against it, we cannot predict the outcome of the proceeding.

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

13. Subsequent Events

We completed the following three acquisitions in April and May of 2009:

Global financial filings database business of Global Reports LLC:  In April 2009, we acquired the global financial filings database business of Global Reports LLC, a leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world. Global Reports provides timely online access to full-color financial filings from more than 37,000 publicly traded companies in approximately 130 countries.

Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.:  In May 2009, we acquired the equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc. (C.P.M.S.).  C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides brokerage earnings estimates for Canadian equities.

Andex Associates Inc.  In May 2009, we acquired Andex Associates Inc., based in Windsor, Ontario, Canada. The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950. The charts offer in-depth historical information to help investors understand the context and propensity of market downturns and recoveries.

The combined purchase price for these three acquisitions was approximately $18,000,000, subject to post-closing adjustments.

14. Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•                  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.

•                  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

•                  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The FSPs are effective for interim and annual periods ending after June 15, 2009.  We are in the process of determining the effect the adoption of these FSPs will have on our Consolidated Financial Statements.

Also in April 2009, the FASB also issued an FSP to amend and clarify SFAS No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

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

A more complete description of these risks and uncertainties can be found in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

We emphasize a decentralized approach to running our business to empower our managers and to create a culture of responsibility and accountability. During 2008 and previous years, we operated our business in three global segments: Individual, Advisor, and Institutional. Beginning in 2009, we changed our segment reporting to focus on two operating segments: Investment Information, which includes all of our data, software, and research products and services, and Investment Management, which includes our asset management operations.

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

The U.S. equity market continued its negative performance in the first quarter of 2009 despite an upturn in March. Morningstar’s U.S. Market Index, a broad market benchmark, was down 10.6% through March 31, 2009. Most global markets also experienced losses during the quarter. Total U.S. mutual fund assets declined to $9.2 trillion as of March 31,

2009, based on data from the Investment Company Institute (ICI), compared with $11.7 trillion as of March 31, 2008. Many stock and bond funds experienced net outflows in the aftermath of the global financial turmoil that began in late 2007.

Market volatility took a toll on alternative asset classes, such as hedge funds. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced net outflows of about $31 billion through February 2009.

Assets in exchange-traded funds (ETFs) also declined to $482 billion as of March 2009, compared with $571 billion as of March 31, 2008, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views and unique users to financial and investment sites were similar to levels shown in the first quarter of 2008, and the number of pages viewed per person and pages viewed per visit both increased over year-ago levels. We believe this indicates that while some investors may be disengaged because of the market downturn, many people are still interested in investment-related content.

Market weakness and economic uncertainty continued to weigh on online ad spending. Although advertisers have continued to shift spending from traditional media to the Internet, growth in online spending slowed in 2008, based on reports published by the Interactive Advertising Bureau and PricewaterhouseCoopers. Because of the severe market downturn and declining asset levels, ad spending for financial services firms declined 17% for full-year 2008 based on data from The Nielsen Company. We believe that weakness in industry-wide ad spending continued in the first quarter, and some industry surveys indicate that many investment management firms have planned to continue reducing their marketing budgets in 2009.

Overall, we believe the disruption in the financial markets continues to cause widespread investor uncertainty and spending cutbacks among asset management firms and other financial services companies. We remain cautious because of the difficult and uncertain market environment. On the positive side, however, we believe some of the uncertainty in the financial services sector began easing to some extent along with the market upturn toward the end of the first quarter.

 Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

First-Quarter Highlights

Consolidated Results

	Three Months Ended March 31
Key Metrics ($000)	2009	2008	Change
Revenue	$116,732	$125,444	(6.9)%
Operating income	34,625	34,685	(0.2)%
Operating margin	29.7%	27.6%	2.1	pp

Cash used for investing activities	$(10,203)	$(37,963)	(73.1)%
Cash provided by financing activities	3,106	11,717	(73.5)%

Cash provided by (used for) operating activities	$(8,322)	$1,377	NMF
Capital expenditures	(4,590)	(6,711)	(31.6)%
Free cash flow	$(12,912)	$(5,334)	142.1%

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Revenue from Acquisitions

Hemscott data, media, and investor relations Web site businesses	January 1 through January 8, 2009
Financial Computer Support, Inc.	January 1 through March 31, 2009
Fundamental Data Limited	January 1 through March 31, 2009
10-K Wizard Technology, LLC	January 1 through March 31, 2009
Tenfore Systems Limited	January 1 through March 31, 2009
InvestData (Proprietary) Limited	January 1 through March 31, 2009

Consolidated Revenue

In the first quarter of 2009, our consolidated revenue decreased 6.9% to $116.7 million. The majority of the revenue decline was driven by our Investment Consulting business, which suffered because of continued negative market conditions as well as the impact of one client not renewing when its contract expired in the fourth quarter of 2008. Currency movements also had a significant negative effect as the U.S. dollar appreciated against most other major currencies during the quarter, offsetting the positive impact of additional revenue from acquisitions. While acquisitions contributed about five percentage points to our consolidated revenue growth, the impact of foreign currency translations reduced revenue by nearly the same amount.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three Months Ended March 31
($000)	2008	2007	Change
Consolidated revenue	$116,732	$125,444	(6.9)%
Less: acquisitions	(5,928)	—	NMF
Unfavorable impact of foreign currency translations	5,697	—	NMF
Organic revenue	$116,501	$125,444	(7.1)%

The table below shows our consolidated revenue by segment for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31
	2009		2008
Revenue by Segment ($000)	Amount	% of total	Amount	% of total
Investment Information	$96,240	82.4%	$96,506	76.9%
Investment Management	20,492	17.6	28,938	23.1
Consolidated revenue	$116,732	100.0%	$125,444	100.0%

As previously announced, Morningstar now has two operating segments: Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The changes were effective January 1, 2009. The new Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn about half of their revenue from asset-based fees.

While revenue for the Investment Information segment was consistent with the year-ago quarter, revenue in the Investment Management segment was down about 29%. Investment Consulting was by far the most significant driver behind the revenue decline. We had lower revenue from asset-based fees as assets under advisement declined to $63.3 billion from $95.8 billion. The lower level of assets reflects both negative performance in the market and the impact of the client non-renewal mentioned above.

Revenue from international operations decreased $1.7 million, or 5.6%, to $28.6 million in the first quarter of 2009. Acquisitions contributed $4.0 million of additional revenue outside the United States, but that was offset by the unfavorable impact of foreign currency translations, which reduced international revenue by $5.7 million. Excluding acquisitions and the impact of foreign currency translations, our non-U.S. revenue increased approximately 0.2%.

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

	Three Months Ended March 31
($000)	2009	2008	Change
International revenue	$28,584	$30,281	(5.6)%
Less: acquisitions	(3,952)	—	NMF
Unfavorable impact of foreign currency translations	5,697	—	NMF
International organic revenue	$30,329	$30,281	0.2%

Consolidated Operating Expense

	Three months ended March 31
($000)	2009	2008	Change
Operating expense	$82,107	$90,759	(9.5)%
% of revenue	70.3%	72.4%	(2.1	)pp

In the first quarter of 2009, our consolidated operating expense decreased $8.7 million, or 9.5%. To better align operating expense with revenue in this challenging business environment, we took a number of steps to reduce costs beginning in 2008, with the largest cutbacks effective January 1, 2009. We changed our bonus plan in 2009 to reduce bonus expense, our single largest discretionary cost. About 80% of the decline in operating expense stems from lower bonus expense accrued during the quarter.

We also suspended matching contributions to our 401(k) program in the United States, which reduced operating expense by about $2.8 million. In addition, we reduced discretionary spending in advertising and marketing as well as travel. Advertising and marketing costs declined by $2.3 million in the first quarter of 2009 compared with the same period a year ago, primarily because of reduced spending for direct mail campaigns for books and newsletters, including three investing guides that we’re no longer publishing. In addition, travel costs were about $0.8 million lower, partly because we cancelled our annual global sales forum usually held in the first quarter.

Partially offsetting these operating expense reductions were additional costs related to acquisitions, including a $1.1 million increase in amortization expense. We completed five acquisitions in the second half of 2008. Because of the timing of these acquisitions, our first-quarter 2009 results include operating expense that did not exist in the same period last year. Headcount and salary expense also increased year over year, partly because of incremental employees added through acquisitions. We had approximately 2,370 employees worldwide as of March 31, 2009, a 16% increase from the same period a year ago and about in line with December 31, 2008.

Cost of Goods Sold

	Three months ended March 31
($000)	2009	2008	Change
Cost of goods sold	$30,252	$32,938	(8.2)%
% of revenue	25.9%	26.3%	(0.4	)pp
Gross profit	$86,480	$92,506	(6.5)%
Gross margin	74.1%	73.7%	0.4	pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both the first quarter of 2009 and 2008. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold was down $2.6 million in the first quarter of 2009, with the entire decline driven by lower bonus expense.

Our gross margin in the first quarter of 2009 increased slightly to 74.1%, compared with 73.7% in the first quarter of 2008.

Development Expense

	Three months ended March 31
($000)	2009	2008	Change
Development expense	$9,300	$10,115	(8.1)%
% of revenue	8.0%	8.1%	(0.1	)pp

Development expense decreased $0.8 million in the first quarter of 2009. While compensation expense rose because of higher headcount, that increase was more than offset by lower bonus expense. As a percentage of revenue, development expense declined modestly in the first quarter of 2009.

Sales and Marketing Expense

	Three months ended March 31
($000)	2009	2008	Change
Sales and marketing expense	$17,536	$22,224	(21.1)%
% of revenue	15.0%	17.7%	(2.7	)pp

Sales and marketing expense decreased $4.7 million in the first quarter of 2009. About half of the decline reflects lower spending on advertising and marketing, which we reduced from higher levels in 2008 because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year: the Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150 and therefore didn’t incur costs to promote these publications. Lower bonus expense and other compensation costs also contributed to lower sales and marketing expense in the first quarter.

As a percentage of revenue, sales and marketing expense decreased 2.7 percentage points compared with the first quarter of 2008.

General and Administrative Expense

	Three months ended March 31
($000)	2009	2008	Change
General and administrative expense	$17,153	$19,325	(11.2)%
% of revenue	14.7%	15.4%	(0.7	)pp

General and administrative expense decreased $2.1 million in the first quarter of 2009. Most of the decline reflects lower bonus expense. Decreases in other compensation costs, travel, and other general and administrative costs also contributed to lower expense in this area, but to a lesser extent.

As a percentage of revenue, general and administrative expense dropped 0.7 percentage points in the first quarter of 2009 compared with the same period in 2008.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2009	2008	Change
Depreciation expense	$2,745	$2,135	28.6%
Amortization expense	5,121	4,022	27.3%
Total depreciation and amortization expense	$7,866	$6,157	27.8%
% of revenue	6.7%	4.9%	1.8	pp

Depreciation and amortization expense rose $1.7 million in the first quarter of 2009 primarily from incremental amortization expense of intangible assets related to acquisitions made in 2008. As a percentage of revenue, this category of expense increased by 1.8 percentage points.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through March 31, 2009, we estimate that aggregate amortization expense for intangible assets will be $20.1 million in 2009. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our 2008 acquisitions.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2009	2008	Change
Stock-based compensation expense	$2,725	$2,744	(0.7)%
% of revenue	2.3%	2.2%	0.1	pp

Stock-based compensation expense remained relatively flat in the first quarter of 2009 and increased slightly as a percentage of revenue compared with the same period in 2008.

We include stock-based compensation expense in each of our operating expense categories. We began granting restricted stock units (RSUs) in May 2006 and made additional grants in 2007 and 2008, primarily in the second quarter of each year. We recognize the expense related to RSUs over the vesting period, which is generally four years.

We determine stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). We record stock-based compensation expense only for those awards that ultimately vest. As a result, the stock-based compensation expense reflects an estimate of an expected forfeiture rate.

Based on grants made through March 31, 2009, we anticipate that stock-based compensation expense will be $9.6 million in 2009. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants. We usually make this adjustment in the second quarter, which is when most of our larger equity grants typically vest.

Bonus Expense

	Three months ended March 31
($000)	2009	2008	Change
Bonus expense	$5,190	$12,537	(58.6)%
% of revenue	4.4%	10.0%	(5.6	)pp

Bonus expense, which we include in each of our operating expense categories, declined $7.3 million in the first quarter of 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

Changes in the size of our bonus pool vary each year based on a number of items, including changes in full-year operating income growth relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay out annual bonuses to employees in the first quarter.

As a percentage of revenue, bonus expense declined by 5.6 percentage points in the first quarter of 2009.

Consolidated Operating Income

	Three months ended March 31
($000)	2009	2008	Change
Operating income	$34,625	$34,685	(0.2)%
% of revenue	29.7%	27.6%	2.1	pp

Consolidated operating income remained relatively flat, as it decreased $0.1 million in the first quarter of 2009, reflecting the impact of cost savings measures implemented in 2009. Even though revenue declined in the first quarter, we were able to reduce costs in all operating expense categories except depreciation and amortization, which rose because of additional amortization costs for acquisitions made in 2008. The margin improvement was primarily the result of operating expense reductions, which exceeded the decline in revenue.

With operating expense declining more than revenue, our operating margin increased 2.1 percentage points in the first quarter of 2009.

Consolidated Free Cash Flow

Historically, free cash flow has been lower in the first quarter compared with the other three quarters of the year because of the timing of our annual bonus payments. We typically pay bonuses in the first quarter, and these payments reduce our cash flow from operations.

Free cash flow in the first quarter of 2009 was negative $12.9 million, reflecting cash used for operating activities of $8.3 million and capital expenditures of $4.6 million. We made bonus payments of $58.9 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008.  Bonuses paid in the first quarter of 2009 included $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of bonuses recorded in the prior year.

Compared with the prior-year period, free cash flow decreased by approximately $7.6 million, reflecting a $9.7 million decrease in operating cash flow partially offset by a decrease in capital expenditures of $2.1 million.

The increase of $9.6 million for bonus payments was the primary factor contributing to the decline in operating cash flow. In addition, in the first quarter of 2008, operating cash flow included a $3.4 million benefit from tenant improvement allowances related to the construction of our new corporate headquarters. This benefit did not recur in the first quarter of 2009. These items, which contributed to the decline in operating cash flow, were partially offset by higher net income adjusted for non-cash items. Excess tax benefits have a positive impact on cash provided by financing activities with an equal, but offsetting, impact on cash from operations. Excess tax benefits declined $5.6 million in the quarter, primarily reflecting lower average stock prices on the exercise dates and a reduction in the number of options exercised.

Capital expenditures decreased $2.1 million for the quarter mainly because of the timing of payments related to our new corporate headquarters.

To provide investors with additional insight into our financial results, we provide a comparison between the increase in consolidated net income and the change in operating cash flow:

	Three months ended March 31
($000)	2009	2008	Change
Consolidated net income	$24,873	$23,324	$1,549
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(350)	(5,967)	5,617
Depreciation and amortization expense	7,866	6,157	1,709
Stock-based compensation expense	2,725	2,744	(19)
All other non-cash items included in net income	(1,061)	2,521	(3,582)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(58,867)	(49,253)	(9,614)
Cash paid for income taxes	(665)	(2,057)	1,392
Accounts receivable	169	(5,706)	5,875
Deferred revenue	4,060	9,221	(5,161)
Income taxes — current	12,047	9,159	2,888
Accrued compensation	3,828	7,323	(3,495)
Deferred rent	(156)	3,383	(3,539)
Other assets	351	(1,967)	2,318
Accounts payable and accrued liabilities	(4,111)	2,770	(6,881)
All other	969	(275)	1,244
Cash provided by (used for) operating activities	$(8,322)	$1,377	$(9,699)

Despite the $1.6 million increase in net income, operating cash flow decreased $9.7 million.  The gap between net income and operating cash flow primarily reflects the $9.6 million increase in bonuses paid in the first quarter of 2009.  The tenant improvement allowance of $3.4 million received in connection with the build-out of our new headquarters was a benefit to cash flow in the first quarter of 2008, but did not recur in the current year. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash flow provided by (used for) operating activities.

Segment Results

	Three months ended March 31
Key Metrics ($000)	2009	2008	% Change
Revenue
Investment Information	$96,240	$96,506	(0.3)%
Investment Management	20,492	28,938	(29.2)%
Consolidated revenue	$116,732	$125,444	(6.9)%

Operating income (loss)
Investment Information	$36,837	$33,288	10.7%
Investment Management	11,827	15,259	(22.5)%
Intangible amortization and corporate depreciation expense	(6,775)	(5,070)	33.6%
Corporate unallocated	(7,264)	(8,792)	(17.4)%
Consolidated operating income	$34,625	$34,685	0.2%

Operating margin
Investment Information	38.3%	34.5%	3.8	pp
Investment Management	57.7%	52.7%	5.0	pp
Consolidated operating margin	29.7%	27.6%	2.1	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research is distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.

In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement (the Global Analyst Research Settlement) with the Securities and Exchange Commission (SEC), the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement has been designated for independent research over a period of five years, with the independent research to be provided by companies that are not engaged in the investment banking industry. Each firm involved in the settlement is required to provide research from at least three providers of independent research that are not engaged in the investment banking industry. The period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the companies covered by it will no longer be required to provide independent investment research to their clients. For further discussion about this issue, see Item 1A — Risk Factors in our 10-K report for the year ended December 31, 2008.

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first quarter of 2009 and 2008, this segment represented 82.4% and 76.9%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2009	2008	% Change
Revenue	$96,240	$96,506	(0.3)%
Operating income	$36,837	$33,288	10.7%
Operating margin (%)	38.3%	34.5%	3.8	pp

In the first quarter of 2009, revenue decreased slightly to $96.2 million. Acquisitions contributed $5.9 million of revenue. Excluding the impact of acquisitions, revenue declined $6.2 million, primarily reflecting the unfavorable impact of currency translation.

One of the primary drivers of the decline in organic revenue was the decline in Internet advertising related to Morningstar.com. Negative trends in Internet advertising drove all of the decrease in this product’s revenue due to the market’s downturn. Subscriptions for Morningstar.com Premium service declined by 13,521, to 168,257 as of March 31, 2009, compared with 181,778 as of March 31, 2008. Subscriptions declined by 9,261 in the quarter compared with 177,518 as of December 31, 2008 as general market weakness affected subscriber growth and new trials. However, consistent with the trend over the past few years, we moderately increased subscription prices for Premium Membership in both January 2009 and 2008. Revenue growth therefore outweighed the decline in subscriptions.

Revenue from our Investment Research products was also down in the first quarter of 2009, primarily from our publications, including newsletters and books. In the first quarter of 2009, we discontinued three of the print publications we previously published in the first quarter of each year: the Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150. Slightly offsetting this decrease was revenue from Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement. Revenue related to the Global Analyst Research Settlement accounted for approximately 6% of our Investment Information segment revenue and 5% of our consolidated revenue in the first quarter of 2009. As mentioned above, the period covered by the Global Analyst Research Settlement will expire in July 2009. After the settlement period expires, the banks covered by it will no longer be required to provide independent research to their clients. We expect our post-settlement equity research revenue to be significantly lower beginning in the second half of 2009.  For further discussion, see Item 1A—Risk Factors in our 10-K filed with the SEC on March 5, 2009.

Revenue growth in Advisor Software products partially offset these revenue declines discussed above. The growth was primarily from Morningstar Advisor Workstation, slightly offset by a decline in Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased to 194,857 as of March 31, 2009 compared with 190,267 as of December 31, 2008 and 178,619 as of March 31, 2008. The growth in users primarily reflects a new client contract that began in the first quarter. Principia revenue was down in the first quarter of 2009. The number of subscriptions for Principia was 40,993 as of March 31, 2009, a 12.2% decrease, from 46,690 as of March 31, 2008. The decline in the number of subscriptions partly reflects clients migrating from Principia to Advisor Workstation, but also reflects a lower retention rate as the economic environment weakened during the latter part of 2008 and continued in the first quarter of 2009.

Revenue from our data products, primarily Licensed Data, also increased in the first quarter of 2009, although by a smaller amount. This product continued to benefit from expanded sales efforts in Europe and other markets outside the United States, as well as continued strength in the United States. The number of licenses for Morningstar Direct increased 23.2% to 3,033 worldwide as of March 31, 2009, compared with 2,461 as of March 31, 2008.

In the first quarter of 2008, operating income for the Investment Information segment increased $3.5 million, or 10.7%, as operating expense declined more than revenue.

Operating expense decreased $3.8 million in the first quarter of 2009, as cost reductions for discretionary expense such as bonuses, advertising, and marketing were partially offset by additional operating expense from acquisitions. Lower bonus expense accounted for approximately one-third of the decrease in operating expense excluding acquisitions. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. Excluding acquisitions, other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by about $1.6 million in this segment.

Sales and marketing costs decreased in the first quarter of 2009. Most of the decline reflects lower spending on advertising and marketing and lower travel costs, which we pared back because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year: the Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150 and therefore didn’t incur costs to promote these publications.

Our Investment Information segment operating margin improved 3.8 percentage points. Operating expense reductions including lower bonus expense, advertising, and marketing as a percentage of revenue, outpaced the revenue decline. This margin expansion was partially offset by the impact of acquisitions in the quarter.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn about half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

In the first quarter of 2009 and 2008, this segment represented 17.6% and 23.1%, respectively, of our consolidated revenue.

	Three Months Ended March 31
Key Metrics ($000)	2009	2008	% Change
Revenue	$20,492	$28,938	(29.2)%
Operating income	$11,827	$15,259	(22.5)%
Operating margin (%)	57.7%	52.7%	5.0	pp

Although revenue declined across all products in the Investment Management segment, Investment Consulting, which has been a leading contributor to revenue growth in recent years, declined significantly in the first quarter of 2009. Approximately one-third of the decline in the Investment Management segment’s revenue resulted from a Morningstar Associates client that did not renew an Investment Consulting contract in the fourth quarter of 2008. Also, in the first quarter of 2009, we did not reach agreement on renewal terms with another consulting client. This contract, which represented approximately 8% of the Investment Management segment’s revenue in the first quarter of 2009, expires on May 1, 2009. Combined, these contracts represented about $17 million of revenue in 2008.

We provided advisory services on approximately $63.3 billion in assets as of March 31, 2009, compared with approximately $66.2 billion as of December 31, 2008 and approximately $95.8 billion as of March 31, 2008. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. We also provide Investment Consulting services for some assets under management for which we receive a flat fee.

Total assets under advisement for Investment Consulting declined approximately 33.9% compared with March 31, 2008, as assets under advisement from Morningstar Associates declined 47.9% and assets under advisement from Ibbotson Associates decreased about 16.3%.  Excluding changes related to contract cancellations or renewals, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. In the first quarter of 2009, the continuing losses in the U.S. stock market were the main factor behind the decline in assets for most portfolios. In addition, during the second quarter of 2008, an Investment Consulting client informed us that it was not planning to renew its contract in the fourth quarter of 2008. As a result, assets under advisement for Morningstar Associates declined more than the market compared with the prior-year period.

Retirement Advice revenue was also down in the first quarter of 2009, although to a lesser extent. Assets under management for Retirement Advice declined to $10.2 billion, compared with $11.0 billion at December 31, 2008 and $13.2 billion in the same period a year ago.

	As of March 31
Assets under advisement for Investment Consulting ($ billions)	2009	2008
Ibbotson Associates	$35.5	$42.4
Morningstar Associates	27.8	53.4
Total	$63.3	$95.8

	As of March 31
Assets under management in managed retirement accounts ($ billions)	2009	2008
Advice by Ibbotson	$9.3	$12.1
Morningstar Retirement Manager	0.9	1.1
Total	$10.2	$13.2

Morningstar Managed Portfolios revenue was down in the first quarter of 2009 and was another factor that contributed to the revenue decline. Assets under management for Morningstar Managed Portfolios fell to $1.4 billion as of March 31, 2009, compared with $1.6 billion as of December 31, 2008 and $2.1 billion as of March 31, 2008, resulting from general market weakness.

Operating expense in the segment decreased $4.9 million, or 36%, primarily because of lower bonus and other compensation-related expenses, mainly as a result of suspending our 401(k) matching contributions in the United States.

Operating margin was 57.7% in the first quarter of 2009, compared with 52.7% in the prior-year period. Lower bonus expense and compensation-related expenses, as a percentage of revenue, contributed to the margin improvement.

Corporate Items

Under our new segment structure, we no longer allocate corporate costs to our business segments. This category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three Months Ended March 31
($000)	2009	2008	% Change
Amortization expense	$5,121	$4,022	27.3%
Depreciation expense	1,654	1,048	57.8%
Corporate unallocated	7,264	8,792	(17.4)%
Corporate items	$14,039	$13,862	1.3%

Amortization of intangible assets increased $1.1 million in the first quarter of 2009, reflecting incremental amortization expense of intangible assets related to our 2008 acquisitions. Based on acquisitions completed through December 31, 2008, we estimate that aggregate amortization expense for intangible assets will be $20.1 million in 2009. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may be affected by changes to these preliminary purchase price allocations.

Depreciation expense increased $0.6 million in the first quarter of 2009. In the fourth quarter of 2008, we relocated to our new corporate headquarters, resulting in higher depreciation expense compared with the prior-year period.

Corporate unallocated decreased $1.5 million in the first quarter of 2009. Lower bonus expense and other compensation-related expenses drove the decrease in this category.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2009	2008
Equity in net income of unconsolidated entities	$382	$352

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB. In the first quarter of 2009 and 2008, equity in net income of unconsolidated entities was primarily from our position in MJKK. We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended March 31
($000)	2009	2008
Interest income, net	$978	$1,519
Other income (expense), net	(444)	272
Non-operating income, net	$534	$1,791

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $0.5 million in the first quarter of 2009 as a result of lower returns on our investment balances.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. The large expense in the first quarter of 2009 was driven by a net foreign currency exchange loss from the stronger U.S. dollar.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended March 31
($000)	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$35,159	$36,476
Equity in net income of unconsolidated entities	382	352
Net (income) loss attributable to the noncontrolling interest	89	(248)
Total	$35,630	$36,580
Income tax expense	$10,668	$13,504
Effective tax rate	29.9%	36.9%

Our effective tax rate declined by 7.0 percentage points in the first quarter of 2009. Lower income tax expense in the first quarter of 2009 includes the impact of reversing a $1.4 million reserve for uncertain tax positions as a result of a lapse in the statute of limitations. This non-cash credit contributed approximately 4 percentage points of the decrease in the effective tax rate. In addition, the favorable, but variable, benefit from incentive stock-option transactions contributed approximately 2.0 percentage points to the decrease in the effective tax rate.

As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $3,983,000 and a non-current liability of $3,756,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. Other than the impact of reversing the $1.4 million reserve for uncertain tax positions, there were no significant changes to uncertain tax positions in the first quarter of 2009 as a result of other lapses of statutes of limitation or audit activity. We are currently under audit by the U.S. federal and various state and local tax authorities in the United States. We are also under audit by the tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

 Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. The ongoing financial crisis, which accelerated during the latter half of 2008 and continued during the first quarter of 2009, has heightened our application of a conservative investment policy, emphasizing principal preservation. Despite adverse conditions in the credit markets, which have also adversely affected traditionally safe investments such as money market funds and high-grade commercial paper, we believe our investment portfolio remains marketable. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including for working capital and for funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

Cash and Cash Equivalents

As of March 31, 2009, we had cash, cash equivalents, and investments of $286.0 million, a decrease of $11.6 million compared with December 31, 2008. This decline mainly reflects cash used for operating activities and capital expenditures, partially offset by the proceeds received from employee stock option exercises.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first quarter of 2009, cash used for operating activities was $8.3 million, a decrease of $9.7 million, compared with cash provided by operating activities of $1.4 million in the first quarter of 2008. Changes in our net operating assets and liabilities reduced the cash flow benefit from net income (adjusted for non-cash items) by $15.0 million, primarily as a result of an increase of $9.6 million in bonus payments and a $3.5 million reduction in cash received for tenant improvement allowances.  Net income (adjusted for non-cash items) increased $5.3 million, partially offsetting the change in operating assets and liabilities.

We paid $58.9 million in annual bonus payments in the first quarter of 2009, compared with $49.3 million in the prior-year period.  The bonuses paid in 2009 included approximately $48.9 million of bonus expense recorded in 2008 and approximately $10.0 million of bonus payments deferred from 2007. In accordance with bonus program revisions adopted in January 2009, we are not deferring payments on any bonus expense recorded for 2008.

The $5.3 million increase in net income (adjusted for non-cash items) is primarily related to a lower impact related to excess tax benefits on operating cash flows.  Excess tax benefits have a positive impact on cash provided by financing activities with an equal, but offsetting, impact on cash from operations. Excess tax benefits declined $5.6 million in the quarter, primarily reflecting lower average stock prices on the exercise dates and a reduction in the number of options exercised.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories.  In the first quarter of 2009, cash used for investing activities was $10.2 million, compared with $38.0 million in the first quarter of 2008.

We did not complete any acquisitions in the first quarter of 2009. In comparison, cash used for acquisitions, net of cash acquired, was $50.9 million in the first quarter of 2008. In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses.

Purchases of investments, net of proceeds from the sale of investments, were $5.6 million in the first quarter of 2009 as we transferred cash balances excess to our immediate needs into investments with longer maturities. In contrast, in the first quarter of 2008, the proceeds from the sales of investments exceeded the purchases of investments by $19.7 million. As of March 31, 2009 and December 31, 2008, we had investments, consisting primarily of fixed-income securities, of $129.3 million and $123.7 million, respectively. As of March 31, 2009, our investments represented approximately 45% of our total cash, cash equivalents, and investments, up approximately 4 percentage points compared with December 31, 2008.

Capital expenditures were $4.6 million in the first quarter of 2009, a decrease of $2.1 million, compared with $6.7 million in the first quarter of 2008.  In both periods, the amounts were almost entirely composed of capital expenditures for our new headquarters in Chicago.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value which will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of March 31, 2009.

Cash provided by financing activities was $3.1 million in the first quarter of 2009, consisting mainly of proceeds from stock option exercises of $2.9 million and excess tax benefits of $0.4 million. In 2009, cash provided by financing activities decreased by $8.6 million, or 73.5%, compared with the first quarter of 2008, driven mostly by a $5.6 decline in excess tax benefits and a $2.9 million reduction in proceeds from stock option exercises. The decrease was due primarily to a lower average stock price at the time the stock options were exercised and a fewer number of options being exercised.

Employees exercised approximately 273,000 and 738,000 stock options in the first quarters of 2009 and 2008, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first quarter of 2009 and 2008 was $5.8 million and $41.6 million, respectively.

Subsequent Events

We completed the following three acquisitions in April and May of 2009:

Global financial filings database business of Global Reports LLC:  In April 2009, we acquired the global financial filings database business of Global Reports LLC, a leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world. Global Reports provides timely online access to full-color financial filings from more than 37,000 publicly traded companies in approximately 130 countries.

Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.:  In May 2009, we acquired the equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc. (C.P.M.S.). C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides brokerage earnings estimates for Canadian equities.

Andex Associates Inc.  In May 2009, we acquired Andex Associates Inc., based in Windsor, Ontario, Canada. The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950. The charts offer in-depth historical information to help investors understand the context and propensity of market downturns and recoveries.

The combined purchase price for these three acquisitions was approximately $18.0 million, subject to post-closing adjustments.

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 2008.  In addition, effective January 1, 2009, we adopted the following financial accounting standards:

SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

Statement of Financial Accounting Standards (SFAS) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, amends the financial accounting and reporting of noncontrolling interests in consolidated financial statements.  A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company.  We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries.  As a result of adopting SFAS No. 160, the noncontrolling interest related to a majority-owned subsidiary is now reported in our consolidated statement of financial position within equity, separately from the shareholders’ equity attributable to Morningstar, Inc.  In addition, the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interest is presented in our Statements of Income and Statement of Equity and Comprehensive Income.

SFAS No. 141(R), Business Combinations

SFAS No. 141(R), Business Combinations, modifies the financial accounting and reporting of business combinations.   For business combinations which occur after January 1, 2009, SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved.   In addition, under SFAS No. 141 (R), acquisition-related costs are expensed as incurred.  Prior to the adoption of SFAS 141 (R), direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees were included as part of the cost of the acquired business.  Restructuring costs are recognized separately from the business combination accounting as post-combination expenses of the combined entity unless the criteria of SFAS No. 146 are met on the acquisition date by the target entity.   Prior to the adoption of SFAS No. 141 (R), restructuring costs such as severance and relocation of employees of the acquired entity could be included in the purchase price allocation assuming certain criteria were met.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The FSPs are effective for interim and annual periods ending after June 15, 2009. We are in the process of determining the effect the adoption of these FSPs will have on our Consolidated Financial Statements.

In April 2009, the FASB also issued an FSP to amend and clarify SFAS No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

Rule 10b5-1 Sales Plans

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of May 1, 2009:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through May 1, 2009	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/13/08	12/31/09	1,075,000	Shares to be sold ratably over the course of the plan	325,016	25,851,246
Chris Boruff President, Advisor Software	05/12/08	11/15/09	80,000	Shares to be sold under the plan if the stock reaches specified prices	12,000	91,180
Tao Huang Chief Operating Officer	02/24/09	05/31/10	470,000	Shares to be sold under the plan if the stock reaches specified prices beginning May 5, 2009	—	497,179
Elizabeth Kirscher President, Data Services	05/22/08	06/30/09	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	90,564
Catherine Odelbo President, Equity Research	08/13/08	12/31/09	28,165	Weekly increments of up to 3,500 shares	—	148,000
Don Phillips President, Fund Research and Managing Director	05/09/06	12/01/09	1,506,097	Weekly increments of up to 17,500 shares	1,297,251	439,506
Patrick Reinkemeyer President, Morningstar Associates, LLC	09/10/08	10/31/09	15,000	Weekly increments of up to 1,000 shares	—	318,495
Richard Robbins General Counsel and Corporate Secretary	08/15/08	06/30/09	7,061	Biweekly increments of up to 500 shares	2,061	17,435
David Williams Managing Director, Design	09/10/08	09/30/09	10,000	Weekly increments of up to 2,500 shares	—	100,362

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2009, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2009 and restricted stock units that will vest by May 30, 2009. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2009. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of March 31, 2009, our cash, cash equivalents, and investments balance was $286.0 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2           OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

MORNINGSTAR, INC.

Date: May 6, 2009	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer