Form 10-Q
period 2009-06-30
Morningstar, Inc.
filed 2009-08-04
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 000-51280

MORNINGSTAR, INC.

(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

22 West Washington Street
Chicago, Illinois	60602
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2009, there were 48,394,783 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(in thousands except per share amounts)	2009	2008	2009	2008

Revenue	$119,533	$132,237	$236,265	$257,681

Operating expense (1):
Cost of goods sold	30,694	33,164	60,946	66,102
Development	9,438	9,801	18,738	19,916
Sales and marketing	18,010	20,866	35,546	43,090
General and administrative	19,853	20,560	37,006	39,885
Depreciation and amortization	8,850	6,276	16,716	12,433
Total operating expense	86,845	90,667	168,952	181,426

Operating income	32,688	41,570	67,313	76,255

Non-operating income (expense):
Interest income, net	764	1,381	1,742	2,900
Other income (expense), net	1,208	(234)	764	38
Non-operating income, net	1,972	1,147	2,506	2,938

Income before income taxes and equity in net income (loss) of unconsolidated entities	34,660	42,717	69,819	79,193

Income tax expense	14,024	15,076	24,692	28,580

Equity in net income (loss) of unconsolidated entities	(21)	445	361	797

Consolidated net income	20,615	28,086	45,488	51,410

Net (income) loss attributable to the noncontrolling interest	(71)	(87)	18	(335)

Net income attributable to Morningstar, Inc.	$20,544	$27,999	$45,506	$51,075

Net income per share attributable to Morningstar, Inc.:
Basic	$0.43	$0.61	$0.95	$1.12
Diluted	$0.41	$0.57	$0.92	$1.04

Weighted average shares outstanding:
Basic	47,941	45,921	47,661	45,572
Diluted	49,631	49,290	49,385	49,150

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
(1) Includes stock-based compensation expense of:
Cost of goods sold	$715	$528	$1,264	$964
Development	413	367	767	688
Sales and marketing	422	379	778	724
General and administrative	1,518	1,695	2,984	3,337
Total stock-based compensation expense	$3,068	$2,969	$5,793	$5,713

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2009	December 31 2008
Assets
Current assets:
Cash and cash equivalents	$187,099	$173,891
Investments	136,096	123,686
Accounts receivable, less allowance of $695 and $466, respectively	84,146	89,537
Deferred tax asset, net	3,766	3,538
Income tax receivable	3,261	9,193
Other	13,469	13,891
Total current assets	427,837	413,736
Property, equipment, and capitalized software, net	60,367	58,822
Investments in unconsolidated entities	20,150	20,404
Goodwill	207,113	187,242
Intangible assets, net	123,675	119,812
Other assets	3,683	3,924
Total assets	$842,825	$803,940

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$27,949	$30,071
Accrued compensation	27,100	73,012
Deferred revenue	133,997	130,270
Other	31	88
Total current liabilities	189,077	233,441
Accrued compensation	4,449	3,611
Deferred tax liability, net	7,606	7,531
Other long-term liabilities	23,279	23,428
Total liabilities	224,411	268,011

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 48,367,477 and 47,282,958 shares were outstanding as of June 30, 2009 and December 31, 2008, respectively	4	4
Treasury stock at cost, 225,881 shares as of June 30, 2009 and 233,332 shares as of December 31, 2008	(3,175)	(3,280)
Additional paid-in capital	412,289	390,404
Retained earnings	209,795	164,289
Accumulated other comprehensive income (loss):
Currency translation adjustment	(1,312)	(16,366)
Unrealized gain on available-for-sale securities	434	481
Total accumulated other comprehensive loss	(878)	(15,885)
Total Morningstar, Inc. shareholders’ equity	618,035	535,532
Noncontrolling interest	379	397
Total equity	618,414	535,929
Total liabilities and equity	$842,825	$803,940

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2009

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non-
	Shares	Par	Treasury	Paid-in	Retained	Income	controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interest	Equity
Balance as of December 31, 2008	47,282,958	$4	$(3,280)	$390,404	$164,289	$(15,885)	$—	$535,532
Adoption of SFAS No. 160	—	—	—	—	—	—	397	397
Balance as of January 1, 2009	47,282,958	4	(3,280)	390,404	164,289	(15,885)	397	535,929
Comprehensive income:
Consolidated net income (loss)		—	—	—	45,506	—	(18)	45,488
Unrealized loss on investments, net of income tax of $(28)		—	—	—	—	(47)	—	(47)
Foreign currency translation adjustment		—	—	—	—	15,054	—	15,054
Total comprehensive income (loss)		—	—	—	45,506	15,007	(18)	60,495
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,084,519	—	105	11,548	—	—	—	11,653
Stock-based compensation		—	—	5,793	—	—	—	5,793
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	4,544	—	—	—	4,544
Balance as of June 30, 2009	48,367,477	$4	$(3,175)	$412,289	$209,795	$(878)	$379	$618,414

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
(in thousands)	2009	2008

Operating activities
Consolidated net income	$45,488	$51,410
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	16,716	12,433
Deferred income tax expense (benefit)	(956)	2,919
Stock-based compensation expense	5,793	5,713
Provision for (recovery of) bad debt	187	(11)
Equity in net income of unconsolidated entities	(361)	(797)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(4,544)	(17,343)
Other, net	(752)	(1,099)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,312	(3,222)
Other assets	341	(1,846)
Accounts payable and accrued liabilities	(6,012)	997
Accrued compensation	(45,431)	(28,890)
Income taxes — current	10,396	13,104
Deferred revenue	806	6,772
Deferred rent	(286)	9,306
Other liabilities	570	(327)
Cash provided by operating activities	31,267	49,119

Investing activities
Purchases of investments	(50,273)	(46,946)
Proceeds from sale of investments	38,128	82,213
Capital expenditures	(6,768)	(17,354)
Acquisitions, net of cash acquired	(18,571)	(51,017)
Other, net	629	—
Cash used for investing activities	(36,855)	(33,104)

Financing activities
Proceeds from stock options exercises	11,653	12,595
Excess tax benefits from stock option exercises and vesting of restricted stock units	4,544	17,343
Other	(178)	(4)
Cash provided by financing activities	16,019	29,934

Effect of exchange rate changes on cash and cash equivalents	2,777	1,352
Net increase in cash and cash equivalents	13,208	47,301
Cash and cash equivalents — beginning of period	173,891	159,576
Cash and cash equivalents — end of period	$187,099	$206,877

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,152	$15,252
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(75)	$154

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We adopted the following financial accounting standards effective January 1, 2009:

SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

Statement of Financial Accounting Standards (SFAS) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, amends the financial accounting and reporting of noncontrolling interests in consolidated financial statements. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries. As a result of adopting SFAS No. 160, the noncontrolling interest is now reported in our Consolidated Balance Sheet within equity, separately from the shareholders’ equity attributable to Morningstar, Inc. In addition, the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interest are presented in our Statements of Income and Statement of Equity and Comprehensive Income (Loss).

SFAS No. 141(R), Business Combinations

Effective January 1, 2009, SFAS No. 141(R), Business Combinations, modifies the financial accounting and reporting of business combinations. For business combinations which occur after January 1, 2009, SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. With the adoption of SFAS No. 141(R), direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees are expensed as incurred. Restructuring costs, including severance and relocation of employees of the acquired entity, are recognized separately from the business combination as post-combination expenses unless the criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met on the acquisition date by the target entity. Prior to the adoption of SFAS No. 141(R), acquisition-related costs and restructuring costs were generally included as part of the cost of the acquired business.

In April 2009, the Financial Accounting Standards Board (FASB) issued a Final Staff Position (FSP) to amend and clarify SFAS No. 141(R), to address application issues on recognition, measurement, and disclosure of assets and liabilities, arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

EITF Issue 08-6, Equity Method Investment Accounting Considerations

We adopted Emerging Issues Task Force (EITF) 08-6, Equity Method Investment Accounting Considerations, concurrently with the adoption of SFAS No. 141(R) and SFAS No. 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160.

We adopted the following financial accounting standards in the second quarter of 2009:

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

1.             FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.

2.             FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

3.             FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The disclosures related to these FSPs appear in Note 6 in the Notes to our Condensed Consolidated Financial Statements.

SFAS No. 165, Subsequent Events

SFAS No. 165, Subsequent Events, establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 12 in the Notes to our Condensed Consolidated Financial Statements for the related disclosure.

The adoption of these financial accounting standards did not have a material impact on our Condensed Consolidated Financial Statements.

3. Acquisitions, Goodwill, and Other Intangible Assets

2009 Acquisitions

In the second quarter of 2009, we completed four acquisitions. Cash used for these acquisitions, net of acquired cash, was $18,671,000, and is subject to post-closing adjustments. The table below shows additional information concerning these acquisitions:

Acquisition	Description	Date Completed	Purchase Price*
Global financial filings database business of Global Reports LLC	A leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world	April 20, 2009	Not separately disclosed
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides brokerage earnings estimates for Canadian equities	May 1, 2009	$13.9 million
Andex Associates, Inc.

The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950

		May 1, 2009	Not separately disclosed
Intech Pty Ltd

A leading provider of multi-manager and investment portfolio solutions in Sydney, Australia, Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia and offers the Intech Desktop Consultant, a research software product for institutions

		June 30, 2009	Not separately disclosed

* Total purchase price less cash acquired

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$1,333
Accounts receivable	2,706
Other current assets	135
Fixed assets	56
Other non-current assets	334
Intangible assets	9,876
Goodwill	10,380
Deferred revenue	(634)
Accounts payable and accrued liabilities	(3,404)
Deferred tax liability – non-current	(778)
Total purchase price	$20,004

The preliminary allocation includes $9,876,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases. The deferred tax liability of $778,000 results primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $7,590,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Goodwill of $10,380,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired with these four acquisitions. We paid this premium for a number of reasons, including the strategic benefits of expanding our Canadian equity research and data offerings, expanding our international presence in the area of funds-of-funds investment management to Australia, expanding our library of market analysis communications materials to include financial charts and communications materials for financial advisors in Canada, and broadening our database to include a global financial filings database. Approximately $8,182,000 of the goodwill is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

2008 Acquisitions

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses. We completed five additional acquisitions throughout the remainder of 2008. The table below summarizes the acquisitions completed during 2008. We did not make any significant changes during the first half of 2009 to the purchase price allocations compared with the preliminary estimates existing as of December 31, 2008. Additional information concerning these acquisitions can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

		January 9, 2008	$51.3 million
Financial Computer Support, Inc. (FCSI)	A leading provider of practice management software for independent advisors	September 2, 2008	$4.9 million
Fundamental Data Limited (Fundamental Data)	A leading provider of data on closed-end funds in the United Kingdom	October 2, 2008	$18.6 million
10-K Wizard Technology, LLC (10-K Wizard)	A leading provider of SEC filing research and alert services	December 4, 2008	$11.5 million
Tenfore Systems Limited (Tenfore)	Global provider of real-time market data and financial data workstations based in the United Kingdom	December 17, 2008	$19.2 million
InvestData (Proprietary) Limited (InvestData)	A leading provider of fund information in South Africa	December 29, 2008	Not separately disclosed

* Total purchase price less cash acquired

Pro Forma Information for 2009 and 2008 Acquisitions

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the six months ended June 30, 2009 and 2008 as if we had completed these 10 acquisitions as of January 1 of each of these years. In calculating the pro forma information below, we made an adjustment to include amortization expense related to the intangible assets acquired.

	Six months ended
	June 30, 2009	June 30, 2008
Revenue	$242,138	$279,953
Operating income	$66,956	$74,664
Net income	$45,272	$49,736

Basic net income per share	$0.95	$1.09
Diluted net income per share	$0.92	$1.01

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2008 to June 30, 2009:

($000)
Balance as of January 1, 2008	$128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	35,683
Acquisition of Fundamental Data	13,669
Acquisition of 10-K Wizard	7,219
Acquisition of Tenfore	13,916
Acquisition of FCSI and InvestData	3,858
Other, primarily currency translation	(15,244)
Balance as of December 31, 2008	187,242
Goodwill for acquisitions completed in the first six months of 2009	10,380
Other, primarily currency translation	9,491
Balance as of June 30, 2009	$207,113

We did not record any impairment losses in the second quarter or year-to-date periods ended June 30, 2009 and June 30, 2008, respectively.

The following table summarizes our intangible assets:

	As of June 30, 2009				As of December 31, 2008
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$27,327	$(10,322)	$17,005	10	$26,198	$(8,338)	$17,860	10
Customer-related assets	68,908	(21,746)	47,162	10	67,325	(17,620)	49,705	10
Supplier relationships	240	(54)	186	20	240	(48)	192	20
Technology-based assets	35,719	(12,064)	23,655	9	34,845	(9,525)	25,320	9
Non-competition agreement	810	(459)	351	5	810	(375)	435	5
Intangible assets related to acquisitions of FCSI, Fund Data, Tenfore, 10-K Wizard, InvestData, Global Reports, C.P.M.S., Andex, and Intech	39,176	(3,860)	35,316	5	26,962	(662)	26,300	5
Total intangible assets	$172,180	$(48,505)	$123,675	8	$156,380	$(36,568)	$119,812	9

We amortize intangible assets using the straight-line method over their expected economic useful lives. Amortization expense was $10,663,000 and $8,113,000 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, we estimate that aggregate amortization expense for intangible assets will be $22,509,000 in 2009; $21,563,000 in 2010; $20,078,000 in 2011; $19,420,000 in 2012; $17,094,000 in 2013; and $10,751,000 in 2014. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations.

4. Income Per Share

The numerator for both basic and diluted income per share is net income attributable to Morningstar, Inc. The denominator for basic income per share is the weighted average number of common shares outstanding during the period. For diluted income per share, we reflect the dilutive effect of outstanding employee stock options and restricted stock units in the denominator using the treasury stock method. The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$20,544	$27,999	$45,506	$51,075
Weighted average common shares outstanding	47,941	45,921	47,661	45,572
Basic net income per share attributable to Morningstar, Inc.	$0.43	$0.61	$0.95	$1.12

Diluted income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$20,544	$27,999	$45,506	$51,075

Weighted average common shares outstanding	47,941	45,921	47,661	45,572
Net effect of dilutive stock options and restricted stock units	1,690	3,369	1,724	3,578
Weighted average common shares outstanding for computing diluted income per share	49,631	49,290	49,385	49,150

Diluted net income per share attributable to Morningstar, Inc.	$0.41	$0.57	$0.92	$1.04

5. Segment and Geographical Area Information

Beginning in 2009, we changed our organizational structure and now have two operating segments:  Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The new structure organizes our operations according to product lines and growth strategies rather than audience segments. Under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we no longer allocate corporate costs to our business segments. We have changed the presentation of the 2008 segment information to conform to the current year’s presentation.

•  Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data; Morningstar Advisor Workstation; Morningstar.com, including Premium memberships and Internet advertising sales; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research has been distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.

•  Investment Management. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

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

The following tables show selected segment data for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$97,739	$21,794	$—	$119,533
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	57,770	8,126	9,031	74,927
Stock-based compensation expense	1,526	517	1,025	3,068
Depreciation and amortization	1,201	89	7,560	8,850
Operating income (loss)	$37,242	$13,062	$(17,616)	$32,688

Capital expenditures	$1,713	$148	$317	$2,178

U.S. revenue				$89,286
Non-U.S. revenue				$30,247

	Three months ended June 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$101,580	$30,657	$—	$132,237
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	60,460	12,592	8,370	81,422
Stock-based compensation expense	1,389	525	1,055	2,969
Depreciation and amortization	1,034	44	5,198	6,276
Operating income (loss)	$38,697	$17,496	$(14,623)	$41,570

Capital expenditures	$7,574	$1,272	$1,797	$10,643

U.S. revenue				$99,534
Non-U.S. revenue				$32,703

	Six months ended June 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$193,979	$42,286	$—	$236,265
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	114,835	16,303	15,305	146,443
Stock-based compensation expense	2,793	985	2,015	5,793
Depreciation and amortization	2,272	109	14,335	16,716
Operating income (loss)	$74,079	$24,889	$(31,655)	$67,313

Capital expenditures	$5,473	$332	$963	$6,768

U.S. revenue				$177,434
Non-U.S. revenue				$58,831

	Six months ended June 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$198,086	$59,595	$—	$257,681
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	121,355	25,714	16,211	163,280
Stock-based compensation expense	2,678	1,029	2,006	5,713
Depreciation and amortization	2,068	97	10,268	12,433
Operating income (loss)	$71,985	$32,755	$(28,485)	$76,255

Capital expenditures	$12,954	$2,304	$2,096	$17,354

U.S. revenue				$194,697
Non-U.S. revenue				$62,984

	As of June 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$175,618	$31,495	$—	$207,113

U.S. long-lived assets				$44,285
Non-U.S. long-lived assets				$16,082

	As of June 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$126,868	$31,470	$—	$158,338

U.S. long-lived assets				$24,220
Non-U.S. long-lived assets				$11,731

6. Investments and Fair Value Measurements

We account for our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our investments into three categories: held-to-maturity, trading, and available-for-sale. We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities, and classify our investment portfolio as follows:

	June 30, 2009	December 31, 2008
Available-for-sale	$128,033	$116,867
Held-to-maturity	4,456	3,497
Trading securities	3,607	3,322
Total	$136,096	$123,686

Available-for-Sale:  Investments not considered held-to-maturity or trading securities are classified as available-for-sale securities and consist primarily of fixed-income securities. We record these securities at their fair value in our Consolidated Balance Sheets. We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes.

Held-to-maturity:  Investments consist primarily of certificates of deposit based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets. The amortized cost of these securities approximates the fair value of these investments.

Trading:  Investments consist primarily of mutual fund and equity securities based on our intent to hold the securities for a short period of time and generate profits on short-term differences in price, as well as to satisfy the requirements of one of our wholly owned subsidiaries which is a registered broker-dealer. We record these securities at their fair value in our Consolidated Balance Sheets and include realized and unrealized gains and losses associated with these investments as a component of our operating income in the Consolidated Statements of Income.

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	June 30, 2009				December 31, 2008
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$127,338	$721	$(26)	$128,033	$111,513	$806	$(27)	$112,292
Corporate bonds	—	—	—	—	3,595	1	(21)	3,575
Commercial paper	—	—	—	—	1,000	—	—	1,000
Total	$127,338	$721	$(26)	$128,033	$116,108	$807	$(48)	$116,867

Held-to-maturity:
Certificates of deposit	$4,456	$—	$—	$4,456	$3,497	$—	$—	$3,497

As of June 30, 2009, we did not hold any investments with unrealized losses for greater than a 12-month period. Investments with unrealized losses for less than a 12-month period were not material to our Condensed Consolidated Balance Sheet and were not deemed to have other than temporary declines in value.

The table below shows the cost and estimated fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	June 30, 2009		December 31, 2008
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$60,464	$60,679	$72,910	$73,376
Due in one to two years	66,874	67,354	43,198	43,491
Total	$127,338	$128,033	$116,108	$116,867

Held-to-maturity:
Due in one year or less	$3,998	$3,998	$3,350	$3,350
Due in one to two years	458	458	147	147
Total	$4,456	$4,456	$3,497	$3,497

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

Net unrealized gains on trading securities included in our Condensed Consolidated Statement of Income were $604,000 for the six months ended June 30, 2009.  Our Condensed Consolidated Statement of Income for the six months ended June 30, 2008 includes $302,000 of net unrealized losses on trading securities.

The following table shows the net realized gains (losses) arising from sales of our investments recorded in our Condensed Consolidated Statements of Income:

	Six months ended
($000)	June 30, 2009	June 30, 2008
Realized gains	$9	$32
Realized losses	(531)	(43)
Realized loss, net	$(522)	$(11)

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2009
	as of	Using Fair Value Hierarchy
($000)	June 30, 2009	Level 1	Level 2	Level 3
Available-for-sale investments	$128,033	$128,033	$—	$—
Trading securities	3,607	3,607	—	—
Total	$131,640	$131,640	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2008
	as of	Using Fair Value Hierarchy
($000)	December 31, 2008	Level 1	Level 2	Level 3
Available-for-sale investments	$116,867	$116,867	$—	$—
Trading securities	3,322	3,322	—	—
Total	$120,189	$120,189	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

7. Investments In Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of June 30, 2009 and December 31, 2008, we owned approximately 34% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $17,848,000 and $18,083,000 as of June 30, 2009 and December 31, 2008, respectively. The market value of our investment in MJKK was approximately ¥3.6 billion (approximately U.S. $37,448,000) as of June 30, 2009 and ¥2.9 billion (approximately U.S. $32,536,000) as of December 31, 2008.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of June 30, 2009 and December 31, 2008. We account for this investment using the equity method. Our investment totaled $1,553,000 and $1,560,000 as of June 30, 2009 and December 31, 2008, respectively.

Other Investments in Unconsolidated Entities. As of June 30, 2009 and December 31, 2008, the book value of our other investments in unconsolidated entities totaled $749,000 and $761,000, respectively, and consist primarily of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of June 30, 2009 and December 31, 2008. We account for our investments in Morningstar Denmark and Morningstar Sweden using the equity method.

The following table shows unaudited condensed combined financial information for our investments in unconsolidated entities.

	Three months ended June 30		Six months ended June 30
($000)	2009	2008	2009	2008
Revenue	$7,429	$10,042	$15,304	$30,784
Operating income	$1,044	$1,780	$1,835	$3,406
Net income	$804	$1,424	$1,445	$2,553

In April 2008, MJKK sold one of its subsidiaries. The information for the six months ended June 30, 2008 includes the financial results of this subsidiary.

8. Stock-Based Compensation

Stock-Based Compensation Plans

Our 2004 Stock Incentive Plan (the 2004 Plan) provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. Prior to adopting the 2004 Plan, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). The 2004 Plan amends and restates the Prior Plans. Under the 2004 Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Plan. As of June 30, 2009, we had approximately 2,200,000 shares available for future grants under our 2004 Plan. All of our employees and our non-employee directors are eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or Prior Plans.

Under the 2004 Plan, we have granted stock options and, beginning in 2006, restricted stock units. Stock options granted under the 2004 Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under the 2004 Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Plan generally vest ratably over a four-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit.

Options granted under the Prior Plans generally vest over a four-year period and were substantially all vested as of June 30, 2009; however, because the options under the Prior Plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of June 30, 2009.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options were fully vested and expired in February 2009. The 30,576 options outstanding as of December 31, 2008 were exercised in 2009, prior to the expiration date.

Accounting for Stock-Based Compensation Awards

In accordance with SFAS No. 123(R), Stock Based Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

The following table summarizes stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
($000)	2009	2008	2009	2008
Stock-based compensation expense	$3,068	$2,969	$5,793	$5,713

The income tax benefit related to the stock-based compensation expense above was $967,000 and $1,113,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,834,000 and $2,004,000 for the six months ended June 30, 2009 and 2008, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The total grant date fair value of restricted stock units granted in the first six months of 2009 was approximately $13,291,000. As of June 30, 2009, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $28,204,000. We expect to recognize this expense over an average period of approximately 36 months.

The following table summarizes restricted stock unit activity in the first six months of 2009:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	$55.17
Granted	348,236	—	348,236	38.17
Vested	(121,942)	—	(121,942)	54.74
Vested but deferred	(17,561)	17,561	—	—
Forfeited	(9,292)	—	(9,292)	52.84
RSUs outstanding—June 30, 2009	693,941	39,585	733,526	46.94

Stock Options

The following tables summarize stock option activity in the first six months of 2009 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	1,110,652	$15.33
Canceled	(175)	15.14
Exercised	(237,233)	10.19
Options outstanding—June 30, 2009	873,244	17.06

Options exercisable—June 30, 2009	873,119	$17.06

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	2,942,706	$15.14
Canceled	(2,754)	21.99
Exercised	(757,206)	13.89
Options outstanding—June 30, 2009	2,182,746	15.71

Options exercisable—June 30, 2009	2,159,818	$15.47

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the six months ended June 30, 2009 and 2008 was $25,041,000 and $82,224,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of June 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	1,646,376	2.04	$12.18	$47,827	1,646,233	2.04	$12.18	$47,822
$17.79 - $40.26	1,409,614	5.71	20.67	28,954	1,386,704	5.70	20.37	28,903
$8.57 - $40.26	3,055,990	3.73	16.09	$76,781	3,032,937	3.71	15.93	$76,725
Vested or Expected to Vest:
$8.57 - $40.26	3,053,862	3.73	$16.08	$76,776

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $41.23 on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of June 30, 2009, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $114,000.  We expect to recognize this expense over a weighted average period of approximately five months.

9. Related Party Transactions

In February 1999, in conjunction with the expiration of options granted under the 1989 Nonqualified Stock Option Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don Phillips, an officer of Morningstar. Under the terms of the Agreement, on any date that Don exercises the right to purchase shares under the 1999 Plan, we shall pay to him $2.69 per share in the form of cash or, at our election, shares of common stock. Our obligation to pay deferred compensation will not be increased by any imputed interest or earnings amount.

As of December 31, 2008, our Condensed Consolidated Balance Sheet included a liability of $82,000 for the Agreement. This amount was paid to Don in the first six months of 2009 in accordance with the Agreement.

10. Income Taxes

The following table shows our effective income tax rate for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30		Six months ended June 30
($000)	2009	2008	2009	2008
Income before income taxes and equity in net income (loss) of unconsolidated entities	$34,660	$42,717	$69,819	$79,193
Equity in net income (loss) of unconsolidated entities	(21)	445	361	797
Net (income) loss attributable to the noncontrolling interest	(71)	(87)	18	(335)
Total	$34,568	$43,075	$70,198	$79,655
Income tax expense	$14,024	$15,076	$24,692	$28,580
Effective tax rate	40.6%	35.0%	35.2%	35.9%

Our effective tax rate increased by 5.6 percentage points in the second quarter of 2009. A deposit penalty of $3,500,000, which decreased pre-tax income and which is not deductible for tax purposes, accounted for 3.7 percentage points of the increase. Year-to-date, our effective tax rate decreased to 35.2% from 35.9% in 2008. The year-to-date effective tax rate reflects the impact from the first quarter of 2009 of reversing a $1,420,000 reserve for uncertain tax positions as a result of a lapse in the statute of limitations and the reversal in the second quarter of 2009 of $635,000 of reserves due to settlements and other audit activity. These non-cash benefits contributed approximately 3 percentage points of the decrease in the effective tax rate in the year-to-date period. This reduction in our effective tax rate was partially offset by the impact of the non-deductible deposit penalty expense, which increased our effective tax rate by approximately 2 percentage points in the year-to-date period.

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

As of June 30, 2009, our Consolidated Balance Sheet includes a current liability of $1,356,000 and a non-current liability of $3,796,000 for unrecognized tax benefits. As of December 31, 2008, our Consolidated Balance Sheet includes a current liability of $3,983,000 and a non-current liability of $3,756,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. The decrease in the liability from December 31, 2008 primarily reflects the reversal of $2,055,000 of reserves for uncertain tax positions, which reduced our effective tax rate.

We are currently being audited by the U.S. federal and various state and local tax authorities in the United States as well as the tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

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

11. Contingencies

Estimated Penalties Related to the Timing of Deposits for Taxes Withheld on Non-Qualified Stock Option Exercises

In the second quarter of 2009, we recorded an operating expense of $3,500,000 for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises from 2006 through June 30, 2009. We recorded this operating expense and the related liability in accordance with SFAS No. 5, Accounting for Contingencies.  For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties is part of an ongoing IRS audit that began in 2009. We have since increased the frequency of deposits for taxes withheld on stock option exercises.

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

12. Subsequent Events

We evaluated events for potential recognition and disclosure in the Condensed Consolidated Financial Statements and Notes thereto presented in this Quarterly Report on Form 10Q through August 4, 2009, the date the financial statements were issued.

13. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the following accounting pronouncements:

•                  SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140, and

SFAS No.167, Amendments to FASB Interpretation No. 46(R)

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from SFAS No. 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140.

SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs).

For Morningstar, both SFAS No. 166 and SFAS No.167 will be effective beginning January 1, 2010. We are in the process of determining the impact, if any, these accounting pronouncements will have on our Consolidated Financial Statements.

•                  SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162

The FASB’s Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. SFAS No. 168 is the final standard that will be issued by FASB in the current form. For Morningstar, this Statement will be applied beginning with our financial statements for the quarter and year-to-date period ended September 30, 2009. We are in the process of determining the impact this accounting pronouncement will have on our Consolidated Financial Statement disclosures.

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

We emphasize a decentralized approach to running our business to create a culture of responsibility and accountability. Beginning in 2009, we changed our segment reporting to focus on two operating segments: Investment Information, which includes all of our data, software, and research products and services, and Investment Management, which includes our asset management operations.

Historically, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. However, we have made and expect to continue to make selective acquisitions that support our five key growth strategies, which are:

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

The U.S. equity market generally showed strong performance in the second quarter of 2009, reversing direction from continued negative returns in the first quarter. Morningstar’s U.S. Market Index, a broad market benchmark, was up 16.6% during the quarter and 4.3% for the first half of 2009. Total U.S. mutual fund assets increased to $10.0 trillion as of June 30, 2009 based on data from the Investment Company Institute (ICI), compared with $9.2 trillion as of March 31, 2009. Many stock and bond funds experienced net inflows as the market turned up during the quarter.

Despite the more positive market environment, alternative asset classes, such as hedge funds, continued to show mixed results. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced net outflows of about $53 billion for the year-to-date period through May 31, 2009.

Assets in exchange-traded funds (ETFs) increased to $590 billion as of June 2009, compared with $578 billion as of June 2008, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views and pages viewed per visit for financial and investment sites were both up slightly compared with the second quarter of 2008, while the number of unique users was similar to levels shown in the second quarter of 2008. Although page views to Morningstar.com declined year over year because of reduced traffic to several areas of the site, the site continued to perform well based on metrics such as pages viewed per visit and time spent per visit.

Market weakness and economic uncertainty continued to weigh on the global advertising market. Some industry researchers, including ZenithOptimedia and GroupM, have revised their forecasts for global advertising sales to project continued downturns in 2009. Although online advertising has held up better than other areas as advertisers have continued to shift spending from traditional media to the Internet, we believe that spending trends in the financial services area remain under pressure. Some industry surveys indicate that many investment management firms plan to continue reducing their marketing budgets in 2009.

Overall, we remain cautious because of the difficult market environment, which has persisted in the wake of the financial crisis that began in 2008. Despite the recent upturn in the U.S. equity market, we believe asset management firms and other financial services companies continue to carefully scrutinize their spending levels, creating additional pricing pressure and increasing the time required to close new business and renewals. On the positive side, however, we believe some of the uncertainty in the financial services sector began easing during the first half of the year.

Three and Six Months Ended June 30, 2009 vs. Three and Six Months Ended June 30, 2008

Consolidated Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue	$119,533	$132,237	(9.6)%		$236,265	$257,681	(8.3)%
Operating income	32,688	41,570	(21.4)%		67,313	76,255	(11.7)%
Operating margin	27.3%	31.4%	(4.1	)pp	28.5%	29.6%	(1.1	)pp

Cash provided by (used for) investing activities	(26,652)	4,859	NMF		(36,855)	(33,104)	11.3%
Cash provided by financing activities	12,913	18,217	(29.1)%		16,019	29,934	(46.5)%

Cash provided by operating activities	$39,589	$47,742	(17.1)%		$31,267	$49,119	(36.3)%
Capital expenditures	(2,178)	(10,643)	(79.5)%		(6,768)	(17,354)	(61.0)%
Free cash flow	$37,411	$37,099	0.8%		$24,499	$31,765	(22.9)%

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Revenue from Acquisitions
Acquisition	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Hemscott data, media, and investor relations Web site businesses	—	January 1 through January 8, 2009
Financial Computer Support, Inc.	April 1 through June 30, 2009	January 1 through June 30, 2009
Fundamental Data Limited	April 1 through June 30, 2009	January 1 through June 30, 2009
10-K Wizard Technology, LLC	April 1 through June 30, 2009	January 1 through June 30, 2009
Tenfore Systems Limited	April 1 through June 30, 2009	January 1 through June 30, 2009
InvestData (Proprietary) Limited	April 1 through June 30, 2009	January 1 through June 30, 2009
Global financial filings database business of Global Reports LLC	April 20 through June 30, 2009	April 20 through June 30, 2009
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	May 1 through June 30, 2009	May 1 through June 30, 2009
Andex Associates, Inc.	May 1 through June 30, 2009	May 1 through June 30, 2009

Intech was acquired on June 30, 2009. Intech’s operations are not included in our revenue from acquisitions for the three and six months ended June 30, 2009.

Consolidated Revenue

In the second quarter of 2009, our consolidated revenue decreased 9.6% to $119.5 million. Revenue for the first half of the year fell 8.3% to $236.3 million. The majority of the revenue decline was driven by our Investment Consulting business, which suffered because of the market downturn over the past year, as well as the impact of one client not renewing when its contract expired in the fourth quarter of 2008, and to a lesser extent by another client not renewing when its contract expired in May 2009. Currency movements also had a significant negative effect as the U.S. dollar appreciated against most other major currencies during the quarter, offsetting the positive impact of additional revenue from acquisitions. Acquisitions contributed about 5 percentage points to our consolidated revenue growth, but the impact of foreign currency translations reduced revenue by about 4 percentage points.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2009	2008	Change	2009	2008	Change
Consolidated revenue	$119,533	$132,237	(9.6)%	$236,265	$257,681	(8.3)%
Less: acquisitions	(6,732)	—	NMF	(12,660)	—	NMF
Unfavorable impact of foreign currency translations	5,031	—	NMF	10,728	—	NMF
Organic revenue	$117,832	$132,237	(10.9)%	$234,333	$257,681	(9.1)%

The table below shows our consolidated revenue by segment for the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Investment Information	$97,739	81.8%	$101,580	76.8%	$193,979	82.1%	$198,086	76.9%
Investment Management	21,794	18.2	30,657	23.2	42,286	17.9	59,595	23.1
Consolidated revenue	$119,533	100.0%	$132,237	100.0%	$236,265	100.0%	$257,681	100.0%

Morningstar has two operating segments: Investment Information and Investment Management. The Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

While revenue for the Investment Information segment was down slightly in the second quarter of 2009, revenue in the Investment Management segment was down about 29% for the same period. Investment Consulting was by far the most significant driver behind the revenue decline. We had lower revenue from asset-based fees as assets under advisement declined to $56.1 billion from $99.1 billion. The majority of the asset decline reflects the loss of two contracts, and the remaining portion of the decline was mainly driven by the market downturn over most of the past 12 months.

Revenue from international operations decreased $2.5 million, or 7.5%, to $30.2 million in the second quarter of 2009. Acquisitions contributed $4.9 million of additional revenue outside the United States, but that was offset by the unfavorable impact of foreign currency translations, which reduced international revenue by $5.0 million. Excluding acquisitions and the impact of foreign currency translations, international revenue decreased approximately 7.1%.

Revenue from international operations decreased $4.2 million, or 6.6%, to $58.8 million in the first half of 2009. Acquisitions contributed $8.9 million of additional revenue outside the United States, but this additional revenue was offset by the unfavorable impact of foreign currency translations, which reduced international revenue by $10.7 million. Excluding acquisitions and the impact of foreign currency translations, international revenue decreased approximately 3.6%.

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

	Three Months Ended June 30			Six Months Ended June 30
($000)	2009	2008	Change	2009	2008	Change
International revenue	$30,247	$32,703	(7.5)%	$58,831	$62,984	(6.6)%
Less: acquisitions	(4,902)	—	NMF	(8,854)	—	NMF
Unfavorable impact of foreign currency translations	5,031	—	NMF	10,728	—	NMF
International organic revenue	$30,376	$32,703	(7.1)%	$60,705	$62,984	(3.6)%

Consolidated Operating Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Operating expense	$86,845	$90,667	(4.2)%		$168,952	$181,426	(6.9)%
% of revenue	72.7%	68.6%	4.1	pp	71.5%	70.4%	1.1	pp

In the second quarter of 2009, our consolidated operating expense decreased $3.9 million, or 4.2%. For the first six months of 2009, operating expense decreased $12.4 million, or 6.9%. To better align operating expense with revenue in a challenging business environment, we took a number of steps to reduce costs beginning in 2008, with the largest cutbacks effective January 1, 2009. We changed our bonus plan in 2009 to reduce bonus expense, our single largest discretionary cost. As a result, bonus expense was down about $8.6 million in the second quarter of 2009 and $16.0 million in the first half of 2009.

We also suspended matching contributions to our 401(k) program in the United States, which reduced operating expense by about $1.3 million in the second quarter and $4.1 million in the first half of 2009. In addition, we reduced discretionary spending in advertising and marketing as well as travel. Advertising and marketing costs declined by $1.1 million in the second quarter of 2009 and $3.4 million in the first half of 2009 compared with the same periods a year ago. We’ve been carefully evaluating spending in this area and cutting back on programs that don’t generate positive returns. In addition, we discontinued three publications previously published in the first half of the year, which contributed to lower marketing expense earlier in the year. Travel costs were about $0.8 million lower in the quarter and $1.6 million lower in the first half of the year compared with the prior-year periods.

Partially offsetting these cost reductions was a $3.5 million operating expense we recorded for estimated penalties we may incur related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through June 30, 2009. The expense impacted each of our operating expense categories, with approximately half recorded as general and administrative expense. For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties is part of an ongoing IRS audit that began in 2009.  We believe our approach was reasonable and the potential penalties are excessive considering our long record of making tax deposit payments with our regularly scheduled semi-monthly payroll. We have since increased the frequency of deposits for taxes withheld on stock option exercises.

We also had additional costs related to acquisitions in the second quarter of 2009, including a $1.4 million increase in amortization expense. We completed five acquisitions in the second half of 2008 and four in the first half of 2009. Because of the timing of these acquisitions, our results for the second quarter and first half of 2009 include operating expense that did not exist in the same periods last year. Headcount and salary expense also increased year over year, partly because of incremental employees added through acquisitions. We had approximately 2,510 employees worldwide as of June 30, 2009, a 21.8% increase from the same period a year ago and a 6.0% increase compared with March 31, 2009. Headcount grew year over year mainly from acquisitions and continued hiring in our development center in China. We added approximately 180 employees from acquisitions over the 12 months ending June 30, 2009.

Cost of Goods Sold

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Cost of goods sold	$30,694	$33,164	(7.4)%		$60,946	$66,102	(7.8)%
% of revenue	25.7%	25.1%	0.6	pp	25.8%	25.7%	0.1	pp
Gross profit	$88,839	$99,073	(10.3)%		$175,319	$191,579	(8.5)%
Gross margin	74.3%	74.9%	(0.6	)pp	74.2%	74.3%	(0.1	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both 2009 and 2008. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold was down $2.5 million in the second quarter and $5.2 million in the first half of 2009, with the entire decline driven by lower bonus expense.

Our second-quarter 2009 gross margin decreased slightly to 74.3%, compared with 74.9% in the second quarter of 2008. The year-to-date gross margin was about in line with same period in 2008.

Development Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Development expense	$9,438	$9,801	(3.7)%		$18,738	$19,916	(5.9)%
% of revenue	7.9%	7.4%	0.5	pp	7.9%	7.7%	0.2	pp

Development expense decreased $0.4 million in the second quarter of 2009 and $1.2 million in the first six months of 2009. While compensation expense rose because of higher headcount, the increase was more than offset by lower bonus expense. As a percentage of revenue, development expense increased modestly in the second quarter and first half of 2009.

Sales and Marketing Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Sales and marketing expense	$18,010	$20,866	(13.7)%		$35,546	$43,090	(17.5)%
% of revenue	15.1%	15.8%	(0.7	)pp	15.0%	16.7%	(1.7	)pp

Sales and marketing expense decreased $2.9 million in the second quarter of 2009 and $7.6 million in the first six months of 2009. About 40% of the decline reflects lower spending on advertising and marketing, which we reduced from higher levels in 2008 because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year—Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150—and therefore didn’t incur costs to promote these publications. This contributed to the decline in the first six months of 2009. Lower bonus expense and other compensation costs also contributed to lower sales and marketing expense in the second quarter.

As a percentage of revenue, sales and marketing expense decreased 0.7 percentage points in the second quarter and 1.7 percentage points in the first six months of 2009.

General and Administrative Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
General and administrative expense	$19,853	$20,560	(3.4)%		$37,006	$39,885	(7.2)%
% of revenue	16.6%	15.5%	1.1	pp	15.7%	15.5%	0.2	pp

General and administrative expense decreased $0.7 million in the second quarter of 2009 and $2.9 million in the first six months of 2009. Most of the decline reflects lower bonus expense. Decreases in other compensation costs, travel, and other general and administrative costs also contributed to lower expense in this area, but to a lesser extent. These cost reductions were partially offset by the estimated tax deposit penalty discussed in more detail on pages 26 and 27, which contributed $1.8 million to general and administrative expense in the second quarter of 2009.

As a percentage of revenue, general and administrative expense increased 1.1 percentage points in the second quarter of 2009 and 0.2 percentage points in the first six months of 2009.

Depreciation and Amortization Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Depreciation expense	$3,309	$2,185	51.4%		$6,053	$4,320	40.1%
Amortization expense	5,541	4,091	35.4%		10,663	8,113	31.4%
Total depreciation and amortization expense	$8,850	$6,276	41.0%		$16,716	$12,433	34.4%
% of revenue	7.4%	4.7%	2.7	pp	7.1%	4.8%	2.3	pp

Depreciation and amortization expense rose $2.6 million in the second quarter of 2009 and $4.3 million in the first six months of 2009, primarily from incremental amortization expense of intangible assets related to acquisitions made in 2008 and the first half of 2009. As a percentage of revenue, depreciation and amortization increased 2.7 percentage points in the second quarter and 2.3 percentage points in the first half of the year.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through June 30, 2009, we estimate that aggregate amortization expense for intangible assets will be $22.5 million in 2009. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2008 and 2009.

Stock-Based Compensation Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Stock-based compensation expense	$3,068	$2,969	3.3%		$5,793	$5,713	1.4%
% of revenue	2.6%	2.2%	0.4	pp	2.5%	2.2%	0.3	pp

Stock-based compensation expense was about on par with 2008 levels in the second quarter and first half of 2009. It increased slightly as a percentage of revenue compared with the same periods in 2008.

We include stock-based compensation expense in each of our operating expense categories. We began granting restricted stock units (RSUs) in May 2006 and made additional grants in 2007, 2008, and 2009, primarily in the second quarter of each year. We recognize the expense related to RSUs over the vesting period, which is generally four years.

We determine stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). We estimate forfeitures of all stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. We typically adjust estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. In the second quarter of 2009 and 2008, we recorded approximately $0.3 million and $0.2 million, respectively, of additional stock-based compensation expense as a result of these adjustments.

Based on grants made through June 30, 2009, we anticipate that stock-based compensation expense will be $11.6 million in 2009. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Bonus expense	$3,548	$12,182	(70.9)%		$8,738	$24,719	(64.7)%
% of revenue	3.0%	9.2%	(6.2	)pp	3.7%	9.6%	(5.9	)pp

Bonus expense, which we include in each of our operating expense categories, declined $8.6 million in the second quarter and $16.0 million in the first half of 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay out annual bonuses to employees in the first quarter.

As a percentage of revenue, bonus expense declined by 6.2 percentage points in the second quarter and 5.9 percentage points in the first six months of 2009.

Consolidated Operating Income

	Three Months Ended June 30				Six Months Ended June 30
($000)	2009	2008	Change		2009	2008	Change
Operating income	$32,688	$41,570	(21.4)%		$67,313	$76,255	(11.7)%
% of revenue	27.3%	31.4%	(4.1	)pp	28.5%	29.6%	(1.1	)pp

Consolidated operating income decreased $8.9 million in the second quarter of 2009 and $9.0 million in the first six months of 2009. Although we reduced operating expense in several areas with the cost-savings initiatives implemented at the beginning of the year, we also had incremental expense from recent acquisitions as well as a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises. Operating margin declined by about 4 percentage points for the second quarter and 1 percentage point for the first half of 2009. The deposit penalty represented 2.9 and 1.5 percentage points of the margin decline in the second quarter and first half of 2009, respectively.

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

We generated positive free cash flow in both the second quarter of 2009 and the year-to-date periods. Our free cash flow of $37.4 million in the second quarter of 2009 reflects cash provided by operating activities of $39.6 million and capital expenditures of $2.2 million. Free cash flow of $24.5 million in the first six months of 2009 reflects cash provided by operating activities of $31.3 million and  capital expenditures of $6.8 million. Free cash flow generated in the second quarter offset the negative free cash flow generated in the first quarter of 2009. Our cash flow from operations is typically stronger in the second quarter compared with the first quarter because we pay annual bonuses early in the year.

Free cash flow increased $0.3 million in the second quarter of 2009, as an $8.4 million decrease in capital expenditures was partially offset by an $8.1 million decrease in cash flow provided by operating activities. In the year-to-date period, free cash flow decreased $7.2 million, reflecting a $17.8 million decrease in cash provided by operating activities partially offset by a $10.6 million decrease in capital expenditures.

In the second quarter of 2008, operating cash flow included a $5.9 million benefit from tenant improvement allowances related to the construction of our new corporate headquarters in Chicago. This benefit did not recur in the second quarter of 2009.

The increase of $9.6 million for bonus payments was the primary factor contributing to the decline in operating cash flow in the first half of 2009. We made bonus payments of $58.9 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008.  Bonuses paid in the first quarter of 2009 included $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of bonuses recorded in the prior year. In addition, in the first six months of 2008, operating cash flow included a $9.3 million benefit from tenant improvement allowances related to the construction of our new corporate headquarters. This benefit did not recur in the first half of 2009.  Excess tax benefits have a positive impact on cash provided by financing activities with an equal, but offsetting, impact on cash from operations. Excess tax benefits declined $12.8 million in the first half of 2009, primarily reflecting a reduction in the number of options exercised and lower average stock prices on the exercise dates.

Capital expenditures decreased $8.4 million in the quarter and $10.6 million in the year-to-date period mainly because of the timing of payments related to our new corporate headquarters.

To provide investors with additional insight into our financial results, we provide a comparison between the increase in consolidated net income and the change in operating cash flow:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2009	2008	Change	2009	2008	Change
Consolidated net income	$20,615	$28,086	$(7,471)	$45,488	$51,410	$(5,922)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits in accordance with SFAS No. 123(R)	(4,194)	(11,376)	7,182	(4,544)	(17,343)	12,799
Depreciation and amortization expense	8,850	6,276	2,574	16,716	12,433	4,283
Stock-based compensation expense	3,068	2,969	99	5,793	5,713	80
All other non-cash items included in net income	(821)	(1,509)	688	(1,882)	1,012	(2,894)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(58,867)	(49,253)	(9,614)
Cash paid for income taxes	(13,487)	(13,195)	(292)	(14,152)	(15,252)	1,100
Accounts receivable	9,143	2,484	6,659	9,312	(3,222)	12,534
Deferred revenue	(3,254)	(2,449)	(805)	806	6,772	(5,966)
Income taxes — current	12,501	19,197	(6,696)	24,548	28,356	(3,808)
Accrued compensation	9,608	13,040	(3,432)	13,436	20,363	(6,927)
Deferred rent	(130)	5,923	(6,053)	(286)	9,306	(9,592)
Other assets	(10)	121	(131)	341	(1,846)	2,187
Accounts payable and accrued liabilities	(1,901)	(1,773)	(128)	(6,012)	997	(7,009)
All other	(399)	(52)	(347)	570	(327)	897
Cash provided by operating activities	$39,589	$47,742	$(8,153)	$31,267	$49,119	$(17,852)

In the quarter and, to a greater extent, in the year-to-date period, the decline in cash flow from operations exceeded the decline in net income. Tenant improvement allowances of $5.9 million and $9.3 million received in connection with the build-out of our new headquarters benefited cash flow in the second quarter and first six months of 2008, respectively, but did not recur in 2009. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash flow provided by operating activities. The $9.6 million increase in bonuses paid in the first quarter of 2009 compared with the first quarter of 2008 also contributed to the divergence between net income and cash from operations in the year-to-date period. These items were partially offset by the impact of excess tax benefits related to our stock-based compensation.

Segment Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue
Investment Information	$97,739	$101,580	(3.8)%		$193,979	$198,086	(2.1)%
Investment Management	21,794	30,657	(28.9)%		42,286	59,595	(29.0)%
Consolidated revenue	$119,533	$132,237	(9.6)%		$236,265	$257,681	(8.3)%

Operating income (loss)
Investment Information	$37,242	$38,697	(3.8)%		$74,079	$71,985	2.9%
Investment Management	13,062	17,496	(25.3)%		24,889	32,755	(24.0)%
Intangible amortization and corporate depreciation expense	(7,560)	(5,198)	45.4%		(14,335)	(10,268)	39.6%
Corporate unallocated	(10,056)	(9,425)	6.7%		(17,320)	(18,217)	(4.9)%
Consolidated operating income	$32,688	$41,570	(21.4)%		$67,313	$76,255	(11.7)%

Operating margin
Investment Information	38.1%	38.1%	—		38.2%	36.3%	1.9	pp
Investment Management	59.9%	57.1%	2.8	pp	58.9%	55.0%	3.9	pp
Consolidated operating margin	27.3%	31.4%	(4.1	)pp	28.5%	29.6%	(1.1	)pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data; Morningstar Advisor Workstation; Morningstar.com, including Premium memberships and Internet advertising sales; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research has been distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.

In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement (the Global Analyst Research Settlement) with the Securities and Exchange Commission (SEC), the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement was designated for independent research over a five-year period. Each firm involved in the settlement was required to provide research from at least three providers of independent research that were not engaged in the investment banking industry. The period covered by the Global Analyst Research Settlement expired at the end of July 2009. The investment banks covered by it are no longer required to provide independent investment research to their clients. For further discussion about this issue, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first six months of 2009 and 2008, this segment represented 82.1% and 76.9%, respectively, of our consolidated revenue.

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2009	2008	Change	2009	2008	Change
Revenue	$97,739	$101,580	(3.8)%	$193,979	$198,086	(2.1)%
Operating income	$37,242	$38,697	(3.8)%	$74,079	$71,985	2.9%
Operating margin (%)	38.1%	38.1%	—	38.2%	36.3%	1.9	pp

In the second quarter of 2009, revenue decreased 3.8% to $97.7 million. Acquisitions contributed $6.7 million of revenue. Excluding the impact of acquisitions, revenue declined $10.6 million, primarily reflecting the unfavorable impact of currency translation and lower revenue in many of our product lines. In the first half of 2009, revenue decreased 2.1% to $194.0 million, with acquisitions contributing $12.7 million.

One of the primary drivers of the decline in revenue in both the second quarter and first six months of 2009 was Morningstar.com. Negative trends in Internet advertising drove almost all of the decrease in this product’s revenue. Subscriptions for Morningstar.com Premium service declined by 18,891, to 160,936 as of June 30, 2009, compared with 179,827 as of June 30, 2008. Subscriptions declined by 16,582 in the first six months of 2009 compared with 177,518 as of December 31, 2008 because general market weakness continued to negatively impact subscriber growth and new trials. However, we moderately increased subscription prices for Premium Membership in both January 2009 and 2008, which partly offset lower revenue from the subscription decline.

Revenue from our Investment Research products also declined in the second quarter and first half of 2009, primarily because of lower revenue from publications, including newsletters and books. In the first quarter of 2009, we discontinued three of the print publications we previously published in the first quarter of each year: the Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150. Lower advertising revenue from publications sold in Australia also contributed to the decline. Revenue from the annual Morningstar Investment Conference held in the second quarter was down compared with the prior-year period, although to a lesser extent than publications.

Slightly offsetting the year-to-date decrease was revenue from Morningstar Equity Research, which primarily includes revenue related to the Global Analyst Research Settlement (GARS). GARS-related revenue accounted for approximately 5.6% of our Investment Information segment revenue and 4.6% of our consolidated revenue in the first half of 2009. As mentioned above, the period covered by GARS expired at the end of July 2009, and the banks covered by it are no longer required to provide independent research to their clients. We expect our post-settlement equity research revenue to be significantly lower beginning in the second half of 2009. For further discussion, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue growth in Advisor Software products partially offset the revenue declines discussed above. The growth was primarily from Morningstar Advisor Workstation. The number of U.S. licenses for Morningstar Advisor Workstation increased to 152,971 as of June 30, 2009 compared with 151,874 as of December 31, 2008, but decreased compared with 154,269 as of June 30, 2008. Beginning in 2009, Morningstar no longer includes the Site Builder product as part of Advisor Workstation. (The number of Advisor Workstation licenses reported in 2008 has been adjusted to reflect this change. We discuss this change in more detail in the Reclassifications section on page 37.)

The decline in users over the past year primarily reflects a client that migrated to our Site Builder product. The decline in licenses did not adversely impact revenue growth because some contracts include unlimited usage, and revenue is not tied to the number of client users. In addition, we expanded some existing contracts to include additional functionality, which increased the contract value without changing the number of users. This revenue growth was slightly offset by lower revenue from Principia. Principia revenue was down in the second quarter and first half of 2009. Principia subscriptions totaled 38,378 as of June 30, 2009, a 15% decrease from 45,219 as of June 30, 2008. The decline partly reflects clients migrating from Principia to Advisor Workstation, but also reflects a lower retention rate as the economic environment weakened during the latter part of 2008 and continued in the first half of 2009.

Revenue from our data products, primarily Licensed Data, also increased in the second quarter and first half of 2009, although by a smaller amount. Licensed Data continued to benefit from expanded sales efforts in Europe and other markets outside the United States, as well as continued strength in the United States. The number of licenses for Morningstar Direct grew 18% to 3,171 worldwide as of June 30, 2009, compared with 2,683 as of June 30, 2008.

In the second quarter of 2009, operating income for the Investment Information segment decreased $1.5 million, or 3.8%, and increased $2.1 million, or 2.9%, for the first half of 2009.

Operating expense decreased $2.4 million and $6.2 million in the second quarter and first half of 2009, respectively, as cost reductions for discretionary expense such as bonuses, advertising, and marketing were partially offset by additional operating expense from acquisitions. Bonus expense declined $3.7 million in the quarter and $6.6 million year to date. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by about $0.9 million in this segment in the second quarter and $2.5 million in the first half of 2009.

Sales and marketing costs decreased in the second quarter and the first half of 2009, with the magnitude greater in the first three months of the year. Most of the decline reflects lower spending on advertising and marketing and lower travel costs, which we pared back because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year—Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150—and therefore didn’t incur costs to promote these publications in the first half of 2009.

Our Investment Information segment operating margin was flat in the second quarter and improved 1.9 percentage points in the first six months of 2009. Operating expense reductions including lower bonus expense, advertising, and marketing as a percentage of revenue outpaced the revenue decline. This margin expansion was partially offset by the impact of acquisitions in the quarter and year-to-date periods.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

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

In the first six months of 2009 and 2008, this segment represented 17.9% and 23.1%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue	$21,794	$30,657	(28.9)%		$42,286	$59,595	(29.0)%
Operating income	$13,062	$17,496	(25.3)%		$24,889	$32,755	(24.0)%
Operating margin (%)	59.9%	57.1%	2.8	pp	58.9%	55.0%	3.9	pp

Although revenue declined across all products in the Investment Management segment, Investment Consulting, which has been a leading contributor to revenue growth in recent years, accounted for approximately three-fourths of the segment’s revenue decline in both the quarter and first six months of 2009. Our Investment Consulting business suffered because of the market decline over the past year, as well as the impact of one client not renewing when its contract expired in the fourth quarter of 2008, and to a lesser extent by another client not renewing when its contract expired in May 2009. Combined, these contracts represented about $17 million of revenue in 2008.

We provided advisory services on approximately $56.1 billion in assets as of June 30, 2009, compared with approximately $66.2 billion as of December 31, 2008 and approximately $99.1 billion as of June 30, 2008. These totals include consulting relationships as well as agreements where we act as a portfolio construction manager for a mutual fund or variable annuity and receive a basis-point fee. We also provide Investment Consulting services for some assets under management for which we receive a flat fee. Excluding changes related to contract cancellations or renewals, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement for Investment Consulting declined approximately 43% compared with June 30, 2008, as assets under advisement from Morningstar Associates declined 67.7% and assets under advisement from Ibbotson Associates decreased about 14%. The majority of the asset decline reflects the loss of two contracts discussed in more detail above, and the remaining portion of the decline was mainly driven by the market downturn over most of the past 12 months. As a result of the two contract losses, assets under advisement for Morningstar Associates declined more than the market compared with the prior-year period.

Retirement Advice revenue was also down in the second quarter and first half of 2009, although to a lesser extent. Assets under management for Retirement Advice declined to $12.5 billion as of June 30, 2009 compared with $14.6 billion in the same period a year ago, but were up slightly compared with $11.0 billion as of December 31, 2008.

	As of June 30
Assets under advisement for Investment Consulting ($ billions)	2009	2008
Ibbotson Associates	$38.6	$45.0
Morningstar Associates	17.5	54.1
Total	$56.1	$99.1

	As of June 30
Assets under management in managed retirement accounts ($ billions)	2009	2008
Advice by Ibbotson	$11.3	$13.4
Morningstar Retirement Manager	1.2	1.2
Total	$12.5	$14.6

Morningstar Managed Portfolios also contributed to the segment’s revenue decline in the second quarter and first half of 2009,  although to a much lesser extent than Investment Consulting. Assets under management for Morningstar Managed Portfolios fell to $1.7 billion as of June 30, 2009, compared with $2.1 billion as of June 30, 2008, reflecting the general market weakness over most of the past year. Assets under management were up slightly in the first six months of 2009 compared with $1.6 billion as of December 31, 2008.

Operating expense in the segment decreased $4.5 million, or 33.7%, in the second quarter of 2009 and decreased $9.4 million, or 35.2%, in the first six months of 2009. The decrease was primarily because of lower bonus and other compensation-related expense, partially as a result of suspending our 401(k) matching contributions in the United States.

Operating margin was 59.9% in the second quarter of 2009 and 58.9% for the first six months of 2009. With operating expense declining more than revenue in this segment, our operating margin increased 2.8 percentage points in the second quarter of 2009 and 3.9 percentage points in the first six months of 2009. Lower bonus expense, as a percentage of revenue, was the main driver of the margin improvement in both periods.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2009	2008	Change	2009	2008	Change
Amortization expense	$5,541	$4,091	35.4%	$10,663	$8,113	31.4%
Depreciation expense	2,019	1,107	82.4%	3,672	2,155	70.4%
Corporate unallocated	10,056	9,425	6.7%	17,320	18,217	(4.9)%
Corporate items	$17,616	$14,623	20.5%	$31,655	$28,485	11.1%

Amortization of intangible assets increased $1.4 million in the second quarter of 2009 and $2.6 million in the first half of 2009, reflecting incremental amortization expense related to our 2008 and 2009 acquisitions. Based on acquisitions completed through June 30, 2009, we estimate that aggregate amortization expense for intangible assets will be $22.5 million in 2009. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may be affected by changes to these preliminary purchase price allocations.

Depreciation expense increased $0.9 million in the second quarter of 2009 and $1.5 million in the first half of 2009. In the fourth quarter of 2008, we relocated to our new corporate headquarters, resulting in higher depreciation expense compared with the prior-year period.

Corporate unallocated increased $0.7 million in the second quarter of 2009 and decreased $0.9 million in the first six months of 2009. Included in our Corporate segment results is a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through June 30, 2009. The estimated deposit penalty was partially offset by lower bonus and other compensation-related expense in the second quarter. The decline in costs in this category for the first half of 2009 was primarily from lower bonus expense, other compensation-related expense, and travel expense, partially offset by the estimated deposit penalty.

Equity in Net Income (Loss) of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income (Loss) of Unconsolidated Entities

	Three Months Ended June 30		Six Months Ended June 30
($000)	2009	2008	2009	2008
Equity in net income (loss) of unconsolidated entities	$(21)	$445	$361	$797

Equity in net income (loss) of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Korea, Ltd., Morningstar Danmark A/S, and Morningstar Sweden AB. In the second quarter and first half of 2009 and 2008, equity in net income (loss) of unconsolidated entities was primarily from our position in MJKK. We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2009	2008	2009	2008
Interest income, net	$764	$1,381	$1,742	$2,900
Other income (expense), net	1,208	(234)	764	38
Non-operating income, net	$1,972	$1,147	$2,506	$2,938

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $0.6 million in the second quarter of 2009 and $1.2 million in the first half of 2009 as a result of lower returns on our investment balances.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. The larger income in the second quarter and first half of 2009 was driven by net foreign currency exchange gains.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2009	2008	2009	2008
Income before income taxes and equity in net income (loss) of unconsolidated entities	$34,660	$42,717	$69,819	$79,193
Equity in net income (loss) of unconsolidated entities	(21)	445	361	797
Net (income) loss attributable to the noncontrolling interest	(71)	(87)	18	(335)
Total	$34,568	$43,075	$70,198	$79,655
Income tax expense	$14,024	$15,076	$24,692	$28,580
Effective tax rate	40.6%	35.0%	35.2%	35.9%

Our effective tax rate increased by 5.6 percentage points in the second quarter of 2009.  A deposit penalty of $3.5 million, which decreased pre-tax income and which is not deductible for tax purposes, accounted for 3.7 percentage points of the increase. Year to date, our effective tax rate decreased to 35.2% from 35.9% in 2008. The year-to-date effective tax rate reflects the impact from the first quarter of 2009 of reversing a $1.4 million reserve for uncertain tax positions as a result of a lapse in the statute of limitations and the reversal in the second quarter of 2009 of $0.6 million of reserves due to settlements and other audit activity. These non-cash benefits contributed approximately 3 percentage points of the decrease in the effective tax rate in the year-to-date period. This reduction in our effective tax rate was partially offset by the impact of the non-deductible deposit penalty expense, which increased our effective tax rate by approximately 2 percentage points in the year-to-date period.

As of June 30, 2009, our Consolidated Balance Sheet includes a current liability of $1.4 million and a non-current liability of $3.8 million for unrecognized tax benefits. As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $4.0 million and a non-current liability of $3.8 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. The decrease in the liability from December 31, 2008 primarily reflects the reversal of approximately $2.0 million of reserves for uncertain tax positions discussed in the previous paragraph.

We are currently being audited by the U.S. federal and various state and local tax authorities in the United States as well as the tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. The ongoing effects of the financial crisis, which have continued into 2009, have heightened our application of a conservative investment policy, emphasizing principal preservation. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including for working capital and for funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

Cash and Cash Equivalents

As of June 30, 2009, we had cash, cash equivalents, and investments of $323.2 million, an increase of $25.6 million compared with December 31, 2008. This increase mainly reflects cash provided by operating activities and proceeds received from employee stock option exercises, partially offset by cash used for acquisitions and capital expenditures.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first six months of 2009, cash provided by operating activities was $31.3 million, a decrease of $17.8 million compared with cash provided by operating activities of $49.1 million in the first six months of 2008. The decrease mainly reflects an increase of $9.6 million in bonus payments and a $9.6 million reduction related to tenant improvement allowances.

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

Tenant improvement allowances of $9.3 million, received in connection with the build-out of our new headquarters, benefited cash flow in the first six months of 2008 but did not recur in 2009. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash flow provided by operating activities.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first half of 2009, cash used for investing activities was $36.9 million, compared with $33.1 million in the same period in 2008.

Cash used for acquisitions, net of cash acquired, was $18.6 million in the first half of 2009. We completed four acquisitions in the second quarter of 2009. In comparison, cash used for acquisitions, net of cash acquired, was $51.0 million in the first half of 2008, reflecting our acquisition of the Hemscott data, media, and investor relations Web site businesses in January 2008.

Purchases of investments, net of proceeds from the sale of investments, were $12.2 million in the first half of 2009 as we transferred cash balances in excess of our immediate needs into investments with longer maturities. In contrast, in the first half of 2008, the proceeds from the sales of investments exceeded the purchases of investments by $35.3 million. As of June 30, 2009 and December 31, 2008, we had investments, consisting primarily of fixed-income securities, of $136.1 million and $123.7 million, respectively. As of June 30, 2009, our investments represented approximately 42% of our total cash, cash equivalents, and investments balance, consistent with the levels as of December 31, 2008.

Capital expenditures were $6.8 million in the first half of 2009, a decrease of $10.6 million, compared with $17.4 million in the first half of 2008. In both periods, the amounts were almost entirely composed of capital expenditures for our new headquarters in Chicago.  We expect to make capital expenditures of approximately $12 million in 2009, significantly lower than the amount of $48.5 million in 2008.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 8 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2009.

Cash provided by financing activities was $16.0 million in the first half of 2009, consisting mainly of proceeds from stock option exercises of $11.7 million and excess tax benefits of $4.5 million. In the first six months of 2009, cash provided by financing activities decreased by $13.9 million, or 46.5%, compared with the first half of 2008, driven mostly by a $12.8 million decline in excess tax benefits and a $0.9 million reduction in proceeds from stock option exercises. The decrease was due primarily to fewer options being exercised and lower average stock price at the time the stock options were exercised.

Employees exercised approximately 1.0 million and 1.4 million stock options in the first six months of 2009 and 2008, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first six months of 2009 and 2008 was $25.0 million and $82.2 million, respectively.

Acquisitions

In the second quarter of 2009, we completed four acquisitions.  Cash used for these acquisitions, net of acquired cash, was $18,671,000, and is subject to post-closing adjustments. The table below shows additional information concerning these acquisitions:

Acquisition	Description	Date Completed	Purchase Price*
Global financial filings database business of Global Reports LLC	A leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world	April 20, 2009	Not separately disclosed
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides brokerage earnings estimates for Canadian equities.	May 1, 2009	$13.9 million
Andex Associates, Inc.

The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950.

		May 1, 2009	Not separately disclosed
Intech Pty Ltd

A leading provider of multi-manager and investment portfolio solutions in Sydney, Australia. Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia and offers the Intech Desktop Consultant, a research software product for institutions. As of June 30, 2009, Intech had $2.7 billion in  assets under management.

		June 30, 2009	Not separately disclosed

* Total purchase price less cash acquired

Reclassifications

Beginning in 2009, as a part of the changes to our organizational structure with a focus on our global product lines, we no longer include Morningstar Site Builder as part of Morningstar Advisor Workstation. Site Builder consists of a set of integrated tools, content, and reports that investment firms can seamlessly add to their existing advisor Web sites. The table below shows the number of U.S. Advisor Workstation licenses, revised for consistency with the current-year presentation.

	As of

	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009
U.S. Advisor Workstation licenses, revised	152,747	154,269	153,398	151,874	148,614

U.S. Advisor Workstation licenses, previously reported	178,619	188,792	189,863	190,267	194,857

In addition, beginning in 2009, we are focused on globalizing the Premium subscription and advertising revenue generated by Morningstar.com Web sites, which operate in a variety of markets. As a result, we now include advertising revenue for all non-U.S. sites as part of Morningstar.com and have reclassified prior-year product revenue for consistency with the current-year presentation.

These reclassifications did not have any impact on the order of our top five products in 2008 or 2007, which are shown in the two tables below.

Top Five Products 2008	Reclassified for consistency with 2009 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$78,329	78,329
Investment Consulting	77,757	77,757
Advisor Workstation	64,222	66,675
Morningstar.com	45,684	43,274
Principia	27,791	27,791

Top Five Products 2007	Reclassified for consistency with 2009 Product Revenue ($000)	As Reported Revenue ($000)
Investment Consulting	$75,595	75,595
Licensed Data	59,207	59,207
Advisor Workstation	53,755	54,980
Morningstar.com	39,367	37,630
Principia	28,760	28,760

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

We adopted the following financial accounting standards effective January 1, 2009:

SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

Effective January 1, 2009, Statement of Financial Accounting Standards (SFAS) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, amends the financial accounting and reporting of noncontrolling interests in consolidated financial statements. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries. As a result of adopting SFAS No. 160, the noncontrolling interest is now reported in our Consolidated Balance Sheet within equity, separately from the shareholders’ equity attributable to Morningstar, Inc. In addition, the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interest are presented in our Statements of Income and Statement of Equity and Comprehensive Income (Loss).

SFAS No. 141(R), Business Combinations

Effective January 1, 2009, SFAS No. 141(R), Business Combinations, modifies the financial accounting and reporting of business combinations.  For business combinations which occur after January 1, 2009, SFAS No. 141(R) requires the acquirer to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. With the adoption of SFAS No. 141(R), direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees are expensed as incurred.  Restructuring costs, including severance and relocation of employees of the acquired entity, are recognized separately from the business combination as post-combination expenses unless the criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, are met on the acquisition date by the target entity.  Prior to the adoption of SFAS 141(R), acquisition-related costs and restructuring costs were generally included as part of the cost of the acquired business.

In April 2009, the Financial Accounting Standards Board (FASB) issued a Final Staff Position (FSP) to amend and clarify SFAS No. 141 (R), to address application issues on recognition, measurement and disclosure of assets and liabilities, arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009.

EITF Issue 08-6, Equity Method Investment Accounting Considerations

We adopted Emerging Issues Task Force (EITF) 08-6, Equity Method Investment Accounting Considerations, concurrently with the adoption of SFAS No. 141(R) and SFAS No. 160. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160.

We adopted the following financial accounting standards in the second quarter of 2009:

In April 2009, the FASB issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

1.             FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.

2.             FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

3.             FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The disclosures related to these FSPs appear in Note 6 in the Notes to our Condensed Consolidated Financial Statements.

SFAS No. 165, Subsequent Events

SFAS No. 165, Subsequent Events, establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 12 in the Notes to our Unaudited Condensed Consolidated Financial Statements for the related disclosure.

The adoption of these financial accounting standards did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the following accounting pronouncements:

SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140, and SFAS No.167, Amendments to FASB Interpretation No. 46(R)

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from SFAS No. 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No.140.

SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs).

For Morningstar, both SFAS No. 166 and SFAS No.167 will be effective beginning January 1, 2010. We are in the process of determining the impact, if any, these accounting pronouncements will have on our Consolidated Financial Statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.

The FASB’s Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification.  SFAS No. 168 is the final standard that will be issued by FASB in the current form. For Morningstar, this Statement must be applied beginning with our financial statements for the quarter and year-to-date period ended September 30, 2009. We are in the process of determining the impact this accounting pronouncement will have on our Consolidated Financial Statement disclosures.

Rule 10b5-1 Sales Plans

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of August 1, 2009:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through August 1, 2009	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/13/08	12/31/09	1,075,000	Shares to be sold ratably over the course of the plan	548,720	25,790,021
Chris Boruff President, Advisor Software	05/12/08	11/15/09	80,000	Shares to be sold under the plan if the stock reaches specified prices	12,000	91,180
Catherine Odelbo President, Equity Research	08/13/08	12/31/09	28,165	Weekly increments of up to 3,500 shares	—	148,000
Don Phillips President, Fund Research and Managing Director	05/09/06	12/01/09	1,506,097	Weekly increments of up to 17,500 shares	1,362,751	423,895
Patrick Reinkemeyer President, Morningstar Associates, LLC	09/10/08	10/31/09	15,000	Weekly increments of up to 1,000 shares	—	320,390
David Williams Managing Director, Design	09/10/08	09/30/09	10,000	Weekly increments of up to 2,500 shares	—	102,640

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2009, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2009 and restricted stock units that will vest by August 29, 2009. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2009. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of June 30, 2009, our cash, cash equivalents, and investments balance was $323.2 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Morningstar held its Annual Shareholders’ Meeting on May 19, 2009, for the purpose of electing directors, approving the Morningstar, Inc. Incentive Plan, and ratifying the appointment of Ernst & Young LLP (Ernst & Young) as Morningstar’s independent registered public accounting firm for 2009. Each of the nominees for director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	Votes For	Abstentions
Joe Mansueto	45,297,711	374,848
Don Phillips	44,952,713	719,846
Cheryl Francis	44,945,280	727,279
Steve Kaplan	44,915,224	757,335
Bill Lyons	44,894,840	777,719
Jack Noonan	44,883,376	789,183
Frank Ptak	43,864,520	1,808,039
Paul Sturm	43,926,513	1,746,046

The Morningstar, Inc. Incentive Plan was approved. Of the total votes cast, 41,459,860 were cast for the proposal, 1,082,673 were cast against the proposal, and there were 102,940 abstentions and 3,027,086 broker non-votes.

The appointment of Ernst & Young as Morningstar’s independent registered public accounting firm for 2009 was ratified. Of the total votes cast, 45,395,155 were cast for the proposal, 234,193 votes were cast against the proposal, and there were 43,211 abstentions and no broker non-votes.

Item 6. Exhibits

(a) Exhibits

Exhibit No	Description of Exhibit

10.1	Morningstar 2004 Stock Incentive Plan, as amended and restated effective as of July 24, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: August 4, 2009	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer