Form 10-Q
period 2009-09-30
Morningstar, Inc.
filed 2009-11-04
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 30, 2009, there were 48,588,389 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands except per share amounts)	2009	2008	2009	2008

Revenue	$120,088	$125,505	$356,353	$383,186

Operating expense (1):
Cost of goods sold	31,954	32,828	92,900	98,930
Development	9,447	10,271	28,185	30,187
Sales and marketing	17,730	19,457	53,276	62,547
General and administrative	20,643	22,507	57,649	62,392
Depreciation and amortization	6,631	6,266	23,347	18,699
Total operating expense	86,405	91,329	255,357	272,755

Operating income	33,683	34,176	100,996	110,431

Non-operating income (expense):
Interest income, net	572	1,568	2,314	4,468
Other income (expense), net	221	(241)	985	(203)
Non-operating income, net	793	1,327	3,299	4,265

Income before income taxes and equity in net income of unconsolidated entities	34,476	35,503	104,295	114,696

Income tax expense	12,407	13,547	37,099	42,127

Equity in net income of unconsolidated entities	429	268	790	1,065

Consolidated net income	22,498	22,224	67,986	73,634

Net (income) loss attributable to noncontrolling interests	22	(37)	40	(372)

Net income attributable to Morningstar, Inc.	$22,520	$22,187	$68,026	$73,262

Net income per share attributable to Morningstar, Inc.:
Basic	$0.46	$0.48	$1.42	$1.60
Diluted	$0.45	$0.45	$1.37	$1.49

Weighted average shares outstanding:
Basic	48,457	46,499	47,930	45,883
Diluted	50,048	49,421	49,623	49,221

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
(1) Includes stock-based compensation expense of:
Cost of goods sold	$690	$547	$1,954	$1,511
Development	410	359	1,177	1,047
Sales and marketing	407	366	1,185	1,090
General and administrative	1,356	1,546	4,340	4,883
Total stock-based compensation expense	$2,863	$2,818	$8,656	$8,531

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	September 30 2009	December 31 2008
Assets
Current assets:
Cash and cash equivalents	$189,400	$173,891
Investments	172,835	123,686
Accounts receivable, less allowance of $679 and $466, respectively	80,428	89,537
Deferred tax asset, net	5,542	3,538
Income tax receivable, net	1,757	9,193
Other	12,534	13,891
Total current assets	462,496	413,736
Property, equipment, and capitalized software, net	60,751	58,822
Investments in unconsolidated entities	20,266	20,404
Goodwill	217,105	187,242
Intangible assets, net	113,612	119,812
Other assets	4,748	3,924
Total assets	$878,978	$803,940

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$30,517	$30,071
Accrued compensation	33,727	73,012
Deferred revenue	125,504	130,270
Other	6	88
Total current liabilities	189,754	233,441
Accrued compensation	4,551	3,611
Deferred tax liability, net	7,310	7,531
Other long-term liabilities	24,778	23,428
Total liabilities	226,393	268,011

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 48,582,399 and 47,282,958 shares were outstanding as of September 30, 2009 and December 31, 2008, respectively	4	4
Treasury stock at cost, 223,639 shares as of September 30, 2009 and 233,332 shares as of December 31, 2008	(3,144)	(3,280)
Additional paid-in capital	419,026	390,404
Retained earnings	232,315	164,289
Accumulated other comprehensive income (loss):
Currency translation adjustment	1,820	(16,366)
Unrealized gain on available-for-sale securities	340	481
Total accumulated other comprehensive income (loss)	2,160	(15,885)
Total Morningstar, Inc. shareholders’ equity	650,361	535,532
Noncontrolling interest	2,224	397
Total equity	652,585	535,929
Total liabilities and equity	$878,978	$803,940

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2009

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non-
	Shares	Par	Treasury	Paid-in	Retained	Income	controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interest	Equity
Balance as of December 31, 2008	47,282,958	$4	$(3,280)	$390,404	$164,289	$(15,885)	$—	$535,532
Adoption of FASB ASC 810	—	—	—	—	—	—	397	397
Balance as of January 1, 2009	47,282,958	4	(3,280)	390,404	164,289	(15,885)	397	535,929
Comprehensive income (loss):
Consolidated net income (loss)		—	—	—	68,026	—	(40)	67,986
Unrealized loss on investments, net of income tax of $(84)		—	—	—	—	(141)	—	(141)
Foreign currency translation adjustment		—	—	—	—	18,186	—	18,186
Total comprehensive income (loss)		—	—	—	68,026	18,045	(40)	86,031
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,299,441	—	136	14,242	—	—	—	14,378
Stock-based compensation		—	—	8,656	—	—	—	8,656
Tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	5,724	—	—	—	5,724
Non-controlling interest in Morningstar Korea		—	—	—	—	—	1,867	1,867
Balance as of September 30, 2009	48,582,399	$4	$(3,144)	$419,026	$232,315	$2,160	$2,224	$652,585

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(in thousands)	2009	2008

Operating activities
Consolidated net income	$67,986	$73,634
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	23,347	18,699
Deferred income tax expense (benefit)	(847)	1,282
Stock-based compensation expense	8,656	8,531
Provision for bad debt	343	27
Equity in net income of unconsolidated entities	(790)	(1,065)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(5,724)	(22,043)
Other, net	(969)	(818)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13,521	(179)
Other assets	2,206	(3,460)
Accounts payable and accrued liabilities	(2,007)	1,428
Accrued compensation	(41,794)	(14,521)
Income taxes — current	12,999	27,107
Deferred revenue	(8,974)	(1,635)
Deferred rent	(353)	11,399
Other liabilities	(267)	(22)
Cash provided by operating activities	67,333	98,364

Investing activities
Purchases of investments	(111,603)	(71,861)
Proceeds from sale of investments	64,479	95,793
Capital expenditures	(10,286)	(29,290)
Acquisitions, net of cash acquired	(19,315)	(55,981)
Other, net	623	—
Cash used for investing activities	(76,102)	(61,339)

Financing activities
Proceeds from stock options exercises	14,378	17,282
Excess tax benefits from stock option exercises and vesting of restricted stock units	5,724	22,043
Other, net	(305)	(3)
Cash provided by financing activities	19,797	39,322

Effect of exchange rate changes on cash and cash equivalents	4,481	(2,308)
Net increase in cash and cash equivalents	15,509	74,039
Cash and cash equivalents — beginning of period	173,891	159,576
Cash and cash equivalents — end of period	$189,400	$233,615

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,154	$20,356
Supplemental information of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$(225)	$(258)

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in our Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, in the first nine months of 2009, we adopted the following financial accounting standards:

Accounting Standards Codification (ASC)

In the third quarter of 2009, we adopted the FASB’s Accounting Standards Codification (ASC). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. We have updated our financial statement disclosures to reflect the relevant references to the FASB’s ASC.

Accounting and Reporting of the noncontrolling interest in consolidated subsidiaries

Effective January 1, 2009, we began accounting and reporting the noncontrolling interests in our Condensed Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We conduct our business operations outside of the United States through wholly owned or majority owned operating subsidiaries. The noncontrolling (minority) interest is now reported in our Consolidated Balance Sheet within equity, separately from the shareholders’ equity attributable to Morningstar, Inc. In addition, we present the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interests in our Consolidated Statements of Income and Consolidated Statement of Equity and Comprehensive Income (Loss).

Business Combinations

Effective January 1, 2009, FASB ASC 805, Business Combinations, modifies the financial accounting and reporting of business combinations. For business combinations which occur after January 1, 2009, we are required to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. In addition, direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees are expensed as incurred. Restructuring costs, including severance and relocation for employees of the acquired entity, are recognized separately from the business combination as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations on the acquisition date. Prior to January 1, 2009, acquisition-related costs and restructuring costs were generally included as part of the cost of the acquired business.

EITF Issue 08-6, Equity Method Investment Accounting Considerations

We adopted Emerging Issues Task Force (EITF) 08-6, Equity Method Investment Accounting Considerations, concurrently with the adoption of FASB ASC 805, Business Combinations and FASB ASC 810, Consolidation. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of FASB ASC 805 and FASB ASC 810. EITF 08-6 is incorporated in FASB ASC 323, Investments — Equity Method and Joint Ventures.

Fair Value Measurement

In April 2009, the FASB issued three Financial Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

1.             FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements.  This accounting guidance is incorporated in FASB ASC 820, Fair Value Measurements and Disclosures.

2.             FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This accounting guidance is incorporated into FASB ASC 825, Financial Instruments.

3.             FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This accounting guidance is incorporated in FASB ASC 320, Investments — Debt and Equity Securities.

The disclosures related to these amendments appear in Note 6 in the Notes to our Condensed Consolidated Financial Statements.

Subsequent Events

FASB ASC 855, Subsequent Events, establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 12 in the Notes to our Condensed Consolidated Financial Statements for the related disclosure.

The adoption of these financial accounting standards did not have a material impact on our Condensed Consolidated Financial Statements.

3. Acquisitions, Goodwill, and Other Intangible Assets

2009 Acquisitions

In the first nine months of 2009, we completed four acquisitions. Cash used for these four acquisitions, net of acquired cash, was $18,660,000 and is subject to post-closing adjustments. The table below shows additional information concerning these acquisitions:

Acquisition	Description	Date Completed	Purchase Price*
Global financial filings database business of Global Reports LLC	A leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world	April 20, 2009	Not separately disclosed
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides earnings estimates for Canadian stocks	May 1, 2009	$13.9 million
Andex Associates, Inc.

The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950

		May 1, 2009	Not separately disclosed
Intech Pty Ltd

A leading provider of multi-manager and investment portfolio solutions in Sydney, Australia, Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia, and offers the Intech Desktop Consultant, a research software product for institutions

		June 30, 2009	Not separately disclosed

* Total purchase price less cash acquired

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for the four acquisitions completed during the first nine months of 2009:

($000)
Cash and cash equivalents	$1,295
Investments	16
Accounts receivable	2,703
Other current assets	135
Deferred tax asset	364
Other non-current assets	78
Intangible assets	10,015
Goodwill	10,889
Deferred revenue	(570)
Accounts payable and accrued liabilities	(4,055)
Other current liabilities	(137)
Deferred tax liability — non-current	(778)
Total purchase price	$19,955

The preliminary allocation includes $10,015,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases. The deferred tax liability of $778,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $7,728,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Goodwill of $10,889,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired with these four acquisitions. We paid this premium for a number of reasons, including the strategic benefits of expanding our Canadian equity research and data offerings, increasing our international presence in funds-of-funds investment management, expanding our library of market analysis communications materials to include financial charts and communications materials for financial advisors in Canada and broadening our database to include a global financial filings database. Approximately $8,255,000 of the goodwill is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Increased Investment in Morningstar Korea Co., Ltd.

In addition to these four acquisitions, in September 2009, we acquired an additional 20% ownership in Morningstar Korea increasing our ownership interest to 60%. Morningstar Korea became a majority-owned subsidiary in September 2009, and its assets, liabilities, and results of operations have been consolidated. Morningstar Korea provides financial information and services for investors in South Korea and offers consulting and advisory services through its subsidiary, Morningstar Associates Korea.

2008 Acquisitions

Acquisition of the Hemscott data, media, and investor relations Web site businesses

In January 2008, we acquired the Hemscott data, media, and investor relations Web site businesses for $51,279,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Premium and Premium Plus, subscription-based investment research and data services; Hemscott IR, which provides online investor relations services in the United Kingdom; and Hemscott.com, a free investment research Web site in the United Kingdom. In addition, Hemscott India operates a data collection center in New Delhi, India.  We began including the financial results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

In the first nine months of 2009, we did not make any significant changes to the purchase price allocation for Hemscott compared with the preliminary estimates as of December 31, 2008. Additional information concerning this acquisition can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Fundamental Data Limited

In October 2008, we acquired Fundamental Data Limited (Fundamental Data), a leading provider of data on closed-end funds in the United Kingdom for $18,473,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Fundamental Data’s flagship product is FundWeb, an online subscription service allowing clients access to the company’s comprehensive database. Fundamental Data also provides data feeds, Web site feeds, and report outsourcing services including production of fund fact sheets. It also offers an online database of publicly issued documents relating to closed-end funds. We began including the financial results of this acquisition in our Consolidated Financial Statements on October 2, 2008.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,691
Accounts receivable	785
Other current assets	179
Fixed assets	170
Intangible assets	9,276
Goodwill	12,820
Deferred revenue	(1,058)
Accounts payable and accrued liabilities	(410)
Other current liabilities	(511)
Deferred tax liability — non-current	(2,597)
Other non-current liabilities	(181)
Total purchase price	$20,164

The purchase price allocation includes $9,276,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$4,422	10
Technology-based assets	4,780	7
Intellectual property (trademarks and trade names)	74	5
Total intangible assets	$9,276	8

Based on the purchase price allocation, we recorded $12,820,000 of goodwill. Goodwill for Fundamental Data represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including Fundamental Data’s leadership position in global closed-end fund data.

The deferred tax liability of $2,597,000 results mainly because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is also not considered deductible for income tax purposes.

10-K Wizard Technology, LLC

In December 2008, we acquired 10-K Wizard Technology, LLC (10-K Wizard), a leading provider of real-time Securities and Exchange Commission (SEC) filing research services for $11,485,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The company’s flagship product, 10-K Wizard, offers full-text searching capabilities for real-time and historical SEC filings. Available via subscription or custom data feed, 10-K Wizard also provides global company profiles that contain hyperlinks to annual reports and peer companies as well as stock news and charts. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 4, 2008. Subsequent to the acquisition, we rebranded the 10-K Wizard product offerings into the Morningstar Global Document Library.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$241
Accounts receivable	495
Fixed assets	260
Intangible assets	5,500
Goodwill	8,235
Deferred revenue	(1,755)
Accounts payable and accrued liabilities	(1,250)
Total purchase price	$11,726

The purchase price allocation includes $5,500,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$3,040	10
Technology-based assets	2,430	9
Intellectual property (trademarks and trade names)	30	1
Total intangible assets	$5,500	9

Based on the purchase price allocation, we recorded $8,235,000 of goodwill. Goodwill for 10-K Wizard represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of the combined company and its fit with our goal of bringing greater transparency to equity investments. The combination also leverages Morningstar’s existing client base with a robust and intuitive data mining application and the technological advantages of 10-K Wizard’s expertise in database search and retrieval.

The goodwill and intangible assets are amortizable for U.S. income tax purposes for a period of 15 years from the date of acquisition.

Tenfore Systems Limited

In December 2008, we acquired Tenfore Systems Limited (Tenfore), a global provider of real-time market data and financial data workstations for $19,259,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Tenfore collects data on global equities, commodities, derivatives, indexes, and foreign currencies from more than 160 sources and consolidates the data for real-time distribution to clients. Tenfore’s flagship products include Consolidated Real-Time Market Data Feed, QuoteSpeed Workstation, Tenfore Intraday Exchange (TIX), Tenfore Direct Exchange (TDX), and Tenforex. We began including the results of this acquisition in our Consolidated Financial Statements on December 17, 2008.  Subsequent to the acquisition, we refer to this business as Morningstar Real-Time Data.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$194
Accounts receivable	1,130
Other current assets	483
Fixed assets	737
Other non current assets	256
Intangible assets	3,319
Goodwill	20,320
Deferred revenue	(1,003)
Accounts payable and accrued liabilities	(4,350)
Other current liabilities	(704)
Deferred tax liability — non-current	(929)
Total purchase price	$19,453

The purchase price allocation includes $3,319,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$2,141	8
Technology-based assets	1,178	3
Total intangible assets	$3,319	6

Based on the purchase price allocation, we recorded $20,320,000 of goodwill. Goodwill for Tenfore represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of significantly expanding the scope, depth, and timeliness of Morningstar’s investment data with the addition of real-time stock quotes from nearly all of the world’s major stock exchanges. The combined company will also leverage our existing client base and geographic presence with the ability to offer a key data feed to institutions around the world.

The deferred tax liability of $929,000 results mainly because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is not considered deductible for income tax purposes.

Other Acquisitions in 2008

We also completed two other acquisitions in 2008:

•                  Financial Computer Support, Inc. (FCSI) is a leading provider of practice management software for independent advisors.  FCSI’s flagship product, dbCAMS+, is a portfolio management system that allows advisors to easily track and produce client reports as well as manage client contact information and billing. We rebranded dbCAMS+ and incorporated it into our Morningstar Principia product line. We began including the financial results of this acquisition in our Consolidated Financial Statements on September 2, 2008.

•                  InvestData (Proprietary) Limited (InvestData) is a leading provider of fund information in South Africa. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 29, 2008.

The combined purchase price for these two acquisitions was $5,679,000 including post-closing adjustments and transaction costs directly related to the acquisitions, less acquired cash. Substantially all of the purchase price was paid in cash during 2008 with approximately $147,000 expected to be paid in December 2009.

For these two acquisitions, the following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$261
Accounts receivable	47
Other current assets	311
Fixed assets	65
Intangible assets	2,324
Goodwill	4,129
Deferred revenue	(210)
Accounts payable and accrued liabilities	(24)
Other current liabilities	(98)
Deferred tax liability — non-current	(865)
Total purchase price	$5,940

The purchase price allocation includes $2,324,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,810	15
Technology-based assets	506	6
Non-competition agreement	8	1
Total intangible assets	$2,324	13

Based on the purchase price allocation, we recorded $4,129,000 of goodwill for FCSI and InvestData. Goodwill for FCSI and InvestData represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. For FCSI, we paid this premium for a number of reasons, including the strategic benefits of bringing together two popular software applications in a single product suite and expanding our capabilities to include additional portfolio management, accounting, and performance reporting functionality. For InvestData, we paid this premium for a number of reasons, including the strategic benefits of a more diversified global managed funds database and the ability to leverage Morningstar’s existing client base in a new geographic region.

As amortization expense related to certain intangible assets is not deductible for income tax purposes, we recorded a deferred tax liability of $865,000 related to these acquisitions. The goodwill we recorded is not considered deductible for income tax purposes.

Pro Forma Information for 2009 and 2008 Acquisitions

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008 as if we had completed these 10 acquisitions and had consolidated Morningstar Korea as of January 1 of each of these years. In calculating the pro forma information below, we made an adjustment to include amortization expense related to the intangible assets acquired.

	Nine months ended September 30
($000)	2009	2008
Revenue	$362,764	$417,612
Operating income	$100,473	$108,487
Net income	$67,623	$71,667

Basic net income per share	$1.41	$1.56
Diluted net income per share	$1.36	$1.46

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2008 to September 30, 2009:

($000)
Balance as of January 1, 2008	$128,141
Acquisition of the Hemscott data, media, and investor relations Web site businesses	35,683
Acquisition of Fundamental Data	13,669
Acquisition of 10-K Wizard	7,219
Acquisition of Tenfore	13,916
Acquisition of FCSI and InvestData	3,858
Other, primarily currency translation	(15,244)
Balance as of December 31, 2008	187,242
Goodwill for acquisitions completed in the first nine months of 2009	12,512
Adjustments to purchase price allocations for acquisitions completed in 2008	6,796
Other, primarily currency translation	10,555
Balance as of September 30, 2009	$217,105

We did not record any impairment losses in the third quarter or year-to-date periods ended September 30, 2009 and September 30, 2008, respectively.

The following table summarizes our intangible assets:

	As of September 30, 2009				As of December 31, 2008
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28,001	$(11,329)	$16,672	10	$26,198	$(8,338)	$17,860	10
Customer-related assets	81,176	(24,776)	56,400	10	67,325	(17,620)	49,705	10
Supplier relationships	240	(57)	183	20	240	(48)	192	20
Technology-based assets	45,824	(14,775)	31,049	9	34,845	(9,525)	25,320	9
Non-competition agreement	820	(509)	311	5	810	(375)	435	5
Intangible assets related to acquisitions with preliminary purchase price allocations	9,395	(398)	8,997	10	26,962	(662)	26,300	5
Total intangible assets	$165,456	$(51,844)	$113,612	10	$156,380	$(36,568)	$119,812	9

	Nine Months Ended September 30
($000)	2009	2008
Amortization Expense	$13,793	$12,065

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through September 30, 2009, we expect intangible amortization expense for 2009 and subsequent years as follows:

($000)
2009	$18,613
2010	18,076
2011	16,566
2012	15,517
2013	13,668
2014	12,699

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2009	2008	2009	2008

Basic income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$22,520	$22,187	$68,026	$73,262
Weighted average common shares outstanding	48,457	46,499	47,930	45,883
Basic net income per share attributable to Morningstar, Inc.	$0.46	$0.48	$1.42	$1.60

Diluted income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$22,520	$22,187	$68,026	$73,262

Weighted average common shares outstanding	48,457	46,499	47,930	45,883
Net effect of dilutive stock options and restricted stock units	1,591	2,922	1,693	3,338
Weighted average common shares outstanding for computing diluted income per share	50,048	49,421	49,623	49,221

Diluted net income per share attributable to Morningstar, Inc.	$0.45	$0.45	$1.37	$1.49

5. Segment and Geographical Area Information

Beginning in 2009, we changed our organizational structure and now have two operating segments:  Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The new structure organizes our operations based on product lines and growth strategies rather than audience segments. Under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we no longer allocate corporate costs to our business segments. We have changed the presentation of the 2008 segment information to conform to the current year’s presentation.

Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data; Morningstar Advisor Workstation; Morningstar.com; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Our equity research has been distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, as well as to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. The period covered by the Global Analyst Research Settlement expired at the end of July 2009. The investment banks covered by it are no longer required to provide independent research to their clients.

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

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2008, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category to arrive at the consolidated financial information. Our segment disclosures include the business segment information provided to our chief operating decision maker on a recurring basis, and therefore, we do not present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of FASB ASC 350-20-35, Assigning Goodwill to Reporting Units.

The following tables show selected segment data for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$95,410	$24,678	$—	$120,088
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	59,122	9,755	8,034	76,911
Stock-based compensation expense	1,429	484	950	2,863
Depreciation and amortization	1,561	48	5,022	6,631
Operating income (loss)	$33,298	$14,391	$(14,006)	$33,683

U.S. revenue				$85,548
Non-U.S. revenue				$34,540

	Three months ended September 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$97,075	$28,430	$—	$125,505
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	61,113	11,722	9,410	82,245
Stock-based compensation expense	1,312	492	1,014	2,818
Depreciation and amortization	1,055	67	5,144	6,266
Operating income (loss)	$33,595	$16,149	$(15,568)	$34,176

U.S. revenue				$94,924
Non-U.S. revenue				$30,581

	Nine months ended September 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$289,389	$66,964	$—	$356,353
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	173,957	26,058	23,339	223,354
Stock-based compensation expense	4,222	1,469	2,965	8,656
Depreciation and amortization	3,833	157	19,357	23,347
Operating income (loss)	$107,377	$39,280	$(45,661)	$100,996

Capital expenditures	$8,872	$679	$735	$10,286

U.S. revenue				$262,982
Non-U.S. revenue				$93,371

	Nine months ended September 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$295,161	$88,025	$—	$383,186
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	182,468	37,436	25,621	245,525
Stock-based compensation expense	3,990	1,521	3,020	8,531
Depreciation and amortization	3,123	164	15,412	18,699
Operating income (loss)	$105,580	$48,904	$(44,053)	$110,431

Capital expenditures	$21,401	$3,677	$4,212	$29,290

U.S. revenue				$289,621
Non-U.S. revenue				$93,565

	As of September 30, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$185,068	$32,037	$—	$217,105

U.S. long-lived assets				$43,621
Non-U.S. long-lived assets				$17,130

	As of September 30, 2008

($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$134,677	$31,470	$—	$166,147

U.S. long-lived assets				$40,476
Non-U.S. long-lived assets				$11,815

6. Investments and Fair Value Measurements

We account for our investments in accordance with Topic 320 of the FASB ASC, Investments—Debt and Equity Securities. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading. We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities, and classify our investment portfolio as follows:

($000)	September 30, 2009	December 31, 2008
Available-for-sale	$161,606	$116,867
Held-to-maturity	7,129	3,497
Trading securities	4,100	3,322
Total	$172,835	$123,686

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

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	September 30, 2009				December 31, 2008
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$148,791	$580	$(18)	$149,353	$111,513	$806	$(27)	$112,292
Corporate bonds	12,271	2	(20)	12,253	3,595	1	(21)	3,575
Commercial paper	—	—	—	—	1,000	—	—	1,000
Total	$161,062	$582	$(38)	$161,606	$116,108	$807	$(48)	$116,867

Held-to-maturity:
Certificates of deposit	$7,129	$—	$—	$7,129	$3,497	$—	$—	$3,497

As of September 30, 2009, we did not hold any investments with unrealized losses for greater than a 12-month period. Investments with unrealized losses for less than a 12-month period were not material to our Condensed Consolidated Balance Sheet and were not deemed to have other than temporary declines in value.

The table below shows the cost and estimated fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	September 30, 2009		December 31, 2008
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$96,542	$96,769	$72,910	$73,376
Due in one to two years	64,520	64,837	43,198	43,491
Total	$161,062	$161,606	$116,108	$116,867

Held-to-maturity:
Due in one year or less	$6,670	$6,670	$3,350	$3,350
Due in one to two years	459	459	147	147
Total	$7,129	$7,129	$3,497	$3,497

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office space lease in Australia.

Net unrealized gains on trading securities included in our Condensed Consolidated Statement of Income were $1,026,000 for the nine months ended September 30, 2009. Our Condensed Consolidated Statement of Income for the nine months ended September 30, 2008 includes $333,000 of net unrealized losses on trading securities.

Net realized gains (losses) arising from sales of our investments classified as available-for-sale were immaterial to our Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 and 2008.

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2009
	as of	Using Fair Value Hierarchy
($000)	September 30, 2009	Level 1	Level 2	Level 3
Available-for-sale investments	$161,606	$161,606	$—	$—
Trading securities	4,100	4,100	—	—
Total	$165,706	$165,706	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2008
	as of	Using Fair Value Hierarchy
($000)	December 31, 2008	Level 1	Level 2	Level 3
Available-for-sale investments	$116,867	$116,867	$—	$—
Trading securities	3,322	3,322	—	—
Total	$120,189	$120,189	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

7. Equity and Cost Method Investments

Our equity investments consist of the following:

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. As of September 30, 2009 and December 31, 2008, we owned approximately 34% of MJKK. We account for our investment in MJKK using the equity method. The book value of our investment in MJKK totaled $18,159,000 and $18,083,000 as of September 30, 2009 and December 31, 2008, respectively. The market value of our investment in MJKK was approximately ¥3 billion (approximately U.S. $33,105,000) as of September 30, 2009 and ¥2.9 billion (approximately U.S. $32,536,000) as of December 31, 2008.

Morningstar Korea, Ltd. Morningstar Korea provides financial information and services for investors in South Korea. Our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40% as of December 31, 2008. Our investment totaled $1,560,000 as of December 31, 2008. In September 2009, we acquired an additional 20% ownership in Morningstar Korea increasing our ownership interest to 60%. Through August 2009, we accounted for this investment using the equity method.  Beginning in September 2009, Morningstar Korea is a majority owned subsidiary and its assets, liabilities, and results of operations have been consolidated.

Other Equity Method Investments. As of September 30, 2009 and December 31, 2008, the book value of our other equity-method investments totaled $590,000 and $440,000 respectively, and consist of our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of September 30, 2009 and December 31, 2008.

The following table shows unaudited condensed combined financial information for our equity method investments held at September 30, 2009.

	Three months ended September 30		Nine months ended September 30
($000)	2009	2008	2009	2008
Revenue	$7,994	$8,810	$22,833	$38,945
Operating income	$1,840	$1,255	$3,778	$5,171
Net income	$1,353	$780	$2,830	$3,567

In April 2008, MJKK sold one of its subsidiaries. The information for the nine months ended September 30, 2008 includes the financial results of this subsidiary.

Cost Method Investments. As of September 30, 2009 and December 31, 2008, the book value of our cost method investments totaled $1,517,000 and $321,000, respectively, and consists mainly of our investment in Pitchbook Data, Inc (Pitchbook). In September 2009, we acquired a minority equity stake in Pitchbook. Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Our ownership interest in Pitchbook as of September 30, 2009 was approximately 16%. We account for our investment in Pitchbook using the cost method.

8. Stock-Based Compensation

Stock-Based Compensation Plans

Our 2004 Stock Incentive Plan (the 2004 Plan) provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. Prior to adopting the 2004 Plan, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). The 2004 Plan amends and restates the Prior Plans. Under the 2004 Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Plan. As of September 30, 2009, we had approximately 2,200,000 shares available for future grants under our 2004 Plan. All of our employees and our non-employee directors are eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or Prior Plans.

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

Options granted under the Prior Plans generally vest over a four-year period and were substantially all vested as of September 30, 2009; however, because the options under the Prior Plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of September 30, 2009.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options were fully vested and expired in February 2009. Don exercised the 30,576 options outstanding as of December 31, 2008 in 2009, prior to the expiration date.

Accounting for Stock-Based Compensation Awards

In accordance with FASB ASC 718-10-35, Compensation—Stock Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience. We adjust the estimated forfeitures to actual forfeiture experience as needed.

The following table summarizes stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
($000)	2009	2008	2009	2008
Stock-based compensation expense	$2,863	$2,818	$8,656	$8,531

The income tax benefit related to the stock-based compensation expense above was $881,000 and $697,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,714,000 and $2,701,000 for the nine months ended September 30, 2009 and 2008, respectively.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The total grant date fair value of restricted stock units granted in the first nine months of 2009 was approximately $13,437,867. As of September 30, 2009, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $25,498,000. We expect to recognize this expense over an average period of approximately 34 months.

The following table summarizes restricted stock unit activity in the first nine months of 2009:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	$55.17
Granted	351,548	—	351,548	38.22
Vested	(134,010)	—	(134,010)	54.59
Vested but deferred	(17,561)	17,561	—	—
Forfeited	(12,464)	—	(12,464)	51.33
RSUs outstanding—September 30, 2009	682,013	39,585	721,598	46.82

Stock Options

The following tables summarize stock option activity in the first nine months of 2009 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	1,110,652	$15.33
Canceled	(175)	15.14
Exercised	(278,633)	10.51
Options outstanding—September 30, 2009	831,844	17.46

Options exercisable—September 30, 2009	831,844	$17.46

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2008	2,942,706	$15.14
Canceled	(3,074)	21.25
Exercised	(920,202)	13.92
Options outstanding—September 30, 2009	2,019,430	15.92

Options exercisable—September 30, 2009	2,009,744	$15.80

The total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the nine months ended September 30, 2009 and 2008 was $31,302,000 and $100,196,000, respectively.

The table below shows additional information for options outstanding and options exercisable as of September 30, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	1,466,454	1.90	$12.12	$53,441	1,466,311	1.90	$12.12	$53,435
$17.98 - $40.69	1,384,820	5.43	20.88	38,339	1,375,277	5.42	20.74	38,265
$8.57 - $40.69	2,851,274	3.61	16.37	$91,780	2,841,588	3.60	16.29	$91,700
Vested or Expected to Vest:
$8.57 - $40.69	2,850,387	3.61	$16.36	$91,773

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $48.56 on September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of September 30, 2009, the total amount of unrecognized stock-based compensation expense related to non-vested stock options was approximately $32,000.  We expect to recognize this expense over a weighted average period of approximately three months.

9. Related Party Transactions

In February 1999, in conjunction with the expiration of options granted under the 1989 Nonqualified Stock Option Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don Phillips, an officer of Morningstar. Under the terms of the Agreement, on any date that Don exercised the right to purchase shares under the 1999 Plan, we paid to him $2.69 per share in the form of cash or, at our election, shares of common stock. The obligation to pay deferred compensation was not increased by any imputed interest or earnings amount.

As of December 31, 2008, our Condensed Consolidated Balance Sheet included a liability of $82,000 for the Agreement. This amount was paid to Don in the first nine months of 2009 in accordance with the Agreement.

10. Income Taxes

The following table shows our effective income tax rate for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30		Nine months ended September 30
($000)	2009	2008	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$34,476	$35,503	$104,295	$114,696
Equity in net income of unconsolidated entities	429	268	790	1,065
Net (income) loss attributable to noncontrolling interests	22	(37)	40	(372)
Total	$34,927	$35,734	$105,125	$115,389
Income tax expense	$12,407	$13,547	$37,099	$42,127
Effective tax rate	35.5%	37.9%	35.3%	36.5%

Our effective tax rate decreased by 2.4 percentage points in the third quarter of 2009 and 1.2 percentage points in the first nine months of 2009. The lower effective tax rate reflects the use of approximately $2,100,000 of tax credits from previous years. These tax credits favorably impacted our tax rate by approximately 6 percentage points in the quarter and 2 percentage points for the year-to-date. The effective tax rate for the first nine months of 2009 also reflects the favorable impact of reversing $2,145,000 in reserves for uncertain tax positions. Of these, $1,420,000 occurred in the first quarter as a result of a lapse in the statute of limitations and $725,000 occurred because of settlements and other audit activity. These items were partially offset by the impact of the non-deductible deposit penalty expense, which increased our year-to-date effective tax rate by approximately 1.3 percentage points, and the impact of foreign taxes.

As of September 30, 2009, our Consolidated Balance Sheet includes a current liability of $449,000 and a non-current liability of $3,689,000 for unrecognized tax benefits. As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $3,983,000 and a non-current liability of $3,756,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. The decrease in the liability from December 31, 2008 primarily reflects the reversal of approximately $2,145,000 of reserves for uncertain tax positions, which reduced our effective tax rate, and $1,456,000 of cash settlement payments.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2005 to the present. Most of our state tax returns have open tax years from 2006 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years before 2003.

We are currently being audited by the U.S. federal and various state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

Our effective tax rate reflects the fact that we are not recording an income tax benefit related to losses recorded by certain of our non-U.S. operations. The net operating losses (NOLs) may become deductible in certain non-U.S. tax jurisdictions to the extent these non-U.S. operations become profitable. In the year certain non-U.S. entities record a loss, we do not record a corresponding tax benefit, thus increasing our effective tax rate. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

11. Contingencies

Estimated Penalties Related to the Timing of Deposits for Taxes Withheld on Non-Qualified Stock Option Exercises

In the second quarter of 2009, we recorded an operating expense of $3,500,000 for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises from 2006 through June 30, 2009. We recorded this operating expense and the related liability in accordance with FASB ASC 450, Contingencies.  For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties is part of an ongoing IRS audit that began in 2009. We have since increased the frequency of deposits for taxes withheld on stock option exercises.

NewRiver, Inc.

In January 2009, NewRiver, Inc. filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts against Morningstar, Inc. alleging that Morningstar inappropriately accessed its data in order to build a competing product to deliver SEC-filed mutual fund disclosure documents online. In February 2009, the case was removed to the United States District Court for the District of Massachusetts. In September 2009, Morningstar and NewRiver resolved the litigation.  Morningstar has agreed not to engage in the conduct that NewRiver alleges prompted it to file suit, and NewRiver has agreed to dismiss its lawsuit. The settlement does not include any payments by either party, and Morningstar maintains its denial of NewRiver’s allegations. All other settlement terms are confidential.

Morningstar Associates, LLC Subpoenas from the Securities and Exchange Commission, the Department of Labor, and the New York Attorney General’s Office

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

United States Department of Labor

In May 2005, Morningstar Associates received a subpoena from the United States Department of Labor, seeking information and documents related to an investigation the Department of Labor was conducting. The Department of Labor subpoena was substantially similar in scope to the SEC subpoena.

In January 2007, the Department of Labor issued a request for additional documents pursuant to the May 2005 subpoena, including documents and information regarding Morningstar Associates’ retirement advice products for plan participants.

In September 2009, the Department of Labor notified Morningstar Associates that it ended its investigation, with no enforcement action, fines, or penalties.

New York Attorney General’s Office

In December 2004, Morningstar Associates received a subpoena from the New York Attorney General’s office seeking information and documents related to an investigation the New York Attorney General’s office is conducting. The request is similar in scope to the SEC and Department of Labor subpoenas described above. Morningstar Associates has provided the requested information and documents.

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

12. Subsequent Events

Increased Ownership Interest in Morningstar Korea

In October 2009, we acquired an additional 20% interest in Morningstar Korea Co., Ltd., increasing our ownership to 80% from 60% as of September 30, 2009.  Morningstar Korea develops, markets, and sells products and services for analyzing financial portfolios and provides financial information and services for investments in South Korea. The company also provides consulting and advisory services through its subsidiary, Morningstar Associates Korea.

Online News Link LLC

In October 2009, Online News Link LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other providers of online information alleging that each defendant infringes U.S. Patent No. 7,508,789, which relates to ways for delivering online information. Online News Link seeks, among other things, unspecified damages and costs incurred by Online News Link because of defendants’ infringing activities. The complaint does not include specific allegations against Morningstar. Morningstar is evaluating the lawsuit but cannot predict the outcome of this matter at this time.

We evaluated events for potential recognition and disclosure in the Condensed Consolidated Financial Statements and Notes thereto presented in this Quarterly Report on Form 10-Q through November 4, 2009, the date the financial statements were issued.

13. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140, and SFAS No.167, Amendments to FASB Interpretation No. 46(R).

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

SFAS No. 166 and SFAS No. 167 have not been incorporated into the FASB Accounting Standards Codification as of November 4, 2009.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. As products and services are often provided at different points in time or over different time periods within the same contractual arrangement. This guidance enables vendors to account for products or services separately rather than as a combined unit.

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products.  They also do not affect software revenue arrangements that include services if the software is essential to the functionality of those services.

For Morningstar, ASU No. 2009-13 and ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into from January 1, 2011.  Early adoption is permitted. We are in the process of determining the impact, if any, these accounting standard updates will have on our Consolidated Financial Statements.

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

The U.S. equity market generally showed strong performance in the third quarter of 2009, continuing the positive trend from the second quarter. Morningstar’s U.S. Market Index, a broad market benchmark, was up 16.2% during the quarter and 21.2% for the first nine months of 2009. Total U.S. mutual fund assets increased to $10.8 trillion as of September 30, 2009 based on data from the Investment Company Institute (ICI), up slightly from $10.6 trillion as of September 30, 2008.

Despite the more positive market environment, alternative asset classes, such as hedge funds, continued to show mixed results. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced net outflows of about $58 billion for the year-to-date period through August 30, 2009.

Assets in exchange-traded funds (ETFs) increased to $693 billion as of September 2009, compared with $580 billion as of September 2008, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, and pages viewed per visit for financial and investment sites declined by about 5% to 10% compared with the third quarter of 2008, while the amount of time spent per visit decreased slightly. We attribute these trends to the unusual level of market volatility in 2008, which increased investor interest in financial and investment sites in the year-ago period. Although unique users for Morningstar.com also declined in the third quarter of 2009, the site continued to perform well based on metrics such as pages viewed per visit and time spent per visit.

Economic uncertainty continued to weigh on the global advertising market. Some industry researchers, including Emarketer, Cowen and Company, and the Interactive Advertising Bureau, have revised their forecasts for global advertising sales to project continued downturns in 2009. Although online advertising has held up better than other areas as advertisers have continued to shift spending from traditional media to the Internet, we believe that spending in the financial services area remains under pressure. Following this year’s downturn in advertising sales, several industry surveys have projected moderate increases in overall ad spending in 2010.

Overall, we remain cautious because of the difficult market environment, which has persisted in the wake of the financial crisis that began in 2007. Despite the recent upturn in the U.S. equity market, we believe asset management firms and other financial services companies continue to carefully scrutinize their spending levels, creating additional pricing pressure and increasing the time required to close new business and renewals. On the positive side, however, we believe some of the uncertainty in the financial services sector began easing during 2009.

Three and Nine Months Ended September 30, 2009 vs. Three and Nine Months Ended September 30, 2008

Consolidated Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue	$120,088	$125,505	(4.3)%		$356,353	$383,186	(7.0)%
Operating income	33,683	34,176	(1.4)%		100,996	110,431	(8.5)%
Operating margin	28.0%	27.2%	0.8	pp	28.3%	28.8%	(0.5	)pp

Cash used for investing activities	$(39,247)	$(28,235)	39.0%		$(76,102)	$(61,339)	24.1%
Cash provided by financing activities	3,778	9,388	(59.8)%		19,797	39,322	(49.7)%

Cash provided by operating activities	$36,066	$49,245	(26.8)%		$67,333	$98,364	(31.5)%
Capital expenditures	(3,518)	(11,936)	(70.5)%		(10,286)	(29,290)	(64.9)%
Free cash flow	$32,548	$37,309	(12.8)%		$57,047	$69,074	(17.4)%

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

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both revenue from acquisitions and organic revenue, which reflects our underlying business excluding revenue from acquisitions and the impact of foreign currency translations. We include an acquired operation as part of our revenue from acquisitions for the first12 months after we complete the acquisition. After that, we include it as part of our organic revenue.

Consolidated organic revenue (revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	2009 Revenue from Acquisitions
Hemscott data, media, and investor relations Web site businesses	January 1 through January 8, 2009
Financial Computer Support, Inc.	January 1 through September 1, 2009
Fundamental Data Limited	January 1 through September 30, 2009
10-K Wizard Technology, LLC	January 1 through September 30, 2009
Tenfore Systems Limited	January 1 through September 30, 2009
InvestData (Proprietary) Limited	January 1 through September 30, 2009
Global financial filings database business of Global Reports LLC	April 20 through September 30, 2009
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	May 1 through September 30, 2009
Andex Associates, Inc.	May 1 through September 30, 2009
Intech Pty Ltd	June 30 through September 30, 2009
Morningstar Korea Co., Ltd.	September 10 through September 30, 2009

Consolidated Revenue

In the third quarter of 2009, our consolidated revenue decreased 4.3% to $120.1 million. Revenue for the first nine months of the year fell 7.0% to $356.4 million. The majority of the revenue decline in both the three- and nine-month periods was driven by our Investment Consulting business, which suffered because of the impact of two client non-renewals that occurred in the fourth quarter of 2008 and May 2009, respectively. The expiration of the Global Analyst Research Settlement term in July 2009 also contributed to the consolidated revenue decline in the quarter.

Revenue from acquisitions partially offset the revenue declines in both the quarter and year-to-date periods. Acquisitions contributed about 7.4 percentage points to our consolidated revenue growth in the quarter and 5.7 percentage points through the first nine months of 2009. The impact of foreign currency translations reduced revenue by about 1.6 percentage points in the quarter and 3.3 percentage points year to date. Currency movements had a negative effect in the quarter, as the U.S. dollar was stronger against most other major currencies compared with the prior-year period. The impact of currency movements in the quarter was not as significant as in the first half of the year, though, as most major currencies strengthened against the U.S. dollar in recent months.

International revenue continues to increase as a percentage of our consolidated revenue and rose about 13% in the third quarter, including about $8.0 million from acquisitions.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2009	2008	Change	2009	2008	Change
Consolidated revenue	$120,088	$125,505	(4.3)%	$356,353	$383,186	(7.0)%
Less: acquisitions	(9,342)	—	NMF	(22,002)	—	NMF
Unfavorable impact of foreign currency translations	1,969	—	NMF	12,697	—	NMF
Organic revenue	$112,715	$125,505	(10.2)%	$347,048	$383,186	(9.4)%

The table below shows our consolidated revenue by segment for the three and nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
Revenue by Segment ($000)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Investment Information	$95,410	79.5%	$97,075	77.3%	$289,389	81.2%	$295,161	77.0%
Investment Management	24,678	20.5	28,430	22.7	66,964	18.8	88,025	23.0
Consolidated revenue	$120,088	100.0%	$125,505	100.0%	$356,353	100.0%	$383,186	100.0%

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

While revenue for the Investment Information segment declined slightly in the third quarter of 2009, revenue in the Investment Management segment was down 13.2% for the same period. Investment Consulting was by far the most significant driver behind the revenue decline as asset-based fees fell. Assets under advisement declined to $68.2 billion as of September 30, 2009 from $85.2 billion as of September 30, 2008. The majority of the asset decline reflects the client non-renewals, partially offset by net inflows in assets under advisement and new client wins for Ibbotson Associates as well as positive market performance in 2009.

Revenue from international operations increased $3.9 million, or 12.9%, to $34.5 million in the third quarter of 2009. Acquisitions contributed $7.9 million of additional revenue outside the United States, but that was slightly offset by the unfavorable impact of foreign currency translations, which reduced international revenue by $2.0 million. Excluding acquisitions and the impact of foreign currency translations, international revenue decreased approximately 6.4%.

Revenue from international operations decreased slightly to $93.4 million in the first nine months of 2009. Acquisitions contributed $16.7 million of incremental revenue outside the United States, but this additional revenue was offset by the unfavorable impact of foreign currency translations, which reduced international revenue by $12.7 million. Excluding acquisitions and the impact of foreign currency translations, international revenue decreased approximately 4.5%.

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

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2009	2008	Change	2009	2008	Change
International revenue	$34,540	$30,581	12.9%	$93,371	$93,565	(0.2)%
Less: acquisitions	(7,888)	—	NMF	(16,742)	—	NMF
Unfavorable impact of foreign currency translations	1,969	—	NMF	12,697	—	NMF
International organic revenue	$28,621	$30,581	(6.4)%	$89,326	$93,565	(4.5)%

Consolidated Operating Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Operating expense	$86,405	$91,329	(5.4)%		$255,357	$272,755	(6.4)%
% of revenue	72.0%	72.8%	(0.8	)pp	71.7%	71.2%	0.5	pp

In the third quarter of 2009, our consolidated operating expense decreased $4.9 million, or 5.4%. For the first nine months of 2009, operating expense decreased $17.4 million, or 6.4%. To better align operating expense with revenue in a challenging business environment, we took a number of steps to reduce costs beginning in 2008, with the largest cutbacks effective January 1, 2009. We changed our bonus plan in 2009 to reduce bonus expense, our single largest discretionary cost. As a result, bonus expense was down about $8.0 million in the third quarter of 2009 and $24.0 million in the first nine months of 2009. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

We also suspended matching contributions to our 401(k) program in the United States, which reduced operating expense by about $1.3 million in the third quarter and $5.4 million in the first nine months of 2009. In addition, we reduced discretionary spending in travel, advertising, marketing, and data purchases. Travel costs were about $2.6 million lower in the quarter and $4.2 million lower in the first nine months of the year. Advertising and marketing costs declined by $0.9 million in the third quarter of 2009 and $4.4 million in the first nine months of 2009 compared with the same periods a year ago. We’ve been carefully evaluating spending in this area and cutting back on programs that don’t generate positive returns. In addition, we discontinued three publications previously published in the first nine months of the year, which contributed to lower marketing expense for the first nine months of 2009. During the quarter, we revised our preliminary purchase price allocations related to recent acquisitions, resulting in a $1.7 million reduction of previously recorded intangible amortization expense. Intangible amortization expense was $3.1 million in the third quarter and $13.8 million year to date.

Partially offsetting these cost reductions were incremental costs from acquisitions, additional rent expense to increase a liability related to vacant office space, and an operating expense recorded in the second quarter for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises.

We completed six acquisitions in 2008 and four in the first nine months of 2009. Because of the timing of these acquisitions, our results for the third quarter and first nine months of 2009 include operating expense that did not exist in the same periods last year. Headcount and salary expense also increased year over year, partly because of incremental employees added through acquisitions. We had approximately 2,490 employees worldwide as of September 30, 2009, a 10.7% increase from the same period a year ago. We added approximately 170 employees through acquisitions over the 12 months ending September 30, 2009. The remainder of the increase in headcount reflects continued hiring for our development center in China.

In the third quarter of 2009, we recorded an expense of $2.4 million to increase our liability for vacant office space, primarily for the former Ibbotson headquarters. We increased the liability related to this vacant office space because we anticipate receiving lower sublease income and expect it will take more time than previously estimated to identify a tenant.

Operating expense for the first nine months of 2009 includes a $3.5 million operating expense recorded in the second quarter of 2009 for estimated penalties we expect to incur related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through September 30, 2009. The expense impacted each of our operating expense categories, with approximately half recorded as general and administrative expense. For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties is part of an ongoing IRS audit that began in 2009. We believe our approach was reasonable and the potential penalties are excessive considering our long record of making tax deposit payments with our regularly scheduled semi-monthly payroll. We have since increased the frequency of deposits for taxes withheld on stock option exercises.

Cost of Goods Sold

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Cost of goods sold	$31,954	$32,828	(2.7)%		$92,900	$98,930	(6.1)%
% of revenue	26.6%	26.2%	0.4	pp	26.1%	25.8%	0.3	pp
Gross profit	$88,134	$92,677	(4.9)%		$263,453	$284,256	(7.3)%
Gross margin	73.4%	73.8%	(0.4	)pp	73.9%	74.2%	(0.3	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both 2009 and 2008. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold was down $0.8 million in the third quarter and $6.0 million in the first nine months of 2009, with the majority of the decline driven by lower bonus expense and lower costs of data purchases, partially offset by incremental costs from acquisitions.

Our third-quarter 2009 gross margin decreased slightly to 73.4%, compared with 73.8% in the third quarter of 2008. The year-to-date gross margin decreased slightly to 73.9% compared with 74.2% in the same period in 2008.

Development Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Development expense	$9,447	$10,271	(8.0)%		$28,185	$30,187	(6.6)%
% of revenue	7.9%	8.2%	(0.3	)pp	7.9%	7.9%	—

Development expense decreased $0.9 million in the third quarter of 2009 and $2.0 million in the first nine months of 2009. The impact of lower bonus expense was partially offset by incremental costs from acquisitions, primarily compensation-related costs. As a percentage of revenue, development expense decreased modestly in the third quarter and was flat in the first nine months of 2009.

Sales and Marketing Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Sales and marketing expense	$17,730	$19,457	(8.9)%		$53,276	$62,547	(14.8)%
% of revenue	14.8%	15.5%	(0.7	)pp	15.0%	16.3%	(1.3	)pp

Sales and marketing expense decreased $1.8 million in the third quarter of 2009 and $9.2 million in the first nine months of 2009. About half of the decline reflects lower spending on advertising and marketing, which we reduced from higher levels in 2008 because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year—Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150—and therefore didn’t incur costs to promote these publications. This contributed to the decline in the first nine months of 2009. Lower bonus expense and other compensation costs also contributed to lower sales and marketing expense in the third quarter.

As a percentage of revenue, sales and marketing expense decreased 0.7 percentage points in the third quarter and 1.3 percentage points in the first nine months of 2009.

General and Administrative Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
General and administrative expense	$20,643	$22,507	(8.3)%		$57,649	$62,392	(7.6)%
% of revenue	17.2%	17.9%	(0.7	)pp	16.2%	16.3%	(0.1	)pp

General and administrative expense decreased $1.9 million in the third quarter of 2009 and $4.8 million in the first nine months of 2009. Most of the decline reflects lower bonus expense. Decreases in other compensation costs, travel, and other general and administrative costs also contributed to lower expense in this area, but to a lesser extent. These cost reductions were partially offset by the $2.4 million expense recorded for the vacant office space. Also offsetting these cost reductions was an estimated tax deposit penalty discussed in more detail on page 32, which contributed $1.8 million to general and administrative expense in the first nine months of 2009.

As a percentage of revenue, general and administrative expense decreased 0.7 percentage points in the third quarter of 2009 and was down slightly in the first nine months of 2009.

Depreciation and Amortization Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Depreciation expense	$3,501	$2,314	51.3%		$9,554	$6,634	44.0%
Amortization expense	3,130	3,952	(20.8)%		13,793	12,065	14.3%
Total depreciation and amortization expense	$6,631	$6,266	5.8%		$23,347	$18,699	24.9%
% of revenue	5.5%	5.0%	0.5	pp	6.6%	4.9%	1.7	pp

Depreciation expense rose $1.2 million in the third quarter of 2009 and $3.0 million in the first nine months of 2009, primarily from higher depreciation expense associated with the new corporate headquarters.

Amortization expense decreased $0.9 million in the third quarter. During the quarter we revised preliminary purchase price allocations related to recent acquisitions, resulting in a $1.7 million reduction of previously recorded intangible amortization expense. We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through September 30, 2009, we estimate that aggregate amortization expense for intangible assets will be $18.6 million in 2009 and $18.1 million in 2010. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2008 and 2009.

As a percentage of revenue, depreciation and amortization increased 0.5 percentage points in the third quarter and 1.7 percentage points in the first nine months of the year.

Stock-Based Compensation Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Stock-based compensation expense	$2,863	$2,818	1.6%		$8,656	$8,531	1.5%
% of revenue	2.4%	2.2%	0.2	pp	2.4%	2.2%	0.2	pp

Stock-based compensation expense was about on par with 2008 levels in the third quarter and first nine months of 2009. It increased slightly as a percentage of revenue compared with the same periods in 2008.

We include stock-based compensation expense in each of our operating expense categories. We began granting restricted stock units (RSUs) in May 2006 and made additional grants in 2007, 2008, and 2009, primarily in the second quarter of each year. We recognize the expense related to RSUs over the vesting period, which is generally four years. We estimate forfeitures of all stock-based awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. In the second quarter of 2009 and 2008, we recorded approximately $0.3 million and $0.2 million, respectively, of additional stock-based compensation expense as a result of these adjustments.

Based on grants made through September 30, 2009, we anticipate that stock-based compensation expense will be $11.6 million in 2009. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Bonus expense	$5,200	$13,224	(60.7)%		$13,938	$37,943	(63.3)%
% of revenue	4.3%	10.5%	(6.2	)pp	3.9%	9.9%	(6.0	)pp

Bonus expense, which we include in each of our operating expense categories, declined $8.0 million in the third quarter and $24.0 million in the first nine months of 2009. This reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay out annual bonuses to employees in the first quarter of the following year.

As a percentage of revenue, bonus expense declined by 6.2 percentage points in the third quarter and 6.0 percentage points in the first nine months of 2009.

Consolidated Operating Income

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2009	2008	Change		2009	2008	Change
Operating income	$33,683	$34,176	(1.4)%		$100,996	$110,431	(8.5)%
% of revenue	28.0%	27.2%	0.8	pp	28.3%	28.8%	(0.5	)pp

Consolidated operating income decreased $0.5 million in the third quarter of 2009 and $9.4 million in the first nine months of 2009. Although we reduced operating expense in several areas with the cost-savings initiatives implemented at the beginning of the year, we also had incremental expense from recent acquisitions. The year-to-date results also include a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises. Despite the decrease in operating income, our operating margin increased by about 0.8 percentage points for the third quarter and was down only slightly in the first nine months of 2009. In the first nine months of 2009, the deposit penalty expense represented approximately 1 percentage point of revenue.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not a measure of performance set forth under GAAP. Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

We generated positive free cash flow in both the third quarter and first nine months of 2009. Our free cash flow of $32.5 million in the third quarter of 2009 reflects cash provided by operating activities of $36.0 million and capital expenditures of $3.5 million. Free cash flow of $57.0 million in the first nine months of 2009 reflects cash provided by operating activities of $67.3 million and capital expenditures of $10.3 million.

Free cash flow decreased $4.8 million in the third quarter and $12.1 million in the first nine months of 2009. In both periods, lower cash provided from operations was partially offset by lower capital expenditures. In the third quarter, a $13.2 million decrease in cash provided by operating activities was partially offset by the $8.4 million decrease in capital expenditures. For the first nine months of 2009, the decrease in free cash flow reflects a $31.1 million decrease in cash provided by operating activities partially offset by a $19.0 million decrease in capital expenditures.

Cash provided by operating activities: Cash provided by operating activities decreased $13.2 million in the quarter and $31.1 million for the first nine months of 2009. In the third quarter, a lower cash flow benefit from accrued compensation and income taxes contributed to the decline in cash provided by operating activities. Cash provided by operating activities in the third quarter of 2008 included a $2.1 million benefit from tenant improvement allowances related to the construction of our new corporate headquarters in Chicago. This benefit did not recur in the third quarter of 2009, further contributing to the decline in cash provided by operations. These items were partially offset by the impact of excess tax benefits. Excess tax benefits have a positive impact on cash provided by financing activities with an equal, but offsetting, impact on cash provided by operations. Excess tax benefits declined $3.5 million in the quarter, primarily reflecting lower average stock prices when employees exercised stock options and a reduction in the number of options exercised.

The decline in cash provided by operating activities in the first nine months of 2009 reflects a lower cash flow benefit from accrued compensation and income taxes, as well as an increase of $9.6 million for bonus payments. We made bonus payments of $58.9 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008. Bonuses paid in the first quarter of 2009 included $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of bonuses recorded in the prior year. In addition, cash provided by operating activities in the first nine months of 2008 included an $11.4 million benefit from tenant improvement allowances related to the construction of our new corporate headquarters. This benefit did not recur in the first nine months of 2009. Excess tax benefits declined $16.3 million in the first nine months of 2009, mainly because of a reduction in the number of options exercised and lower average stock prices on the exercise dates.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in cash provided by operating activities:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2009	2008	Change	2009	2008	Change
Consolidated net income	$22,498	$22,224	$274	$67,986	$73,634	$(5,648)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits in accordance with FASB ASC 718, Compensation	(1,180)	(4,700)	3,520	(5,724)	(22,043)	16,319
Depreciation and amortization expense	6,631	6,266	365	23,347	18,699	4,648
Stock-based compensation expense	2,863	2,818	45	8,656	8,531	125
All other non-cash items included in net income	(381)	(1,586)	1,205	(2,263)	(574)	(1,689)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(58,867)	(49,253)	(9,614)
Cash paid for income taxes	(11,002)	(5,104)	(5,898)	(25,154)	(20,356)	(4,798)
Accounts receivable	4,209	3,043	1,166	13,521	(179)	13,700
Deferred revenue	(9,780)	(8,407)	(1,373)	(8,974)	(1,635)	(7,339)
Income taxes — current	13,605	19,107	(5,502)	38,153	47,463	(9,310)
Accrued compensation	3,637	14,369	(10,732)	17,073	34,732	(17,659)
Deferred rent	(67)	2,093	(2,160)	(353)	11,399	(11,752)
Other assets	1,865	(1,614)	3,479	2,206	(3,460)	5,666
Accounts payable and accrued liabilities	4,005	431	3,574	(2,007)	1,428	(3,435)
All other	(837)	305	(1,142)	(267)	(22)	(245)
Cash provided by operating activities	$36,066	$49,245	$(13,179)	$67,333	$98,364	$(31,031)

In the quarter, and to a greater extent in the year-to-date period, the decline in cash provided by operations was greater than the change in net income. Tenant improvement allowances of $2.1 million and $11.4 million received in connection with the build-out of our new headquarters benefited cash flow in the third quarter and first nine months of 2008, respectively, but did not recur in 2009. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash provided by operating activities. The $9.6 million increase in bonuses paid in the first quarter of 2009 compared with the first quarter of 2008 also contributed to the difference between net income and cash provided by operations in the year-to-date period. These items were partially offset by the impact of excess tax benefits related to our stock-based compensation.

Capital expenditures: Capital expenditures decreased $8.4 million in the quarter and $19.0 million in the year-to-date period mainly because of the timing of payments related to our new corporate headquarters.

Segment Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue
Investment Information	$95,410	$97,075	(1.7)%		$289,389	$295,161	(2.0)%
Investment Management	24,678	28,430	(13.2)%		66,964	88,025	(23.9)%
Consolidated revenue	$120,088	$125,505	(4.3)%		$356,353	$383,186	(7.0)%

Operating income (loss)
Investment Information	$33,298	$33,595	(0.9)%		$107,377	$105,580	1.7%
Investment Management	14,391	16,149	(10.9)%		39,280	48,904	(19.7)%
Intangible amortization and corporate depreciation expense	(5,022)	(5,144)	(2.4)%		(19,357)	(15,412)	25.6%
Corporate unallocated	(8,984)	(10,424)	(13.8)%		(26,304)	(28,641)	(8.2)%
Consolidated operating income	$33,683	$34,176	(1.4)%		$100,996	$110,431	(8.5)%

Operating margin
Investment Information	34.9%	34.6%	0.3	pp	37.1%	35.8%	1.3	pp
Investment Management	58.3%	56.8%	1.5	pp	58.7%	55.6%	3.1	pp
Consolidated operating margin	28.0%	27.2%	0.8	pp	28.3%	28.8%	(0.5	)pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data; Morningstar Advisor Workstation; Morningstar.com; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a Web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium memberships and Internet advertising sales. Morningstar Direct is a Web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

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

We also offer a variety of financial communications and newsletters, real-time data, other investment software, and investment indexes.

In the first nine months of 2009 and 2008, this segment represented 81% and 77%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue	$95,410	$97,075	(1.7)%		$289,389	$295,161	(2.0)%
Operating income	$33,298	$33,595	(0.9)%		$107,377	$105,580	1.7%
Operating margin (%)	34.9%	34.6%	0.3	pp	37.1%	35.8%	1.3	pp

Revenue declines in both the quarter and year-to-date periods were partially offset by revenue from acquisitions. Acquisitions contributed $7.6 million and $20.3 million of revenue in the quarter and year-to-date periods, respectively.

The decline in revenue related to the Global Analyst Research Settlement (GARS) was a primary driver of the lower revenue in the quarter and year-to-date periods. As mentioned above, the period covered by GARS expired at the end of July 2009, and as previously disclosed, our post-settlement equity research revenue was significantly lower in the third quarter of 2009. GARS revenue was $1.5 million in the third quarter of 2009, compared with $5.5 million in the same period a year ago. We entered into new equity research contracts with two of the banks that were clients under GARS; however, these contracts only represent about 10% of the previous annual GARS revenue. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. For further discussion, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

The U.S. version of Morningstar.com, which includes Internet advertising sales and Premium membership subscriptions, was the second-largest driver behind the revenue decline in this segment in both the third quarter and first nine months of 2009. Negative trends in Internet advertising drove almost all of the decrease in this product’s revenue. In addition, subscriptions for the Morningstar.com Premium service fell by 23,155 to 155,200 as of September 30, 2009, compared with 178,355 as of September 30, 2008 because of negative trends in subscriber growth and new trials. However, we moderately increased subscription prices for Premium membership in both January 2009 and 2008, which partly offset lower revenue from the subscription decline.

Revenue from our Investment Research products, excluding GARS, also declined in the third quarter and first nine months of 2009, primarily because of lower revenue from publications, including newsletters and books. In the first quarter of 2009, we discontinued three of the print publications we previously published in the first quarter of each year: the Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150. Lower advertising revenue from publications sold in Australia and lower revenue from the annual Morningstar Investment Conference held in the second quarter also contributed to the decline in the year-to-date period.

Principia revenue was down in the third quarter and first nine months of 2009. Principia subscriptions totaled 37,365 as of September 30, 2009, a 14% decrease from 43,660 as of September 30, 2008. The decline partly reflects clients migrating from Principia to Advisor Workstation, but also reflects a lower retention rate as the economic environment weakened during the latter part of 2008 and continued in the first nine months of 2009. Advisor Workstation revenue was essentially unchanged in the quarter, but increased in the year-to-date period due to higher revenue in the first half of the year. The number of U.S. licenses for Morningstar Advisor Workstation increased to 153,603 as of September 30, 2009 compared with 151,874 as of December 31, 2008, and were essentially flat compared with 153,398 as of September 30, 2008. Beginning in 2009, Morningstar no longer includes the Site Builder product as part of Advisor Workstation. (The number of Advisor Workstation licenses reported in 2008 has been adjusted to reflect this change. We discuss this change in more detail in the Reclassifications section on page 45.)

Increased revenue from Morningstar Direct in the third quarter and first nine months of 2009 partially offset the lower revenue of other products in this segment. The number of licenses for Morningstar Direct grew 17% to 3,329 worldwide as of September 30, 2009, compared with 2,843 as of September 30, 2008.

In the third quarter of 2009, operating income for the Investment Information segment was $33.3 million, a slight decrease compared with the third quarter of 2008. In the first nine months of 2009, operating income increased $1.8 million, or 1.7%.

Operating expense decreased $1.4 million and $7.6 million in the third quarter and first nine months of 2009, respectively, as cost reductions for discretionary expense such as bonuses, advertising, and marketing were partially offset by additional operating expense from acquisitions. Bonus expense declined $3.6 million in the quarter and $10.2 million year to date. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by about $0.9 million in this segment in the third quarter and $3.4 million in the first nine months of 2009.

Sales and marketing costs decreased in the third quarter and the first nine months of 2009, with the magnitude greater in the first three months of the year. Most of the decline reflects lower spending on advertising and marketing and lower travel costs, which we pared back because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year—Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150—and therefore didn’t incur costs to promote these publications in the first nine months of 2009.

Our Investment Information segment operating margin improved slightly in the third quarter and improved 1.3 percentage points in the first nine months of 2009. Operating expense reductions including lower bonus expense, advertising, and marketing as a percentage of revenue outpaced the revenue decline. This margin expansion was partially offset by the impact of acquisitions in the quarter and year-to-date periods.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. The Intech acquisition in Australia contributed revenue of $1.7 million to this segment in the third quarter of 2009.

In the first nine months of 2009 and 2008, this segment represented 19% and 23%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2009	2008	Change		2009	2008	Change
Revenue	$24,678	$28,430	(13.2)%		$66,964	$88,025	(23.9)%
Operating income	$14,391	$16,149	(10.9)%		$39,280	$48,904	(19.7)%
Operating margin (%)	58.3%	56.8%	1.5	pp	58.7%	55.6%	3.1	pp

Although revenue declined across all products in the Investment Management segment, Investment Consulting, which has been a leading contributor to revenue growth in recent years, accounted for about three-fourths of the segment’s revenue decline in the first nine months of 2009. Our Investment Consulting business suffered because one client did not renew its contract when it expired in the fourth quarter of 2008 and another client did not renew its contract in May 2009. Combined, these contracts represented about $17 million of revenue in 2008.

We provided advisory services on approximately $68.2 billion in assets as of September 30, 2009, compared with approximately $66.2 billion as of December 31, 2008 and approximately $85.2 billion as of September 30, 2008. These asset totals include relationships for which we receive basis-point fees, including consulting and agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; these assets are not included in the total assets reported above. Excluding changes related to contract wins or cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement for Investment Consulting declined approximately 20% compared with September 30, 2008, as assets under advisement from Morningstar Associates declined 53.0%, which was partially offset by the increase in assets under advisement from Ibbotson Associates, which were up about 13.7%. The majority of the asset decline reflects the loss of two contracts discussed in more detail above, partially offset by net inflows and new client wins in assets under advisement for Ibbotson Associates, as well as positive market performance in 2009.

Retirement Advice revenue was also down in the third quarter and first nine months of 2009, although to a lesser extent than Investment Consulting. Assets under management for Retirement Advice increased to $14.6 billion as of September 30, 2009, compared with $11.0 billion as of December 31, 2008 and $13.5 billion as of September 30, 2008. The lower revenue mainly reflects client non-renewals during the first nine months of 2009.

	As of September 30
Assets under advisement for Investment Consulting ($ billions)	2009	2008
Ibbotson Associates	$48.0	$42.2
Morningstar Associates	20.2	43.0
Total	$68.2	$85.2

	As of September 30
Assets under management in managed retirement accounts ($ billions)	2009	2008
Advice by Ibbotson	$13.2	$12.3
Morningstar Retirement Manager	1.4	1.2
Total	$14.6	$13.5

Morningstar Managed Portfolios also contributed to the segment’s revenue decline in the third quarter and first nine months of 2009, although to a much lesser extent than Investment Consulting. The lower revenue mainly reflects lower average asset levels during the first nine months of 2009 compared with the same period in 2008. Assets under management for Morningstar Managed Portfolios regained asset levels observed in previous quarters, ending at $1.9 billion as of September 30, 2009 compared with $1.7 billion as of June 30, 2009 and $1.6 billion as of December 31, 2008

Operating expense in the segment decreased $2.0 million, or 16.2%, in the third quarter of 2009 and decreased $11.4 million, or 29.2%, in the first nine months of 2009. The decrease was primarily because of lower bonus and other compensation-related expense, partially offset by the additional operating expense related to the Intech acquisition. Bonus expense declined $2.6 million in the quarter and $8.6 million in the first nine months of 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by about $0.2 million in this segment in the third quarter and $1.1 million in the first nine months of 2009.

Operating margin was 58.3% in the third quarter of 2009 and 58.7% for the first nine months of 2009. With operating expense declining more than revenue in this segment, our operating margin improved 1.5 percentage points in the third quarter of 2009 and 3.1 percentage points in the first nine months of 2009. Lower bonus expense as a percentage of revenue was the main driver of the margin improvement in both periods, partially offset by the impact of the Intech acquisition.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2009	2008	Change	2009	2008	Change
Amortization expense	$3,130	$3,952	(20.8)%	$13,793	$12,065	14.3%
Depreciation expense	1,892	1,192	58.7%	5,564	3,347	66.2%
Corporate unallocated	8,984	10,424	(13.8)%	26,304	28,641	(8.2)%
Corporate items	$14,006	$15,568	(10.0)%	$45,661	$44,053	3.7%

Amortization of intangible assets decreased $0.9 million in the third quarter of 2009, reflecting a $1.7 million reduction of previously recorded intangible amortization expense. In the third quarter of 2009, we revised the preliminary purchase price allocations related to recent acquisitions. Amortization expense increased $1.7 million in the first nine months of 2009, reflecting incremental amortization expense related to our 2008 and 2009 acquisitions, partially offset by the adjustment recorded in the third quarter. Based on acquisitions completed through September 30, 2009, we estimate that aggregate amortization expense for intangible assets will be $18.6 million in 2009 and $18.1 million in 2010. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may be affected by changes to these preliminary purchase price allocations.

Depreciation expense increased $0.7 million in the third quarter of 2009 and $2.3 million in the first nine months of 2009. In the fourth quarter of 2008, we relocated to our new corporate headquarters, resulting in higher depreciation expense compared with the prior-year period.

Corporate unallocated decreased $1.4 million in the third quarter of 2009 and $2.3 million in the first nine months of 2009. The decline in costs in this category for the third quarter of 2009 and the first nine months of 2009 was primarily from lower bonus expense, other compensation-related expense, and travel expense. These costs savings were partially offset by a $2.4 million expense recorded in the third quarter to increase lease vacancy reserves, primarily for the former Ibbotson headquarters. The corporate unallocated for the nine months ended September 30, 2009 also reflects a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises from 2006 through September 30, 2009.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2009	2008	2009	2008
Equity in net income of unconsolidated entities	$429	$268	$790	$1,065

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Danmark A/S, Morningstar Sweden AB and Morningstar Korea Co., Ltd. (until September 2009). In the third quarter and first nine months of 2009 and 2008, equity in net income of unconsolidated entities was primarily from our position in MJKK. In September 2009, we acquired an additional 20% ownership interest in Morningstar Korea increasing our ownership percentage to 60%. As a result of the majority ownership, beginning in September 2009, the assets, liabilities, and results of operations are part of our consolidated financial statements. We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2009	2008	2009	2008
Interest income, net	$572	$1,568	$2,314	$4,468
Other income (expense), net	221	(241)	985	(203)
Non-operating income, net	$793	$1,327	$3,299	$4,265

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $1.0 million in the third quarter of 2009 and $2.2 million in the first nine months of 2009 as a result of lower returns on our investment balances.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. In the third quarter of 2009, we recorded a holding gain of $0.4 million resulting from the difference between the fair value and the book value of our investment in Morningstar Korea. The non-operating income in the first nine months of 2009 reflects this holding gain as well as net foreign currency exchange gains.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2009	2008	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$34,476	$35,503	$104,295	$114,696
Equity in net income of unconsolidated entities	429	268	790	1,065
Net (income) loss attributable to noncontrolling interests	22	(37)	40	(372)
Total	$34,927	$35,734	$105,125	$115,389
Income tax expense	$12,407	$13,547	$37,099	$42,127
Effective tax rate	35.5%	37.9%	35.3%	36.5%

Our effective tax rate declined 2.4 percentage points in the third quarter of 2009 and 1.2 percentage points in the first nine months of 2009. The lower effective tax rate reflects the use of $2.1 million of tax credits from previous years. These tax credits favorably impacted our tax rate by approximately 6 percentage points in the quarter and 2 percentage points in the first nine months of 2009. The effective tax rate for the first nine months of 2009 also reflects the favorable impact of reversing approximately $2.2 million in reserves for uncertain tax positions. Of these, $1.4 million occurred in the first quarter as a result of a lapse in the statute of limitations with the remainder of the reversal because of settlements and other audit activity. These items were partially offset by the impact of the non-deductible deposit penalty expense, which increased our year-to-date effective tax rate by approximately 1.3 percentage points, and the impact of foreign taxes.

As of September 30, 2009, our Consolidated Balance Sheet includes a current liability of $0.4 million and a non-current liability of $3.7 million for unrecognized tax benefits. As of December 31, 2008, our Consolidated Balance Sheet included a current liability of $4.0 million and a non-current liability of $3.8 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. The decrease in the liability from December 31, 2008 primarily reflects the reversal of approximately $2.2 million of reserves for uncertain tax positions discussed previously and $1.5 million of cash settlement payments.

We are currently being audited by the U.S. federal and various state and local tax authorities in the United States as well as the tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2009. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. The ongoing effects of the financial crisis, which have continued during 2009, have heightened our application of a conservative investment policy, emphasizing principal preservation. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including for working capital and for funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

Cash, Cash Equivalents, and Investments

As of September 30, 2009, we had cash, cash equivalents, and investments of $362.2 million, an increase of $64.6 million compared with December 31, 2008. This increase mainly reflects cash provided by operating activities and proceeds received from employee stock option exercises, partially offset by cash used for acquisitions and capital expenditures.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash provided by operating activities in the first quarter tends to be lower compared with subsequent quarters.

In the first nine months of 2009, cash provided by operating activities was $67.3 million, a decrease of $31.1 million compared with cash provided by operating activities of $98.4 million in the first nine months of 2008. The decrease mainly reflects an increase of $9.6 million in bonus payments and an $11.8 million reduction related to tenant improvement allowances.

We paid $58.9 million in annual bonus payments in the first quarter of 2009, compared with $49.3 million in the prior-year period.  The bonuses paid in 2009 included approximately $48.9 million of bonus expense recorded in 2008 and approximately $10.0 million of bonus payments deferred from 2007. In accordance with bonus program revisions adopted in January 2009, we did not defer payments on any bonus expense recorded for 2008.

Tenant improvement allowances of $11.4 million received in connection with the build-out of our new headquarters benefited cash flow in the first nine months of 2008 but did not recur in 2009. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and is deducted from net income to arrive at cash provided by operating activities.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first nine months of 2009, cash used for investing activities was $76.1 million, compared with $61.3 million in the same period in 2008.

Cash used for acquisitions, net of cash acquired, was $19.3 million in the first nine months of 2009. We completed four acquisitions in the first nine months of 2009 and increased our investment in Morningstar Korea. In comparison, cash used for acquisitions, net of cash acquired, was $56.0 million in the first nine months of 2008, reflecting our acquisition of the Hemscott data, media, and investor relations Web site businesses in January 2008 and Financial Computer Support, Inc. in September 2008.

Purchases of investments, net of proceeds from the sale of investments, were $47.1 million in the first nine months of 2009 as we transferred cash balances in excess of our immediate needs into investments with longer maturities. In contrast, in the first nine months of 2008, the proceeds from the sales of investments exceeded the purchases of investments by $23.9 million. As of September 30, 2009 and December 31, 2008, we had investments, consisting primarily of fixed-income securities, of $172.8 million and $123.7 million, respectively. As of September 30, 2009, our investments represented just under one-half of our total cash, cash equivalents, and investments balance, slightly higher than the levels as of December 31, 2008.

Capital expenditures were $10.3 million in the first nine months of 2009, a decrease of $19.0 million, compared with $29.3 million in the first nine months of 2008. In 2009, the amount was primarily composed of capital expenditures for our new headquarters in Chicago and for a couple of our office locations in Europe. In 2008, the amount was almost entirely composed of capital expenditures for our new headquarters in Chicago. We expect to make capital expenditures of approximately $12 to $13 million in 2009, significantly lower than the amount of $48.5 million in 2008.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 8 in the Notes to our Unaudited Condensed Consolidated Financial Statements include additional information concerning stock options and restricted stock units outstanding as of September 30, 2009.

Cash provided by financing activities was $19.8 million in the first nine months of 2009, consisting mainly of proceeds from stock option exercises of $14.4 million and excess tax benefits of $5.7 million. Cash provided by financing activities decreased by $19.5 million, or 49.7%, compared with the first nine months of 2008, driven mostly by a $16.3 million decline in excess tax benefits and a $2.9 million reduction in proceeds from stock option exercises. The decrease was due primarily to fewer options being exercised and lower average stock price at the time the stock options were exercised.

Employees exercised approximately 1.2 million and 1.8 million stock options in the first nine months of 2009 and 2008, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first nine months of 2009 and 2008 was $31.3 million and $100.2 million, respectively.

Acquisitions

In the first nine months of 2009, we completed four acquisitions. Cash used for these four acquisitions, net of acquired cash, was $18.7 million, and is subject to post-closing adjustments. The table below shows additional information concerning these acquisitions:

Acquisition	Description	Date Completed	Purchase Price*
Global financial filings database business of Global Reports LLC	A leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world	April 20, 2009	Not separately disclosed
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides earnings estimates for Canadian stocks	May 1, 2009	$13.9 million
Andex Associates, Inc.

The company is known for its Andex Charts, individual graphic charts detailing historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950

		May 1, 2009	Not separately disclosed
Intech Pty Ltd

A leading provider of multi-manager and investment portfolio solutions in Sydney, Australia. Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia, and offers the Intech Desktop Consultant, a research software product for institutions. As of June 30, 2009, Intech had $2.7 billion in assets under management.

		June 30, 2009	Not separately disclosed

* Total purchase price less cash acquired

Increased Investment in Morningstar Korea Co., Ltd.

In addition to these four acquisitions, in September 2009, we acquired an additional 20% ownership in Morningstar Korea increasing our ownership interest to 60%. Morningstar Korea became a majority-owned subsidiary in September 2009, and its assets, liabilities, and results of operations have been consolidated. Morningstar Korea provides financial information and services for investors in South Korea and offers consulting and advisory services through its subsidiary, Morningstar Associates Korea.

Subsequent Events

See Note 12 in the Notes to our Condensed Consolidated Financial Statements for events subsequent to September 30, 2009.

Reclassifications

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

In addition, we’re continuing to globalize the Premium subscription and advertising revenue generated by Morningstar.com Web sites, which operate in a variety of markets. As a result, we now include advertising revenue for all non-U.S. sites as part of Morningstar.com and have reclassified prior-year product revenue for consistency with the current-year presentation.

These reclassifications did not have any impact on the order of our top five products in 2008 or 2007, which are shown in the two tables below.

Top Five Products 2008	Reclassified for consistency with 2009 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$78,329	$78,329
Investment Consulting	77,757	77,757
Advisor Workstation	64,222	66,675
Morningstar.com	45,684	43,274
Principia	27,791	27,791

Top Five Products 2007	Reclassified for consistency with 2009 Product Revenue ($000)	As Reported Revenue ($000)
Investment Consulting	$75,595	$75,595
Licensed Data	59,207	59,207
Advisor Workstation	53,755	54,980
Morningstar.com	39,367	37,630
Principia	28,760	28,760

Application of Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are discussed in the Management’s Discussion and Analysis section included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, in the first nine months of 2009, we adopted the following financial accounting standards:

Accounting Standards Codification (ASC)

In the third quarter of 2009, we adopted the FASB’s Accounting Standards Codification (ASC). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. We have updated our financial statement disclosures to reflect the relevant references to the FASB’s ASC.

Accounting and Reporting of the noncontrolling interest in consolidated subsidiaries

Effective January 1, 2009, we began accounting and reporting the noncontrolling interests in our Condensed Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We conduct our business operations outside of the United States through wholly owned or majority owned operating subsidiaries. The noncontrolling (minority) interest is now reported in our Consolidated Balance Sheet within equity, separately from the shareholders’ equity attributable to Morningstar, Inc. In addition, we present the net income or loss and comprehensive income or loss attributed to the Morningstar, Inc. shareholders and the noncontrolling interests in our Consolidated Statements of Income and Consolidated Statement of Equity and Comprehensive Income (Loss).

Business Combinations

Effective January 1, 2009, FASB ASC 805, Business Combinations, modifies the financial accounting and reporting of business combinations. For business combinations after January 1, 2009, we are required to recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. In addition, direct costs incurred in connection with a business combination, such as finder’s fees, advisory, accounting, legal, valuation, and other professional fees are expensed as incurred. Restructuring costs, including severance and relocation for employees of the acquired entity, are recognized separately from the business combination as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations, on the acquisition date. Prior to January 1, 2009, acquisition-related costs and restructuring costs were generally included as part of the cost of the acquired business.

EITF Issue 08-6, Equity Method Investment Accounting Considerations

We adopted Emerging Issues Task Force (EITF) 08-6, Equity Method Investment Accounting Considerations, concurrently with the adoption of FASB ASC 805, Business Combinations and FASB ASC 810, Consolidation. The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of FASB ASC 805 and FASB ASC 810. EITF 08-6 is incorporated in FASB ASC 323, Investments — Equity Method and Joint Ventures.

Fair Value Measurement

In April 2009, the FASB issued three Final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

1.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. This accounting guidance is incorporated in FASB ASC 820, Fair Value Measurements and Disclosures.

2.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This accounting guidance is incorporated into FASB ASC 825, Financial Instruments.

3.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This accounting guidance is incorporated in FASB ASC 320, Investments — Debt and Equity Securities.

The disclosures related to these amendments appear in Note 6 in the Notes to our Condensed Consolidated Financial Statements.

Subsequent Events

FASB ASC 855, Subsequent Events, establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 12 in the Notes to our Condensed Consolidated Financial Statements for the related disclosure.

The adoption of these financial accounting standards did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140, and SFAS No.167, Amendments to FASB Interpretation No. 46(R). These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from SFAS No. 166 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140.

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

SFAS No. 166 and SFAS No. 167 have not been incorporated into the FASB Accounting Standards Codification as of November 4, 2009.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. As products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit.

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products. It also does not affect software revenue arrangements that include services if the software is essential to the functionality of those services.

For Morningstar, ASU No. 2009-13 and ASU No. 2009-14 will be effective prospectively for revenue arrangements entered into from January 1, 2011. Early adoption is permitted. We are in the process of determining the impact, if any, these accounting standard updates will have on our Consolidated Financial Statements.

Rule 10b5-1 Sales Plans

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of November 1, 2009:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through November 1, 2009	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/13/08	12/31/09	1,075,000	Shares to be sold ratably over the course of the plan	792,517	25,789,620
	08/04/09	12/31/10	1,034,050	Shares to be sold ratably over the course of the plan beginning January 4, 2010	—	24,755,570
Chris Boruff President, Advisor Software	05/12/08	11/15/09	80,000	Shares to be sold under the plan if the stock reaches specified prices	12,000	91,180
	08/25/09	05/01/10	15,000	Shares to be sold under the plan if the stock reaches specified prices	—	76,180
Cheryl Francis Director	08/11/09	12/17/10	12,000	Shares to be sold under the plan if the stock reaches specified prices	—	28,457
Steve Kaplan Director	08/05/09	05/31/10	725	Shares to be sold on a specified date	—	67,776
Cathy Odelbo President, Equity Research	08/13/08	12/31/10	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	76,165
Don Phillips President, Fund Research and Managing Director	05/09/06	09/30/10	1,506,097	Weekly increments of up to 17,500 shares	1,461,097	456,623
Paul Sturm Director	08/28/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	116,438
David Williams Managing Director, Design	09/10/08	12/31/10	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	92,640

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2009, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2009 and restricted stock units that will vest by November 29, 2009. The estimates do not reflect any changes to beneficial ownership that may have occurred since

September 30, 2009. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. As of September 30, 2009, our cash, cash equivalents, and investments balance was $362.2 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2             OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, “Contingencies,” and Note 12, “Subsequent Events,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

MORNINGSTAR, INC.

Date: November 4, 2009	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer