Form 10-K
period 2009-12-31
Morningstar, Inc.
filed 2010-03-01
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2009 was $848,941,450. As of February 22, 2010, there were 48,786,955 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients through our Investment Information segment. We also provide asset management services for advisors, institutions, and retirement plan participants through our Investment Management segment. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Japan, and South Africa. Morningstar serves approximately 7.4 million individual investors, 245,000 financial advisors, and 4,200 institutional clients. We have operations in 20 countries and hold minority ownership positions in companies located in two other countries.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2009, we provided extensive data on more than:

•	21,000 mutual fund share classes in the United States;
•	97,000 mutual funds and similar vehicles in international markets;
•	3,400 exchange-traded funds (ETFs);
•	1,800 closed-end funds;
•	28,000 stocks;
•	8,200 hedge funds;
•	7,200 separate accounts and collective investment trusts;
•	109,000 variable annuity/life subaccounts and policies;
•	46,000 insurance, pension, and life funds;
•	12,300 unit investment trusts;
•	85 state-sponsored college savings plans (commonly known as Section 529 College Savings Plans);
•	83 years of capital markets data capturing performance of several major asset classes;
•	Extensive cash flow, ownership, and biographical data on directors and officers;
•	Real-time market data on more than 4 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and
•	Real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products in multiple media to individual investors, financial advisors, and institutions around the world.

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund’s underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We’ve created other tools, such as the Ownership Zone, Sector Delta, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. We developed a popular Portfolio X-Ray tool that helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors’ capital.

Since 1998, we’ve expanded our research efforts on individual stocks and have worked to popularize the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett; and margin of safety, which reflects the size of the discount in a stock’s price relative to its estimated value. The Morningstar Rating for stocks is based on the stock’s current price relative to our analyst-generated fair value estimates, as well as the company’s level of business risk and economic moat.

In 2009, we began publishing credit ratings and associated research on corporate debt issuers. We currently provide ratings on approximately 120 companies. We also introduced comprehensive, qualitative research and ratings for mutual funds based in Europe and Asia, a new study comparing the mutual fund investor experience across 16 countries, hedge fund operational risk flags, attribution analysis for equity funds and funds of funds, a new equity fund classification structure, and a new series of specialized, institutional-level investment benchmarks.

We’ve also developed in-depth advice on security selection and portfolio building to meet the needs of investors looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

The Morningstar Rating

★ ★★ ★★★ ★★★★ ★★★★★

We provide Morningstar Ratings on mutual funds, stocks, separate accounts, hedge funds, exchange-traded funds, and closed-end funds, as well as variable annuity/life portfolios and subaccounts. For managed investment products, the Morningstar Rating brings performance and risk together into one evaluation, with the top 10% of rated offerings receiving 5 stars and the bottom 10% receiving 1 star. The Morningstar Rating for stocks is based on the difference between a stock's current market price and our analyst-generated fair value estimate. It also incorporates our analysts' assessment of the company's level of business risk and economic moat, or competitive advantage.

We also provide a Morningstar Qualitative Rating for funds based in Europe and Asia, which we assign on a scale ranging from Elite to Impaired. We recently launched a Morningstar corporate credit rating, which measures the ability of a firm to satisfy its debt and debt-like obligations. For the corporate credit rating, we issue an overall rating ranging from AAA to D as well as scores for the factors underlying the rating.

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

Growth Strategies

In keeping with our mission, we are pursuing five key growth strategies, which we describe below. We review our growth strategies on a regular basis and refine them to reflect changes in our business.

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

•                  Morningstar Direct for institutional professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. We believe we can achieve deeper penetration of our current audiences with each of these platforms, as well as extend their reach to new customers.

With Morningstar.com, we’re continuing to expand the range of content and market updates on the site, including third-party content. We’ve also been focusing on mobile development and social networking, as well as expanding data and functionality to increase the site’s value to both registered users and Premium members. With Advisor Workstation, we plan to build on our large installed base by expanding our mid- and back-office capabilities, improving the product’s interface and design, and integrating real-time data and other functionality. With Morningstar Direct, we’re pursuing an aggressive development program to provide data and analysis on securities and investments around the world. We’re adding third-party data and content and enhancing our technology to allow the product to function as a purely web-based solution. We also plan to expand into new global markets, enhance our capabilities in portfolio management and accounting, and significantly increase the amount of equity research content and functionality.

2.         Become a global leader in fund-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, fund-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets—including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors—totaled approximately $1.6 trillion in 2009. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

Our fund-of-funds programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds to combine quantitative research with a qualitative assessment of manager skill and investment style.

In June 2009, we expanded our investment management business by acquiring Intech Pty Ltd, a leading provider of multimanager and investment portfolio solutions in Sydney, Australia. Intech (now doing business as Ibbotson Associates) manages the Intech Investment Trusts, a range of single sector, alternative strategy, and diversified investment portfolios.

We had a total of $61.4 billion in assets under advisement in our Investment Consulting business as of December 31, 2009. Our consulting business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We plan to continue building this business by expanding to reach new markets outside of the United States, expanding our capabilities and products in new areas such as alternative investment strategies, developing more ways to incorporate risk protection and insurance, expanding to reach additional client segments, and focusing on performance and client support.

We also offer managed retirement account services through our Retirement Advice platform, which includes Morningstar Retirement Manager and Advice by Ibbotson. We offer these services for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which are quantitative systems that select investment options and make retirement planning choices for the participants. We believe that retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2009, we had $2.1 billion in assets under management through Morningstar Managed Portfolios and $15.6 billion in assets under management in our managed retirement accounts.

3.                                   Continue building thought leadership in independent investment research.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue producing investment insights that empower investors and focus our research efforts in four major areas:

•                  Extend leadership position in fund research to additional markets outside the United States. Over the past several years, we have expanded our analyst coverage in fund markets outside of the United States. We’ve built an integrated team of locally based fund experts to expand our research coverage in additional markets around the world. As of December 31, 2009, we had about 80 fund analysts globally, including teams in North America, Europe, Asia, and Australia. We currently produce qualitative analyst research on more than 900 funds outside the United States and plan to continue building our coverage of funds based in Europe and Asia.

•                  Continue leveraging our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund’s portfolio. As of December 31, 2009, we provided analyst research on approximately 2,000 companies.

From June 2004 through July 2009, we provided research to six major investment banks under the terms of the Global Analyst Research Settlement, which we describe in more detail on page 27. Although the period covered by the Global Analyst Research Settlement expired in July 2009, and the banks covered by it are no longer required to provide independent investment research to their clients, we remain committed to maintaining the broad, high-quality coverage we’ve become known for as one of the largest providers of independent equity research. For further discussion about this issue, see Item 1A—Risk Factors.

We’re working to expand distribution of our equity research through a variety of other channels, including through financial advisors, buy-side firms, and companies outside of the United States. We believe that investors’ increasing awareness of the value of independent research will strengthen our business over the long term. We’ve also expanded our proprietary stock database, which we view as an important complement to our analyst research.

•                  Build expertise in fixed-income credit research. In 2009, we began publishing research and ratings on corporate credit issuers. During the next year, we plan to produce credit ratings for up to 1,000 companies currently covered by our equity analyst team. We view credit ratings as a natural extension of the equity research we’ve been producing for the past decade. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover.

We’re including this research on our three major software platforms to provide investors with an additional perspective on fixed-income investments. We also plan to monetize the ratings through subscriptions to our institutional equity research clients, who have access to the forecasts, models, and scores underlying the ratings.

•                  Enhance our retirement income capabilities. As the baby boom generation approaches retirement, we believe many investors will need more information to help them manage income during retirement. We believe this will lead to a greater need for information and tools focusing on retirement income planning and long-term savings strategies. In 2009, we introduced an advisory service for investors in retirement through Morningstar Retirement Manager. We currently offer Retirement Income Strategist, a web-based financial planning tool that allows financial advisors to create comprehensive income analyses for clients who are retired or approaching retirement, as part of our Advisor Workstation platform. We’ve developed several retirement income services for institutional clients within our Investment Consulting area, and we plan to incorporate additional retirement income tools and services in other products over the next several years.

4.                                   Create a premier global investment database.

Our goal is to continue building or acquiring new databases for additional types of investments, including various types of funds outside the United States and other widely used investment products.

As detailed on page 2, we currently provide extensive data on nearly 400,000 investments globally, including managed investment products, individual securities, capital markets data, real-time stock quotes from nearly all of the world’s major stock exchanges, and a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

Our data is the foundation for all of the products and services we offer. When we build investment databases, we prefer  to own the data and minimize license agreements with outside data providers. We also focus on proprietary, value-added data, such as our comprehensive data on current and historical portfolio holdings for mutual funds and variable annuities. Within each database, we continuously update our data to maintain timeliness and expand the depth and breadth of coverage. Our strategy is to continuously expand our databases, focusing on investment products that are widely used by large numbers of investors. In particular, we’re focusing on expanding our fundamental equity data. We also strive to establish our databases as the pre-eminent choice for individual investors, financial advisors, and institutional clients around the world, as well as continuing to invest in world-class data quality, manufacturing, and delivery interfaces.

Over the past several years, we’ve developed a series of proprietary indexes based on our investment data. The Morningstar Indexes are rooted in our proprietary research and can be used for precise asset allocation and benchmarking and as tools for portfolio construction and market analysis. We’ve significantly expanded the range of indexes we offer and are working to expand our index business globally.

5.                                   Expand our international brand presence, products, and services.

Our operations outside of the United States generated $129.2 million in revenue in 2009 compared with $121.4 million in 2008 and represent an increasing percentage of our consolidated revenue. Our strategy is to expand our non-U.S. operations (either organically or through acquisitions) to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world’s investable assets are located outside of the United States, we believe there are significant opportunities for us there. Our strategy is to focus our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct, as well as opportunities such as real-time data, qualitative investment research and ratings, investment indexes, and consulting. We also plan to explore new regions, such as Latin America, Eastern Europe, and the Middle East; continue expanding our databases to be locally and globally comprehensive; introduce new products in markets where we already have operations; and expand our sales and product support infrastructure around the world.

Acquisitions

Historically, the majority of our long-term revenue growth has been driven by organic growth as we’ve introduced new products and services and expanded our marketing efforts for existing products. However, we have made and expect to continue making selective acquisitions that support our five growth strategies. In reviewing potential acquisitions, we focus on transactions that:

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

We paid approximately $74.2 million for six acquisitions in 2009, as summarized in the table below.

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
Andex Associates, Inc.

Andex is known for Andex Charts, which illustrate historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950

		May 1, 2009	Not separately disclosed
Intech Pty Ltd

A leading provider of multimanager and investment portfolio solutions in Sydney, Australia, Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia, and offers the Intech Desktop Consultant, a research software product for institutions

		June 30, 2009	Not separately disclosed
Canadian Investment Awards and Gala	Canada’s marquee investment awards program, recognizing excellence in products and firms within the financial services industry	December 17, 2009	Not separately disclosed
Logical Information Machines, Inc.	A leading provider of data and analytics for the energy, financial, and agriculture sectors	December 31, 2009	$53.5 million

*Total purchase price less cash acquired.

For information about our previous acquisitions, refer to Note 6 of the Notes to our Consolidated Financial Statements.

Business Segments, Products, and Services

We operate our business in two segments:

•      Investment Information, which includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements; and

•      Investment Management, which includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The table below shows our revenue by business segment for each of the past three years:

	2009		2008		2007
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Investment Information	$386,642	80.7%	$390,693	77.8%	$327,372	75.2%
Investment Management	92,354	19.3	111,764	22.2	107,735	24.8
Consolidated revenue	$478,996	100.0%	$502,457	100.0%	$435,107	100.0%

For information on segment operating income (loss), refer to Note 4 of the Notes to our Consolidated Financial Statements.

Investment Information

The largest products in this segment based on revenue are Morningstar Licensed Data, a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds; Morningstar Advisor Workstation, a web-based investment planning system for independent financial advisors as well as advisors affiliated with larger firms; Morningstar.com, which includes both Premium Memberships and Internet advertising sales; Morningstar Direct, a web-based institutional research platform; and Morningstar Principia, our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. Investors can access our equity research through the Premium Membership service on Morningstar.com. In addition, we distribute our research to several other companies that provide our analyst research to their affiliated financial advisors or to individual investors. From June 2004 through July 2009, we distributed our equity research through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement, which we describe in more detail on page 27.

We also offer a variety of financial communications materials, real-time data, other investment software, and investment indexes, as well as several print and online publications focusing on stocks, mutual funds, personal finance, and other investing topics. In 2009, we developed a beta version of Morningstar QuoteSpeed, a new web-based solution that delivers real-time market data through a simplified desktop application. In addition to real-time market information, QuoteSpeed provides users with access to Morningstar’s fundamental data, news, analysis, and more. QuoteSpeed will be available as a stand-alone application or as a module through platforms such as Morningstar.com, Direct, Office, and Advisor Workstation. We also created a new Enterprise Data Management business that helps institutions outsource certain business operations to Morningstar, including creating investment profiles, aggregating account data, performance reporting, and consolidating and managing data feeds from multiple sources.

With our purchase of Logical Information Machines, Inc. (LIM) at the end of 2009, we added a new analytical software application, which delivers a comprehensive, real-time solution for research, analysis, and trading for institutional clients. LIM is an analytical software service that aggregates financial and energy data from a large number of sources. LIM’s software lets clients query these multiple data sets simultaneously. The majority of LIM’s clients are in the energy and commodities industries.

In 2009, about 31.6% of Investment Information segment revenue was from outside of the United States.

Most of our products for individual investors target experienced investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners.

We sell our advisor-related products both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing enterprise to use our products. Our institutional clients include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan sponsors and providers. We also have data reselling agreements with third-party providers of investment tools and applications, allowing us to increase the distribution of our data with minimal additional cost.

We believe the Investment Information segment has a modest amount of seasonality. We’ve historically had higher revenue in the second quarter because we hold an investment conference then. Sales for other products, such as Morningstar.com, tend to be slightly lower over the spring and summer months. Other products in this segment generally have not shown marked seasonality.

Our largest customer in the Investment Information segment made up approximately 3% of segment revenue in 2009.

Licensed Data

Our Licensed Data service gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Licensed Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Licensed Data through electronic data feeds and provide daily updates to clients. Pricing for Licensed Data is based on the number of funds or other securities covered, the amount of information provided for each security, and the level of distribution.

In 2009, we introduced a new browser-based interface that allows clients who license proprietary data for their marketing materials to access Morningstar’s proprietary statistics and images in a format easily used by designers and web developers. We also added interfaces that allow clients to view, search, and sort data on their desktops, or export the data to their own applications. We launched an alert feed that highlights relevant changes in a fund’s status and proprietary statistics, as well as additional descriptive data on separate accounts. We introduced a series of manager benchmarks based on our new institutional categories, as well as other specialized investment groupings and client-customizable benchmarks. We continued to expand our fundamental data on stocks around the world.

We rebranded Tenfore Systems Limited (acquired in December 2008) as Morningstar Real-Time Data and integrated many of Morningstar’s data sets, including fundamental equity data and research. We also began providing 24-hour support to our Real-Time Data clients.

We introduced a new Ownership Database toward the end of the year, which provides security ownership information and position changes on individual stocks. Following our acquisition of Fundamental Data Limited in 2008, in 2009 we created a new Traded Funds Center, which includes all global data on closed-end and exchange-traded funds. We also launched the Morningstar Pension and Endowment Center, which provides insight into the largest pensions and endowments and the underlying investments used in these types of plans.

For Licensed Data, our primary competitors are Bloomberg, FactSet Research Systems, Interactive Data Corporation, Standard & Poor’s, and Thomson Reuters.

Licensed Data was our largest product in 2009 and accounted for 19.1%, 15.6%, and 13.6% of our consolidated revenue in 2009, 2008, and 2007, respectively.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm’s back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, ETFs, hedge funds, closed-end funds, 529 plans, offshore funds, and pension and life funds.

As of December 31, 2009, about 149,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two versions: Morningstar Office (formerly Advisor Workstation Office Edition) for independent financial advisors and a configurable enterprise version for financial advisors affiliated with larger firms. Morningstar Advisor Workstation includes four core modules:  Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, including tools for defined contribution plans; Morningstar Retirement Income Strategist, a financial planning application that helps advisors create retirement income plans for their clients; Morningstar Portfolio Builder, which helps advisors quickly produce sound client portfolios; Morningstar Annuity Analyzer, which helps advisors screen and analyze variable annuity contracts and subaccounts; and Morningstar Hypothetical Illustrator. These applications can be purchased as stand-alone products or combined as part of a full Workstation license.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the level of functionality offered. We typically charge about $3,100 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. For clients who purchase more limited tools-only licenses, the price per user is substantially less. We generally charge $5,400 per user for an annual license for Morningstar Office.

In 2009, we upgraded our defined contribution module and alert capabilities, created a newer and more flexible version of Hypothetical Illustrator, and launched a new version of Annuity Analyzer.

We incorporated additional functionality and content, including Target-Date Fund Series Reports, a new version of the Analyst Research Center, and a Roth IRA calculator. We also expanded our sales efforts for Portfolio Builder in several markets outside the United States. With Morningstar

Office, we introduced an enhanced client web portal, added more investment data, and expanded back-office services that handle daily importing and reconciliation of client accounts.

Major competitors for Morningstar Advisor Workstation and Morningstar Office include Advanced Sales, Advent Software, ASI, Junxure, MoneyGuide Pro, SunGard, and Thomson Reuters.

Morningstar Advisor Workstation is our second-largest product based on revenue and made up 13.7%, 12.8%, and 12.5% of our consolidated revenue in 2009, 2008, and 2007, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com in the United States, which includes both Premium Membership revenue and Internet advertising sales. As of December 31, 2009, the free membership services offered through Morningstar.com had more than 7.3 million registered users worldwide, who have access to comprehensive data on stocks, mutual funds, exchange-traded funds, hedge funds, commodities, options, bonds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray, which helps investors reduce risk and understand key characteristics of their portfolios, and a variety of other portfolio tools.

We also offer free local websites for investors in 35 countries around the world, including new sites launched in Estonia, India, Iceland, Ireland, Latvia, Lithuania, and Thailand in 2009.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,700 stocks, 1,700 mutual funds, and 300 exchange-traded funds, as well as Analyst Picks and Pans, Stewardship Grades, and Premium Stock and Fund Screeners. We currently offer Premium Membership services in Australia, China, the United Kingdom, and the United States.

In 2009, we re-launched our site for individual investors in Australia supported by a significant branding campaign. The product integrates Your Money Weekly content with managed funds data and research. With the new site, we now offer qualitative research that was previously available only to professionals to individual investors in this market.

For Morningstar.com in the United States, in 2009 we added real-time stock and ETF quotes, as well as expanded market data. During the year we also doubled the number of free articles published to about 40 per week and introduced a new mobile application for the iPhone. In its December 2009 issue, Kiplinger’s Personal Finance magazine named Morningstar.com as one of two best investing websites.

In early 2010, we acquired the Footnoted.org website and the Footnoted Pro service, which provide insight and analysis gathered from corporate SEC filings. We plan to make some content from Footnoted.org available on Morningstar.com.

Morningstar.com competes with the personal finance websites of AOL Money & Finance, Google Finance, The Motley Fool, MSN Money, Seeking Alpha, The Street.com, Yahoo! Finance, and The Wall Street Journal Online.

As of December 31, 2009, we had 150,473 paid Premium subscribers for Morningstar.com in the United States plus an additional 16,000 paid Premium subscribers in Australia, the United Kingdom, and China. We currently charge $19.95 for a monthly subscription, $179 for an annual subscription, $299 for a two-year subscription, and $399 for a three-year subscription for Morningstar.com’s Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com (including local language versions outside of the United States) is one of our five largest products based on revenue and accounted for 8.2% of our consolidated revenue in 2009, compared with 9.1% of our consolidated revenue in 2008 and 9.0% in 2007.

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

In 2009, we made several key enhancements to Morningstar Direct, including a new Presentation Studio that allows clients to create reusable templates of customized presentations, reports, and fact sheets; improved capabilities for performance attribution; and expanded performance reporting, importing, and batch scheduling. We also added new data on fund flows; descriptive text on separate accounts; Target Date Fund Series Reports; more specialized fund categories; qualitative analyst reports and ratings; and data on unit investment trusts. We introduced local language versions of Morningstar Direct in China and Italy in 2009 and plan to launch additional versions in Spain, France, and Germany in 2010.

For Morningstar Direct, our primary competitors are eVestment Alliance, FactSet Research Systems, Markov Processes International, Strategic Insight, Thomson Reuters, and Zephyr Associates in the United States, and Europerformance, Feri, FinEx, Mercer, MoneyMate, and Style Research in non-U.S. markets.

Morningstar Direct had 3,524 licensed users worldwide as of December 31, 2009.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $16,000 for the first user, $10,500 for the second user, and $8,000 for each additional user.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 35,844 subscriptions as of December 31, 2009. The modules offered in Principia provide data on mutual funds, stocks, separate accounts, variable annuity/life subaccounts, closed-end funds, defined contribution plans, asset allocation, presentations and education, and exchange-traded funds. Each module is available separately or together and features searching, screening, and ranking tools. Principia allows advisors to create integrated portfolios for clients and offers three-page Portfolio Snapshot reports that provide a comprehensive picture of the client’s portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the

National Association of Securities Dealers for financial advisors to distribute and review with their clients.

In 2009, we began offering electronic delivery for Principia, which allows us to deliver data to customers faster and at lower cost. We introduced a new CAMS (Client Account Manager Service) module that incorporates the portfolio accounting and performance reporting functionality we acquired through our purchase of Financial Computer Support, Inc. in 2008. We also introduced new functionality for point-in-time historical analysis, portfolio comparisons, and investment policy statements.

Principia prices generally range from approximately $710 per year for monthly updates on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $7,535 for all investment universes plus additional modules for asset allocation, defined contribution plans, and portfolio management.

Major competitors for Principia include Standards & Poor’s and Thomson Reuters.

Morningstar Site Builder and Licensed Tools

We offer an extensive set of online tools and editorial content that institutional clients can license to use in their websites and software products. Within the United States, we offer Morningstar Site Builder, a set of integrated tools, content, and reports that investment firms can easily add to their existing advisor websites. Outside of the United States, we offer Licensed Tools, which can be customized to meet the needs of international audiences. Clients can select from more than 30 customizable investment tools for retail and advisor websites or purchase modules focusing on screening and performance tools, editorial commentary and educational articles, and goal planning and portfolio analysis. Site Builder and Licensed Tools can be customized to analyze a set of investments, focus on client-defined data points, or perform calculations required by specific products or services. We also offer licenses for investment research and portfolio analysis tools. Morningstar Site Builder and Licensed Tools can be integrated with a client’s existing website and allow users to drill down into the underlying data when researching a potential investment.

In 2009, we added several new tools to the Site Builder suite, including Portfolio Planner, Retirement Analyzer, Watchlist, News, Ticker Tape, and IRA Calculators as well as a new administrative tool. We have also launched new charting capabilities, market monitoring tools, and real-time market data.

We also added several new tools to our Licensed Tools offerings outside the United States, including Portfolio Planner, Asset Allocator, real-time market data, and new equity tools, including Stock Quickrank and Stock Reports.

Major competitors for Morningstar Site Builder and Licensed Tools include Interactive Data Corporation, QuoteMedia, Thomson Reuters, and Wall Street On Demand.

Pricing for Morningstar Site Builder and Licensed Tools depends on the audience, the level of distribution, and the scope of information and functionality licensed.

Newsletters and Other Publications

We offer a variety of print and electronic publications about investing. Some of these include Morningstar Mutual Funds, a reference publication that features our signature one-page reports on approximately 1,500 mutual funds; Morningstar FundInvestor, a monthly newsletter that provides information and insight on 500 of the most popular mutual funds and a list of 150 Analyst

Picks; Morningstar StockInvestor, a monthly newsletter that focuses on companies with strong competitive positions and stock prices that we believe are low enough to provide investors with a margin of safety; and the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook, a definitive study of historical capital markets data in the United States. In addition, we offer several other investment newsletters and a series of books about investing and personal finance, which are available directly from us and in bookstores.

Our Investment Information segment also includes several publications for investors in Australia, including IFA Magazine, Australia’s leading magazine for independent financial advisors, and Your Money Weekly, which focuses on investment recommendations and portfolios ideas for companies listed in Australia.

In 2009, we created companion websites for two of our publications. We also moved Your Money Weekly in Australia to an online format that integrates content from the magazine with data and research on managed investment funds.

Our print publications compete with Agora Publishing, Forbes, InvestorPlace Media, The Motley Fool, and Value Line in the United States and Intelligent Investor, InvestSmart, and The Rivkin Report in Australia.

Morningstar Equity Research

As of December 31, 2009, we offered independent equity research on approximately 2,000 companies. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm’s competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company’s economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company’s competitive advantage relative to other companies. For the remaining stocks included in our database, we offer quantitative grades for growth, profitability, and financial health, as well as an explanation of the company’s business operations. We currently deliver our equity research to individual investors as part of our Premium Membership service on Morningstar.com, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

From June 2004 through July 2009, we also provided independent equity research to six major investment banks under the terms of the Global Analyst Research Settlement. For further discussion about this issue, see Item 1A — Risk Factors.

We currently provide analyst reports on virtually all of the most widely held stocks in the S&P 500 index, as well as numerous companies included in other major indexes. We had approximately 108 stock analysts around the world as of December 31, 2009, compared with 128 as of December 31, 2008.

In 2009, we entered into an agreement with the NASDAQ OMX Group, Inc. to provide equity research profile reports on more than 3,600 NASDAQ OMX-listed companies. In January 2010, we announced an expanded agreement with NASDAQ OMX that gives NASDAQ-listed companies the option of contracting with NASDAQ OMX for comprehensive analyst research reports provided by Morningstar.

We also began publishing credit ratings on 100 of the largest corporate issuers in 2009. In 2010, we plan to produce credit ratings for up to 1,000 companies currently covered by our equity analyst team. The ratings are available on Morningstar.com, and we offer forecasts and scores underlying the ratings to our institutional equity research clients.

Our Equity Research services compete with The Applied Finance Group, Credit Suisse HOLT, Renaissance Capital, Standard & Poor’s, Value Line, Zacks Investment Research, and several smaller research firms. Competitors for our fixed-income credit research include Credit Sights, Egan-Jones, Fitch, Gimme Credit, Moody’s, and Standard & Poor’s.

Pricing for Morningstar Equity Research varies based on the level of distribution, the number of securities covered, the amount of custom coverage required, and the length of the contract term.

Morningstar Indexes

We offer an extensive set of investment indexes that can be used to benchmark the market and create investment products. Our index family includes a series of U.S. equity indexes that track the U.S. market by capitalization, sector, and investment style; a dividend index; a focused stock index capturing performance of “wide moat” stocks with the most attractive valuations; a series of bond indexes that track the U.S. market by sector and term structure; global bond indexes; commodity indexes; and asset allocation indexes. Investment firms can license the Morningstar Indexes to create investment vehicles, including mutual funds, ETFs, and derivative securities. We charge licensing fees for the Morningstar Indexes, with fees consisting of an annual licensing fee as well as fees linked to assets under management.

We currently license the Morningstar Indexes to several institutions that offer exchange-traded funds or exchange-traded notes based on the indexes, including Barclays Global Investors, First Trust, and Merrill Lynch.

In 2009, we introduced a family of asset allocation indexes that serve as benchmarks for target-date and target-risk investments and expanded our family of commodity- and managed futures- based indexes. We believe we’re the only index provider that offers indexes spanning all asset categories, which allows us to develop indexes that blend various asset classes.

Investment Management Segment

The largest products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded  fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Our client base in this segment includes banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan sponsors and providers. We currently offer investment management services in the United States, Europe, Japan, and Australia. Our license agreements in the Investment Management segment have an average contract term of approximately three years, although some of our agreements allow for early termination.

About 7.7% of Investment Management segment revenue was from outside the United States in 2009.

Many of our largest customers are insurance companies, including variable annuity providers, followed by mutual fund companies and other asset management firms, retirement plan sponsors and providers, broker-dealers, and banks. We plan to develop additional distribution channels to reach other client types, including foundations and endowments, defined contribution plans, defined benefit plans, and wealth management firms. We also expect to continue expanding our Investment Management business outside the United States.

For Morningstar Managed Portfolios, our target audience consists of home offices of insurance companies, broker-dealers, and registered investment advisors, as well as independent financial advisors.

We market our Investment Management services almost exclusively through our institutional sales team, including both strategic account managers and sales representatives within each business unit. We employ a consultative sales approach and often tailor customized solutions to meet the needs of larger institutions. We have a regional sales team responsible for expanding relationships for Morningstar Managed Portfolios.

We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. We also reach approximately 1,900 financial advisors through our Managed Portfolios platform.

The Investment Management segment has not historically shown seasonal business trends; however, business results for this segment are typically more variable because of our emphasis on asset-based fees, which change along with market movements and other factors.

Our largest customer in the Investment Management segment made up approximately 9% of segment revenue in 2009.

Investment Consulting

Our Investment Consulting area provides a broad range of services, many of which emphasize investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities. We offer Investment Consulting services through Morningstar Associates, LLC, Morningstar Associates Europe, Ltd,  Ibbotson Associates, Inc., Ibbotson Advisors, LLC, and Intech Pty Ltd, which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc. We emphasize contracts where we’re paid a percentage of assets under management for ongoing investment management and consulting, as opposed to one-time relationships where we’re paid a flat fee.

Morningstar Associates generally focuses on a small number of large relationships, focusing on customized solutions that improve the investor experience and help our clients build their businesses.

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

In 2009, Morningstar Associates introduced several new multimanager portfolios, including one incorporating a risk management overlay and one using managed futures and foreign exchange managers for distribution to accredited investors. We also developed a technology solution that enables advisors or plan sponsors to create time, risk, or hybrid models to select funds for defined contribution plan lineups.

In early 2010, Morningstar Associates announced an agreement with Pax World Funds to create and manage a series of four asset allocation portfolios featuring investment managers who incorporate environment, social, and governance issues in their investment process.

Pax World is the investment advisor to these portfolios, and Morningstar Associates is charged with manager selection, asset allocation, and portfolio construction and monitoring. We invested $8 million as seed money in the portfolios in 2009.

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

Ibbotson provides a range of consulting services, including licensing its asset allocation models, providing consulting services, and acting as a portfolio subadvisor. Ibbotson works with different types of investment options, including mutual funds, variable annuities, and exchange-traded funds, and provides both strategic and dynamic asset allocation services. The group offers consulting services and fund-of-funds subadvisory services, as well as tailored model portfolios, fund classification schemes, and questionnaire design.

In 2009, Ibbotson Associates added capabilities for forecasting and modeling the glide paths of target-maturity funds; launched a lifetime financial advice solution that combines insurance and annuities as part of investors’ portfolios over time; expanded its target-maturity portfolio construction services to large plan sponsors; began specifically incorporating an analysis of statistically unlikely (aka “fat tail”) events in its portfolio construction process for some clients; and introduced alternative investment strategy portfolios for clients in the United States.

Ibbotson is also developing active investment management capabilities based on founder Roger Ibbotson’s liquidity methodology. We launched two seed portfolios in October 2009 with an investment of $2 million to begin establishing a track record for this methodology.

As discussed on page 7, in June 2009 we acquired Intech Pty Ltd, a leading provider of multimanager and investment portfolio solutions in Sydney, Australia, from IOOF Holdings Limited. Intech manages the Intech Investment Trusts, a range of single sector, alternative strategy, and diversified investment portfolios. In 2009, Intech launched several additional unit trusts, including five multimanager solutions and two trusts emphasizing different levels of growth and income. We rebranded Intech under the Ibbotson name in February 2010.

Our Investment Consulting business competes primarily with Mercer, Mesirow Financial, Russell Investments, Watson Wyatt, and Wilshire Associates, as well as some smaller firms in the retirement consulting business and various in-house providers of investment advisory services.

Pricing for the consulting services we provide through Morningstar Associates and Ibbotson Associates is based on the scope of work and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for a mutual fund or variable annuity.

Investment Consulting was our third-largest product based on revenue in 2009 and accounted for 13.3%, 15.5%, and 17.4% of our consolidated revenue in 2009, 2008, and 2007, respectively.

Retirement Advice

We have two Retirement Advice offerings that help retirement plan participants plan and invest for retirement: Morningstar Retirement Manager (offered by Morningstar Associates) and Advice by Ibbotson (offered by Ibbotson Associates).

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

In 2009, we introduced a new advisory service for individuals in retirement that provides recommendations for drawing down their portfolios to create sustainable income and managing their remaining assets. We also created a custom models platform that enables retirement plan sponsors and advisors to develop custom retirement date, lifestyle, or blended portfolios using the plans investment lineup.

As of December 31, 2009, approximately 11.2 million plan participants had access to Morningstar Retirement Manager through approximately 83,000 plan sponsors and 16 plan providers. Pricing for Morningstar Retirement Manager depends on the number of participants, as well as the level of service we provide.

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

In 2009, we launched our proprietary Advice by Ibbotson technology platform serving defined contribution plan providers; expanded the services available in Advice by Ibbotson to provide financial advice to retirement plan participants through all stages of their lives (including wealth accumulation, transition, and retirement); began incorporating simulations of statistically unlikely (aka “fat tail”) events in Advice by Ibbotson’s wealth-forecasting process for defined contribution plans; and enhanced our reporting capabilities for retirement-plan sponsors and plan participants.

As of December 31, 2009, approximately 9.5 million plan participants had access to Advice by Ibbotson through approximately 68,000 plan sponsors and seven plan providers. Pricing for Advice by Ibbotson depends on the number of participants, as well as the level of service we provide.

In the retirement advice market, we compete primarily with Financial Engines, Guided Choice, and ProManage.

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

We had approximately $2.1 billion in assets under management with about 1,900 financial advisors using the service as of December 31, 2009. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client’s average daily portfolio balance. Fees for our mutual fund and exchange-traded fund portfolios generally range from 30 to 40 basis points. We charge 55 basis points for the Select Stock Baskets, which are a managed account service consisting of individually customized stock portfolios based on Morningstar’s proprietary indexes and independent equity research.

In 2009, Morningstar Investment Services introduced a series of Lifetime Wealth Portfolios in partnership with Ibbotson Associates and a large insurance company. The Lifetime Wealth Portfolios incorporate insurance as an integral part of an asset allocation. The solution builds on Ibbotson’s “Human Capital” concept, which models the value and risk of an individual’s human capital and recommends a face value of life insurance (or an annuity) to hedge that capital. As a first-of-its-kind solution, the portfolios help to define and contextualize an investor’s insurance needs within a holistic financial plan.

For Morningstar Managed Portfolios, our primary competitors are Brinker Capital, Curian Capital, Envestnet PMC, FundQuest, and SEI Investments.

The Morningstar Managed Portfolios program is offered through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc.

Marketing and Sales

We promote our print, software, web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking and forecasting sales and other tasks to support our sales team. Across our business, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 400 sales and marketing professionals on staff as of December 31, 2009.

International Operations

We conduct our business operations outside of the United States, which have been increasing as a percentage of our consolidated revenue, through wholly owned or majority-owned operating subsidiaries doing business in each of the following countries: Australia, Canada, France, Germany, India, Italy, Japan, Korea, the Netherlands, New Zealand, Norway, People’s Republic of China (both Hong Kong and the mainland), Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, and the United Kingdom. See Note 4 of the Notes to our Consolidated

Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

In addition, we hold minority ownership positions in operating companies based in Denmark, Japan, and Sweden. As of December 31, 2009, we owned approximately 34% of the outstanding shares in Morningstar Japan K.K. (Morningstar Japan) and our share had a market value of approximately $28.5 million. Morningstar Japan is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 7 of the Notes to our Consolidated Financial Statements for information on our investments in unconsolidated entities.

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

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks or service marks that we use:

Advice by Ibbotson ®	Morningstar ® Managed Portfolios SM
Hemscott ®	Morningstar ® Managed Portfolios SM Select Stock Baskets
Ibbotson Associates®	Morningstar Market BarometerSM
Ibbotson ® SBBI ®	Morningstar ® Mutual Funds TM
Morningstar ® Advisor Workstation SM	Morningstar OfficeSM
Morningstar ® Advisor Workstation SM Enterprise Edition	Morningstar ® Ownership Zone SM
Morningstar ® Analyst Research Center	Morningstar® Pension & Endowment CenterSM
Morningstar® Annuity AnalyzerSM	Morningstar ® Portfolio Builder SM
Morningstar® Back Office ServicesSM	Morningstar ® Portfolio X-Ray ®
Morningstar Direct SM	Morningstar ® Principia ®
Morningstar® Enterprise Data Management	Morningstar Qualitative Rating™
Morningstar ® Equity Research Services SM	Morningstar Rating TM
Morningstar ® Essentials TM	Morningstar® Real-Time Data
Morningstar ® ETFInvestor TM	Morningstar ® Retirement Income Strategist SM
Morningstar ® FundInvestor TM	Morningstar ® Retirement Manager SM
Morningstar ® Global Document Library SM	Morningstar ® Site Builder SM
Morningstar® Hypothetical IllustratorSM	Morningstar ® Stewardship Grade SM
Morningstar® Institutional Equity Research ServicesSM	Morningstar ® StockInvestor TM
Morningstar® Investment Guide	Morningstar Style Box TM
Morningstar ® Investment Profiles TM	Morningstar® Traded Fund CenterSM
Morningstar ® Licensed Data SM	Morningstar ® Wide Moat Focus SM Index
Morningstar ® Licensed Tools and Content	Morningstar.com ®

In addition to trademarks, we currently hold several patents in the United States, United Kingdom, and Canada. We are in the process of registering another patent in the United States. We believe these patents represent our commitment to developing innovative products and tools for investors.

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

We believe market movements generally have more influence on our performance than seasonality. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2009, our largest customer accounted for less than 5% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past five years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our major competitors include Thomson Reuters; Standard & Poor’s, a division of The McGraw-Hill Companies; Bloomberg; and Yahoo!. These companies have financial resources that are significantly greater than ours. We also have a number of smaller competitors in our two business segments, which we discuss in Business Segments, Products, and Services above.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment analysis and analytics, design, product reliability, and value of the products and services provided.

Major Competitors by Product

	Licensed Data	Investment Consulting	Morningstar Advisor Workstation	Morningstar.com	Principia	Morningstar Direct
Advent Software			•		•
Bloomberg	•			•		•
eVestment Alliance	•					•
FactSet Research Services	•					•
Financial Express	•		•
Interactive Data Corporation	•
News Corporation*				•
Standard & Poor’s	•		•		•
Thomson Reuters**	•		•		•	•
Wilshire Associates		•				•
Yahoo!				•
Zephyr Associates						•

*    News Corporation includes Dow Jones, MarketWatch, and SmartMoney

**  Thomson Reuters includes Lipper

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have also built a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2009, our technology team consisted of approximately 500 programmers and technology and infrastructure professionals.

In 2009, 2008, and 2007, our development expense represented 8.0%, 8.0%, and 8.1%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

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

As of December 31, 2009, four of our subsidiaries, Ibbotson Associates, Inc., Ibbotson Associates Advisors, LLC, Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions.

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

We provide each of our investment advisor companies with financial, operational, and administrative support. However, each of them operates independently from each other and from other areas of Morningstar, using separate personnel and supervisory structures and making independent investment decisions.

Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (Exchange Act) and a member of FINRA. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations, including FINRA. Subject to approval by the SEC, FINRA adopts rules that govern its members. FINRA conducts periodic examinations of the operations of Morningstar Investment Services. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales, capital structure, record-keeping, and the conduct of directors, officers, and employees. Violation of applicable regulations can result in the revocation of a broker-dealer license, the imposition of censures or fines, and the suspension or expulsion of a firm or its officers or employees. Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.

Australia

Our subsidiaries that provide financial information services in Australia, Morningstar Australasia Pty Limited and Intech Fiduciaries Limited, must hold an Australian Financial Services License and submit to the jurisdiction of the Australian Securities and Investments Commission (ASIC). This license requires them to maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

United Kingdom

Morningstar Associates Europe Limited is authorized and regulated by the U.K. Financial Services Authority as an investment advisor. As an authorized firm, this company is subject to the requirements and regulations of the Financial Services Authority. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements.

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

Employees

We had approximately 2,600 employees as of December 31, 2009, including approximately 480 data analysts, 75 designers, 290 investment analysts (including consulting and quantitative research analysts), 490 programmers and technology staff, and 400 sales and marketing professionals. Our employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 26, 2010, we had 13 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	53	Chairman, Chief Executive Officer, and Director
Chris Boruff	44	President, Advisor Software
Peng Chen	39	President, Ibbotson Associates, Inc.
Scott Cooley	41	Chief Financial Officer
Bevin Desmond	43	President, International Division and Institutional Software
Catherine Gillis Odelbo	47	President, Equity Research
Tao Huang	47	Chief Operating Officer
Kunal Kapoor	34	President, Individual Investor Software
Elizabeth Kirscher	45	President, Data Services
Don Phillips	47	President, Fund Research and Managing Director
Patrick Reinkemeyer	44	President, Morningstar Associates LLC
Richard Robbins	47	General Counsel and Corporate Secretary
David W. Williams	49	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from our inception to 1996 and from 2000 to the present. He holds a bachelor’s degree in business administration from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business. He is a member of the board of directors for Trans Union LLC.

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

Peng Chen

Peng Chen has been president of Ibbotson Associates, Inc. since August 2006. Prior to Morningstar’s acquisition of Ibbotson in 2006, he served as Ibbotson’s managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He received a bachelor’s degree in industrial management engineering from Harbin Institute of Technology and master’s and doctorate degrees in consumer economics from The Ohio State University.

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

Catherine Gillis Odelbo

Catherine Gillis Odelbo was president of our Individual segment from 2000 through 2008 and became president of our equity research business in 2009. She joined us in 1988 as a mutual fund analyst and from 1999 to 2000 served as senior vice president of content development for the company, as well as publisher and editor of our stock and closed-end fund research. She holds a bachelor’s degree in American history from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business.

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

Elizabeth Kirscher

Elizabeth Kirscher has been president of our data services business since 2000. She is responsible for managing our investment databases and related products. She joined us in 1995 as a major accounts manager in our institutional sales area. From 1998 to 1999, she served as international product manager and worked on the launch of Morningstar Japan. From 1999 to 2000, she was director of sales and business development for Morningstar.com and marketed Morningstar.com data and tools to other websites. She holds a bachelor’s degree from Vassar College and a master’s degree in business administration from the Columbia Business School at Columbia University.

Don Phillips

Don Phillips has been a managing director since 2000 and in 2009 took on additional responsibilities as president of fund research. He is responsible for overseeing our research on mutual funds, exchange-traded funds, and alternative investments, as well as our corporate communications area. He joined us in 1986 as our first analyst. He served as our vice president and publisher from 1991 to 1996, as our president from 1996 to 1998, and as our chief executive officer from 1998 to 2000. He has served on our board of directors since August 1999. He also serves on the board of directors for Morningstar Japan. He holds a bachelor’s degree from the University of Texas and a master’s degree from The University of Chicago.

Patrick Reinkemeyer

Patrick Reinkemeyer has been president of Morningstar Associates, LLC since October 2004. He is responsible for Morningstar’s Investment Consulting and Retirement Advice businesses. He joined us in 1996 and directed our print and software variable annuity/life products from 1996 to 1997. From 1998 until 2001, he was director of Morningstar’s Investment Consulting business. From 2001 until October 2004, he served as president of Investment Consulting. He holds a bachelor’s degree in history from Middlebury College and a master’s degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst (CFA) designation and is a member of the Investment Analysts Society of Chicago.

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

Company Information

We were incorporated in Illinois on May 16, 1984. Our corporate headquarters are located at 22 West Washington Street, Chicago, Illinois, 60602.

We maintain a website at http://corporate.morningstar.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these documents are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the SEC. We also post quarterly press releases on our financial results and other documents containing additional information related to our company on this site. We provide this website and the information contained in or connected to it for informational purposes only. That information is not part of this Annual Report on Form 10-K.

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

In 2009, our five largest products based on revenue (Licensed Data, Morningstar Advisor Workstation, Investment Consulting, Morningstar.com, and Morningstar Direct) accounted for approximately 61% of our consolidated revenue. We believe that sales of these products and services will continue to make up a substantial portion of our consolidated revenue for the foreseeable future. If we experience a significant decline in sales of any of these products for any reason, it would have a material adverse impact on our revenue and could harm our business.

During 2008 and 2009, two of our Investment Consulting clients did not renew their contracts. Combined, these contracts represented about $17 million in annual revenue in 2008.

From June 2004 through July 2009, we also had significant revenue from the independent equity research we provided under the terms of the Global Analyst Research Settlement. In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement (the Global Analyst Research Settlement) with the SEC, the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement was designated for independent research over a period of five years, with the independent research provided by companies that are not engaged in the investment banking industry.

The period during which investment banks were required to provide independent equity research to their clients expired in July 2009. As a result, our Equity Research revenue has declined significantly; the loss of revenue associated with the Global Analyst Research Settlement accounting for approximately $9.4 million of the decline in our consolidated revenue in 2009.

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

Failing to differentiate our products and continuously create innovative, proprietary research tools may negatively impact our competitive position and business results.

We attribute much of our company’s success over the past 25 years to our ability to develop innovative, proprietary research tools. We cannot guarantee that we will continue to successfully develop new product features and tools that differentiate our product offerings from those of our competitors. If tools similar to Morningstar’s proprietary tools become more broadly available through other channels, our competitive position and business results may suffer.

If we do not maintain and increase the number and contract value of our subscriptions and license agreements, our operating results could suffer.

We generate a substantial portion of our revenue from subscriptions and license agreements. In general, our subscriptions are paid in advance. We may be obligated to refund a portion of prepaid subscription fees when a customer cancels. Subscription cancellations may have a negative impact on our revenue and cash position. Our license agreements, which typically do not allow for cancellation, have terms ranging from one to three years. Our future success depends on our maintaining (through renewals) and increasing (through new subscriptions and license agreements) the number of customers who pay for our investment research and services, as well as the price they’re willing to pay. Further, if the market for our products and services develops more slowly than we expect, or declines, and the number of customers who pay for our services does not increase, or declines, our business, operating results, or financial condition could suffer.

Consolidation among our clients may adversely impact our competitive position, our relationships with our clients, and business results.

Industry consolidation in the financial services sector has accelerated over the past several years. We can’t predict the impact on our business if one of our clients is acquired. We may lose business following an acquisition of one of our clients if we’re not able to continue providing services or expand our business with the combined organization. Any loss of business because of increased consolidation could have a negative effect on our revenue and profitability.

Our reputation and business may be harmed by allegations made about possible conflicts of interest.

We offer products and services to our institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional clients have generated a significant percentage of our consolidated revenue in recent years. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. We also provide investment advisory and investment management services. The fact that our institutional clients pay us for certain products and services, as well as the fact that in some cases we make investment recommendations within the framework of client constraints, may create the perception that our ratings, research, and recommendations are not impartial.

This perception may undermine the confidence of our customers and potential customers in our reputation as a provider of independent research. Any such loss of confidence or damage to our reputation could hurt our business.

Our investment advisory operations may subject us to liability for any losses that result from a breach of our fiduciary duties.

Our investment advisory operations involve fiduciary obligations that require us to act in the best interests of our clients. We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. The recent market downturn may increase the likelihood of legal action and claims that we have breached our fiduciary duties. Because we provided investment advisory services on more than $61.4 billion in assets as of December 31, 2009, we could face substantial liabilities if we breach our fiduciary duties.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

Changes in laws applicable to our investment advisory operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are a growing part of our overall business. Our acquisitions of Ibbotson Associates in 2006 and Intech Pty Ltd in 2009 substantially increased our business in this area. We’ve also expanded the investment advisory services we offer outside the United States through Morningstar Associates Europe and other subsidiaries. The securities laws and other laws that govern our activities as a registered investment advisor in the United States are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA.

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

Our operations outside of the United States have expanded to $129.2 million in revenue in 2009 from $89.7 million in 2007. Several of our recent acquisitions have added to our business operations in Europe, Australia, and other areas outside the United States. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

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

The increasing concentration of data and development work carried out at our offshore facilities may have a negative impact on our business operations, products, and services.

We now have approximately 600 employees working in our data and technology development center in Shenzhen, China, or about one-fourth of our total workforce. Over the past several years, we have been moving a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide, particularly because of our increasing reliance on this facility.

Following the Hemscott acquisition, we have approximately 150 employees who work at our data collection facility in New Delhi, India, which may also be subject to political and regulatory risk. Like the Shenzhen operation, this facility also involves operational risks for our network infrastructure.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

The global financial crisis that began in 2007 became significantly worse throughout 2008. Because of problems associated with investments in subprime mortgage and other securities, many high-profile companies in the financial sector declared bankruptcy, were acquired, accepted funding from the U.S. government, or otherwise restructured their operations.

In response to these events, the global financial markets showed unusually high levels of volatility in 2007 and 2008. Although conditions improved in 2009, we believe the disruption in the financial markets continues to cause investor uncertainty and pressure on consumer discretionary spending. The market downturn also led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Following the financial crisis in 2007 and 2008, many institutional clients became more cautious and price-sensitive. Some of them also implemented additional review processes for new contracts or began to provide certain services, particularly investment advisory services, in-house rather than hiring external service providers.

We can’t predict how long this situation will persist or what its ultimate impact will be on our financial results. If financial markets around the world experience negative performance and volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer. Our business results may also be impacted by negative trends in Internet advertising sales. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, which are beyond our control.

Our revenue from asset-based fees may be impacted by market declines as well as the impact of cash outflows.

Our fee-based asset management business has become more important to our financial results. In 2009, revenue from asset-based fees made up approximately 12% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. Revenue from asset-based fees made up 12% of consolidated revenue in 2009, compared with 13% in 2008 and 16% in 2007. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect that our fee-based revenue will show a corresponding decline.

Our results could suffer if the mutual fund industry experiences slower growth.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 25 years, but suffered along with the market downturn in 2008 and early 2009. Global mutual fund assets declined to about $22.3 trillion as of September 30, 2009, down from a peak of $26.1 trillion in 2007. Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could reduce investor interest and investment activity in this area. A slower growth rate or downturn in mutual fund assets could decrease demand for our products.

Failing to successfully integrate acquisitions could harm our business.

We’ve completed numerous acquisitions over the past three years, including six acquisitions in 2009. We cannot guarantee that we will successfully integrate the employees, product lines, business systems, and operations following any acquisition. We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations, particularly if numerous acquisitions are in process at the same time. Financing an acquisition could result in dilution from issuing equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring debt.

Acquisitions might also result in losing key employees. We may fail to successfully complete an acquisition, investment, or joint venture. We may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

We may be unable to generate adequate returns on our cash and investment balance if we cannot identify attractive investment opportunities.

We held a total of $342.6 million in cash and investments as of December 31, 2009. Because of generally low prevailing interest rates on high-quality fixed-income securities, the rate of return we can generate with our cash and investment balance is relatively low. We have used portions of our cash and investment balance to finance acquisitions over the past several years. We cannot guarantee that we will be able to find suitable acquisition opportunities in the future. As mentioned above, we may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

We could be subject to fines, penalties, or other sanctions as a result of an investigation by the New York Attorney General’s Office related to some of the services Morningstar Associates, LLC provides.

As we originally disclosed in 2004, the New York Attorney General’s Office is conducting an investigation related to some of the products and services offered by Morningstar Associates, LLC. See Item 3—Legal Proceedings for a description of these matters. We cannot predict the scope, timing, or outcome of these matters, which may include the institution of administrative, civil, injunctive, or criminal proceedings, the imposition of fines and penalties, and other remedies and sanctions, any of which could lead to an adverse impact on our stock price, the inability to attract or retain key employees, and the loss of customers. We also cannot predict what impact, if any, these matters may have on our business, operating results, or financial condition. We have not established any reserves relating to these matters.

The availability of free or low-cost investment information could lead to lower demand for our products and adversely affect our financial results.

Investment research and information relating to publicly traded companies and mutual funds is widely available for little or no cost from various sources, including the Internet and public libraries. Investors can also access information directly from publicly traded companies and mutual funds. The Interactive Data Electronic Applications (IDEA) database available through the SEC website provides real-time access to SEC filings, including annual, semi-annual, and quarterly reports. Financial information and data is also widely available in XBRL (eXtensible Business Reporting Language), and many brokerage firms provide financial and investment research to their clients. The widespread availability of free or low-cost investment information may make it difficult for us to maintain or increase the prices we charge for our publications and services and could lead to a lower demand for our products. A loss of a significant number of customers would hurt our financial results.

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

Customers routinely input personal investment and financial information, including portfolio holdings and credit card information, on our websites. We could be subject to liability if we were to inappropriately disclose any user’s personal information or if third parties were able to penetrate our network security or otherwise gain access to any user’s name, address, portfolio holdings, or credit card information. Any such event could subject us to claims for unauthorized credit card purchases, impersonation or other similar fraud claims, or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information.

We could face liability for the information we publish, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings on corporate credit issuers. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, and transfer agents. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others.

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

As of December 31, 2009, Joe Mansueto, our chairman and chief executive officer, owned approximately 53% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

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

We believe our business has relatively large fixed costs and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a larger decline in operating income. A substantial portion of our operating expense is related to personnel costs, marketing programs, office leases, and other infrastructure spending, which generally cannot be adjusted quickly. Our operating expense levels are based on our expectations for future revenue. If actual revenue falls below our expectations, or if our expenses increase before revenues do, our operating results would be materially and adversely affected. In addition, we do not provide earnings guidance or hold one-on-one meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage on our stock, our stock price may be volatile. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

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

In the past, we’ve granted options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2009, our employees and non-employee directors held options to acquire 2,677,577 shares of common stock, 2,668,034 of which were exercisable at a weighted average price of approximately $16.54 per share and 9,543 were not exercisable. As of December 31, 2009, there were 721,019 restricted stock units outstanding, which have an average remaining vesting period of 32 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. Some holders have elected to defer when shares are issued, and many holders satisfy tax withholding obligations by forfeiting the right to have some of their shares issued. To the extent that option holders exercise outstanding options to purchase common stock and shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Stock option exercises and other factors may create volatility in our cash flows.

Our cash provided by financing activities primarily consists of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised if the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) exceeds the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock at vesting is greater than the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value that will be realized. Because of this uncertainty, there may be additional volatility in our cash flows from financing activities.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2009, we lease approximately 310,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 260,000 square feet of office space in 19 countries around the world. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

Business Logic

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson’s prior commercial relationship with Business Logic. Business Logic is alleging that Ibbotson Associates and Morningstar violated Business Logic’s rights by using its trade secrets to develop a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, injunctive relief and unspecified damages. While Morningstar and Ibbotson Associates are vigorously contesting the claims against them, we cannot predict the outcome of the proceeding.

Online News Link LLC

In October 2009, Online News Link LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other providers of online information alleging that each defendant infringes U.S. Patent No. 7,508,789, which relates to ways for delivering online information. Online News Link seeks, among other things, unspecified damages and costs incurred by Online News Link because of defendants’ infringing activities. The complaint does not include specific allegations against Morningstar. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

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

•                  Securities and Exchange Commission

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

•                  United States Department of Labor

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

•                  New York Attorney General’s Office

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

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

	2009		2008
	High	Low	High	Low
First Quarter	$38.60	$26.70	$77.81	$58.00
Second Quarter	45.69	30.37	76.95	53.67
Third Quarter	48.56	35.61	71.54	52.51
Fourth Quarter	54.75	46.00	61.86	25.78

As of February 22, 2010, the last reported price on the Nasdaq Global Select Market for our common stock was $44.33 per share and there were approximately 1,500 shareholders of record of our common stock.

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

Rule 10b5-1 Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 15, 2010:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 15, 2010	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/04/09	12/31/10	1,034,050	Shares to be sold ratably over the course of the plan	106,964	24,740,510
Chris Boruff President, Advisor Software	08/25/09	05/01/10	15,000	Shares to be sold under the plan if the stock reaches specified prices	—	144,180
Cheryl Francis Director	08/11/09	12/17/10	12,000	Shares to be sold under the plan if the stock reaches specified prices	4,500	28,354
Steve Kaplan Director	08/05/09	05/31/10	725	Shares to be sold under the plan on a specified date	—	67,776
Liz Kirscher President, Data Services	11/23/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	107,876
Cathy Odelbo President, Equity Research	08/13/08	12/31/10	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	76,165
Richard Robbins General Counsel and Corporate Secretary	11/11/09	12/31/10	5,000	Biweekly increments of up to 500 shares	—	23,801
Paul Sturm Director	08/28/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	4,000	104,438
David Williams Managing Director, Design	09/10/08	12/31/10	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	84,640

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2009, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2010 and restricted stock units that will vest by March 1, 2010. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2009. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2009, 2008, and 2007 and Consolidated Balance Sheet Data as of December 31, 2009 and 2008 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2006 and 2005 and Consolidated Balance Sheet Data as of December 31, 2007, 2006, and 2005 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data (in thousands except per share amounts)	2005	2006	2007	2008	2009

Revenue	$227,114	$315,175	$435,107	$502,457	$478,996
Operating expense	180,634	237,648	317,853	363,338	353,676
Operating income	46,480	77,527	117,254	139,119	125,320
Non-operating income, net	3,199	4,164	6,229	4,252	2,934
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change	49,679	81,691	123,483	143,371	128,254
Income tax expense	20,224	32,975	51,255	51,763	47,095
Equity in net income of unconsolidated entities	1,662	2,787	1,694	1,321	1,165
Consolidated income before cumulative effect of accounting change	31,117	51,503	73,922	92,929	82,324
Cumulative effect of accounting change, net of tax of $171	—	259	—	—	—
Consolidated net income	31,117	51,762	73,922	92,929	82,324
Net (income) loss attributable to noncontrolling interests	—	—	—	(397)	132
Net income attributable to Morningstar, Inc.	$31,117	$51,762	$73,922	$92,532	$82,456

Net income per share attributable to Morningstar, Inc.:
Basic	$0.79	$1.26	$1.71	$2.01	$1.71
Diluted	$0.70	$1.11	$1.53	$1.88	$1.66

Weighted average common shares outstanding:
Basic	39,392	41,176	43,216	46,139	48,112
Diluted	44,459	46,723	48,165	49,213	49,793

Other Consolidated Financial Data ($000)	2005	2006	2007	2008	2009
Consolidated revenue	$227,114	$315,175	$435,107	$502,457	$478,996
Revenue from acquisitions	(2,443)	(36,434)	(44,226)	(27,125)	(29,590)
Unfavorable (favorable) impact of foreign currency translations	(694)	(793)	(3,808)	(1,850)	8,987
Revenue excluding acquisitions and impact of foreign currency translations (organic revenue) (1)	$223,977	$277,948	$387,073	$473,482	$458,393

Stock-based compensation expense (2):
Stock options (liability method)	$2,810	$—	$—	$—	$—
Stock options (equity method)	8,085	7,169	6,475	3,710	1,002
Restricted stock units (equity method)	—	1,406	4,503	7,571	10,591
Total stock-based compensation expense	$10,895	$8,575	$10,978	$11,281	$11,593

Cash used for investing activities (3)	$(16,913)	$(129,002)	$(102,838)	$(179,124)	$(174,675)
Cash provided by financing activities (4) (8)	$25,256	$33,983	$52,465	$47,630	$30,394

Cash provided by operating activities	$48,445	$98,677	$112,368	$152,446	$96,182
Capital expenditures	(7,451)	(4,722)	(11,346)	(48,519)	(12,372)
Free cash flow (5)	$40,994	$93,955	$101,022	$103,927	$83,810

Consolidated Balance Sheet Data As of December 31 ($000)	2005	2006	2007	2008	2009

Cash, cash equivalents, and investments	$153,190	$163,751	$258,588	$297,577	$342,553
Working capital	90,374	70,021	149,723	180,295	237,218
Total assets	296,311	447,838	649,307	803,940	919,583
Deferred revenue (6)	71,155	100,525	129,302	130,270	127,114
Long-term liabilities (7)	6,756	10,952	23,166	34,570	35,830
Total equity (7) (8)	173,714	269,423	408,303	535,929	676,874

(1)

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

(2)

Prior to our initial public offering in May 2005, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Stock-Based Compensation, we used two accounting methods. For options granted under plans that may have required us to settle the options in cash, we used the liability method. Under this method we recorded a liability for a vested option equal to the difference between the option exercise price and the fair value of the shares of common stock underlying the option at the end of the reporting period. If this fair value increased over the reporting period, we recorded an expense and, if it decreased, we recorded income. For options granted under plans that did not require us to settle the options in cash, we used the equity method. Under this method we calculated the fair value of the option at the time of grant using a Black-Scholes model and recorded expense over the vesting period. In each year, our aggregate stock-based compensation expense reflects the impact of options granted in prior years. Subsequent to our initial public offering, we no longer settle stock options for cash and as a result, all of options are accounted for under the equity method.

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)). In 2006, we began granting restricted stock units. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Income.

Refer to Note 10 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(3)

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information concerning cash used for investing activities.

(4)

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

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

(7)

In the second quarter of 2005, upon completion of our initial public offering, we reclassified $24.9 million, related to stock options accounted for as long-term liabilities, to additional paid-in capital.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Annual Report on Form 10-K, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others, general industry conditions and competition, including current global financial uncertainty; the impact of market volatility on revenue from asset-based fees; damage to our reputation resulting from claims made about possible conflicts of interest; liability for any losses that result from an actual or claimed breach of our fiduciary duties; financial services industry consolidation; a prolonged outage of our database and network facilities; challenges faced by our non-U.S. operations; and the availability of free or low-cost investment information.

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

Understanding Our Company

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants. Many of our products are sold through subscriptions or license agreements. As a result, we typically generate recurring revenue.

Morningstar has two operating segments: Investment Information and Investment Management. The Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees. We emphasize a decentralized approach to running our business to empower our managers and to create a culture of responsibility and accountability.

Historically, we have focused primarily on organic growth by introducing new products and services and marketing our existing products. However, we have made and expect to continue to make selective acquisitions that support our five key growth strategies, which are:

•                  Enhance our position in key market segments by focusing on our three major Internet-based platforms;

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
Institutions
Geography
Canada
United States
Denmark*
France
Germany
Holland
Italy
Norway
South Africa
Spain
Sweden*
Switzerland
United Kingdom
China
India
Japan
Korea
Singapore
Taiwan
Thailand
Australia
New Zealand
*countries where we hold minority ownership positions

Key Business Characteristics

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years.

For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under advisement. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and

Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 12% of our consolidated revenue in 2009.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. The businesses we acquired over the past several years have similar business models, and as a result, we acquired their deferred revenue. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $127.1 million as of December 31, 2009 and $130.3 million as of December 31, 2008. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

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

•     Development. This category includes compensation expense for programmers, designers, and other employees who develop new products and enhance existing products. In some cases, we capitalize the compensation costs associated with certain development projects. This reduces the expense that we would otherwise report in this category. We amortize these capitalized costs over the estimated economic life of the software, which is generally three years, and include this expense in depreciation and amortization.

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

•     Depreciation and amortization. Our capital expenditures consist of computers, leasehold improvements, and capitalized product development costs related to certain software development projects. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized product development costs over their estimated economic life, which is generally three years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years.

International Operations

We have majority-owned operations in 19 countries outside of the United States and include these in our consolidated financial statements. We account for our minority-owned investments in Japan, Denmark, and Sweden using the equity method.

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

•                  Revenue (including organic revenue);

•                  Operating income (loss); and

•                  Free cash flow, which we define as cash provided by or used for operating activities less capital expenditures.

Organic revenue is considered a non-GAAP financial measure under Securities and Exchange Commission (SEC) regulations. We define organic revenue as consolidated revenue excluding acquisitions and foreign currency translations. We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business.

Free cash flow is also considered a non-GAAP financial measure. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate the performance of our business. Free cash flow is not equivalent to any measure of performance required under U.S. generally accepted accounting principles (GAAP) and should not be considered an indicator of our overall financial performance or liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

To evaluate how successful we’ve been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter’s actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2010.

The Year 2009 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Following the severe market downturn in 2008, the U.S. market rebounded sharply by the end of 2009. Despite continued negative performance in the first quarter of 2009, the equity market gained 28.5% for the year as measured by Morningstar’s U.S. Market Index, a broad market index. Global markets also rallied, as did most fixed-income investments.

Total U.S. mutual fund assets rose to $11.1 trillion as of December 31, 2009, compared with $9.6 trillion as of December 31, 2008, based on data from the Investment Company Institute (ICI). Although aggregate cash flows to mutual funds were strong for the year, investors continued to show caution by heavily favoring fixed-income funds rather than equity funds. U.S. stock funds had negative net cash flows for the year, although less so than in 2008. Global mutual fund assets showed a similar trend, with total assets rising after 2008’s decline, but asset flows weighted toward fixed-income portfolios.

The downturn in 2008 also led to contraction in the number of funds. The number of mutual funds in the United States fell to about 7,700 in 2009 (excluding multiple share classes) from 8,000 in 2008, based on data from the ICI. Global mutual funds also contracted, with the number of funds totaling 66,000 as of September 30, 2009, compared with more than 69,000 as of September 30, 2008, based on ICI data.

Despite strong market performance in 2009, we estimate that hedge funds included in Morningstar’s database had about $55 billion in net outflows through December 31, 2009, compared with about $57 billion for the same period in 2008. However, many hedge-fund categories had positive inflows later in the year.

Exchange-traded funds continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2009 with $784.9 billion in assets under management based on Morningstar’s data, up from $533.4 billion at the end of 2008.

Based on data from Nielsen/Net Ratings, aggregate page views and the number of unique users for financial and investment sites in 2009 both declined by about 5% to 10% compared with 2008, while the amount of time spent per visit was down more. We attribute these trends to the unusual level of market volatility in 2008, which increased investor interest in financial and investment sites in the year-ago period. Although unique users and page views for Morningstar.com also declined during 2009, the site continued to perform well based on metrics such as pages viewed per visit and time spent per visit.

Economic uncertainty continued to weigh on the global advertising market. Magna, a division of Interpublic Group, estimates that industry-wide revenue for online advertising was down about 3% in 2009. Although online advertising has held up better than other areas as advertisers have continued to shift spending from traditional media to the Internet, we believe that spending in the financial services area remains under pressure. Following 2009’s downturn in advertising sales, several surveys conducted by the American Marketing Association and other organizations have projected moderate increases in overall ad spending for 2010.

Asset managers and other financial services firms continued to consolidate in the wake of the global financial crisis. If one of our clients is acquired, we may lose business if we’re not able to continue providing services or expand our business with the combined organization.

The financial crisis of 2009 and 2008 caused sharp cutbacks in investment research spending by institutional clients and financial advisors, many of whom had staff layoffs or other reductions in spending. We believe individual investors also reduced discretionary spending because of the weak economic environment in 2009.

Despite spending pressures, we believe our clients continue to find value in our services. Some of our products allow clients to streamline the number of third-party applications they use and save money. We’ve also created a new Enterprise Data Management business that offers back-office service bureau and performance reporting operations to financial advisors. By outsourcing these services, clients can leverage our infrastructure and capabilities to offload non-core tasks and save money.

The global financial crisis has led to increased regulatory scrutiny of financial services around the world. In Germany and France, for example, independent financial advisors have been under pressure to provide more written evidence for their advice to clients. Hong Kong regulators recently implemented increased regulatory requirements for risk disclosure to retail clients.

The United Kingdom’s Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and an emphasis on “whole of market” investment solutions, is scheduled to come into effect at the end of 2012. Because advisors will be obligated to give clients a choice of all investment vehicles (including funds, ETFs, and structured products) and demonstrate that they consider different investment options without bias, we believe it may increase the business need for investment information on multiple investment types, which we offer through products such as Morningstar Direct and Morningstar Advisor Workstation.

The Obama administration has proposed numerous financial regulatory reforms. We don’t believe the majority of these reforms would have a direct impact on our business, although they will likely impact many of our clients. Several proposed regulations may also impact investment advice and retirement plans, including additional regulations on asset custody, privacy, and other investor protection issues. We continue to monitor the potential impact of these proposed regulations on our business.

Overall, we remain cautious because of the difficult market environment, which persisted in the wake of the financial crisis that began in 2007. Despite the recent upturn in the U.S. equity market, we believe asset management firms and other financial services companies continue to carefully scrutinize their spending levels, creating additional pricing pressure and increasing the time required to close new business and renewals. On the positive side, however, we believe some of the uncertainty in the financial services sector began easing during 2009, with business trends improving toward the end of the year. As discussed in more detail in the Consolidated Operating Income section below, in early 2010 we began phasing in some of the benefits and other compensation-related expenses we previously reduced.

Performance Summary

The list below summarizes the key accomplishments and challenges that our management team has highlighted related to our 2009 performance:

Accomplishments

•      We completed six acquisitions, four of which were outside the United States. These acquisitions represent approximately $38 million in annual revenue. We increased our ownership interest in Morningstar Korea, making it one of our majority-owned operations. We also integrated many capabilities from previous acquisitions.

•      We continued investing in our three key web-based platforms, Morningstar.com, Morningstar Advisor Workstation, and Morningstar Direct. Licensed Data had strong renewal rates and ranks as our largest product by revenue. Morningstar Direct continued its strong growth and now ranks as our fifth-largest product by revenue.

•      We expanded our research offerings, including the launch of corporate credit ratings on 100 public companies; basic profile reports for NASDAQ-listed companies; target-date fund series ratings and research reports for 20 of the largest fund series; qualitative research and ratings for more than 830 European and Asian funds; and a Global Fund Investor Experience study across 16 countries.

•      In our Investment Management segment, we continued our work in custom target-date funds and lifetime financial advice and expanded our consulting services internationally.

•      We added database coverage of more than 75,000 securities and expanded our fundamental data on global stocks and exchange-traded funds.

•      We created a new Enterprise Data Management business that offers back-office service bureau and performance reporting operations to financial advisors.

Challenges

•      Despite an upturn in the market, revenue declined for the second time in our history, and operating income fell 10%. Many of our clients were cutting budgets, reducing staff, and experiencing the effects of industry consolidation, all of which had a direct impact on our business.

•      We had lower revenue for Investment Consulting because one client did not renew its contract in the fourth quarter of 2008 and another client did not renew its contract in May 2009.

•      The independent equity research we provided to six banks under the terms of the Global Analyst Research Settlement ended in July 2009. As a result, equity research revenue was $9.4 million lower in 2009 versus 2008.

•      Internet advertising sales were down sharply, Premium Membership subscriptions for Morningstar.com fell 15%, and revenue for Morningstar Principia was down for the year.

•      Our 2009 results include a total of $9.5 million in operating expense related to two unanticipated matters. We recorded a $6.1 million operating expense related to adjusting the tax treatment of some stock options that were originally considered incentive stock options, and we incurred $3.4 million in operating expense for penalties related to the timing of deposits for taxes withheld on stock option exercises from 2006 through 2009.

Consolidated Results

($000)	2009	2008	2007	2009 Change	2008 Change
Revenue	$478,996	$502,457	$435,107	(4.7)%	15.5%
Operating income	125,320	139,119	117,254	(9.9)%	18.6%
Operating margin	26.2%	27.7%	26.9%	(1.5)pp	0.8pp

Cash used for investing activities	$(174,675)	$(179,124)	$(102,838)	(2.5)%	74.2%
Cash provided by financing activities	30,394	47,630	52,465	(36.2)%	(9.2)%

Cash provided by operating activities	$96,182	$152,446	$112,368	(36.9)%	35.7%
Capital expenditures	(12,372)	(48,519)	(11,346)	(74.5)%	327.6%
Free cash flow	$83,810	$103,927	$101,022	(19.4)%	2.9%

pp—percentage point(s)

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion on page 43 for more detail.

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

The table below shows the periods in which we included each acquired operation in revenue from acquisitions:

Revenue from Acquisitions
2007
2008
2009
J F M A M J J A S O N D J F M A M J J A S O N D J F M A M J J A S O N D
Global financial filings database business of Global Reports LLC
20
31
Equity research and data business of C.P.M.S. Computerized Portfolio Mgmt Services, Inc.
1
31
Andex Associates, Inc.
1
31
Intech Pty Ltd
30
31
Canadian Investment Awards and Gala
17
31
Logical Information Machines, Inc.(1)
Hemscott data, media, and investor relations website businesses
9
8
Financial Computer Support, Inc.
2
1
Fundamental Data Limited
2
1
10-K Wizard Technology, LLC
4
3
Tenfore Systems Limited
17
16
InvestData (Proprietary) Limited
29
28
Mutual fund data business from Standard & Poor's
16
15
Hedge fund and separate account database division of InvestorForce, Inc.
1
31
Aspect Huntley Pty Limited
1
24
Ibbotson Associates, Inc.
1
28
Total ($mil)
$44.2
$27.1
$29.6

(1) Logical Information Machines, Inc. was acquired on December 31, 2009 and did not impact 2009 revenue from acquisitions.

Consolidated Revenue

In 2009, our consolidated revenue decreased 4.7% to $479.0 million. We had about $29.6 million in incremental revenue from acquisitions during the year, mainly reflecting additional revenue from Tenfore Systems Limited (Tenfore), as well as 10-K Wizard Technology, LLC (10-K Wizard), the equity research and data business from C.P.M.S. (CPMS), Intech Pty Limited (Intech), Fundamental Data Limited (Fundamental Data), and others. However, this was more than offset by lower organic revenue, largely reflecting a drop in revenue from Investment Consulting as well as lower Equity Research revenue related to the Global Analyst Research Settlement. Investment Consulting revenue declined because two clients did not renew their contracts, one in October 2008 and the other in May 2009. The Global Analyst Research Settlement period expired in July 2009.

Our 2009 results also suffered because of the continuing effects of the severe market downturn in 2008, which put pressure on client budgets and led to consolidation among some of our clients. Our organic growth rate decelerated during 2008 because of these adverse market conditions and continued deteriorating during the first half of 2009. While our organic revenue was down for the year, we believe the trend in the second half is encouraging. Our organic revenue fell 10.2% in the third quarter of 2009, but only 6.6% in the fourth quarter.

Our consolidated revenue increased 15.5% to $502.5 million in 2008, reflecting positive organic growth for the year as well as new revenue from acquisitions, with the majority driven by the Hemscott businesses we acquired in January 2008. Acquired operations contributed $27.1 million of revenue and represented 6 percentage points of our consolidated revenue growth in 2008.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

2009 vs. 2008 ($000)	2009	2008	Change
Consolidated revenue	$478,996	$502,457	(4.7)%
Revenue from acquisitions	(29,590)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
Organic revenue	$458,393	$502,457	(8.8)%

2008 vs. 2007 ($000)	2008	2007	Change
Consolidated revenue	$502,457	$435,107	15.5%
Revenue from acquisitions	(27,125)	—	NMF
Favorable impact of foreign currency translations	(1,850)	—	NMF
Organic revenue	$473,482	$435,107	8.8%

2007 vs. 2006 ($000)	2007	2006	Change
Consolidated revenue	$435,107	$315,175	38.1%
Revenue from acquisitions	(44,226)	—	NMF
Favorable impact of foreign currency translations	(3,808)	—	NMF
Organic revenue	$387,073	$315,175	22.8%

While organic revenue and acquisitions had the most significant impact on revenue in 2009 and 2008, we also enjoyed a benefit from foreign currency translations because of the weakness in the U.S. dollar during 2007 and the first half of 2008. Late in 2008, the currency trend reversed. As a result, foreign currency translations reduced revenue by nearly $9.0 million in 2009.

Revenue for our Investment Information segment, which accounts for about 81% of company-wide revenue, declined by 1% in 2009, as the lower revenue across various product lines was partially offset by revenue from acquisitions. Acquisitions contributed $25.9 million to segment revenue in 2009.

Investment Management segment revenue was down 17.4% in 2009, driven by the two Investment Consulting non-renewals mentioned above. Combined, these contracts represented about $17 million of revenue in 2008. Acquisitions contributed $3.7 million to segment revenue in 2009.

In 2008, Investment Information segment revenue rose 19.3%. Acquisitions contributed $27.1 million to segment revenue for the year. Software products, including Morningstar Advisor Workstation and Morningstar Direct, were the largest drivers behind the revenue increase. Licensed Data was another significant contributor to revenue growth, and investment research revenue also rose for the year.

Investment Management segment revenue rose 3.7% in 2008. Total assets under advisement for Investment Consulting declined approximately 32%, partly driven by the market downturn as well as the impact of one client not renewing its contract. New client wins for Ibbotson Associates partly offset the impact of these factors.

Revenue from international operations increased as a percentage of total revenue in 2009 and 2008. Our non-U.S. revenue increased to 27.0% of consolidated revenue in 2009, compared with 24.2% in 2008 and 20.6% in 2007. Several of our recent acquisitions have extensive operations outside the United States. The majority of our international revenue is from Europe, Australia, and Canada. Acquisitions contributed $23.4 million to international revenue in 2009 and $19.4 million in 2008.

Foreign currency translations reduced revenue by approximately $9.0 million in 2009, reversing the trend from 2008, when foreign currency translations had a positive impact of $1.9 million. Excluding acquisitions and the impact of foreign currency translations, our non-U.S. revenue declined 5.5% in 2009 and increased 11.7% in 2008.

International organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP. The tables below present a reconciliation from international revenue to international organic revenue:

2009 vs. 2008 ($000)	2009	2008	Change
International revenue	$129,160	$121,436	6.4%
Revenue from acquisitions	(23,371)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
International organic revenue	$114,776	$121,436	(5.5)%

2008 vs. 2007 ($000)	2008	2007	Change
International revenue	$121,436	$89,680	35.4%
Revenue from acquisitions	(19,426)	—	NMF
Favorable impact of foreign currency translations	(1,850)	—	NMF
International organic revenue	$100,160	$89,680	11.7%

2007 vs. 2006 ($000)	2007	2006	Change
International revenue	$89,680	$44,276	102.5%
Revenue from acquisitions	(31,690)	—	NMF
Favorable impact of foreign currency translations	(3,808)	—	NMF
International organic revenue	$54,182	$44,276	22.4%

Our five largest products based on revenue—Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Morningstar Direct—made up about 61% of consolidated revenue in 2009. While the percentage of revenue made up by our top five products has remained relatively consistent over the past three years, the relative size of products within the top five has changed each year. Licensed Data became our largest product in 2008 and continued increasing as a percentage of revenue in 2009, partly because of incremental revenue from Tenfore, 10-K Wizard, and Fundamental Data. Investment Consulting moved down to become the third-largest product in 2009, while Morningstar Direct moved up to become the fifth-largest product because of continued license growth.

In 2009, as a part of the changes to our organizational structure with a focus on our global product lines, we no longer include Morningstar Site Builder as part of Morningstar Advisor Workstation. Site Builder consists of a set of integrated tools, content, and reports that investment firms can seamlessly add to their existing advisor websites. In addition, we’re continuing to globalize the Premium subscriptions and advertising revenue generated by Morningstar.com websites, which operate in a variety of markets. As a result, we now include advertising revenue for all non-U.S. sites as part of Morningstar.com and have reclassified prior-year product revenue for consistency with current-year presentation. These reclassifications did not have any impact on the order of our top five products in 2008 or 2007.

Top Five Products (Segment) 2009	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$91,524	19.1%
Morningstar Advisor Workstation (Investment Information)	65,673	13.7%
Investment Consulting (Investment Management)	63,748	13.3%
Morningstar.com (Investment Information)	39,454	8.2%
Morningstar Direct (Investment Information)	29,968	6.3%

Top Five Products (Segment) 2008	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$78,329	15.6%
Investment Consulting (Investment Management)	77,757	15.5%
Morningstar Advisor Workstation (Investment Information)	64,222	12.8%
Morningstar.com (Investment Information)	45,684	9.1%
Principia (Investment Information)	27,791	5.5%

Top Five Products (Segment) 2007	Revenue ($000)	% of Consolidated Revenue
Investment Consulting (Investment Management)	$75,595	17.4%
Licensed Data (Investment Information)	59,207	13.6%
Morningstar Advisor Workstation (Investment Information)	53,755	12.4%
Morningstar.com (Investment Information)	39,367	9.0%
Principia (Investment Information)	28,760	6.6%

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we’ve been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past five years:

In 2009, we estimate that our retention rate for subscription-based products, such as Principia, Morningstar.com Premium Membership service, and print and online newsletters, was on the higher end of the range between 55% and 60%, down from 60% to 65% in 2008. For contract-based products and services, we estimate that our weighted average renewal rate was on the low end of the range between 80% and 85% and was down about 9.5 percentage points from our renewal rate in 2008. The decline in renewal rates in 2009 was largely driven by the end of the Global Analyst Research Settlement period. Excluding this factor, the 2009 renewal rate declined about 3 percentage points from 2008. This decline reflects lower renewal rates for several product lines, including Investment Consulting, institutional software, and advisor software. Many of our clients were cutting budgets, reducing staff, and experiencing the effects of industry consolidation during 2009. The figure for contract-based products includes the impact of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

Consolidated Operating Expense

($000)	2009	2008	2007
Operating expense	$353,676	$363,338	$317,853
% change	(2.7)%	14.3%	33.7%

% of revenue	73.8%	72.3%	73.1%
Change	1.5pp	(0.8)pp	(2.3)pp

Our consolidated operating expense decreased $9.6 million, or 2.7%, in 2009. To better align operating expense with revenue in a challenging business environment, we took a number of steps to reduce costs beginning in 2008, with the largest cutbacks effective January 1, 2009. We changed our bonus plan in 2009 to reduce bonus expense, our single largest discretionary cost. As a result, bonus expense was down about $28.9 million in 2009. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

We also suspended matching contributions to our 401(k) program in the United States, which reduced operating expense by about $6.6 million. In addition, we reduced discretionary spending in travel, advertising, and marketing. Travel costs were about $4.5 million lower in 2009. Advertising and marketing costs declined by $4.3 million in 2009. We’ve been carefully evaluating spending in this area and cutting back on programs with lower returns. In addition, we discontinued three publications previously published, which contributed to lower marketing expense in 2009.

The positive impact of these cost reductions was partially offset by incremental costs from acquisitions. We completed six acquisitions in 2009 and six in 2008. Because of the timing of these acquisitions, our 2009 results include operating expense that did not exist in 2008. Headcount and salary expense increased year over year, partly because of incremental employees added through acquisitions. We had approximately 2,605 employees worldwide as of December 31, 2009, a 9.7% increase, from 2,375 employees as of December 31, 2008. We added approximately 170 employees through acquisitions over the 12 months ending December 31, 2009. The remainder of the increase in headcount reflects continued hiring for our development center in China.

The cost reductions were further offset by a total of $9.5 million of operating expense for two separate matters. First, we recorded a $6.1 million operating expense related to adjusting the tax treatment of certain stock options that were originally considered incentive stock options (ISOs). In 1998, 1999, and 2000, we granted ISOs to many employees. Upon exercise, ISOs typically have a favorable tax treatment for the employee relative to the tax treatment for non-qualified stock options (NQSOs). In 2009, we determined that certain ISOs granted to one former and two current executives should have been treated as NQSOs for the executives’ and our income tax purposes. As a result, Morningstar will pay these individuals a total of $4.9 million to compensate for the difference in tax treatment. We also recorded $1.2 million, primarily for potential penalties related to this matter. This $6.1 million expense is included in our operating expenses as a general and administrative expense.

Second, we recorded an operating expense of $3.4 million for penalties related to the timing of deposits for taxes withheld on stock option exercises. The expense impacted each of our operating expense categories, with approximately half recorded as general and administrative expense. For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service (IRS) guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties was part of an IRS audit that began in 2009 and concluded in early 2010. We have concluded the matter with the IRS and have increased the frequency of deposits for taxes withheld on stock option exercises.

Our operating expense in 2009 also includes additional rent expense of $2.7 million to increase a liability related to vacant office space, primarily for the former Ibbotson headquarters. We increased the liability because we anticipate receiving lower sublease income and expect it will take more time than previously estimated to identify a tenant.

Despite significant reductions to bonus expense, operating expense as a percentage of revenue increased 1.5 percentage points in 2009, mainly driven by the $9.5 million of incremental operating expenses described above and other expense increases.

In 2008, our consolidated operating expense increased $45.4 million, or 14.3%. Compensation-related expense, excluding bonuses, accounted for two-thirds of the increase in 2008, mainly because of a 38% increase in worldwide headcount and higher sales commission expense. Lower bonus expense partially offset these increases. We had approximately 2,375 employees worldwide as of December 31, 2008, compared with 1,720 as of December 31, 2007. Approximately half of the growth in headcount was from acquisitions. In addition, in 2008 we hired 50 employees for the Morningstar Development Program, a two-year rotational training program for entry-level college graduates. Bonus expense declined $2.1 million because of lower growth in our financial performance compared with the previous year.

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

As a percentage of revenue, operating expense in 2008 declined 0.8 percentage points.

Cost of Goods Sold

($000)	2009	2008	2007
Cost of goods sold	$128,616	$130,085	$113,777
% change	(1.1)%	14.3%	30.8%

% of revenue	26.9%	25.9%	26.1%
Change	1.0pp	(0.2)pp	(1.5)pp

Gross profit	$350,380	$372,372	$321,330
% change	(5.9)%	15.9%	40.8%

Gross margin	73.1%	74.1%	73.9%
Change	(1.0)pp	0.2pp	1.5pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense over the past three years. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold decreased $1.5 million in 2009, with the majority of the decline driven by lower bonus expense and lower fulfillment expense, partially offset by incremental costs from acquisitions.

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

Gross margin declined by about one percentage point in 2009, reversing the trend in the two previous years.

Development Expense

($000)	2009	2008	2007
Development expense	$38,378	$40,340	$35,116
% change	(4.9)%	14.9%	19.1%

% of revenue	8.0%	8.0%	8.1%
Change	—	(0.1)pp	(1.3)pp

Development expense decreased $1.9 million in 2009, mainly because of lower bonus expense, which was partially offset by incremental compensation costs from acquisitions. Development expense as a percentage of revenue in 2009 was consistent with 2008 and 2007.

Sales and Marketing Expense

($000)	2009	2008	2007
Sales and marketing expense	$71,772	$81,651	$68,835
% change	(12.1)%	18.6%	36.0%

% of revenue	15.0%	16.3%	15.8%
Change	(1.3)pp	0.5pp	(0.3)pp

Sales and marketing expense decreased $9.9 million in 2009. Lower bonus expense and advertising and marketing were the two largest factors driving this change, with each contributing about 40% of the decline. We reduced advertising and marketing from higher levels in 2008 because of the challenging business environment. In 2009, we also discontinued three of the publications we previously published in the first quarter of each year—Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150—and therefore didn’t incur costs to promote these publications. Reduced spending on travel, training, and conferences also contributed to the decrease, but to a lesser extent.

Sales and marketing expense increased $12.9 million in 2008. Higher compensation expense, including sales commissions, was the main contributor to the change. In addition, we had incremental costs from acquisitions because of growth in headcount and the number of products and services sold.

As a percentage of revenue, sales and marketing expense decreased about 1 percentage point in 2009, following a slight increase in 2008.

General and Administrative Expense

($000)	2009	2008	2007
General and administrative expense	$82,949	$85,266	$78,868
% change	(2.7)%	8.1%	41.9%

% of revenue	17.3%	17.0%	18.1%
Change	0.3pp	(1.1)pp	0.5pp

General and administrative (G&A) expense decreased $2.3 million in 2009. Most of the decline reflects lower bonus expense included in this category. Decreases in travel, training, and conferences also contributed to lower expense in this area, but to a lesser extent.

These cost reductions were partially offset by the $6.1 million operating expense related to adjusting the tax treatment of certain stock options originally considered incentive stock options as well as an operating expense for the deposit penalty, which contributed $1.8 million to general and administrative expense in 2009. We discuss both of these matters in more detail in the Consolidated Operating Expense section, on page 50.

G&A expense increased $6.4 million in 2008 as lease costs grew. In 2008, lease costs rose because we recorded lease expense for our new Chicago headquarters as well as for the office space we occupied until December 2008. Compensation expense also increased, but was offset by the favorable impact of lower bonus expense. Increases in this cost category were also offset by a $2.1 million reduction in legal and professional fees.

As a percentage of revenue, G&A expense increased 0.3 percentage points in 2009.

Depreciation and Amortization Expense

($000)	2009	2008	2007
Depreciation expense	$12,998	$9,348	$8,488
Amortization expense	18,963	16,648	12,769
Total depreciation and amortization expense	$31,961	$25,996	$21,257
% change	22.9%	22.3%	41.9%

% of revenue	6.7%	5.2%	4.9%
Change	1.5pp	0.3pp	0.1pp

Deprecation expense rose $3.7 million in 2009, primarily from higher depreciation expense associated with our new corporate headquarters. Amortization expense increased $2.3 million in 2009 and $3.8 million in 2008, reflecting amortization of intangible assets related to acquisitions.

As a percentage of revenue, depreciation and amortization increased 1.5 percentage points in 2009.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through December 31, 2009, we estimate that aggregate amortization expense for intangible assets will be $23.4 million in 2010. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our 2009 acquisitions.

Stock-Based Compensation Expense

Stock-based compensation expense is included in each of our operating expense categories, as shown below:

($000)	2009	2008	2007
Cost of goods sold	$2,666	$2,058	$1,706
Development	1,570	1,402	1,256
Sales and marketing	1,587	1,449	1,397
General and administrative	5,770	6,372	6,619
Stock-based compensation expense	$11,593	$11,281	$10,978
% change	2.8%	2.8%	28.0%

% of revenue	2.4%	2.2%	2.5%
Change	0.2pp	(0.3)pp	(0.2)pp

Our stock based compensation expense mainly relates to grants of restricted stock units, and to a lesser extent, to stock options granted in previous years:

($000)	2009	2008	2007
Restricted stock units	$10,591	$7,571	$4,503
Stock options	1,002	3,710	6,475
Stock-based compensation expense	$11,593	$11,281	$10,978

We began granting restricted stock units (RSUs) in May 2006 and made additional grants in 2007, 2008, and 2009, typically in the second quarter of each year. We recognize the expense related to RSUs over the vesting period, which is generally four years. We estimate forfeitures of all stock-based awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. In the second quarters of 2009, 2008, and 2007, we recorded approximately $0.2 million, $0.2 million, and $0.8 million, respectively, of additional stock-based compensation expense as a result of these adjustments.

Our stock-based compensation expense related to RSUs has increased over the past three years, reflecting the additional RSU grants. In contrast, the stock-based compensation expense related to stock options has declined over the past three years reflecting no stock option grants in 2009 and 2008, a small grant in 2007, and that stock options granted prior to 2007 were fully expensed by 2009.

As discussed above, in 2009 we adjusted the tax treatment of certain stock options that were originally considered incentive stock options. This change did not impact the amount of stock-based compensation expense we recorded related to these stock options.

Based on grants made through December 31, 2009, we anticipate that stock-based compensation expense will be $10.3 million in 2010. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

($000)	2009	2008	2007
Bonus expense	$21,019	$49,912	$52,014
% change	(57.9)%	(4.0)%	35.7%

% of revenue	4.4%	9.9%	12.0%
Change	(5.5)pp	(2.1)pp	(0.2)pp

Bonus expense, which we include in each of our operating expense categories, declined $28.9 million in 2009. This reduction reflects changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Overall, bonus expense as a percentage of revenue declined about 5.5 percentage points in 2009.

In 2008, bonus expense declined about $2.1 million, or 4.0%. Bonus expense declined to 9.9% of revenue in 2008, compared with 12.0% in 2007, reflecting the lower operating income growth in 2008 compared with 2007.

The amount of bonus expense is not a fixed cost. Instead, the size of the bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay out annual bonuses to employees in the first quarter of the following year.

Consolidated Operating Income

($000)	2009	2008	2007
Operating income	$125,320	$139,119	$117,254
% change	(9.9)%	18.6%	51.2%

Operating margin	26.2%	27.7%	26.9%
Change	(1.5)pp	0.8pp	2.3pp

Consolidated operating income decreased $13.8 million in 2009, as the $23.5 million decline in revenue was partially offset by a $9.7 million reduction in operating expense. We took a number of steps to reduce our cost structure in 2009—mainly by reducing employee benefit costs and bonus expense. While cost reductions began in 2008, the largest reductions were effective January 1, 2009. We reduced our single largest discretionary cost, bonus expense, by $28.9 million, with changes to the bonus plan in 2009. We also suspended matching contributions to our 401(k) program in the United States, which accounted for about $6.6 million of expense in 2008. In addition, 2008 lease-related costs incurred in the fourth quarter of 2008 did not recur in 2009 because we no longer incur lease costs for both our new and former corporate headquarters in Chicago.

Although we reduced operating expense in several areas with the cost-savings initiatives implemented at the beginning of 2009, we recorded a total of $9.5 million of unanticipated expense for two separate matters, including $6.1 million of operating expense related to adjusting the tax treatment of incentive stock options granted in previous years and $3.4 million of operating expense for penalties related to the timing of deposits for taxes withheld on stock option exercises.

Because operating expense declined at a slower pace than revenue, the 2009 operating margin was down about 1.5 percentage points from 2008’s operating margin. The $9.5 million of operating expense described above represented about 2 percentage points of the margin decline.

In 2010, we began phasing in some of the benefits we temporarily suspended in 2009. We’re now matching 50% of employee contributions (up to 7% of salary) to our 401(k) plan in the United States, compared with a full match up to 7% of salary before 2009. We kept salary levels flat for nearly all of our employees in 2009, but expect to make some moderate compensation increases later in 2010. We’ve also been hiring for some previously unfilled positions.

Consolidated operating income increased $21.8 million in 2008. In 2008, the operating margin increased by 0.8 percentage points partly because of lower bonus expense and legal expense as a percentage of revenue, as well as the $1.6 million decline in product implementation expense associated with the Advice by Ibbotson service. Higher lease expense as a percentage of revenue offset these positive factors and contributed to the lower operating margin growth compared with the two previous years. Incremental costs added by acquisitions, such as amortization of intangible assets and higher compensation costs, also contributed to slower growth in the operating margin.

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

We generated positive free cash flow in 2009, 2008, and 2007 as our cash provided by operating activities has consistently exceeded our level of capital expenditures, as shown below:

($000)	2009	2008	2007	2009 Change	2008 Change
Cash provided by operating activities	$96,182	$152,446	$112,368	(36.9)%	35.7%
Capital expenditures	(12,372)	(48,519)	(11,346)	(74.5)%	327.6%
Free cash flow	$83,810	$103,927	$101,022	(19.4)%	2.9%

Free cash flow fell $20.1 million in 2009, reflecting a $56.2 million decrease in cash provided by operating activities, which was partially offset by a $36.1 million decrease in capital expenditures. Free cash flow increased $2.9 million in 2008, reflecting a $40.1 million increase in cash flow provided by operating activities, which was offset by a $37.2 million increase in capital expenditures.

Cash provided by operating activities: Cash provided by operating activities decreased $56.2 million in 2009. The decline in cash provided by operating activities reflects a lower cash benefit from accrued compensation as well as an increase of $9.6 million for bonus payments. We made bonus payments of $58.9 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008. Bonuses paid in the first quarter of 2009 included $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of bonuses recorded in the prior year. In addition, cash provided by operating activities in 2008 included a $16.3 million benefit from deferred rent, primarily for tenant improvement allowances related to the construction of our new corporate headquarters. This benefit did not recur in 2009. Excess tax benefits declined $9.8 million in 2009 because of a reduction in the number of options exercised and lower average stock prices on the exercise dates.

Cash provided by operating activities increased $40.1 million in 2008 compared with 2007. The increase resulted from the positive impact of higher net income (adjusted for non-cash items) of $43.0 million and an increase in deferred rent of $16.0 million. These increases were offset by the impact of higher cash paid for bonuses of $14.0 million and a decrease in the impact of accrued income taxes and accrued compensation. Deferred rent includes the tenant improvement allowance received in connection with the build-out of our new headquarters. The tenant improvement allowance will be amortized over the lease term as a reduction in office lease expense.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in cash provided by operating activities:

($000)	2009	2008	2007	2009 Change	2008 Change
Consolidated net income	$82,324	$92,929	$73,922	$(10,605)	$19,007
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock option exercises and vesting of restricted stock units	(13,767)	(23,531)	(30,428)	9,764	6,897
Depreciation and amortization expense	31,961	25,996	21,257	5,965	4,739
Stock-based compensation expense	11,593	11,281	10,978	312	303
All other non-cash items included in net income	(1,537)	8,889	(3,214)	(10,426)	12,103
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(58,867)	(49,253)	(35,269)	(9,614)	(13,984)
Cash paid for income taxes	(38,009)	(19,782)	(27,795)	(18,227)	8,013
Accounts receivable	12,364	(658)	(11,723)	13,022	11,065
Deferred revenue	(8,704)	(1,595)	8,401	(7,109)	(9,996)
Income taxes–current	49,685	41,860	53,024	7,825	(11,164)
Accrued compensation	32,138	46,920	58,387	(14,782)	(11,467)
Deferred rent	(790)	16,346	380	(17,136)	15,966
Other assets	2,521	1,573	(3,536)	948	5,109
Reduction of Australian litigation reserve	—	—	(2,091)	—	2,091
Accounts payable and accrued liabilities	(3,654)	3,008	2,729	(6,662)	279
All other	(1,076)	(1,537)	(2,654)	461	1,117
Cash provided by operating activities	$96,182	$152,446	$112,368	$(56,264)	$40,078

In 2009, the decline in cash provided by operating activities was greater than the decline in consolidated net income, reflecting the difference in timing between cash receipts or disbursements and when these items are recognized in revenue or expense. Deferred rent of $16.3 million, primarily for tenant improvement allowances received in connection with the build-out of our new headquarters benefited cash flow in 2008, but did not recur in 2009. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash provided by operating activities. The $18.2 million increase in tax payments as well as the $9.6 million increase in bonuses paid in 2009 compared with 2008 also contributed to the difference between net income and cash provided by operations. A lower cash flow benefit from accrued compensation, primarily reflecting the reduction in the 2009 bonus expense, also contributed to the difference between net income and cash from operations.

The $40.1 million increase in cash provided by operating activities in 2008 outpaced the $19.0 million increase in consolidated net income. The tenant improvement allowance of $16.3 million received in connection with the build-out of our new headquarters represented a significant benefit to cash flow in 2008. Non-cash items included in net income were a primary driver of the difference between net income and cash provided by operations in 2008.

FASB ASC 718, Compensation — Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In 2009, 2008, and 2007 we classified $13.8 million, $23.5 million, and $30.4 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: Capital expenditures decreased $36.1 million in 2009 mainly because of the timing of payments related to our new corporate headquarters in Chicago. In 2008, capital expenditures were $48.5 million, an increase of $37.2 million from 2007. The 2008 increase was almost entirely driven by capital expenditures for our new headquarters.

Segment Results

($000)	2009	2008	2007	2009 Change	2008 Change
Revenue
Investment Information	$386,642	$390,693	$327,372	(1.0)%	19.3%
Investment Management	92,354	111,764	107,735	(17.4)%	3.7%
Consolidated revenue	$478,996	$502,457	$435,107	(4.7)%	15.5%

Operating income
Investment Information	$138,576	$138,902	$114,948	(0.2)%	20.8%
Investment Management	52,889	60,396	55,395	(12.4)%	9.0%
Intangible amortization and corporate depreciation expense	(26,349)	(20,550)	(18,522)	28.2%	10.9%
Corporate unallocated	(39,796)	(39,629)	(34,567)	0.4%	14.6%
Consolidated operating income	$125,320	$139,119	$117,254	(9.9)%	18.6%

Operating margin
Investment Information	35.8%	35.6%	35.1%	0.2pp	0.5pp
Investment Management	57.3%	54.0%	51.4%	3.3pp	2.6pp
Consolidated operating margin	26.2%	27.7%	26.9%	(1.5)pp	0.8pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data; Morningstar Advisor Workstation; Morningstar.com; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. From June 2004 through July 2009, our equity research was distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement (GARS). The period covered by GARS expired at the end of July 2009. The investment banks covered by it are no longer required to provide independent investment research to their clients. For further discussion about this issue, see Item 1A—Risk Factors.

We also sell equity research to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.

We also offer a variety of financial communications and newsletters, other investment software, and investment indexes.

This segment represented 80.7%, 77.8%, and 75.2% of our consolidated revenue in 2009, 2008, and 2007, respectively.

Revenue

Revenue for our Investment Information segment declined $4.1 million in 2009. Acquisitions contributed $25.9 million to segment revenue in 2009, partially offsetting the decline across a number of our product lines. Revenue from our investment research products was down 24.1%, mainly reflecting the end of GARS and, to a lesser extent, lower revenue from investment newsletters. Organic revenue for software product lines was down about 2.2%, driven by declines in the U.S. version of Morningstar.com and, to a much lesser extent, advisor software. These declines were partly offset by higher revenue for institutional software and data-related products and services.

As mentioned above, the period covered by GARS expired at the end of July 2009, and as previously disclosed, our post-settlement equity research revenue was significantly lower in 2009. GARS revenue was $12.5 million in 2009, compared with $21.9 million in 2008. We entered into new equity research contracts with two of the banks that were clients under GARS; however, these contracts only represent about 10% of the previous annual GARS revenue. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. For further discussion about this issue, see Item 1A—Risk Factors.

Revenue from our other investment research products declined in 2009 primarily because of lower revenue from newsletters and books. In the first quarter of 2009, we discontinued three of the print publications we previously published in the first quarter of each year: Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150. Lower advertising revenue from publications sold in Australia and lower revenue from the annual Morningstar Investment Conference held in the second quarter also contributed to the decline.

The U.S. version of Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, was the second-largest driver behind the revenue decline in the segment. Negative trends in Internet advertising drove most of the decrease. In addition, subscriptions for the Morningstar.com Premium service fell by 15.2% to 150,473 as of December 31, 2009, compared with 177,518 as of December 31, 2008 because of negative trends in subscriber growth and new trials. However, we moderately increased subscription prices for Premium Membership in both January 2009 and 2008, which partially offset lower revenue from the subscription decline.

Advisor software revenue was down in 2009, reflecting lower Principia revenue partially offset by higher revenue for Advisor Workstation and other products. Principia subscriptions totaled 35,844 as of December 31, 2009, a 16.7% decrease from 43,019 as of December 31, 2008. The decline partly reflects clients migrating from Principia to Advisor Workstation, but also reflects a lower retention rate as the economic environment weakened.

Advisor Workstation revenue increased in 2009 because of higher revenue in the first half of the year. The number of U.S. licenses for Morningstar Advisor Workstation decreased to 148,392 as of December 31, 2009 compared with 151,874 as of December 31, 2008. The decrease reflects clients migrating to Site Builder and a change in the scope of some licenses, partially offset by new contracts in 2009. In 2009, as a part of the changes to our organizational structure with a focus on our global product lines, we no longer include Morningstar Site Builder as part of Morningstar Advisor Workstation. Site Builder consists of a set of integrated tools, content, and reports that investment firms can seamlessly add to their existing advisor websites. The number of Advisor Workstation licenses reported in 2008 has been adjusted to reflect this change.

Higher revenue from our institutional software and data product lines partially offset the declines in individual and advisor software. Institutional software revenue increased mainly because of Morningstar Direct. The number of licenses for Morningstar Direct grew 19.0% to 3,524 worldwide as of December 31, 2009, compared with 2,961 as of December 31, 2008. Revenue from Licensed Data also increased in 2009.

In 2008, revenue from the Investment Information segment increased $63.3 million. Acquisitions contributed approximately $27.1 million of revenue. Excluding acquisitions, the 2008 revenue expansion was driven by Morningstar Advisor Workstation, Licensed Data, Morningstar Direct, and Morningstar.com.

The number of U.S. licenses for Morningstar Advisor Workstation increased to 151,874 as of December 31, 2008 compared with 150,505 as of December 31, 2007. The revenue growth reflects new client contracts as well as additional users and functionality for existing clients. Part of this growth reflects expansions in the scope of some contracts to full-site licenses (where we include all eligible advisors in our total license count), from tools-only licenses (where we include a smaller number of advisors based on actual usage).

Licensed Data was also a major contributor to organic revenue growth in this segment in 2008, as demand for data feeds and other services remained strong for most of the year. Morningstar Direct also had a positive impact, as the number of licenses for Morningstar Direct totaled 2,961 worldwide as of December 31, 2008, up 32.8% compared with 2,229 as of December 31, 2007.

Morningstar.com Premium Membership and Internet advertising sales contributed to organic revenue growth in 2008, but slowed throughout the year. Subscriptions for Morningstar.com Premium service fell slightly to 177,518 as of December 31, 2008 compared with 180,366 as of December 31, 2007 as general market weakness affected subscriber growth and new trials. In addition, we moderately increased subscription prices for Premium Membership in January 2008. As a result, revenue grew despite the decline in the number of subscriptions.

Operating Income

In 2009, operating income for the Investment Information segment was $138.6 million, a slight decrease compared with 2008, as the $4.1 million decline in revenue was partially offset by lower operating expense.

Operating expense decreased $3.8 million in 2009 as cost reductions for discretionary expense such as bonuses, other compensation expense, and advertising and marketing were partially offset by additional operating expense from acquisitions. Bonus expense declined $11.0 million in 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by $4.3 million in 2009.

Sales and marketing costs decreased $8.3 million in 2009. Most of the decline reflects lower spending on advertising and marketing (primarily direct mail expense) and lower travel costs, which we pared back because of the challenging business environment. As mentioned above, we discontinued three of the publications we previously published in the first quarter of each year, and therefore didn’t incur costs to promote these publications in 2009.

Our Investment Information segment operating margin improved slightly in 2009 because of operating expense reductions partially offset by the impact of acquisitions in 2009.

Operating income for the segment increased $24.0 million in 2008. Operating expense increased $39.3 million, with compensation-related expense generating most of the increase. Incremental costs added from acquired businesses also accounted for a portion of the increase across all cost categories. The operating margin in 2008 grew modestly, up 0.5 percentage points, because operating expense grew at a slower rate than revenue.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund and exchange-traded fund portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients’ taxable and tax-deferred accounts. Acquisitions, primarily the Intech acquisition in Australia, contributed revenue of $3.7 million to this segment in 2009.

This segment represented 19.3%, 22.2% and 24.8% of our consolidated revenue in 2009, 2008, and 2007, respectively.

Revenue

Although revenue declined across all products in the Investment Management segment, Investment Consulting, which has been a leading contributor to revenue growth in previous years, accounted for about three-fourths of the segment’s revenue decline in 2009 and was relatively flat year over year in 2008. Our Investment Consulting business suffered in 2009 because one client did not renew its contract when it expired in the fourth quarter of 2008 and another client did not renew its contract in May 2009. Combined, these contracts represented about $17 million of revenue in 2008.

We provided advisory services on approximately $61.4 billion in assets as of December 31, 2009, compared with approximately $66.2 billion as of December 31, 2008 and approximately $97.5 billion as of December 31, 2007. These asset totals include relationships for which we receive basis-point fees, including consulting and agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; these assets are not included in the total assets reported above. Excluding changes related to contract wins or cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement for Investment Consulting as of December 31, 2009 declined approximately 7.3% compared with December 31, 2008, as assets under advisement from Morningstar Associates declined 27.4%, which was partially offset by assets under advisement from Ibbotson Associates, which increased about 9.0%. The majority of the asset decline in 2009 reflects the loss of one of the contracts discussed above, partially offset by positive market performance, and, to a lesser extent, from net inflows and new client wins in assets under advisement.

Total assets under advisement for Investment Consulting declined approximately 32% as of December 31, 2008 compared with December 31, 2007. In 2008, the U.S. stock market fell about 37% and was the main factor behind the decline in assets for most portfolios. The reduction in assets under advisement compared with 2007 also reflects the client non-renewal in the fourth quarter of 2008. As a result, assets under advisement for Morningstar Associates declined more than the market for the year.

	As of December 31
Assets under advisement for Investment Consulting ($ billions)	2009	2008	2007
Ibbotson Associates	$39.9	$36.6	$40.9
Morningstar Associates	21.5	29.6	56.6
Total	$61.4	$66.2	$97.5

In addition, total assets under management for Intech (now doing business as Ibbotson Associates) were $3.4 million as of December 31, 2009.

Retirement Advice revenue was also down in 2009, although less than Investment Consulting. We primarily earn license-based fees for the advice and guidance services we provide through our Retirement Advice platform, and revenue for these services declined because of several smaller client nonrenewals in 2009. Assets under management for Retirement Advice increased to $15.7 billion as of December 31, 2009, compared with $11.0 billion as of December 31, 2008 and $13.7 billion as of December 31, 2007. In 2008, Retirement Advice revenue was up slightly compared with 2007.

	As of December 31
Assets under management for managed retirement accounts ($ billions)	2009	2008	2007
Advice by Ibbotson	$14.2	$10.0	$12.7
Morningstar Retirement Manager	1.5	1.0	1.0
Total	$15.7	$11.0	$13.7

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide this access.

	As of December 31
Plan Participants (millions)	2009	2008	2007
Advice by Ibbotson	9.5	8.9	6.6
Morningstar Retirement Manager	11.2	8.3	8.8
Total	20.7	17.2	15.4

Plan Sponsors (approximate)	2009	2008	2007
Advice by Ibbotson	68,000	68,000	60,000
Morningstar Retirement Manager	83,000	72,000	75,000
Total	151,000	140,000	135,000

Plan Providers	2009	2008	2007
Advice by Ibbotson	7	7	8
Morningstar Retirement Manager	16	17	22
Total	23	24	30

Morningstar Managed Portfolios also contributed to the segment’s revenue decline in 2009, although to a much lesser extent than Investment Consulting. The lower revenue mainly reflects lower average asset levels during 2009 compared with the same period in 2008. Assets under management for Morningstar Managed Portfolios regained asset levels observed in previous years, ending at $2.1 billion as of December 31, 2009 compared with $1.6 billion as of December 31, 2008 and $2.2 billion as of December 31, 2007. Revenue for Morningstar Managed Portfolios was flat in 2008 compared with 2007.

Operating Income

Operating expense in the segment decreased $11.9 million, or 23.2%, in 2009. The decrease was primarily because of lower bonus and other compensation-related expense, partially offset by the additional operating expense related to the Intech acquisition. Bonus expense declined $10.4 million in 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by $1.3 million in 2009. A slight reduction in product implementation fees related to our Advice by Ibbotson service also contributed to the decrease.

Operating margin was 57.3% in 2009, an increase of 3.3 percentage points over 2008. Lower bonus expense as a percentage of revenue was the main driver of the margin improvement. The decrease in other compensation-related expense also contributed to the margin improvement, although to a much lesser extent. These factors were offset by incremental costs from the Intech acquisition and higher compensation expense as a percentage of revenue.

Operating expense decreased $1.0 million in 2008, driven by lower bonus expense and a reduction in product implementation fees related to our Advice by Ibbotson service. The 2008 expense decrease was partially offset by an increase in compensation expense, excluding bonus.

Operating margin was 54.0% in 2008 compared with 51.4% in 2007. Product implementation fees related to our Advice by Ibbotson service represented 1.6% of revenue in 2007, but were significantly lower in 2008. Lower bonus expense as a percentage of revenue also had a favorable impact on the margin.

Corporate Items

This category includes corporate costs, which we do not allocate to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

($000)	2009	2008	2007
Amortization expense	$18,963	$16,648	$12,769
Depreciation expense	7,386	3,902	5,753
Corporate unallocated	39,796	39,629	34,567
Corporate items	$66,145	$60,179	$53,089
% change	9.9%	13.4%	29.3%

Amortization of intangible assets increased $2.4 million in 2009 and $3.8 million in 2008. We paid $240.1 million for acquisitions during the past three years. As of December 31, 2009 and December 31, 2008, respectively, we had $135.5 million and $119.8 million recorded for net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through December 31, 2009, we estimate that aggregate amortization expense for intangible assets will be $23.4 million in 2010. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense for corporate departments increased $3.5 million in 2009. We relocated to our new corporate headquarters in the fourth quarter of 2008, resulting in higher depreciation expense. Depreciation expense included in this category declined in 2008 because computer equipment and internal product development costs capitalized in previous years were fully depreciated.

Corporate unallocated increased $0.2 million in 2009. In 2009, this category includes $6.1 million of operating expense related to adjusting the tax treatment of certain stock options originally considered incentive stock options, as well as an operating expense for the deposit penalty of $3.4 million. This category also includes a $2.7 million expense to increase lease vacancy reserves, primarily for the former Ibbotson headquarters. These additional costs were almost entirely offset by lower bonus expense and other compensation-related expense, as well as lower travel expense.

Corporate unallocated increased $5.0 million in 2008, primarily because of higher lease expense. Lease costs rose because we recorded lease expense for our new headquarters as well as for the former headquarters space we occupied until December 2008. The higher lease expense was partially offset by a decrease in professional fees. We recorded an expense of $0.9 million related to settling our Australian litigation in 2007, but this expense did not recur in 2008 or 2009.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2009	2008	2007
Equity in net income of unconsolidated entities	$1,165	$1,321	$1,694

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Danmark A/S, Morningstar Sweden AB, and Morningstar Korea Co., Ltd.  In 2009, 2008, and 2007, equity in net income of unconsolidated entities was primarily from our position in MJKK. In 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result of the majority ownership, we no longer account for our investment in Morningstar Korea using the equity method. Beginning in September 2009, we consolidate the assets, liabilities, and results of operations of this operation in our Consolidated Financial statements. We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2009	2008	2007
Interest income, net	$3,016	$5,687	$7,134
Other expense, net	(82)	(1,435)	(905)
Non-operating income, net	$2,934	$4,252	$6,229

Net interest income mainly reflects interest from our investment portfolio. Net interest income decreased $2.7 million in 2009 and $1.4 million during 2008. The decrease in both years reflects lower returns on our invested balances during the year.

Other expense, net, mainly reflects foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. In 2009, this category includes a holding gain of approximately $0.4 million resulting from the difference between the fair value and the book value of our investment in Morningstar Korea.

The larger expense in 2008 was influenced primarily by foreign currency exchange losses in the fourth quarter driven by a significantly stronger U.S. dollar.

Income Tax Expense

The following table summarizes our effective tax rate:

($000)	2009	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$128,254	$143,371	$123,483
Equity in net income of unconsolidated entities	1,165	1,321	1,694
Net (income) loss attributable to noncontrolling interests	132	(397)	—
Total	$129,551	$144,295	$125,177
Income tax expense	$47,095	$51,763	$51,255
Effective tax rate	36.4%	35.9%	40.9%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 14 of the Notes to our Consolidated Financial Statements.

In 2009, our effective tax rate increased by 0.5 percentage points compared with 2008, reflecting the net impact of a number of items. State income taxes represented 2.7 percentage points of our effective tax rate compared with 1.5 percentage points in 2008, due to a favorable impact from reducing accruals for state income taxes in 2008 that did not recur in 2009.

Second, in 2009, we recorded an operating expense of $3.4 million for penalties related to the timing of deposits for taxes withheld on stock option exercises. This penalty is not deductible for income tax purposes and increased our effective tax rate by 1.1 percentage points.

A third item that increased the effective tax rate in 2009 relates to disqualifying dispositions of incentive stock options. A disqualifying disposition occurs when the option holder sells shares within one year of exercising an incentive stock option. We receive a cash tax benefit when a disqualifying disposition occurs. A portion of this tax benefit is recorded as a reduction to income tax expense in our Statement of Income, reducing our effective income tax rate. In 2009, we adjusted the amount of the tax benefit recognized in our previous years’ Statements of Income related to disqualifying dispositions. While this adjustment did not impact the amount of cash tax benefit we received for the disqualifying dispositions, it increased our effective tax rate by 1.4 percentage points in 2009. As of December 2009, all incentive stock options have been exercised, and therefore we do not expect that disqualifying dispositions will impact our effective tax rate in the future.

The $6.1 million of operating expense related to adjusting the tax treatment of stock options originally considered incentive stock options increased the effective tax rate by 0.8 percentage points, as these operating expenses are subject to deduction limitations for income tax purposes.

The above items, which increased our effective tax rate, were partially offset by three primary items. First, research and development and foreign tax credits, some from previous years, reduced the 2009 effective tax rate by 2.5 percentage points.  A reversal of reserves for uncertain tax positions, primarily as a result of a lapse in the statute of limitations, also reduced our effective tax rate by 1.4 percentage points in 2009.  Lastly, our income tax expense included a non-cash tax benefit of $1.3 million related to adjusting the treatment of stock options that were originally considered ISOs. This tax benefit lowered the effective tax rate by 1 percentage point.

In 2008, our effective tax rate declined 5.0 percentage points. The 2008 effective tax rate reflects the favorable, but variable, benefit from incentive stock-option transactions and a decrease in our U.S. state tax rate following a 2007 change in state tax law. These reductions were partially offset by an increase in liabilities for certain tax positions in the company’s U.S. and non-U.S. operations.

As of December 31, 2009, we had net operating loss (NOL) carryforwards of $50.6 million related to our non-U.S. operations and have recorded a valuation allowance against all but $4.4 million of these NOLs. Because of the historical operating losses for certain non-U.S. operations, a valuation allowance is required because we do not believe that we will be able to use all of our non-U.S. NOLs.

Certain positions we have taken or intend to take on our U.S. and non-U.S. tax returns may be reviewed by tax authorities in the jurisdictions in which we operate. As of December 31, 2009, we had approximately $6.1 million of gross unrecognized tax benefits, of which $5.3 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $4.7 million. In 2010, we expect changes to our liability for uncertain tax positions of approximately $0.8 million for settlements with tax authorities. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

We anticipate that our effective income tax rate may continue to fluctuate related to the creation or reversal of valuation allowances for our non-U.S. operations as well as to changes in unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments, emphasizing principal preservation, and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings.  Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including for working capital and for funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit. Over the past three years, we invested $240.1 million for acquisitions, less cash acquired, with internally generated funds.

Cash, Cash Equivalents, and Investments

As of December 31, 2009, we had cash, cash equivalents, and investments of $342.6 million, an increase of $45.0 million compared with December 31, 2008. This increase mainly reflects cash provided by operating activities and proceeds received from employee stock option exercises, partially offset by payments for acquisitions and capital expenditures.

We used a portion of our cash and investments balances in the first quarter of 2010 to make annual bonus payments of approximately $21 million. In addition, in the first quarter of 2010, we paid $4.9 million to one former and two current executives, related to adjusting the tax treatment of certain stock options originally considered incentive stock options. We expect that this payment will be partially offset by a cash tax benefit in the future.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In 2009, cash provided by operating activities was $96.2 million driven by $110.6 million of net income (adjusted for non-cash items) partially offset by $14.4 million in changes from our net operating assets and liabilities, mainly driven by bonus payments.  We paid $58.9 million for bonuses in 2009, including $10.0 million in deferred payments from 2007. The cash flow impact of these payments was partially offset by the cash flow benefit from accrued compensation for the 2009 bonuses.

In 2008, cash provided by operating activities was $152.4 million, driven by $115.5 million of net income (adjusted for non-cash items) and $36.9 million of changes in our net operating assets and liabilities. Changes in our operating assets and liabilities mainly benefited from a $16.3 million increase in deferred rent related to tenant improvement allowances received in connection with the build-out of our new headquarters, a $46.9 million increase in accrued compensation, and a $41.9 million increase in income taxes payable. Bonus payments of approximately $49.3 million and tax payments of $19.8 million offset these cash flow benefits.

In 2007, cash provided by operating activities was $112.4 million, driven by net income (adjusted for non-cash items) of $72.5 million, and changes in our net operating assets and liabilities of $39.9 million. Changes in net operating assets mainly benefited from a $58.4 million increase in accrued compensation and a $53.0 million increase in income taxes payable. These benefits were offset by bonus payments of $35.3 million and tax payments of $27.8 million.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments (net of proceeds from the maturity or sale of investments), and capital expenditures. The level of cash used for investing activities can vary from period to period depending on the level of activity in these three categories. Cash used for investing activities was $174.7 million in 2009, $179.1 million in 2008, and $102.8 million in 2007.

Cash used for acquisitions in 2009, net of cash acquired, was $74.2 million. We completed six acquisitions in 2009. The majority of the cash used for acquisitions was related to our purchase of Logical Information Machines, Inc. and our acquisition of the equity research and data business of C.P.M.S. Computerized Portfolio Management Services, Inc. In 2008, cash used for acquisitions, net of cash acquired, of $105.4 million. The majority of this amount pertains to our acquisition of the Hemscott data, media, and investor relations website businesses and Tenfore Systems Limited. Cash used for acquisitions in 2007, net of cash acquired, was $60.5 million, primarily related to our acquisition of the fund data business from Standard & Poor’s.

Purchases of investments, net of proceeds from the maturity or sale of investments, were $83.9 million, $24.9 million, and $31.0 million in 2009, 2008, and 2007, respectively. As of December 31, 2009 and 2008, we had investments, consisting primarily of fixed-income securities, of $212.1 million and $123.7 million, respectively. As of December 31, 2009, our investments represented approximately 62% of our total cash, cash equivalents, and investments, up 20 percentage points compared with December 31, 2008, primarily due to the significant cash outflow for the purchase of Logical Information Machines, Inc. on December 31, 2009.

Capital expenditures were $12.4 million, $48.5 million, and $11.3 million in 2009, 2008, and 2007, respectively. Capital expenditures peaked in 2008 when we paid for the build-out of our new headquarters in Chicago. Some of the cash outlay for this investment continued into 2009. Capital expenditures in 2009 also include investment for a couple of our office locations in Europe. Tenant improvement allowances of $16.3 million, which are included in cash provided by operating activities, reduced the total amount of cash we paid for the build-out in 2008. We expect to make capital expenditures of approximately $16 million in 2010, primarily for leasehold improvements and computer equipment.

In 2009, we used cash of approximately $4.2 million to acquire minority equity stakes in Pitchbook Data, a private equity data provider, and Bundle Corporation, a start-up company dedicated to helping people make smarter spending and saving choices. This amount also includes the cash we paid to increase our ownership interest in Morningstar Korea, making it one of our majority-owned operations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 10 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2009.

In 2009, cash provided by financing activities was $30.4 million. Proceeds from stock option exercises totaled $16.4 million and excess tax benefits related to stock option exercises and vesting of restricted stock units totaled $13.8 million. In 2009, cash provided by financing activities decreased by $17.2 million, or 36.2%, compared with 2008, driven mostly by a $9.8 million decline in excess tax benefits, and to a lesser extent by a $7.0 million decline in proceeds from stock option exercises. The decrease mainly reflects a lower average stock price at the time the stock options were exercised and a decrease in the number of options exercised.

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

Employees exercised approximately 1.4 million, 2.4 million, and 2.5 million stock options in 2009, 2008, and 2007, respectively. The total intrinsic value of options exercised during 2009, 2008, and 2007 was $37.4 million, $113.6 million, and $133.5 million, respectively.

Acquisitions

We invested a total of $240.1 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 6 of the Notes to our Consolidated Financial Statements.

Subsequent Event

See Note 16 in the Notes to our Condensed Consolidated Financial Statements for information on events subsequent to December 31, 2009.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We discuss our significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires our management team to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures included in our Consolidated Financial Statements.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe are reasonable. Based on these assumptions and estimates, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results could vary from these estimates and assumptions. If actual amounts are different from previous estimates, we include revisions in our results of operations for the period in which the actual amounts become known.

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

We make significant judgments related to revenue recognition, including whether fees are fixed or determinable and whether the collection of payment is probable. For contracts that combine multiple products and services, we make judgments regarding the value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite to the recognition of revenue. If arrangements include an acceptance provision, we begin recognizing revenue upon the receipt of customer acceptance.

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2009, our deferred revenue was $127.1 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired several companies that complement our business operations. Over the past three years, the total cash paid for acquisitions, less cash acquired, was $240.1 million.

For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill in accordance with FASB ASC 805, Business Combinations. We recognize the assets and liabilities acquired related to these acquisitions at their estimated fair values. As of December 31, 2009, we allocated $192.6 million of gross value to intangible assets, primarily for customer-related assets, technology-based assets, and intellectual property. The estimated useful lives of the intangible assets range from one to 25 years. As of December 31, 2009, we also have recorded $250.0 million of goodwill arising from acquisitions.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2009 was $250.0 million. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill. Instead, it is subject to at least an annual test for impairment, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2009 includes property, equipment, and capitalized software, net of accumulated depreciation, of $59.8 million and intangible assets, net of accumulated amortization, of $135.5 million. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Stock-Based Compensation

We include stock-based compensation expense in each of our operating expense categories. Over the past three years, we have mainly granted restricted stock units (RSUs) to employees. Because of these additional RSU grants, stock-based compensation expense related to RSUs has increased over the past three years. In contrast, stock-based compensation expense related to stock options has declined over the past three years reflecting no stock option grants in 2009 and 2008, a small grant in 2007, and that stock options granted prior to 2007 were fully expensed by the end of 2009.

Under FASB ASC 718, Compensation — Stock Compensation, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. For stock options, we measured the fair value on the date of grant using a Black-Scholes option-pricing model. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We ultimately adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

Because our largest annual equity grants typically have vesting dates in the second quarter of the year, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested. In addition, we update our estimate of the forfeiture rate that will be applied to awards not yet vested. In 2009 and 2008, we recorded approximately $0.2 million of additional stock-based compensation expense related to these changes in estimates.

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

As of December 31, 2009, we had gross deferred tax assets of $48.9 million and gross deferred tax liabilities of $39.6 million. The deferred tax assets include $14.0 million of deferred tax assets related to $50.6 million of NOLs of our non-U.S. operations. Because of the historical operating losses of certain of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $4.4 million of the NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

We assess uncertain tax positions in accordance with FASB ASC 740, Income Taxes. We use judgment to identify, recognize, and measure the amounts to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. We recognize liabilities to represent our potential future obligations to taxing authorities for the benefits taken in our tax returns. We adjust these liabilities, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations, which we describe in Note 15 of the Notes to our Consolidated Financial Statements. These legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and government actions. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be impacted.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from ASC 860, Transfers and Services.  ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from ASC 860, Transfers and Services, and responds to concerns about the application of certain key provisions of ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). We adopted ASU No. 2009-16 and ASU No. 2009-17 effective January 1, 2010 and do not anticipate any impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the disclosure requirements regarding the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.

For Morningstar, the requirement to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy will be effective beginning with our 2010 Consolidated Financial Statements. The requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward will be effective beginning with our 2011 Consolidated Financial Statements.  We are in the process of determining the impact, if any, these accounting pronouncements will have on our Consolidated Financial Statements.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2009 and the expected timing of cash payments related to these contractual obligations:

($000)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$17,107	$15,446	$12,572	$10,538	$10,792	$74,044	$140,499
Unrecognized tax benefits (2)	981	—	—	—	—	—	981
Total	$18,088	$15,446	$12,572	$10,538	$10,792	$74,044	$141,480

(1)	The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2)

Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents amounts we anticipate may be settled in 2010. The table excludes $5.4 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2009, for which we cannot make a reasonably reliable estimate of the period of payment.

There are no purchase commitments as of December 31, 2009 that we believe would have a significant impact on our financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of December 31, 2009, our cash, cash equivalents, and investments balance was $342.6 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $1.0 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule presented in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new rules regarding the accounting for noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morningstar, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morningstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 of Morningstar, Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 1, 2010

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2009	2008	2007
Revenue	$478,996	$502,457	$435,107
Operating expenses: (1)
Cost of goods sold	128,616	130,085	113,777
Development	38,378	40,340	35,116
Sales and marketing	71,772	81,651	68,835
General and administrative	82,949	85,266	78,868
Depreciation and amortization	31,961	25,996	21,257
Total operating expense	353,676	363,338	317,853
Operating income	125,320	139,119	117,254
Non-operating income (expense):
Interest income, net	3,016	5,687	7,134
Other expense, net	(82)	(1,435)	(905)
Non-operating income, net	2,934	4,252	6,229
Income before income taxes and equity in net income of unconsolidated entities	128,254	143,371	123,483
Income tax expense	47,095	51,763	51,255
Equity in net income of unconsolidated entities	1,165	1,321	1,694
Consolidated net income	82,324	92,929	73,922
Net (income) loss attributable to noncontrolling interests	132	(397)	—
Net income attributable to Morningstar, Inc.	$82,456	$92,532	$73,922

Net income per share attributable to Morningstar, Inc.:
Basic	$1.71	$2.01	$1.71
Diluted	$1.66	$1.88	$1.53

Weighted average shares outstanding:
Basic	48,112	46,139	43,216
Diluted	49,793	49,213	48,165

		2009	2008	2007
(1)	Includes stock-based compensation expense of:
	Cost of goods sold	$2,666	$2,058	$1,706
	Development	1,570	1,402	1,256
	Sales and marketing	1,587	1,449	1,397
	General and administrative	5,770	6,372	6,619
Total stock-based compensation expense		$11,593	$11,281	$10,978

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$130,496	$173,891
Investments	212,057	123,686
Accounts receivable, less allowance of $1,339 and $466, respectively	82,330	89,537
Deferred tax asset, net	1,109	3,538
Income tax receivable, net	5,541	9,193
Other	12,564	13,891
Total current assets	444,097	413,736
Property, equipment, and capitalized software, net	59,828	58,822
Investments in unconsolidated entities	24,079	20,404
Goodwill	249,992	187,242
Intangible assets, net	135,488	119,812
Other assets	6,099	3,924
Total assets	$919,583	$803,940

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$29,901	$30,071
Accrued compensation	48,902	73,012
Deferred revenue	127,114	130,270
Other	962	88
Total current liabilities	206,879	233,441
Accrued compensation	4,739	3,611
Deferred tax liability, net	4,678	7,531
Other long-term liabilities	26,413	23,428
Total liabilities	242,709	268,011

Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 48,768,541 and 47,282,958 shares were outstanding as of December 31, 2009 and 2008, respectively	5	4
Treasury stock at cost, 222,653 shares as of December 31, 2009 and 233,332 shares as of December 31, 2008	(3,130)	(3,280)
Additional paid-in capital	432,052	390,404
Retained earnings	246,745	164,289
Accumulated other comprehensive income (loss):
Currency translation adjustment	(337)	(16,366)
Unrealized gain on available-for-sale securities	370	481
Total accumulated other comprehensive income (loss)	33	(15,885)
Total Morningstar, Inc. shareholders’ equity	675,705	535,532
Noncontrolling interests	1,169	397
Total equity	676,874	535,929
Total liabilities and equity	$919,583	$803,940

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Equity and Comprehensive Income (Loss)

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
	Common Stock			Additional	Retained	Other	Non
	Shares	Par	Treasury	Paid-In	Earnings	Comprehensive	Controlling	Total
(in thousands except share amounts)	Outstanding	Value	Stock	Capital	(Deficit)	Income (Loss)	Interests	Equity

Balance as of January 1, 2007	42,228,418	$4	$(3,280)	$268,721	$(2,165)	$2,824	$—	$266,104
Comprehensive income:
Net income		—	—	—	73,922	—	—	73,922
Unrealized gains on available-for-sale investments, net of tax of $67			—	—	—	99	—	99
Foreign currency translation adjustment, net		—	—	—	—	4,735	—	4,735
Total comprehensive income		—	—	—	73,922	4,834	—	78,756
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,614,748	—	—	22,037	—	—	—	22,037
Stock-based compensation		—	—	10,978	—	—	—	10,978
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	30,428	—	—	—	30,428
Balance as of December 31, 2007	44,843,166	4	(3,280)	332,164	71,757	7,658	—	408,303
Comprehensive income (loss):
Net income		—	—	—	92,532	—	397	92,929
Unrealized gains on available-for-sale investments, net of income tax of $252		—	—	—	—	429	—	429
Foreign currency translation adjustment, net		—	—	—	—	(23,972)	—	(23,972)
Total comprehensive income (loss)		—	—	—	92,532	(23,543)	397	69,386
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,439,792	—	—	23,428	—	—	—	23,428
Stock-based compensation		—	—	11,281	—	—	—	11,281
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	23,531	—	—	—	23,531
Balance as of December 31, 2008	47,282,958	4	(3,280)	390,404	164,289	(15,885)	397	535,929
Comprehensive income (loss):
Net income		—	—	—	82,456	—	(132)	82,324
Unrealized loss on available-for-sale investments, net of income tax of $66		—	—	—	—	(111)	—	(111)
Foreign currency translation adjustment, net		—	—	—	—	16,029	(29)	16,000
Total comprehensive income (loss)		—	—	—	82,456	15,918	(161)	98,213
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,485,583	1	150	16,288	—	—	—	16,439
Stock-based compensation		—	—	11,593	—	—	—	11,593
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	13,767	—	—	—	13,767
Non-controlling interest in Morningstar Korea							933	933
Balance as of December 31, 2009	48,768,541	$5	$(3,130)	$432,052	$246,745	$33	$1,169	$676,874

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2009	2008	2007
Operating activities
Consolidated net income	$82,324	$92,929	$73,922
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	31,961	25,996	21,257
Deferred income tax expense (benefit)	(1,887)	9,241	(1,048)
Stock-based compensation	11,593	11,281	10,978
Provision for (recovery of) bad debt	1,292	242	(54)
Equity in net income of unconsolidated entities	(1,165)	(1,321)	(1,694)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(13,767)	(23,531)	(30,428)
Other, net	223	727	(418)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,364	(658)	(11,723)
Other assets	2,521	1,573	(3,536)
Accounts payable and accrued liabilities	(3,654)	3,008	638
Accrued compensation	(26,729)	(2,333)	23,118
Deferred revenue	(8,704)	(1,595)	8,401
Income taxes payable	11,676	22,078	25,229
Deferred rent	(790)	16,346	380
Other liabilities	(1,076)	(1,537)	(2,654)
Cash provided by operating activities	96,182	152,446	112,368

Investing activities
Purchases of investments	(176,770)	(134,117)	(159,693)
Proceeds from maturities and sales of investments	92,851	109,172	128,713
Capital expenditures	(12,372)	(48,519)	(11,346)
Acquisitions, net of cash acquired	(74,175)	(105,410)	(60,508)
Other, net	(4,209)	(250)	(4)
Cash used for investing activities	(174,675)	(179,124)	(102,838)

Financing activities
Proceeds from stock option exercises	16,439	23,428	22,037
Excess tax benefits from stock option exercises and vesting of restricted stock units	13,767	23,531	30,428
Other, net	188	671	—
Cash provided by financing activities	30,394	47,630	52,465

Effect of exchange rate changes on cash and cash equivalents	4,704	(6,637)	1,441
Net increase (decrease) in cash and cash equivalents	(43,395)	14,315	63,436
Cash and cash equivalents — Beginning of year	173,891	159,576	96,140
Cash and cash equivalents — End of year	$130,496	$173,891	$159,576

Supplemental disclosures of cash flow information
Cash paid for income taxes	$38,009	$19,782	$27,795

Supplemental information of non-cash investing and financing activities
Unrealized gain (loss) on available-for-sale investments	$(177)	$672	$142

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), is a provider of independent investment research to investors around the world. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants.

2. Summary of Significant Accounting Policies

Accounting Standards Codification. In 2009, we adopted the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (ASC). The FASB’s ASC is the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). The Codification reorganizes the thousands of U.S. generally accepted accounting principles (GAAP) pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. We have updated our financial statement disclosures to reflect the relevant references to the FASB’s ASC.

Principles of Consolidation. We conduct our business operations through wholly owned or majority-owned operating subsidiaries. The accompanying consolidated financial statements include the accounts of Morningstar, Inc. and our subsidiaries. The assets, liabilities, and results of operations of subsidiaries in which we have a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

Effective January 1, 2009, we began accounting and reporting the noncontrolling (minority) interests in our Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. The noncontrolling interest is reported in our Consolidated Balance Sheet within equity, separately from the shareholders’ equity attributable to Morningstar, Inc. In addition, we present the net income (loss) and comprehensive income (loss) attributed to Morningstar, Inc.’s shareholders and the noncontrolling interest in our Consolidated Statements of Income and Consolidated Statements of Equity and Comprehensive Income (Loss).

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

Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the 2009 presentation.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair value.

Investments. We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments into three categories: held-to-maturity, trading, and available-for-sale.

•                Held-to-maturity:  We classify certain investments, consisting primarily of certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets.

•                Trading:  We classify certain other investments, consisting primarily of equity securities, as trading securities, primarily to satisfy the requirements of one of our wholly owned subsidiaries, which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments as a component of our operating income in the Consolidated Statements of Income. We record these securities at their fair value in our Consolidated Balance Sheets.

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

Fair Value Measurements. We follow FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

FASB ASC 820 uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value with three broad levels as described below:

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

We provide additional information about our investments that are subject to valuation under FASB ASC 820 in Note 5 and Note 7 in these Notes to our Consolidated Financial Statements.

The Fair Value Option for Financial Assets and Financial Liabilities. FASB ASC 825, Financial Instruments, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. FASB ASC 825 allows the fair value option to be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. Effective January 1, 2008, we chose not to apply this fair value option to any of our eligible assets.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2009, 2008, and 2007, no single customer represented 10% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation.   We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software, or FASB ASC 350-50, Website Development Costs, or FASB ASC 985, Software. Internal product development costs mainly consist of employee costs for developing new web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years.

Business Combinations. Over the past several years, we have acquired companies that complement our business operations. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill. For acquisitions completed in 2009, we follow the FASB ASC 805, Business Combinations, which became effective on January 1, 2009. We recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. In addition, direct costs incurred in connection with a business combination, such as advisory, accounting, legal, valuation, and other professional fees are expensed as incurred. Restructuring costs, including severance and relocation for employees of the acquired entity, are recognized separately from the business combination as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations on the acquisition date. Prior to January 1, 2009, acquisition-related costs and restructuring costs were generally included as part of the cost of the acquired business.

In conjunction with the purchase price allocation, we follow the requirements of FASB ASC 740, Income Taxes. As part of the purchase price allocation, we establish deferred tax assets or liabilities reflecting the difference between the values assigned for financial statement purposes and values applicable for income tax purposes. In certain acquisitions the goodwill resulting from the purchase price allocation may not be deductible for income tax purposes. FASB ASC 740 prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to at least an annual test for impairment, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments. We performed annual impairment reviews in the fourth quarter of 2009, 2008, and 2007 and did not record any impairment losses in these years.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years. In accordance with FASB ASC 360-10-35, Subsequent Measurement - Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. We did not record any impairment losses in 2009, 2008, or 2007.

Revenue Recognition. We earn revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as our newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Retirement Advice, and Licensed Data. Our license agreements typically range from one to three years.

For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and earn fees as a percentage of assets under management. We also earn fees relating to Morningstar Managed Portfolios as a percentage of assets under management.  A portion of the fees for managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson are earned as a percentage of assets under management.

Deferred revenue represents the portion of subscriptions billed or collected in advance of the service being provided, which we expect to recognize to revenue in future periods.

We follow the standards established in FASB ASC 605, Revenue Recognition, including subtopic 25, Multiple-Element Arrangements, and FASB ASC 985-605, Software — Revenue Recognition.

We recognize revenue from subscription sales in equal installments over the term of the subscription. We recognize revenue from Investment Consulting, Retirement Advice, Internet advertising, and other non-subscription products and services when the product or service is delivered or, when applicable, over the service obligation period defined by the terms of the contract. Revenue from Internet advertising is generated primarily from “impression-based” contracts. For advertisers who use our cost-per-impression pricing, we charge fees each time their ads are displayed on our site. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met. For contracts that combine multiple products and services, we assign the fair value of each element in the arrangement based on selling prices of the items when sold separately. Delivery of our products and services is a prerequisite for recognition of revenue. If arrangements include an acceptance provision, we generally begin recognizing revenue upon the receipt of customer acceptance.

We record taxes imposed on revenue-producing transactions (such as sales, use, value-added, and some excise taxes) on a net basis; therefore, such taxes are excluded from revenue in our Consolidated Statements of Income.

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The following table summarizes our advertising expense for the past three years:

($000)	2009	2008	2007
Advertising expense	$7,361	$10,549	$8,987

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units and stock options. We granted restricted stock units for the first time in May 2006. We measure the fair value of our restricted stock units on the date of grant based on the closing market price of Morningstar’s common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

We did not grant any stock options during 2009 and 2008. For stock options granted in 2007 and prior years, we estimated the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model.

We estimate expected forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience and adjust the estimated forfeitures to actual forfeiture experience as needed.

Liability for Sabbatical Leave. In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar’s full-time employees are eligible for six weeks of paid time off after four years of continuous service. We account for our sabbatical liability in accordance with FASB ASC 710-10-25, Compensated Absences. We record a liability for employees’ sabbatical benefits over the period employees earn the right for sabbatical leave.

Income Taxes. We record deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements, and also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our Consolidated Statements of Income. We classify liabilities related to unrecognized tax benefits as a current liability to the extent that we expect to make a payment within a year. We include liabilities, which are not expected to be paid within a year, as “Other long-term liabilities” in our Consolidated Balance Sheet.

Income per Share. We compute and present income per share in accordance with FASB ASC 260, Earnings Per Share. The difference between weighted average shares outstanding and diluted shares outstanding reflects the dilutive effect of employee stock options and restricted stock units.

Foreign Currency. We translate the financial statements of non-U.S. subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for revenue and expense. We use the local currency as the functional currency for all of our non-U.S. subsidiaries. We record translation adjustments for non-U.S. subsidiaries as a component of “Accumulated other comprehensive income (loss)” in our Consolidated Statements of Equity and Comprehensive Income (Loss). We include exchange gains and losses arising from transactions denominated in currencies other than the functional currency in “Other expense, net” in our Consolidated Statements of Income.

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

The following table reconciles our net income attributable to Morningstar, Inc. and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2009	2008	2007
Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$82,456	$92,532	$73,922
Weighted average common shares outstanding	48,112	46,139	43,216
Basic net income per share attributable to Morningstar, Inc.	$1.71	$2.01	$1.71

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$82,456	$92,532	$73,922

Weighted average common shares outstanding	48,112	46,139	43,216
Net effect of dilutive stock options and restricted stock units	1,681	3,074	4,949
Weighted average common shares outstanding for computing diluted income per share	49,793	49,213	48,165

Diluted net income per share attributable to Morningstar, Inc.	$1.66	$1.88	$1.53

4. Segment and Geographical Area Information

Beginning in 2009, we changed our organizational structure into two operating segments: Investment Information and Investment Management. Previously, we organized our operations based on three audience segments: Individual, Advisor, and Institutional. The new structure organizes our operations based on product lines and growth strategies rather than audience segments. Under the previous segment reporting, we allocated costs for our corporate functions to each of the segments. Beginning in 2009, we no longer allocate corporate costs to our business segments. We have changed the presentation of the prior years’ segment information to conform to the current year’s presentation.

Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: one for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. From June 2004 through July 2009, our equity research was distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement. The period covered by the Global Analyst Research Settlement expired at the end of July 2009. The investment banks covered by it are no longer required to provide independent research to their clients. We also sell Equity Research to other companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients.

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

Our segment accounting policies are the same as those described in Note 2, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category to arrive at the consolidated financial information. Our segment disclosures are consistent with the business segment information provided to our chief operating decision maker on a recurring basis; for that reason, we don’t present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of FASB ASC 350-20-35, Assigning Goodwill to Reporting Units.

The following tables present information about our operating segments:

2009 Segment Information

	Year ended December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$386,642	$92,354	$—	$478,996
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	236,954	37,296	35,872	310,122
Stock-based compensation expense	5,704	1,965	3,924	11,593
Depreciation and amortization	5,408	204	26,349	31,961
Operating income (loss)	$138,576	$52,889	$(66,145)	$125,320

Capital expenditures	$10,633	$651	$1,088	$12,372

U.S. revenue				$349,836
Non-U.S. revenue				$129,160

	As of December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$217,758	$32,234	$—	$249,992

U.S. long-lived assets				$42,884
Non-U.S. long-lived assets				$16,944

2008 Segment Information

	Year ended December 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$390,693	$111,764	$—	$502,457
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	241,435	49,010	35,616	326,061
Stock-based compensation expense	5,271	1,997	4,013	11,281
Depreciation and amortization	5,085	361	20,550	25,996
Operating income (loss)	$138,902	$60,396	$(60,179)	$139,119

Capital expenditures	$34,878	$5,991	$7,650	$48,519

U.S. revenue				$381,021
Non-U.S. revenue				$121,436

	As of December 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$155,772	$31,470	$—	$187,242

U.S. long-lived assets				$45,763
Non-U.S. long-lived assets				$13,059

2007 Segment Information

	Year ended December 31, 2007
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$327,372	$107,735	$—	$435,107
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	204,700	50,124	30,794	285,618
Stock-based compensation expense	5,174	2,031	3,773	10,978
Depreciation and amortization	2,550	185	18,522	21,257
Operating income (loss)	$114,948	$55,395	$(53,089)	$117,254

Capital expenditures	$7,400	$151	$3,795	$11,346

U.S. revenue				$345,427
Non-U.S. revenue				$89,680

	As of December 31, 2007
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$96,662	$31,479	$—	$128,141

U.S. long-lived assets				$9,560
Non-U.S. long-lived assets				$9,548

5. Investments and Fair Value Measurements

We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading. We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities, and classify our investment portfolio as shown below:

	As of December 31
($000)	2009	2008
Available-for-sale	$197,306	$116,867
Held-to-maturity	10,588	3,497
Trading securities	4,163	3,322
Total	$212,057	$123,686

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2009				As of December 31, 2008
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$174,433	$439	$(50)	$174,822	$111,513	$806	$(27)	$112,292
Corporate bonds	12,268	44	(1)	12,311	3,595	1	(21)	3,575
Commercial paper	—	—	—	—	1,000	—	—	1,000
Equity securities	2,013	188	(28)	2,173	—	—	—	—
Mutual funds	8,000	—	—	8,000	—	—	—	—
Total	$196,714	$671	$(79)	$197,306	$116,108	$807	$(48)	$116,867

Held-to-maturity:
Certificates of deposit	$10,588	$—	$—	$10,588	$3,497	$—	$—	$3,497

As of December 31, 2009 and 2008, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2009 and 2008. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2009		As of December 31, 2008
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$161,453	$161,817	$72,910	$73,376
Due in one to three years	25,248	25,316	43,198	43,491
Equity securities and mutual funds	10,013	10,173	—	—
Total	$196,714	$197,306	$116,108	$116,867

Held-to-maturity:
Due in one year or less	$10,587	$10,587	$3,350	$3,350
Due in one to three years	1	1	147	147
Total	$10,588	$10,588	$3,497	$3,497

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

($000)	2009	2008	2007
Realized gains	$—	$1	$78
Realized losses	—	(5)	(8)
Realized gains (loss), net	$—	$(4)	$70

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

($000)	2009	2008	2007
Unrealized gains (losses), net	$1,233	$(971)	$(85)

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2009 Using Fair Value Hierarchy
($000)	December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments	$197,306	$197,306	$—	$—
Trading securities	4,163	4,163	—	—
Total	$201,469	$201,469	$—	$—

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2008 Using Fair Value Hierarchy
($000)	December 31, 2008	Level 1	Level 2	Level 3
Available-for-sale investments	$116,867	$116,867	$—	$—
Trading securities	3,322	3,322	—	—
Total	$120,189	$120,189	$—	$—

Level 1:  Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:  Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:  Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

6. Acquisitions, Goodwill, and Other Intangible Assets

We completed several acquisitions over the past three years, which we describe below:

2009 Acquisitions

Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.

In May 2009, we acquired the equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc. (CPMS) for $13,885,000 in cash. CPMS tracks fundamental equity data for approximately 4,000 securities in the United States and Canada and provides earnings estimates for Canadian stocks. In addition, CPMS’ flagship software platform, the Equity Market Service, fully integrates fundamental and expected earnings data to generate a wide range of applications such as stock, industry, and market analysis; construction of long and short strategies with its proprietary ranking and screening system; stock and portfolio sensitivity analysis; and portfolio analytics. CPMS’ equity research and data business also includes eight distinct quantitatively driven model portfolios covering value, growth, income generating, momentum, and short-selling investment styles for the U.S. and Canadian equity markets. We began including the financial results of this acquisition in our Consolidated Financial Statements on May 1, 2009.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Accounts receivable	$352
Other current assets	54
Other assets – non-current	354
Intangible assets	8,588
Goodwill	5,976
Deferred revenue	(237)
Accounts payable and accrued liabilities	(145)
Other liabilities – non-current	(1,057)
Total purchase price	$13,885

The preliminary purchase price allocation includes $8,588,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,118	13
Technology-based assets	3,210	8
Intellectual property (trademarks and trade names)	260	10
Total intangible assets	$8,588	11

Goodwill of $5,976,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons including the strategic benefit of expanding our Canadian equity research and data offerings.

The goodwill and intangible assets are amortizable for tax purposes for a period of approximately 15 years from the date of acquisition.

Logical Information Machines, Inc.

In December 2009, we acquired Logical Information Machines, Inc. (LIM), a leading provider of data and analytics for energy, financial, and agriculture sectors, for $53,529,000 in cash, subject to post-closing adjustments. LIM is a pioneer in providing market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data. LIM collects, unifies, and conducts quality assurance on data from more than 180 providers in the energy, financial, and agriculture sectors and provides clients with one central source for data intelligence and analysis. LIM’s clients also have the flexibility to use LIM’s tools for analyzing their own proprietary data.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at December 31, 2009, the date of acquisition, for LIM:

($000)
Investments	$2,233
Accounts receivable	1,551
Other current assets	1,784
Property and equipment	589
Other assets – non-current	1,805
Intangible assets	23,370
Goodwill	34,550
Deferred revenue	(511)
Accounts payable and accrued liabilities	(806)
Other current liabilities	(1,171)
Other liabilities – non-current	(1,078)
Deferred tax liability – non-current	(8,787)
Total purchase price	$53,529

The preliminary allocation includes $23,370,000 of acquired intangible assets. These assets primarily include customer-related and technology-based assets, including software and databases. The deferred tax liability of $8,787,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $34,550,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired for LIM. We paid this premium for a number of reasons including the strategic benefit of expanding our core data and software businesses, and gaining access to several new industries via a new distribution channel for Morningstar. LIM currently serves about 130 clients including some of the world’s largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms. The goodwill we recorded is not considered deductible for income tax purposes.

Other Acquisitions in 2009

We completed four other acquisitions in 2009, as follows:

•      Global financial filings database business of Global Reports LLC (Global Reports) provides timely online access to full-color financial filings from more than 37,000 publicly traded companies in approximately 130 countries and offers more than 500,000 current and historical filings and reports, such as annual and interim reports, initial public offerings, and Corporate and Social Responsibility reports, in their native languages and in English when available. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 20, 2009.

•      Andex Associates, Inc. (Andex) is known for its Andex Charts, which illustrate historical market returns, stock index growth, inflation rates, currency rates, and general economic conditions for the United States dating back to 1926, and for Canada dating back to 1950. We began including the financial results of this acquisition in our Consolidated Financial Statements on May 1, 2009.

•      Intech Pty Ltd (Intech) is a leading provider of multimanager and investment portfolio solutions in Sydney, Australia. Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia, and offers the Intech Desktop Consultant, a research software product for institutions. We began including the financial results of this acquisition in our Consolidated Financial Statements on June 30, 2009.

•      Canadian Investment Awards and Gala is Canada’s marquee investment awards program, recognizing excellence in products and firms within the financial services industry. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 17, 2009.

The total purchase price of these four acquisitions was $5,696,000, net of cash acquired. Substantially all of this amount was paid in 2009. The following table summarizes our preliminary allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for these four acquisitions:

($000)
Cash and cash equivalents	$1,295
Accounts receivable	2,342
Other current assets	515
Other non-current assets	195
Intangible assets	4,151
Goodwill	3,717
Accounts payable and accrued liabilities	(4,026)
Deferred tax liability – non-current	(897)
Other non-current liabilities	(301)
Total purchase price	$6,991

The preliminary allocation includes $4,151,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases. The deferred tax liability of $897,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $1,330,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Goodwill of $3,717,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired with these acquisitions. We paid this premium for a number of reasons, including the strategic benefit of broadening our database to include a global financial filings database, expanding our library of market analysis communications materials to include financial charts and communication materials for financial advisors in Canada, expanding our international presence in fund-of-funds investment management to Australia, and continuing to build our brand name by acquiring and rebranding Canada’s marquee investment awards program, which recognizes excellence in products and firms within the financial services industry.

Approximately $1,113,000 of the goodwill is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Increased Investment in Morningstar Korea Co., Ltd.

In 2009, we acquired an additional 40% ownership in Morningstar Korea Co., Ltd. (Morningstar Korea), increasing our ownership interest to 80%. Morningstar Korea provides financial information and services for investors in South Korea and offers consulting and advisory services through its subsidiary, Morningstar Associates Korea.

Upon acquiring the majority ownership, we increased our investment to reflect the fair value of the assets and liabilities acquired and recorded an unrealized holding gain of $352,000. The preliminary fair value allocation includes $1,148,000 of goodwill and $761,000 of acquired intangible assets. We recognized a deferred tax liability of $286,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. We also recognized the fair value of the non-controlling interest in Morningstar Korea. The amount of $820,000, representing the non-controlling interest in Morningstar Korea, is included in our Consolidated Balance Sheet as of December 31, 2009.

See Note 7 for additional information concerning our investment in Morningstar Korea.

2008 Acquisitions

Acquisition of the Hemscott data, media, and investor relations website businesses

In January 2008, we acquired the Hemscott data, media, and investor relations website businesses from Ipreo Holdings, LLC for $51,279,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The acquisition includes Hemscott Data, which has more than 20 years of comprehensive fundamental data on virtually all publicly listed companies in the United States, Canada, the United Kingdom, and Ireland; Hemscott Premium and Premium Plus, subscription-based investment research and data services; Hemscott IR, which provides online investor relations services in the United Kingdom; and Hemscott.com, a free investment research website in the United Kingdom. In addition, Hemscott India operates a data collection center in New Delhi, India. We began including the financial results of this acquisition in our Consolidated Financial Statements on January 9, 2008.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,223
Accounts receivable	3,640
Other current assets	1,117
Property and equipment	1,356
Other non-current assets	305
Intangible assets	20,260
Goodwill	35,683
Deferred revenue	(4,601)
Accounts payable and accrued liabilities	(2,959)
Deferred tax liability – non-current	(3,522)
Total purchase price	$52,502

The purchase price allocation includes $20,260,000 of acquired intangible assets:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$12,460	8
Technology-based assets (software and database assets)	6,600	9
Intellectual property (trademarks and trade names)	1,200	3
Total intangible assets	$20,260	8

The deferred tax liability of $3,522,000 results primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $7,680,000 of the intangible assets is deductible for U.S. income tax purposes over a period of 15 years from the acquisition date.

Goodwill of $35,683,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of expanding our equity data, especially in North America and Europe; expanding our international brand presence, products, and services; and enhancing our offshore data facilities. The UK-based investor relations website business is a new market for us that leverages our data and analytics.

Approximately $8,900,000 of the goodwill is deductible for U.S. income tax purposes over a period of 15 years from the acquisition date.

Fundamental Data Limited

In October 2008, we acquired Fundamental Data Limited (Fundamental Data), a leading provider of data on closed-end funds in the United Kingdom for $18,497,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Fundamental Data’s flagship product is FundWeb, an online subscription service allowing clients access to the company’s comprehensive database. Fundamental Data also provides data feeds, website feeds, and report outsourcing services including production of fund fact sheets. It also offers an online database of publicly issued documents relating to closed-end funds. We began including the financial results of this acquisition in our Consolidated Financial Statements on October 2, 2008.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$1,691
Accounts receivable	785
Other current assets	179
Property and equipment	170
Intangible assets	9,276
Goodwill	12,844
Deferred revenue	(1,058)
Accounts payable and accrued liabilities	(409)
Other current liabilities	(511)
Deferred tax liability – non-current	(2,597)
Other non-current liabilities	(182)
Total purchase price	$20,188

The purchase price allocation includes $9,276,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$4,422	8
Technology-based assets	4,780	7
Intellectual property (trademarks and trade names)	74	5
Total intangible assets	$9,276	8

Based on the purchase price allocation, we recorded $12,844,000 of goodwill. Goodwill for Fundamental Data represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including Fundamental Data’s leadership position in global closed-end fund data.

The deferred tax liability of $2,597,000 results mainly because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is also not considered deductible for income tax purposes.

10-K Wizard Technology, LLC

In December 2008, we acquired 10-K Wizard Technology, LLC (10-K Wizard), a leading provider of real-time SEC filing research services for $11,508,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The company’s flagship product, 10-K Wizard, offers full-text searching capabilities for real-time and historical SEC filings. Available via subscription or custom data feed, 10-K Wizard also provides global company profiles that contain hyperlinks to annual reports and peer companies as well as stock news and charts. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 4, 2008. Subsequent to the acquisition, we rebranded the 10-K Wizard product offerings as part of Morningstar Document Research.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$241
Accounts receivable	475
Fixed assets	260
Deferred tax asset – non-current	38
Intangible assets	5,500
Goodwill	8,340
Deferred revenue	(1,755)
Accounts payable and accrued liabilities	(1,350)
Total purchase price	$11,749

The purchase price allocation includes $5,500,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$3,040	10
Technology-based assets	2,430	9
Intellectual property (trademarks and trade names)	30	1
Total intangible assets	$5,500	9

Based on the purchase price allocation, we recorded $8,340,000 of goodwill. Goodwill for 10-K Wizard represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of the combined company and its fit with our goal of bringing greater transparency to equity investments. The combination also leverages Morningstar’s existing client base with a robust and intuitive data mining application and 10-K Wizard’s expertise in database search and retrieval.

The goodwill and intangible assets are amortizable for U.S. income tax purposes for a period of 15 years from the date of acquisition.

Tenfore Systems Limited

In December 2008, we also acquired Tenfore Systems Limited (Tenfore), a global provider of real-time market data and financial data workstations for $19,284,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Tenfore collects data on global equities, commodities, derivatives, indexes, and foreign currencies from more than 160 sources and consolidates the data for real-time distribution to clients. Tenfore’s flagship products include Consolidated Real-Time Market Data Feed, QuoteSpeed Workstation, Tenfore Intraday Exchange (TIX), Tenfore Direct Exchange (TDX), and Tenforex. We began including the results of this acquisition in our Consolidated Financial Statements on December 17, 2008. Subsequent to the acquisition, we refer to this business as Morningstar Real-Time Data.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$194
Accounts receivable	1,130
Other current assets	483
Fixed assets	737
Other non-current assets	256
Intangible assets	3,095
Goodwill	19,837
Deferred revenue	(1,003)
Accounts payable and accrued liabilities	(3,683)
Other current liabilities	(702)
Deferred tax liability — non-current	(866)
Total purchase price	$19,478

The purchase price allocation includes $3,095,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,917	8
Technology-based assets	1,178	3
Total intangible assets	$3,095	6

Based on the purchase price allocation, we recorded $19,837,000 of goodwill. Goodwill for Tenfore represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of adding real-time stock quotes from nearly all of the world’s major stock exchanges. We also expect to leverage our existing client base and geographic presence with the ability to offer a key data feed to institutions around the world.

The deferred tax liability of $866,000 results mainly because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is not considered deductible for income tax purposes.

Other Acquisitions in 2008

We also completed two other acquisitions in 2008:

•      Financial Computer Support, Inc. (FCSI) is a leading provider of practice management software for independent advisors. FCSI’s flagship product, dbCAMS+, is a portfolio management system that allows advisors to easily track and produce client reports as well as manage client contact information and billing. We incorporated dbCAMS+ into our Morningstar Principia product line in 2009. We began including the financial results of this acquisition in our Consolidated Financial Statements on September 2, 2008.

•      InvestData (Proprietary) Limited (InvestData) is a leading provider of fund information in South Africa. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 29, 2008.

The combined purchase price for these two acquisitions was $5,694,000 including post-closing adjustments and transaction costs directly related to the acquisitions, less acquired cash. Substantially all of the purchase price was paid in cash during 2008, with approximately $147,000 paid in December 2009.

For these two acquisitions, the following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$261
Accounts receivable	47
Other current assets	311
Fixed assets	65
Intangible assets	2,324
Goodwill	4,143
Deferred revenue	(210)
Accounts payable and accrued liabilities	(23)
Other current liabilities	(98)
Deferred tax liability – non-current	(865)
Total purchase price	$5,955

The purchase price allocation includes $2,324,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,810	15
Technology-based assets	506	6
Non-competition agreement	8	1
Total intangible assets	$2,324	13

Based on the purchase price allocation, we recorded $4,143,000 of goodwill for FCSI and InvestData. Goodwill for FCSI and InvestData represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. For FCSI, we paid this premium for a number of reasons, including the strategic benefits of bringing together two popular software applications in a single product suite and adding functionality and capabilities in portfolio management, accounting, and performance reporting. For InvestData, we paid this premium for a number of reasons, including the strategic benefits of a more diversified global managed funds database and the ability to leverage Morningstar’s existing client base in a new geographic region.

Because amortization expense related to certain intangible assets is not deductible for income tax purposes, we recorded a deferred tax liability of $865,000 related to these acquisitions. The goodwill we recorded is not considered deductible for income tax purposes.

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

The purchase price allocation includes $34,080,000 of acquired intangible assets:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$13,040	10
Technology-based assets	20,580	9
Non-competition agreement	460	5
Total intangible assets	$34,080	9

The deferred tax liability of $1,626,000 results primarily because the amortization expense related to certain of these intangible assets is not deductible for income tax purposes.

Based on the purchase price allocation, we recorded $36,851,000 of goodwill. The goodwill we recorded is not considered deductible for income tax purposes. In 2008, we recorded an income tax benefit of $820,000 related to this acquisition with a corresponding reduction to goodwill.

Goodwill for the fund data business acquired from Standard & Poor’s represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of expanding our global database on managed products. Also, the acquisition expands our international brand presence. Approximately 80% of Standard & Poor’s fund data business was outside the United States. The acquisition also expanded our client base and media partnerships in Europe and Asia, including more than 1,100 institutions that use the acquired fund data products, about 10,000 new advisors outside the United States, and more than 200 publications and media outlets worldwide.

If this acquisition had occurred as of January 1, 2007, our results of operations would not have been significantly different from the amounts reported in 2007.

Acquisition of the minority interest of Morningstar Europe

Morningstar Europe BV (Morningstar Europe) is a holding company for Morningstar’s European subsidiaries. In April 2007, Morningstar, Inc., the U.S. parent company, acquired the remaining 2% share ownership in Morningstar Europe from Stadsporten Citygate AB (Citygate) for $1,000,000 in cash. Prior to acquiring the 2% share ownership, Morningstar, Inc. owned 98% of the shares of Morningstar Europe. As a majority-owned subsidiary, the financial results of Morningstar Europe have been included in our Consolidated Financial Statements for all periods presented. We assigned the purchase price of $1,000,000 to goodwill.

Pro Forma Information for 2009 and 2008 Acquisitions

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the years ended December 31, 2009 and 2008 as if we had completed the 2009 and 2008 acquisitions and had consolidated Morningstar Korea as of January 1 of each of these years. In calculating the pro forma information below, we included and estimate of amortization expense related to the intangible assets acquired.

Unaudited Pro Forma Financial Information ($000)	2009	2008
Revenue	$505,798	$563,664
Operating income	$125,254	$136,143
Net income	$82,253	$90,621

Basic net income per share attributable to Morningstar, Inc.	$1.71	$1.96
Diluted net income per share attributable to Morningstar, Inc.	$1.65	$1.84

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2008 to December 31, 2009:

($000)
Balance as of January 1, 2008	$128,141
2008 acquisitions:
Acquisition of the Hemscott data, media, and investor relations website businesses	35,683
Acquisition of Fundamental Data	12,844
Acquisition of 10-K Wizard	8,340
Acquisition of Tenfore	19,837
Acquisition of FCSI and InvestData	4,143

2009 acquisitions:
Acquisition of the equity research and data business of CPMS	5,976
Acquisition of LIM	34,550
Goodwill for four other acquisitions completed in 2009	3,717
Goodwill of Morningstar Korea	1,148
Other, primarily currency translation	(4,387)
Balance as of December 31, 2009	$249,992

We did not record any goodwill impairment losses in 2009, 2008, or 2007, respectively.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2009				As of December 31, 2008
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28,472	$(12,147)	$16,325	10	$26,198	$(8,338)	$17,860	10
Customer-related assets	87,635	(27,405)	60,230	10	67,325	(17,620)	49,705	10
Supplier relationships	240	(60)	180	20	240	(48)	192	20
Technology-based assets	49,276	(16,694)	32,582	9	34,845	(9,525)	25,320	9
Non-competition agreement	820	(547)	273	5	810	(375)	435	5
Intangible assets related to acquisitions with preliminary purchase price allocations	26,129	(231)	25,898	5	29,962	(662)	26,300	5
Total intangible assets	$192,572	$(57,084)	$135,488	9	$156,380	$(36,568)	$119,812	9

The following table summarizes our amortization expense related to intangible assets:

($000)	2009	2008	2007
Amortization expense	$18,963	$16,648	$12,769

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2009, we expect intangible amortization expense for 2010 and subsequent years as follows:

($000)
2010	$23,427
2011	21,851
2012	20,607
2013	18,652
2014	17,706

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist of the following:

	As of December 31
($000)	2009	2008
Investment in MJKK	$18,413	$18,083
Other equity method investments	577	2,000
Investments accounted for using the cost method	5,089	321
Total investments in unconsolidated entities	$24,079	$20,404

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. We account for our investment in MJKK using the equity method. The following table summarizes our ownership percentage in Morningstar Japan K.K. and the market value of this investment based on MJKK’s publicly quoted share price:

	As of December 31
	2009	2008
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,600,000	¥2,900,000
Equivalent U.S. dollars ($000)	$28,507	$32,536

Other Equity Method Investments. As of December 31, 2009 and December 31, 2008, other equity-method investments include our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of December 31, 2009 and December 31, 2008.

As of December 31, 2008, other equity-method investments also included our investment in Morningstar Korea. As of December 31, 2008, our ownership interest and profit- and loss-sharing interest in Morningstar Korea was 40%, and our investment was $1,560,000. In 2009, we acquired additional shares in Morningstar Korea, increasing our ownership interest to 80%. Through August 2009, we accounted for this investment using the equity method. Beginning in September 2009, as Morningstar Korea is a majority-owned subsidiary, we no longer account for our investment using the equity method. We include the assets, liabilities, and results of operations of Morningstar Korea in our Consolidated Financial Statements on a consolidated basis. See Note 6 for additional information related to the increase in our ownership of Morningstar Korea.

Cost Method Investments. As of December 31, 2009, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We paid approximately $4,200,000 for these two minority equity stakes in 2009. We did not record any impairment losses on our cost method investments in 2009, 2008, or 2007, respectively.

8. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2009	2008
Computer equipment	$29,907	$31,208
Capitalized software	25,659	18,281
Furniture and fixtures	17,057	14,044
Leasehold improvements	39,216	34,839
Telephone equipment	2,199	2,243
Construction in progress	560	2,109
Property, equipment, and capitalized software, at cost	114,598	102,724
Less accumulated depreciation	(54,770)	(43,902)
Property, equipment, and capitalized software, net	$59,828	$58,822

The following table summarizes our depreciation expense:

($000)	2009	2008	2007
Depreciation expense	$12,998	$9,348	$8,488

9. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2010	$17,107
2011	15,446
2012	12,572
2013	10,538
2014	10,792
Thereafter	74,044
Total	$140,499

The following table summarizes our rent expense including taxes, insurance, and other operating costs:

($000)	2009	2008	2007
Rent expense	$18,842	$16,674	$11,113

Deferred rent relates to build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets.

	As of December 31
($000)	2009	2008
Deferred rent	$16,851	$17,586

In 2009, we recorded changes to our liability for vacant office space, primarily for the former Ibbotson headquarters. We increased the liability related to this vacant office space because we anticipate receiving lower sublease income and expect it will take more time than previously estimated to identify a tenant.

The following table shows the change in our liability for vacant office space from December 31, 2008 to December 31, 2009:

Liability for vacant office space	($000)
Balance as of December 31, 2008	$761
Increase liability for vacant office space recorded in 2009	2,672
Reduction of liability for lease payments made in 2009	(978)
Increase liability for vacant office space related to acquisitions	1,320
Other, primarily currency translation	40
Balance as of December 31, 2009	$3,815

10. Stock-Based Compensation

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

	As of December 31
(000)	2009	2008
Shares available for future grants	2,143	2,500

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). All options granted under the Prior Plans were vested as of December 31, 2009; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of December 31, 2009. The 2004 Stock Incentive Plan amends and restates the Prior Plans. Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

In February 1999, we entered into an Incentive Stock Option Agreement and a Nonqualified Stock Option Agreement under the 1999 Incentive Stock Option Plan (the 1999 Plan) with Don Phillips, an officer of Morningstar. Under these agreements, we granted Don options to purchase 1,500,000 shares of common stock at an exercise price of $2.77 per share, equal to the fair value at the grant date. These options were fully vested and had an expiration date of February 2009. On the date of grant, 1,138,560 options were exercisable and an additional 36,144 shares became exercisable each year from 1999 through 2008. As of December 31, 2008, there were 30,576 options remaining to be exercised. In 2009, Don exercised these remaining options prior to the February 2009 expiration date.

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

($000)	2009	2008	2007
Stock-based compensation expense — restricted stock units	$10,591	$7,571	$4,503
Stock-based compensation expense — stock options	1,002	3,710	6,475
Total stock-based compensation expense	$11,593	$11,281	$10,978

Income tax benefit related to the stock-based compensation expense	$3,625	$3,544	$3,968

In accordance with FASB ASC 718, Compensation — Stock Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested. These two factors accounted for approximately $214,000 and $210,000 of additional stock-based compensation expense in 2009 and 2008, respectively.

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

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Fair Value
RSUs outstanding—January 1, 2007	260,462	—	260,462	$44.01
Granted	248,584	—	248,584	51.72
Vested	(64,792)	—	(64,792)	47.21
Vested but deferred	(6,621)	6,621	—	—
Forfeited	(23,351)	—	(23,351)	46.78
RSUs outstanding—December 31, 2007	414,282	6,621	420,903	48.41
Granted	213,623	—	213,623	63.96
Vested	(96,187)	—	(96,187)	47.89
Vested but deferred	(15,403)	15,403	—	—
Forfeited	(21,815)	—	(21,815)	50.26
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	55.17
Granted	373,829	—	373,829	38.89
Vested	(150,031)	—	(150,031)	53.27
Vested but deferred	(17,570)	17,570	—	—
Forfeited	(19,303)	—	(19,303)	50.05
RSUs outstanding—December 31, 2009	681,425	39,594	721,019	46.99

As of December 31, 2009, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $23,591,000. We expect to recognize this expense over an average period of approximately 32 months.

Stock Option Fair Value

We did not grant any stock options during 2009 and 2008. For stock options granted in 2007, we estimated the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. The fair value of options granted during 2007 using this model was $34.15 per share, based on the following assumptions:

•                  Expected life:  We expected these stock options would be outstanding for a period of two years.

•                  Expected volatility:  Because we had limited historical data on the price of our stock at the stock option grant date, we did not base our volatility assumption on our own stock price. The volatility factor of 43% used in our assumptions is based on an average of the historical stock prices of a group of our peers over the most recent period commensurate with the expected term of the stock option award.

•                  Dividend yield:  We used a dividend yield of zero in our assumptions.

•                  Interest rate:  We based the risk-free interest rate used in our assumptions on the implied yield of 4.95% available on U.S. Treasury zero-coupon issues with a remaining term that approximates the stock option award’s expected life.

•                  Expected exercise price:  We assumed an expected exercise price of $14.70, equal to the strike price of the option grant.

Stock Option Activity

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2009		2008		2007
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	1,110,652	$15.33	2,068,590	$12.84	2,871,310	$11.11
Granted	—	—	—	—	569	14.70
Canceled	(175)	15.14	(7,565)	15.92	(22,683)	16.36
Exercised	(301,308)	10.75	(950,373)	10.54	(780,606)	7.44
Options outstanding—end of year	809,169	17.75	1,110,652	15.33	2,068,590	12.84

Options exercisable	809,169	$17.75	1,110,627	$15.33	1,719,184	$12.34

	2009		2008		2007
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	2,942,706	$15.14	4,377,089	$13.61	6,098,594	$12.55
Canceled	(3,127)	21.99	(21,412)	21.36	(39,216)	20.12
Exercised	(1,071,171)	13.95	(1,412,971)	10.81	(1,682,289)	10.07
Options outstanding—end of year	1,868,408	16.15	2,942,706	15.14	4,377,089	13.61

Options exercisable	1,858,865	$16.02	2,714,417	$14.39	3,890,824	$12.49

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2009	2008	2007
Intrinsic value of options exercised	$37,356	$113,645	$133,509

The table below shows additional information for options outstanding and options exercisable as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)

$8.57 - $14.70	1,317,931	1.77	$12.03	$47,851	1,317,931	1.77	$12.03	$47,851
$18.16 - $41.13	1,359,646	5.16	21.09	37,054	1,350,103	5.15	20.95	36,985
$8.57 - $41.13	2,677,577	3.49	16.63	$84,905	2,668,034	3.48	16.54	$84,837

Vested or Expected to Vest:
$8.57 - $41.13	2,677,577	3.49	$16.63	$84,905

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2009. The intrinsic value is based on our closing stock price of $48.34 on that date.

As of December 31, 2009, there was no unrecognized stock-based compensation expense related to stock options.  All outstanding options were vested as of January 1, 2010.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation — Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return which exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the past three years:

($000)	2009	2008	2007
Excess tax benefits related to stock-based compensation	$13,767	$23,531	$30,428

11. Related Party Transactions

In 2009, we recorded an operating expense of $4,887,000 related to adjusting the tax treatment of certain stock options that were originally considered incentive stock options. In 2009, we determined that certain incentive stock options granted to one former and two current executives, including Tao Huang, our Chief Operating Officer, should have been treated as non-qualified stock options for the executives’ and our income tax purposes. As a result, Morningstar will pay these individuals $4,887,000 in the first quarter of 2010 to compensate for the difference in tax treatment.

In February 1999, in conjunction with the expiration of options granted under the 1989 Nonqualified Stock Option Plan, we entered into a Deferred Compensation Agreement (the Agreement) with Don Phillips, an officer of Morningstar. Under the terms of the Agreement, on any date that Don exercised the right to purchase shares under the 1999 Plan, we paid to him $2.69 per share in the form of cash or, at our election, shares of common stock. Our obligation to pay deferred compensation was not increased by any imputed interest or earnings amount.

As of December 31, 2008, our Consolidated Balance Sheet included a liability of $82,000 for the Agreement. We paid this amount to Don in 2009 in accordance with the Agreement.

12. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2009, we suspended matching contributions to our 401(k) program in the United States. In 2008 and 2007, we contributed an amount equal to the employee’s contributions, up to 7% of the employee’s salary.

The following table summarizes our matching contributions:

($000)	2009	2008	2007
401(k) matching contributions	$—	$6,584	$5,840

13. Non-Operating Income

The following table presents the components of our net non-operating income:

($000)	2009	2008	2007
Interest income, net	$3,016	$5,687	$7,134
Other expense, net	(82)	(1,435)	(905)
Non-operating income, net	$2,934	$4,252	$6,229

Interest income primarily reflects interest from our investment portfolio. Other expense, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. In 2009, this category also includes the holding gain of $352,000 resulting from the difference between the fair value and the book value of our investment in Morningstar Korea. See Notes 6 and 7 for additional information concerning Morningstar Korea.

Prior to January 1, 2009, the net income or loss attributable to the noncontrolling (minority) interests was included in other non-operating expense, net. Effective January 1, 2009, we began accounting and reporting for the noncontrolling interests in our Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. The prior-year amounts have been reclassified to conform to the 2009 presentation.

14. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate:

($000)	2009	2008	2007
Income before income taxes and equity in net income of unconsolidated entities	$128,254	$143,371	$123,483
Equity in net income of unconsolidated entities	1,165	1,321	1,694
Net (income) loss attributable to noncontrolling interests	132	(397)	—
Total	$129,551	$144,295	$125,177
Income tax expense	$47,095	$51,763	$51,255
Effective tax rate	36.4%	35.9%	40.9%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2009		2008		2007
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$45,343	35.0%	$50,503	35.0%	$43,800	35.0%
State income taxes, net of federal income tax benefit	3,470	2.7	2,249	1.5	6,252	5.0
State income taxes, impact of enacted law change on deferred tax assets	—	—	—	—	761	0.6
Stock option activity	116	0.1	638	0.4	432	0.3
Disqualifying dispositions on incentive stock options	1,789	1.4	(3,215)	(2.2)	(241)	(0.2)
Non-U.S. withholding taxes, net of federal income tax effect, and foreign tax credits	(1,311)	(1.0)	808	0.6	311	0.2
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	1,221	0.9	(1,209)	(0.8)	(1,921)	(1.5)
Impact of equity in net income of unconsolidated entities	(288)	(0.2)	(353)	(0.2)	(436)	(0.3)
Difference between U.S. federal statutory and foreign tax rates	238	0.2	(699)	(0.5)	(810)	(0.6)
Non-deductible deposit penalty	1,384	1.1	—	—	—	—
Expenses related to treatment of stock options originally considered incentive stock options, subject to limitation for tax purposes	1,082	0.8	—	—	—	—
Recognize deferred tax asset for stock options originally considered incentive stock options	(1,349)	(1.0)	—	—	—	—
Change in unrecognized tax benefits	(1,786)	(1.4)	3,008	2.1	2,711	2.2
Other tax credits	(1,923)	(1.5)	—	—	—	—
Other – net	(891)	(0.7)	33	—	396	0.2
Total income tax expense	$47,095	36.4%	$51,763	35.9%	$51,255	40.9%

Income tax expense consists of the following:

($000)	2009	2008	2007
Current tax expense:
U.S.
Federal	$41,347	$37,143	$36,425
State	4,942	3,179	9,697
Non-U.S.	3,856	2,875	3,544
	50,145	43,197	49,666
Deferred tax expense (benefit):
U.S.
Federal	(592)	7,979	187
State	(38)	524	1,352
Non-U.S.	(2,420)	63	50
	(3,050)	8,566	1,589
Income tax expense	$47,095	$51,763	$51,255

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

($000)	2009	2008	2007
U.S.	$123,948	$135,997	$107,774
Non-U.S.	4,306	7,374	15,709
Income before income taxes and equity in net income of unconsolidated entities	$128,254	$143,371	$123,483

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2009	2008
Deferred tax assets:
Stock-based compensation expense	$15,641	$13,263
Accrued liabilities	6,263	5,683
Net operating loss carryforwards – U.S.	1,933	1,244
Net operating loss carryforwards – Non-U.S.	14,022	12,552
Research and development	253	504
Deferred royalty revenue	470	485
Allowance for doubtful accounts	533	582
Deferred rent	9,587	7,212
Other	160	66
Total deferred tax assets	48,862	41,591

Deferred tax liabilities:
Acquired intangible assets	(26,034)	(22,935)
Property, equipment, and capitalized software	(9,086)	(7,062)
Unrealized exchange gains, net	(258)	(1,074)
Prepaid expenses	(2,833)	(2,612)
Accrued liabilities	(1,322)	—
Other	(64)	(288)
Total deferred tax liabilities	(39,597)	(33,971)
Net deferred tax assets before valuation allowance	9,265	7,620
Valuation allowance	(12,834)	(11,613)
Net deferred tax liability	$(3,569)	$(3,993)

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2009	2008
Deferred tax asset, net – current	$1,109	$3,538
Deferred tax liability, net – non-current	(4,678)	(7,531)
Net deferred tax liability, net	$(3,569)	$(3,993)

The following table summarizes our U.S. NOL carryforwards:

	As of December 31
($000)		2009		2008
		Expiration Date		Expiration Date
U.S. NOLs subject to expiration dates	$5,084	2023 through 2029	$3,261	2023

The increase in U.S. NOL carryforwards at December 31, 2009 compared with the prior year primarily reflects NOLs from acquisitions. Approximately $3,036,000 of our U.S. NOL carryforward at December 31, 2009 is subject to limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, and therefore is limited to approximately $225,000 per year.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2009	2008

Non-U.S. NOLs subject to expiration dates from 2015 through 2020	$3,235	$4,387
Non-U.S. NOLs with no expiration date	47,366	40,558
Total	$50,601	$44,945

Non-U.S. NOLs not subject to valuation allowances	$4,430	$3,640

The increase in non-U.S. NOL carryforwards at December 31, 2009 compared with the prior year primarily reflects additional losses in our non-U.S. operations as well as the impact of currency translation.

Federal and state income taxes have not been provided on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $19,700,000 as of December 31, 2009, as such earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. In 2009, the statute of limitations lapsed on our 2005 U.S. federal tax returns. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2006 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003.

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2010. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2009, our Consolidated Balance Sheet included a current liability of $981,000 and a non-current liability of $5,369,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2009	2008
Gross unrecognized tax benefits – beginning of the year	$7,674	$7,195
Increases as a result of tax positions taken during a prior-year period	2,298	2,905
Decreases as a result of tax positions taken during a prior-year period	—	(2,383)
Increases as a result of tax positions taken during the current period	667	709
Decreases relating to settlements with tax authorities	(3,210)	(562)
Reductions as a result of lapse of the applicable statute of limitations	(1,360)	(190)
Gross unrecognized tax benefits – end of the year	$6,069	$7,674

In 2009, we reversed $4,570,000 of gross unrecognized tax benefits, of which $2,864,000 decreased our income tax expense by $2,616,000. In addition, we reduced our gross unrecognized tax benefits for $1,706,000 of payments to tax authorities. The substantial majority of the $2,965,000 increase in the gross unrecognized tax benefits was recorded, net of any tax benefits, to income tax expense in our Consolidated Statement of Income.

As of December 31, 2009, we had $6,069,000 of gross unrecognized tax benefits, of which $5,263,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $4,749,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2009	2008
Liabilities for interest and penalties	$958	$934

We recorded the increase in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2009.

15. Contingencies

Business Logic

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson’s prior commercial relationship with Business Logic. Business Logic is alleging that Ibbotson Associates and Morningstar violated Business Logic’s rights by using its trade secrets to develop a proprietary web service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, injunctive relief and unspecified damages. While Morningstar and Ibbotson Associates are vigorously contesting the claims against them, we cannot predict the outcome of the proceeding.

Online News Link LLC

In October 2009, Online News Link LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other providers of online information alleging that each defendant infringes U.S. Patent No. 7,508,789, which relates to ways for delivering online information. Online News Link seeks, among other things, unspecified damages and costs incurred by Online News Link because of defendants’ infringing activities. The complaint does not include specific allegations against Morningstar. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

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

•                  Securities and Exchange Commission

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

•                  United States Department of Labor

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

•                  New York Attorney General’s Office

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

16. Subsequent Events

In February 2010, we acquired the Footnoted business of Financial Fineprint Inc., a privately held firm based in Peekskill, N.Y. The acquisition includes the Footnoted.org website and the Footnoted Pro service. Terms were not disclosed.  Footnoted.org was founded in 2003 by Michelle Leder, author and journalist. Footnoted’s research staff pores over hundreds of SEC filings a day to unearth critical information buried in the fine print. Footnoted’s free site has become a must-read for professional money managers and analysts, as well as sophisticated individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings.

17. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from ASC 860, Transfers and Services. ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from ASC 860, Transfers and Services, and responds to concerns about the application of certain key provisions of ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). We adopted ASU No. 2009-16 and ASU No. 2009-17 effective January 1, 2010 and do not anticipate any impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends Topic 820 to further clarify existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the disclosure requirements regarding the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.

For Morningstar, the requirement to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy will be effective for our 2010 Consolidated Financial Statements. The requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward will be effective for our 2011 Consolidated Financial Statements. We are in the process of determining the impact, if any, these accounting pronouncements will have on our Consolidated Financial Statements.

18. Selected Quarterly Financial Data (unaudited)

	2008				2009
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$125,444	$132,237	$125,505	$119,271	$116,732	$119,533	$120,088	$122,643
Total operating expense (1)	90,759	90,667	91,329	90,583	82,107	86,845	86,405	98,319
Operating income	34,685	41,570	34,176	28,688	34,625	32,688	33,683	24,324
Non-operating income (expense), net	1,791	1,147	1,327	(13)	534	1,972	793	(365)
Income before income taxes and equity in net income of unconsolidated entities	36,476	42,717	35,503	28,675	35,159	34,660	34,476	23,959
Income tax expense	13,504	15,076	13,547	9,636	10,668	14,024	12,407	9,996
Equity in net income (loss) of unconsolidated entities	352	445	268	256	382	(21)	429	375
Consolidated net income	23,324	28,086	22,224	19,295	24,873	20,615	22,498	14,338
Net (income) loss attributable to the noncontrolling interests	(248)	(87)	(37)	(25)	89	(71)	22	92
Net income attributable to Morningstar, Inc.	$23,076	$27,999	$22,187	$19,270	$24,962	$20,544	$22,520	$14,430
Basic net income per share:
Basic net income per share attributable to Morningstar, Inc.	$0.51	$0.61	$0.48	$0.41	$0.53	$0.43	$0.46	$0.30
Weighted average common shares outstanding—basic	45,224	45,921	46,499	46,902	47,378	47,941	48,457	48,652
Diluted net income per share:
Diluted net income per share attributable to Morningstar, Inc.	$0.47	$0.57	$0.45	$0.39	$0.51	$0.41	$0.45	$0.29
Weighted average common shares outstanding—diluted	49,010	49,290	49,421	49,124	49,167	49,631	50,048	50,248

(1) Includes stock-based compensation expense of:	$2,744	$2,969	$2,818	$2,750	$2,725	$3,068	$2,863	$2,937

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 — Election of Directors, Board of Directors and Corporate Governance — Independent Directors, Board of Directors and Corporate Governance — Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2010 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

We have adopted a code of ethics, which is posted in the Investor Relations section on our website at http://corporate.morningstar.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. Shareholders may request a free copy of these documents by sending an e-mail to investors@morningstar.com.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets—December 31, 2009 and 2008
Consolidated Statements of Equity and Comprehensive Income (Loss)—Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of Ernst & Young LLP dated March 1, 2010 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II Morningstar, Inc. and Subsidiaries Valuation and Qualifying Accounts

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translation	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2009	$466	$1,292	$(419)	$1,339
2008	161	242	63	466
2007	225	(54)	(10)	161

3. Exhibits

Exhibit	Description
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
10.2*

Morningstar Incentive Plan, as amended and restated effective January 1, 2009, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 20, 2009.

10.3*	Morningstar 1999 Incentive Stock Option Plan is incorporated by reference to Exhibit 10.4 to the Registration Statement.
10.4*

Morningstar 2004 Stock Incentive Plan, as amended and restated effective as of July 24, 2009, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

10.10*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009 is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 10-K).

10.11*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009 is incorporated by reference to Exhibit 10.11 to the 2008 10-K.

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
10.19*

Agreement dated as of February 18, 2010 between Tao Huang and Morningstar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 18, 2010.

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

†      Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

MORNINGSTAR, INC.
By: /s/ Joe Mansueto
Name: Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	March 1, 2010
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	March 1, 2010
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	March 1, 2010
Donald J. Phillips II

/s/ Cheryl Francis	Director	March 1, 2010
Cheryl Francis

/s/ Steven Kaplan	Director	March 1, 2010
Steven Kaplan

/s/ Bill Lyons	Director	March 1, 2010
Bill Lyons

/s/ Jack Noonan	Director	March 1, 2010
Jack Noonan

/s/ Frank Ptak	Director	March 1, 2010
Frank Ptak

/s/ Paul Sturm	Director	March 1, 2010
Paul Sturm

/s/ Hugh Zentmyer	Director	March 1, 2010
Hugh Zentmyer