Form 10-K/A
period 2009-12-31
Morningstar, Inc.
filed 2010-03-19
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On March 1, 2010, Morningstar, Inc. (the Company) filed its Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission. The Company is providing Item 1 of Part I and Item 7 of Part II of Form 10-K in this Form 10-K/A filing to correctly reflect the total number of investments covered in its database of approximately 350,000 and to revise the number of database additions made during 2009 to more than 40,000. Except as set forth herein, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

TABLE OF CONTENTS

PART I

Item 1.	Business

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART IV

Exhibit 31.1
Exhibit 31.2

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

As detailed on page 2, we currently provide extensive data on approximately 350,000 investments globally, including managed investment products, individual securities, capital markets data, real-time stock quotes from nearly all of the world’s major stock exchanges, and a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

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
Korea
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

•      We added database coverage of more than 40,000 securities and expanded our fundamental data on global stocks and exchange-traded funds.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2010.

MORNINGSTAR, INC.

By: /s/ Richard E. Robbins
Name: Richard E. Robbins
Title: General Counsel and Corporate Secretary