Form 10-Q
period 2010-03-31
Morningstar, Inc.
filed 2010-05-05
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 49,152,105 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in thousands except per share amounts)	2010	2009

Revenue	$128,290	$116,732

Operating expense (1):
Cost of goods sold	34,316	30,252
Development	10,889	9,300
Sales and marketing	22,561	17,536
General and administrative	20,643	17,153
Depreciation and amortization	8,939	7,866
Total operating expense	97,348	82,107

Operating income	30,942	34,625

Non-operating income (expense):
Interest income, net	587	978
Other expense, net	(766)	(444)
Non-operating income (expense), net	(179)	534

Income before income taxes and equity in net income of unconsolidated entities	30,763	35,159

Income tax expense	10,995	10,668

Equity in net income of unconsolidated entities	389	382

Consolidated net income	20,157	24,873

Net loss attributable to the noncontrolling interest	31	89

Net income attributable to Morningstar, Inc.	$20,188	$24,962

Net income per share attributable to Morningstar, Inc.:
Basic	$0.41	$0.53
Diluted	$0.40	$0.51

Weighted average shares outstanding:
Basic	48,828	47,378
Diluted	50,332	49,167

	Three months ended March 31
	2010	2009
(1) Includes stock-based compensation expense of:
Cost of goods sold	$715	$549
Development	393	354
Sales and marketing	403	356
General and administrative	1,426	1,466
Total stock-based compensation expense	$2,937	$2,725

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2010	December 31 2009
Assets
Current assets:
Cash and cash equivalents	$185,353	$130,496
Investments	175,390	212,057
Accounts receivable, less allowance of $1,063 and $1,339, respectively	86,273	82,330
Deferred tax asset, net	1,081	1,109
Income tax receivable, net	4,638	5,541
Other	12,627	12,564
Total current assets	465,362	444,097
Property, equipment, and capitalized software, net	57,561	59,828
Investments in unconsolidated entities	24,474	24,079
Goodwill	245,952	249,992
Intangible assets, net	131,035	135,488
Other assets	6,018	6,099
Total assets	$930,402	$919,583

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$30,666	$29,901
Accrued compensation	26,042	48,902
Deferred revenue	136,842	127,114
Other	946	962
Total current liabilities	194,496	206,879
Accrued compensation	4,945	4,739
Deferred tax liability, net	3,077	4,678
Other long-term liabilities	25,801	26,413
Total liabilities	228,319	242,709

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 49,094,759 and 48,768,541 shares were outstanding as of March 31, 2010 and December 31, 2009, respectively	5	5
Treasury stock at cost, 217,871 shares as of March 31, 2010 and 222,653 as of December 31, 2009	(3,062)	(3,130)
Additional paid-in capital	441,463	432,052
Retained earnings	266,933	246,745
Accumulated other comprehensive income (loss):
Currency translation adjustment	(4,780)	(337)
Unrealized gain on available-for-sale securities	388	370
Total accumulated other comprehensive income (loss)	(4,392)	33
Total Morningstar, Inc. shareholders’ equity	700,947	675,705
Noncontrolling interest	1,136	1,169
Total equity	702,083	676,874
Total liabilities and equity	$930,402	$919,583

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2010

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non
	Shares	Par	Treasury	Paid-in	Retained	Income	Controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interests	Equity
Balance as of December 31, 2009	48,768,541	$5	$(3,130)	$432,052	$246,745	$33	$1,169	$676,874
Comprehensive income (loss):
Net income (loss)		—	—	—	20,188	—	(31)	20,157
Unrealized gain (loss) on available-for-sale investments, net of income tax of $28		—	—	—	—	18	—	18
Foreign currency translation adjustment, net		—	—	—	—	(4,443)	(2)	(4,445)
Total comprehensive income (loss)		—	—	—	20,188	(4,425)	(33)	15,730
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	326,218	—	68	3,426	—	—	—	3,494
Stock-based compensation		—	—	2,937	—	—	—	2,937
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	3,048	—	—	—	3,048
Balance as of March 31, 2010	49,094,759	$5	$(3,062)	$441,463	$266,933	$(4,392)	$1,136	$702,083

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in thousands)	2010	2009

Operating activities
Consolidated net income	$20,157	$24,873
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	8,939	7,866
Deferred income tax benefit	(1,287)	(1,311)
Stock-based compensation expense	2,937	2,725
Provision for bad debt	162	223
Equity in net income of unconsolidated entities	(389)	(382)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(3,048)	(350)
Other, net	792	409
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,867)	169
Other assets	(480)	351
Accounts payable and accrued liabilities	1,174	(4,111)
Accrued compensation	(22,516)	(55,039)
Income taxes payable	3,681	11,382
Deferred revenue	10,430	4,060
Deferred rent	(392)	(156)
Other liabilities	(843)	969
Cash provided by (used for) operating activities	14,450	(8,322)

Investing activities
Purchases of investments	(50,964)	(22,403)
Proceeds from maturities and sales of investments	87,934	16,752
Capital expenditures	(1,650)	(4,590)
Acquisitions, net of cash acquired	(738)	(60)
Other, net	—	98
Cash provided by (used for) investing activities	34,582	(10,203)

Financing activities
Proceeds from stock option exercises	3,494	2,932
Excess tax benefits from stock option exercises and vesting of restricted stock units	3,048	350
Other, net	315	(176)
Cash provided by financing activities	6,857	3,106

Effect of exchange rate changes on cash and cash equivalents	(1,032)	(1,760)
Net increase (decrease) in cash and cash equivalents	54,857	(17,179)
Cash and cash equivalents–beginning of period	130,496	173,891
Cash and cash equivalents–end of period	$185,353	$156,712

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,565	$665
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$46	$248

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

The acronyms that appear in the Notes to our Condensed Consolidated Financial Statements refer to the following:

ASC:  Accounting Standards Codification

ASU:  Accounting Standards Update

EITF:  Emerging Issues Task Force

FASB:  Financial Accounting Standards Board

SEC:  Securities and Exchange Commission

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. In addition, effective January 1, 2010, we adopted the following financial accounting standards:

•          ASU No. 2009-16, Transfers and Servicing (Topic 860) and Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from FASB ASC 860, Transfers and Services. ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from FASB ASC 860 and responds to concerns about the application of certain key provisions of FASB ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). These accounting pronouncements did not impact our Condensed Consolidated Financial Statements.

•          ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.

ASU No. 2010-06 requires additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. ASU 2010-06 also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the disclosure requirements regarding the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The additional disclosures required by ASU No. 2010-06 appear in Note 6, in the Notes to our Condensed Consolidated Financial Statements.

3. Acquisitions, Goodwill, and Other Intangible Assets

2010 Acquisitions

In February 2010, we acquired the Footnoted business of Financial Fineprint Inc., a privately held firm based in Peekskill, N.Y. The acquisition includes the Footnoted.org website and the Footnoted Pro service. Terms were not disclosed.  The acquisition did not have a significant impact on our Condensed Consolidated Financial Statements for the three months ended March 31, 2010.

2009 Acquisitions

The table below summarizes the acquisitions completed during 2009. We did not make any significant changes to the purchase price allocations compared with the preliminary estimates existing at December 31, 2009. Additional information concerning these acquisitions can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Acquisition	Description	Date Acquired	Purchase Price*
Global financial filings database business of Global Reports LLC	A leading provider of online financial and Corporate and Social Responsibility reports for publicly traded companies around the world	April 20, 2009	Not separately disclosed
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	C.P.M.S. tracks fundamental equity data for approximately 4,000 securities in the United States and Canada as well as tracks and provides earnings estimates for Canadian stocks	May 1, 2009	$13.9 million
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

		June 30, 2009	Not separately disclosed
Canadian Investment Awards and Gala	Canada’s marquee investment awards program, recognizing excellence in products and firms within the financial services industry	December 17, 2009	Not separately disclosed
Logical Information Machines, Inc. (LIM)	A leading provider of data and analytics for the energy, financial, and agriculture sectors	December 31, 2009	$53.5 million

* Total purchase price less cash acquired

Pro Forma Information for 2010 and 2009 Acquisitions

The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009 as if we had completed the 2010 and 2009 acquisitions and had consolidated Morningstar Korea, as of January 1 of each of these years. In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired.

	Three months ended March 31
Unaudited Pro Forma Financial Information (in thousands except per share amounts)	2010	2009
Revenue	$128,290	$125,569
Operating income	$30,936	$34,865
Net income attributable to Morningstar, Inc.	$20,184	$25,135

Basic net income per share attributable to Morningstar, Inc.	$0.41	$0.53
Diluted net income per share attributable to Morningstar, Inc.	$0.40	$0.51

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2009 to March 31, 2010:

($000)
Balance as of December 31, 2009	$249,992
Acquisition of the Footnoted business	402
Other, primarily currency translation	(4,442)
Balance as of March 31, 2010	$245,952

We did not record any impairment losses in the first quarter of 2010 or 2009, respectively.

The following table summarizes our intangible assets:

	As of March 31, 2010				As of December 31, 2009
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,249	$(13,005)	$16,244	10	$28,472	$(12,147)	$16,325	10
Customer-related assets	102,129	(29,988)	72,141	11	87,635	(27,405)	60,230	10
Supplier relationships	240	(63)	177	20	240	(60)	180	20
Technology-based assets	59,349	(18,501)	40,848	9	49,276	(16,694)	32,582	9
Non-competition agreement	849	(592)	257	5	820	(547)	273	5
Intangible assets related to acquisitions with preliminary purchase price allocations	1,480	(112)	1,368	5	26,129	(231)	25,898	5
Total intangible assets	$193,296	$(62,261)	$131,035	10	$192,572	$(57,084)	$135,488	9

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
($000)	2010	2009
Amortization expense	$5,468	$5,121

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through March 31, 2010, we expect intangible amortization expense for 2010 and subsequent years as follows:

($000)
2010	$20,641
2011	19,130
2012	17,904
2013	15,994
2014	15,082
2015	14,211

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

	Three months ended March 31
(in thousands, except per share amounts)	2010	2009

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$20,188	$24,962
Weighted average common shares outstanding	48,828	47,378
Basic net income per share attributable to Morningstar, Inc.	$0.41	$0.53

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$20,188	$24,962

Weighted average common shares outstanding	48,828	47,378
Net effect of dilutive stock options and restricted stock units	1,504	1,789
Weighted average common shares outstanding for computing diluted income per share	50,332	49,167

Diluted net income per share attributable to Morningstar, Inc.	$0.40	$0.51

5. Segment and Geographical Area Information

Morningstar has two operating segments:

•   Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

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

•   Investment Management. The Investment Management segment includes all of our asset management operations, which are registered investment advisors and earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Our segment accounting policies are the same as those described in Note 2 to our Consolidated Financial Statements included in our Annual Report on Form 10-K as of December 31, 2009, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category to arrive at the consolidated financial information. Our segment disclosures are consistent with the business segment information provided to our chief operating decision maker on a recurring basis; for that reason, we don’t present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of FASB ASC 350-20-50, Intangibles - Goodwill - Disclosure.

The following tables show selected segment data for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010

($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$103,524	$24,766	$—	$128,290
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	67,645	10,932	6,895	85,472
Stock-based compensation expense	1,488	493	956	2,937
Depreciation and amortization	1,645	48	7,246	8,939
Operating income (loss)	$32,746	$13,293	$(15,097)	$30,942

Capital expenditures	$1,030	$14	$606	$1,650

U.S. revenue				$92,610
Non-U.S. revenue				$35,680

	As of March 31, 2010
Goodwill	$213,740	$32,212	$—	$245,952

U.S. long-lived assets				$41,733
Non-U.S. long-lived assets				$15,828

	Three months ended March 31, 2009

($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$96,240	$20,492	$—	$116,732
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	57,065	8,177	6,274	71,516
Stock-based compensation expense	1,267	468	990	2,725
Depreciation and amortization	1,071	20	6,775	7,866
Operating income (loss)	$36,837	$11,827	$(14,039)	$34,625

Capital expenditures	$3,760	$184	$646	$4,590

U.S. revenue				$88,148
Non-U.S. revenue				$28,584

	As of March 31, 2009
Goodwill	$154,822	$31,470	$—	$186,292

U.S. long-lived assets				$45,585
Non-U.S. long-lived assets				$14,519

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

($000)	As of March 31 2010	As of December 31 2009
Available-for-sale	$160,700	$197,306
Held-to-maturity	10,417	10,588
Trading securities	4,273	4,163
Total	$175,390	$212,057

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2010				As of December 31, 2009
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$136,022	$263	$(49)	$136,236	$174,433	$439	$(50)	$174,822
Corporate bonds	14,020	53	(16)	14,057	12,268	44	(1)	12,311
Equity securities	1,993	308	(52)	2,249	2,013	188	(28)	2,173
Mutual funds	8,022	136	—	8,158	8,000	—	—	8,000
Total	$160,057	$760	$(117)	$160,700	$196,714	$671	$(79)	$197,306

Held-to-maturity:
Certificates of deposit	$10,417	$—	$—	$10,417	$10,588	$—	$—	$10,588

As of March 31, 2010 and December 31, 2009, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2010 and December 31, 2009. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2010		As of December 31, 2009
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$122,995	$123,236	$161,453	$161,817
Due in one to three years	27,047	27,057	25,248	25,316
Equity securities and mutual funds	10,015	10,407	10,013	10,173
Total	$160,057	$160,700	$196,714	$197,306

Held-to-maturity:
Due in one year or less	$10,416	$10,416	$10,587	$10,587
Due in one to three years	1	1	1	1
Total	$10,417	$10,417	$10,588	$10,588

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2010	2009
Realized gains	$17	$—
Realized losses	(1)	—
Realized gains, net	$16	$—

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2010	2009
Unrealized gains, net	$68	155

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurements as of March 31, 2010 Using Fair Value Hierarchy
($000)	March 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$136,236	$136,236	$—	$—
Corporate bonds	14,057	14,057	—	—
Equity securities	2,249	2,249	—	—
Mutual funds	8,158	8,158	—	—
Trading securities	4,273	4,273	—	—
Total	$164,973	$164,973	$—	$—

	Fair Value as of	Fair Value Measurements as of December 31, 2009 Using Fair Value Hierarchy
($000)	December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$174,822	$174,822	$—	$—
Corporate bonds	12,311	12,311	—	—
Equity securities	2,173	2,173	—	—
Mutual funds	8,000	8,000	—	—
Trading securities	4,163	4,163	—	—
Total	$201,469	$201,469	$—	$—

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

We did not transfer any investments between levels of the fair value hierarchy in the first quarter of 2010 or 2009. Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

($000)	As of March 31 2010	As of December 31 2009
Investment in MJKK	$18,760	$18,413
Other equity method investments	629	577
Investments accounted for using the cost method	5,085	5,089
Total investments in unconsolidated entities	$24,474	$24,079

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange, “Hercules Market,” using the ticker 4765. We account for our investment in MJKK using the equity method. The following table summarizes our ownership percentage in MJKK and the market value of this investment based on MJKK’s publicly quoted share price:

	As of March 31 2010	As of December 31 2009
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,394,000	¥2,600,000
Equivalent U.S. dollars ($000)	$36,621	$28,507

Other Equity Method Investments. As of March 31, 2010 and December 31, 2009, other equity method investments include our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of March 31, 2010 and December 31, 2009.

Cost Method Investments. As of March 31, 2010 and December 31, 2009, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first three months of 2010 and 2009, respectively.

8. Liability for Vacant Office Space

In the first quarter of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of this space.

The following table shows the change in our liability for vacant office space from December 31, 2009 to March 31, 2010:

Liability for vacant office space	($000)
Balance as of December 31, 2009	$3,815
Increase liability for vacant office space	843
Reduction of liability for lease payments	(745)
Other, primarily currency translation	12
Balance as of March 31, 2010	$3,925

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

(000)	As of March 31 2010	As of December 31 2009
Shares available for future grants	2,148	2,143

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). All options granted under the Prior Plans were vested as of January 1, 2010; however, because the options under all three plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of March 31, 2010. The 2004 Stock Incentive Plan amends and restates the Prior Plans. Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will not be available for awards under the 2004 Stock Incentive Plan.

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the first three months of 2010 and 2009:

	Three months ended March 31
($000)	2010	2009
Stock-based compensation expense — restricted stock units	$2,937	$2,170
Stock-based compensation expense — stock options	—	555
Stock-based compensation expense	$2,937	$2,725

Income tax benefit related to the stock-based compensation expense	$893	$867

In accordance with FASB ASC 718, Compensation—Stock Compensation, we estimate forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The following table summarizes restricted stock unit activity during the first three months of 2010:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2009	681,425	39,594	721,019	$46.99
Granted	1,901	—	1,901	49.33
Vested	(15,176)	—	(15,176)	50.46
Forfeited	(7,285)	—	(7,285)	47.53
RSUs outstanding—March 31, 2010	660,865	39,594	700,459	46.92

As of March 31, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $20,739,000. We expect to recognize this expense over an average period of approximately 30 months.

Stock Option Activity

The following tables summarize stock option activity in the first three months of 2010 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	809,169	$17.75
Exercised	(47,716)	11.77
Options outstanding—March 31, 2010	761,453	18.31

Options exercisable—March 31, 2010	761,453	$18.31

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	1,868,408	$16.02
Canceled	(12)	22.41
Exercised	(267,091)	14.93
Options outstanding—March 31, 2010	1,601,305	16.44

Options exercisable—March 31, 2010	1,601,305	$16.44

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Three months ended March 31
($000)	2010	2009
Intrinsic value of options exercised	$10,619	$5,770

All outstanding options were vested and exercisable as of January 1, 2010. The table below shows additional information for options outstanding and exercisable as of March 31, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	1,032,166	1.9	$11.63	$37,634
$18.16 - $41.13	1,330,592	4.9	21.25	35,719
$8.57 - $41.13	2,362,758	3.6	17.04	$73,353

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2010. The intrinsic value is based on our closing stock price of $48.09 on that date.

As of March 31, 2010, there was no unrecognized stock-based compensation expense related to stock options.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return which exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three months ended March 31, 2010 and 2009:

	Three months ended March 31
($000)	2010	2009
Excess tax benefits related to stock-based compensation	$3,048	$350

10. Related Party Transactions

In 2009, we determined that certain incentive stock options (ISOs) granted to one former and two current executives, including Tao Huang, our chief operating officer, should have been treated as non-qualified stock options (NQSOs) for the executives’ and our income tax purposes. In the fourth quarter of 2009, we recorded an operating expense of $4,887,000 related to adjusting the tax treatment of these stock options that were originally considered ISOs. In the first quarter of 2010, we paid these individuals $4,887,000 to compensate for the difference in tax treatment.

11. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31, 2010 and 2009:

	Three months ended March 31
($000)	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$30,763	$35,159
Equity in net income of unconsolidated entities	389	382
Net loss attributable to the noncontrolling interest	31	89
Total	$31,183	$35,630
Income tax expense	$10,995	$10,668
Effective tax rate	35.3%	29.9%

Our effective tax rate increased by 5.4 percentage points in the first quarter of 2010. Several items that reduced the effective tax rate in the first quarter of 2009 did not recur in the first quarter of 2010. The prior-year period included the impact of reversing a $1.4 million reserve for uncertain tax positions as a result of a lapse in the statute of limitations. This non-cash benefit favorably impacted the first-quarter 2009 effective tax rate by approximately 4.0 percentage points. The favorable effect of incentive stock-option transactions also reduced our effective tax rate in the first quarter of 2009.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2006 to the present. Most of our state tax returns have open tax years from 2006 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003.

As of December 31, 2009, our Condensed Consolidated Balance Sheet included a current liability of $981,000 and a non-current liability of $5,369,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. There were no significant changes to uncertain tax positions in the first quarter of 2010 as a result of other lapses of statutes of limitation or audit activity.

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

Online News Link LLC

In October 2009, Online News Link LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other providers of online information alleging that each defendant infringes U.S. Patent No. 7,508,789, which relates to ways for delivering online information. Online News Link seeks, among other things, unspecified damages and costs incurred by Online News Link because of defendants’ alleged infringing activities. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoena from the New York Attorney General’s Office

In December 2004, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a subpoena from the New York Attorney General’s office seeking information and documents related to an investigation the New York Attorney General’s office is conducting. The subpoena asks for documents relating to the investment consulting services the company offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. Morningstar Associates has provided the requested information and documents.

In 2005, Morningstar Associates received subpoenas seeking information and documents related to investigations being conducted by the SEC and United States Department of Labor. The subpoenas were similar in scope to the New York Attorney General subpoena. In January 2007 and September 2009, respectively, the SEC and Department of Labor each notified Morningstar Associates that it had ended its investigation, with no enforcement action, fines, or penalties.

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General’s office. The Notice centers on disclosure relating to an optional service offered to retirement plan sponsors (employers) that select 401(k) plan services from ING, one of Morningstar Associates’ clients. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General’s office should not institute proceedings. Morningstar Associates promptly submitted its explanation and has cooperated fully with the New York Attorney General’s office.

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

13. Subsequent Events

We completed the following acquisitions subsequent to March 31, 2010:

In April 2010, we acquired Aegis Equities Research, a leading provider of independent equity research in Sydney, Australia. Aegis Equities Research was founded in 1999 and currently serves institutional, adviser, and retail clients. It operates a web-based research platform that includes proprietary equities research and market commentary on more than 200 Australian Securities Exchange (ASX)-listed companies for brokers, financial advisers, and other institutions. Aegis also operates ShareAnalysis.com, a subscription-based website for individual investors, and publishes the ShareAnalysis weekly e-newsletter, which includes market news, analysis, and investment ideas. The Aegis business also provides model equity portfolios that can be licensed as a sub-advisory service for managed accounts or in “buy lists.”

Also in April 2010, we acquired Old Broad Street Research Ltd. (OBSR), a premier provider of fund research, ratings, and investment consulting services in the United Kingdom, for 11.95 million pounds sterling, or approximately U.S. $18.3 million, subject to post-closing adjustments. OBSR’s team of investment research analysts rates and recommends approximately 500 UK-domiciled and cross-border funds. In addition, OBSR analyses a wide range of financial products and tax wrappers, including individual and group pension products, UK onshore and offshore investment bonds, individual and business protection products, and savings products.

In May 2010, we completed the acquisition of Realpoint, LLC, a Nationally Recognized Statistical Ratings Organization (NRSRO) that specializes in structured finance. The purchase price includes approximately $42 million in cash, subject to post-closing adjustments, and approximately 199,000 shares of restricted stock (valued at approximately $10 million at the time the acquisition was announced in March 2010). Realpoint had revenue of approximately $12 million in 2009.  Realpoint currently offers securities ratings, research, surveillance services, and data to help institutional investors identify credit risk in commercial mortgage-backed securities. More than 225 institutional investment firms subscribe to Realpoint’s trusted ratings and analytics, including the majority of money managers who invest in commercial mortgage-backed securities.

In the second quarter of 2010, we expect to use approximately $76 million of our cash, cash equivalents, and investments to complete these acquisitions.

14. Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances, and settlements on a gross basis. For Morningstar, the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward will be effective for our 2011 Consolidated Financial Statements. We are in the process of determining the impact, if any, these accounting pronouncements will have on our Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•                  general industry conditions and competition, including current global financial uncertainty;

•                  the impact of market volatility on revenue from asset-based fees;

•                  damage to our reputation resulting from claims made about possible conflicts of interest;

•                  liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•                  financial services industry consolidation;

•                  a prolonged outage of our database and network facilities;

•                  challenges faced by our non-U.S. operations; and

•                  the availability of free or low-cost investment information.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2009. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

We emphasize a decentralized approach to running our business to create a culture of responsibility and accountability. Our company has two operating segments:  The Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which are registered investment advisors and earn more than half of their revenue from asset-based fees.

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

•                  Become a global leader in fund-of-funds investment management;

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

The U.S. equity market generally showed strong performance in the first quarter of 2010, continuing the positive trend from 2009. Morningstar’s U.S. Market Index, a broad market benchmark, was up 5.8% during the quarter. Total U.S. mutual fund assets increased to $11.2 trillion as of March 31, 2010, based on data from the Investment Company Institute (ICI), up from $9.2 trillion as of March 31, 2009.

Despite the more positive market environment, alternative asset classes, such as hedge funds, continued to show mixed results. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced small net outflows for the year-to-date period through February 28, 2010.

Assets in exchange-traded funds (ETFs) increased to $805 billion as of March 31, 2010, compared with $482 billion as of March 31, 2009, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, pages viewed per visit, and time spent per visit for financial and investment sites all decreased compared with the first quarter of 2009. Overall, page views to finance and investment sites were down about 25%, based on Nielsen’s data. We attribute this trend to individual investors’ lower level of engagement with investing-related topics despite the upturn in the market over the past 12 months. Although our investment website, Morningstar.com, continued to perform well versus competing sites based on time spent per visit, some metrics such as unique visitors and pages viewed per visit also declined according to Nielsen’s data.

Following the downturn in global advertising sales in 2009, we began seeing stronger growth in online advertising spending in early 2010. Based on data from the Interactive Advertising Bureau and PricewaterhouseCoopers, industry publication eMarketer projects that U.S. online advertising spending will increase 5.5% to $23.6 billion in 2010, following a 4.6% decline in 2009.

Overall, we believe that business conditions in the financial services have continued improving in recent months, although some areas, such as consumer discretionary spending, remain under pressure.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Consolidated Results

	Three months ended March 31
Key Metrics ($000)	2010	2009	Change
Revenue	$128,290	$116,732	9.9%
Operating income	30,942	34,625	(10.6)%
Operating margin	24.1%	29.7%	(5.6	)pp

Cash provided by (used for) investing activities	$34,582	$(10,203)	NMF
Cash provided by financing activities	6,857	3,106	120.8%

Cash provided by (used for) operating activities	$14,450	$(8,322)	NMF
Capital expenditures	(1,650)	(4,590)	(64.1)%
Free cash flow	$12,800	$(12,912)	NMF

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Three months ended March 31, 2010
Global financial filings database business of Global Reports LLC	April 20, 2009	Entire period
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	May 1, 2009	Entire period
Andex Associates, Inc.	May 1, 2009	Entire period
Intech Pty Ltd	June 30, 2009	Entire period
Canadian Investment Awards and Gala	December 17, 2009	Entire period
Logical Information Machines, Inc.	December 31, 2009	Entire period
Footnoted business of Financial Fineprint Inc.	February 1, 2010	February 1 through March 31, 2010

Consolidated Revenue

In the first quarter of 2010, our consolidated revenue increased 9.9% to $128.3 million. We had $9.7 million in incremental revenue from acquisitions during the quarter, which contributed about 8 percentage points to our consolidated revenue growth. Currency movements also had a positive effect in the quarter, as the U.S. dollar was weaker against most other major currencies compared with the prior-year period. This factor contributed about 3 percentage points to our consolidated revenue growth.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue declined by about $1.9 million, or 1.6%, in the first quarter of 2010. The main factor behind this decline was the loss of revenue associated with the Global Analyst Research Settlement (GARS), which ended in July 2009. We had equity research revenue of $5.5 million related to GARS in the first quarter of 2009 that did not recur in the first quarter of 2010. Higher revenue from Morningstar Direct, Internet advertising, and our Investment Management services partially offset this loss.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended March 31
($000)	2010	2009	Change
Consolidated revenue	$128,290	$116,732	9.9%
Less: acquisitions	(9,704)	—	NMF
Favorable impact of foreign currency translations	(3,731)	—	NMF
Organic revenue	$114,855	$116,732	(1.6)%

International revenue continues to increase as a percentage of our consolidated revenue and made up about 28% of our consolidated revenue in the first quarter of 2010. Revenue from international operations rose $7.1 million, or 24.8%, to $35.7 million for the period. Acquisitions contributed $4.1 million of additional revenue outside the United States, and foreign currency translations also had a positive impact of $3.7 million. Excluding acquisitions and the impact of foreign currency translations, non-U.S. revenue declined 2.6%, reflecting weaker product sales in Europe, Australia, and Canada.

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

	Three months ended March 31
($000)	2010	2009	Change
International revenue	$35,680	$28,584	24.8%
Less: acquisitions	(4,101)	—	NMF
Favorable impact of foreign currency translations	(3,731)	—	NMF
International organic revenue	$27,848	$28,584	(2.6)%

Consolidated Operating Expense

	Three months ended March 31
($000)	2010	2009	Change
Operating expense	$97,348	$82,107	18.6%
% of revenue	75.9%	70.3%	5.6	pp

In the first quarter of 2010, our consolidated operating expense increased $15.2 million, or 18.6%. We completed six acquisitions in 2009 and one in the first quarter of 2010. Because of the timing of these acquisitions, our first-quarter 2010 results include operating expense that did not exist in the same period last year.

Headcount and salary expense also increased year over year, partly because of acquisitions. We had approximately 2,760 employees worldwide as of March 31, 2010, a 16.5% increase from the same period a year ago and up 6.2% from December 31, 2009. We added about 170 employees through acquisitions over the 12 months ending March 31, 2010. The remainder of the increase in headcount mainly reflects continued hiring for our development centers in China and India.

In early 2010, we began phasing in some of the benefits and other compensation-related expense we had previously reduced. As a result, bonus expense increased $2.5 million and matching contributions to our 401(k) plan increased $1.0 million. Sales commissions also increased $2.1 million, reflecting improved sales activity compared with the first quarter of 2009.

In the first quarter of 2010, we recorded an expense of $0.8 million to increase our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of this space.

Cost of Goods Sold

	Three months ended March 31
($000)	2010	2009	Change
Cost of goods sold	$34,316	$30,252	13.4%
% of revenue	26.7%	25.9%	0.8	pp
Gross profit	$93,974	$86,480	8.7%
Gross margin	73.3%	74.1%	(0.8	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense in both the first quarter of 2010 and 2009. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $4.1 million in the first quarter of 2010, mainly because of higher compensation and bonus expense, partly offset by lower production costs. We had $0.5 million of outsourced product implementation expense for the Advice by Ibbotson platform in the first quarter of 2009 that did not recur in 2010.

Our gross margin in the first quarter of 2010 decreased slightly to 73.3%, compared with 74.1% in the first quarter of 2009.

Development Expense

	Three months ended March 31
($000)	2010	2009	Change
Development expense	$10,889	$9,300	17.1%
% of revenue	8.5%	8.0%	0.5	pp

Development expense increased $1.6 million in the first quarter of 2010, mainly because of higher compensation expense related to hiring for our development teams. As a percentage of revenue, development was in line with typical levels from previous years, though up slightly from 2009.

Sales and Marketing Expense

	Three months ended March 31
($000)	2010	2009	Change
Sales and marketing expense	$22,561	$17,536	28.7%
% of revenue	17.6%	15.0%	2.6	pp

Sales and marketing expense increased $5.0 million in the first quarter of 2010. About 40% of the increase was from higher commissions, reflecting more positive sales trends. Other expenses included in this category, including bonus expense, also increased.

As a percentage of revenue, sales and marketing expense increased 2.6 percentage points compared with the first quarter of 2009.

General and Administrative Expense

	Three months ended March 31
($000)	2010	2009	Change
General and administrative expense	$20,643	$17,153	20.3%
% of revenue	16.1%	14.7%	1.4	pp

General and administrative expense rose $3.5 million in the first quarter of 2010, mainly reflecting higher compensation and bonus expense. This expense category also includes the $0.8 million expense we recorded to increase our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of the space.

As a percentage of revenue, general and administrative expense increased 1.4 percentage points in the first quarter of 2010 compared with the same period in 2009.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2010	2009	Change
Depreciation expense	$3,471	$2,745	26.4%
Amortization expense	5,468	5,121	6.8%
Total depreciation and amortization expense	$8,939	$7,866	13.6%
% of revenue	7.0%	6.7%	0.3	pp

Depreciation expense rose $0.7 million in the quarter, primarily from higher depreciation expense associated with our new corporate headquarters in Chicago and incremental depreciation expense from acquisitions.

Amortization expense increased $0.3 million in the quarter. We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through March 31, 2010, we estimate that aggregate amortization expense for intangible assets will be $20.6 million in 2010 and $19.1 million in 2011. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2009 and 2010.

As a percentage of revenue, depreciation and amortization increased 0.3 percentage points in the first quarter.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2010	2009	Change
Stock-based compensation expense - restricted stock units	$2,937	$2,170	35.3%
Stock-based compensation expense - stock options	—	555	NMF
Stock-based compensation expense	$2,937	$2,725	7.8%
% of revenue	2.3%	2.3%	—

Our stock-based compensation expense mainly relates to grants of restricted stock units (RSUs), and to a lesser extent, to stock option grants made in previous years. All outstanding options were vested as of January 1, 2010. As a result, no additional stock-based compensation expense will be recorded for stock options granted in previous years.

Stock-based compensation expense increased slightly in the first quarter of 2010 and remained relatively flat as a percentage of revenue compared with the same period in 2009.

We include stock-based compensation expense in each of our operating expense categories. We began granting RSUs in May 2006 and made additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is generally four years. We estimate forfeitures of all stock-based awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest.

Based on grants made through March 31, 2010, we anticipate that stock-based compensation expense will be $10.3 million in 2010. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three months ended March 31
($000)	2010	2009	Change
Bonus expense	$7,708	$5,190	48.5%
% of revenue	6.0%	4.4%	1.6	pp

Bonus expense, which we include in each of our operating expense categories, increased $2.5 million in the first quarter of 2010. We reduced our bonus expense in 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. Because business conditions have improved, we increased bonus accruals in the first quarter of 2010.

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay out annual bonuses to employees in the first quarter of the following year.

As a percentage of revenue, bonus expense increased by 1.6 percentage points in the first quarter of 2010.

Consolidated Operating Income

	Three months ended March 31
($000)	2010	2009	Change
Operating income	$30,942	$34,625	(10.6)%
% of revenue	24.1%	29.7%	(5.6	)pp

Consolidated operating income fell $3.7 million in the first quarter of 2010. Although first-quarter revenue was up year over year, our cost base increased at a faster pace. This was driven by incremental costs from acquisitions as well as reinstating some of the employee benefits and other expenses we reduced in 2009. Costs rose across all of our operating expense categories, with the most dramatic increase in sales and marketing, primarily because of an increase in sales commission expense. Higher bonus expense across all expense categories also contributed to the decline in operating income.

We made significant cost reductions early in 2009 in anticipation of a tough economic environment. Those cost reductions improved our margin in the first quarter of 2009. In 2010, we began phasing in some of the benefits we suspended in 2009, such as matching contributions to our 401(k) plan in the United States, which represented approximately $1.0 million of expense in the quarter. We kept salary levels flat for nearly all employees in 2009, but expect to make some moderate compensation increases later in 2010. We’ve also been hiring for some previously unfilled positions. With operating expense increasing more than revenue, our operating margin was 5.6 percentage points lower in the first quarter of 2010.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

Historically, free cash flow has been lower in the first quarter compared with the other three quarters of the year because of the timing of our annual bonus payments. We typically pay bonuses in the first quarter, and these payments reduce our cash flow from operations.

	Three months ended March 31
($000)	2010	2009	Change
Cash provided by (used for) operating activities	$14,450	$(8,322)	NMF
Capital expenditures	(1,650)	(4,590)	(64.1)%
Free cash flow	$12,800	$(12,912)	NMF

Free cash flow in the first quarter of 2010 was $12.8 million, reflecting cash provided by operating activities of $14.5 million and capital expenditures of $1.7 million. Free cash flow rose $25.7 million in the first quarter of 2010, reflecting a $22.8 million increase in cash provided by operating activities and a $2.9 million decrease in capital expenditures.

Cash provided by (used for) operating activities: Cash provided by operating activities increased $22.8 million because bonuses paid in the first quarter of 2010 were $37.5 million less than the amount paid in the previous year. We made bonus payments of $21.4 million in the first quarter of 2010, compared with $58.9 million in the first quarter of 2009, including $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of the bonus. The impact of a lower bonus payment was partially offset by lower net income (adjusted for non-cash items).

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended March 31
($000)	2010	2009	Change
Consolidated net income	$20,157	$24,873	$(4,716)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(3,048)	(350)	(2,698)
Depreciation and amortization expense	8,939	7,866	1,073
Stock-based compensation expense	2,937	2,725	212
All other non-cash items included in net income	(722)	(1,061)	339
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(21,360)	(58,867)	37,507
Cash paid for income taxes	(8,565)	(665)	(7,900)
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	(4,887)	—	(4,887)
Accounts receivable	(4,867)	169	(5,036)
Deferred revenue	10,430	4,060	6,370
Income taxes — current	12,246	12,047	199
Accrued compensation	3,731	3,828	(97)
Deferred rent	(392)	(156)	(236)
Other assets	(480)	351	(831)
Accounts payable and accrued liabilities	1,174	(4,111)	5,285
All other	(843)	969	(1,812)
Cash provided by (used for) operating activities	$14,450	$(8,322)	$22,772

Although consolidated net income declined, cash flow from operations increased compared with the first quarter of 2009. The $37.5 million decrease in bonuses paid in the first quarter of 2010 was the primary contributor to the difference between the changes in net income and cash provided by operations.

Our cash flow from operations in the first quarter of 2010 includes the $4.9 million payment we made to one former and two current executives related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). In 2009, we determined that certain ISOs granted to these individuals should have been treated as non-qualified stock options (NQSOs) for the executives’ and our income tax purposes. The operating expense related to this matter was recorded in the fourth quarter of 2009. We expect that the payment will be partially offset by a cash tax benefit in the future.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first quarters of 2010 and 2009, we classified $3.0 million and $0.4 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: Capital expenditures decreased $2.9 million in the first quarter mainly because of the timing of payments related to our new corporate headquarters in Chicago and office locations in Europe. Capital expenditures in 2009 included spending for our new corporate headquarters in Chicago.

Segment Results

	Three months ended March 31
Key Metrics ($000)	2010	2009	% Change
Revenue
Investment Information	$103,524	$96,240	7.6%
Investment Management	24,766	20,492	20.9%
Consolidated revenue	$128,290	$116,732	9.9%

Operating income (loss)
Investment Information	$32,746	$36,837	(11.1)%
Investment Management	13,293	11,827	12.4%
Intangible amortization and corporate depreciation expense	(7,246)	(6,775)	7.0%
Corporate unallocated	(7,851)	(7,264)	8.1%
Consolidated operating income	$30,942	$34,625	(10.6)%

Operating margin
Investment Information	31.6%	38.3%	(6.7	)pp
Investment Management	53.7%	57.7%	(4.0	)pp
Consolidated operating margin	24.1%	29.7%	(5.6	)pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data; Morningstar Advisor Workstation; Morningstar.com; Morningstar Direct; and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. From June 2004 through July 2009, our equity research was distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement (GARS). The period covered by GARS ended in July 2009. The investment banks covered by it are no longer required to provide independent research to their clients. For further discussion about this issue, see Item 1A—Risk Factors, included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010. We also sell equity research to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors.

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first quarter of 2010 and 2009, this segment represented 80.7% and 82.4%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2010	2009	% Change
Revenue	$103,524	$96,240	7.6%
Operating income	$32,746	$36,837	(11.1)%
Operating margin (%)	31.6%	38.3%	(6.7	)pp

Revenue

In the first quarter of 2010, Investment Information segment revenue increased $7.3 million to $103.5 million. Acquisitions contributed $7.7 million of revenue. Excluding acquisitions, segment revenue declined slightly.

As mentioned above, the period covered by GARS expired at the end of July 2009. The decline in revenue related to GARS was the primary driver of the lower revenue, excluding acquisitions, in this segment. GARS revenue was $5.5 million in the first quarter of 2009. We entered into new equity research contracts with two of the banks that were clients under GARS; however, these contracts only represent about 10% of the previous annual GARS revenue. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. For further discussion about this issue, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue for the U.S. version of Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, remained essentially flat in quarter. A slight decline in Premium revenue was offset by more positive trends in Internet advertising sales. Subscriptions for Morningstar.com Premium service declined to 146,726 as of March 31, 2010 compared with 150,473 as of December 31, 2009 and 168,257 as of March 31, 2009. Subscriptions fell because of continued weakness in new trials. However, consistent with the trend over the past few years, we moderately increased subscription prices for Premium Membership in both January 2010 and 2009, which partly offset the revenue decline associated with the decline in subscriptions.

Advisor software revenue was down in the first quarter of 2010, primarily reflecting lower Principia revenue. Principia subscriptions totaled 35,033 as of March 31, 2010, a 14.5% decrease, from 40,993 as of March 31, 2009. Subscriptions were slightly lower compared with 35,844 as of December 31, 2009. The year-over-year decline primarily reflects lower retention rates as the economic environment weakened during 2009.

Advisor Workstation revenue was essentially unchanged in the quarter. The number of U.S. licenses for Morningstar Advisor Workstation increased slightly to 154,474 as of March 31, 2010 compared with 148,392 as of December 31, 2009, and 148,614 as of March 31, 2009.

Higher revenue from our institutional software product line, mainly Morningstar Direct, partially offset the decline in advisor software revenue. The number of licenses for Morningstar Direct increased 24.3% to 3,771 worldwide, compared with 3,033 as of March 31, 2009, with particularly strong growth from outside the United States.

Operating Income

In the first quarter of 2010, operating income for the Investment Information segment decreased $4.1 million, or 11.1%.

Operating expense increased $11.4 million in the first quarter of 2010, primarily because of additional costs from acquisitions and higher bonus, sales commission, and other benefits expense. In the first quarter of 2010, we reinstated matching contributions to our 401(k) plan in the United States, increasing operating expense by about $0.7 million in this segment.

Our Investment Information segment operating margin declined 6.7 percentage points. Compensation and bonus expense as a percentage of revenue contributed to the decline in the margin.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts. Acquisitions, primarily the Intech acquisition in Australia, contributed revenue of $2.0 million to this segment in the first quarter of 2010.

In the first quarter of 2010 and 2009, this segment represented 19.3% and 17.6%, respectively, of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2010	2009	% Change
Revenue	$24,766	$20,492	20.9%
Operating income	$13,293	$11,827	12.4%
Operating margin (%)	53.7%	57.7%	(4.0	)pp

Revenue

Investment Management segment revenue increased $4.3 million, including $2.0 million of revenue from the Intech acquisition. Revenue from Investment Consulting, Retirement Advice, and Morningstar Managed Portfolios rose, primarily reflecting positive market performance. Morningstar Managed Portfolios and Retirement Advice were the primary drivers of the segment revenue increase. Investment Consulting also contributed to the revenue increase, but to a lesser extent. As previously disclosed, Investment Consulting revenue in the first quarter of 2009 included revenue from a contract that was not renewed in May 2009.

We provided advisory services on approximately $62.6 billion in assets as of March 31, 2010 compared with approximately $61.4 billion as of December 31, 2009 and approximately $63.3 billion as of March 31, 2009. These asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement for Investment Consulting declined approximately 1.1% compared with March 31, 2009, as assets under advisement from Morningstar Associates declined 27.7% and assets under advisement from Ibbotson Associates increased about 19.7%. The majority of the asset decline for Morningstar Associates reflects the loss of a client contract discussed above, partially offset by positive market performance and net inflows.

	As of March 31
Assets under advisement for Investment Consulting ($ billions)	2010	2009
Ibbotson Associates	$42.5	$35.5
Morningstar Associates	20.1	27.8
Total	$62.6	$63.3

Retirement Advice revenue was up in the first quarter of 2010 compared with the same period in 2009. Assets under management for Retirement Advice increased to $16.1 billion compared with $15.7 billion as of December 31, 2009 and $10.2 billion as of March 31, 2009.

	As of March 31
Assets under management in managed retirement accounts ($ billions)	2010	2009
Advice by Ibbotson	$14.5	$9.3
Morningstar Retirement Manager	1.6	0.9
Total	$16.1	$10.2

Morningstar Managed Portfolios also contributed to the segment’s revenue increase in the quarter. The higher revenue mainly reflects higher average asset levels during the first quarter of 2010 compared with the same period in 2009. Assets under management for Morningstar Managed Portfolios rose to $2.3 billion as of March 31, 2010 compared with $2.1 billion as of December 31, 2009 and $1.4 billion as of March 31, 2009, resulting from positive equity market returns.

Operating Income

In the first quarter of 2010, operating income for the Investment Management segment increased $1.5 million, or 12.4%.

Operating expense in the segment increased $2.8 million, or 32.4%. Incremental operating expense from businesses acquired since the first quarter of 2009 was the main contributor to this increase. The increase in operating expense also reflects higher bonus expense and other compensation expense, including sales commissions. Bonus expense rose $0.9 million in the quarter. Other compensation-related expense increased, partially because we reinstated matching contributions to our 401(k) plan in the United States in the first quarter of 2010, increasing operating expense by about $0.2 million in this segment in the quarter.

Operating margin was 53.7% in the first quarter of 2010, compared with 57.7% in the prior-year period. Higher bonus expense and sales commission expense as a percentage of revenue was the main driver of the margin decline. The Intech acquisition also contributed to the lower margin.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three months ended March 31
($000)	2010	2009	% Change
Amortization expense	$5,468	$5,121	6.8%
Depreciation expense	1,778	1,654	7.5%
Corporate unallocated	7,851	7,264	8.1%
Corporate items	$15,097	$14,039	7.5%

Amortization of intangible assets increased $0.3 million in the first quarter of 2010, reflecting incremental amortization expense of intangible assets primarily related to acquisitions completed in 2009. As of March 31, 2010, we had $131.0 million recorded for net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through March 31, 2010, we estimate that aggregate amortization expense for intangible assets will be $20.6 million in 2010. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Corporate unallocated increased $0.6 million in the first quarter of 2010. In the first quarter of 2010, we recorded an expense of $0.8 million to increase our liability for vacant office space for the former Ibbotson headquarters. This was partially offset by declines across other cost categories.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2010	2009
Equity in net income of unconsolidated entities	$389	$382

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Danmark A/S, and Morningstar Sweden AB. In the first quarter of 2009, this category also included our portion of the net income (loss) of Morningstar Korea. In the second half of 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result of the majority ownership, we no longer account for our investment in Morningstar Korea using the equity method. Beginning in September 2009, we consolidated the assets, liabilities, and results of operations of this operation in our Consolidated Financial Statements.

In the first quarter of 2010 and 2009, equity in net income of unconsolidated entities was primarily from our position in MJKK.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three months ended March 31
($000)	2010	2009
Interest income, net	$587	$978
Other expense, net	(766)	(444)
Non-operating income (expense), net	$(179)	$534

Interest income, net mainly reflects interest from our investment portfolio. Net interest income decreased $0.4 million in the first quarter of 2010 as a result of lower returns on our investment balances.

Other expense, net mainly reflects foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended March 31
($000)	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$30,763	$35,159
Equity in net income of unconsolidated entities	389	382
Net loss attributable to the noncontrolling interest	31	89
Total	$31,183	$35,630
Income tax expense	$10,995	$10,668
Effective tax rate	35.3%	29.9%

Our effective tax rate increased by 5.4 percentage points in the first quarter of 2010. Several items that reduced the effective tax rate in the first quarter of 2009 did not recur in the first quarter of 2010. The prior-year period included the impact of reversing a $1.4 million reserve for uncertain tax positions as a result of a lapse in the statute of limitations. This non-cash benefit favorably impacted the first-quarter 2009 effective tax rate by approximately 4.0 percentage points. The favorable effect of incentive stock-option transactions also reduced the effective tax rate in the first quarter of 2009.

As of December 31, 2009, our Consolidated Balance Sheet included a current liability of $981,000 and a non-current liability of $5,369,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits. There were no significant changes to uncertain tax positions in the first quarter of 2010 as a result of other lapses of statutes of limitation or audit activity.

We are currently under audit by various state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these state, local, and non-U.S. audits will conclude in 2010. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

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

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including for working capital and for funding future growth. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

Cash and Cash Equivalents

As of March 31, 2010, we had cash, cash equivalents, and investments of $360.7 million, an increase of $18.2 million compared with December 31, 2009. The increase since December 31, 2009 reflects cash provided by operating activities and proceeds received from employee stock-option exercises, partially offset by capital expenditures.

In the second quarter of 2010, we expect to use approximately $76 million of our cash and investments on hand to complete previously announced acquisitions.

Cash Provided by (Used for) Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first quarter of 2010, cash provided by operating activities was $14.5 million, an increase of $22.8 million compared with cash used for operating activities of $8.3 million in the first quarter of 2009. The increase primarily reflects the lower bonus payments in 2010 (reflecting the difficult operating environment experienced in 2009).

We paid $21.4 million in annual bonus payments in the first quarter of 2010, compared with bonus payments of $58.9 million in the prior-year period. The bonuses paid in 2009 included approximately $48.9 million of bonus expense recorded in 2008 and approximately $10.0 million of bonus payments deferred from 2007. In accordance with bonus program revisions adopted in January 2009, we no longer defer a portion of the bonus expense from prior years.

In addition, in the first quarter of 2010, we paid $4.9 million to one former and two current executives, related to adjusting the tax treatment of certain stock options originally considered incentive stock options. We expect that this payment will be partially offset by a cash tax benefit in the future.

Cash Provided by (Used for) Investing Activities

Cash provided by or used for investing activities consists primarily of cash used for acquisitions, purchases of investments, proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first quarter of 2010, cash provided by investing activities was $34.6 million, compared with cash used for investing activities of $10.2 million in the first quarter of 2009.

Cash used for acquisitions, net of cash acquired was not significant in the first quarter of 2010 or 2009. As discussed above, we expect to use approximately $76 million of our cash and investments on hand as of March 31, 2010 to complete previously announced acquisitions.

In the first quarter of 2010, proceeds from the sales of investments exceeded the purchases of investments by $37.0 million. We transferred funds from our investment portfolio to cash and cash equivalents in order to pay for three acquisitions in the second quarter of 2010. In contrast, in the first quarter of 2009, purchases of investments, net of proceeds from the maturity or sale of investments, were $5.7 million. As of March 31, 2010 and December 31, 2009, we had investments, consisting primarily of fixed-income securities, of $175.4 million and $212.1 million, respectively. As of March 31, 2010, our investments represented approximately 49% of our total cash, cash equivalents, and investments, a decrease of approximately 13 percentage points compared to December 31, 2009.

Capital expenditures were $1.7 million in the first quarter of 2010, a decrease of $2.9 million, compared with $4.6 million in the first quarter of 2009. We expect to make capital expenditures of approximately $17 to $19 million in 2010 compared with the $12.4 million we used in 2009. The 2010 capital expenditures include spending for a new office space in Shenzhen, China.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of March 31, 2010.

Cash provided by financing activities was $6.9 million in the first quarter of 2010. Proceeds from stock-option exercises totaled $3.5 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $3.0 million. Cash provided by financing activities increased by $3.8 million compared with the first quarter of 2009, driven mostly by a $2.6 million increase in excess tax benefits and to a lesser extent by a $0.6 million increase in proceeds from stock-option exercises. The increase mainly reflects a higher average stock price at the time the stock options were exercised and an increase in the number of options exercised.

Employees exercised approximately 315,000 and 273,000 stock options in the first quarters of 2010 and 2009, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first quarter of 2010 and 2009 was $10.6 million and $5.8 million, respectively.

Acquisitions

In 2010, we announced the following acquisitions:

Acquisition	Description	Date of Acquisition	Purchase Price*
Footnoted business of Financial Fineprint Inc.

Footnoted is a highly regarded blog for professional money managers, analysts, and sophisticated individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings.

		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	Not separately disclosed
Old Broad Street Research Ltd. (OBSR)	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$18.3 million
Realpoint, LLC	A Nationally Recognized Statistical Ratings Organization (NRSRO) that specializes in structured finance.	May 3, 2010	$42 million in cash and approximately 199,000 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)

* subject to post closing adjustments

Subsequent Events

See Note 13 in the Notes to our Unaudited Condensed Consolidated Financial Statements for events subsequent to March 31, 2010.

Reclassifications

Beginning in 2010, we include revenue from Ibbotson’s Plan Sponsor Advice Service as Retirement Advice revenue. Previously, we included this revenue in Investment Consulting. We have reclassified the prior-year information for consistency with the current-year presentation. This reclassification did not have any impact on the order of our top five products in 2009 or 2008, as presented in the two tables below.

Top Five Products 2009	Reclassified for Consistency with 2010 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$91,524	$91,524
Advisor Workstation	65,673	65,673
Investment Consulting	62,531	63,748
Morningstar.com	39,454	39,454
Morningstar Direct	29,968	29,968

Top Five Products 2008	Reclassified for Consistency with 2010 Product Revenue $(000)	As Reported Revenue $(000)
Licensed Data	$78,329	$78,329
Investment Consulting	76,150	77,757
Advisor Workstation	64,222	64,222
Morningstar.com	45,684	45,684
Principia	27,791	27,791

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations, included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. In addition, effective January 1, 2010, we adopted the following financial accounting standards:

•                  Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860) and Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from ASC 860, Transfers and Services. ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from ASC 860, and responds to concerns about the application of certain key provisions of ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). These accounting pronouncements did not impact our Condensed Consolidated Financial Statements.

•                  ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.

ASU No. 2010-06 requires additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. ASU 2010-06 also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the disclosure requirements regarding the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The additional disclosures required by ASU No. 2010-06 appear in Note 6, in the Notes to our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances, and settlements on a gross basis. For Morningstar, the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward will be effective for our 2011 Consolidated Financial Statements. We are in the process of determining the impact, if any, this accounting pronouncement will have on our Consolidated Financial Statements.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of May 1, 2010:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through May 1, 2010	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/04/09	12/31/10	1,034,050	Shares to be sold ratably over the course of the plan	356,802	24,740,510
Cheryl Francis Director	08/11/09	12/17/10	12,000	Shares to be sold under the plan if the stock reaches specified prices	6,002	31,047
Steve Kaplan Director	08/05/09	05/31/10	725	Shares to be sold under the plan on a specified date	—	69,227
Liz Kirscher President, Data Services	11/23/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	112,538
Cathy Odelbo President, Equity Research	08/13/08	12/31/10	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	78,407
Richard Robbins General Counsel and Corporate Secretary	11/11/09	12/31/10	5,000	Biweekly increments of up to 500 shares	—	29,443
Paul Sturm Director	08/28/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	16,000	118,631
David Williams Managing Director, Design	09/10/08	12/31/10	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	89,280

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2010, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2010 and restricted stock units that will vest by May 30, 2010. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2010. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of March 31, 2010, our cash, cash equivalents, and investments balance was $360.7 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.7 to $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2             OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12, “Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

MORNINGSTAR, INC.

Date: May 5, 2010	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer