Form 10-Q
period 2010-06-30
Morningstar, Inc.
filed 2010-08-05
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 31, 2010, there were 49,560,398 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in thousands except per share amounts)	2010	2009	2010	2009

Revenue	$136,091	$119,533	$264,381	$236,265

Operating expense (1):
Cost of goods sold	39,738	30,694	74,054	60,946
Development	11,899	9,438	22,788	18,738
Sales and marketing	24,435	18,010	46,996	35,546
General and administrative	23,106	19,853	43,749	37,006
Depreciation and amortization	9,246	8,850	18,185	16,716
Total operating expense	108,424	86,845	205,772	168,952

Operating income	27,667	32,688	58,609	67,313

Non-operating income (expense):
Interest income, net	593	764	1,180	1,742
Other income (expense), net	(572)	1,208	(1,338)	764
Non-operating income (expense), net	21	1,972	(158)	2,506

Income before income taxes and equity in net income (loss) of unconsolidated entities	27,688	34,660	58,451	69,819

Income tax expense	10,225	14,024	21,220	24,692

Equity in net income (loss) of unconsolidated entities	454	(21)	843	361

Consolidated net income	17,917	20,615	38,074	45,488

Net (income) loss attributable to noncontrolling interests	85	(71)	116	18

Net income attributable to Morningstar, Inc.	$18,002	$20,544	$38,190	$45,506

Net income per share attributable to Morningstar, Inc.:
Basic	$0.37	$0.43	$0.78	$0.95
Diluted	$0.36	$0.41	$0.76	$0.92

Weighted average shares outstanding:
Basic	49,234	47,941	49,032	47,661
Diluted	50,533	49,631	50,426	49,385

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
(1) Includes stock-based compensation expense of:
Cost of goods sold	$907	$715	$1,622	$1,264
Development	449	413	842	767
Sales and marketing	486	422	889	778
General and administrative	1,813	1,518	3,239	2,984
Total stock-based compensation expense	$3,655	$3,068	$6,592	$5,793

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	June 30 2010	December 31 2009
Assets
Current assets:
Cash and cash equivalents	$154,377	$130,496
Investments	165,973	212,057
Accounts receivable, less allowance of $766 and $1,339, respectively	90,127	82,330
Deferred tax asset, net	1,464	1,109
Income tax receivable, net	13,114	5,541
Other	12,550	12,564
Total current assets	437,605	444,097
Property, equipment, and capitalized software, net	56,453	59,828
Investments in unconsolidated entities	24,099	24,079
Goodwill	281,813	249,992
Intangible assets, net	156,825	135,488
Other assets	5,731	6,099
Total assets	$962,526	$919,583

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$33,845	$29,901
Accrued compensation	37,744	48,902
Deferred revenue	140,802	127,114
Other	950	962
Total current liabilities	213,341	206,879
Accrued compensation	4,752	4,739
Deferred tax liability, net	3,418	4,678
Other long-term liabilities	24,949	26,413
Total liabilities	246,460	242,709

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 49,558,248 and 48,768,541 shares were outstanding as of June 30, 2010 and December 31, 2009, respectively	5	5
Treasury stock at cost, 208,899 shares as of June 30, 2010 and 222,653 as of December 31, 2009	(2,936)	(3,130)
Additional paid-in capital	446,305	432,052
Retained earnings	284,935	246,745
Accumulated other comprehensive income (loss):
Currency translation adjustment	(12,992)	(337)
Unrealized gain (loss) on available-for-sale securities	(217)	370
Total accumulated other comprehensive income (loss)	(13,209)	33
Total Morningstar, Inc. shareholders’ equity	715,100	675,705
Noncontrolling interest	966	1,169
Total equity	716,066	676,874
Total liabilities and equity	$962,526	$919,583

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2010

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non
	Shares	Par	Treasury	Paid-in	Retained	Income	Controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interests	Equity

Balance as of December 31, 2009	48,768,541	$5	$(3,130)	$432,052	$246,745	$33	$1,169	$676,874

Comprehensive income (loss):

Net income (loss)		—	—	—	38,190	—	(116)	38,074
Unrealized loss on available-for-sale investments, net of income tax of $353		—	—	—	—	(588)	—	(588)
Foreign currency translation adjustment, net		—	—	—	—	(12,654)	(87)	(12,741)
Total comprehensive income (loss)		—	—	—	38,190	(13,242)	(203)	24,745
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	590,533	—	194	3,456	—	—	—	3,650

Stock-based compensation - restricted stock units		—	—	6,280	—	—	—	6,280

Stock-based compensation - restricted stock	199,174	—	—	312	—	—	—	312
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	4,205	—	—	—	4,205

Balance as of June 30, 2010	49,558,248	$5	$(2,936)	$446,305	$284,935	$(13,209)	$966	$716,066

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in thousands)	2010	2009

Operating activities
Consolidated net income	$38,074	$45,488
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	18,185	16,716
Deferred income tax benefit	(1,012)	(956)
Stock-based compensation expense	6,592	5,793
Provision for bad debt	356	187
Equity in net income of unconsolidated entities	(843)	(361)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(4,205)	(4,544)
Other, net	1,386	(752)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,615)	9,312
Other assets	(511)	341
Accounts payable and accrued liabilities	2,859	(6,012)
Accrued compensation	(11,154)	(45,431)
Income taxes payable	(4,255)	10,396
Deferred revenue	7,177	806
Deferred rent	(80)	(286)
Other liabilities	(924)	570
Cash provided by operating activities	45,030	31,267

Investing activities
Purchases of investments	(85,528)	(50,273)
Proceeds from maturities and sales of investments	130,381	38,128
Capital expenditures	(3,839)	(6,768)
Acquisitions, net of cash acquired	(67,455)	(18,571)
Other, net	889	629
Cash used for investing activities	(25,552)	(36,855)

Financing activities
Proceeds from stock option exercises	3,650	11,653
Excess tax benefits from stock option exercises and vesting of restricted stock units	4,205	4,544
Other, net	205	(178)
Cash provided by financing activities	8,060	16,019

Effect of exchange rate changes on cash and cash equivalents	(3,657)	2,777
Net increase in cash and cash equivalents	23,881	13,208
Cash and cash equivalents—beginning of period	130,496	173,891
Cash and cash equivalents—end of period	$154,377	$187,099

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,396	$14,152
Supplemental information of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$(941)	$(75)

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010.

The acronyms that appear in the Notes to our Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

EITF: Emerging Issues Task Force

FASB: Financial Accounting Standards Board

SEC: Securities and Exchange Commission

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 1, 2010. In addition, effective January 1, 2010, we adopted the following financial accounting standards:

•   ASU No. 2009-16, Transfers and Servicing (Topic 860) and Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from FASB ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from FASB ASC 860, Transfers and Services. ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from ASC 860 and responds to concerns about the application of certain key provisions of FASB ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). These accounting pronouncements did not impact our Condensed Consolidated Financial Statements.

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

3. Acquisitions, Goodwill, and Other Intangible Assets

2010 Acquisitions

In the first six months of 2010, we completed four acquisitions, as follows:

Aegis Equities Research

In April 2010, we acquired Aegis Equities Research, a leading provider of independent equity research in Sydney, Australia, for $10,717,000 in cash, net of cash acquired. The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$51
Investments	55
Accounts receivable	229
Other non-current assets	62
Intangible assets	5,100
Goodwill	6,135
Deferred revenue	(617)
Other current and non-current liabilities	(247)

Total purchase price	$10,768

The preliminary allocation includes $5,100,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases. Goodwill of $6,135,000 represents the premium we paid over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the strategic benefits of creating a larger analyst team that will enable us to broaden and deepen our coverage of Australian listed companies, providing Australian clients with more robust independent research, and giving us the potential to expand our services in multiple delivery channels. We are in the process of determining what portion of the value assigned to goodwill and intangible assets, if any, is deductible for income tax purposes.

Old Broad Street Research Ltd

In April 2010, we acquired Old Broad Street Research Ltd. (OBSR) for $16,651,000 in cash, net of cash acquired. OBSR is a premier provider of fund research, ratings, and investment consulting services in the United Kingdom, and offers an array of customized consulting services including model portfolios, advice on fund construction, and corporate governance services, that are used by many of the leading financial advisers and fund platforms.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary pending certain tax related matters, including the valuation of deferred tax assets and liabilities at the date of acquisition.

($000)
Cash and cash equivalents	$4,632
Accounts receivable and other current assets	962
Other non-current assets	449
Intangible assets	8,473
Goodwill	9,337
Deferred revenue	(1,075)
Accounts payable and accrued and other current liabilities	(1,342)
Other liabilities — non-current	(153)
Total purchase price	$21,283

The preliminary allocation includes $8,473,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases.

Goodwill of $9,337,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the strategic benefit of adding to our existing fund research team in London, and continuing to build our thought leadership in investment research. OBSR will also help us expand our investment consulting presence in the United Kingdom, where we already provide asset allocation, manager selection, and portfolio construction services to institutions and intermediaries. The goodwill we recorded is not considered deductible for income tax purposes.

Realpoint, LLC

In May 2010, we acquired Realpoint, LLC (Realpoint) a Nationally Recognized Statistical Ratings Organization (NRSRO) that specializes in structured finance. Realpoint offers securities ratings, research, surveillance services, and data to help institutional investors identify credit risk in commercial mortgage-backed securities. Institutional investment firms subscribe to Realpoint’s ratings and analytics, including money managers who invest in commercial mortgage-backed securities.

In conjunction with this acquisition, we paid $38,385,000 in cash, net of cash acquired, and issued 199,174 shares of restricted stock to the selling employee-shareholders. As a result of the terms of the restricted share agreements, in accordance with FASB ASC 805, Business Combinations, we account for these grants as stock-based compensation expense, and not as part of the acquisition consideration. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for additional information concerning the accounting for this restricted stock.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$5,393
Accounts receivable and other current assets	2,647
Other non-current assets	319
Intangible assets	19,959
Goodwill	24,132
Deferred revenue	(7,316)
Accounts payable and accrued and other current liabilities	(1,356)
Total purchase price	$43,778

The preliminary allocation includes $19,959,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases.

Goodwill of $24,132,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity for Morningstar to enter into the structured finance ratings and analysis business.

The value assigned to goodwill, intangible assets, and restricted shares at the date of grant are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Footnoted business of Financial Fineprint Inc.

In February 2010, we acquired the Footnoted business of Financial Fineprint Inc. (Footnoted), a blog for professional money managers, analysts, and individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings. The acquisition includes the Footnoted.org website and the Footnoted Pro service. Terms were not disclosed. The acquisition did not have a significant impact on our Condensed Consolidated Financial Statements for the six months ended June 30, 2010.

2009 Acquisitions

The table below summarizes the six acquisitions we completed in 2009:

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

* Total purchase price less cash acquired, subject to post-closing adjustments.

As of June 30, 2010, we did not make any significant changes to the purchase price allocations for the acquisitions that occurred in 2009. Certain of these purchase price allocations, primarily the purchase price allocation related to Logical Information Machines, Inc. are preliminary, pending resolution of certain tax and other matters. Additional information concerning the six acquisitions completed in 2009 can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Pro Forma Information for 2010 and 2009 Acquisitions

The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and 2009 as if we had completed the 2010 and 2009 acquisitions and had consolidated Morningstar Korea, as of January 1 of each of these years. In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired.

	Six months ended June 30
Unaudited Pro Forma Financial Information (in thousands except per share amounts)	2010	2009
Revenue	$271,736	$262,848
Operating income	$58,110	$67,228
Net income attributable to Morningstar, Inc.	$37,840	$45,435

Basic net income per share attributable to Morningstar, Inc.	$0.77	$0.95
Diluted net income per share attributable to Morningstar, Inc.	$0.75	$0.92

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2009 to June 30, 2010:

($000)
Balance as of December 31, 2009	$249,992
Acquisition of Aegis	6,135
Acquisition of OBSR	9,337
Acquisition of Realpoint	24,132
Other, primarily currency translation	(7,783)
Balance as of June 30, 2010	$281,813

We did not record any impairment losses in the second quarter or year-to-date periods ended June 30, 2010 and June 30, 2009, respectively.

The following table summarizes our intangible assets:

	As of June 30, 2010				As of December 31, 2009
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,093	$(13,502)	$15,591	10	$28,472	$(12,147)	$16,325	10
Customer-related assets	102,184	(32,535)	69,649	11	87,635	(27,405)	60,230	10
Supplier relationships	240	(66)	174	20	240	(60)	180	20
Technology-based assets	57,605	(20,092)	37,513	9	49,276	(16,694)	32,582	9
Non-competition agreement	848	(632)	216	5	820	(547)	273	5
Intangible assets related to acquisitions with preliminary purchase price allocations	34,501	(819)	33,682	10	26,129	(231)	25,898	5
Total intangible assets	$224,471	$(67,646)	$156,825	10	$192,572	$(57,084)	$135,488	9

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
($000)	2010	2009	2010	2009
Amortization expense	$5,848	$5,541	$11,316	$10,663

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through June 30, 2010, we expect intangible amortization expense for 2010 and subsequent years as follows:

($000)
2010	$23,071
2011	22,477
2012	21,257
2013	19,349
2014	18,438
2015	17,640

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

4. Income Per Share

The numerator for both basic and diluted income per share is net income attributable to Morningstar, Inc.

The denominator for basic income per share is the weighted average number of common shares outstanding during the period, exclusive of the restricted stock issued in connection with the Realpoint acquisition. In accordance with FASB ASC 260, Earnings Per Share, outstanding common shares that are contingently returnable until the shares are vested should be excluded from the denominator in computing basic EPS even if they have been issued.

For diluted income per share, we reflect the dilutive effect of outstanding employee stock options, restricted stock units, and restricted stock issued in connection with the Realpoint acquisition, in the denominator using the treasury stock method.

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2010	2009	2010	2009

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$18,002	$20,544	$38,190	$45,506
Weighted average common shares outstanding	49,234	47,941	49,032	47,661
Basic net income per share attributable to Morningstar, Inc.	$0.37	$0.43	$0.78	$0.95

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$18,002	$20,544	$38,190	$45,506

Weighted average common shares outstanding	49,234	47,941	49,032	47,661
Net effect of dilutive stock options, restricted stock units, and restricted stock	1,299	1,690	1,394	1,724
Weighted average common shares outstanding for computing diluted income per share	50,533	49,631	50,426	49,385

Diluted net income per share attributable to Morningstar, Inc.	$0.36	$0.41	$0.76	$0.92

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

•     Investment Management. The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

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

The following tables show selected segment data for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$109,021	$27,070	$—	$136,091
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	74,785	12,166	8,572	95,523
Stock-based compensation expense	2,112	539	1,004	3,655
Depreciation and amortization	1,582	44	7,620	9,246
Operating income (loss)	$30,542	$14,321	$(17,196)	$27,667

Capital expenditures	$1,964	$20	$205	$2,189

U.S. revenue				$98,986
Non-U.S. revenue				$37,105

	Three months ended June 30, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$97,739	$21,794	$—	$119,533
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	57,770	8,126	9,031	74,927
Stock-based compensation expense	1,526	517	1,025	3,068
Depreciation and amortization	1,201	89	7,560	8,850
Operating income (loss)	$37,242	$13,062	$(17,616)	$32,688

Capital expenditures	$1,713	$148	$317	$2,178

U.S. revenue				$89,286
Non-U.S. revenue				$30,247

	Six months ended June 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$212,545	$51,836	$—	$264,381
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	142,430	23,098	15,467	180,995
Stock-based compensation expense	3,600	1,032	1,960	6,592
Depreciation and amortization	3,227	92	14,866	18,185
Operating income (loss)	$63,288	$27,614	$(32,293)	$58,609

Capital expenditures	$2,994	$34	$811	$3,839

U.S. revenue				$191,596
Non-U.S. revenue				$72,785

	Six months ended June 30, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$193,979	$42,286	$—	$236,265
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	114,835	16,303	15,305	146,443
Stock-based compensation expense	2,793	985	2,015	5,793
Depreciation and amortization	2,272	109	14,335	16,716
Operating income (loss)	$74,079	$24,889	$(31,655)	$67,313

Capital expenditures	$5,473	$332	$963	$6,768

U.S. revenue				$177,434
Non-U.S. revenue				$58,831

	As of June 30, 2010
	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$244,818	$36,995	$—	$281,813

U.S. long-lived assets				$40,573
Non-U.S. long-lived assets				$15,880

	As of December 31, 2009
	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$217,758	$32,234	$—	$249,992

U.S. long-lived assets				$42,884
Non-U.S. long-lived assets				$16,944

6. Investments and Fair Value Measurements

We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments in three categories: available-for-sale, held-to-maturity, and trading. We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities, and classify our investment portfolio as shown below:

($000)	As of June 30 2010	As of December 31 2009
Available-for-sale	$153,963	$197,306
Held-to-maturity	8,182	10,588
Trading securities	3,828	4,163
Total	$165,973	$212,057

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2010				As of December 31, 2009
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$118,235	$150	$(28)	$118,357	$174,433	$439	$(50)	$174,822
Corporate bonds	24,879	27	(69)	24,837	12,268	44	(1)	12,311
Equity securities	3,343	186	(430)	3,099	2,013	188	(28)	2,173
Mutual funds	8,000	—	(330)	7,670	8,000	—	—	8,000
Total	$154,457	$363	$(857)	$153,963	$196,714	$671	$(79)	$197,306

Held-to-maturity:
Certificates of deposit	$8,182	$—	$—	$8,182	$10,588	$—	$—	$10,588

As of June 30, 2010 and December 31, 2009, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2010 and December 31, 2009. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2010		As of December 31, 2009
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$122,134	$122,209	$161,453	$161,817
Due in one to three years	20,980	20,985	25,248	25,316
Equity securities and mutual funds	11,343	10,769	10,013	10,173
Total	$154,457	$153,963	$196,714	$197,306

Held-to-maturity:
Due in one year or less	$8,181	$8,181	$10,587	$10,587
Due in one to three years	1	1	1	1
Total	$8,182	$8,182	$10,588	$10,588

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2010	2009
Realized gains	$17	$9
Realized losses	(8)	(531)
Realized gains (loss), net	$9	$(522)

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2010	2009
Unrealized gains (loss), net	$(398)	$604

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	June 30, 2010 Using Fair Value Hierarchy
($000)	June 30, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$118,357	$118,357	$—	$—
Corporate bonds	24,837	24,837	—	—
Equity securities	3,099	3,099	—	—
Mutual funds	7,670	7,670	—	—
Trading securities	3,828	3,828	—	—
Total	$157,791	$157,791	$—	$—

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2009 Using Fair Value Hierarchy
($000)	December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$174,822	$174,822	$—	$—
Corporate bonds	12,311	12,311	—	—
Equity securities	2,173	2,173	—	—
Mutual funds	8,000	8,000	—	—
Trading securities	4,163	4,163	—	—
Total	$201,469	$201,469	$—	$—

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

We did not transfer any investments between levels of the fair value hierarchy in the first six months of 2010 or 2009. Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

($000)	As of June 30 2010	As of December 31 2009
Investment in MJKK	$18,504	$18,413
Other equity method investments	491	577
Investments accounted for using the cost method	5,104	5,089
Total investments in unconsolidated entities	$24,099	$24,079

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

	As of June 30 2010	As of December 31 2009
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,311,000	¥2,600,000
Equivalent U.S. dollars ($000)	$37,352	$28,507

Other Equity Method Investments. As of June 30, 2010 and December 31, 2009, other equity method investments include our investments in Morningstar Danmark A/S (Morningstar Denmark) and Morningstar Sweden AB (Morningstar Sweden). Morningstar Denmark and Morningstar Sweden develop and market products and services customized for their respective markets. Our ownership interest in both Morningstar Denmark and Morningstar Sweden was approximately 25% as of June 30, 2010 and December 31, 2009.

Cost Method Investments. As of June 30, 2010 and December 31, 2009, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first six months of 2010 and 2009, respectively.

8. Liability for Vacant Office Space

The following table shows the change in our liability for vacant office space from December 31, 2009 to June 30, 2010:

Liability for vacant office space	($000)
Balance as of December 31, 2009	$3,815
Increase liability for vacant office space	1,262
Reduction of liability for lease payments	(1,294)
Other, net	(959)
Balance as of June 30, 2010	$2,824

In the first six months of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of this space. In addition, we increased our liability for vacant office space related to the equity research and data business acquired from C.P.M.S. These increases in the liability for vacant office space were recorded as an operating expense in the first six months of 2010.

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

(000)	As of June 30 2010	As of December 31 2009
Shares available for future grants	1,818	2,143

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

All options granted under the 2004 Stock Incentive Plan and the Prior Plans were vested as of January 1, 2010; however, because the options under these plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of June 30, 2010.

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. Because of the terms of the restricted share agreements, in accordance with ASC 805, Business Combinations, we account for these grants as stock-based compensation expense, and not as part of the acquisition consideration. See Note 3, in the Notes to our Condensed Consolidated Financial Statements, for additional information concerning the Realpoint acquisition.

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30		Six months ended June 30
($000)	2010	2009	2010	2009
Restricted stock units	$3,343	$2,735	$6,280	$4,905
Restricted stock	312	—	312	—
Stock options	—	333	—	888
Total stock-based compensation expense	$3,655	$3,068	$6,592	$5,793

Income tax benefit related to the stock-based compensation expense	$1,008	$967	$1,901	$1,834

In accordance with FASB ASC 718, Compensation—Stock Compensation, we estimate forfeitures of employee stock-based awards and recognize compensation cost only for those awards expected to vest. Because our largest annual equity grants typically have vesting dates in the second quarter, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested. In the second quarter of 2010 and 2009, we recorded approximately $228,000 and $299,000, respectively, of additional stock-based compensation expense as a result of these adjustments.

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The following table summarizes restricted stock unit activity during the first six months of 2010:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2009	681,425	39,594	721,019	$46.99
Granted	346,474	—	346,474	47.85
Vested	(200,462)	—	(200,462)	47.80
Vested but deferred	(15,996)	15,996	—	—
Issued	—	(11,153)	(11,153)	49.29
Forfeited	(21,022)	—	(21,022)	47.13
RSUs outstanding—June 30, 2010	790,419	44,437	834,856	47.12

As of June 30, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $32,184,000. We expect to recognize this expense over an average period of approximately 36 months.

Restricted Stock

We measure the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize this value to stock-based compensation expense ratably over the vesting period. We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

As of June 30, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock was approximately $9,051,000. We expect to recognize this expense over 58 months, from July 2010 through April 2015.

Stock Option Activity

The following tables summarize stock option activity in the first six months of 2010 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	809,169	$17.75
Cancelled	(600)	13.68
Exercised	(59,526)	13.08
Options outstanding—June 30, 2010	749,043	18.50

Options exercisable—June 30, 2010	749,043	$18.50

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	1,868,408	$16.02
Canceled	(8,592)	14.38
Exercised	(376,279)	14.82
Options outstanding—June 30, 2010	1,483,537	16.69

Options exercisable—June 30, 2010	1,483,537	$16.69

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Six months ended June 30
($000)	2010	2009
Intrinsic value of options exercised	$14,502	$25,041

All outstanding options were vested and exercisable as of January 1, 2010. The table below shows additional information for options outstanding and exercisable as of June 30, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	926,942	1.8	$11.44	$28,810
$18.55 - $42.03	1,305,638	4.7	21.47	27,487
$8.57 - $42.03	2,232,580	3.5	17.30	$56,297

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on June 30, 2010. The intrinsic value is based on our closing stock price of $42.52 on that date.

As of June 30, 2010, there was no unrecognized stock-based compensation expense related to stock options.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30		Six months ended June 30
($000)	2010	2009	2010	2009
Excess tax benefits related to stock-based compensation	$1,157	$4,194	$4,205	$4,544

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

11. Income Taxes

The following table shows our effective income tax rate for the three months ended June 30, 2010 and 2009:

	Three months ended June 30		Six months ended June 30
($000)	2010	2009	2010	2009
Income before income taxes and equity in net income (loss) of unconsolidated entities	$27,688	$34,660	$58,451	$69,819
Equity in net income (loss) of unconsolidated entities	454	(21)	843	361
Net (income) loss attributable to noncontrolling interests	85	(71)	116	18
Total	$28,227	$34,568	$59,410	$70,198
Income tax expense	$10,225	$14,024	$21,220	$24,692
Effective tax rate	36.2%	40.6%	35.7%	35.2%

Our effective tax rate declined 4.4 percentage points in the second quarter of 2010. The deposit penalty of $3,500,000, which decreased pre-tax income in the second quarter of 2009, and which is not deductible for tax purposes, accounted for 3.7 percentage points of the effective tax rate in the second quarter of 2009, and did not recur in 2010.

For the first six months of 2010, our effective tax rate was slightly higher compared with the same period in 2009. The 2009 year-to-date effective tax rate included a net benefit which did not recur in 2010. The effective tax rate in the first half of 2009 reflects the impact from the first quarter of 2009 of reversing a $1,420,000 reserve for uncertain tax positions as a result of a lapse in the statute of limitations and the reversal in the second quarter of 2009 of $635,000 of reserves due to settlements and other audit activity. These non-cash benefits had a favorable impact of approximately 3 percentage points in the prior year period. This benefit was partially offset by the impact of the non-deductible deposit penalty expense, which increased our effective tax rate by approximately 2 percentage points in the first six months of 2009.

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

There were no significant changes to uncertain tax positions in the second quarter of 2010 as a result of other lapses of statutes of limitation or audit activity. As of December 31, 2009, our Condensed Consolidated Balance Sheet included a current liability of $981,000 and a non-current liability of $5,369,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

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

12. Contingencies

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint LLC and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Realpoint for certain data sharing and other services. In addition to damages, Egan-Jones seeks injunctive relief against Morningstar to temporarily prevent us from offering corporate credit ratings. While Realpoint and Morningstar are vigorously contesting the claims, we cannot predict the outcome of the proceeding.

Aloft Media, LLC

In June 2010, Aloft Media, LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 7,593,910 and 7,596,538 which purports to relate to a computer-based platform that supports a decision making process. Aloft Media seeks, among other things, unspecified damages and costs incurred by Aloft Media because of defendants’ alleged infringing activities. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

Business Logic Holding Corporation

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

Online News Link LLC

In October 2009, Online News Link LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other providers of online information alleging that each defendant infringes U.S. Patent No. 7,508,789, which relates to ways for delivering online information. In July 2010, Morningstar and Online News Link entered into a license agreement covering patents relating to, among other things, the delivery of news content via electronic mail with links to additional content. The license agreement resolves the litigation. All other settlement terms are confidential.

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

13. Subsequent Events

We completed the following acquisitions subsequent to June 30, 2010. We used approximately $22,500,000 of our cash and investments for these acquisitions.

Increased Ownership Interest in Morningstar Denmark

In July 2010, we acquired an additional 75% interest in Morningstar Denmark, increasing our ownership to 100% from 25%. Morningstar Denmark’s main offering is the investment information website for individual investors, Morningstar.dk, which provides fund and ETF data, portfolio tools, and market analysis.

Seeds Group

In July 2010, we acquired Seeds Group, a leading provider of investment consulting services and fund research in France. Through its subsidiary Seeds Finance, the company provides investment consulting services to pension funds, insurance companies, asset managers, banks, and brokerage firms and specializes in asset liability management, manager selection, plan construction, risk, and portfolio management in alternative investments and active strategies. In addition to investment consulting, Seeds Group also operates Multiratings.com, a fund research and investment education website for advisor groups and institutions. With both basic and premium subscription levels, the site offers editorial and video commentary, fund and industry analysis, and research tools.

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

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products and also does not affect software revenue arrangements that include services if the software is essential to the functionality of those services.

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

After generally strong performance earlier in the year, the U.S. equity market slipped into negative territory in the second quarter of 2010. Morningstar’s U.S. Market Index, a broad market benchmark, was down 11.3% during the quarter, but increased approximately 15% since June 2009. Total U.S. mutual fund assets increased to $10.5 trillion as of June 30, 2010, based on data from the Investment Company Institute (ICI), up from $10.0 trillion as of June 30, 2009.

Despite the more positive market environment, alternative asset classes, such as hedge funds, continued to show mixed results. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced small net outflows for the year-to-date period through May 31, 2010.

Assets in exchange-traded funds (ETFs) increased to $772 billion as of June 30, 2010, compared with $590 billion as of June 30, 2009, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, and time spent per visit for financial and investment sites all decreased compared with the second quarter of 2009. Overall, page views to finance and investment sites were down about 10% based on Nielsen’s data. We attribute this trend to individual investors’ lower level of engagement with investing-related topics following the financial crisis in 2008. Although our investment website, Morningstar.com, continued to perform well versus competing sites based on time spent per visit, some metrics such as unique visitors and pages viewed per visit declined according to Nielsen’s data.

Following the downturn in global advertising sales in 2009, we began seeing stronger growth in online advertising spending in early 2010. During the second quarter of 2010, industry publication eMarketer increased its forecast for U.S. online advertising spending, which is based on data from the Interactive Advertising Bureau and PricewaterhouseCoopers. The revised forecast projects an increase of 11% to $25.1 billion in 2010, following a 4.6% decline in 2009.

Overall, we believe that business conditions in the financial services sector have continued improving in recent months, although some areas, such as consumer discretionary spending, remain under pressure.

Three and Six Months Ended June 30, 2010 vs. Three and Six Months Ended June 30, 2009

Consolidated Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$136,091	$119,533	13.9%		$264,381	$236,265	11.9%
Operating income	27,667	32,688	(15.4)%		58,609	67,313	(12.9)%
Operating margin	20.3%	27.3%	(7.0	)pp	22.2%	28.5%	(6.3	)pp

Cash used for investing activities	(60,134)	(26,652)	125.6%		(25,552)	(36,855)	30.7%
Cash provided by financing activities	1,203	12,913	(90.7)%		8,060	16,019	(49.7)%

Cash provided by operating activities	$30,580	$39,589	(22.8)%		$45,030	$31,267	44.0%
Capital expenditures	(2,189)	(2,178)	0.5%		(3,839)	(6,768)	(43.3)%
Free cash flow	$28,391	$37,411	(24.1)%		$41,191	$24,499	68.1%

pp — percentage points

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help you better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required to be reported under U.S. generally accepted accounting principles (GAAP). Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Six months ended June 30, 2010
Global financial filings database business of Global Reports LLC	April 20, 2009	January 1 through April 19, 2010
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	May 1, 2009	January 1 through April 30, 2010
Andex Associates, Inc.	May 1, 2009	January 1 through April 30, 2010
Intech Pty Ltd	June 30, 2009	Entire period
Canadian Investment Awards and Gala	December 17, 2009	Entire period
Logical Information Machines, Inc.	December 31, 2009	Entire period
Footnoted business of Financial Fineprint Inc.	February 1, 2010	February 1 through June 30, 2010
Aegis Equities Research	April 1, 2010	April 1 through June 30, 2010
Old Broad Street Research Ltd.	April 12, 2010	April 12 through June 30, 2010
Realpoint, LLC	May 3, 2010	May 3 through June 30, 2010

Consolidated Revenue

In the second quarter of 2010, our consolidated revenue increased 13.9% to $136.1 million. Revenue for the first half of the year increased 11.9% to $264.4 million. We had $12.7 million in incremental revenue from acquisitions during the second quarter, which contributed about 11 percentage points to our consolidated revenue growth. Currency movements had a slight positive effect in the second quarter, but a larger impact in the year-to-date period.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue increased by about $3.2 million, or 2.7%, in the second quarter of 2010. Higher revenue from Internet advertising, Morningstar Direct, and Retirement Advice were the main drivers behind the revenue increase. These positive factors—as well as smaller contributions from advisor software, Licensed Data, and Morningstar Managed Portfolios—helped offset the loss of revenue associated with the Global Analyst Research Settlement (GARS), which ended in July 2009. We had equity research revenue of $5.4 million related to GARS in the second quarter of 2009 and $10.9 million in the first half of 2009 that did not recur in 2010.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three Months Ended June 30			Six Months Ended June 30
($000)	2010	2009	Change	2010	2009	Change
Consolidated revenue	$136,091	$119,533	13.9%	$264,381	$236,265	11.9%
Less: acquisitions	(12,718)	—	NMF	(22,422)	—	NMF
Favorable impact of foreign currency translations	(671)	—	NMF	(4,402)	—	NMF
Organic revenue	$122,702	$119,533	2.7%	$237,557	$236,265	0.5%

NMF - Not meaningful

International revenue continues to increase as a percentage of our consolidated revenue and made up about 27.3% of our consolidated revenue in the second quarter of 2010. Revenue from international operations rose $6.9 million, or 22.7%, to

$37.1 million for the second quarter. Acquisitions contributed $5.1 million of additional revenue outside the United States, and foreign currency translations also had a slightly positive effect. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 3.5%, reflecting stronger product sales in Europe, Australia, and Canada.

Revenue from international operations rose $14.0 million, or 23.7%, to $72.8 million in the first half of 2010. Acquisitions contributed $9.2 million of additional revenue outside the United States, and foreign currency translations also had a positive effect of $4.4 million. Excluding acquisitions and the impact of foreign currency translations, non-U.S. revenue rose 0.6%.

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

	Three Months Ended June 30			Six Months Ended June 30
($000)	2010	2009	Change	2010	2009	Change
International revenue	$37,105	$30,247	22.7%	$72,785	$58,831	23.7%
Less: acquisitions	(5,120)	—	NMF	(9,221)	—	NMF
Favorable impact of foreign currency translations	(671)	—	NMF	(4,402)	—	NMF
International organic revenue	$31,314	$30,247	3.5%	$59,162	$58,831	0.6%

Consolidated Operating Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Operating expense	$108,424	$86,845	24.8%		$205,772	$168,952	21.8%
% of revenue	79.7%	72.7%	7.0	pp	77.8%	71.5%	6.3	pp

In the second quarter of 2010, our consolidated operating expense increased $21.6 million, or 24.8%. For the first six months of 2010, operating expense increased $36.8 million, or 21.8%. We completed six acquisitions in the last nine months of 2009 and four in the first half of 2010. Because of the timing of these acquisitions, our second-quarter and year-to-date results include operating expense that did not exist in the same periods last year. Incremental operating expense from businesses acquired since the first quarter of 2009 represented approximately half of the increase in the quarter and year-to-date periods.

Higher incentive compensation and employee benefit costs represented approximately half of the overall operating expense increase in the quarter. In early 2010, we began phasing in some of the benefits and other compensation-related expense we reduced in 2009. As a result, bonus expense increased $5.4 million in the second quarter and $8.0 million in the first half of 2010. Matching contributions to our 401(k) plan in the United States increased $0.8 million in the second quarter and $1.8 million for the year-to-date period because we partially reinstated this employee benefit in 2010. Sales commissions increased $2.5 million in the quarter and $4.7 million in the first six months of 2010, reflecting improved sales activity compared with the first half of 2009 as well as a change to one of our commission plans. In addition, healthcare benefit costs were up $1.4 million in the second quarter of 2010 and $1.6 million in the first half of 2010, mainly because of some unusually high medical claims.

In the second quarter of 2009, we recorded a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock option exercises from 2006 through 2009. The expense affected each of our operating expense categories, with approximately half recorded as general and administrative expense. This expense did not recur in 2010.

Headcount and salary-related expense increased year over year, partly because of acquisitions. We had approximately 2,965 employees worldwide as of June 30, 2010, up 13.8% from December 31, 2009, and an 18.1% increase from the same period a year ago. We added about 250 employees through acquisitions over the 12 months ending June 30, 2010. The remainder of the increase in headcount mainly reflects continued hiring for our development centers in China and India.

Cost of Goods Sold

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Cost of goods sold	$39,738	$30,694	29.5%		$74,054	$60,946	21.5%
% of revenue	29.2%	25.7%	3.5	pp	28.0%	25.8%	2.2	pp
Gross profit	$96,353	$88,839	8.5%		$190,327	$175,319	8.6%
Gross margin	70.8%	74.3%	(3.5	)pp	72.0%	74.2%	(2.2	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $9.0 million in the second quarter and $13.1 million in the first half of 2010. Approximately half of the increase was related to recent acquisitions. Higher bonus expense and other compensation-related expense also contributed to the increase, but to a lesser extent.

Our gross margin in the second quarter of 2010 was down 3.5 percentage points to 70.8%, compared with 74.3% in the second quarter of 2009. The year-to-date gross margin also declined, but by a smaller amount.

Development Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Development expense	$11,899	$9,438	26.1%		$22,788	$18,738	21.6%
% of revenue	8.7%	7.9%	0.8	pp	8.6%	7.9%	0.7	pp

Development expense increased $2.5 million in the second quarter of 2010 and $4.1 million in the first six months of 2010, mainly because of higher bonus and compensation-related expense for our development teams. Development expense from recent acquisitions also contributed to the increase, but to a lesser extent. As a percentage of revenue, development was in line with typical levels from previous years, though up slightly from the same periods in 2009.

Sales and Marketing Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Sales and marketing expense	$24,435	$18,010	35.7%		$46,996	$35,546	32.2%
% of revenue	18.0%	15.1%	2.9	pp	17.8%	15.0%	2.8	pp

Sales and marketing expense increased $6.4 million in the second quarter of 2010 and $11.5 million in the first six months of 2010, including higher sales commission expense which increased $2.5 million in the quarter and $4.7 million in the first half of 2010. The increase in sales commission expense partly reflects improved sales activity. In addition, we recognized more expense in the quarter because of a change in our U.S. sales commission structure. Under this new commission plan, we record the entire commission expense in the quarter. Under the previous commission structure, we recognized the commission expense over the term of the customer contract. Other costs in this category, including bonus expense and travel-related expenses, also increased.

As a percentage of revenue, sales and marketing expense increased 2.9 percentage points in the second quarter and 2.8 percentage points in the first six months of 2010.

General and Administrative Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
General and administrative expense	$23,106	$19,853	16.4%		$43,749	$37,006	18.2%
% of revenue	17.0%	16.6%	0.4	pp	16.5%	15.7%	0.8	pp

General and administrative expense rose $3.2 million in the second quarter of 2010 and $6.7 million in the first six months of 2010, mainly reflecting higher bonus expense. This expense category also includes $0.5 million in the second quarter and $1.3 million in the first half of 2010 to increase liabilities for vacant office space. In the second quarter of 2010, we increased our liability for vacant office space related to the acquisition of the equity research and data business from C.P.M.S. in Canada. In the first quarter of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of the space. Higher travel, professional, and legal fees, partly related to acquisitions, also contributed to the operating expense increase.

General and administrative expense in the second quarter and first half of 2009 included $1.8 million for the estimated tax deposit penalty discussed in more detail on page 28. This expense did not recur in 2010.

As a percentage of revenue, general and administrative expense increased 0.4 percentage points in the second quarter of 2010 and 0.8 percentage points in the first six months of 2010.

Depreciation and Amortization Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Depreciation expense	$3,398	$3,309	2.7%		$6,869	$6,053	13.5%
Amortization expense	5,848	5,541	5.5%		11,316	10,663	6.1%
Total depreciation and amortization expense	$9,246	$8,850	4.5%		$18,185	$16,716	8.8%
% of revenue	6.8%	7.4%	(0.6	)pp	6.9%	7.1%	(0.2	)pp

Depreciation expense was essentially flat in the second quarter and rose $0.8 million in the first six months of 2010. Amortization expense increased $0.3 million in the second quarter and $0.7 million in the first six months of 2010, primarily because of acquisitions that have occurred since the first quarter of 2009.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through June 30, 2010, we estimate that aggregate amortization expense for intangible assets will be $23.1 million in 2010 and $22.5 million in 2011. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2009 and 2010, additional acquisitions, and currency translations.

As a percentage of revenue, depreciation and amortization was down slightly in both the second quarter and first half of 2010.

Stock-Based Compensation Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Restricted stock units	$3,343	$2,735	22.2%		$6,280	$4,905	28.0%
Restricted stock	312	—	NMF		312	—	NMF
Stock options	—	333	(100)%		—	888	(100)%
Total stock-based compensation expense	$3,655	$3,068	19.1%		$6,592	$5,793	13.8%
% of revenue	2.7%	2.6%	0.1	pp	2.5%	2.5%	—	pp

Stock-based compensation expense, which we include in each of our operating expense categories, increased $0.6 million in the second quarter of 2010 and $0.8 million in the first half of 2010 and remained relatively flat as a percentage of revenue compared with the same periods in 2009.

Our stock-based compensation expense mainly relates to grants of restricted stock units (RSUs), and, in the first six months of 2009, to stock option grants made in previous years. We began granting RSUs in May 2006 and made additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is generally four years.

Beginning in the second quarter of 2010, we began recording expense related to restricted stock issued in conjunction with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares which will vest over five years from the date of grant. This grant resulted in an expense of $0.3 million in the second quarter and first half of 2010.

All outstanding stock options were vested as of January 1, 2010. As a result, we did not record any additional stock-based compensation expense in the first half of 2010 for stock options granted in previous years.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. In the second quarter of 2010 and 2009, we recorded approximately $0.2 million and $0.3 million, respectively, of additional stock-based compensation expense as a result of these adjustments.

Based on grants of RSUs and restricted stock made through June 30, 2010, we anticipate that stock-based compensation expense will be $14 million in 2010. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Bonus expense	$8,993	$3,548	153.5%		$16,701	$8,738	91.1%
% of revenue	6.6%	3.0%	3.6	pp	6.3%	3.7%	2.6	pp

Bonus expense, which we include in each of our operating expense categories, increased $5.4 million in the second quarter of 2010 and $8.0 in the first half of 2010. We reduced our bonus expense in 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. In 2010, we reinstated a portion of the bonus expense that was previously reduced. Bonus expense for newly acquired operations also contributed to the increase, but to a lesser extent.

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

As a percentage of revenue, bonus expense increased by 3.6 percentage points in the second quarter and 2.6 percentage points in the first six months of 2010.

Consolidated Operating Income

	Three Months Ended June 30				Six Months Ended June 30
($000)	2010	2009	Change		2010	2009	Change
Operating income	$27,667	$32,688	(15.4)%		$58,609	$67,313	(12.9)%
% of revenue	20.3%	27.3%	(7.0	)pp	22.2%	28.5%	(6.3	)pp

Consolidated operating income fell $5.0 million in the second quarter and $8.7 million in the first six months of 2010. Although revenue increased in both periods, our cost base increased more, resulting in the decline in operating income in both periods. This was driven by incremental costs from acquisitions as well as reinstating some of the employee benefits and other expenses we reduced in 2009. Higher bonus expense across all expense categories also contributed to the decline in operating income. Costs rose across all of our operating expense categories, with the largest percent increase in sales and marketing, primarily because of an increase in sales commission expense.

We made significant cost reductions early in 2009 in anticipation of a tough economic environment. Those cost reductions improved our margin in the second quarter of 2009. In 2010, we began phasing in some of the benefits we suspended in

2009, such as a partial reinstatement of matching contributions to our 401(k) plan in the United States, which represented approximately $0.8 million of expense in the second quarter and $1.8 million in the first half of 2010.

We kept salary levels flat for nearly all employees in 2009, but made some moderate compensation increases in July 2010. Also in July 2010, we hired about 45 employees in the United States as part of the Morningstar Development Program, a two-year rotational training program for entry-level college graduates.

With operating expense increasing more than revenue, our operating margin was 7.0 percentage points lower in the second quarter of 2010 and 6.3 percentage points lower in the first half of 2010. The margin decline mainly reflects higher bonus, sales commissions, and employee benefits as a percentage of revenue. The loss of revenue from GARS also had a negative effect on margins. The deposit penalty of $3.5 million reduced last year’s operating margin by approximately 3 percentage points in the second quarter and 1.5 percentage points in the first half of 2009.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three Months Ended June 30			Six Months Ended June 30
($000)	2010	2009	Change	2010	2009	Change
Cash provided by operating activities	$30,580	$39,589	(22.8)%	$45,030	$31,267	44.0%
Capital expenditures	(2,189)	(2,178)	0.5%	(3,839)	(6,768)	(43.3)%
Free cash flow	$28,391	$37,411	(24.1)%	$41,191	$24,499	68.1%

We generated positive free cash flow in both the second quarter and year-to-date periods of 2010 and 2009. Our cash flow from operations is typically stronger in the second quarter compared with the first quarter because we pay annual bonuses early in the year.

Free cash flow declined $9.0 million in the second quarter, but increased $16.7 million in the first six months of 2010. The decline in free cash flow in the quarter primarily reflects a reduction in cash provided by operating activities. The year-to-date increase primarily reflects lower bonus payments made in the first quarter of 2010 compared with the prior-year period.

Cash provided by operating activities: Cash provided by operating activities decreased $9.0 million in the second quarter of 2010 reflecting a $4.3 million increase in cash paid for income taxes, and a reduction in cash flow generated from accounts receivable and other operating assets and liabilities. These items which reduced cash flow from operations were partially offset by an increase in net income adjusted for non-cash items.

Cash provided by operating activities increased $13.7 million in the first half of the year. Bonuses paid in the first quarter of 2010 were $37.5 million less than the amount paid in the previous year. We made bonus payments of $21.4 million in the first quarter of 2010, compared with $58.9 million in the first quarter of 2009, including $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of the bonus. The cash flow impact of a lower bonus payment was partially offset by an increase of $12.2 million in cash paid for income taxes in the first half of the year as well as a payment of $4.9 million we made to one former and two current executives related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). We recorded the operating expense related to this matter in the fourth quarter of 2009. We expect that the payment will be partially offset by a cash tax benefit in the future. Lower net income (adjusted for non-cash items) also offset the cash flow benefit from the lower bonus payment.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three Months Ended June 30			Six Months Ended June 30
($000)	2010	2009	Change	2010	2009	Change
Consolidated net income	$17,917	$20,615	$(2,698)	$38,074	$45,488	$(7,414)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock option exercises and vesting of restricted stock units	(1,157)	(4,194)	3,037	(4,205)	(4,544)	339
Depreciation and amortization expense	9,246	8,850	396	18,185	16,716	1,469
Stock-based compensation expense	3,655	3,068	587	6,592	5,793	799
All other non-cash items included in net income	609	(821)	1,430	(113)	(1,882)	1,769
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(21,360)	(58,867)	37,507
Cash paid for income taxes	(17,831)	(13,487)	(4,344)	(26,396)	(14,152)	(12,244)
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	—	—	(4,887)	—	(4,887)
Accounts receivable	(1,748)	9,143	(10,891)	(6,615)	9,312	(15,927)
Deferred revenue	(3,253)	(3,254)	1	7,177	806	6,371
Income taxes —current	9,895	12,501	(2,606)	22,141	24,548	(2,407)
Accrued compensation	11,362	9,608	1,754	15,093	13,436	1,657
Deferred rent	312	(130)	442	(80)	(286)	206
Other assets	(31)	(10)	(21)	(511)	341	(852)
Accounts payable and accrued liabilities	1,685	(1,901)	3,586	2,859	(6,012)	8871
All other	(81)	(399)	318	(924)	570	(1,494)
Cash provided by operating activities	$30,580	$39,589	$(9,009)	$45,030	$31,267	$13,763

In the second quarter of 2010, the decline in cash provided by operations was greater than the decline in net income, primarily because of the timing of cash paid for income taxes and a reduction in the cash flow benefit from operating assets and liabilities, compared with the prior-year period. For the year-to-date period, while consolidated net income declined, cash flow from operations increased compared with the first half of 2009. The $37.5 million decrease in bonuses paid in the first quarter of 2010 was the primary contributor to the difference between the changes in net income and cash provided by operations.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first half of 2010 and 2009, we classified $4.2 million and $4.5 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures:  We spent $2.2 million for capital expenditures in the second quarter of 2010 and $3.8 million in the first half of 2010, primarily for computer hardware and software and, to a lesser extent, for leasehold improvements. Year to date, capital expenditures decreased $3.0 million primarily as a result of lower spending in the first quarter of 2010 compared with the same period in 2009. Capital expenditures of $6.8 million in the first half of 2009 included spending for our new corporate headquarters in Chicago.

Segment Results

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue
Investment Information	$109,021	$97,739	11.5%		$212,545	$193,979	9.6%
Investment Management	27,070	21,794	24.2%		51,836	42,286	22.6%
Consolidated revenue	$136,091	$119,533	13.9%		$264,381	$236,265	11.9%

Operating income (loss)
Investment Information	$30,542	$37,242	(18.0)%		$63,288	$74,079	(14.6)%
Investment Management	14,321	13,062	9.6%		27,614	24,889	10.9%
Intangible amortization and corporate depreciation expense	(7,620)	(7,560)	0.8%		(14,866)	(14,335)	3.7%
Corporate unallocated	(9,576)	(10,056)	(4.8)%		(17,427)	(17,320)	0.6%
Consolidated operating income	$27,667	$32,688	(15.4)%		$58,609	$67,313	(12.9)%

Operating margin
Investment Information	28.0%	38.1%	(10.1	)pp	29.8%	38.2%	(8.4	)pp
Investment Management	52.9%	59.9%	(7.0	)pp	53.3%	58.9%	(5.6	)pp
Consolidated operating margin	20.3%	27.3%	(7.0	)pp	22.2%	28.5%	(6.3	)pp

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

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first six months of 2010 and 2009, this segment represented 80.4% and 82.1%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$109,021	$97,739	11.5%		$212,545	$193,979	9.6%
Operating income	$30,542	$37,242	(18.0)%		$63,288	$74,079	(14.6)%
Operating margin (%)	28.0%	38.1%	(10.1	)pp	29.8%	38.2%	(8.4	)pp

Revenue

In the second quarter of 2010, Investment Information segment revenue increased $11.3 million, or 11.5%, to $109.0 million. Acquisitions contributed $9.9 million of revenue in the quarter. Excluding acquisitions, higher revenue in our software, research and data products and services more than offset the loss of $5.4 million of revenue from GARS, which expired at the end of July 2009. In the first half of 2010, revenue increased $18.6 million, or 9.6%, to $212.5 million, with acquisitions contributing $17.5 million. GARS revenue was $10.9 million in the first half of 2009.

As disclosed in the third quarter of 2009, we entered into new equity research contracts with two of the banks that were clients under GARS; however, these contracts only represent about 10% of the previous annual GARS revenue. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. For further discussion about this issue, see Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue for Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, increased in both the second quarter and year-to-date periods. Positive trends in Internet advertising sales were offset by a decline in Premium Membership revenue in the United States. Subscriptions for the U.S. version of Morningstar.com Premium service declined to 143,392 as of June 30, 2010 compared with 150,473 as of December 31, 2009 and 160,936 as of June 30, 2009. Subscriptions fell partly because of lower consumer discretionary spending. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2010 and 2009, which partly offset the revenue decline associated with the decline in subscriptions.

Advisor software revenue also increased in the second quarter and first half of 2010, as higher revenue from Advisor Workstation, SiteBuilder, and Profiles and Guides more than offset lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased slightly to 154,226 as of June 30, 2010 compared with 148,392 as of December 31, 2009, and 152,971 as of June 30, 2009. Principia subscriptions totaled 34,715 as of June 30, 2010, down from 35,844 as of December 31, 2009 and 38,378 as of June 30, 2009.

Higher revenue from Morningstar Direct also contributed to the revenue increase in the quarter and year-to-date periods. The number of licenses for Morningstar Direct increased to 4,109 worldwide, compared with 3,171 as of June 30, 2009, with particularly strong growth from outside the United States. The second quarter marked the best quarter so far for net new licenses for Morningstar Direct both in the United States and globally. The growth in licenses reflects additional licenses for both new and existing clients. We’ve also been able to displace competitiors with Morningstar Direct.

Operating Income

In the second quarter of 2010, operating income for the Investment Information segment decreased $6.7 million, or 18.0%, and decreased $10.8 million, or 14.6%, in the first half of 2010, because the increase in operating expense exceeded the increase in revenue.

Operating expense increased $18.0 million in the second quarter of 2010 and $29.4 million in the first half of 2010. Additional costs from acquisitions contributed approximately 40% of the increase. Higher incentive compensation, including bonus and sales commission expense, was the second-largest contributor to the increase in the segment’s operating expense. Increased salaries, reflecting higher headcount, and an increase in employee benefits expense, including employee health benefits and the partial reinstatement of matching contributions to our 401(k) plan in the United States, also contributed to the increase, but to a lesser extent.

Our Investment Information segment operating margin declined 10.1 percentage points in the second quarter and 8.4 percentages points in the first half of 2010. Higher incentive compensation, as well as a higher compensation and benefits expense, as a percentage of revenue, drove the decline in the margin in both the quarter and year-to-date periods.

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

In the first six months of 2010 and 2009, this segment represented 19.6% and 17.9%, respectively, of our consolidated revenue.

	Three Months Ended June 30				Six Months Ended June 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$27,070	$21,794	24.2%		$51,836	$42,286	22.6%
Operating income	$14,321	$13,062	9.6%		$27,614	$24,889	10.9%
Operating margin (%)	52.9%	59.9%	(7.0	)pp	53.3%	58.9%	(5.6	)pp

Revenue

Investment Management segment revenue increased $5.3 million in the second quarter and $9.6 million year to date. Acquisitions contributed $2.8 million of revenue in the second quarter and $4.9 million in the first half of 2010, primarily from the acquisition of Intech in Australia on June 30, 2009. Excluding acquisitions, Retirement Advice and Morningstar Managed Portfolios were the primary drivers of the segment revenue increase. Investment Consulting also contributed to the revenue increase, but to a lesser extent. Investment Consulting revenue in the second quarter of 2009 included revenue from a contract that was not renewed in May 2009.

Within the Investment Management segment, revenue from asset-based fees made up approximately 60% of segment revenue in the first half of 2010 and 2009. For the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data.  Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

Our Investment Consulting business has multiple fee structures, which vary by client. In general, we seek to receive asset-based fees for any work we perform that involves investment management or acting as a subadvisor to investment portfolios. For any individual contract, we may receive flat fees, variable asset-based fees, or a combination of the two. Some of our contracts include minimum fee levels that provide us with a flat payment up to a specified asset level, above which we also receive variable asset-based fees.

In our Retirement Advice business, our contracts may include fixed fees for advice and guidance, one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, or a combination of these fee structures.

Assets under Advisement for Investment Consulting

	As of June 30
Assets under advisement for Investment Consulting ($ billions)	2010	2009
Ibbotson Associates	$41.0	$38.6
Morningstar Associates	50.2	17.5
Total	$91.2	$56.1

We provided Investment Consulting advisory services on approximately $91.2 billion in assets as of June 30, 2010 compared with approximately $61.4 billion as of December 31, 2009 and approximately $56.1 billion as of June 30, 2009. The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement for Investment Consulting rose to $91.2 billion, an increase of approximately 63% compared with June 30, 2009. About one-third of the assets reflects a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Previously, we created model portfolios for the same client, so the increase in assets represents incremental growth in an existing revenue stream. Excluding assets from the new fund-of-funds program, assets under advisement from Morningstar Associates and Ibbotson Associates increased approximately 7%, mainly reflecting positive market performance over the past 12 months.

We cannot separately quantify cash inflows and outflows for these portfolios because we do not have custody of the assets in the majority of our investment management business. The information we receive from our clients does not separately identify the impact of cash inflows and outflows on asset balances for each period. We also cannot precisely quantify the impact of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

Assets under Management for Managed Retirement Accounts

	As of June 30
Assets under management in managed retirement accounts ($ billions)	2010	2009
Advice by Ibbotson	$14.4	$11.3
Morningstar Retirement Manager	1.7	1.2
Total	$16.1	$12.5

Assets under management for Retirement Advice increased to $16.1 billion as of June 30, 2010 compared with $15.7 billion as of December 31, 2009 and $12.5 billion as of June 30, 2009.

There are several factors that affect assets under management for our managed retirement accounts. These factors include employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the effect of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

Morningstar Managed Portfolios

Morningstar Managed Portfolios also contributed to the segment’s revenue increase in the second quarter and first half of 2010. The higher revenue mainly reflects higher average asset levels during the first half of 2010 compared with the same period in 2009. Assets under management for Morningstar Managed Portfolios rose to $2.2 billion as of June 30, 2010, from $1.7 billion as of June 30, 2009, reflecting positive equity market returns and net inflows.

Operating Income

Operating income for the Investment Management segment rose $1.3 million, or 9.6%, in the second quarter and $2.7 million, or 10.9%, in the first half of 2010, as higher revenue exceeded the increase in operating expense.

Operating expense in the segment rose $4.0 million, or 46%, in the second quarter of 2010 and $6.8 million, or 39.2%, in the first six months of the year. Incremental operating expense from businesses acquired since the second quarter of 2009 contributed approximately half of the increase. Higher incentive compensation, including bonuses and sales commissions also contributed to the change. Bonus expense rose $1.0 million in the second quarter and $1.9 million in the first half of 2010. Sales commissions increased $0.4 million in the second quarter and $0.7 million in the first half of 2010. Employee benefits, including employee healthcare benefits and matching contributions to our 401(k) plan in the United States, also increased, but to a lesser extent.

Operating margin declined 7.0 percentage points in the second quarter of 2010 and 5.6 percentage points in the first half of 2010. Acquisitions were the primary contributor to the lower margin, representing approximately half of the margin decline in both periods. Higher incentive compensation and employee benefits expense as a percentage of revenue also contributed to the margin decline in both periods.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three Months Ended June 30			Six Months Ended June 30
Key Metrics ($000)	2010	2009	Change	2010	2009	Change
Amortization expense	$5,848	$5,541	5.5%	$11,316	$10,663	6.1%
Depreciation expense	1,772	2,019	(12.2)%	3,550	3,672	(3.3)%
Corporate unallocated	9,576	10,056	(4.8)%	17,427	17,320	0.6%
Corporate items	$17,196	$17,616	(2.4)%	$32,293	$31,655	2.0%

Amortization of intangible assets increased $0.3 million in the second quarter of 2010 and $0.7 million in the first half of 2010, mainly reflecting incremental amortization expense related to acquisitions completed in 2009 and 2010. As of June 30, 2010, we recorded $156.8 million recorded for net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through June 30, 2010, we estimate that aggregate amortization expense for intangible assets will be $23.1 million in 2010. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense for corporate departments did not change significantly in the quarter or year-to-date periods.

Corporate unallocated expense decreased $0.5 million in the second quarter of 2010 but increased $0.1 million in the first half of 2010. In the second quarter of 2009 we recorded a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through 2009. This expense did not recur in 2010. This expense decline was partially offset by higher bonus and other compensation-related expense and professional and legal fees in the second quarter of 2010. In this second quarter of 2010, we also recorded an expense of $0.5 million to increase our liability for vacant office space for the equity research and data business acquired from C.P.M.S. in Canada.

The slight increase in corporate unallocated expense in the first half of this year reflects higher professional and legal fees, and expense related to vacant office space, primarily related to acquisitions. In the first half of 2010, we recorded expense of $1.3 million to increase our liability for vacant office space for the former Ibbotson headquarters and for vacant office space related to the C.P.M.S. acquisition. Higher bonus and compensation-related expense also contributed to the expense increase, but to a lesser extent. These expense increases were almost entirely offset by the decrease of $3.5 million related to the deposit penalty expense recorded in the first half of 2009.

Equity in Net Income (Loss) of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income (Loss) of Unconsolidated Entities

	Three Months Ended June 30		Six Months Ended June 30
($000)	2010	2009	2010	2009
Equity in net income (loss) of unconsolidated entities	$454	$(21)	$843	$361

Equity in net income (loss) of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Danmark A/S, and Morningstar Sweden AB. In the first half of 2009, this category also included our portion of the net income (loss) of Morningstar Korea. In the second half of 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result of the majority ownership, we no longer account for our investment in Morningstar Korea using the equity method. Beginning in September 2009, we consolidated the assets, liabilities, and results of operations of Morningstar Korea in our Consolidated Financial Statements.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three Months Ended June 30		Six Months Ended June 30
($000)	2010	2009	2010	2009
Interest income, net	$593	$764	$1,180	$1,742
Other income (expense), net	(572)	1,208	(1,338)	764
Non-operating income (expense), net	$21	$1,972	$(158)	$2,506

Interest income, net mainly reflects interest from our investment portfolio. Net interest income decreased $0.2 million in the second quarter of 2010 and $0.6 million in the first half of 2010 because we had lower returns on our investment balances.

Other income (expense) primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three Months Ended June 30		Six Months Ended June 30
($000)	2010	2009	2010	2009
Income before income taxes and equity in net income (loss) of unconsolidated entities	$27,688	$34,660	$58,451	$69,819
Equity in net income (loss) of unconsolidated entities	454	(21)	843	361
Net (income) loss attributable to the noncontrolling interest	85	(71)	116	18
Total	$28,227	$34,568	$59,410	$70,198
Income tax expense	$10,225	$14,024	$21,220	$24,692
Effective tax rate	36.2%	40.6%	35.7%	35.2%

Our effective tax rate declined 4.4 percentage points in the second quarter of 2010. The deposit penalty of $3.5 million, which decreased pre-tax income in the second quarter of 2009, and which is not deductible for tax purposes, accounted for 3.7 percentage points of the effective tax rate and did not recur in 2010.

In the first half of 2010, our effective tax rate was slightly higher compared with the prior-year period. The 2009 year-to-date effective tax rate reflects two positive factors that did not recur in 2010. In the first quarter of 2009, we reversed a $1.4 million reserve for uncertain tax positions as a result of a lapse in the statute of limitations. In the second quarter of 2009, we reversed $0.6 million because of settlements and other audit activity. These non-cash benefits had a favorable impact of approximately 3 percentage points in the prior-year period. These benefits were partially offset by the impact of the non-deductible deposit penalty expense, which increased our effective tax rate by approximately 2 percentage points in the year-to-date period of 2009.

There were no significant changes to uncertain tax positions in the first half of 2010 as a result of other lapses of statutes of limitation or audit activity. As of December 31, 2009, our Consolidated Balance Sheet included a current liability of $1.0 million and a non-current liability of $5.4 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

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

Cash and Cash Equivalents

As of June 30, 2010, we had cash, cash equivalents, and investments of $320.4 million, a decrease of $22.2 million compared with December 31, 2009. The decrease since December 31, 2009 reflects cash used for acquisitions and capital expenditures of $71.3 million, partially offset by cash provided by operating activities.

We used approximately $22.5 million of our cash and investments on hand as of June 30, 2010 to complete two acquisitions in July 2010.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first six months of 2010, cash provided by operating activities was $45.0 million, an increase of $13.7 million compared with cash provided for operating activities of $31.3 million in the first six months of 2009. The increase primarily reflects the lower bonus payments in 2010 (reflecting the difficult operating environment experienced in 2009).

We paid $21.4 million in annual bonus payments in the first quarter of 2010, compared with bonus payments of $58.9 million in the prior-year period. The bonuses paid in 2009 included approximately $48.9 million of bonus expense recorded in 2008 and approximately $10.0 million of bonus payments deferred from 2007. In accordance with bonus program revisions adopted in January 2009, we no longer defer payment of a portion of the bonus from prior years.

In addition, in the first six months of 2010, we paid $4.9 million to one former and two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options. We expect this payment to be partially offset by a cash tax benefit in the future.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first half of 2010, cash used for investing activities was $25.6 million, compared with cash used for investing activities of $36.9 million in the same period of 2009.

Cash used for acquisitions, net of cash acquired, was $67.5 million in the first half of 2010. We completed four acquisitions in the first half of 2010. In comparison, cash used for acquisitions, net of acquired cash, was $18.6 million in the first half of 2009. We also completed four acquisitions in the first half of 2009.

In the first half of 2010, proceeds from the maturity or sale of investments exceeded the purchases of investments by $44.9 million. We transferred funds from our investment portfolio to cash and cash equivalents to pay for four acquisitions in the first half of 2010. In contrast, in the first half of 2009, purchases of investments, net of proceeds from the maturity or sale of investments, were $12.2 million. As of June 30, 2010 and December 31, 2009, we had investments, consisting primarily of fixed-income securities, of $166.0 million and $212.1 million, respectively. As of June 30, 2010, our investments represented approximately 52% of our total cash, cash equivalents, and investments, a decrease of approximately 10 percentage points compared with December 31, 2009.

Capital expenditures were $3.8 million in the first half of 2010, a decrease of $3.0 million compared with $6.8 million in the first half of 2009. We expect to make capital expenditures of approximately $18 to $20 million in 2010 compared with the $12.4 million in 2009. The 2010 capital expenditures include spending for a new office space in Shenzhen, China.

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

As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2010.

Cash provided by financing activities was $8.0 million in the first half of 2010. Proceeds from stock-option exercises totaled $3.7 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $4.2 million. In the first six months of 2010, cash provided by financing activities decreased by $8.0 million compared with the first half of 2009, driven mostly by a decrease in proceeds from stock-option exercises.

Employees exercised approximately 0.4 million and 1.4 million stock options in the first six months of 2010 and 2009, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first six months of 2010 and 2009 was $14.5 million and $25.0 million, respectively.

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

		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	$10.7 million
Old Broad Street Research Ltd.	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$16.7 million
Realpoint, LLC	A Nationally Recognized Statistical Ratings Organization (NRSRO) that specializes in structured finance.	May 3, 2010	$38.4 million in cash and 199,174 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)
Morningstar Danmark A/S	Acquisition of the 75% ownership interest not previously owned by Morningstar, bringing our ownership to 100%.	July 1, 2010	$14.7 million
Seeds Group	A leading provider of investment consulting services and fund research in France.	July 1, 2010	Not separately disclosed

* Total purchase price, less cash acquired, subject to post closing adjustments.

Subsequent Events

See Note 13 in the Notes to our Unaudited Condensed Consolidated Financial Statements for events subsequent to June 30, 2010.

Reclassifications

Beginning in 2010, we include revenue from Ibbotson’s plan sponsor advice service as Retirement Advice revenue. Previously, we included this revenue in Investment Consulting. We have reclassified the prior-year information for consistency with the current-year presentation. This reclassification did not have any effect on the order of our top five products in 2009 or 2008, as presented in the two tables below.

Top Five Products 2009	Reclassified for Consistency with 2010 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$91,524	$91,524
Advisor Workstation	65,673	65,673
Investment Consulting	62,531	63,748
Morningstar.com	39,454	39,454
Morningstar Direct	29,968	29,968

Top Five Products 2008	Reclassified for Consistency with 2010 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$78,329	$78,329
Investment Consulting	76,150	77,757
Advisor Workstation	64,222	64,222
Morningstar.com	45,684	45,684
Principia	27,791	27,791

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

These accounting pronouncements change the way entities account for transfers of financial assets and determine what entities must be consolidated. The most significant amendment resulting from ASU No. 2009-16 consists of the removal of the concept of a Qualifying Special-Purpose Entity (QSPE) from ASC 860, Transfers and Services. ASU No. 2009-17 addresses the effects of eliminating the QSPE concept from ASC 860, and responds to concerns about the application of certain key provisions of ASC 810, Consolidation, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). These accounting pronouncements did not impact our Unaudited Condensed Consolidated Financial Statements.

•                  ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.

ASU No. 2010-06 requires additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. ASU 2010-06 also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the disclosure requirements regarding the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The additional disclosures required by ASU No. 2010-06 appear in Note 6, in the Notes to our Unaudited Condensed Consolidated Financial Statements.

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

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products and also does not affect software revenue arrangements that include services if the software is essential to the functionality of those services.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of August 1, 2010:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through August 1, 2010	Projected Beneficial Ownership (1)
Joe Mansueto Chairman and Chief Executive Officer	08/04/09	12/31/10	1,034,050	Shares to be sold ratably over the course of the plan	724,477	24,665,100
Peng Chen President, Ibbotson Associates	06/01/10	06/30/11	5,746	Shares to be sold under the plan if the stock reaches specified prices	—	3,152
Cheryl Francis Director	08/11/09	12/17/10	12,000	Shares to be sold under the plan if the stock reaches specified prices	6,002	31,047
Steve Kaplan Director	05/5/10	12/31/10	8,001	Shares to be sold under the plan on specified dates	—	61,226
Liz Kirscher President, Data Services	11/23/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	111,167
Cathy Odelbo President, Equity Research	08/13/08	12/31/10	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	77,635
Patrick Reinkemeyer President, Morningstar Associates	05/13/10	03/05/11	50,000	Shares to be sold under the plan if the stock reaches specified prices	—	272,945
Richard Robbins General Counsel and Corporate Secretary	11/11/09	12/31/10	5,000	Biweekly increments of up to 500 shares	—	27,784
David Williams Managing Director, Design	09/10/08	12/31/10	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	88,141

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2010, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2010 and restricted stock units that will vest by August 29, 2010. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2010. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of June 30, 2010, our cash, cash equivalents, and investments balance was $320.4 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.7 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 12a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2             OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12 Contingencies of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

101*

The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 5, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

*           Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: August 5, 2010	By:	/s/	Scott Cooley
Scott Cooley
Chief Financial Officer