Form 10-Q
period 2010-09-30
Morningstar, Inc.
filed 2010-11-03
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 29, 2010, there were 49,666,834 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in thousands except per share amounts)	2010	2009	2010	2009

Revenue	$139,817	$120,088	$404,198	$356,353

Operating expense (1):
Cost of goods sold	40,713	31,954	114,767	92,900
Development	12,703	9,447	35,491	28,185
Sales and marketing	22,881	17,730	69,877	53,276
General and administrative	23,462	20,643	67,211	57,649
Depreciation and amortization	9,897	6,631	28,082	23,347
Total operating expense	109,656	86,405	315,428	255,357

Operating income	30,161	33,683	88,770	100,996

Non-operating income, net:
Interest income, net	512	572	1,692	2,314
Other income, net	5,694	221	4,356	985
Non-operating income, net	6,206	793	6,048	3,299

Income before income taxes and equity in net income of unconsolidated entities	36,367	34,476	94,818	104,295

Income tax expense	15,807	12,407	37,027	37,099

Equity in net income of unconsolidated entities	333	429	1,176	790

Consolidated net income	20,893	22,498	58,967	67,986

Net (income) loss attributable to noncontrolling interests	(106)	22	10	40

Net income attributable to Morningstar, Inc.	$20,787	$22,520	$58,977	$68,026

Net income per share attributable to Morningstar, Inc.:
Basic	$0.42	$0.46	$1.19	$1.42
Diluted	$0.41	$0.45	$1.16	$1.37

Dividends declared per common share	$0.05	$—	$0.05	$—

Weighted average shares outstanding:
Basic	49,401	48,457	49,157	47,930
Diluted	50,544	50,048	50,453	49,623

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
(1) Includes stock-based compensation expense of:
Cost of goods sold	$960	$690	$2,582	$1,954
Development	517	410	1,359	1,177
Sales and marketing	469	407	1,358	1,185
General and administrative	1,799	1,356	5,038	4,340
Total stock-based compensation expense	$3,745	$2,863	$10,337	$8,656

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	September 30 2010	December 31 2009
Assets
Current assets:
Cash and cash equivalents	$175,872	$130,496
Investments	163,469	212,057
Accounts receivable, less allowance of $714 and $1,339, respectively	94,638	82,330
Deferred tax asset, net	1,081	1,109
Income tax receivable, net	9,554	5,541
Other	14,316	12,564
Total current assets	458,930	444,097
Property, equipment, and capitalized software, net	57,716	59,828
Investments in unconsolidated entities	24,043	24,079
Goodwill	311,249	249,992
Intangible assets, net	167,311	135,488
Other assets	6,948	6,099
Total assets	$1,026,197	$919,583

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$37,504	$29,901
Accrued compensation	47,893	48,902
Deferred revenue	135,843	127,114
Other	532	962
Total current liabilities	221,772	206,879
Accrued compensation	5,094	4,739
Deferred tax liability, net	18,353	4,678
Other long-term liabilities	25,552	26,413
Total liabilities	270,771	242,709

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 49,658,633 and 48,768,541 shares were outstanding as of September 30, 2010 and December 31, 2009, respectively	5	5
Treasury stock at cost, 207,254 shares as of September 30, 2010 and 222,653 shares as of December 31, 2009	(2,913)	(3,130)
Additional paid-in capital	448,485	432,052
Retained earnings	303,196	246,745
Accumulated other comprehensive income (loss):
Currency translation adjustment	5,240	(337)
Unrealized gain on available-for-sale securities	413	370
Total accumulated other comprehensive income	5,653	33
Total Morningstar, Inc. shareholders’ equity	754,426	675,705
Noncontrolling interest	1,000	1,169
Total equity	755,426	676,874
Total liabilities and equity	$1,026,197	$919,583

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2010

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non
	Shares	Par	Treasury	Paid-in	Retained	Income	Controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interests	Equity

Balance as of December 31, 2009	48,768,541	$5	$(3,130)	$432,052	$246,745	$33	$1,169	$676,874

Comprehensive income (loss):

Net income (loss)		—	—	—	58,977	—	(10)	58,967
Unrealized gain on available-for-sale investments, net of income tax of $28		—	—	—	—	43	—	43
Foreign currency translation adjustment, net		—	—	—	—	5,577	57	5,634
Total comprehensive income		—	—	—	58,977	5,620	47	64,644

Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	690,918	—	217	4,990	—	—	—	5,207
Stock-based compensation — restricted stock units		—	—	9,557	—	—	—	9,557
Stock-based compensation — restricted stock	199,174	—	—	780	—	—	—	780
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	4,885	—	—	—	4,885

Recognition of deferred tax liability related to accretion of equity investment		—	—	(3,821)	—	—	—	(3,821)
Dividends declared — common shares outstanding		—	—	—	(2,484)	—	—	(2,484)
Dividends declared — restricted stock units		—	—	42	(42)	—	—	—

Adjustment to noncontrolling interest		—	—	—	—	—	(216)	(216)

Balance as of September 30, 2010	49,658,633	$5	$(2,913)	$448,485	$303,196	$5,653	$1,000	$755,426

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in thousands)	2010	2009

Operating activities
Consolidated net income	$58,967	$67,986
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	28,082	23,347
Deferred income tax (benefit) expense	5,659	(847)
Stock-based compensation expense	10,337	8,656
Provision for bad debt	253	343
Equity in net income of unconsolidated entities	(1,176)	(790)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(4,885)	(5,724)
Holding gain upon acquisition of additional ownership of equity method investments	(5,073)	(352)
Other, net	724	(617)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,254)	13,521
Other assets	(2,508)	2,206
Accounts payable and accrued liabilities	2,025	(2,007)
Accrued compensation	(2,270)	(41,794)
Income taxes payable	309	12,999
Deferred revenue	(1,938)	(8,974)
Deferred rent	442	(353)
Other liabilities	(1,384)	(267)
Cash provided by operating activities	80,310	67,333

Investing activities
Purchases of investments	(128,043)	(111,603)
Proceeds from maturities and sales of investments	177,197	64,479
Capital expenditures	(7,701)	(10,286)
Acquisitions, net of cash acquired	(88,697)	(19,315)
Other, net	830	623
Cash used for investing activities	(46,414)	(76,102)

Financing activities
Proceeds from stock option exercises	5,207	14,378
Excess tax benefits from stock option exercises and vesting of restricted stock units	4,885	5,724
Other, net	(529)	(305)
Cash provided by financing activities	9,563	19,797

Effect of exchange rate changes on cash and cash equivalents	1,917	4,481
Net increase in cash and cash equivalents	45,376	15,509
Cash and cash equivalents—beginning of period	130,496	173,891
Cash and cash equivalents—end of period	$175,872	$189,400

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29,594	$25,154
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$71	$(225)

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

3. Acquisitions, Goodwill, and Other Intangible Assets

2010 Acquisitions

In the first nine months of 2010, we completed six acquisitions, as follows:

Increased Ownership Interest in Morningstar Danmark A/S (Morningstar Denmark)

In July 2010, we acquired an additional 75% interest in Morningstar Denmark, increasing our ownership to 100% from 25%. Morningstar Denmark’s main offering is the investment information website for individual investors, Morningstar.dk, which provides fund and ETF data, portfolio tools, and market analysis.

The total estimated fair value of $20,665,000 includes $15,467,000 in cash paid to acquire the remaining 75% interest in Morningstar Denmark. The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$915
Accounts receivable and other current assets	771
Other non-current assets	65
Intangible assets	9,066
Goodwill	13,347
Deferred revenue	(496)
Deferred tax liability	(2,307)
Other current and non-current liabilities	(696)
Total fair value of Morningstar Denmark	$20,665

The preliminary fair value allocation includes $9,066,000 of acquired intangible assets, consisting primarily of customer-related assets and technology-based assets, including software and databases. We recognized a deferred tax liability of $2,307,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $13,347,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar’s full suite of products and services to investors in Denmark, and further leveraging Morningstar’s global reach, investment databases, and technology expertise.

Seeds Group (Seeds)

In July 2010, we acquired Seeds Group, a leading provider of investment consulting services and fund research in France. Through its subsidiary Seeds Finance, Seeds provides investment consulting services and specializes in asset liability management, manager selection, plan construction, risk, and portfolio management in alternative investments and active strategies. Its subsidiary, Multiratings.com, provides a fund research and investment education website for advisor groups and institutions. Terms were not disclosed. The acquisition did not have a significant effect on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2010.

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

In conjunction with this acquisition, we paid $38,423,000 in cash, net of cash acquired, and issued 199,174 shares of restricted stock to the selling employee-shareholders. As a result of the terms of the restricted share agreements, in accordance with FASB ASC 805, Business Combinations, we account for these grants as stock-based compensation expense, and not as part of the acquisition consideration. See Note 9 in the Notes to our Condensed Consolidated Financial Statements for additional information concerning the accounting for this restricted stock.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$5,393
Accounts receivable and other current assets	2,647
Other non-current assets	227
Intangible assets	19,959
Goodwill	24,259
Deferred revenue	(7,316)
Accounts payable and accrued and other current liabilities	(1,353)
Total purchase price	$43,816

The preliminary allocation includes $19,959,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases.

Goodwill of $24,259,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity for Morningstar to enter into the structured finance ratings and analysis business.

The value assigned to goodwill, intangible assets, and restricted shares at the date of grant are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Old Broad Street Research Ltd

In April 2010, we acquired Old Broad Street Research Ltd. (OBSR) for $16,754,000 in cash, net of cash acquired. OBSR is a premier provider of fund research, ratings, and investment consulting services in the United Kingdom, and offers an array of customized consulting services including model portfolios, advice on fund construction, and corporate governance services, that are used by many of the leading financial advisers and fund platforms.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary pending certain tax related matters, including the valuation of deferred tax assets and liabilities at the date of acquisition.

($000)
Cash and cash equivalents	$4,632
Accounts receivable and other current assets	1,022
Other non-current assets	449
Intangible assets	9,312
Goodwill	11,396
Deferred revenue	(1,557)
Accounts payable and accrued and other current liabilities	(1,169)
Deferred tax liability — non-current	(2,621)
Other non-current liabilities	(78)
Total purchase price	$21,386

The preliminary allocation includes $9,312,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases.

Goodwill of $11,396,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the strategic benefit of adding to our existing fund research team in London and continuing to build our thought leadership in investment research. OBSR will also help us expand our investment consulting presence in the United Kingdom, where we already provide asset allocation, manager selection, and portfolio construction services to institutions and intermediaries. The goodwill we recorded is not considered deductible for income tax purposes.

Aegis Equities Research

In April 2010, we acquired Aegis Equities Research, a leading provider of independent equity research in Australia, for $10,717,000 in cash, net of cash acquired. The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$51
Investments	55
Accounts receivable	229
Other non-current assets	62
Intangible assets	5,100
Goodwill	6,235
Deferred revenue	(617)
Other current and non-current liabilities	(347)
Total purchase price	$10,768

The preliminary allocation includes $5,100,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and databases. Goodwill of $6,235,000 represents the premium we paid over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the strategic benefits of creating a larger analyst team that will enable us to expand our coverage of Australian-listed companies, provide Australian clients with more robust independent research, and give us the potential to expand our services in multiple delivery channels. We are in the process of determining what portion of the value assigned to goodwill and intangible assets, if any, is deductible for income tax purposes.

Footnoted business of Financial Fineprint Inc.

In February 2010, we acquired the Footnoted business of Financial Fineprint Inc. (Footnoted), a blog for professional money managers, analysts, and individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings. The acquisition includes the Footnoted.org website and the Footnoted Pro service. Terms were not disclosed. The acquisition did not have a significant effect on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2010.

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

As of September 30, 2010, we did not make any significant changes to the purchase price allocations for the acquisitions that occurred in 2009. Certain of these purchase price allocations, primarily the purchase price allocation related to Logical Information Machines, Inc. are preliminary, pending resolution of certain tax and other matters. Additional information concerning the six acquisitions completed in 2009 can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2010.

Pro Forma Information for 2010 and 2009 Acquisitions

The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 and 2009 as if we had completed the 2010 and 2009 acquisitions and had consolidated Morningstar Korea and Morningstar Denmark, as of January 1 of each of these years. In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired.

	Nine months ended September 30
Unaudited Pro Forma Financial Information (in thousands except per share amounts)	2010	2009
Revenue	$414,208	$397,680
Operating income	$88,210	$100,916
Net income attributable to Morningstar, Inc.	$58,618	$68,042

Basic net income per share attributable to Morningstar, Inc.	$1.19	$1.42
Diluted net income per share attributable to Morningstar, Inc.	$1.16	$1.37

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2009 to September 30, 2010:

($000)
Balance as of December 31, 2009	$249,992
Acquisition of Aegis	6,235
Acquisition of OBSR	11,396
Acquisition of Realpoint	24,259
Acquisition of Seeds Group	3,504
Acquisition of remaining ownership of Morningstar Denmark	13,347
Other, primarily currency translation	2,516
Balance as of September 30, 2010	$311,249

We did not record any impairment losses in the third quarter or year-to-date periods ended September 30, 2010 and September 30, 2009, respectively. We perform our annual impairment reviews in the fourth quarter.

The following table summarizes our intangible assets:

	As of September 30, 2010				As of December 31, 2009
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31,293	$(14,804)	$16,489	10	$28,472	$(12,147)	$16,325	10
Customer-related assets	111,935	(36,041)	75,894	11	87,635	(27,405)	60,230	10
Supplier relationships	240	(69)	171	20	240	(60)	180	20
Technology-based assets	60,302	(22,266)	38,036	9	49,276	(16,694)	32,582	9
Non-competition agreement	849	(672)	177	5	820	(547)	273	5
Intangible assets related to acquisitions with preliminary purchase price allocations	37,961	(1,417)	36,544	10	26,129	(231)	25,898	5
Total intangible assets	$242,580	$(75,269)	$167,311	10	$192,572	$(57,084)	$135,488	9

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
($000)	2010	2009	2010	2009
Amortization expense	$6,219	$3,130	$17,535	$13,793

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through September 30, 2010, we expect intangible amortization expense for 2010 and subsequent years as follows:

($000)
2010	$24,054
2011	24,223
2012	22,973
2013	20,878
2014	19,925
2015	19,230

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

4. Income Per Share

We compute income per share based on the two-class method, in accordance with FASB ASC 260-10-45-59A, Participating Securities and the Two Class Method.

In May 2010, we issued restricted shares in conjunction with the Realpoint acquisition. Because the restricted shares contain nonforfeitable rights to dividends, they meet the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. We reduce our reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.

ASC 260-10-45-59A requires the dilutive effect of participating securities to be calculated using the more dilutive of the treasury stock or the two-class method. We have determined the two-class method to be the more dilutive. As such, we adjusted the earnings allocated to common stock shareholders in the basic earnings per share calculation for the reallocation of undistributed earnings to participating securities to calculate diluted earnings per share.

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2010	2009	2010	2009

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$20,787	$22,520	$58,977	$68,026
Less: Distributed earnings available to participating securities	(10)	—	(10)	—
Less: Undistributed earnings available to participating securities	(73)	—	(226)	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$20,704	$22,520	$58,741	$68,026
Weighted average common shares outstanding	49,401	48,457	49,157	47,930
Basic net income per share attributable to Morningstar, Inc.	$0.42	$0.46	$1.19	$1.42

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$20,704	$22,520	$58,741	$68,026
Add: Undistributed earnings allocated to participating securities	73	—	226	—
Less: Undistributed earnings reallocated to participating securities	(72)	—	(221)	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$20,705	$22,520	$58,746	$68,026
Weighted average common shares outstanding	49,401	48,457	49,157	47,930
Net effect of dilutive stock options and restricted stock units	1,143	1,591	1,296	1,693
Weighted average common shares outstanding for computing diluted income per share	50,544	50,048	50,453	49,623

Diluted net income per share attributable to Morningstar, Inc.	$0.41	$0.45	$1.16	$1.37

5. Segment and Geographical Area Information

Morningstar has two operating segments:

•   Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

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

The following tables show selected segment data for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$112,055	$27,762	$—	$139,817
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	75,129	13,670	7,215	96,014
Stock-based compensation expense	2,326	525	894	3,745
Depreciation and amortization	1,789	44	8,064	9,897
Operating income (loss)	$32,811	$13,523	$(16,173)	$30,161

U.S. revenue				$99,933
Non-U.S. revenue				$39,884

	Three months ended September 30, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$95,410	$24,678	$—	$120,088
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	59,122	9,755	8,034	76,911
Stock-based compensation expense	1,429	484	950	2,863
Depreciation and amortization	1,561	48	5,022	6,631
Operating income (loss)	$33,298	$14,391	$(14,006)	$33,683

U.S. revenue				$85,548
Non-U.S. revenue				$34,540

	Nine months ended September 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$324,600	$79,598	$—	$404,198
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	217,559	36,768	22,682	277,009
Stock-based compensation expense	5,926	1,557	2,854	10,337
Depreciation and amortization	5,016	136	22,930	28,082
Operating income (loss)	$96,099	$41,137	$(48,466)	$88,770

Capital expenditures	$4,953	$58	$2,690	$7,701

U.S. revenue				$291,529
Non-U.S. revenue				$112,669

	Nine months ended September 30, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$289,389	$66,964	$—	$356,353
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	173,957	26,058	23,339	223,354
Stock-based compensation expense	4,222	1,469	2,965	8,656
Depreciation and amortization	3,833	157	19,357	23,347
Operating income (loss)	$107,377	$39,280	$(45,661)	$100,996

Capital expenditures	$8,872	$679	$735	$10,286

U.S. revenue				$262,982
Non-U.S. revenue				$93,371

	As of September 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$269,042	$42,207	$—	$311,249

U.S. long-lived assets				$40,257
Non-U.S. long-lived assets				$17,459

	As of December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$217,758	$32,234	$—	$249,992

U.S. long-lived assets				$42,884
Non-U.S. long-lived assets				$16,944

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

($000)	As of September 30 2010	As of December 31 2009
Available-for-sale	$150,516	$197,306
Held-to-maturity	8,759	10,588
Trading securities	4,194	4,163
Total	$163,469	$212,057

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2010				As of December 31, 2009
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$101,260	$94	$(11)	$101,343	$174,433	$439	$(50)	$174,822
Corporate bonds	36,609	78	(27)	36,660	12,268	44	(1)	12,311
Equity securities	3,921	346	—	4,267	2,013	188	(28)	2,173
Mutual funds	8,063	183	—	8,246	8,000	—	—	8,000
Total	$149,853	$701	$(38)	$150,516	$196,714	$671	$(79)	$197,306

Held-to-maturity:
Certificates of deposit	$8,759	$—	$—	$8,759	$10,588	$—	$—	$10,588

As of September 30, 2010 and December 31, 2009, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2010 and December 31, 2009. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2010		As of December 31, 2009
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$59,078	$59,091	$161,453	$161,817
Due in one to three years	78,791	78,912	25,248	25,316
Equity securities and mutual funds	11,984	12,513	10,013	10,173
Total	$149,853	$150,516	$196,714	$197,306

Held-to-maturity:
Due in one year or less	$8,754	$8,754	$10,587	$10,587
Due in one to three years	5	5	1	1
Total	$8,759	$8,759	$10,588	$10,588

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2010	2009
Realized gains	$17	$—
Realized losses	(3)	—
Realized gains, net	$14	$—

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2010	2009
Unrealized gains (losses), net	$(75)	$1,026

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	September 30, 2010 Using Fair Value Hierarchy
($000)	September 30, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$101,343	$101,343	$—	$—
Corporate bonds	36,660	36,660	—	—
Equity securities	4,267	4,267	—	—
Mutual funds	8,246	8,246	—	—
Trading securities	4,194	4,194	—	—
Total	$154,710	$154,710	$—	$—

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2009 Using Fair Value Hierarchy
($000)	December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$174,822	$174,822	$—	$—
Corporate bonds	12,311	12,311	—	—
Equity securities	2,173	2,173	—	—
Mutual funds	8,000	8,000	—	—
Trading securities	4,163	4,163	—	—
Total	$201,469	$201,469	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We did not transfer any investments between levels of the fair value hierarchy in the first nine months of 2010 or 2009. Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

($000)	As of September 30 2010	As of December 31 2009
Investment in MJKK	$18,821	$18,413
Other equity method investments	107	577
Investments accounted for using the cost method	5,115	5,089
Total investments in unconsolidated entities	$24,043	$24,079

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

	As of September 30 2010	As of December 31 2009
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,068,300	¥2,600,000
Equivalent U.S. dollars ($000)	$36,697	$28,507

Other Equity Method Investments. As of September 30, 2010 and December 31, 2009, other equity method investments include our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for their respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of September 30, 2010 and December 31, 2009.

As of December 31, 2009, other equity-method investments also included our investment in Morningstar Danmark A/S (Morningstar Denmark). Our ownership interest and profit-and loss-sharing interest in Morningstar Denmark was 25% at that date. In July 2010, we acquired an additional 75% ownership in Morningstar Denmark, increasing our ownership interest to 100%. Upon acquiring the majority ownership, we recorded a preliminary holding gain of $5,073,000. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition. Because Morningstar Denmark is now a wholly-owned subsidiary, we no longer account for our investment using the equity method. Beginning in July 2010, we consolidate the assets, liabilities, and results of operations of Morningstar Denmark in our Condensed Consolidated Financial Statements.

Cost Method Investments. As of September 30, 2010 and December 31, 2009, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first nine months of 2010 and 2009, respectively.

8. Liability for Vacant Office Space

The following table shows the change in our liability for vacant office space from December 31, 2009 to September 30, 2010:

Liability for vacant office space	($000)
Balance as of December 31, 2009	$3,815
Increased liability for vacant office space	1,390
Reduction of liability for lease payments	(1,550)
Other, net	(1,151)
Balance as of September 30, 2010	$2,504

In the first nine months of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of this space. In addition, we increased our liability for vacant office space related to the equity research and data business acquired from C.P.M.S. We recorded the increases in the liability as an operating expense in the first nine months of 2010.

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

(000)	As of September 30 2010	As of December 31 2009
Shares available for future grants	1,814	2,143

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

All options granted under the 2004 Stock Incentive Plan and the Prior Plans were vested as of January 1, 2010; however, because the options under these plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of September 30, 2010.

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

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30		Nine months ended September 30
($000)	2010	2009	2010	2009
Restricted stock units	$3,277	$2,781	$9,557	$7,686
Restricted stock	468	—	780	—
Stock options	—	82	—	970
Total stock-based compensation expense	$3,745	$2,863	$10,337	$8,656

Income tax benefit related to the stock-based compensation expense	$973	$881	$2,874	$2,714

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

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The following table summarizes restricted stock unit activity during the first nine months of 2010:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2009	681,425	39,594	721,019	$46.99
Granted	362,387	—	362,387	47.63
Vested	(212,356)	—	(212,356)	48.11
Vested but deferred	(15,996)	15,996	—	—
Issued	—	(11,153)	(11,153)	49.29
Forfeited	(32,392)	—	(32,392)	46.16
RSUs outstanding—September 30, 2010	783,068	44,437	827,505	46.99

As of September 30, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $29,516,000. We expect to recognize this expense over an average period of approximately 34 months.

Restricted Stock

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize this value to stock-based compensation expense ratably over the vesting period. We have assumed that all of the restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

As of September 30, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock was approximately $8,583,000. We expect to recognize this expense over 55 months, from October 2010 through April 2015.

Stock Option Activity

The following tables summarize stock option activity in the first nine months of 2010 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	809,169	$17.75
Canceled	(600)	13.68
Exercised	(62,374)	13.33
Options outstanding—September 30, 2010	746,195	18.70

Options exercisable—September 30, 2010	746,195	$18.70

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2009	1,868,408	$16.15
Canceled	(15,022)	13.62
Exercised	(464,872)	14.67
Options outstanding—September 30, 2010	1,388,514	16.99

Options exercisable—September 30, 2010	1,388,514	$16.99

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Nine months ended September 30
($000)	2010	2009
Intrinsic value of options exercised	$17,094	$31,302

All outstanding options were vested and exercisable as of January 1, 2010. The table below shows additional information for options outstanding and exercisable as of September 30, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	844,935	1.56	$11.36	$28,056
$18.74 - $42.48	1,289,774	4.42	21.67	29,522
$8.57 - $42.48	2,134,709	3.29	17.59	$57,578

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on September 30, 2010. The intrinsic value is based on our closing stock price of $44.56 on that date.

As of September 30, 2010, there was no unrecognized stock-based compensation expense related to stock options.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30		Nine months ended September 30
($000)	2010	2009	2010	2009
Excess tax benefits related to stock-based compensation	$680	$1,180	$4,885	$5,724

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

11. Income Taxes

The following table shows our effective income tax rate for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30		Nine months ended September 30
($000)	2010	2009	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$36,367	$34,476	$94,818	$104,295
Equity in net income of unconsolidated entities	333	429	1,176	790
Net (income) loss attributable to noncontrolling interests	(106)	22	10	40
Total	$36,594	$34,927	$96,004	$105,125
Income tax expense	$15,807	$12,407	$37,027	$37,099
Effective tax rate	43.2%	35.5%	38.6%	35.3%

Our effective tax rate increased 7.7 percentage points in the third quarter of 2010 and 3.3 percentage points for the year-to-date period. Income tax expense in the quarter includes $5,773,000 of non-cash income tax expense, including $1,883,000 related to the preliminary gain we recorded upon the acquisition of Morningstar Denmark and $3,890,000 of non-cash income tax expense for prior periods related to Morningstar’s share of earnings in equity method investments, primarily MJKK. These items increased the effective tax rate by approximately 11 percentage points in the quarter and 4 percentage points for the year-to-date period. In the third quarter of 2010 we also recorded a $3,821,000 deferred tax liability, and a corresponding reduction to additional paid-in capital related to our investment in MJKK. The deferred tax liability arises from the difference between the book basis and tax basis of our investment in MJKK. This adjustment did not impact our effective tax rate for either period in 2010.

Our effective tax rates for the third quarter and nine-month periods in 2009 were favorably affected by a variety of items that did not recur in 2010. In the third quarter of 2009, we recognized $2,100,000 of tax credits from previous years. These tax credits reduced our tax rate by approximately 6 percentage points in the third quarter and 2 percentage points in the first nine months of 2009. The effective tax rate for the first nine months of 2009 also reflects the favorable impact of reversing $2,145,000 in reserves for uncertain tax positions. These items were partially offset by the impact of the non-deductible deposit penalty expense, which increased our year-to-date effective tax rate by approximately 1.3 percentage points.

We conduct business globally and as a result, we file income tax returns in U.S. Federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax return include the years 2007 to the present. Most of our state tax returns have open tax years from 2006 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2003.

There were no significant changes to uncertain tax positions in the third quarter of 2010 as a result of other lapses of statutes of limitation or audit activity. As of December 31, 2009, our Condensed Consolidated Balance Sheet included a current liability of $981,000 and a non-current liability of $5,369,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

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

12. Contingencies

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint LLC and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Realpoint for certain data sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings. In September 2010, the court denied Egan-Jones’s request for a preliminary injunction against Morningstar’s corporate credit ratings business. Realpoint and Morningstar continue to vigorously contest liability on all of Egan-Jones’ claims for damages. We cannot predict the outcome of the proceeding.

Aloft Media, LLC

In June 2010, Aloft Media, LLC filed a complaint in the United States District Court for the Eastern District of Texas against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 7,593,910 and 7,596,538 which purports to relate to a computer-based platform that supports a decision making process. In October 2010, Morningstar and Aloft Media entered into a license agreement covering, among other things, those patents. The license agreement resolves the litigation. All other settlement terms are confidential.

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson’s prior commercial relationship with Business Logic. Business Logic is alleging that Ibbotson Associates and Morningstar violated Business Logic’s rights by using its trade secrets to develop a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, injunctive relief and unspecified damages. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, seeking damages and injunctive relief. While Morningstar and Ibbotson Associates are vigorously contesting the claims against them, we cannot predict the outcome of the proceeding.

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

13. Quarterly Dividend and Share Repurchase Programs

In September 2010, our board of directors approved a regular quarterly cash dividend of 5 cents per share. The first quarterly dividend will be payable on January 14, 2011 to shareholders of record on December 31, 2010. As of September 30, 2010, we recorded a dividend payable of $2,484,000.

In addition, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of September 30, 2010, we had not repurchased any of our outstanding common stock under this repurchase program.

14. Subsequent Event

In November 2010, we acquired the annuity intelligence business of Advanced Sales and Marketing Corp., based in Illinois. The purchase price is $14.1 million, subject to post-closing adjustments. We acquired the Annuity Intelligence Report (AI Report), a web-based service that helps broker-dealers, insurers, and the financial professionals they support better understand and more effectively present variable annuity products to their clients. The AI Report service leverages a proprietary database of more than 1,000 variable annuities that includes “plain-English” translations of complex but important information found in prospectuses and other public filings.

15. Recently Issued Accounting Pronouncements

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

Despite mixed economic data, the U.S. stock market was up strongly in the third quarter. Morningstar’s U.S. Market Index, a broad market benchmark, rose 11.6% during the quarter and was up 11.1% for the 12-month period ending in September. Total U.S. mutual fund assets increased to $11.3 trillion as of September 30, 2010, based on data from the Investment Company Institute (ICI), up from $10.8 trillion as of September 30, 2009.

Despite the more positive market environment, alternative asset classes, such as hedge funds, had mixed results in terms of cash flows. In aggregate, hedge funds included in Morningstar’s database, excluding funds of hedge funds, experienced small net outflows for the year-to-date period through August 31, 2010.

Assets in exchange-traded funds (ETFs) increased to $883 billion as of September 30, 2010, compared with $693 billion as of September 30, 2009, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, pages per visit, and time spent per visit for financial and investment sites all decreased compared with the third quarter of 2009. Overall, page views to finance and investment sites were about 25% lower year over year, based on Nielsen’s data. We attribute this trend to individual investors’ lower level of engagement with investing-related topics in a period of continued economic weakness. Although our investment website, Morningstar.com, continued to perform well versus competing sites based on time spent per visit, some metrics such as unique visitors and pages viewed per visit declined according to Nielsen’s data.

Following the industry-wide downturn in global advertising sales in 2009, we began seeing stronger growth in online advertising spending in 2010. During the second quarter of 2010, industry publication eMarketer increased its forecast for U.S. online advertising spending, which is based on data from the Interactive Advertising Bureau and PricewaterhouseCoopers. The revised forecast projects an increase of 11% to $25.1 billion in 2010, following a 4.6% decline in 2009.

Overall, we believe that business conditions in the financial services sector have continued improving in recent months, although some areas, such as consumer discretionary spending, remain under pressure.

Three and Nine Months Ended September 30, 2010 vs. Three and Nine Months Ended September 30, 2009

Consolidated Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$139,817	$120,088	16.4%		$404,198	$356,353	13.4%
Operating income	30,161	33,683	(10.5)%		88,770	100,996	(12.1)%
Operating margin	21.6%	28.0%	(6.4	)pp	22.0%	28.3%	(6.3	)pp

Cash used for investing activities	(20,862)	(39,247)	(46.8)%		(46,414)	(76,102)	(39.0)%
Cash provided by financing activities	1,503	3,778	(60.2)%		9,563	19,797	(51.7)%

Cash provided by operating activities	$35,280	$36,066	(2.2)%		$80,310	$67,333	19.3%
Capital expenditures	(3,862)	(3,518)	9.8%		(7,701)	(10,286)	(25.1)%
Free cash flow	$31,418	$32,548	(3.5)%		$72,609	$57,047	27.3%

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

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it in organic revenue.

Consolidated organic revenue (revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Nine months ended September 30, 2010
Global financial filings database business of Global Reports LLC	April 20, 2009	January 1 through April 19, 2010
Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.	May 1, 2009	January 1 through April 30, 2010
Andex Associates, Inc.	May 1, 2009	January 1 through April 30, 2010
Intech Pty Ltd	June 30, 2009	January 1 through June 30, 2010
Canadian Investment Awards and Gala	December 17, 2009	January 1 through September 30, 2010
Logical Information Machines, Inc.	December 31, 2009	January 1 through September 30, 2010
Footnoted business of Financial Fineprint Inc.	February 1, 2010	February 1 through September 30, 2010
Aegis Equities Research	April 1, 2010	April 1 through September 30, 2010
Old Broad Street Research Ltd.	April 12, 2010	April 12 through September 30, 2010
Realpoint, LLC	May 3, 2010	May 3 through September 30, 2010
Seeds Group	July 1, 2010	July 1 through September 30, 2010
Morningstar Danmark A/S (Morningstar Denmark)	July 1, 2010	July 1 through September 30, 2010

Consolidated Revenue

In the third quarter of 2010, our consolidated revenue increased 16.4% to $139.8 million. Revenue for the first nine months of the year rose 13.4% to $404.2 million. We had $12.0 million in incremental revenue from acquisitions during the third quarter, which contributed about 10 percentage points to our consolidated revenue growth. Currency movements had a slight negative effect in the third quarter, but a larger positive impact in the year-to-date period.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue increased by about $7.9 million, or 6.6%, in the third quarter of 2010. Higher revenue from Licensed Data, Morningstar Direct, and Internet advertising were the main drivers behind the revenue increase. These positive factors—as well as smaller contributions from advisor software and our Investment Management products—helped offset the loss of revenue associated with the Global Analyst Research Settlement (GARS), which ended in July 2009. We had equity research revenue of $1.5 million related to GARS in the third quarter of 2009 and $12.5 million in the first nine months of 2009 that did not recur in 2010.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2010	2009	Change	2010	2009	Change
Consolidated revenue	$139,817	$120,088	16.4%	$404,198	$356,353	13.4%
Less: acquisitions	(11,964)	—	NMF	(34,386)	—	NMF
Less: impact of foreign currency translations	183	—	NMF	(4,219)	—	NMF
Organic revenue	$128,036	$120,088	6.6%	$365,593	$356,353	2.6%

NMF — Not meaningful

International revenue continues to increase as a percentage of our consolidated revenue and made up about 28.5% of our consolidated revenue in the third quarter of 2010. Revenue from international operations rose $5.3 million, or 15.5%, to $39.9 million for the third quarter. Acquisitions contributed $3.5 million of additional revenue outside the United States, and foreign currency translations had a slightly negative effect. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 6.0%, reflecting stronger product sales in Europe.

Revenue from international operations rose $19.3 million, or 20.7%, to $112.7 million in the first nine months of 2010. Acquisitions contributed $12.7 million of additional revenue outside the United States, and foreign currency translations had a positive effect of $4.2 million. Excluding acquisitions and the impact of foreign currency translations, non-U.S. revenue rose 2.6%.

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

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2010	2009	Change	2010	2009	Change
International revenue	$39,884	$34,540	15.5%	$112,669	$93,371	20.7%
Less: acquisitions	(3,470)	—	NMF	(12,691)	—	NMF
Less: impact of foreign currency translations	183	—	NMF	(4,219)	—	NMF
International organic revenue	$36,597	$34,540	6.0%	$95,759	$93,371	2.6%

Consolidated Operating Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Operating expense	$109,656	$86,405	26.9%		$315,428	$255,357	23.5%
% of revenue	78.4%	72.0%	6.4	pp	78.0%	71.7%	6.3	pp

In the third quarter of 2010, our consolidated operating expense increased $23.3 million, or 26.9%. For the first nine months of 2010, operating expense increased $60.0 million, or 23.5%. We completed six acquisitions in 2009 and six in the first nine months of 2010. Because of the timing of these acquisitions, our third-quarter and year-to-date results include operating expense that did not exist in the same periods last year. Incremental operating expense from acquired businesses represented approximately half of the operating expense increase in both periods.

Higher salary expense represented approximately 40% of the total operating expense increase, reflecting higher headcount from acquisitions and filling open positions, as well as salary increases that were effective in July 2010, following generally flat salary levels in 2009.

Higher incentive compensation and employee benefit costs represented approximately one-third of the overall operating expense increase in the quarter. In early 2010, we began phasing in some of the benefits and other compensation-related expense we reduced in 2009. As a result, bonus expense increased $3.6 million in the third quarter and $11.6 million in the first nine months of 2010. Matching contributions to our 401(k) plan in the United States increased $0.9 million in the third quarter and $2.7 million for the year-to-date period because we partially reinstated this employee benefit in 2010. Sales commissions increased $1.4 million in the quarter and $5.9 million in the first nine months of 2010, reflecting improved sales activity compared with the first nine months of 2009 as well as a change to one of our commission plans. In addition, healthcare benefit costs rose $0.5 million in the third quarter of 2010 and $2.1 million in the first nine months of 2010, mainly because of some unusually high medical claims.

Intangible amortization expense increased $3.1 million compared with the prior-year period. The expense recorded in the third quarter of 2009 reflected a $1.7 million reduction of previously recorded intangible amortization expense. The remaining increase reflects amortization expense from recent acquisitions.

In the third quarter of 2009, we recorded an expense of $2.4 million to increase our liability for vacant office space, primarily for the former Ibbotson headquarters. This expense did not recur in 2010, partially offsetting the increase in operating expenses in the quarter.

In the first nine months of 2009, we recorded a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through 2009. The expense affected each of our operating expense categories, with approximately half recorded as general and administrative expense. This expense did not recur in 2010.

Headcount and salary-related expense increased year over year, partly because of acquisitions. We had approximately 3,165 employees worldwide as of September 30, 2010, up 21.7% from December 31, 2009, and a 25.3% increase from the same period a year ago. We added about 185 employees through acquisitions over the 12 months ending September 30, 2010. The remainder of the increase in headcount mainly reflects continued hiring for our development centers in China and India.

Cost of Goods Sold

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Cost of goods sold	$40,713	$31,954	27.4%		$114,767	$92,900	23.5%
% of revenue	29.1%	26.6%	2.5	pp	28.4%	26.1%	2.3	pp
Gross profit	$99,104	$88,134	12.4%		$289,431	$263,453	9.9%
Gross margin	70.9%	73.4%	(2.5	)pp	71.6%	73.9%	(2.3	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $8.7 million in the third quarter and $21.9 million in the first nine months of 2010. Approximately half of the increase was related to recent acquisitions. Higher salaries, bonus expense and other compensation-related expense also contributed to the increase.

Our gross margin in the third quarter of 2010 was down 2.5 percentage points to 70.9%, compared with 73.4% in the third quarter of 2009. The year-to-date gross margin also declined by 2.3 percentage points.

Development Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Development expense	$12,703	$9,447	34.5%		$35,491	$28,185	25.9%
% of revenue	9.1%	7.9%	1.2	pp	8.8%	7.9%	0.9	pp

Development expense increased $3.3 million in the third quarter of 2010 and $7.3 million in the first nine months of 2010, mainly because of higher salaries, bonus, and compensation-related expense for our development teams. Development expense from recent acquisitions also contributed to the increase, but to a lesser extent. As a percentage of revenue, development was up slightly from the same periods in 2009.

Sales and Marketing Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Sales and marketing expense	$22,881	$17,730	29.1%		$69,877	$53,276	31.2%
% of revenue	16.4%	14.8%	1.6	pp	17.3%	15.0%	2.3	pp

Sales and marketing expense increased $5.2 million in the third quarter of 2010 and $16.6 million in the first nine months of 2010. These increases include higher sales commission expense, which rose $1.4 million in the third quarter and $5.9 million in the first nine months of 2010. This increase partly reflects improved sales activity. In addition, we recognized more expense in the third quarter because of a change in our U.S. sales commission structure. Under this new commission plan, we record the entire commission expense in the quarter in which it is incurred. Under the previous commission structure, we recognized the commission expense over the term of the customer contract. Other costs in this category, including salaries, bonuses, and travel, also increased. Approximately one-fourth of the increase in sales and marketing expense was related to recent acquisitions.

As a percentage of revenue, sales and marketing expense increased 1.6 percentage points in the third quarter and 2.3 percentage points in the first nine months of 2010.

General and Administrative Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
General and administrative expense	$23,462	$20,643	13.7%		$67,211	$57,649	16.6%
% of revenue	16.8%	17.2%	(0.4	)pp	16.6%	16.2%	0.4	pp

General and administrative (G&A) expense rose $2.9 million in the third quarter and $9.6 million in the first nine months of 2010.

For the quarter, the majority of the increase results from higher salaries, bonus, and other compensation-related expense.  Higher professional fees, mainly related to acquisitions, also contributed to the increase, but to a lesser extent. In the third quarter of 2009, we recorded an expense of $2.4 million to increase our liability for vacant office space, primarily for the former Ibbotson headquarters. This expense did not recur in 2010, partially offsetting the increase in operating expenses.

For the year-to-date period, G&A expense included $1.3 million of expense to increase liabilities for vacant office space. In the first quarter of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters when we finalized sub-lease arrangements for a portion of the space. In the second quarter of 2010, we increased our liability for vacant office space related to the acquisition of the equity research and data business from C.P.M.S. in Canada. Higher travel, professional, and legal fees, partly related to acquisitions, also contributed to the expense growth.

G&A expense in the first nine months of 2009 included $1.8 million for the estimated tax deposit penalty discussed in more detail on page 28. This expense did not recur in 2010.

As a percentage of revenue G&A expense decreased 0.4 percentage points in the third quarter of 2010 and increased 0.4 percentage points in the first nine months of 2010.

Depreciation and Amortization Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Depreciation expense	$3,678	$3,501	5.1%		$10,547	$9,554	10.4%
Amortization expense	6,219	3,130	98.7%		17,535	13,793	27.1%
Total depreciation and amortization expense	$9,897	$6,631	49.3%		$28,082	$23,347	20.3%
% of revenue	7.1%	5.5%	1.6	pp	6.9%	6.6%	0.3	pp

Depreciation expense was up slightly in the third quarter and rose $1.0 million in the first nine months of 2010. Amortization expense increased $3.1 million in the third quarter and $3.7 million in the first nine months of 2010. Part of this increase reflects lower expense levels in 2009, as the expense recorded in the third quarter of 2009 included a $1.7 million reduction of previously recorded intangible amortization expense. The remaining increase in 2010 reflects amortization expense from recent acquisitions.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through September 30, 2010, we estimate that aggregate amortization expense for intangible assets will be approximately $24 million in 2010 and 2011. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2009 and 2010, additional acquisitions, and currency translations.

As a percentage of revenue, depreciation and amortization was up in both the third quarter and first nine months of 2010.

Stock-Based Compensation Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Restricted stock units	$3,277	$2,781	17.8%		$9,557	$7,686	24.3%
Restricted stock	468	—	NMF		780	—	NMF
Stock options	—	82	(100)%		—	970	(100)%
Total stock-based compensation expense	$3,745	$2,863	30.8%		$10,337	$8,656	19.4%
% of revenue	2.7%	2.4%	0.3	pp	2.6%	2.4%	0.2	pp

Stock-based compensation expense, which we include in each of our operating expense categories, increased $0.8 million in the third quarter of 2010 and $1.6 million in the first nine months of 2010 and remained relatively flat as a percentage of revenue compared with the same periods in 2009.

Our stock-based compensation expense mainly relates to grants of restricted stock units (RSUs) and, in the first nine months of 2009, to stock-option grants made in previous years. We began granting RSUs in May 2006 and make additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is generally four years.

Beginning in the second quarter of 2010, we began recording expense related to restricted stock issued in conjunction with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. This grant resulted in an expense of $0.5 million in the third quarter and $0.8 million in the first nine months of 2010.

All outstanding stock options were vested as of January 1, 2010. As a result, we did not record any additional stock-based compensation expense in the first nine months of 2010 for stock options granted in previous years.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. In the second quarter of 2010 and 2009, we recorded approximately $0.2 million and $0.3 million, respectively, of additional stock-based compensation expense when we made these adjustments.

Based on grants of RSUs and restricted stock made through September 30, 2010, we anticipate that stock-based compensation expense will be $14.1 million in 2010. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Bonus expense	$8,833	$5,200	69.9%		$25,534	$13,938	83.2%
% of revenue	6.3%	4.3%	2.0	pp	6.3%	3.9%	2.4	pp

Bonus expense, which we include in each of our operating expense categories, increased $3.6 million in the third quarter of 2010 and $11.6 in the first nine months of 2010. We reduced our bonus expense in 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. In 2010, we reinstated a portion of the bonus expense that was previously reduced. Bonus expense for newly acquired operations also contributed to the increase, but to a lesser extent.

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year and other factors. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

As a percentage of revenue, bonus expense increased by 2.0 percentage points in the third quarter and 2.4 percentage points in the first nine months of 2010.

Consolidated Operating Income

	Three Months Ended September 30				Nine Months Ended September 30
($000)	2010	2009	Change		2010	2009	Change
Operating income	$30,161	$33,683	(10.5)%		$88,770	$100,996	(12.1)%
% of revenue	21.6%	28.0%	(6.4	)pp	22.0%	28.3%	(6.3	)pp

Consolidated operating income fell $3.5 million in the third quarter and $12.2 million in the first nine months of 2010. Although revenue increased in both periods, our cost base rose more, leading to lower operating income in both periods. The decline was driven by incremental costs from acquisitions, modest compensation increases, and reinstating some of the employee benefits and other expenses we reduced in 2009. For both the third quarter and first nine months of 2010, costs rose across all of our operating expense categories.

We made significant cost reductions early in 2009 in anticipation of a tough economic environment. Those cost reductions improved our margin in the third quarter and first nine months of 2009. In 2010, we began phasing in some of the benefits we suspended in 2009, such as a partial reinstatement of matching contributions to our 401(k) plan in the United States, which represented approximately $0.9 million of expense in the third quarter and $2.7 million in the first nine months of 2010.

We made some moderate compensation increases in July 2010 after keeping salary levels flat for nearly all employees in 2009. Higher bonus expense across all expense categories also contributed to the decline in operating income.

With operating expense increasing more than revenue, our operating margin was 6.4 percentage points lower in the third quarter of 2010 and 6.3 percentage points lower in the first nine months of 2010. The margin decline mainly reflects higher salaries, bonuses, sales commissions, and employee benefits as a percentage of revenue. The loss of revenue from GARS also had a negative effect on margins.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2010	2009	Change	2010	2009	Change
Cash provided by operating activities	$35,280	$36,066	(2.2)%	$80,310	$67,333	19.3%
Capital expenditures	(3,862)	(3,518)	9.8%	(7,701)	(10,286)	(25.1)%
Free cash flow	$31,418	$32,548	(3.5)%	$72,609	$57,047	27.3%

We generated positive free cash flow in both the third quarter and year-to-date periods of 2010 and 2009. Free cash flow declined $1.1 million in the third quarter, but increased $15.6 million in the first nine months of 2010. The decline in free cash flow in the quarter primarily reflects a reduction in cash provided by operating activities. The year-to-date increase primarily reflects lower bonus payments made in the first quarter of 2010.

Cash provided by operating activities: Cash provided by operating activities decreased $0.8 million in the third quarter of 2010, as a reduction in cash flow generated from accounts receivable and other operating assets and liabilities was partially offset by an increase in net income adjusted for non-cash items.

Cash provided by operating activities increased $13.0 million in the first nine months of the year. Bonuses paid in the first quarter of 2010 were $37.5 million less than the amount paid in the previous year. We made bonus payments of $21.4 million in the first quarter of 2010, compared with $58.9 million in the first quarter of 2009, including $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of the bonus. The cash flow impact of a lower bonus payment was partially offset by an increase of $4.4 million in cash paid for income taxes in the first nine months of the year as well as a payment of $4.9 million we made to one former and two current executives related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). We recorded the operating expense related to this matter in the fourth quarter of 2009. We expect that the payment will be partially offset by a cash tax benefit in the future.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three Months Ended September 30			Nine Months Ended September 30
($000)	2010	2009	Change	2010	2009	Change
Consolidated net income	$20,893	$22,498	$(1,605)	$58,967	$67,986	$(9,019)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Holding gain upon acquisition of additional ownership of equity method investments	(5,073)	(352)	(4,721)	(5,073)	(352)	(4,721)
Deferred income tax (benefit) expense	6,671	109	6,562	5,659	(847)	6,506
Depreciation and amortization expense	9,897	6,631	3,266	28,082	23,347	4,735
Stock-based compensation expense	3,745	2,863	882	10,337	8,656	1,681
Excess tax benefits from stock option exercises and vesting of restricted stock units	(680)	(1,180)	500	(4,885)	(5,724)	839
All other non-cash items included in net income	(1,098)	(138)	(960)	(199)	(1,064)	865
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(21,360)	(58,867)	37,507
Cash paid for income taxes	(3,198)	(11,002)	7,804	(29,594)	(25,154)	(4,440)
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	—	—	(4,887)	—	(4,887)
Accounts receivable	(639)	4,209	(4,848)	(7,254)	13,521	(20,775)
Deferred revenue	(9,115)	(9,780)	665	(1,938)	(8,974)	7,036
Income taxes —current	7,762	13,605	(5,843)	29,903	38,153	(8,250)
Accrued compensation	8,884	3,637	5,247	23,977	17,073	6,904
Deferred rent	522	(67)	589	442	(353)	795
Other assets	(1,997)	1,865	(3,862)	(2,508)	2,206	(4,714)
Accounts payable and accrued liabilities	(834)	4,005	(4,839)	2,025	(2,007)	4,032
All other	(460)	(837)	377	(1,384)	(267)	(1,117)
Cash provided by operating activities	$35,280	$36,066	$(786)	$80,310	$67,333	$12,977

In the third quarter of 2010, the decline in cash provided by operations was less than the decline in net income, primarily because of the timing of cash paid for income taxes and a reduction in the cash flow benefit from operating assets and liabilities. For the year-to-date period, while consolidated net income declined, cash flow from operations increased. The $37.5 million decrease in bonuses paid in the first quarter of 2010 was the primary contributor to the difference between the changes in net income and cash provided by operations.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first nine months of 2010 and 2009, we classified $4.9 million and $5.7 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures:  We spent $3.9 million for capital expenditures in the third quarter of 2010 and $7.7 million in the first nine months of 2010, primarily for computer hardware and software and, to a lesser extent, leasehold improvements. Year to date, capital expenditures decreased $2.6 million primarily as a result of lower first-quarter spending compared with the same period in 2009. The 2009 capital expenditures included spending for our new corporate headquarters in Chicago.

Segment Results

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue
Investment Information	$112,055	$95,410	17.4%		$324,600	$289,389	12.2%
Investment Management	27,762	24,678	12.5%		79,598	66,964	18.9%
Consolidated revenue	$139,817	$120,088	16.4%		$404,198	$356,353	13.4%

Operating income (loss)
Investment Information	$32,811	$33,298	(1.5)%		$96,099	$107,377	(10.5)%
Investment Management	13,523	14,391	(6.0)%		41,137	39,280	4.7%
Intangible amortization and corporate depreciation expense	(8,064)	(5,022)	60.6%		(22,930)	(19,357)	18.5%
Corporate unallocated	(8,109)	(8,984)	(9.7)%		(25,536)	(26,304)	(2.9)%
Consolidated operating income	$30,161	$33,683	(10.5)%		$88,770	$100,996	(12.1)%

Operating margin
Investment Information	29.3%	34.9%	(5.6	)pp	29.6%	37.1%	(7.5	)pp
Investment Management	48.7%	58.3%	(9.6	)pp	51.7%	58.7%	(7.0	)pp
Consolidated operating margin	21.6%	28.0%	(6.4	)pp	22.0%	28.3%	(6.3	)pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Principia is our CD-ROM-based investment research and planning software for advisors.

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

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first nine months of 2010 and 2009, this segment represented 80% and 81%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$112,055	$95,410	17.4%		$324,600	$289,389	12.2%
Operating income	$32,811	$33,298	(1.5)%		$96,099	$107,377	(10.5)%
Operating margin (%)	29.3%	34.9%	(5.6	)pp	29.6%	37.1%	(7.5	)pp

Revenue

In the third quarter of 2010, Investment Information segment revenue increased $16.7 million, or 17.4%, to $112.1 million. Acquisitions contributed $10.7 million of revenue in the quarter. Excluding acquisitions, higher revenue in our software, investment research, and data products and services more than offset the loss of $1.5 million of revenue from GARS, which expired at the end of July 2009. In the first nine months of 2010, revenue increased $35.2 million, or 12.2%, to $324.6 million, with acquisitions contributing $28.3 million. GARS revenue was $12.5 million in the first nine months of 2009.

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

In December 2009, we began publishing research and ratings on corporate credit issuers. We entered into our first credit research agreement with a major financial services firm to provide credit ratings and research to its 18,000 financial advisors beginning in the third quarter of 2010. The firm’s internal credit research team also has access to Morningstar Select, our institutional credit research platform. Although the revenue impact in the quarter was not significant, we believe this credit research agreement gives us an important foothold in this new area.

Revenue for Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, increased in both the third quarter and first nine months of 2010. Positive trends in Internet advertising sales were partially offset by a decline in Premium Membership revenue in the United States. Subscriptions for the U.S. version of Morningstar.com Premium service declined to 140,118 as of September 30, 2010 compared with 150,473 as of December 31, 2009 and 155,200 as of September 30, 2009. Subscriptions fell partly because of continued weakness in new trial memberships. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2010 and 2009, which partly offset the revenue decline associated with lower subscription levels.

Advisor software revenue also increased in the third quarter and first nine months of 2010, as higher revenue from Advisor Workstation, SiteBuilder, and Profiles and Guides more than offset lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased slightly to 154,403 as of September 30, 2010 compared with 148,392 as of December 31, 2009, and 153,603 as of September 30, 2009. Principia subscriptions totaled 33,252 as of September 30, 2010, down from 35,844 as of December 31, 2009 and 37,365 as of September 30, 2009.

Higher revenue from Morningstar Direct also contributed to the revenue increase in the quarter and year-to-date periods. The number of licenses for Morningstar Direct increased to 4,403 worldwide, compared with 3,329 as of September 30, 2009, with particularly strong growth from outside the United States. The growth in licenses reflects additional licenses for both new and existing clients, as well as client migrations from Institutional Workstation to Morningstar Direct.

Higher revenue from Licensed Data contributed to the revenue increase in the third quarter and first nine month of 2010, reflecting strong renewal rates and new client contracts. Licensed Data service gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Operating Income

In the third quarter of 2010, operating income for the Investment Information segment decreased $0.5 million, or 1.5%. Segment operating income decreased $11.3 million, or 10.5%, in the first nine months of 2010, as operating expense increased more than revenue.

Operating expense increased $17.1 million in the third quarter of 2010 and $46.5 million in the first nine months of 2010. Additional costs from acquisitions contributed approximately half of the increase. Higher salaries, reflecting expanded headcount and incentive compensation, including bonus and sales commission expense, also contributed to the increase. An increase in employee benefits expense, including employee healthcare benefits and the partial reinstatement of matching contributions to our 401(k) plan in the United States, also contributed to the increase, but to a lesser extent.

Our Investment Information segment operating margin declined 5.6 percentage points in the third quarter and 7.5 percentage points in the first nine months of 2010. Approximately 4 percentage points of the margin decline in the quarter reflects higher compensation-related expense as a percentage of revenue, with the remainder reflecting recent acquisitions.

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

In the first nine months of 2010 and 2009, this segment represented 20% and 19%, respectively, of our consolidated revenue.

	Three Months Ended September 30				Nine Months Ended September 30
Key Metrics ($000)	2010	2009	Change		2010	2009	Change
Revenue	$27,762	$24,678	12.5%		$79,598	$66,964	18.9%
Operating income	$13,523	$14,391	(6.0)%		$41,137	$39,280	4.7%
Operating margin (%)	48.7%	58.3%	(9.6	)pp	51.7%	58.7%	(7.0	)pp

Revenue

Investment Management segment revenue increased $3.1 million in the third quarter and $12.6 million year to date. Acquisitions contributed $1.3 million of revenue in the third quarter, primarily from the acquisition of Old Broad Street Research Ltd. (OBSR), and $6.1 million in the first nine months of 2010, primarily from the OBSR and Intech Pty Ltd (Intech) acquisitions.

Excluding acquisitions, revenue increased across all revenue categories in the quarter and year-to-date periods.  Retirement Advice and Investment Consulting were the primary drivers of the revenue increase. Managed Portfolios also contributed to the increase, but to a lesser extent.

Within the Investment Management segment, revenue from asset-based fees made up approximately 61% of segment revenue in the first nine months of 2010 and 2009. For the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data. Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

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

Assets under Advisement for Investment Consulting

	As of September 30
Assets under advisement for Investment Consulting ($ billions)	2010	2009
Ibbotson Associates	$45.3	$48.0
Morningstar Associates	56.0	20.2
Total	$101.3	$68.2

We provided Investment Consulting advisory services on approximately $101.3 billion in assets as of September 30, 2010 compared with approximately $61.4 billion as of December 31, 2009 and approximately $68.2 billion as of September 30, 2009. The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Total assets under advisement as of September 30, 2010 includes approximately $35 billion related to a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Previously, we created model portfolios for the same client, so the increase in assets represents incremental growth in an existing revenue stream. Excluding assets from the new fund-of-funds program, assets under advisement for Investment Consulting declined slightly compared with the prior year, reflecting a client non-renewal that occurred in the fourth quarter of 2009, partially offset by net inflows and new client wins.

We cannot quantify cash inflows and outflows for these portfolios because we do not have custody of the assets in the majority of our investment management businesses. The information we receive from our clients does not separately identify the impact of cash inflows and outflows on asset balances for each period. We also cannot precisely quantify the impact of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

Assets under Management for Managed Retirement Accounts

	As of September 30
Assets under management in managed retirement accounts ($ billions)	2010	2009
Advice by Ibbotson	$16.0	$13.2
Morningstar Retirement Manager	1.8	1.4
Total	$17.8	$14.6

Assets under management for Retirement Advice increased to $17.8 billion as of September 30, 2010 compared with $15.7 billion as of December 31, 2009 and $14.6 billion as of September 30, 2009.

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

Morningstar Managed Portfolios

Morningstar Managed Portfolios also contributed to the segment’s revenue increase in the third quarter and first nine months of 2010. The higher revenue mainly reflects higher average asset levels during the first nine months of 2010 compared with the same period in 2009. Assets under management for Morningstar Managed Portfolios rose to $2.5 billion as of September 30, 2010, from $1.9 billion as of September 30, 2009, reflecting positive equity market returns and net inflows.

Operating Income

Operating income for the Investment Management segment declined $0.9 million, or 6.0%, in the third quarter and increased $1.9 million, or 4.7%, in the first nine months of 2010.

Operating expense in the segment rose $4.0 million, or 38.4%, in the third quarter of 2010 and $10.8 million, or 38.9%, in the first nine months of the year.

Higher salaries and incentive compensation, including bonuses and sales commissions, contributed approximately two-thirds of the operating expense increase. Bonus expense rose $0.9 million in the third quarter and $2.8 million in the first nine months of 2010. Sales commissions increased $0.4 million in the third quarter and $1.1 million in the first nine months of 2010. Employee benefits, including employee healthcare benefits and matching contributions to our 401(k) plan in the United States, also increased, but to a lesser extent. Approximately one-third of the quarter’s operating expense increase reflects recent acquisitions.

Operating margin declined 9.6 percentage points in the third quarter of 2010 and 7.0 percentage points in the first nine months of 2010. The margin decline mainly reflects higher bonus and sales commission expense as a percentage of revenue. Acquisitions also contributed to the margin decline, but to a lesser extent.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

	Three Months Ended September 30			Nine Months Ended September 30
Key Metrics ($000)	2010	2009	Change	2010	2009	Change
Amortization expense	$6,219	$3,130	98.7%	$17,535	$13,793	27.1%
Depreciation expense	1,845	1,892	(2.5)%	5,395	5,564	(3.0)%
Corporate unallocated	8,109	8,984	(9.7)%	25,536	26,304	(2.9)%
Corporate items	$16,173	$14,006	15.5%	$48,466	$45,661	6.1%

Amortization of intangible assets increased $3.1 million in the third quarter of 2010 and $3.7 million in the first nine months of 2010, mainly reflecting incremental amortization expense related to acquisitions completed in 2009 and 2010. As of September 30, 2010, we had $167.3 million of net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through September 30, 2010, we estimate that aggregate amortization expense for intangible assets will be approximately $24.0 million in 2010. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense for corporate departments did not change significantly in the quarter or year-to-date periods.

Corporate unallocated expense decreased $0.9 million in the third quarter of 2010 and $0.8 million in the first nine months of 2010. In the third quarter of 2009, we recorded a $2.4 million expense to increase lease vacancy reserves, primarily for the former Ibbotson headquarters. The corporate unallocated expense for the nine months ended September 30, 2009 also included a $3.5 million operating expense for estimated penalties related to the timing of deposits for taxes withheld on stock-option exercises from 2006 through 2009. These expenses did not recur in 2010. This expense decline in both the quarter and year-to-date periods was partially offset by incremental expense from acquisitions, higher compensation-related and bonus expense, and higher professional fees.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2010	2009	2010	2009
Equity in net income of unconsolidated entities	$333	$429	$1,176	$790

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK) and Morningstar Sweden AB. In the first six months of 2010, this category also included our portion of the net income (loss) of Morningstar Denmark. In 2009, this category also included our portion of the net income (loss) of Morningstar Denmark and Morningstar Korea. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

In July 2010, we acquired an additional 75% ownership interest in Morningstar Denmark, increasing our ownership percentage to 100%. As a result, we no longer account for our investment in Morningstar Denmark using the equity method. Beginning in the third quarter of 2010, we consolidate the assets, liabilities, and results of operations of Morningstar Denmark in our Consolidated Financial Statements.

In 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result, we no longer account for our investment in Morningstar Korea using the equity method. In September 2009, we began consolidating the assets, liabilities, and results of operations of Morningstar Korea in our Consolidated Financial Statements.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2010	2009	2010	2009
Interest income, net	$512	$572	$1,692	$2,314
Other income, net	5,694	221	4,356	985
Non-operating income, net	$6,206	$793	$6,048	$3,299

Interest income, net mainly reflects interest from our investment portfolio. Net interest income was essentially flat in the third quarter of 2010 and decreased $0.6 million in the first nine months of 2010. The year-to-date decline reflects lower returns on our investment balances.

Other income, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. In the third quarter of 2010, we recorded a preliminary holding gain of approximately $5.1 million. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition. In the third quarter of 2009, we recorded a holding gain of approximately $0.4 million when we increased our ownership in Morningstar Korea.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three Months Ended September 30		Nine Months Ended September 30
($000)	2010	2009	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$36,367	$34,476	$94,818	$104,295
Equity in net income of unconsolidated entities	333	429	1,176	790
Net (income) loss attributable to the noncontrolling interest	(106)	22	10	40
Total	$36,594	$34,927	$96,004	$105,125
Income tax expense	$15,807	$12,407	$37,027	$37,099
Effective tax rate	43.2%	35.5%	38.6%	35.3%

Our effective tax rate increased 7.7 percentage points in the third quarter of 2010 and 3.3 percentage points for the year-to-date period. Income tax expense in the quarter includes $5.8 million of non-cash expense, including $1.9 million related to the gain we recorded upon the acquisition of Morningstar Denmark and $3.9 million for prior periods related to Morningstar’s share of earnings in equity method investments, primarily MJKK. These items increased the effective tax rate by approximately 11 percentage points in the quarter and 4 percentage points year to date.

Our effective tax rates for the third quarter and nine-month periods in 2009 were favorably affected by a variety of items that did not recur in 2010. In the third quarter of 2009, we recognized $2.1 million of tax credits from previous years. These tax credits reduced our tax rate by approximately 6 percentage points in the quarter and 2 percentage points in the first nine months of 2009. The effective tax rate for the first nine months of 2009 also reflects the favorable impact of reversing approximately $2.2 million in reserves for uncertain tax positions. These items were partially offset by the impact of the non-deductible deposit penalty expense, which increased our year-to-date effective tax rate by approximately 1.3 percentage points.

There were no significant changes to uncertain tax positions in the first nine months of 2010 as a result of other lapses of statutes of limitation or audit activity. As of December 31, 2009, our Consolidated Balance Sheet included a current liability of $1.0 million and a non-current liability of $5.4 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We are currently under audit by various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these state, local, and non-U.S. audits will conclude in 2010. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

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

We expect to make a recurring quarterly dividend payment of 5 cents per share. Our first dividend will be paid in January 2011 to shareholders of record as of December 31, 2010, with an estimated payment amount of $2.5 million. In September 2010, our board of directors also approved a share repurchase program that authorizes a repurchase of up to $100 million of our outstanding common stock. From time to time we may repurchase shares at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

Cash and Cash Equivalents

As of September 30, 2010, we had cash, cash equivalents, and investments of $339.3 million, a decrease of $3.3 million compared with December 31, 2009. The decrease reflects cash used for acquisitions and capital expenditures of $96.4 million, partially offset by $80.3 million of cash provided by operating activities, cash flows from stock-option exercises, and a positive effect of foreign currency translations.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first nine months of 2010, cash provided by operating activities was $80.3 million, an increase of $13.0 million compared with cash provided for operating activities of $67.3 million in the first nine months of 2009. The increase primarily reflects the lower bonus payments in 2010, which we reduced in response to the difficult operating environment experienced in 2009.

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

In addition, in the first nine months of 2010, we paid $4.9 million to one former and two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options. We expect this payment to be partially offset by a cash tax benefit in the future.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. In the first nine months of 2010, cash used for investing activities was $46.4 million, compared with cash used for investing activities of $76.1 million in the same period of 2009.

Cash used for acquisitions, net of cash acquired, was $88.7 million in the first nine months of 2010. We completed six acquisitions in the first nine months of 2010. In comparison, cash used for acquisitions, net of acquired cash, was $19.3 million in the first nine months of 2009. We completed four acquisitions in the first nine months of 2009 and increased our investment in Morningstar Korea.

In the first nine months of 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $49.2 million. We transferred funds from our investment portfolio to cash and cash equivalents to pay for acquisitions made in the first nine months of 2010. In contrast, in the first nine months of 2009, purchases of investments, net of proceeds from the maturity or sale of investments, were $47.1 million. As of September 30, 2010 and December 31, 2009, we had investments, consisting primarily of fixed-income securities, of $163.5 million and $212.1 million, respectively. As of September 30, 2010, our investments represented approximately 48% of our total cash, cash equivalents, and investments, a decrease of approximately 14 percentage points compared with December 31, 2009.

Capital expenditures were $7.7 million in the first nine months of 2010, a decrease of $2.6 million compared with $10.3 million in the first nine months of 2009. We expect to make capital expenditures of approximately $18 to $20 million in 2010 compared with $12.4 million in 2009. The 2010 capital expenditures include spending for a new office space in Shenzhen, China.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of September 30, 2010.

Cash provided by financing activities was $9.6 million in the first nine months of 2010. Proceeds from stock-option exercises totaled $5.2 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $4.9 million. In the first nine months of 2010, cash provided by financing activities decreased by $10.2 million, driven by a decrease in proceeds from stock-option exercises.

Employees exercised approximately 0.5 million and 1.2 million stock options in the first nine months of 2010 and 2009, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first nine months of 2010 and 2009 was $17.1 million and $31.3 million, respectively.

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

		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	$10.7 million
Old Broad Street Research Ltd.	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$16.8 million
Realpoint, LLC	A Nationally Recognized Statistical Ratings Organization (NRSRO) that specializes in structured finance.	May 3, 2010	$38.4 million in cash and 199,174 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)
Morningstar Danmark A/S (Morningstar Denmark)	Acquisition of the 75% ownership interest not previously owned by Morningstar, bringing our ownership to 100%.	July 1, 2010	$14.6 million
Seeds Group	A leading provider of investment consulting services and fund research in France.	July 1, 2010	Not separately disclosed
Annuity intelligence business of Advanced Sales and Marketing Corp.

The annuity intelligence business provides a web-based service that leverages a proprietary database of more than 1,000 variable annuities that includes “plain-English” translations of complex but important information found in prospectuses and other public filings.

		November 1, 2010	$14.1 million

* Total purchase price, less cash acquired, subject to post closing adjustments.

Subsequent Events

See Note 14 in the Notes to our Unaudited Condensed Consolidated Financial Statements for events subsequent to September 30, 2010.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of November 1, 2010:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through November 1, 2010	Projected Beneficial Ownership (1)
Cheryl Francis Director	08/11/09	12/17/10	12,000	Shares to be sold under the plan if the stock reaches specified prices	6,002	31,047
Steve Kaplan Director	05/5/10	12/31/10	8,001	Shares to be sold under the plan on specified dates	4,001	57,225
Liz Kirscher President, Data Services	11/23/09	12/31/10	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	111,167
Cathy Odelbo President, Equity Research	08/13/08	12/31/11	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	77,635
Patrick Reinkemeyer President, Morningstar Associates	05/13/10	03/05/11	50,000	Shares to be sold under the plan if the stock reaches specified prices	13,000	269,545
Richard Robbins General Counsel and Corporate Secretary	11/11/09	12/31/10	5,000	Biweekly increments of up to 500 shares	—	27,784
David Williams Managing Director, Design	09/10/08	12/31/10	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	88,141

During the third quarter, Joe Mansueto terminated his previously disclosed Rule 10b5-1 sales plan, and Peng Chen’s previously disclosed Rule 10b5-1 sales plan completed in accordance with its terms.

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2010, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2010 and restricted stock units that will vest by November 29, 2010. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2010. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of September 30, 2010, our cash, cash equivalents, and investments balance was $339.3 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.8 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2             OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

101*

The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 3, 2010, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

*                  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: November 3, 2010	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer