Form 10-K
period 2010-12-31
Morningstar, Inc.
filed 2011-02-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2010 was $979,234,772. As of February 18, 2011, there were 49,977,816 shares of the Registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients through our Investment Information segment. We also provide asset management services for advisors, institutions, and retirement plan participants through our Investment Management segment. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe,  and South Africa. Morningstar serves approximately 7.4 million individual investors, 270,000 financial advisors, and 4,300 institutional clients. We have operations in 26 countries.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2010, we provided extensive data on approximately 380,000 investments, including:

•	21,900 mutual fund share classes in the United States;
•	105,200 mutual funds and similar vehicles in international markets;
•	4,900 exchange-traded funds (ETFs);
•	2,600 closed-end funds;
•	29,500 stocks;
•	11,300 hedge funds;
•	8,200 separate accounts and collective investment trusts;
•	118,900 variable annuity/life subaccounts and policies;
•	51,600 insurance, pension, and life funds;
•	12,800 unit investment trusts;
•	4,400 state-sponsored college savings plan portfolios (commonly known as Section 529 College Savings Plans);
•	84 years of capital markets data capturing performance of several major asset classes;
•	Extensive cash flow, ownership, and biographical data on directors and officers;
•	Real-time market data on more than 4 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and
•	Real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products and services to individual investors, financial advisors, and institutions around the world.

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

We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors’ capital. We also offer qualitative research and ratings on mutual funds based in Europe, Asia, and Australia; closed-end funds; 529 plans; target-date funds, and stocks.

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

In 2009, we began publishing credit ratings and associated research on corporate debt issuers. We currently provide ratings on more than 720 companies and also provide research and ratings on commercial mortgage-backed securities.

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

We also provide a Morningstar Qualitative Rating for funds based in Europe and Asia, which we assign on a scale ranging from Elite to Impaired. In December 2009, we launched a Morningstar corporate credit rating, which measures the ability of a firm to satisfy its debt and debt-like obligations. For the corporate credit rating, we issue an overall rating ranging from AAA to D as well as scores for the factors underlying the rating. Through our Realpoint subsidiary, we also offer new issue and surveillance ratings on commercial mortgage-backed securities.

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

We believe that individual investors, financial advisors, and institutional clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To help meet this need, our strategy is to focus our product offerings on our three major platforms:

•            Morningstar.com for individual investors;

•            Morningstar Advisor Workstation for financial advisors; and

•            Morningstar Direct for institutional professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. With each platform, we believe we can continue expanding our reach with our current audience, as well as extending to reach new market segments.

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

As detailed on page 2, we currently provide extensive data on nearly 380,000 investments globally, including managed investment products, individual securities, capital markets data, real-time stock quotes from nearly all of the world’s major stock exchanges, and a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

Our data is the foundation for all of the products and services we offer. We focus on proprietary, value-added data, such as our comprehensive data on current and historical portfolio holdings for mutual funds and variable annuities. Within each database, we continuously update our data to maintain timeliness and expand the depth and breadth of coverage. Our strategy is to continuously expand our databases, focusing on investment products that are widely used by large numbers of investors. In particular, we’re focusing on expanding our fundamental equity data. We also strive to establish our databases as the pre-eminent choice for individual investors, financial advisors, and institutional clients around the world, as well as continuing to invest in world-class data quality, processing, and delivery.

Over the past several years, we’ve developed a series of proprietary indexes based on our investment data. The Morningstar Indexes are rooted in our proprietary research and can be used for precise asset allocation and benchmarking and as tools for portfolio construction and market analysis. We’ve expanded the range of indexes we offer over the past three years and are working to expand our index business globally.

3.         Continue building thought leadership in independent investment research.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue producing investment insights that empower investors and focus our research efforts in four major areas:

•                  Extend leadership position in fund research to additional markets outside the United States. Over the past several years, we have expanded our analyst coverage in fund markets outside of the United States. We’ve built an integrated team of locally based fund experts to expand our research coverage in additional markets around the world. As of December 31, 2010, we had nearly 100 fund analysts globally, including teams in North America, Europe, Asia, and Australia. We currently produce qualitative analyst research on more than 1,500 funds outside the United States.

•                  Continue leveraging our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund’s portfolio. As of December 31, 2010, we provided analyst research on approximately 2,300 companies globally.

We’re committed to maintaining the broad, high-quality coverage we’ve become known for as one of the largest providers of independent equity research. We’re working to expand distribution of our equity research through a variety of channels, including through financial advisors, buy-side firms, and companies outside of the United States. We believe that investors’ increasing awareness of the value of independent research will strengthen our business over the long term. We’ve also expanded our proprietary stock database, which we view as an important complement to our analyst research.

•                  Build business in fixed-income credit research. We began publishing research and ratings on corporate credit issuers in December 2009 and currently produce research and ratings on more than 720 corporate credit issuers. In 2010, we entered into our first credit research agreement with a major financial services firm to provide credit ratings and research to its 18,000 financial advisors. We view credit ratings as a natural extension of the equity research we’ve been producing for the past decade. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover.

We’re including this research on our three major software platforms to provide investors with an additional perspective on fixed-income investments. We also plan to monetize the ratings through subscriptions to our institutional equity research clients, who have access to the forecasts, models, and scores underlying the ratings.

We also expanded our fixed-income capabilities with our May 2010 acquisition of Realpoint, a Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in structured finance. Realpoint currently covers commercial mortgage-backed securities and plans to introduce research on residential mortgage-backed securities (RMBS) in 2011. We believe investors are looking for better research and analytics on RMBS and that we’re well-positioned to meet this need.

•                  Enhance our retirement-income capabilities. As the baby boom generation approaches retirement, we believe investors will need more information to help them manage income during retirement, including tools focusing on retirement-income planning and long-term savings strategies. During 2010, our Ibbotson Associates subsidiary continued its work on adding longevity protection (through the use of variable annuities) to investors’ retirement portfolios. Ibbotson also rolled out a new target-date fund with one of its clients that incorporates annuities and is the first consultant to work on creating this type of product. We also expanded our analyst research on target-date and target-risk portfolios in 2010. We’ve developed several other retirement income tools and services through Morningstar Advisor Workstation and our Investment Consulting area, and we plan to incorporate additional retirement income tools and services in other products over the next several years.

4.         Become a global leader in fund-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, fund-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets—including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors—totaled approximately $1.7 trillion in 2010. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

Our fund-of-funds programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds and combine quantitative research with a qualitative assessment of manager skill and investment style.

In April 2010, we expanded our investment management business by acquiring Old Broad Street Research Ltd, a premier provider of fund research, ratings, and investment consulting services in the United Kingdom. In July 2010, we acquired Seeds Group, a leading provider of investment consulting services and fund research in France.

We had a total of $107.2 billion in assets under advisement in our Investment Consulting business as of December 31, 2010. Our consulting business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We plan to continue building this business by expanding to reach new markets outside of the United States, expanding our capabilities in areas such as alternative investment strategies, developing more ways to incorporate risk protection and insurance, expanding to reach additional client segments, and focusing on performance and client support. In 2011, we plan to focus on unifying our Investment Consulting capabilities and operations to offer our clients the best combination of solutions and capabilities.

We also offer managed retirement account services through our Retirement Advice platform, which includes Morningstar Retirement Manager and Advice by Ibbotson, and had $19.6 billion in assets under management in our managed retirement accounts as of December 31, 2010. We offer these services for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which are quantitative systems that select investment options and make retirement planning choices for the participants. We believe retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning. We also plan to focus on unifying our Retirement Advice capabilities and operations in 2011 to offer our clients the best combination of solutions and capabilities.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2010, we had $2.7 billion in assets under management invested with Morningstar Managed Portfolios.

5.                                   Expand our international brand presence, products, and services.

Our operations outside of the United States generated $157.1 million in revenue in 2010 compared with $129.2 million in 2009 and represent an increasing percentage of our consolidated revenue. Our strategy is to expand our non-U.S. operations (either organically or through acquisitions) to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world’s investable assets are located outside of the United States, we believe there are significant opportunities for us. Our strategy is to focus our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct, as well as opportunities such as real-time data, qualitative investment research and ratings, investment indexes, and consulting. We also plan to explore new regions, such as Latin America, Eastern Europe, and the Middle East; continue expanding our databases to be locally and globally comprehensive; introduce new products in markets where we already have operations; and expand our sales and product support infrastructure around the world.

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

We paid approximately $102.3 million for seven acquisitions in 2010, as summarized in the table below.

Acquisition	Description	Date of Acquisition	Purchase Price*
Footnoted business of Financial Fineprint Inc.

Footnoted is a highly regarded blog for professional money managers, analysts, and sophisticated individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings.

		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	$10.7 million
Old Broad Street Research Ltd.	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$16.8 million
Realpoint, LLC	An NRSRO that specializes in structured finance.	May 3, 2010	$38.3 million in cash and 199,174 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)
Morningstar Danmark A/S	Acquisition of the 75% ownership interest not previously owned by Morningstar, bringing our ownership to 100%.	July 1, 2010	$14.6 million
Seeds Group	A leading provider of investment consulting services and fund research in France.	July 1, 2010	Not separately disclosed
Annuity intelligence business of Advanced Sales and Marketing Corporation

A web-based service that leverages a proprietary database of more than 1,000 variable annuities that includes “plain-English” translations of complex but important information found in prospectuses and other public filings.

		November 1, 2010	$14.1 million

*Total purchase price less cash acquired.

For information about our previous acquisitions, refer to Note 7 of the Notes to our Consolidated Financial Statements.

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

The table below shows our revenue by business segment for each of the past three years:

	2010		2009		2008
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Investment Information	$444,957	80.1%	$386,642	80.7%	$390,693	77.8%
Investment Management	110,394	19.9	92,354	19.3	111,764	22.2
Consolidated revenue	$555,351	100.0%	$478,996	100.0%	$502,457	100.0%

For information on segment operating income (loss) and total assets, refer to Note 5 of the Notes to our Consolidated Financial Statements.

Investment Information

The largest products in this segment based on revenue are Licensed Data, a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds; Morningstar Advisor Workstation, a web-based investment planning system for independent financial advisors as well as advisors affiliated with larger firms; Morningstar.com, which includes both Premium Memberships and Internet advertising sales; Morningstar Direct, a web-based institutional research platform; and Morningstar Site Builder and Licensed Tools, services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components.

The Investment Information segment also includes Logical Information Machines, Inc. (LIM), an analytical software service we acquired at the end of 2009 that aggregates financial and energy data from a large number of sources. LIM delivers a comprehensive, real-time solution for research, analysis, and trading for institutional clients and lets clients query these multiple data sets simultaneously. The majority of LIM’s clients are in the energy and commodities industries.

Other major products within the Investment Information segment include equity and credit research, fund research, Realpoint’s research on commercial mortgage-backed securities, and our Enterprise Data Management business, which helps institutions outsource certain business operations to Morningstar, including creating investment profiles, aggregating account data, performance reporting, and consolidating and managing data feeds from multiple sources.

We also offer a variety of financial communications materials, real-time data and desktop software, investment software for financial advisors and institutions, and investment indexes, as well as several print and online publications.

In 2010, 31.8% of Investment Information segment revenue was from outside of the United States.

Most of our products for individual investors target investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners.

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

Our largest customer in the Investment Information segment made up approximately 2% of segment revenue in 2010.

Licensed Data

Our Licensed Data service gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. We offer data packages of proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Licensed Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Licensed Data through electronic data feeds and provide daily updates to clients. Pricing for Licensed Data is based on the number of funds or other securities covered, the amount of information provided for each security, and the level of distribution.

In 2010, we launched a new client-facing data delivery platform and introduced other tools to facilitate clients’ access to the most current data. We also reduced our data file delivery times and globalized our Essentials platform by adding qualitative fund ratings and data on European hedge funds.

For Licensed Data, our primary competitors are Bloomberg, Europerformance, FactSet Research Systems, Financial Express, Interactive Data Corporation, Standard & Poor’s, and Thomson Reuters.

Licensed Data was our largest product in 2010 and accounted for 17.7%, 19.1%, and 15.6% of our consolidated revenue in 2010, 2009, and 2008, respectively.

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

As of December 31, 2010, about 153,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two versions: Morningstar Office (formerly Advisor Workstation Office Edition) for independent financial advisors and a configurable enterprise version for financial advisors affiliated with larger firms. The enterprise version includes four core modules: Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, including tools for defined contribution plans; Morningstar Retirement Income Strategist, a financial planning application that helps advisors create retirement income plans for their clients; Morningstar Portfolio Builder, which helps advisors quickly produce sound client portfolios; Morningstar Annuity Analyzer, which helps advisors screen and analyze variable annuity contracts and subaccounts; and Morningstar Hypothetical Illustrator, which helps advisors create sales illustrations. These applications can be purchased as stand-alone products or combined as part of a full Workstation license.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the level of functionality offered. We typically charge about $3,100 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. For clients who purchase more limited tools-only licenses, the price per user is substantially less. We generally charge $5,700 per user for an annual license for Morningstar Office.

In 2010, we launched Morningstar Advisor Workstation 2.0, a new platform that incorporates significant technology upgrades along with interface and usability improvements. It also incorporates file-sharing capabilities to allow financial advisors to work collaboratively with their peers, either within a group office or across multiple offices. With Morningstar Office, we introduced a new Report Studio that allows advisors to create custom performance reports and launched a rebalancing and trade optimizer.

Major competitors for Morningstar Advisor Workstation and Morningstar Office include Advent Software, ASI, EISI, eMoney Advisor, Junxure, MoneyGuide Pro, Standard & Poor’s, SunGard, and Thomson Reuters.

Morningstar Advisor Workstation is our third-largest product based on revenue and made up 12.5%, 13.7%, and 12.8% of our consolidated revenue in 2010, 2009, and 2008, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com in the United States, which includes both Premium Membership revenue (which made up about two-thirds of Morningstar.com’s revenue base in 2010) and Internet advertising sales (which made up the remaining one-third). As of December 31, 2010, the free membership services offered through Morningstar.com had more than 7.3 million registered users worldwide, who have access to comprehensive data on stocks, mutual funds, exchange-traded funds, closed-end funds, 529 plans, commodities, options, bonds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray, which helps investors reduce risk and understand key characteristics of their portfolios, and a variety of other portfolio tools.

We also offer more than 40 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets. We recently launched new sites in Chile, Indonesia, Israel, and the Philippines.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,500 stocks, 1,900 mutual funds, and 350 exchange-traded funds, as well as Analyst Picks and Pans, Stewardship Grades, and Premium Stock and Fund Screeners. We currently offer Premium Membership services in Australia, Canada, China, the United Kingdom, and the United States.

In 2010, we introduced a new Portfolio Monitor report that helps Premium members benchmark their portfolios and track progress toward their goals. We also added earnings conference call transcripts; additional information and ratings on 529 plans; new mobile applications for iPhone, BlackBerry, and Android devices; and a new Premium service for investors in Canada.

Morningstar.com competes with the personal finance websites of AOL Money & Finance, Google Finance, Marketwatch.com, The Motley Fool, MSN Money, Seeking Alpha, TheStreet.com, Yahoo! Finance, and The Wall Street Journal Online.

As of December 31, 2010, we had 138,732 paid Premium subscribers for Morningstar.com in the United States plus an additional 17,000 paid Premium subscribers in Australia, Canada, China, and the United Kingdom. We currently charge $20.95 for a monthly subscription, $185 for an annual subscription, $309 for a two-year subscription, and $409 for a three-year subscription for Morningstar.com’s Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com (including local versions outside of the United States) is one of our five largest products based on revenue and accounted for 8.9% of our consolidated revenue in 2010, compared with 8.2% in 2009 and 9.1% in 2008.

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

In 2010, we made several key enhancements to Morningstar Direct, including automated importing of portfolio and account data; improved reports on U.S. stocks, open-end funds, and closed-end funds; enhanced reports for Presentation Studio and performance attribution; a new global fund manager database; and a new entitlement system for accessing third-party content. We also added new reports on 529 college savings plans, optional access to QuoteSpeed 2.0 for real-time quote data and market monitoring, selected firm-level data for private equities, and additional data points on stocks and funds. We introduced local language versions of Morningstar Direct in France, Japan, and Korea in 2010 and plan to launch additional versions in Germany and Spain in 2011.

For Morningstar Direct, our primary competitors are eVestment Alliance, FactSet Research Systems, Markov Processes International, Strategic Insight, Thomson Reuters, and Zephyr Associates in the United States, and FactSet Research Systems, Financial Express, Markov Processes International, Style Research, and Thomson Reuters in non-U.S. markets.

Morningstar Direct had 4,773 licensed users worldwide as of December 31, 2010.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $17,000 for the first user, $10,500 for the second user, and $8,500 for each additional user.

Morningstar Direct is one of our five largest products based on revenue and accounted for 6.9%, 6.3%, and 5.0% of our consolidated revenue in 2010, 2009, and 2008, respectively.

Morningstar Site Builder and Licensed Tools

Morningstar Site Builder and Licensed Tools are services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. In the United States, we offer Morningstar Site Builder, a set of integrated tools, content, and reports that investment firms can use to build or enhance websites for financial advisors and individual investors. We offer an extensive set of online tools and editorial content that institutional clients can license to use in their websites and software products. Outside of the United States, we offer Licensed Tools, which can be customized with capabilities for regional markets, multiple languages, and local currencies. Site Builder and Licensed Tools can be customized to analyze a set of investments, focus on client-defined data points, or perform calculations required by specific products or services. We also offer licenses for investment research, editorial content, and portfolio analysis tools. Morningstar Site Builder and Licensed Tools can be integrated with a client’s existing website and allow users to drill down into the underlying data when researching a potential investment.

In 2010, we added several new tools to the Site Builder suite, including a Sales Support Station, a packaged collection of Site Builder tools created specifically for wholesalers and sales support teams; the Portfolio Planner Advanced tool, which delivers a simple asset allocation and portfolio construction workflow; and a Correlation Analyzer tool, which allows users to search for investments that are either positively or negatively correlated with a given index, investment, or portfolio.

For Licensed Tools outside the United States, we expanded the range of equity tools that we offer to clients, including equity reports, a stock screener, and information on market movers. We also added tools covering market indexes, exchange rates, commodities, and interest rates. We enhanced our tools for investment types including exchange-traded funds, closed-end funds, and hedge funds, including real-time pricing updates for exchange-listed products. Finally, we deployed an international version of Portfolio Planner that allows financial advisors to quickly assess a client’s risk profile and match it with either a model portfolio or a self-constructed portfolio.

Competitors for Morningstar Site Builder and Licensed Tools include ASI, Financial Express, Interactive Data Corporation, Standard & Poor’s, Thomson Reuters, and Wall Street on Demand.

Pricing for Morningstar Site Builder and Licensed Tools depends on the audience, the level of distribution, and the scope of information and functionality licensed.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 32,681 subscriptions as of December 31, 2010. The modules offered in Principia provide data on mutual funds, ETFs, stocks, separate accounts, variable annuity/life subaccounts, closed-end funds, asset allocation, hypotheticals, presentations and education, and defined contribution plans. Each module is available separately or together and features searching, screening, and ranking tools. Principia allows advisors to create integrated portfolios for clients and offers three-page Portfolio Snapshot reports that provide a comprehensive picture of the client’s portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients.

In 2010, we added batch reporting and client-level report functionality to Principia and further integrated the CAMS (Client Account Manager Service) functionality with other Principia modules. We also increased the percentage of subscribers receiving electronic delivery to 30%, reducing our fulfillment costs and giving clients more timely access to the most recent updates.

Principia prices generally range from approximately $730 per year for monthly updates on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $7,535 for all investment universes plus additional modules for asset allocation, defined contribution plans, and portfolio management.

Major competitors for Principia include Standard & Poor’s and Thomson Reuters.

LIM

We acquired LIM, a leading provider of data and analytics for the energy, financial, and agriculture sectors, at the end of 2009. LIM is a pioneer in providing market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data. LIM collects, unifies, and conducts quality assurance on data from more than 200 data sources in the energy, financial, and agriculture sectors and provides clients with one central source for data intelligence and analysis. Clients can also use LIM’s tools to analyze their own proprietary data. LIM’s clients include some of the world’s largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms.

In 2010, we added a new web-based interface to make it easier for clients to access the most timely data, as well as a tool to facilitate data analysis through Microsoft Excel. Our vision for LIM is to build the leading global energy and commodity information marketplace. Over the next several years, we plan to continue enhancing LIM’s platform to leverage its data warehouse and maximize data accessibility. In addition, we believe LIM complements our core data and software businesses and provides a new distribution channel for Morningstar. We plan to continue exploring ways to leverage LIM’s data, technology, and delivery capabilities to enhance other Morningstar products.

Pricing for LIM is customized by client depending on the number of users, the type of data accessed, the number of data sources used, and the size of the data sets.

Major competitors for LIM include DataGenic, GlobalView, Sungard FAME, Ventex, and ZE Power.

Newsletters and Other Publications

We offer a variety of print and electronic publications about investing. Some of these include Morningstar Mutual Funds, a reference publication that features our signature one-page reports on approximately 1,500 mutual funds; Morningstar FundInvestor, a monthly newsletter that provides information and insight on 500 of the most popular mutual funds and a list of 150 Analyst Picks; Morningstar StockInvestor, a monthly newsletter that focuses on companies with strong competitive positions and stock prices that we believe are low enough to provide investors with a margin of safety; Morningstar ETFInvestor, a monthly newsletter with specific investment ideas, recommendations, model portfolios, and data on exchange-traded funds; and the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook, a definitive study of historical capital markets data in the United States. In addition, we offer several other investment newsletters and a series of books about investing and personal finance, which are available directly from us and in bookstores.

In 2011, we plan to develop a newsletter application for the new iPad platform with the goal of attracting new users, especially younger ones, and providing a new source of revenue through application fees, subscription fees, and/or advertising sales. We plan to begin by delivering newsletter content via an iPad application for Morningstar StockInvestor and plan to roll out similar capabilities for other newsletters throughout 2011.

Our print publications compete primarily with Agora Publishing, Forbes, InvestorPlace Media, The Motley Fool, and Value Line.

Morningstar Equity Research

As of December 31, 2010, we offered independent equity research on approximately 2,300 companies globally. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm’s competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company’s economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company’s competitive advantage relative to other companies. For the remaining stocks included in our database, we offer quantitative grades for growth, profitability, and financial health, as well as an explanation of the company’s business operations. We currently deliver our equity research to individual investors as part of our Premium Membership service on Morningstar.com, as well as to several other companies who provide our research to their affiliated financial advisors or to individual investors.

We currently provide analyst reports on virtually all of the most widely held stocks in the S&P 500 index, as well as numerous companies included in other major indexes. We had approximately 117 equity and credit analysts around the world as of December 31, 2010, compared with 108 as of December 31, 2009.

In 2010, we rolled out an expanded research format for our institutional clients, including more in-depth analysis of the company’s economic moat, scenario analysis, and capital structure, as well as our analysts’ specific multi-year forecasts for dozens of operating and financial metrics.

We also initiated credit ratings on nearly 600 firms, bringing our total to more than 720, including banks, insurers, and REITs, and rolled out detailed credit analyses for most of these. The research is aimed at institutions and advisors, and includes a monthly credit Best Ideas list, weekly Credit Update, and detailed credit research reports.

Our Equity Research services compete with The Applied Finance Group, Credit Suisse HOLT, Renaissance Capital, Standard & Poor’s, Value Line, Zacks Investment Research, and several smaller research firms. Competitors for our credit research include Credit Sights, Egan-Jones, Fitch, Gimme Credit, Moody’s, and Standard & Poor’s.

Pricing for Morningstar Equity and Credit Research varies based on the level of distribution, the number of securities covered, the amount of custom coverage required, and the length of the contract term.

Realpoint

Acquired by Morningstar in May 2010, Realpoint is an NRSRO specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS). Realpoint rates new-issue securities by analyzing the individual loan, loan portfolio, and issuing trust. It publishes comprehensive pre-sale reports that include ratings for each class of the transaction, required subordination levels, detailed underwriting of 100% of the assets in the pool, and an in-depth asset summary for every property in the transaction. Realpoint secured ratings assignments on five of the 16 CMBS transactions that came to market in 2010.

On the surveillance side, Realpoint has one of the industry’s largest databases of commercial mortgage-backed securities, including ratings and analysis on more than 10,000 CMBS securities and the loans and properties securing them. Realpoint publishes DealView credit reports on more than 600 CMBS transactions and updates its analysis and forecasts monthly.

In late 2010, Realpoint began the process of building a team of market experts to develop a presence in residential mortgage-backed securities (RMBS)—an area with significantly higher underlying collateral than the CMBS market. This team has built the foundation for modeling expected loss for RMBS, and we expect to bring a surveillance product to the RMBS market in 2011.

Realpoint competes with several other firms, including DBRS, Fitch, Moody’s, and Standard & Poor’s.

Realpoint primarily charges license-based fees for CMBS surveillance ratings and analysis, which are paid for by the user. For new-issue ratings, it charges asset-based fees that are paid by the issuer on the rated balance of the transaction.

Morningstar Indexes

We offer an extensive set of investment indexes that can be used to benchmark the market and create investment products. Our index family includes a series of U.S. equity indexes that track the U.S. market by capitalization, sector, and investment style; a dividend index; a focused stock index capturing performance of “wide moat” stocks with the most attractive valuations; a series of bond indexes that track the U.S. market by sector and term structure; global bond and equity indexes; commodity indexes; and asset allocation indexes. Investment firms can license the Morningstar Indexes to create investment vehicles, including mutual funds, ETFs, and derivative securities. We charge licensing fees for the Morningstar Indexes, with fees consisting of an annual licensing fee as well as fees linked to assets under management.

We currently license the Morningstar Indexes to several institutions that offer exchange-traded funds or exchange-traded notes based on the indexes, including BlackRock, First Trust, HSBC, Merrill Lynch (a subsidiary of Bank of America), and Scottrade.

In 2010, we introduced new indexes focusing on futures, commodities, sector and industry groups, and master limited partnerships. We believe we’re the only index provider that offers indexes spanning all asset categories, which allows us to develop indexes that blend various asset classes.

Key competitors for the Morningstar Indexes include BarCap Bond, Dow Jones, Markit, MSCI, Russell Investments, and Standard & Poor’s.

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

Our client base in this segment includes banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan sponsors and providers. We currently offer investment management services in the United States, Europe, Asia, and Australia. Our license agreements in the Investment Management segment have an average contract term of approximately three years, although some of our agreements allow for early termination.

About 14.2% of Investment Management segment revenue was from outside the United States in 2010.

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

We market our Investment Management services almost exclusively through our institutional sales team, which includes both strategic account managers and more specialized sales representatives. We employ a consultative sales approach and often tailor customized solutions to meet the needs of larger institutions. We have a regional sales team responsible for expanding relationships for Morningstar Managed Portfolios.

We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. We also reach approximately 2,100 financial advisors through our Managed Portfolios platform.

The Investment Management segment has not historically shown seasonal business trends; however, business results for this segment are typically more variable because of our emphasis on asset-based fees, which change along with market movements and other factors.

Our largest customer in the Investment Management segment made up approximately 18% of segment revenue in 2010.

Investment Consulting

Our Investment Consulting area provides a broad range of services, many of which emphasize investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities. We offer Investment Consulting services through Morningstar Associates, LLC, Morningstar Associates Europe, Ltd, Ibbotson Associates, Inc., Ibbotson Advisors, LLC, Ibbotson Associates Australia Limited, Morningstar Denmark, OBSR Advisory Services Limited, and Seeds Finance, SA, which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc. We plan to combine some of the capabilities offered by these units during 2011 to simplify our product lineup and offer clients the best combination of products and solutions to meet their needs. We emphasize contracts where we’re paid a percentage of assets under management for ongoing investment management and consulting, as opposed to one-time relationships where we’re paid a flat fee.

Our investment professionals evaluate investment plans, recommend strategies, help set investment policies, develop asset allocation programs, construct portfolios, and monitor ongoing performance. The group focuses on customized solutions that improve the investor experience and help our clients build their businesses. We offer these consulting services to clients in the United States, Asia, Australia, Canada, and Europe, including insurance companies, investment management companies, mutual fund companies, and broker-dealers. We also provide services for retirement plan sponsors and providers, including developing plan lineups, creating investment policy statements, and monitoring investment performance.

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

In early 2010, Morningstar Associates announced an agreement with Pax World Funds to create and manage a series of four asset allocation portfolios featuring investment managers who incorporate environmental, social, and governance issues in their investment process.

Morningstar Associates also launched a strategic relationship with a major online broker to provide asset-allocation services and model portfolios of mutual funds and ETFs for its advisory platform. In addition, Morningstar Associates introduced a new variable-annuity fund-of-funds program with a key client in 2010, representing approximately $39 billion in assets as of December 31, 2010.

Ibbotson Associates, which we acquired in 2006, has a well-established consulting business that began in 1977. Ibbotson’s Investment Consulting unit is a leading authority on asset allocation and draws on its knowledge of capital markets and portfolio building to construct portfolios from the top down, starting at the asset class level. Ibbotson develops customized asset allocation programs for mutual fund firms, banks, broker-dealers, and insurance companies.

Ibbotson provides a range of consulting services, including licensing its asset allocation models, providing consulting services, and acting as a portfolio subadvisor. Ibbotson works with different types of investment options, including mutual funds, variable annuities, and ETFs, and provides both strategic and dynamic asset allocation services. The group offers consulting services and fund-of-funds subadvisory services, as well as tailored model portfolios, fund classification schemes, and questionnaire design.

In 2010, Ibbotson Associates launched a lifetime financial advice solution that combines annuities as part of investors’ portfolios over time for a new client in Hong Kong; expanded its target-maturity portfolio construction services to additional large-plan sponsors; incorporated an analysis of statistically unlikely (aka “fat tail”) events in its risk tolerance questionnaire; further developed global tactical asset allocation methodologies for a select number of clients; and introduced a new alternative investment strategy ETF.

To help retirement plan sponsors meet their fiduciary duties, Ibbotson developed a website specifically for its plan sponsor consulting services. The site helps plan sponsors gather the data and information ithey need to meet their fiduciary responsibilities.

We expanded our Investment Consulting business outside the United States with two acquisitions in 2010: Old Broad Street Research Ltd. in the United Kingdom and Seeds Group in France. In 2009, we acquired Intech Pty Ltd, a leading provider of multimanager and investment portfolio solutions in Sydney, Australia. We rebranded Intech under the Ibbotson name in February 2010.

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

Investment Consulting was our second-largest product based on revenue in 2010 and accounted for 13.1%, 13.1%, and 15.2% of our consolidated revenue in 2010, 2009, and 2008, respectively.

Retirement Advice

We have two Retirement Advice offerings that help retirement plan participants plan and invest for retirement: Morningstar Retirement Manager (offered by Morningstar Associates) and Advice by Ibbotson (offered by Ibbotson Associates). We plan to combine some of their capabilities during 2011 to simplify our product lineup and offer clients the best combination of products and solutions to meet their needs.

Morningstar Retirement Manager is designed to help retirement plan participants determine how much to invest and which investments are most appropriate for their portfolios. It gives guidance explaining whether participants’ suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific fund recommendations. Morningstar Retirement Manager includes a managed account service designed for plan participants who choose to delegate management of their portfolios to Morningstar’s investment professionals. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees).

In 2010, we enhanced the Retirement Manager interface to make it easier for participants to enter information. We also expanded Retirement Manager to provide advisory services to individuals who are in retirement and redesigned our personalized retirement strategy report to make it more engaging to participants.

As of December 31, 2010, approximately 13.4 million plan participants had access to Morningstar Retirement Manager through approximately 82,000 plan sponsors and 16 plan providers. Pricing for Morningstar Retirement Manager depends on the number of participants, as well as the level of service we provide.

Advice by Ibbotson offers a set of services and proprietary software to give retirement plan participants access to investment education, self-service advice, and managed retirement accounts. We offer these services both through retirement plan providers and directly to plan sponsors. The platform includes installed software advice solutions that can be co-branded by retirement plan sponsors and providers. Advice by Ibbotson combines asset allocation and patented human capital methodologies that help participants determine how to prepare for retirement based on their financial assets as well as their future earnings and savings power. Advice by Ibbotson’s customized software can be integrated with existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement.

In 2010, Ibbotson Associates expanded its target-maturity portfolio construction service with several additional plan sponsors. Ibbotson also integrated its Lifetime Advice Methodology into a new advisory wrap program for advisors and institutions. The program offers fund selection, asset allocation, and product allocation advice (including life insurance, immediate payout annuities, and tax-deferred annuities with guaranteed minimum withdrawal benefits).

In addition, Ibbotson added new capabilities to the Ibbotson Wealth Forecasting Engine and the Advice by Ibbotson program to quantitatively determine the best investment choice among pre-tax deferred accounts, post-tax deferred accounts, and taxable accounts. For example, Ibbotson can now advise an investor to invest in a Roth 401(k) account versus a pre-tax 401(k) account. It also enhanced the Ibbotson Wealth Forecasting Engine to accommodate the local United Kingdom tax code, pension rules, mortality expectations, and regulatory rules.

As of December 31, 2010, approximately 10.1 million plan participants had access to Advice by Ibbotson through approximately 68,000 plan sponsors and seven plan providers. Pricing for Advice by Ibbotson depends on the number of participants, as well as the level of service we provide.

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

We had approximately $2.7 billion in assets under management with about 2,100 financial advisors using the service as of December 31, 2010. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client’s average daily portfolio balance. Fees for our mutual fund and exchange-traded fund portfolios generally range from 30 to 40 basis points. We charge 55 basis points for the Select Stock Baskets, which are a managed account service consisting of individually customized stock portfolios based on Morningstar’s proprietary indexes and independent equity research.

In 2010, Morningstar Investment Services introduced a new Strategist Series portfolio designed to track the Morningstar Wide Moat Focus Index. The portfolio invests in the 20 most undervalued “wide moat” stocks in Morningstar’s coverage universe. Morningstar Investment Services also added a Client Review Packet feature, a Roth IRA Conversion Calculator, and re-engineered its client risk-profiling questionnaire and recommendations engine.

For Morningstar Managed Portfolios, our primary competitors are Brinker Capital, Envestnet PMC, FundQuest, SEI Investments, and Symmetry Partners.

Marketing and Sales

We promote our print, software, web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking and forecasting sales and other tasks to support our sales team. Across our business, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 520 sales and marketing professionals on staff as of December 31, 2010.

International Operations

We conduct our business operations outside of the United States, which have been increasing as a percentage of our consolidated revenue, through wholly owned or majority-owned operating subsidiaries doing business in each of the following countries: Australia, Brazil, Canada, Chile, Denmark, France, Germany, India, Italy, Japan, Korea, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, People’s Republic of China (both Hong Kong and the mainland), Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, and the United Kingdom. See Note 5 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

In addition, we hold minority ownership positions in operating companies based in Japan and Sweden. As of December 31, 2010, we owned a minority ownership position (approximately 34% of the outstanding shares) in Morningstar Japan K.K. (MJKK) and our share had a market value of approximately $38.4 million. MJKK is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 8 of the Notes to our Consolidated Financial Statements for information on our investments in unconsolidated entities.

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

Intellectual Property and Other Proprietary Rights

We treat our brand, product names and logos, software, technology, databases, and other products as proprietary. We try to protect this intellectual property by using trademark, copyright, patent and trade secrets laws; licensing and nondisclosure arrangements; and other security measures. For example, in the normal course of business, we only provide our intellectual property to third parties through standard licensing agreements. We use these agreements to define the extent and duration of any third-party usage rights and provide for our continued ownership in any intellectual property furnished.

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we maintain operating companies. As we move into new countries, we consider adding to these registrations. In some jurisdictions, we also register certain product identifiers. We have registered our name and/or logo in numerous countries and the European Union and have applied for registrations in several other countries.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks that we use:

Advice by Ibbotson ®	Morningstar ® Licensed Tools
Ibbotson Associates ®	Morningstar LIM
Ibbotson ® SBBI ®	Morningstar ® Managed Portfolios SM
Morningstar ® Advisor Workstation SM	Morningstar ® Managed Portfolios SM Select Stock Baskets
Morningstar ® Advisor Workstation SM Enterprise Edition	Morningstar Market Barometer SM
Morningstar ® Analyst Research Center SM	Morningstar ® Mutual Funds TM
Morningstar ® Annuity Analyzer SM	Morningstar Office SM
Morningstar Associates ®	Morningstar ® Ownership Zone SM
Morningstar ® Corporate Credit Research	Morningstar ® Portfolio Builder SM
Morningstar ® Document Library SM	Morningstar ® Portfolio X-Ray ®
Morningstar Direct SM	Morningstar ® Principia ®
Morningstar ® Enterprise Data Management	Morningstar Qualitative Rating™
Morningstar ® Equity Research Services SM	Morningstar ® Quotespeed SM
Morningstar ® Essentials TM	Morningstar Rating ™
Morningstar ® ETFInvestor TM	Morningstar ® Real-Time Data
Morningstar ETF ® Research	Morningstar Realpoint
Morningstar ® FundInvestor TM	Morningstar ® Retirement Income Strategist SM
Morningstar ® Fund Research	Morningstar ® Retirement Manager SM
Morningstar ® Hypothetical Illustrator SM	Morningstar ® Site Builder SM
Morningstar ® Indexes	Morningstar ® Stewardship Grade SM
Morningstar ® Institutional Equity Research Services SM	Morningstar ® StockInvestor ™
Morningstar ® Investment Profiles TM and Guides	Morningstar Style Box ™
Morningstar Investment Services	Morningstar ® Wide Moat Focus SM Index
Morningstar ® Licensed Data SM	Morningstar.com ®

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

We maintain licensing agreements with our minority-owned operations. We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to develop and market similar products under our name in their operating territories.

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

Largest Customer

In 2010, our largest customer accounted for less than 5% of our consolidated revenue.

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

Major Competitors by Product

	Licensed Data	Investment Consulting	Morningstar Advisor Workstation	Morningstar.com	Morningstar Direct	Retirement Advice
Advent Software			•
Bloomberg	•			•	•
eVestment Alliance					•
FactSet Research Services	•				•
Financial Engines						•
Financial Express	•		•
Interactive Data Corporation	•
Mercer		•
News Corporation*				•
Russell Investments		•
Standard & Poor’s	•		•
Thomson Reuters**	•		•		•
Wilshire Associates		•			•
Yahoo!				•
Zephyr Associates					•

*    News Corporation includes Dow Jones, MarketWatch, and SmartMoney

**  Thomson Reuters includes Lipper

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2010, our technology team consisted of approximately 800 programmers and technology and infrastructure professionals.

In 2010, 2009, and 2008 our development expense represented 8.9%, 8.0%, and 8.0%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

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

As of December 31, 2010, four of our subsidiaries, Ibbotson Associates, Inc., Ibbotson Associates Advisors, LLC, Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions.

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

Realpoint, LLC, one of our subsidiaries, is an NRSRO specializing in structured finance. As an NRSRO, Realpoint is subject to the requirements and regulations under the Exchange Act. Such requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest.

Australia

Our subsidiaries that provide financial information services and advice in Australia, Morningstar Australasia Pty Limited and Ibbotson Associates Australia, must hold an Australian Financial Services License and submit to the jurisdiction of the Australian Securities and Investments Commission (ASIC). This license requires them to, among other things, maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

United Kingdom

Morningstar Associates Europe Limited and OBSR Advisory Services Limited are authorized and regulated by the U.K. Financial Services Authority as an investment advisor. As authorized firms, these companies are subject to the requirements and regulations of the Financial Services Authority. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements.

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

Other Regions

We have a variety of other entities (in Japan, Korea, Thailand, and France) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small.

Employees

We had approximately 3,225 employees as of December 31, 2010, including approximately 600 data analysts, 65 designers, 320 investment analysts (including consulting and quantitative research analysts), 820 programmers and technology staff, and 520 sales and marketing professionals. Our employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 28, 2011, we had 10 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	54	Chairman, Chief Executive Officer, and Director
Chris Boruff	45	President, Software Division
Peng Chen	39	President, Investment Management Division
Scott Cooley	42	Chief Financial Officer
Bevin Desmond	44	President, International Operations and Global Human Resources
Catherine Gillis Odelbo	48	President, Equity and Credit Research
Elizabeth Kirscher	46	President, Data Division
Don Phillips	48	President, Fund Research and Managing Director
Richard Robbins	48	General Counsel and Corporate Secretary
David W. Williams	50	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from our inception to 1996 and from 2000 to the present. He holds a bachelor’s degree in business administration from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business.

Chris Boruff

Chris Boruff has been president of Morningstar’s Software division since January 2009. He is responsible for overseeing strategy, development, and distribution of technology products for individual investors, financial advisors, and institutions, as well as custom solutions for institutions. He joined us in 1996 as product manager for Principia, and from 1997 to 1998, he served as senior product manager of advisor products. From 1999 to 2000, he served as vice president of advisor products, where he was responsible for all marketing related to financial advisors. From 2000 to 2009, he was president of Morningstar’s advisor software business. He holds a bachelor’s degree in economics and psychology from Northwestern University.

Peng Chen

Peng Chen was named president of Morningstar’s global Investment Management division in November 2010. He is responsible for overseeing the company’s investment consulting, retirement advice, and investment management operations in North America, Europe, Asia, and Australia, including Morningstar Associates, Ibbotson Associates, Morningstar Investment Services, Old Broad Street Research, and Seeds Group. Prior to Morningstar’s acquisition of Ibbotson Associates in 2006, he served as Ibbotson’s managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He served as president of Ibbotson Associates, a registered investment advisor and wholly owned subsidiary of Morningstar, from August 2006 until November 2010. He received a bachelor’s degree in industrial management engineering from Harbin Institute of Technology and master’s and doctorate degrees in consumer economics from The Ohio State University.

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

Bevin Desmond

Bevin Desmond has been president of international operations and global human resources for Morningstar since January 2009. She is responsible for identifying and developing our business in new markets, managing and directing operations, launching new products, and overseeing human resources functions for all of Morningstar’s global operations. She joined us in 1993 and was one of three employees who started our international business. From 1998 to 2000, she served as manager of all international ventures. From 2000 to 2009, she was president of Morningstar’s international business. She has also served as president of institutional software. She holds a bachelor’s degree in psychology from St. Mary’s College.

Catherine Gillis Odelbo

Catherine Gillis Odelbo is president of equity and credit research for Morningstar, responsible for Morningstar’s equity and credit research, financial communications and publications, and Morningstar Indexes. She joined us in 1988 as a mutual fund analyst and from 1999 to 2000 served as senior vice president of content development for the company, as well as publisher and editor of our stock and closed-end fund research. She was president of our Individual segment from 2000 through 2008 and became president of our equity research business in 2009. She holds a bachelor’s degree in American history from The University of Chicago and a master’s degree in business administration from The University of Chicago Booth School of Business.

Elizabeth Kirscher

Elizabeth Kirscher is president of Morningstar’s Data division, responsible for managing the company’s investment databases and related products. She joined us in 1995 as a major accounts manager in our institutional sales area. From 1998 to 1999, she served as international product manager and worked on the launch of Morningstar Japan. From 1999 to 2000, she was director of sales and business development for Morningstar.com and marketed Morningstar.com data and tools to other websites. She holds a bachelor’s degree from Vassar College and a master’s degree in business administration from the Columbia Business School at Columbia University.

Don Phillips

Don Phillips has been a managing director since 2000 and in 2009 took on additional responsibilities as president of fund research. He is responsible for overseeing our research on mutual funds, exchange-traded funds, and alternative investments. He joined us in 1986 as our first mutual fund analyst. He served as our vice president and publisher from 1991 to 1996, as our president from 1996 to 1998, and as our chief executive officer from 1998 to 2000. He has served on our board of directors since August 1999. He also serves on the board of directors for Morningstar Japan. He holds a bachelor’s degree from the University of Texas and a master’s degree from The University of Chicago.

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

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be harmed by allegations made about possible conflicts of interest.

We believe that independence is at the core of our business, and our reputation is our greatest corporate asset. We offer products and services to our institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional clients have generated a significant percentage of our consolidated revenue in recent years. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. We also provide investment advisory and investment management services. The fact that our institutional clients pay us for certain products and services, as well as the fact that in some cases we make investment recommendations within the framework of client constraints, may create the perception that our ratings, research, and recommendations are not impartial.

This perception may undermine the confidence of our customers and potential customers in our reputation as a provider of independent research. Any such loss of confidence or damage to our reputation could hurt our business.

Any failure to uphold our high ethical standards and ensure that our customers have a consistently positive experience with us (either intentionally or inadvertently) could damage our reputation as an objective, honest, and credible source for investment research and information.

Our reputation may also be harmed by factors outside of our control, such as news reports about our clients or adverse publicity about certain investment products.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

Although market conditions improved in 2009 and 2010, we believe that ongoing economic weakness continues to cause uncertainty and pressure on consumer discretionary spending. The financial crisis of 2007 and 2008 also led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Some institutional clients also implemented additional review processes for new contracts or began to provide certain services, particularly investment advisory services, in-house rather than hiring external service providers.

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

In 2010, revenue from asset-based fees made up approximately 12% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect that our fee-based revenue will show a corresponding decline.

Our investment advisory operations may subject us to liability for any losses that result from a breach of our fiduciary duties.

Our investment advisory operations involve fiduciary obligations that require us to act in the best interests of our clients. We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we provided investment advisory services on more than $107.2 billion in assets as of December 31, 2010, we could face substantial liabilities if we breach our fiduciary duties.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

Changes in laws applicable to our investment advisory operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are a growing part of our overall business. Our acquisitions of Ibbotson Associates in 2006 and Intech Pty Ltd in 2009 substantially increased our business in this area. We also expanded our investment advisory operations with our recent acquisitions of Old Broad Street Research Ltd. in the United Kingdom and Seeds Group in France. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA.

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

We now have approximately 820 employees working in our data and technology development center in Shenzhen, China, or about one-fourth of our total workforce. Over the past several years, we have moved a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide, particularly because of our increasing reliance on this facility.

We have approximately 270 employees who work at our data collection facilities in Mumbai and New Delhi, India, which may also be subject to political and regulatory risk. Like the Shenzhen operation, these facilities also involve operational risks for our network infrastructure.

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

We’ve completed numerous acquisitions over the past three years, including seven acquisitions in 2010. We cannot guarantee that we will successfully integrate the employees, product lines, business systems, marketing and branding, or other operations following any acquisition. We expect to continue making acquisitions and establishing investments and joint ventures as part of our long-term business strategy. Acquisitions, investments, and joint ventures involve a number of risks. They can be time-consuming and may divert management’s attention from day-to-day operations, particularly if numerous acquisitions are in process at the same time. Financing an acquisition could result in dilution to our shareholders from the issuance of equity securities, reduce our financial flexibility because of reductions in our cash balance, or result in a weaker balance sheet from incurring debt.

Acquisitions might also result in losing key employees. We may fail to successfully complete an acquisition, investment, or joint venture. We may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

Our operations outside of the United States are expanding and involve additional challenges that we may not be able to meet.

Our operations outside of the United States have expanded to $157.1 million in revenue in 2010 from $129.2 million in 2009. Several of our recent acquisitions have added to our business operations in Europe, Australia, and other areas outside the United States, and we recently established a business presence in Latin America. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

As our non-U.S. revenue increases as a percentage of consolidated revenue, fluctuations in foreign currencies present a greater potential risk. We don’t engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies decline relative to the U.S. dollar, although the impact on operating income may be offset by an opposing currency impact on locally based operating expense. In addition, because we use the local currency of our subsidiaries as the functional currency, our financial results are affected by the translation of foreign currencies into U.S. dollars.

A prolonged outage of our database and network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other office equipment, which are mainly located in our Chicago headquarters or elsewhere in the Chicago area. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures or disruptions, computer viruses, and other events beyond our control, including disasters affecting Chicago. We maintain off-site back-up facilities for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. We’re not currently able to immediately switch over all of our systems to a back-up facility. If we experience a significant database or network facility outage, our business may be disrupted until we fully implement our back-up systems. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

Our business relies heavily on electronic delivery systems and the Internet. Any failures or disruptions could result in reduced revenue and the loss of customers.

Most of our products and services depend heavily on our electronic delivery systems and the Internet. Our ability to deliver information using the Internet may be impaired because of infrastructure failures, service outages at third-party Internet providers, malicious attacks, or increased government regulation. If disruptions, failures, or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our customers may be impaired.

We could face liability related to our storage of personal information about our users.

Customers routinely input personal investment and financial information, including portfolio holdings and credit card information, on our websites. We also handle personally sensitive information through our Portfolio Management Service, managed retirement accounts, and other areas of our business. We could be subject to liability if we were to inappropriately disclose any user’s personal information or if third parties were able to penetrate our network security or otherwise gain access to any user’s name, address, portfolio holdings, or credit card information. Any such event could subject us to claims for unauthorized credit card purchases, impersonation or other similar fraud claims, or claims for other misuses of personal information, such as unauthorized marketing or unauthorized access to personal portfolio information.

Certain products and services have historically made up a large percentage of our revenue base. Our business could suffer if sales of these products and services decline.

In 2010, our five largest products based on revenue (Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Morningstar Direct) accounted for approximately 59% of our consolidated revenue. We believe that sales of these products and services will continue to make up a substantial portion of our consolidated revenue for the foreseeable future. If we experience a significant decline in sales of any of these products for any reason, it would have a material adverse impact on our revenue and could harm our business.

We could face liability for the information we publish, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings on corporate credit issuers. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based upon the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others.

Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

We may be unable to generate adequate returns on our cash and investment balance if we cannot identify attractive investment opportunities.

We held a total of $365.4 million in cash and investments as of December 31, 2010. Because of generally low prevailing interest rates on high-quality fixed-income securities, the rate of return we can generate with our cash and investment balance is relatively low. We have used portions of our cash and investment balance to finance acquisitions over the past several years. We cannot guarantee that we will be able to find suitable acquisition opportunities in the future. As mentioned above, we may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

Our results could suffer if the mutual fund industry experiences slower growth.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 25 years, but suffered along with the market downturn in 2008 and early 2009. Global mutual fund assets declined to about $23.7 trillion as of September 30, 2010, down from a peak of $26.1 trillion in 2007. While mutual fund assets rose in 2010, equity-focused funds have continued to experience net cash outflows, suggesting that investors remain cautious about equity-related assets. A significant portion of our fund research has historically focused on equity-related funds. Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could reduce investor interest and investment activity in this area. A slower growth rate or downturn in mutual fund assets could decrease demand for our products.

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

Our future success depends on our ability to recruit and retain qualified employees.

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

Our future success also depends on the continued service of our executive officers, including Joe Mansueto, our chairman, chief executive officer, and controlling shareholder. Joe is heavily involved in our day-to-day operations, business strategy, and overall company direction. The loss of Joe or other executive officers could hurt our business, operating results, or financial condition. We do not have employment agreements, non-compete agreements, or life insurance policies in place with any of our executive officers. They may leave us and work for our competitors or start their own competing businesses.

Failure to protect our intellectual property rights could harm our brand-building efforts and ability to compete effectively.

The steps we have taken to protect our intellectual property may not be adequate to safeguard our proprietary information. Further, effective trademark, copyright, and trade secret protection may not be available in every country in which we offer our services. Our continued ability to market one or more of our products under their current names could be adversely affected in those jurisdictions where another person registers, or has a pre-existing registration on one or more of them. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete in the marketplace.

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

As of December 31, 2010, Joe Mansueto, our chairman and chief executive officer, owned approximately 50% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

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

In the past, we’ve granted options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2010, our employees and non-employee directors held options to acquire 1,856,425 shares of common stock, all of which were exercisable at a weighted average price of approximately $17.73 per share. As of December 31, 2010, there were 822,855 restricted stock units outstanding, which have an average remaining vesting period of 33 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Stock option exercises, share repurchases, and other factors may create volatility in our cash flows.

Part of our cash provided by financing activities consists of proceeds from stock option exercises and excess tax benefits related to stock option exercises and vesting of restricted stock units. Excess tax benefits occur at the time a stock option is exercised if the intrinsic value of the option (the difference between the exercise price of the option and the fair value of our stock on the date of exercise) exceeds the fair value of the option at the time of grant. Similarly, excess tax benefits are generated upon vesting of restricted stock units when the market value of our common stock at vesting is greater than the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock option exercises or the intrinsic value that will be realized. Because of this uncertainty, there may be additional volatility in our cash flows from financing activities.

In addition, our board of directors has authorized a share repurchase program allowing for the repurchase of up to $100 million of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that management deems appropriate. Changes in the amount of repurchase activity from period to period may also cause volatility in our cash flows.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2010, we lease approximately 323,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 385,000 square feet of office space in 23 countries around the world. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

InvestPic, LLC

In November 2010, InvestPic, LLC filed a complaint in the United States District Court for the District of Delaware against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 6,349,291, which relates to methods for performing statistical analysis on investment data and displaying the analyzed data in graphical form. InvestPic seeks, among other things, unspecified damages because of defendants’ alleged infringing activities and costs. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint, LLC and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Realpoint for certain data-sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings through December 31, 2010. In September 2010, the court denied Egan-Jones’s request for a preliminary injunction against Morningstar’s corporate credit ratings business. Realpoint and Morningstar continue to vigorously contest liability on all of Egan-Jones’ claims for damages. We cannot predict the outcome of the proceeding.

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

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

	2010		2009
	High	Low	High	Low
First Quarter	$50.14	$43.01	$38.60	$26.70
Second Quarter	50.91	42.42	45.69	30.37
Third Quarter	46.79	39.61	48.56	35.61
Fourth Quarter	54.09	44.38	54.75	46.00

As of February 18, 2011, the last reported price on the Nasdaq Global Select Market for our common stock was $59.27 per share and there were approximately 1,466 shareholders of record of our common stock.

In September 2010, our board of directors approved a regular quarterly dividend of 5 cents per share. The first quarterly dividend was payable on January 14, 2011 to shareholders of record on December 31, 2010. As of December 31, 2010, we recorded a liability of $2,494,000 for dividends payable.

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

See Note 11 in our Notes to our Consolidated Financial Statements for a description of our equity compensation plans.

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended December 31, 2010:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
October 1, 2010 – October 31, 2010	—	$—	—	$100,000,000
November 1, 2010 – November 30, 2010	61,480	49.58	61,480	96,951,978
December 1, 2010 – December 31, 2010	14,738	49.88	14,738	96,216,778
Total	76,218	$49.64	76,218	96,216,778

* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1) In September 2010, our board of directors approved a share repurchase program that authorizes the purchase of up to $100 million of our outstanding common stock. The share repurchase program expires on December 31, 2012.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 1, 2011:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 1, 2011	Projected Beneficial Ownership (1)
Chris Boruff President, Software Division	11/12/10	05/01/11	15,000	Shares to be sold under the plan if the stock reaches specified prices	__	132,471
Scott Cooley Chief Financial Officer	11/18/10	12/31/11	5,375	Shares to be sold under the plan if the stock reaches specified prices	__	47,608
Cheryl Francis Director	08/11/09	08/01/11	16,987	Shares to be sold under the plan if the stock reaches specified prices	12,000	25,663
Liz Kirscher President, Data Division	11/23/09	02/28/12	63,750	Shares to be sold under the plan if the stock reaches specified prices	15,000	72,417
Cathy Odelbo President, Equity & Credit Research	08/13/08	12/31/11	100,000	Shares to be sold under the plan if the stock reaches specified prices	__	77,635
Richard Robbins General Counsel and Corporate Secretary	11/18/10	10/31/11	11,078	Shares to be sold under the plan on a specified date and if the stock reaches a specified price	__	21,706
Paul Sturm Director	11/29/10	12/31/11	50,000	Shares to be sold under the plan if the stock reaches specified prices	__	61,871
David Williams Managing Director, Design	09/10/08	02/28/12	20,000	Shares to be sold under the plan if the stock reaches specified prices	__	88,141

During the fourth quarter, Steve Kaplan’s and Richard Robbins’ previously disclosed Rule 10b5-1 sales plans expired in accordance with their terms. Cheryl Francis, Liz Kirscher, and David Williams amended their Rule 10b5-1 sales plans. Patrick Reinkemeyer and Tao Huang left the company in December 2010 and January 2011, respectively. Therefore, their Rule 10b5-1 sales plans have been removed from the table.

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2010, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2011 and restricted stock units that will vest by March 1, 2011. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2010. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2010, 2009, and 2008 and Consolidated Balance Sheet Data as of December 31, 2010 and 2009 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2007 and 2006 and Consolidated Balance Sheet Data as of December 31, 2008, 2007, and 2006 were derived from our audited Consolidated Financial Statements, as restated, that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data (in thousands except per share amounts)	2006	2007	2008	2009	2010

Revenue	$315,175	$435,107	$502,457	$478,996	$555,351
Operating expense (1)	237,648	318,086	363,581	354,323	434,292
Operating income (1)	77,527	117,021	138,876	124,673	121,059
Non-operating income, net	4,164	6,229	4,252	2,934	6,732
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change (1)	81,691	123,250	143,128	127,607	127,791
Income tax expense (1)	34,094	51,610	54,423	46,775	42,756
Equity in net income of unconsolidated entities	2,787	1,694	1,321	1,165	1,422
Consolidated income before cumulative effect of accounting change (1)	50,384	73,334	90,026	81,997	86,457
Cumulative effect of accounting change, net of tax of $171 (3)	259	—	—	—	—
Consolidated net income (1)	50,643	73,334	90,026	81,997	86,457
Net (income) loss attributable to noncontrolling interests	—	—	(397)	132	(87)
Net income attributable to Morningstar, Inc. (1)	$50,643	$73,334	$89,629	$82,129	$86,370

Net income per share attributable to Morningstar, Inc.:
Basic (1)	$1.23	$1.70	$1.94	$1.71	$1.75
Diluted (1)	$1.08	$1.52	$1.82	$1.65	$1.70

Weighted average common shares outstanding:
Basic	41,176	43,216	46,139	48,112	49,249
Diluted	46,723	48,165	49,213	49,793	50,555

Other Consolidated Financial Data ($000)	2006	2007	2008	2009	2010
Consolidated revenue	$315,175	$435,107	$502,457	$478,996	$555,351
Revenue from acquisitions	(36,434)	(44,226)	(27,125)	(29,590)	(47,850)
Unfavorable (favorable) impact of foreign currency translations	(793)	(3,808)	(1,850)	8,987	(4,362)
Revenue excluding acquisitions and impact of foreign currency translations (organic revenue) (2)	$277,948	$387,073	$473,482	$458,393	$503,139

Stock-based compensation expense (3):
Stock options	$7,169	$6,475	$3,710	$1,002	$—
Restricted stock units	1,406	4,503	7,571	10,591	12,545
Restricted stock	—	—	—	—	1,248
Total stock-based compensation expense	$8,575	$10,978	$11,281	$11,593	$13,793

Cash used for investing activities (4)	$(129,002)	$(102,838)	$(179,124)	$(174,675)	$(87,949)
Cash provided by financing activities (1) (5)	$34,415	$53,796	$50,737	$25,320	$12,525

Cash provided by operating activities (1)	$98,245	$111,037	$149,339	$101,256	$123,416
Capital expenditures	(4,722)	(11,346)	(48,519)	(12,372)	(14,771)
Free cash flow (1) (6)	$93,523	$99,691	$100,820	$88,884	$108,645

Consolidated Balance Sheet Data As of December 31 ($000)	2006	2007	2008	2009	2010

Cash, cash equivalents, and investments	$163,751	$258,588	$297,577	$342,553	$365,416
Working capital (1)	70,021	149,490	179,819	236,595	254,556
Total assets (1)	441,207	643,652	803,940	919,083	1,086,302
Deferred revenue (7)	100,525	129,302	130,270	127,114	146,267
Long-term liabilities (1)	10,952	23,166	39,778	45,792	52,153
Total equity (1)	262,792	402,415	530,245	665,789	781,425

(1)

In 2010, we determined that the cumulative effect of adjustments related to prior periods were material, in aggregate, if recorded in our 2010 Consolidated Financial Statements. These amounts related primarily to our accounting for deferred taxes and, to a lesser extent, to expense adjustments associated with vacant office space and rent for one of our office leases. We evaluated the effects of these errors on our prior periods’ Consolidated Financial Statements, individually and in the aggregate, in accordance with the materiality guidance provided by the SEC staff, as included in SAB Topics 1M and 1N, and concluded that no prior period is materially misstated. However, in accordance with the provisions of these SAB Topics, we restated our Consolidated Financial Statements for years prior to 2010. See Note 2 in the Notes to our Consolidated Financial Statements for additional information concerning the restated financial information for the years ended December 31, 2009 and 2008. The following table reconciles the amounts as presented in this table of Selected Financial Data with the previously reported amounts:

(in thousands except per share amounts)	2006	2007	2008	2009
Operating expense — as reported	$237,648	$317,853	$363,338	$353,676
Adjustments	—	233	243	647
Operating expense — as adjusted	$237,648	$318,086	$363,581	$354,323

Operating income — as reported	$77,527	$117,254	$139,119	$125,320
Adjustments	—	(233)	(243)	(647)
Operating income — as adjusted	$77,527	$117,021	$138,876	$124,673

Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change — as reported	$81,691	$123,483	$143,371	$128,254
Adjustments	—	(233)	(243)	(647)
Income before income taxes, equity in net income of unconsolidated entities, and cumulative effect of accounting change — as adjusted	$81,691	$123,250	$143,128	$127,607

Income tax expense— as reported	$32,975	$51,255	$51,763	$47,095
Adjustments	1,119	355	2,660	(320)
Income tax expense — as adjusted	$34,094	$51,610	$54,423	$46,775

Consolidated income before cumulative effect of accounting change — as reported	$51,503	$73,922	$92,929	$82,324
Adjustments	(1,119)	(588)	(2,903)	(327)
Consolidated income before cumulative effect of accounting change — as adjusted	$50,384	$73,334	$90,026	$81,997

Consolidated net income — as reported	$51,762	$73,922	$92,929	$82,324
Adjustments	(1,119)	(588)	(2,903)	(327)
Consolidated net income — as adjusted	$50,643	$73,334	$90,026	$81,997

Consolidated net income attributable to Morningstar, Inc. — as reported	$51,762	$73,922	$92,532	$82,456
Adjustments	(1,119)	(588)	(2,903)	(327)
Consolidated net income attributable to Morningstar, Inc. — as adjusted	$50,643	$73,334	$89,629	$82,129

Net income per share attributable to Morningstar, Inc. - Basic — as reported	$1.26	$1.71	$2.01	$1.71
Adjustments	(0.03)	(0.01)	(0.07)	—
Net income per share attributable to Morningstar, Inc. - Basic — as adjusted	$1.23	$1.70	$1.94	$1.71

Net income per share attributable to Morningstar, Inc. - Diluted — as reported	$1.11	$1.53	$1.88	$1.66
Adjustments	(0.03)	(0.01)	(0.06)	(0.01)
Net income per share attributable to Morningstar, Inc. - Diluted — as adjusted	$1.08	$1.52	$1.82	$1.65

Cash provided by financing activities — as reported	$33,983	$52,465	$47,630	$30,394
Adjustments	432	1,331	3,107	(5,074)
Cash provided by financing activities — as adjusted	$34,415	$53,796	$50,737	$25,320

Cash provided by operating activities — as reported	$98,677	$112,368	$152,446	$96,182
Adjustments	(432)	(1,331)	(3,107)	5,074
Cash provided by operating activities — as adjusted	$98,245	$111,037	$149,339	$101,256

Free cash flow— as reported	$93,955	$101,022	$103,927	$83,810
Adjustments	(432)	(1,331)	(3,107)	5,074
Free cash flow — as adjusted	$93,523	$99,691	$100,820	$88,884

Working capital— as reported	$70,021	$149,723	$180,295	$237,218
Adjustments	—	(233)	(476)	(623)
Working capital — as adjusted	$70,021	$149,490	$179,819	$236,595

Total assets— as reported	$447,838	$649,307	$803,940	$919,583
Adjustments	(6,631)	(5,655)	—	(500)
Total assets — as adjusted	$441,207	$643,652	$803,940	$919,083

Long term liabilities— as reported	$10,952	$23,166	$34,570	$35,830
Adjustments	—	—	5,208	9,962
Long term liabilities — as adjusted	$10,952	$23,166	$39,778	$45,792

Total equity— as reported	$269,423	$408,303	$535,929	$676,874
Adjustments	(6,631)	(5,888)	(5,684)	(11,085)
Total equity — as adjusted	$262,792	$402,415	$530,245	$665,789

(2)

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

(3)

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

In May 2010, we issued 199,174 shares of restricted stock in conjunction with the acquisition of Realpoint, LLC. The restricted stock vests over five years from the date of grant. This grant resulted in an expense of $1.2 million in 2010.

The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Income. Refer to Note 11 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(4)

Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information concerning cash used for investing activities.

(5)

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits. These cash inflows are offset by cash used to repurchase outstanding common stock through our share repurchase program which we began in the fourth quarter of 2010. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

(6)

Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required to be reported under GAAP, nor should this data be considered an indicator of liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

(7)	We frequently invoice or collect cash in advance of providing services or fulfilling subscriptions for our customers. These amounts are recorded as deferred revenue on our Consolidated Balance Sheets.

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

•                  Create a premier global investment database;

•                  Continue building thought leadership in independent investment research;

•                  Become a global leader in fund-of-funds investment management; and

•                  Expand our international brand presence, products, and services.

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

For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under advisement. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 12% of our consolidated revenue in 2010.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. The businesses we acquired over the past several years have similar business models, and as a result, we acquired their deferred revenue. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $146.3 million as of December 31, 2010 and $127.1 million as of December 31, 2009. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary databases and content. We strive to leverage these costs by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographical markets. In general, our businesses have high fixed costs, and we expect our revenue to increase or decrease more quickly than our expenses. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as a significant portion of our products and services focus on Internet-based platforms and assets under management. At times, we will make investments in building our databases and content that will hurt our short-term operating results. During other periods, our profitability will improve because we’re able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, the significant operating leverage in our business may reduce our profitability.

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

International Operations

We have majority-owned operations in 24 countries outside of the United States and include these in our consolidated financial statements. We account for our minority-owned investments in Japan and Sweden using the equity method.

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

Free cash flow is also considered a non-GAAP financial measure. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required under U.S. generally accepted accounting principles (GAAP) and should not be considered an indicator of liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

To evaluate how successful we’ve been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter’s actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2011.

The Year 2010 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Following a strong market rebound in 2009, the U.S. market gained 16.8% in 2010, as measured by Morningstar’s U.S. Market Index, a broad market index. Most global markets also had positive returns for the year. Morningstar’s Global Ex-U.S. Index rose 12.6%.

Total U.S. mutual fund assets rose to $11.8 trillion as of December 31, 2010, compared with $11.1 trillion as of December 31, 2009, based on data from the Investment Company Institute (ICI). Although aggregate cash flows to mutual funds were strong for the year, investors continued to heavily favor fixed-income funds rather than equity funds. U.S. stock funds had negative net cash flows for the year, although less so than in 2009. Global mutual fund assets showed a similar trend, with total assets increasing but asset flows favoring fixed-income funds.

The number of mutual funds in the United States continued to contract slightly to about 7,600 in 2010 (excluding multiple share classes) from 7,700 in 2009, based on data from the ICI. The number of global mutual funds increased to about 69,000 as of September 30, 2010, compared with 66,000 as of September 30, 2009, based on ICI data.

We estimate that hedge funds included in Morningstar’s database had about $3 billion in net inflows through November 30, 2010, compared with $51 billion in net outflows for the same period in 2009.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2010 with nearly $1 trillion in assets under management based on Morningstar’s data, up from about $780 billion at the end of 2009.

Based on data from Nielsen/Net Ratings, aggregate page views and the time spent per visit for financial and investment sites in 2010 both declined by about 20% compared with 2009, while the number of unique visitors was down about 10%. We believe these trends reflect individual investors’ lower level of interest in financial- and investment-related content in the wake of the market downturn. Metrics such as pages viewed per visit and time spent per visit also declined for Morningstar.com in 2010.

Despite these trends, we believe online advertising spending by financial services companies rose sharply in 2010 after reductions in 2008 and 2009. Magna, a division of Interpublic Group, estimates that global online advertising revenue rose about 7% across all industries in 2010, following a 3% decline in 2009.

In the wake of the global financial crisis, regulators continued to implement new rules for financial services companies. One of the significant developments in Asia last year was the introduction of new regulations and requirements to enforce additional risk disclosures on investment products. Regulators introduced new documents such as the Key Facts Statements in Hong Kong and Product Highlights Sheets in Singapore in 2010 to enhance product transparency and to set an overall disclosure standard for investment product documents. We’ve continue to enhance our database and products to help our clients meet these new regulations.

In Australia, there are numerous regulatory reviews underway related to industry-wide standards for the superannuation industry, as well as fiduciary standards and compensation structures for financial advisors. While we expect these reviews to put pressure on pricing for product providers and result in further consolidation, we believe the superannuation guarantee rates will support continued asset growth. We believe these trends, along with an emphasis on independent research, continue to make Australia an attractive market for Morningstar and other third-party research providers.

In the European Union, Undertakings for Collective Investments in Transferable Securities (UCITS) is a set of EU Directives designed to enable funds to operate across the EU based upon authorization from one state regulator. UCITS IV, approved by the European Parliament in January 2009 and coming into effect in July 2011, is largely designed to reduce inefficiencies that exist within the current UCITS III framework. The directive includes several key sections, including requirements for a new Key Investor Information Document (KIID), an easy-to-read annual factsheet that replaces the Simplified Prospectus.

Every UCITS fund that is promoted to retail investors will have to produce a KID and issue an updated copy within the first 25 business days of each calendar year. We’ve developed prototype documents for the KID and expect to begin providing this service in 2011.

We’re also monitoring the EU Transparency Directive. One of the key features of this piece of legislation concerns the disclosure of significant holdings of and by companies. This Directive has contributed to our expansion of the global ownership database, with additional coverage in Germany, France, and the United Kingdom. We are reviewing the newly published EU Commission report on the Directive and potential revisions to the major shareholder obligations.

The United Kingdom’s Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and an emphasis on “whole of market” investment solutions, is scheduled to come into effect at the end of 2012. Because advisors will be obligated to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias, we believe it may increase the business need for investment information on multiple investment types, which we offer through products such as Morningstar Direct and Morningstar Advisor Workstation.

In the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law in July 2010. The Act creates a number of new regulatory, supervisory, and advisory bodies and touches on the regulation of virtually every aspect of U.S. financial markets and activities. The Act also left numerous matters to be addressed through rulemaking and other regulatory action, giving the regulators significant discretion in many areas. As a result, the final shape and effect of the legislation are continuing to emerge.

Aside from corporate governance and disclosure requirements that apply to all public companies generally, we believe the portion of the Act that is the most relevant to Morningstar is subtitle C of Title IX, which contains changes to the regulatory framework for credit rating agencies.

This section subjects Nationally Recognized Statistical Rating Organizations (NRSROs), including Realpoint, the subsidiary we acquired in May 2010, to greater oversight by the SEC. Among other things, it requires the SEC to remove the current exemption in Regulation FD for credit rating agencies, allows investors to bring private rights of action against credit rating agencies for failing to conduct a reasonable investigation of the facts or to obtain analysis from an independent source, and repeals Rule 436(g) under the Securities Act of 1933, which exempted credit rating agencies from being considered “experts” subject to liability for ratings included in registration statements. However, the SEC issued a no-action letter regarding the repeal of Rule 436(g) and extended the letter indefinitely.

Aside from subtitle C and the general corporate governance and disclosure requirements, we believe the majority of the Dodd-Frank Act and related regulations will not have a direct effect on Morningstar. However, we continue to monitor the potential impact of these regulations on our clients. For example, the SEC recently recommended that regulators adopt rules requiring that broker-dealers be subject to a fiduciary standard, which would impose additional requirements on commission-based advisors.

Overall, we believe the uncertainty in the financial services sector continued easing throughout 2010. With the exception of continued weakness in consumer discretionary spending, business trends steadily improved during the year. As discussed in more detail in the Consolidated Operating Income section below, during 2010 we continued phasing in some of the benefits and other compensation-related expenses we previously reduced.

Performance Summary

The list below summarizes the key accomplishments and challenges that our management team has highlighted related to our 2010 performance:

Accomplishments

•                  We made solid progress building a base for our credit research business and now offer credit ratings and reports on more than 720 corporate credit issuers. We acquired Realpoint, a Nationally Recognized Statistical Rating Organization that specializes in commercial mortgage-backed securities.

•                  We expanded our analyst research and investment consulting work on exchange-traded funds, closed-end funds, alternative investments, 529 plans, and target-date funds—all areas that have seen strong investor interest.

•                  We continued to expand our equity research business, doubling our client base in just one year.

•                  We continued building out our global operations, establishing a presence in Brazil, Chile, Mexico, and Luxembourg. We also expanded our international investment research and consulting businesses by acquiring Aegis, Seeds Group,  and OBSR.

•                  Morningstar Direct had a record year with more than 1,200 new licenses added globally.

•                  Both renewal rates for contract-based products and services and retention rates for subscription products rose substantially compared with 2009, reflecting improved business conditions and healthier sales trends across most of our product lines.

•                  Morningstar’s board of directors approved a 5 cent per share initial quarterly dividend and a $100 million share repurchase program, allowing us to return a portion of our cash balance to shareholders.

Challenges

•                  Operating expense rose faster than revenue in 2010, leading to a 4.2 percentage point decline in our operating margin, in part because we restored some incentive compensation and benefits after reducing them in 2009.

•                  We have more work to do in fully integrating some of our acquisitions and rebranding many of these businesses under the Morningstar umbrella.

•                  While advertising sales on Morningstar.com rebounded strongly U.S. Premium Membership subscriptions were 8% lower year over year as individual investors have been slow to return to the stock market and remain cautious about discretionary spending.

Restatement of Previous Periods’ Financial Information

In 2010, we determined that the cumulative effect of adjustments related to prior periods were material, in aggregate, if recorded in our 2010 Consolidated Financial Statements. These amounts related primarily to our accounting for deferred taxes and, to a lesser extent, to expense adjustments associated with vacant office space and rent for one of our office leases. We evaluated the effects of these errors on our prior periods’ Consolidated Financial Statements, individually and in the aggregate, in accordance with the materiality guidance provided by the SEC staff, as included in SAB Topics 1M and 1N, and concluded that no prior period is materially misstated. However, in accordance with the provisions of these SAB Topics, we restated our Consolidated Financial Statements, as of and for the years ended December 31, 2009 and 2008. Please see Note 2 in the Notes to our Consolidated Financial Statements for additional information concerning the restated financial information.

Consolidated Results

($000)	2010	2009	2008	2010 Change	2009 Change
Revenue	$555,351	$478,996	$502,457	15.9%	(4.7)%
Operating income	121,059	124,673	138,876	(2.9)%	(10.2)%
Operating margin	21.8%	26.0%	27.6%	(4.2)pp	(1.6)pp

Cash used for investing activities	$(87,949)	$(174,675)	$(179,124)	(49.6)%	(2.5)%
Cash provided by financing activities	12,525	25,320	50,737	(50.5)%	(50.1)%

Cash provided by operating activities	$123,416	$101,256	$149,339	21.9%	(32.2)%
Capital expenditures	(14,771)	(12,372)	(48,519)	19.4%	(74.5)%
Free cash flow	$108,645	$88,884	$100,820	22.2%	(11.8)%

pp—percentage point(s)

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion on page 49 for more detail.

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

The table below shows the periods in which we included each acquired operation in revenue from acquisitions:

Consolidated Revenue

In 2010, our consolidated revenue increased 15.9% to $555.4 million. We had $47.9 million in incremental revenue from acquisitions during the year, mainly reflecting additional revenue from Logical Information Machines, Inc. (LIM), Realpoint LLC (Realpoint), Old Broad Street Research Ltd. (OBSR), and Intech Pty Limited (Intech). Acquisitions contributed about 10 percentage points to our consolidated revenue growth.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue increased by about $24.1 million, or 5.0%, in 2010. Higher revenue from Morningstar.com advertising sales, Morningstar Direct, and Licensed Data were the main drivers behind the revenue increase. These positive factors—as well as smaller contributions from advisor software and our Investment Management products—helped offset the loss of revenue associated with the Global Analyst Research Settlement (GARS), which ended in July 2009. We had equity research revenue of $12.5 million related to GARS in 2009 that did not recur in 2010.

In 2009, our consolidated revenue decreased 4.7% to $479.0 million. We had about $29.6 million in incremental revenue from acquisitions during the year, mainly reflecting additional revenue from Tenfore Systems Limited (Tenfore, now referred to as Real-Time Data) as well as 10-K Wizard Technology, LLC (10-K Wizard), the equity research and data business from C.P.M.S. (CPMS), Intech (now referred to as Ibbotson Australia), Fundamental Data Limited (Fundamental Data), and others. However, this was more than offset by lower organic revenue, largely reflecting a drop in revenue from Investment Consulting as well as lower Equity Research revenue related to GARS in the second half of 2009. Investment Consulting revenue declined because two clients did not renew their contracts, one in October 2008 and the other in May 2009.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

2010 vs. 2009 ($000)	2010	2009	Change
Consolidated revenue	$555,351	$478,996	15.9%
Revenue from acquisitions	(47,850)	—	NMF
Favorable impact of foreign currency translations	(4,362)	—	NMF
Organic revenue	$503,139	$478,996	5.0%

2009 vs. 2008 ($000)	2009	2008	Change
Consolidated revenue	$478,996	$502,457	(4.7)%
Revenue from acquisitions	(29,590)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
Organic revenue	$458,393	$502,457	(8.8)%

2008 vs. 2007 ($000)	2008	2007	Change
Consolidated revenue	$502,457	$435,107	15.5%
Revenue from acquisitions	(27,125)	—	NMF
Favorable impact of foreign currency translations	(1,850)	—	NMF
Organic revenue	$473,482	$435,107	8.8%

While organic revenue and acquisitions had the most significant impact on revenue in 2010, we also enjoyed a benefit from foreign currency translations, primarily in the first half of the year. The Australian dollar and the Canadian dollar were the primary contributors to the currency benefit, partially offset by the Euro and, to a lesser extent, the British pound. In contrast, currency translations reduced revenue by nearly $9.0 million in 2009.

Organic revenue growth improved each quarter in 2010.

International Revenue

Revenue from international operations increased as a percentage of total revenue in 2010 and 2009. Our non-U.S. revenue increased to 28.3% of consolidated revenue in 2010, compared with 27.0% in 2009 and 24.2% in 2008. Several of our recent acquisitions have operations outside the United States. The majority of our international revenue is from Europe, Australia, and Canada. Acquisitions contributed $17.0 million to international revenue in 2010 and $23.4 million in 2009.

Foreign currency translations increased revenue by approximately $4.4 million in 2010, reversing the trend from 2009, when foreign currency translations had a negative impact of $9.0 million. Excluding acquisitions and the impact of foreign currency translations, our non-U.S. revenue rose 5.2% in 2010 and declined 5.5% in 2009.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

2010 vs. 2009 ($000)	2010	2009	Change
International revenue	$157,136	$129,160	21.7%
Revenue from acquisitions	(16,953)	—	NMF
Favorable impact of foreign currency translations	(4,362)	—	NMF
International organic revenue	$135,821	$129,160	5.2%

2009 vs. 2008 ($000)	2009	2008	Change
International revenue	$129,160	$121,436	6.4%
Revenue from acquisitions	(23,371)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
International organic revenue	$114,776	$121,436	(5.5)%

2008 vs. 2007 ($000)	2008	2007	Change
International revenue	$121,436	$89,680	35.4%
Revenue from acquisitions	(19,426)	—	NMF
Favorable impact of foreign currency translations	(1,850)	—	NMF
International organic revenue	$100,160	$89,680	11.7%

Largest Products Based on Revenue

Our five largest products based on revenue—Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Morningstar Direct—made up about 59% of consolidated revenue in 2010. While the percentage of revenue made up by our top five products has remained relatively consistent over the past three years, the relative size of products within the top five has changed each year. Licensed Data became our largest product in 2008 and has remained in that position in 2010 and 2009, partly because of incremental revenue from acquisitions.

Beginning in 2010, we included revenue from Ibbotson’s plan sponsor advice service as Retirement Advice revenue. Previously, we included this revenue in Investment Consulting. In 2010 and 2009, as a part of the changes to our organizational structure with a focus on our global product lines, we no longer include Morningstar Site Builder as part of Morningstar Advisor Workstation. Site Builder consists of a set of integrated tools, content, and reports that investment firms can seamlessly add to their existing advisor websites. In addition, we’re continuing to globalize the Premium subscriptions and advertising revenue generated by Morningstar.com websites, which operate in a variety of markets. As a result, we now include advertising revenue for all non-U.S. sites as part of Morningstar.com and have reclassified prior-year product revenue for consistency with current-year presentation.

These reclassifications did not have any impact on the order of our top five products in 2009 or 2008.

Top Five Products (Segment) 2010	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$98,186	17.7%
Investment Consulting (Investment Management)	72,798	13.1%
Morningstar Advisor Workstation (Investment Information)	69,321	12.5%
Morningstar.com (Investment Information)	49,673	8.9%
Morningstar Direct (Investment Information)	38,069	6.9%

Top Five Products (Segment) 2009	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$91,524	19.1%
Morningstar Advisor Workstation (Investment Information)	65,673	13.7%
Investment Consulting (Investment Management)	62,531	13.1%
Morningstar.com (Investment Information)	39,454	8.2%
Morningstar Direct (Investment Information)	29,968	6.3%

Top Five Products (Segment) 2008	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$78,329	15.6%
Investment Consulting (Investment Management)	76,150	15.2%
Morningstar Advisor Workstation (Investment Information)	64,222	12.8%
Morningstar.com (Investment Information)	45,684	9.1%
Principia (Investment Information)	27,791	5.5%

Retention and Renewal Rates

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we’ve been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past five years:

For contract-based products and services (such as Licensed Data, Investment Consulting, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average renewal rate was between 90% and 95% and increased about 13 percentage points from 2009. The 2009 renewal rate was depressed partly because of the end of the Global Analyst Research Settlement period. Excluding this factor, the 2010 renewal rate rose about 6 percentage points. This improvement reflects higher renewal rates for many product lines, including Licensed Data, Investment Consulting, institutional software, and advisor software. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2010, we estimate that our retention rate for subscription-based products, such as Principia, Morningstar.com Premium Membership service, and print and online newsletters, was on the higher end of the range between 65% and 70%, up from 55% to 60% in 2009. The change mainly reflects improved retention rates for individual software and Principia.

Consolidated Operating Expense

($000)	2010	2009	2008
Operating expense	$434,292	$354,323	$363,581
% change	22.6%	(2.5)%	14.3%

% of revenue	78.2%	74.0%	72.4%
Change	4.2pp	1.6pp	(0.7)pp

2010 vs. 2009

In 2010, our consolidated operating expense increased $80.0 million, or 22.6%. We completed seven acquisitions in 2010 and six in 2009. Because of the timing of these acquisitions, our results include operating expense that did not exist in the same periods last year. Incremental operating expense from acquired businesses represented more than half of the operating expense increase. In 2010, we restored some compensation and employee benefits after reducing them in 2009, contributing to the operating expense increase.

Higher salary expense represented slightly more than one-third of the total operating expense increase, reflecting higher headcount from acquisitions and filling open positions, as well as salary increases made in July 2010. We had approximately 3,225 employees worldwide as of December 31, 2010, a 23.8% increase from 2,605 as of December 31, 2009. We added about 125 employees through acquisitions over the 12 months ending December 31, 2010. The remainder of the increase in headcount mainly reflects continued hiring for our development centers in China and India.

Higher incentive compensation and employee benefit costs represented approximately 40% of the overall operating expense increase in 2010. In early 2010, we began phasing in some of the benefits and other compensation-related expense we reduced in 2009. As a result, bonus expense increased $16.3 million, or 77.6%, in 2010. Sales commissions increased $7.8 million in 2010, reflecting improved sales activity compared with 2009 as well as a change to one of our commission plans. Matching contributions to our 401(k) plan in the United States increased $3.5 million in 2010 because we partially reinstated this employee benefit in 2010. In addition, healthcare benefit costs rose $2.8 million in 2010. Operating expense in 2010 also included $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates.

Intangible amortization expense increased $5.9 million compared with 2009, reflecting additional amortization expense from recent acquisitions.

While operating expense generally increased in 2010, we recorded $9.5 million of operating expense in 2009 related to adjusting the treatment of some incentive stock options and penalties related to the timing of deposits for taxes withheld on stock-option exercises that did not recur in 2010. In addition, the recorded expense related to increasing liabilities for vacant office declined by $2.2 million compared with the amount recorded in 2009.

Operating expense as a percentage of revenue increased 4.2 percentage points in 2010, as the 22.6% increase in operating expense outpaced the 15.9% increase in revenue.

2009 vs. 2008

Our consolidated operating expense decreased $9.3 million, or 2.5%, in 2009 compared with 2008. To better align operating expense with revenue in a challenging business environment, we took a number of steps to reduce costs beginning in 2008, with the largest cutbacks effective January 1, 2009. We changed our bonus plan in 2009 to reduce bonus expense, our single largest discretionary cost. As a result, bonus expense was down about $28.9 million in 2009. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008.

We also suspended matching contributions to our 401(k) program in the United States, which reduced operating expense by about $6.6 million. In addition, we reduced discretionary spending on travel, advertising, and marketing. Travel costs were about $4.5 million lower in 2009. Advertising and marketing costs declined by $4.3 million in 2009. In addition, we discontinued three publications previously published, which contributed to lower marketing expense in 2009.

The positive impact of these cost reductions was partially offset by incremental costs from acquisitions. We completed six acquisitions in 2009 and six in 2008. Because of the timing of these acquisitions, our 2009 results include operating expense that did not exist in 2008. Headcount and salary expense increased year over year, partly because of incremental employees added through acquisitions. We had approximately 2,605 employees worldwide as of December 31, 2009, a 9.7% increase from 2,375 employees as of December 31, 2008. We added approximately 170 employees through acquisitions over the 12 months ending December 31, 2009. The remainder of the increase in headcount reflects continued hiring for our development center in China.

The cost reductions we implemented in 2009 were offset by a total of $9.5 million of operating expense for two separate matters. First, we recorded a $6.1 million operating expense related to adjusting the tax treatment of certain stock options that were originally considered incentive stock options (ISOs). In 1998, 1999, and 2000, we granted ISOs to many employees. Upon exercise, ISOs typically have a favorable tax treatment for the employee relative to the tax treatment for non-qualified stock options (NQSOs). In 2009, we determined that certain ISOs granted to one former and two current executives should have been treated as NQSOs for the executives’ and our income tax purposes. As a result, Morningstar paid these individuals a total of $4.9 million to compensate for the difference in tax treatment. We also recorded $1.2 million, primarily for potential penalties related to this matter. This $6.1 million expense is included in our operating expense as a general and administrative expense.

Second, we recorded an operating expense of $3.4 million for penalties related to the timing of deposits for taxes withheld on stock-option exercises. The expense impacted each of our operating expense categories, with approximately half recorded as general and administrative expense. For some companies, including Morningstar, it is common practice for taxes withheld on stock-based compensation to be paid with the company’s regularly scheduled payroll deposit. This approach, however, does not technically comply with Internal Revenue Service (IRS) guidelines concerning deposits of taxes withheld in connection with stock-based compensation, which generally require that if a company’s cumulative deposit liability for all compensation exceeds $100,000, the tax withholding must be deposited by the following business day. Transactions related to stock-based compensation frequently cause companies to exceed this threshold outside of their regularly scheduled payroll cycles, thus triggering the accelerated deposit rules. The subject of tax deposit penalties was part of an IRS audit that began in 2009 and concluded in early 2010. We have concluded the matter with the IRS and have increased the frequency of deposits for taxes withheld on stock-option exercises.

Operating expense in 2009 also included additional rent expense of $3.2 million to increase a liability related to vacant office space, primarily for the former Ibbotson headquarters. We increased the liability because we anticipated receiving lower sublease income and expected it would take more time than previously estimated to identify a tenant.

Despite significant reductions to bonus expense, operating expense as a percentage of revenue increased 1.6 percentage points in 2009, mainly driven by the $9.5 million of incremental operating expense described above and other expense increases.

Cost of Goods Sold

($000)	2010	2009	2008
Cost of goods sold	$157,068	$128,616	$130,085
% change	22.1%	(1.1)%	14.3%

% of revenue	28.3%	26.9%	25.9%
Change	1.4pp	1.0pp	(0.2)pp

Gross profit	$398,283	$350,380	$372,372
% change	13.7%	(5.9)%	15.9%

Gross margin	71.7%	73.1%	74.1%
Change	(1.4)pp	(1.0)pp	0.2pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense over the past three years. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $28.5 million in 2010 after declining $1.5 million in 2009. Approximately 60% of the increase in 2010 was related to recent acquisitions. Higher salaries, bonus expense, and other compensation-related expense also contributed to the increase. The majority of the decline in 2009 was driven by lower bonus expense and lower fulfillment expense, partially offset by incremental costs from acquisitions.

Gross margin declined by about 1.4 and 1.0 percentage points in 2010 and 2009, respectively.

Development Expense

($000)	2010	2009	2008
Development expense	$49,244	$38,378	$40,340
% change	28.3%	(4.9)%	14.9%

% of revenue	8.9%	8.0%	8.0%
Change	0.9pp	—	(0.1)pp

Development expense increased $10.8 million in 2010 after declining $1.9 million in 2009. The increase in 2010 is mainly because of higher salaries, bonus, and compensation-related expense for our development teams. Development expense from recent acquisitions also contributed to the increase, but to a lesser extent. We had approximately 760 employees included in development expense as of December 31, 2010 compared with 540 as of December 31, 2009. In 2010, we capitalized approximately $0.8 million of operating expense for software development, partially offsetting the increase. The majority of the decline in 2009 was driven by lower bonus expense, partially offset by incremental costs from acquisitions.

As a percentage of revenue, development cost was up slightly from the same periods in 2009 and 2008.

Sales and Marketing Expense

($000)	2010	2009	2008
Sales and marketing expense	$95,473	$71,772	$81,651
% change	33.0%	(12.1)%	18.6%

% of revenue	17.2%	15.0%	16.3%
Change	2.2pp	(1.3)pp	0.5pp

Sales and marketing expense increased $23.7 million in 2010, after declining $9.9 million in 2009. Higher sales commission expense, which rose $7.8 million in 2010, was the largest factor behind the increase. Commission expense rose partly because of  improved sales activity. In addition, we recognized more expense in 2010 because of a change in our U.S. sales commission structure. Under this new commission plan, we record the entire commission expense in the quarter in which it is incurred. Under the previous commission structure, we recognized the commission expense over the term of the customer contract. Other costs in this category, including salaries and bonuses, and, to a lesser extent, advertising, marketing, and travel, also increased.

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

As a percentage of revenue, sales and marketing expense increased about 2.2 percentage points in 2010, following a slight decrease in 2009.

General and Administrative Expense

($000)	2010	2009	2008
General and administrative expense	$92,843	$83,596	$85,509
% change	11.1%	(2.2)%	8.1%

% of revenue	16.7%	17.5%	17.0%
Change	(0.8)pp	0.5pp	(1.2)pp

General and administrative (G&A) expense increased $9.2 million in 2010 following a decline of $1.9 million in 2009. Bonus expense, salaries, and other compensation-related expense contributed to the increase in 2010, as did incremental expense related to acquisitions. G&A expense in 2010 also includes $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates.

While most G&A expense rose in 2010, certain G&A expense recorded in 2009 did not recur in 2010, including the $6.1 million of operating expense related to adjusting the tax treatment of certain stock options as well as $1.8 million of operating expense recorded to G&A expense for the deposit penalty. Expenses related to liabilities for vacant office space were $2.2 million lower in 2010.

In 2009, G&A expense decreased $1.9 million. Most of the decline reflects lower bonus expense. Decreases in travel, training, and conferences also contributed to lower expense in this area, but to a lesser extent. These cost reductions were partially offset by the operating expense related to the two matters mentioned above, which contributed $7.9 million to general and administrative expense in 2009.

As a percentage of revenue, G&A expense decreased 0.8 percentage points in 2010 and increased 0.5 percentage points in 2009.

Depreciation and Amortization Expense

($000)	2010	2009	2008
Depreciation expense	$14,814	$12,998	$9,348
Amortization expense	24,850	18,963	16,648
Total depreciation and amortization expense	$39,664	$31,961	$25,996
% change	24.1%	22.9%	22.3%

% of revenue	7.1%	6.7%	5.2%
Change	0.4pp	1.5pp	0.3pp

Depreciation expense rose $1.8 million in 2010 and $3.7 million in 2009. The increase in 2010 reflects incremental expense from acquisitions and accelerated depreciation expense related to our existing office space in China, in advance of moving into new office space. The increase in 2009 was primarily from higher depreciation expense associated with our new corporate headquarters in Chicago. Amortization expense increased $5.9 million in 2010 and $2.3 million in 2009, reflecting amortization of intangible assets related to acquisitions.

As a percentage of revenue, depreciation and amortization expense increased 0.4 percentage points in 2010.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through December 31, 2010, we estimate that aggregate amortization expense for intangible assets will be $25.7 million in 2011. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with our 2010 acquisitions.

Stock-Based Compensation Expense

Stock-based compensation expense mainly relates to grants of restricted stock units (RSUs) and, beginning in 2010, includes expense related to restricted stock.

($000)	2010	2009	2008
Restricted stock units	$12,545	$10,591	$7,571
Restricted stock	1,248	—	—
Stock options	—	1,002	3,710
Total stock-based compensation expense	$13,793	$11,593	$11,281

Restricted Stock Units: Our stock-based compensation expense related to RSUs has increased over the past three years, reflecting annual grants. We began granting RSUs in May 2006 and have made additional grants each year since then. We recognize the expense related to RSUs over the vesting period, which is generally four years. We estimate forfeitures for these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. We have not recorded any significant changes to stock-based compensation related to these adjustments.

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Realpoint. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. This grant resulted in an expense of approximately $1.2 million in 2010. We amortize this value to stock-based compensation expense ratably over the vesting period. We have assumed that all of the restricted stock will ultimately vest, and therefore haven’t incorporated a forfeiture rate in this portion of our stock-based compensation expense.

Stock options: Stock-based compensation expense related to stock options has declined over the past three years, as stock options granted in previous years were fully vested as of January 1, 2010.

Stock-based compensation expense is included in each of our operating expense categories, as shown below:

($000)	2010	2009	2008
Cost of goods sold	$3,473	$2,666	$2,058
Development	1,840	1,570	1,402
Sales and marketing	1,786	1,587	1,449
General and administrative	6,694	5,770	6,372
Stock-based compensation expense	$13,793	$11,593	$11,281
% change	19.0%	2.8%	2.8%

% of revenue	2.5%	2.4%	2.2%
Change	0.1pp	0.2pp	(0.3)pp

Based on grants made through December 31, 2010, we anticipate that total stock-based compensation expense will be $13.5 million in 2011. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

($000)	2010	2009	2008
Bonus expense	$37,322	$21,019	$49,912
% change	77.6%	(57.9)%	(4.0)%

% of revenue	6.7%	4.4%	9.9%
Change	2.3pp	(5.5)pp	(2.1)pp

Bonus expense, which we include in each of our operating expense categories, increased $16.3 million in 2010 after declining $28.9 million in 2009. We reduced our bonus expense in 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. In 2010, we reinstated a portion of the bonus expense that was previously reduced. Bonus expense for newly acquired operations also contributed to the increase, but to a lesser extent.

Overall, bonus expense as a percentage of revenue increased about 2.3 percentage points in 2010 and represents about 6.7% of revenue. In 2009, bonus expense declined to 4.4% of revenue, compared with 9.9% in 2008. The significant reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Prior to 2009, bonus expense represented approximately 10% to 12% of revenue.

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

Consolidated Operating Income

($000)	2010	2009	2008
Operating income	$121,059	$124,673	$138,876
% change	(2.9)%	(10.2)%	18.7%

Operating margin	21.8%	26.0%	27.6%
Change	(4.2)pp	(1.6)pp	0.7pp

Consolidated operating income fell $3.6 million in 2010. While revenue increased $76.4 million, our cost base rose more, leading to lower operating income. The decline in operating income reflects higher incentive compensation, including higher bonus expense and sales commissions, modest compensation increases during the second half of 2010, and reinstating some of the employee benefits and other expenses we reduced in 2009. In 2010, costs rose across all of our operating expense categories, with the exception of a $9.5 million operating expense recorded in 2009 that did not recur in 2010.

With operating expense increasing more than revenue, our operating margin was 4.2 percentage points lower in 2010. The margin decline mainly reflects higher compensation, bonuses, sales commissions, and employee benefits as a percentage of revenue. The loss of revenue from GARS also had a negative effect on margins. Acquisitions represented approximately 2 percentage points of the margin decline for the year.

Consolidated operating income decreased $14.2 million in 2009, as the $23.5 million decline in revenue was partially offset by a $9.3 million reduction in operating expense. We took a number of steps to reduce our cost structure in 2009—mainly by reducing employee benefit costs and bonus expense. We reduced our single largest discretionary cost, bonus expense, by $28.9 million, with changes to the bonus plan in 2009. We also suspended matching contributions to our 401(k) program in the United States, which accounted for about $6.6 million of expense in 2008.

While we reduced operating expense in several areas with these cost-savings initiatives, we also recorded a total of $9.5 million of unanticipated expense for two separate matters, including $6.1 million of operating expense related to adjusting the tax treatment of incentive stock options granted in previous years and $3.4 million of operating expense for penalties related to the timing of deposits for taxes withheld on stock-option exercises.

Because operating expense declined at a slower pace than revenue, the 2009 operating margin was down about 1.6 percentage points from 2008. The $9.5 million of operating expense described above represented about 2 percentage points of the margin decline.

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

We generated positive free cash flow in 2010, 2009, and 2008 as our cash provided by operating activities has consistently exceeded our level of capital expenditures, as shown below:

($000)	2010	2009	2008	2010 Change	2009 Change
Cash provided by operating activities	$123,416	$101,256	$149,339	21.9%	(32.2)%
Capital expenditures	(14,771)	(12,372)	(48,519)	19.4%	(74.5)%
Free cash flow	$108,645	$88,884	$100,820	22.2%	(11.8)%

Free cash flow increased $19.8 million in 2010 after declining $11.9 million in 2009. Cash provided by operating activities and capital expenditures followed similar trends, increasing in 2010 after declining in 2009.

Cash provided by operating activities: Cash provided by operating activities increased $22.2 million in 2010, mainly because cash paid in 2010 for bonuses was lower than in 2009. We made bonus payments of $21.4 million in the first quarter of 2010, compared with $58.9 million in the first quarter of 2009. The positive cash flow impact of a lower bonus payment was partially offset by $4.9 million in payments we made to one former and two current executives related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). We recorded the operating expense related to this matter in the fourth quarter of 2009.

Cash provided by operating activities decreased $48.1 million in 2009 compared with 2008. The decline in cash provided by operating activities reflects a lower cash benefit from accrued compensation as well as an increase of $9.6 million for bonus payments. We made bonus payments of $58.9 million in the first quarter of 2009, compared with $49.3 million in the first quarter of 2008. Bonuses paid in the first quarter of 2009 included $10.0 million in payments deferred from 2007. We revised our bonus program in January 2009 and no longer defer payment of a portion of bonuses recorded in the prior year. In addition, cash provided by operating activities in 2008 included a $18.9 million benefit from deferred rent, primarily for tenant improvement allowances related to the construction of our new corporate headquarters. This benefit did not recur in 2009. Excess tax benefits declined $17.9 million in 2009 because of a reduction in the number of options exercised and lower average stock prices on the exercise dates.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in cash provided by operating activities:

($000)	2010	2009	2008	2010 Change	2009 Change
Consolidated net income	$86,457	$81,997	$90,026	$4,460	$(8,029)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Holding gain upon acquisition of additional ownership of equity method investments	(4,564)	(352)	—	(4,212)	(352)
Deferred income tax (benefit) expense	211	(2,207)	11,901	2,418	(14,108)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(7,507)	(8,693)	(26,638)	1,186	17,945
Depreciation and amortization expense	39,664	31,961	25,996	7,703	5,965
Stock-based compensation expense	13,793	11,593	11,281	2,200	312
All other non-cash items included in net income	(1,099)	702	(352)	(1,801)	1,054
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(21,360)	(58,867)	(49,253)	37,507	(9,614)
Cash paid for income taxes	(37,624)	(38,009)	(19,782)	385	(18,227)
Accounts receivable	(23,652)	12,364	(658)	(36,016)	13,022
Deferred revenue	5,752	(8,704)	(1,595)	14,456	(7,109)
Income taxes–current	42,193	49,685	41,860	(7,492)	7,825
Accrued compensation	33,526	32,138	46,920	1,388	(14,782)
Deferred rent	1,364	5,679	18,906	(4,315)	(13,227)
Other assets	(2,341)	2,521	1,573	(4,862)	948
Accounts payable and accrued liabilities	(759)	(9,476)	691	8,717	(10,167)
All other	(638)	(1,076)	(1,537)	438	461
Cash provided by operating activities	$123,416	$101,256	$149,339	$22,160	$(48,083)

In 2010, cash provided by operating activities increased more than consolidated net income. The $37.5 million decrease in bonuses paid in 2010 compared with 2009 was the primary driver behind the difference between net income and cash provided by operations.

In 2009, cash provided by operating activities declined more than consolidated net income. Deferred rent of $18.9 million, primarily for tenant improvement allowances received in connection with the build-out of our new headquarters in Chicago, benefited cash flow in 2008. The tenant improvement allowance received in 2008 is being amortized as a reduction in office lease expense over the lease term and will be deducted from net income to arrive at cash provided by operating activities. The $18.2 million increase in tax payments, the $9.6 million increase in bonuses paid in 2009, and a lower cash flow benefit from accrued compensation, primarily reflecting the reduction in the 2009 bonus expense, also contributed to the difference between net income and cash from operations.

FASB ASC 718, Compensation — Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In 2010, 2009, and 2008 we classified $7.5 million, $8.7 million, and $26.6 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $14.8 million for capital expenditures in 2010, primarily for computer hardware and leasehold improvements. A significant portion of the capital expenditures in 2010 are for new office space in Shenzhen, China. This new office facility was substantially completed in early 2011. In 2009, capital expenditures were $12.4 million, a decrease of $36.1 million from 2008 mainly because of the timing of payments related to our new corporate headquarters in Chicago.

Segment Results

($000)	2010	2009	2008	2010 Change	2009 Change
Revenue
Investment Information	$444,957	$386,642	$390,693	15.1%	(1.0)%
Investment Management	110,394	92,354	111,764	19.5%	(17.4)%
Consolidated revenue	$555,351	$478,996	$502,457	15.9%	(4.7)%

Operating income
Investment Information	$127,740	$138,429	$138,659	(7.7)%	(0.2)%
Investment Management	56,816	52,889	60,396	7.4%	(12.4)%
Intangible amortization and corporate depreciation expense	(32,094)	(26,349)	(20,550)	21.8%	28.2%
Corporate unallocated	(31,403)	(40,296)	(39,629)	(22.1)%	1.7%
Consolidated operating income	$121,059	$124,673	$138,876	(2.9)%	(10.2)%

Operating margin
Investment Information	28.7%	35.8%	35.5%	(7.1)pp	0.3pp
Investment Management	51.5%	57.3%	54.0%	(5.8)pp	3.3pp
Consolidated operating margin	21.8%	26.0%	27.6%	(4.2)pp	(1.6)pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services, which are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, Morningstar Site Builder and Licensed Tools, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases and available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Site Builder and Licensed Tools are services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. From June 2004 through July 2009, our equity research was distributed through six major investment banks to meet the requirements for independent research under the Global Analyst Research Settlement (GARS). The period covered by GARS ended in July 2009. Although the banks covered by GARS are no longer required to provide independent research to their clients, we entered into equity research contracts with two of the banks that were clients under GARS. We also sell equity research to several other companies that purchase our research for their own use or provide our research to their affiliated financial advisors or to individual investors. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. In 2010, we replaced approximately one-third of the lost annual GARS revenue with other equity research business.

In December 2009, we began publishing research and ratings on corporate credit issuers. We entered into our first credit research agreement with a major financial services firm to provide credit ratings and research to its 18,000 financial advisors beginning in the third quarter of 2010. The firm’s internal credit research team also has access to Morningstar Select, our institutional credit research platform. Although the revenue impact in 2010 was not significant, we believe this credit research agreement gives us an important foothold in this new area.

We also offer a variety of financial communications and newsletters, other investment software, and investment indexes.

This segment represented approximately 80% of our consolidated revenue in 2010, 2009, and 2008, respectively.

Revenue

Revenue from our Investment Information segment increased $58.3 million, or 15.1%, to $445.0 million in 2010. Acquisitions contributed $40.4 million of revenue in 2010 primarily from LIM, Realpoint, OBSR, and CPMS. Revenue from acquisitions represents approximately 10 percentage points of the revenue increase in 2010. Excluding acquisitions, higher revenue in our software, data, and investment research products and services more than offset the loss of $12.5 million of revenue from GARS, which expired at the end of July 2009. Organic revenue for our software product lines was up approximately $18.2 million, driven by Morningstar.com, Morningstar Direct, and to a lesser extent from Advisor Workstation and Site Builder and Licensed Tools.

In 2009, revenue for our Investment Information segment declined $4.1 million. Acquisitions contributed $25.9 million to segment revenue in 2009, partially offsetting the $30.0 million revenue decline experienced across a number of our product lines, including the loss of $9.4 million of GARS revenue in 2009. Revenue from our investment research products was down $17.2 million, or 24.1%. Approximately $9.4 million of the decrease resulted from the end of GARS and an additional $3.2 million of the decrease reflects lower revenue from investment newsletters. Organic revenue for software product lines was down about $5.1 million, or 2.2%, driven by a $6.4 million decline in the U.S. version of Morningstar.com and a $0.3 million revenue decline in advisor software. These declines were partly offset by a $2.4 million revenue increase for institutional software and data-related products and services.

Revenue for Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, was the primary driver of the segment revenue increase in 2010. In 2010, positive trends in Internet advertising sales were partially offset by continued decline in Premium Membership revenue in the United States. Internet advertising increased 76.2% in 2010, after declining 36.9% in 2009. Subscriptions for the U.S. version of the Morningstar.com Premium service declined to 138,732 as of December 31, 2010 compared with 150,473 as of December 31, 2009, and 177,518 as of December 31, 2008. The shortfall in revenue was due to a weak trial pipeline but we believe our retention efforts stemmed the rate of decline in subscriptions in 2010. In addition, we moderately increased subscription prices for U.S. Premium Membership in both January 2010 and 2009, which partly offset the revenue decline associated with lower subscription levels.

Morningstar Direct made positive contributions to segment revenue in both 2010 and 2009. The number of licenses for Morningstar Direct increased to 4,773 worldwide as of December 31, 2010, compared with 3,524 as of December 31, 2009 and 2,961 as of December 31, 2008, with strong growth in the U.S. and internationally. The growth in licenses reflects additional licenses for both new and existing clients, as well as client migrations to Morningstar Direct from Institutional Workstation.

Advisor software revenue represented approximately 25.9% of the increase in segment revenue in 2010 as higher revenue from Advisor Workstation and Site Builder and Licensed Tools offset the decline in Principia revenue. In comparison, advisor software revenue was down in 2009 because lower Principia revenue more than offset the increase in Advisor Workstation and other products. Principia revenue declined 6.6% in 2010 and 14.3% in 2009. The decline partly reflects clients migrating from Principia to Advisor Workstation.

The number of U.S. licenses for Morningstar Advisor Workstation increased slightly to 153,170 as of December 31, 2010 from 148,392 as of December 31, 2009 and 151,874 as of December 31, 2008. Principia subscriptions totaled 32,681 as of December 31, 2010, down from 35,844 as of December 31, 2009 and 43,019 as of December 31, 2008.

Licensed Data made positive contributions to segment revenue in both 2010 and 2009, reflecting strong renewal rates and new client contracts. The Licensed Data service gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Investment research revenue declined in 2010 as well as in 2009. As mentioned above, the period covered by GARS expired at the end of July 2009. Our post-settlement equity research revenue in 2010 replaced approximately one-third of the annual GARS revenue. GARS revenue was $12.5 million in 2009, compared with $21.9 million in 2008. We entered into new equity research contracts with two of the banks that were clients under GARS. In addition, we’re continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels.

Revenue from our other investment research products was essentially flat in 2010 after declining in 2009. In 2010, higher revenue from conferences and corporate credit ratings research helped offset the continuing decline in revenue from newsletters and books. In the first quarter of 2009, we discontinued three of the print publications we previously published in the first quarter of each year: Morningstar Funds 500, Morningstar Stocks 500, and Morningstar ETFs 150. Lower advertising revenue from publications sold in Australia and lower revenue from the annual Morningstar Investment Conference held in the second quarter also contributed to the decline in 2009.

Operating Income

In 2010, operating income for the Investment Information segment decreased $10.7 million, or 7.7%, as operating expense increased more than revenue.

Operating expense was up $69.0 million in 2010, with additional costs from acquisitions contributing approximately 45% of the increase. Higher salaries (reflecting expanded headcount) and incentive compensation (including bonus and sales commission expense) also contributed to the increase. Bonus expense increased $10.9 million in 2010, including incremental bonus expense from recent acquisitions. An increase in employee benefits expense, including employee healthcare benefits and the partial reinstatement of matching contributions to our 401(k) plan in the United States, also contributed to the increase, but to a lesser extent.

Operating margin for the Investment Information segment declined 7.1 percentage points in 2010. Approximately 6.4 percentage points of the margin decline reflects higher compensation-related expense as a percentage of revenue. Acquisitions had a slightly negative impact on the margin.

In 2009, operating income for the Investment Information segment was $138.4 million, a slight decrease compared with 2008, as the $4.1 million decline in revenue was partially offset by lower operating expense.

Operating expense decreased $3.8 million in 2009 as cost reductions for bonuses, other compensation expense, and advertising and marketing were partially offset by additional operating expense from acquisitions. Bonus expense declined $11.0 million in 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by $4.3 million in 2009.

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

In the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data. Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

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

We do not disclose a fee range for our Investment Consulting and Retirement Advice businesses because our fee structures are customized by client. In addition, we believe disclosing a fee range would be detrimental to our competitive position. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our periodic filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s average daily account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge 55 basis points for our customized stock portfolios.

This segment represented approximately 20% of our consolidated revenue in 2010, 2009, and 2008, respectively.

Revenue

Investment Management segment revenue increased $18.0 million, or 19.5%, in 2010. Acquisitions contributed $7.5 million of revenue in 2010, primarily from the Intech and OBSR acquisitions. Excluding acquisitions, revenue increased across all product categories in 2010.

Retirement Advice was the main driver of the revenue increase in 2010. We primarily earn license-based fees for the advice and guidance services we provide through our Retirement Advice platform. Revenue for these services increased in 2010 primarily from Advice by Ibbotson, after declining in 2009 because of several smaller client non-renewals.  Investment Consulting and Managed Portfolios also contributed to the revenue increase in 2010, but to a lesser extent.  Higher revenue from Investment Consulting in 2010 was partially offset by a client non-renewal that occurred in the fourth quarter of 2009.

The revenue increase in 2010 represented a positive change from trends in 2009. In 2009, Investment Management revenue was down 17.4%, driven by two Investment Consulting non-renewals. In 2009, Investment Consulting, which was a leading contributor to revenue growth in previous years, accounted for about three-fourths of the segment’s revenue decline. One client did not renew its contract when it expired in the fourth quarter of 2008 and another client did not renew its contract in May 2009. Combined, these contracts represented about $17 million of revenue in 2008. Acquisitions contributed $3.7 million to segment revenue in 2009, partially mitigating the revenue decline.

We had approximately $67.7 million in revenue from asset-based fees in 2010, an increase of approximately 21% compared with $56.0 million in 2009. In 2008, revenue from asset-based fees was $66.6 million. Revenue from asset-based fees made up approximately 12% of consolidated revenue in both 2010 and 2009, down slightly from 13% in 2008. Within the Investment Management segment, revenue from asset-based fees made up approximately 60% of segment revenue over the past three years.

Total assets under advisement and management were $132.9 billion as of December 31, 2010, an increase from $82.6 billion as of December 31, 2009 and $78.8 billion as of December 31, 2008. About $39.0 billion of the total assets as of December 31, 2010 reflects a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Previously, Morningstar created model portfolios for the same client, so the increase in assets represents incremental growth for an existing revenue stream. Excluding assets from the new fund-of-funds program, total assets under advisement and management increased, mainly reflecting positive market performance. Total assets under advisement also include approximately $3.4 billion from the Intech acquisition in July 2009.

The asset totals as of the end of each year don’t fully reflect the change in average asset levels during the year. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $102.3 billion in 2010, up about 35% from $78.6 billion in 2009. In 2009, average asset levels declined from substantially higher levels in 2008. Average assets under advisement and management were $103.9 billion in 2008.

Assets under Advisement for Investment Consulting

	As of December 31
Assets under advisement for Investment Consulting ($ billions)	2010	2009	2008
Ibbotson Associates	$46.4	$39.9	$36.6
Morningstar Associates	60.8	21.5	21.5
Total	$107.2	$61.4	$66.2

We provided Investment Consulting advisory services on approximately $107.2 billion in assets as of December 31, 2010, compared with approximately $61.4 billion as of December 31, 2009 and approximately $66.2 billion as of December 31, 2008. The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios. As mentioned above, assets under advisement as of December 31, 2010 includes approximately $39 billion related to a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Excluding assets from the new fund-of-funds program, assets under advisement for Investment Consulting increased slightly over 2009, mainly reflecting positive market performance partially offset by a client non-renewal that occurred in the fourth quarter of 2009.

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

Assets under Management for Managed Retirement Accounts

	As of December 31
Assets under management for managed retirement accounts ($ billions)	2010	2009	2008
Advice by Ibbotson	$17.6	$14.2	$10.0
Morningstar Retirement Manager	2.0	1.5	1.0
Total	$19.6	$15.7	$11.0

Assets under management for Retirement Advice increased to $19.6 billion as of December 31, 2010, compared with $15.7 billion as of December 31, 2009 and $11.0 billion as of December 31, 2008.

We cannot separately quantify the factors affecting assets under management for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the impact of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances due to market movement.

The tables below show the breakdown of retirement plan participants who had access to the services offered through Morningstar Retirement Manager and Advice by Ibbotson, as well as the number of plan sponsors and plan providers that provide this access.

	As of December 31
Plan Participants (millions)	2010	2009	2008
Advice by Ibbotson	10.1	9.5	8.9
Morningstar Retirement Manager	13.4	11.2	8.3
Total	23.5	20.7	17.2

Plan Sponsors (approximate)	2010	2009	2008
Advice by Ibbotson	68,000	68,000	68,000
Morningstar Retirement Manager	82,000	83,000	72,000
Total	150,000	151,000	140,000

Plan Providers	2010	2009	2008
Advice by Ibbotson	7	7	7
Morningstar Retirement Manager	16	16	17
Total	23	23	24

Morningstar Managed Portfolios

Morningstar Managed Portfolios also contributed to the segment’s revenue increase in 2010, although to a lesser extent than Retirement Advice. The higher revenue mainly reflects higher average asset levels during 2010 compared with 2009. Assets under management for Morningstar Managed Portfolios were $2.7 billion as of December 31, 2010 compared with $2.1 billion as of December 31, 2009 and $1.6 billion as of December 31, 2008, reflecting positive equity market returns and net inflows.

Operating Income

In 2010, operating income for the Investment Management segment increased $3.9 million, or 7.4%, as revenue increased more than operating expense. In contrast, 2009 operating income declined $7.5 million, or 12.4%, as reductions in operating expense were not sufficient enough to outweigh the revenue decline.

In 2010, operating expense in this segment rose $14.1 million, or 35.8%, after declining $11.9 million, or 23.2%, in 2009.  Approximately 40% of the segment’s operating expense increase reflects recent acquisitions. Higher salaries and incentive compensation, including bonuses and sales commissions, contributed approximately two-thirds of the overall operating expense increase in this segment. Bonus expense rose $4.2 million in 2010. Sales commissions and employee benefits, including employee healthcare benefits and matching contributions to our 401(k) plan in the United States, also increased, but to a lesser extent. Operating expense in 2010 also includes $2.0 million related to a separation agreement between Morningstar and the former head of Morningstar Associates. A slight reduction in product implementation fees related to our Advice by Ibbotson service partially offset these increases.

In 2009, the operating expense decrease was primarily because of lower bonus and other compensation-related expense, partially offset by additional operating expense related to the Intech acquisition. Bonus expense declined $10.4 million in 2009. Most of this reduction reflects the changes we made to our bonus program for 2009 as part of our efforts to better align our cost structure with revenue. The reduction in bonus expense also reflects a slowdown in our financial performance in 2009 compared with 2008. Other compensation-related expense was down, primarily because we suspended matching contributions to our 401(k) plan in the United States, reducing operating expense by $1.3 million in 2009. A slight reduction in product implementation fees related to our Advice by Ibbotson service also contributed to the decrease.

The segment’s operating margin in the segment decreased 5.8 percentage points to 51.5% in 2010. The margin decline mainly reflects higher bonus expense as a percentage of revenue. The $2.0 million separation payment reduced the margin by approximately 2.0 percentage points. Salaries and employee benefits also contributed to the margin decline, but to a lesser extent. In addition, acquisitions had a negative impact on the margin of approximately 1.6 percentage points.

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

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded when we allocate the purchase price of acquisitions. The table below shows the components of corporate items that impacted our consolidated operating income:

($000)	2010	2009	2008
Amortization expense	$24,850	$18,963	$16,648
Depreciation expense	7,244	7,386	3,902
Corporate unallocated	31,403	40,296	39,629
Corporate items	$63,497	$66,645	$60,179
% change	(4.7%)	10.7%	13.4%

Amortization of intangible assets increased $5.9 million in 2010 and $2.4 million in 2009, mainly reflecting incremental amortization expense related to acquisitions completed in 2010 and 2009. We paid $281.9 million for acquisitions during the past three years. As of December 31, 2010 and December 31, 2009, respectively, we had $169.0 million and $135.5 million of net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through December 31, 2010, we estimate that aggregate amortization expense for intangible assets will be approximately $25.7 million in 2011. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

After increasing $3.5 million in 2009, depreciation expense for corporate departments did not change significantly in 2010 from 2009. We relocated to our new corporate headquarters in the fourth quarter of 2008, resulting in higher depreciation expense in the subsequent years.

In 2010, corporate unallocated expense decreased $8.9 million, as some expenses recorded in 2009 did not recur in 2010. Corporate unallocated expense in 2009 includes $9.5 million of expense related to adjusting the tax treatment of certain stock options and deposit penalties. In 2010, expense related to liabilities for vacant office space declined $2.2 million. In addition, in 2010 we capitalized approximately $0.8 million of operating expense for software development. These factors, which favorably impact the year-over-year comparison, were partially offset by incremental expense from acquisitions, higher compensation and bonus expense, and higher professional fees.

Corporate unallocated increased $0.7 million in 2009 as certain expenses recorded in 2009 more than offset the expense reductions implemented in 2009. The increases included the $6.1 million of operating expense related to adjusting the tax treatment of certain stock options originally considered incentive stock options, as well as an operating expense for the deposit penalty of $3.4 million. This category also includes a $3.2 million expense to increase lease vacancy reserves, primarily for the former Ibbotson headquarters.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2010	2009	2008
Equity in net income of unconsolidated entities	$1,422	$1,165	$1,321

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK) and Morningstar Sweden AB. In the first six months of 2010, this category also included our portion of the net income (loss) of Morningstar Denmark. In 2009 and 2008, this category also included our portion of the net income (loss) of Morningstar Denmark and Morningstar Korea. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

In 2010, we acquired an additional 75% ownership interest in Morningstar Denmark, increasing our ownership percentage to 100%. As a result, we no longer account for our investment in Morningstar Denmark using the equity method. In July 2010, we began consolidating the assets, liabilities, and results of operations of Morningstar Denmark in our Consolidated Financial Statements.

In 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result, we no longer account for our investment in Morningstar Korea using the equity method. In September 2009, we began consolidating the assets, liabilities, and results of operations of Morningstar Korea in our Consolidated Financial Statements.

We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Consolidated Financial Statements.

Non-Operating Income

The following table presents the components of net non-operating income:

($000)	2010	2009	2008
Interest income, net	$2,437	$3,016	$5,687
Other income (expense), net	4,295	(82)	(1,435)
Non-operating income, net	$6,732	$2,934	$4,252

Interest income, net mainly reflects interest from our investment portfolio. Net interest income decreased $0.6 million in 2010 and $2.7 million during 2009. The decrease in both years reflects lower returns on our invested balances during the year.

Other income, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. In 2010, we recorded a holding gain of approximately $4.6 million. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition. In 2009, we recorded a holding gain of approximately $0.4 million when we increased our ownership in Morningstar Korea.

Income Tax Expense

The following table summarizes our effective tax rate:

($000)	2010	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$127,791	$127,607	$143,128
Equity in net income of unconsolidated entities	1,422	1,165	1,321
Net (income) loss attributable to noncontrolling interests	(87)	132	(397)
Total	$129,126	$128,904	$144,052
Income tax expense	$42,756	$46,775	$54,423
Effective tax rate	33.1%	36.3%	37.8%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

In 2010, our effective tax rate was 33.1%, a decrease of 3.2 percentage points compared with 2009. The lower tax rate in 2010 reflects the positive impact of certain income tax benefits, including the difference between U.S. federal and foreign tax rates, tax credits related to Morningstar’s research and development activities, and the use of foreign net operating losses that had previously been subject to a valuation allowance. These items favorably impacted our effective tax rate by approximately 3.7 percentage points in 2010.

Income tax expense in 2010 includes approximately $1.7 million of non-cash expense related to the $4.6 million holding gain we recorded in conjunction with the acquisition of Morningstar Denmark. This income tax expense did not have a significant impact on our effective tax rate in 2010.

In 2009, our effective tax rate decreased by 1.5 percentage points compared with 2008 despite several items that increased our effective tax rate. State income taxes represented 2.7 percentage points of our effective tax rate compared with 1.5 percentage points in 2008, due to a favorable impact from reducing accruals for state income taxes in 2008 that did not recur in 2009.

Second, in 2009, we recorded an operating expense of $3.4 million for penalties related to the timing of deposits for taxes withheld on stock-option exercises. This penalty is not deductible for income tax purposes and increased our effective tax rate by 1.1 percentage points.

The $6.1 million of operating expense related to adjusting the tax treatment of stock options originally considered incentive stock options increased the effective tax rate by 0.8 percentage points, as these operating expenses are subject to deduction limitations for income tax purposes.

The above items, which increased our effective tax rate, were partially offset by three main factors. First, research and development and foreign tax credits, some from previous years, reduced the 2009 effective tax rate by 2.5 percentage points. A reversal of reserves for uncertain tax positions, primarily as a result of a lapse in the statute of limitations, also reduced our effective tax rate by 1.4 percentage points in 2009.

As of December 31, 2010, we had net operating loss (NOL) carryforwards of $49.0 million related to our non-U.S. operations and have recorded a valuation allowance against all but $5.6 million of these NOLs. Because of the historical operating losses for certain non-U.S. operations, a valuation allowance is required because we do not believe that we will be able to use all of our non-U.S. NOLs.

Certain positions we have taken or intend to take on our U.S. and non-U.S. tax returns may be reviewed by tax authorities in the jurisdictions in which we operate. As of December 31, 2010, we had approximately $9.1 million of gross unrecognized tax benefits, of which $8.5 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $6.9 million. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

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

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit. Over the past three years, we invested $281.9 million for acquisitions, less cash acquired, with internally generated funds.

We expect to make a recurring quarterly dividend payment. We paid our first dividend in January 2011 to shareholders of record as of December 31, 2010. This dividend was 5 cents per share for a total cash payment of $2.5 million. In September 2010, our board of directors also approved a share repurchase program that authorizes a repurchase of up to $100 million of our outstanding common stock. Through December 31, 2010, we paid $3.8 million to repurchase shares of our common stock under this program. From time to time we may repurchase shares at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

Cash, Cash Equivalents, and Investments

As of December 31, 2010, we had cash, cash equivalents, and investments of $365.4 million, an increase of $22.9 million compared with December 31, 2009. This increase mainly reflects cash provided by operating activities and proceeds received from employee stock-option exercises, partially offset by payments for acquisitions and capital expenditures.

We used a portion of our cash and investments balances in the first quarter of 2011 to make annual bonus payments of approximately $38 million. In 2011, we expect to pay approximately $4.2 million to two former executives as part of previously announced separation agreements.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In 2010, cash provided by operating activities was $123.4 million, an increase of $22.2 million over 2009. The increase primarily reflects lower bonus payments in 2010. We paid $21.4 million in annual bonus payments in the first quarter of 2010, compared with $58.9 million in 2009. The bonuses paid in 2009 included approximately $48.9 million of bonus expense recorded in 2008 and approximately $10.0 million of bonus payments deferred from 2007. In accordance with bonus program revisions adopted in January 2009, we no longer defer payment of a portion of the bonus from prior years.

In addition, in 2010, we paid $4.9 million to one former and two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options.

In 2009, cash provided by operating activities was $101.3 million, driven by $115.0 million of net income (adjusted for non-cash items) partially offset by $13.7 million of changes in our net operating assets and liabilities, mainly driven by bonus payments. We paid $58.9 million for bonuses in 2009, including $10.0 million in deferred payments from 2007. The cash flow impact of these payments was partially offset by the cash flow benefit from accrued compensation for the 2009 bonuses.

In 2008, cash provided by operating activities was $149.3 million, driven by $112.2 million of net income (adjusted for non-cash items) and $37.1 million of changes in our net operating assets and liabilities. Changes in our operating assets and liabilities benefited from a $18.9 million increase in deferred rent related to tenant improvement allowances received in connection with the build-out of our new headquarters, a $46.9 million increase in accrued compensation, and a $41.9 million increase in income taxes payable. Bonus payments of approximately $49.3 million and tax payments of $19.8 million offset these cash flow benefits.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Cash used for investing activities was $87.9 million in 2010, $174.7 million in 2009, and $179.1 million in 2008.

Cash used for acquisitions in 2010, net of cash acquired, was $102.3 million. We completed seven acquisitions in 2010. The majority of the cash used for acquisitions was related to our purchase of Realpoint, OBSR, Morningstar Denmark, and the annuity intelligence business of Advanced Sales and Marketing Corp. In comparison, cash used for acquisitions, net of acquired cash, was $74.2 million in 2009. We completed six acquisitions in 2009 and increased our investment in Morningstar Korea. The majority of the cash used for acquisitions was related to our purchase of LIM and our acquisition of the equity research and data business CPMS. In 2008, cash used for acquisitions, net of cash acquired, was $105.4 million, with the majority of this used for our acquisition of the Hemscott data, media, and investor relations website businesses and Tenfore Systems Limited.

In 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $28.6 million. In contrast, purchases of investments, net of proceeds from the maturity and sale of investments, were $83.9 million and $24.9 million in 2009 and 2008, respectively. In 2010, we transferred funds from our investment portfolio to cash and cash equivalents to pay for acquisitions made in 2010. As of December 31, 2010 and 2009, we had investments, consisting primarily of fixed-income securities, of $185.2 million and $212.1 million, respectively. As of December 31, 2010, our investments represented approximately 51% of our total cash, cash equivalents, and investments, down 11 percentage points compared with December 31, 2009.

Capital expenditures were $14.8 million, $12.4 million, and $48.5 million in 2010, 2009, and 2008, respectively. The 2010 capital expenditures include spending for our new office space in Shenzhen, China. Capital expenditures peaked in 2008 when we paid for the build-out of our new headquarters in Chicago. Some of the cash outlay for this investment continued into 2009. Capital expenditures in 2009 also include investment for a couple of our office locations in Europe. Tenant improvement allowances of $16.3 million, which are included in cash provided by operating activities, reduced the total amount of cash we paid for the headquarters build-out in 2008. We expect to make capital expenditures of approximately $14 million to $17 million in 2011, primarily for leasehold improvements at new and existing office locations. A portion of this includes remaining payments for our new development center in China.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows are offset by cash used to repurchase outstanding common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 11 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2010.

In 2010, cash provided by financing activities was $12.5 million. Proceeds from stock-option exercises totaled $9.2 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $7.5 million. Partially offsetting these inflows was $3.8 million of cash used to repurchase outstanding common stock through our share repurchase program. In 2010, cash provided by financing activities decreased by $12.8 million, driven by a decrease in proceeds from stock-option exercises, a decline in excess tax benefits, and (to a lesser extent) cash used to repurchase common shares.

In 2009, cash provided by financing activities was $25.3 million. Proceeds from stock-option exercises totaled $16.4 million and excess tax benefits related to stock option exercises and vesting of restricted stock units totaled $8.7 million. In 2009, cash provided by financing activities decreased by $25.4 million, or 50.1%, compared with 2008, driven mostly by a $17.9 million decline in excess tax benefits, and to a lesser extent by a $7.0 million decline in proceeds from stock-option exercises. The decrease mainly reflects a lower average stock price at the time the stock options were exercised and a decrease in the number of options exercised.

Employees exercised approximately 0.8 million, 1.4 million, and 2.4 million stock options in 2010, 2009, and 2008, respectively. The total intrinsic value of options exercised during 2010, 2009, and 2008 was $31.4 million, $37.4 million, and $113.6 million, respectively.

Acquisitions

We invested a total of $281.9 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 7 of the Notes to our Consolidated Financial Statements.

Subsequent Events

See Note 18 in the Notes to our Consolidated Financial Statements for information on events subsequent to December 31, 2010.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We discuss our significant accounting policies in Note 3 of the Notes to our Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires our management team to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense, and related disclosures included in our Consolidated Financial Statements.

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

We make judgments at the beginning of an arrangement regarding whether or not collection is probable. Probability of collection is assessed on a case-by-case basis. We typically sell to institutional customers with whom we have a history of successful collections.

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2010, our deferred revenue was $146.3 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired several companies that complement our business operations. Over the past three years, the total cash paid for acquisitions, less cash acquired, was $281.9 million. As of December 31, 2010, we have recorded $317.7 million of goodwill arising from acquisitions. As of December 31, 2010, we allocated $251.7 million of gross value to intangible assets, primarily for customer-related assets, technology-based assets, and intellectual property. The estimated useful lives of the intangible assets range from one to 25 years.

Management judgment is required in allocating the purchase price to the acquired assets and liabilities. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill in accordance with ASC 805, Business Combinations. Once it has been determined that recognition of an asset or liability in a business combination is appropriate, the asset or liability generally is measured at fair value in accordance with the principles of ASC 820, Fair Value Measurements and Disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The determination of the fair values of intangible assets requires significant management judgment in each of the following areas:

•                  Identify the acquired intangible assets: For each acquisition, we identify the intangible assets acquired. These intangible assets generally consist of customer relationships, trademarks and tradenames, technology-related intangibles including internally developed software and databases, and non-compete agreements.

•                  Estimate the fair value of these intangible assets: We consider various approaches to value the intangible assets.  These valuation approaches include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with another asset of like utility; the market approach, which values the asset through an analysis of sales and offerings of comparable assets; and the income approach, which measures the value of an asset based by measuring the present worth of the economic benefits it is expected to produce.

•                  Estimate the remaining useful life of the assets: For each intangible asset, we use judgment and assumptions to establish the remaining useful life of the asset. For example, for customer relationships, we determine the estimated useful life with reference to observed customer attrition rates. For technology-related assets such as databases, we make judgments about the demand for current data and historical metrics in establishing the remaining useful life. For internally developed software, we estimate an obsolescence factor associated with the software.

•                  Assess the appropriate method for recording amortization expense over the intangible asset’s useful life: We use judgment to determine the rate at which the amortization expense should be recognized. In accordance with ASC 350, Intangibles — Goodwill and Other, the method of amortization should reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method should be used. Based on this guidance, we amortize intangible assets over their expected useful life using a straight-line amortization method.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2010 was $317.7 million. In accordance with ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill. Instead, it is subject to an impairment test annually, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments and constitute businesses for which discrete financial information, which is regularly reviewed by management, is available. We performed annual impairment reviews in the fourth quarter of 2010, 2009, and 2008 and did not record any impairment losses in these years, reflecting our assessment that our estimates of fair value substantially exceeded the carrying value of our reporting units.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2010 includes $62.1 million of property, equipment, and capitalized software, net of accumulated depreciation, and $169.0 million of intangible assets, net of accumulated amortization. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Stock-Based Compensation

We include stock-based compensation expense in each of our operating expense categories. Our stock-based compensation expense primarily reflects grants of restricted stock units and restricted stock.

Under FASB ASC 718, Compensation—Stock Compensation, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We ultimately adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions would only impact the timing of expense recognition over the vesting period.

Because our largest annual equity grants typically have vesting dates in the second quarter of the year, we adjust the stock-based compensation expense at that time to reflect those awards that ultimately vested. In addition, we update our estimate of the forfeiture rate that will be applied to awards not yet vested. In 2010 and 2009, we recorded approximately $0.2 million of additional stock-based compensation expense related to these changes in estimates.

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

Tax law requires us to include items in our tax return at different times from when these items are reflected in our Consolidated Statements of Income. As a result, the effective tax rate reflected in our Consolidated Financial Statements is different from the tax rate reported on our tax return (our cash tax rate). Some of these differences, such as expenses that are not deductible in our tax return, are permanent. Other differences, such as depreciation expense, reverse over time. These timing differences create deferred tax assets and liabilities. We determine our deferred tax assets and liabilities based on temporary differences between the financial reporting and the tax basis of assets and liabilities. The excess tax benefits associated with stock-option exercises and vesting of restricted stock units also create a difference between our cash tax rate and the effective tax rate in our Consolidated Income Statement.

As of December 31, 2010, we had gross deferred tax assets of $37.6 million and gross deferred tax liabilities of $43.3 million. The deferred tax assets include $13.0 million of deferred tax assets related to $49.0 million of net operating losses (NOLs) of our non-U.S. operations. Because of the historical operating losses of certain of the non-U.S. operations that generated these NOLs, we have recorded a valuation allowance against all but approximately $5.6 million of the NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations, which we describe in Note 16 of the Notes to our Consolidated Financial Statements. These legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and government actions. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be impacted.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit. For Morningstar, ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011.

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products and also does not affect software revenue arrangements that include services if the software is essential to the functionality of those services. We adopted ASU No. 2009-14 effective January 1, 2011 and do not anticipate any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances, and settlements on a gross basis. We adopted the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward effective January 2011 and do not anticipate any impact on our Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making this determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. For Morningstar, ASU No. 2010-28 is effective on January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Morningstar, ASU No. 2010-29 is effective prospectively for business combinations occurring on or after January 1, 2011.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2010 and the expected timing of cash payments related to these contractual obligations:

($000)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$19,398	$16,391	$14,279	$14,723	$14,296	$74,458	$153,545
Unrecognized tax benefits (2)	654	—	—	—	—	—	654
Remaining payments related to Shenzhen office build-out	1,694	—	—	—	—	—	1,694
Total	$21,746	$16,391	$14,279	$14,723	$14,296	$74,458	$155,893

(1)	The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2)

Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents amounts for which the statues of limitations are expected to lapse during 2011. The table excludes $8.2 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2010, for which we cannot make a reasonably reliable estimate of the period of payment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. Our investment portfolio is mainly invested in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of December 31, 2010, our cash, cash equivalents, and investments balance was $365.4 million. Based on our estimates, a 100 basis-point change in interest rates would have increased or decreased the fair value of our investment portfolio by approximately $0.8 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule presented in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Morningstar, Inc.

We have audited Morningstar, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Morningstar, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Morningstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Morningstar, Inc. and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

February 28, 2011

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2010	2009	2008
Revenue	$555,351	$478,996	$502,457
Operating expenses: (1)
Cost of goods sold	157,068	128,616	130,085
Development	49,244	38,378	40,340
Sales and marketing	95,473	71,772	81,651
General and administrative	92,843	83,596	85,509
Depreciation and amortization	39,664	31,961	25,996
Total operating expense	434,292	354,323	363,581

Operating income	121,059	124,673	138,876

Non-operating income (expense):
Interest income, net	2,437	3,016	5,687
Other income (expense), net	4,295	(82)	(1,435)
Non-operating income, net	6,732	2,934	4,252

Income before income taxes and equity in net income of unconsolidated entities	127,791	127,607	143,128

Income tax expense	42,756	46,775	54,423

Equity in net income of unconsolidated entities	1,422	1,165	1,321

Consolidated net income	86,457	81,997	90,026

Net (income) loss attributable to noncontrolling interests	(87)	132	(397)

Net income attributable to Morningstar, Inc.	$86,370	$82,129	$89,629

Net income per share attributable to Morningstar, Inc.:
Basic	$1.75	$1.71	$1.94
Diluted	$1.70	$1.65	$1.82

Dividends declared per common share	$0.05	—	—

Weighted average shares outstanding:
Basic	49,249	48,112	46,139
Diluted	50,555	49,793	49,213

		2010	2009	2008
(1)	Includes stock-based compensation expense of:
	Cost of goods sold	$3,473	$2,666	$2,058
	Development	1,840	1,570	1,402
	Sales and marketing	1,786	1,587	1,449
	General and administrative	6,694	5,770	6,372
Total stock-based compensation expense		$13,793	$11,593	$11,281

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$180,176	$130,496
Investments	185,240	212,057
Accounts receivable, less allowance of $1,056 and $1,339, respectively	110,891	82,330
Deferred tax asset, net	2,860	1,109
Income tax receivable, net	10,459	5,541
Other	17,654	12,564
Total current assets	507,280	444,097
Property, equipment, and capitalized software, net	62,105	59,828
Investments in unconsolidated entities	24,262	24,079
Goodwill	317,661	249,492
Intangible assets, net	169,023	135,488
Other assets	5,971	6,099
Total assets	$1,086,302	$919,083

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$42,680	$30,524
Accrued compensation	62,404	48,902
Deferred revenue	146,267	127,114
Other	1,373	962
Total current liabilities	252,724	207,502
Accrued compensation	4,965	4,739
Deferred tax liability, net	19,975	14,640
Other long-term liabilities	27,213	26,413
Total liabilities	304,877	253,294

Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 49,874,392 and 48,768,541 shares were outstanding as of December 31, 2010 and 2009, respectively	5	5
Treasury stock at cost, 279,456 shares as of December 31, 2010 and 222,653 shares as of December 31, 2009	(6,641)	(3,130)
Additional paid-in capital	458,426	428,139
Retained earnings	323,408	239,573
Accumulated other comprehensive income (loss):
Currency translation adjustment	4,503	(337)
Unrealized gain on available-for-sale investments	615	370
Total accumulated other comprehensive income (loss)	5,118	33
Total Morningstar, Inc. shareholders’ equity	780,316	664,620
Noncontrolling interests	1,109	1,169
Total equity	781,425	665,789
Total liabilities and equity	$1,086,302	$919,083

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Equity and Comprehensive Income (Loss)

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
	Common Stock			Additional		Other	Non
	Shares	Par	Treasury	Paid-In	Retained	Comprehensive	Controlling	Total
(in thousands except share amounts)	Outstanding	Value	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2007 — as reported	44,843,166	$4	$(3,280)	$332,164	$71,757	$7,658	$—	$408,303
Cumulative effect of prior year adjustments	—	—	—	(1,946)	(3,942)	—	—	(5,888)
Balance as of December 31, 2007 — as adjusted	44,843,166	4	(3,280)	330,218	67,815	7,658	—	402,415
Comprehensive income (loss):
Net income		—	—	—	89,629	—	397	90,026
Unrealized gains on available-for-sale investments, net of income tax of $252		—	—	—	—	429	—	429
Foreign currency translation adjustment, net		—	—	—	—	(23,972)	—	(23,972)
Total comprehensive income (loss)		—	—	—	89,629	(23,543)	397	66,483
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	2,439,792	—	—	23,428	—	—	—	23,428
Stock-based compensation		—	—	11,281	—	—	—	11,281
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	26,638	—	—	—	26,638
Balance as of December 31, 2008	47,282,958	4	(3,280)	391,565	157,444	(15,885)	397	530,245
Comprehensive income (loss):
Net income		—	—	—	82,129	—	(132)	81,997
Unrealized loss on available-for-sale investments, net of income tax of $66		—	—	—	—	(111)	—	(111)
Foreign currency translation adjustment, net		—	—	—	—	16,029	(29)	16,000
Total comprehensive income (loss)		—	—	—	82,129	15,918	(161)	97,886
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,485,583	1	150	16,288	—	—	—	16,439
Stock-based compensation		—	—	11,593	—	—	—	11,593
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	8,693	—	—	—	8,693
Non-controlling interest in Morningstar Korea		—	—	—	—	—	933	933
Balance as of December 31, 2009	48,768,541	5	(3,130)	428,139	239,573	33	1,169	665,789
Comprehensive income (loss):
Net income		—	—	—	86,370	—	87	86,457
Unrealized gain available-for-sale investments, net of income tax of $149		—	—	—	—	245	—	245
Foreign currency translation adjustment, net		—	—	—	—	4,840	69	4,909
Total comprehensive income (loss)		—	—	—	86,370	5,085	156	91,611
Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,182,069	—	274	8,946	—	—	—	9,220
Common shares repurchased	(76,218)	—	(3,785)	—	—	—	—	(3,785)
Stock-based compensation — restricted stock units		—	—	12,545	—	—	—	12,545
Stock-based compensation — restricted stock				1,248				1,248
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	7,507	—	—	—	7,507
Dividends declared — common shares outstanding				—	(2,494)	—	—	(2,494)
Dividends declared — restricted stock units				41	(41)	—	—	—
Adjustment to noncontrolling interest		—	—	—	—	—	(216)	(216)
Balance as of December 31, 2010	49,874,392	$5	$(6,641)	$458,426	$323,408	$5,118	$1,109	$781,425

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2010	2009	2008
Operating activities
Consolidated net income	$86,457	$81,997	$90,026
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	39,664	31,961	25,996
Deferred income tax expense (benefit)	211	(2,207)	11,901
Stock-based compensation	13,793	11,593	11,281
Provision for bad debt	413	1,292	242
Equity in net income of unconsolidated entities	(1,422)	(1,165)	(1,321)
Excess tax benefits from stock option exercises and vesting of restricted stock units	(7,507)	(8,693)	(26,638)
Holding gain upon acquisition of additional ownership of equity method investments	(4,564)	(352)	—
Other, net	(90)	575	727
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23,652)	12,364	(658)
Other assets	(2,341)	2,521	1,573
Accounts payable and accrued liabilities	(759)	(9,476)	691
Accrued compensation	12,166	(26,729)	(2,333)
Deferred revenue	5,752	(8,704)	(1,595)
Income taxes payable	4,569	11,676	22,078
Deferred rent	1,364	5,679	18,906
Other liabilities	(638)	(1,076)	(1,537)
Cash provided by operating activities	123,416	101,256	149,339

Investing activities
Purchases of investments	(186,283)	(176,770)	(134,117)
Proceeds from maturities and sales of investments	214,929	92,851	109,172
Capital expenditures	(14,771)	(12,372)	(48,519)
Acquisitions, net of cash acquired	(102,324)	(74,175)	(105,410)
Other, net	500	(4,209)	(250)
Cash used for investing activities	(87,949)	(174,675)	(179,124)

Financing activities
Proceeds from stock option exercises	9,220	16,439	23,428
Excess tax benefits from stock option exercises and vesting of restricted stock units	7,507	8,693	26,638
Common shares repurchased	(3,785)	—	—
Other, net	(417)	188	671
Cash provided by financing activities	12,525	25,320	50,737

Effect of exchange rate changes on cash and cash equivalents	1,688	4,704	(6,637)
Net increase (decrease) in cash and cash equivalents	49,680	(43,395)	14,315
Cash and cash equivalents — Beginning of year	130,496	173,891	159,576
Cash and cash equivalents — End of year	$180,176	$130,496	$173,891

Supplemental disclosures of cash flow information
Cash paid for income taxes	$37,624	$38,009	$19,782

Supplemental information of non-cash investing and financing activities

Unrealized gain (loss) on available-for-sale investments	$394	$(177)	$672

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), is a provider of independent investment research to investors around the world. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants. We have operations in 26 countries.

2. Restatement

In 2010, we determined that the cumulative effect of adjustments related to prior periods were material, in aggregate, if recorded in our 2010 financial statements. These amounts related primarily to our accounting for deferred taxes and, to a lesser extent, to expense adjustments associated with vacant office space and rent for one of our office leases. We evaluated the effects of these errors on our prior periods’ Consolidated Financial Statements, individually and in the aggregate, in accordance with the materiality guidance provided by the SEC staff, as included in SAB Topics 1M and 1N, and concluded that no prior period is materially misstated. However, in accordance with the provisions of these SAB Topics, we are restating our Consolidated Financial Statements, as of and for the years ended December 31, 2009 and 2008, as follows:

	Consolidated Statements of Income Data
	2009			2008
(in thousands except per share amounts)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
General and administrative expense	$82,949	$647	$83,596	$85,266	$243	$85,509
Operating expense	$353,676	$647	$354,323	$363,338	$243	$363,581
Operating income	$125,320	$(647)	$124,673	$139,119	$(243)	$138,876
Income before income taxes and equity in net income of unconsolidated entities	$128,254	$(647)	$127,607	$143,371	$(243)	$143,128
Income tax expense	$47,095	$(320)	$46,775	$51,763	$2,660	$54,423
Consolidated net income	$82,324	$(327)	$81,997	$92,929	$(2,903)	$90,026
Net income attributable to Morningstar, Inc.	$82,456	$(327)	$82,129	$92,532	$(2,903)	$89,629
Net income per share attributable to Morningstar, Inc. - basic	$1.71	$—	$1.71	$2.01	$(0.07)	$1.94
Net income per share attributable to Morningstar, Inc. - diluted	$1.66	$(0.01)	$1.65	$1.88	$(0.06)	$1.82

Consolidated Balance Sheet Data
	As of December 31, 2009
($000)	Previously Reported	Adjustments	Restated
Goodwill	$249,992	$(500)	$249,492
Total assets	$919,583	$(500)	$919,083
Accounts payable and accrued liabilities	$29,901	$623	$30,524
Total current liabilities	$206,879	$623	$207,502
Deferred tax liability, net	$4,678	$9,962	$14,640
Total liabilities	$242,709	$10,585	$253,294
Additional paid-in capital	$432,052	$(3,913)	$428,139
Retained earnings	$246,745	$(7,172)	$239,573
Total Morningstar, Inc. shareholders’ equity	$675,705	$(11,085)	$664,620
Total equity	$676,874	$(11,085)	$665,789
Total liabilities and equity	$919,583	$(500)	$919,083

Consolidated Statements of Cash Flows Data
	2009			2008
($000)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Operating activities
Consolidated net income	$82,324	$(327)	$81,997	$92,929	$(2,903)	$90,026
Deferred income tax (benefit) expense	$(1,887)	$(320)	$(2,207)	$9,241	$2,660	$11,901
Excess tax benefits from stock option exercises and vesting of restricted stock units	$(13,767)	$5,074	$(8,693)	$(23,531)	$(3,107)	$(26,638)
Accounts payable and accrued liabilities	$(3,654)	$(5,822)	$(9,476)	$3,008	$(2,317)	$691
Deferred rent	$(790)	$6,469	$5,679	$16,346	$2,560	$18,906
Cash provided by operating activities	$96,182	$5,074	$101,256	$152,446	$(3,107)	$149,339
Financing activities
Excess tax benefits from stock option exercises and vesting of restricted stock units	$13,767	$(5,074)	$8,693	$23,531	$3,107	$26,638
Cash provided by financing activities	$30,394	$(5,074)	$25,320	$47,630	$3,107	$50,737

Consolidated Statement of Equity and Comprehensive Income (Loss) Data - Additional Paid in Capital
($000)	Previously Reported	Adjustments	Restated

Balance as of December 31, 2007	$332,164	$(1,946)	$330,218
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	23,428	—	23,428
Stock-based compensation expense	11,281	—	11,281
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units	23,531	3,107	26,638
Balance as of December 31, 2008	$390,404	$1,161	$391,565
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	16,288	—	16,288
Stock-based compensation expense	11,593	—	11,593
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units	13,767	(5,074)	8,693
Balance as of December 31, 2009	$432,052	$(3,913)	$428,139

Consolidated Statement of Equity and Comprehensive Income (Loss) Data - Retained Earnings
($000)	Previously Reported	Adjustments	Restated

Balance as of December 31, 2007	$71,757	$(3,942)	$67,815
Net income	92,532	(2,903)	89,629
Balance as of December 31, 2008	$164,289	$(6,845)	$157,444
Net income	82,456	(327)	82,129
Balance as of December 31, 2009	$246,745	$(7,172)	$239,573

Consolidated Statement of Equity and Comprehensive Income (Loss) Data - Total Equity
($000)	Previously Reported	Adjustments	Restated
Balance as of December 31, 2007	$408,303	$(5,888)	$402,415
Net income	92,929	(2,903)	90,026
Unrealized gains on available-for-sale investments, net of tax of $252	429	—	429
Foreign currency translation adjustment, net	(23,972)	—	(23,972)
Total comprehensive income	69,386	(2,903)	66,483
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	23,428	—	23,428
Stock-based compensation expense	11,281	—	11,281
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units	23,531	3,107	26,638
Balance as of December 31, 2008	$535,929	$(5,684)	$530,245
Net income	82,324	(327)	81,997
Unrealized loss on available-for-sale investments, net of tax of $66	(111)	—	(111)
Foreign currency translation adjustment, net	16,000	—	16,000
Total comprehensive income	98,213	(327)	97,886
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	16,439	—	16,439
Stock-based compensation expense	11,593	—	11,593
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units	13,767	(5,074)	8,693
Noncontrolling interest, Morningstar Korea	933	—	933
Balance as of December 31, 2009	$676,874	$(11,085)	$665,789

Segment Data
	2009			2008
($000)	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Operating expense, excluding stock-based compensation expense, depreciation, and amortization
Investment Information	$236,954	$147	$237,101	$241,435	$243	$241,678
Corporate items	$35,872	$500	$36,372	$35,616	$—	$35,616
Consolidated	$310,122	$647	$310,769	$326,061	$243	$326,304

Operating income (loss)
Investment Information	$138,576	$(147)	$138,429	$138,902	$(243)	$138,659
Corporate items	$(66,145)	$(500)	$(66,645)	$(60,179)	$—	$(60,179)
Consolidated operating income	$125,320	$(647)	$124,673	$139,119	$(243)	$138,876

3. Summary of Significant Accounting Policies

The acronyms that appear in these Notes to our Consolidated Financial Statements refer to the following:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
SEC	Securities and Exchange Commission

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

We account and report the noncontrolling (minority) interests in our Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We report the noncontrolling interest  in our Consolidated Balance Sheet within equity separate from the shareholders’ equity attributable to Morningstar, Inc. In addition, we present the net income (loss) and comprehensive income (loss) attributed to Morningstar, Inc.’s shareholders and the noncontrolling interest in our Consolidated Statements of Income and Consolidated Statements of Equity and Comprehensive Income (Loss).

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

Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the 2010 presentation.

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

•                Held-to-maturity:  We classify certain investments, primarily certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets.

•                Trading:  We classify certain other investments, primarily equity securities, as trading securities, primarily to satisfy the requirements of one of our wholly owned subsidiaries, which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments as a component of our operating income in the Consolidated Statements of Income. We record these securities at their fair value in our Consolidated Balance Sheets.

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

FASB ASC 820 uses a fair value hierarchy based on three broad levels of valuation inputs as described below:

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

We provide additional information about our investments that are subject to valuation under FASB ASC 820 in Note 6 in these Notes to our Consolidated Financial Statements.

The Fair Value Option for Financial Assets and Financial Liabilities. FASB ASC 825, Financial Instruments, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. FASB ASC 825 allows the fair value option to be elected on an instrument-by-instrument basis when the asset or liability is initially recognized or when there’s an event that gives rise to a new basis of accounting for that instrument. We do not apply this fair value option to any of our eligible assets.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2010, 2009, and 2008, no single customer represented 10% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation. We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software, FASB ASC 350-50, Website Development Costs, and FASB ASC 985, Software. Internal product development costs mainly consist of employee costs for developing new web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years.

Business Combinations. Over the past several years, we have acquired companies that complement our business operations. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill. For acquisitions completed in 2010 and 2009, we follow FASB ASC 805, Business Combinations. We recognize and measure the fair value of the acquired operation as a whole, and the assets acquired and liabilities assumed at their full fair values as of the date control is obtained, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. We expense direct costs related to the business combination, such as advisory, accounting, legal, valuation, and other professional fees, as incurred. We recognize restructuring costs, including severance and relocation for employees of the acquired entity, as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations on the acquisition date. Prior to January 1, 2009, we generally included acquisition-related costs and restructuring costs as part of the cost of the acquired business.

As part of the purchase price allocation, we follow the requirements of FASB ASC 740, Income Taxes. This includes establishing deferred tax assets or liabilities reflecting the difference between the values assigned for financial statement purposes and values applicable for income tax purposes. In certain acquisitions, the goodwill resulting from the purchase price allocation may not be deductible for income tax purposes. FASB ASC 740 prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. Our reporting units are components of our reportable segments. We performed annual impairment reviews in the fourth quarter of 2010, 2009, and 2008. We did not record any impairment losses in 2010, 2009 or 2008.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. We did not record any impairment losses in 2010, 2009, or 2008.

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

Deferred revenue represents the portion of subscriptions billed or collected in advance of the service being provided, which we expect to recognize to revenue in future periods. Certain arrangements may have cancellation or refund provisions. If we make a refund, it typically reflects the amount collected from a customer for which services have not yet been provided. The refund therefore results in a reduction of deferred revenue.

We follow the standards established in FASB ASC 605, Revenue Recognition, including subtopic 25, Multiple-Element Arrangements, and FASB ASC 985-605, Software—Revenue Recognition.

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

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The table below summarizes our advertising expense for the past three years:

($000)	2010	2009	2008
Advertising expense	$8,572	$7,361	$10,549

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense is mainly related to grants of restricted stock units and restricted stock. We measure the fair value of our restricted stock units and restricted stock on the date of grant based on the closing market price of Morningstar’s common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

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

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in our Consolidated Statements of Income. We classify liabilities related to unrecognized tax benefits as either current liabilities or “Other long-term liabilities” in our Consolidated Balance Sheet, depending on when we expect to make payment.

Income per Share. We compute and present income per share in accordance with FASB ASC 260, Earnings Per Share. The difference between weighted average shares outstanding and diluted shares outstanding primarily reflects the dilutive effect associated with our stock-based compensation plans.

Beginning in 2010, we compute income per share in accordance with FASB ASC 260-10-45-59A, Participating Securities and the Two Class Method. In May 2010, we issued restricted stock in conjunction with the acquisition of Realpoint, LLC.

Because the restricted stock contains nonforfeitable rights to dividends, it meets the criteria of a participating security. Under the two-class method, we allocate earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, we reduce our reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders.

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

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2010	2009	2008

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$86,370	$82,129	$89,629
Less: Distributed earnings available to participating securities	(10)	—	—
Less: Undistributed earnings available to participating securities	(335)	—	—
Numerator for basic net income per share – undistributed and distributed earnings available to common shareholders	$86,025	$82,129	$89,629

Weighted average common shares outstanding	49,249	48,112	46,139

Basic net income per share attributable to Morningstar, Inc.	$1.75	$1.71	$1.94

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share – undistributed and distributed earnings available to common shareholders	$86,025	$82,129	$89,629
Add: Undistributed earnings allocated to participating securities	335	—	—
Less: Undistributed earnings reallocated to participating securities	(326)	—	—
Numerator for diluted net income per share – undistributed and distributed earnings available to common shareholders	$86,034	$82,129	$89,629

Weighted average common shares outstanding	49,249	48,112	46,139
Net effect of dilutive stock options and restricted stock units	1,306	1,681	3,074
Weighted average common shares outstanding for computing diluted income per share	50,555	49,793	49,213

Diluted net income per share attributable to Morningstar, Inc.	$1.70	$1.65	$1.82

5. Segment and Geographical Area Information

Morningstar has two operating segments:

•  Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, Site Builder and Licensed Tools, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Site Builder and Licensed Tools are services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

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

Our segment accounting policies are the same as those described in Note 3, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category Our segment disclosures are consistent with the business segment information provided to our chief operating decision maker on a recurring basis; for that reason, we don’t present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of FASB ASC 350-20-50, Intangibles - Goodwill - Disclosure.

The following tables present information about our operating segments:

2010 Segment Information

	Year ended December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$444,957	$110,394	$—	$555,351
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	301,722	51,361	27,752	380,835
Stock-based compensation expense	8,110	2,032	3,651	13,793
Depreciation and amortization	7,385	185	32,094	39,664
Operating income (loss)	$127,740	$56,816	$(63,497)	$121,059

Capital expenditures	$11,796	$82	$2,893	$14,771

U.S. revenue				$398,215
Non-U.S. revenue				$157,136

	As of December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

2009 Segment Information

	Year ended December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$386,642	$92,354	$—	$478,996
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	237,101	37,296	36,372	310,769
Stock-based compensation expense	5,704	1,965	3,924	11,593
Depreciation and amortization	5,408	204	26,349	31,961
Operating income (loss)	$138,429	$52,889	$(66,645)	$124,673

Capital expenditures	$10,633	$651	$1,088	$12,372

U.S. revenue				$349,836
Non-U.S. revenue				$129,160

	As of December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$217,258	$32,234	$—	$249,492

U.S. long-lived assets				$42,884
Non-U.S. long-lived assets				$16,944

2008 Segment Information

	Year ended December 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Revenue	$390,693	$111,764	$—	$502,457
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	241,678	49,010	35,616	326,304
Stock-based compensation expense	5,271	1,997	4,013	11,281
Depreciation and amortization	5,085	361	20,550	25,996
Operating income (loss)	$138,659	$60,396	$(60,179)	$138,876

Capital expenditures	$34,878	$5,991	$7,650	$48,519

U.S. revenue				$381,021
Non-U.S. revenue				$121,436

	As of December 31, 2008
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$155,772	$31,470	$—	$187,242

U.S. long-lived assets				$45,763
Non-U.S. long-lived assets				$13,059

6. Investments and Fair Value Measurements

We classify our investments in three categories: available-for-sale, held-to-maturity, and trading. We monitor the concentration, diversification, maturity, and liquidity of our investment portfolio, which is primarily invested in fixed-income securities, and classify our investment portfolio as shown below:

	As of December 31
($000)	2010	2009

Available-for-sale	$173,072	$197,306
Held-to-maturity	7,476	10,588
Trading securities	4,692	4,163
Total	$185,240	$212,057

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2010				As of December 31, 2009
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$113,597	$36	$(56)	$113,577	$174,433	$439	$(50)	$174,822
Corporate bonds	42,839	63	(24)	42,878	12,268	44	(1)	12,311
Commercial paper	2,994	—	(3)	2,991	—	—	—	—
Equity securities	4,510	418	(6)	4,922	2,013	188	(28)	2,173
Mutual funds	8,146	558	—	8,704	8,000	—	—	8,000
Total	$172,086	$1,075	$(89)	$173,072	$196,714	$671	$(79)	$197,306

Held-to-maturity:
Certificates of deposit	$7,476	$—	$—	$7,476	$10,588	$—	$—	$10,588

As of December 31, 2010 and 2009, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2010 and 2009. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2010		As of December 31, 2009
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$85,990	$85,964	$161,453	$161,817
Due in one to three years	73,440	73,482	25,248	25,316
Equity securities and mutual funds	12,656	13,626	10,013	10,173
Total	$172,086	$173,072	$196,714	$197,306

Held-to-maturity:
Due in one year or less	$7,223	$7,223	$10,587	$10,587
Due in one to three years	253	253	1	1
Total	$7,476	$7,476	$10,588	$10,588

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses recorded in our Consolidated Statements of Income arising from sales of our investments classified as available-for-sale:

($000)	2010	2009	2008
Realized gains	$276	$—	$1
Realized losses	(1)	—	(5)
Realized gains (loss), net	$275	$—	$(4)

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

($000)	2010	2009	2008
Unrealized gains (losses), net	$237	$1,233	$(971)

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2010 Using Fair Value Hierarchy
($000)	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$113,577	$113,577	$—	$—
Corporate bonds	42,878	42,878	—	—
Commercial paper	2,991	2,991
Equity securities	4,922	4,922	—	—
Mutual funds	8,704	8,704	—	—
Trading securities	4,692	4,692	—	—
Total	$177,764	$177,764	$—	$—

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2009 Using Fair Value Hierarchy
($000)	December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$174,822	$174,822	$—	$—
Corporate bonds	12,311	12,311	—	—
Equity securities	2,173	2,173	—	—
Commercial paper	—	—	—	—
Mutual funds	8,000	8,000	—	—
Trading securities	4,163	4,163	—	—
Total	$201,469	$201,469	$—	$—

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

We did not transfer any investments between levels of the fair value hierarchy in 2010 or 2009. Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7. Acquisitions, Goodwill, and Other Intangible Assets

We completed several acquisitions over the past three years, which we describe below:

2010 Acquisitions

Aegis Equities Research

In April 2010, we acquired Aegis Equities Research, a leading provider of independent equity research in Australia, for $10,717,000 in cash, net of cash acquired. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 1, 2010. The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$51
Investments	55
Accounts receivable	229
Other non-current assets	62
Intangible assets	5,801
Goodwill	5,534
Deferred revenue	(617)
Other current and non-current liabilities	(347)
Total purchase price	$10,768

The preliminary allocation includes $5,801,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,879	10
Technology-based assets	3,253	6
Intellectual property (trademarks and trade names)	46	1
Non-competition agreement	623	3
Total intangible assets	$5,801	7

Goodwill of $5,534,000 represents the premium we paid over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the strategic benefits of creating a larger analyst team that will enable us to expand our coverage of Australian-listed companies, provide Australian clients with more robust independent research, and give us the potential to expand our services in multiple delivery channels. We are in the process of determining what portion of the value assigned to intangible assets, if any, is deductible for income tax purposes.

Old Broad Street Research Ltd

In April 2010, we acquired Old Broad Street Research Ltd. (OBSR) for $16,754,000 in cash, net of cash acquired. OBSR is a premier provider of fund research, ratings, and investment consulting services in the United Kingdom and offers an array of customized consulting services including model portfolios, advice on fund construction, and corporate governance services that are used by many of the leading financial advisers and fund platforms. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 12, 2010.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

($000)
Cash and cash equivalents	$4,632
Accounts receivable and other current assets	986
Other non-current assets	449
Intangible assets	9,266
Goodwill	12,422
Deferred revenue	(2,633)
Accounts payable and accrued and other current liabilities	(1,342)
Deferred tax liability — non-current	(2,317)
Other non-current liabilities	(77)
Total purchase price	$21,386

The allocation includes $9,266,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$7,073	13
Technology-based assets	1,424	5
Intellectual property (trademarks and trade names)	769	10
Total intangible assets	$9,266	12

Goodwill of $12,422,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the strategic benefit of adding to our existing fund research team in London and continuing to build our thought leadership in investment research. OBSR will also help us expand our investment consulting presence in the United Kingdom, where we already provide asset allocation, manager selection, and portfolio construction services to institutions and intermediaries.

The deferred tax liability of $2,317,000 is primarily because the amortization expense related to intangible assets is not deductible for income tax purposes.

Realpoint, LLC

In May 2010, we acquired Realpoint, LLC (Realpoint), a Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in structured finance. Realpoint offers securities ratings, research, surveillance services, and data to help institutional investors identify credit risk in commercial mortgage-backed securities. Institutional investment firms subscribe to Realpoint’s ratings and analytics, including money managers who invest in commercial mortgage-backed securities. We began including the financial results of this acquisition in our Consolidated Financial Statements on May 3, 2010.

In conjunction with this acquisition, we paid $38,327,000 in cash, net of cash acquired, and issued 199,174 shares of restricted stock to the selling employee-shareholders. Because of the terms of the restricted share agreements and in accordance with FASB ASC 805, Business Combinations, we account for these grants as stock-based compensation expense and not as part of the acquisition consideration. See Note 11 for additional information concerning the accounting for this restricted stock.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$5,489
Accounts receivable and other current assets	3,567
Other non-current assets	738
Deferred tax asset — non-current	195
Intangible assets	20,920
Goodwill	23,103
Deferred revenue	(7,316)
Accounts payable and accrued and other current liabilities	(2,785)
Other non-current liabilities	(95)
Total purchase price	$43,816

The allocation includes $20,920,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,000	10
Technology-based assets	13,610	10
Intellectual property (trademarks and trade names)	2,100	10
Non-competition agreement	210	6
Total intangible assets	$20,920	10

Goodwill of $23,103,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity for Morningstar to enter the structured finance ratings and analysis business.

The value assigned to goodwill, intangible assets, and restricted stock at the date of grant are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Increased Ownership Interest in Morningstar Danmark A/S

In July 2010, we acquired an additional 75% interest in Morningstar Danmark A/S (Morningstar Denmark), increasing our ownership to 100% from 25%. Morningstar Denmark’s main offering is the investment information website for individual investors, Morningstar.dk, which provides fund and ETF data, portfolio tools, and market analysis. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on July 1, 2010.

Morningstar Denmark’s total estimated fair value of $20,192,000 includes $15,467,000 in cash paid to acquire the remaining 75% interest in Morningstar Denmark and $4,725,000 related to the 25% of Morningstar Denmark we previously held. We determined the fair value of the previously held 25% investment independent of the acquired controlling interest and recorded a non-cash holding gain of $4,564,000. The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$915
Accounts receivable and other current assets	632
Other non-current assets	65
Intangible assets	9,854
Goodwill	12,342
Deferred revenue	(496)
Deferred tax liability	(2,504)
Other current and non-current liabilities	(616)
Total fair value of Morningstar Denmark	$20,192

The purchase price allocation includes $9,854,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$9,130	14
Technology-based assets	724	6
Total intangible assets	$9,854	13

We recognized a deferred tax liability of $2,504,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $12,342,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar’s full suite of products and services to investors in Denmark and further leveraging Morningstar’s global reach, investment databases, and technology expertise.

Annuity intelligence business of Advanced Sales and Marketing Corporation (ASMC)

In November 2010, we acquired the annuity intelligence business of Advanced Sales and Marketing Corporation (ASMC) for $14,113,000 in cash. The acquisition includes the Annuity Intelligence Report (AI Report), a web-based service that helps broker-dealers, insurers, and the financial professionals they support better understand and more effectively present variable annuity products to their clients. The AI Report service leverages a proprietary database of more than 1,000 variable annuities that includes “plain-English” translations of complex but important information found in prospectuses and other public filings. We began including the financial results of this acquisition in our Consolidated Financial Statements on November 1, 2010.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Accounts receivable and other current assets	$163
Other non-current assets	9
Intangible assets	6,407
Goodwill	8,921
Deferred revenue	(1,364)
Accounts payable and accrued liabilities	(23)
Total purchase price	$14,113

The preliminary allocation includes $6,407,000 of acquired intangible assets. These assets primarily include customer-related assets and technology-based assets, including software and a database that are amortized over a weighted average estimated life of 10 years.

The preliminary goodwill value of $8,921,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity to combine Morningstar’s strength in variable annuity subaccount data and modeling tools with AI Report’s product-level data and proprietary methodologies.

The value assigned to goodwill and intangible assets are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Other Acquisitions in 2010

We also completed two other acquisitions in 2010:

•      Footnoted business of Financial Fineprint Inc.:  In February 2010, we acquired the Footnoted business of Financial Fineprint Inc. (Footnoted), a blog for professional money managers, analysts, and individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings. The acquisition includes the Footnoted.org website and the Footnoted Pro service. We began including the financial results of this acquisition in our Consolidated Financial Statements on February 1, 2010.

•      Seeds Group:  In July 2010, we acquired Seeds Group (Seeds), a leading provider of investment consulting services and fund research in France. Through its subsidiary Seeds Finance, Seeds provides investment consulting services and specializes in asset liability management, manager selection, plan construction, risk, and portfolio management in alternative investments and active strategies. Its subsidiary, Multiratings.com, provides a fund research and investment education website for advisor groups and institutions. We began including the financial results of this acquisition in our Consolidated Financial Statements on July 1, 2010.

The combined purchase price for these two acquisitions was $6,162,000, less acquired cash.

For these two acquisitions, the following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$1,442
Accounts receivable	828
Other current assets	111
Other non-current assets	179
Intangible assets	2,580
Goodwill	3,972
Deferred revenue	(159)
Accounts payable, accrued liabilities, and other current liabilities	(576)
Deferred tax liability — non-current	(773)
Total purchase price	$7,604

The purchase price allocation includes $2,580,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,750	10
Technology-based assets	451	4
Intellectual property (trademarks and trade names)	379	10
Total intangible assets	$2,580	9

Approximately $260,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

The recorded goodwill amount of $3,972,000 for Footnoted and Seeds represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. For Footnoted, we paid this premium for a number of reasons, including the strategic benefits of offering Footnoted’s unique research with Morningstar’s investor-centric content on  Morningstar.com. For Seeds, we paid this premium for a number of reasons, including expanding our investment consulting services and expertise in alternative investments to enhance our fund-of-funds investment management capabilities in France.

Approximately $494,000 of the goodwill is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

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

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Accounts receivable	$352
Other current assets	54
Deferred tax asset — non-current	228
Intangible assets	8,588
Goodwill	5,727
Deferred revenue	(237)
Accounts payable and accrued liabilities	(145)
Other liabilities — non-current	(682)
Total purchase price	$13,885

The purchase price allocation includes $8,588,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,118	13
Technology-based assets	3,210	8
Intellectual property (trademarks and trade names)	260	10
Total intangible assets	$8,588	11

Goodwill of $5,727,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the strategic benefit of expanding our Canadian equity research and data offerings.

The goodwill and intangible assets are amortizable for tax purposes for a period of approximately 15 years from the date of acquisition.

Logical Information Machines, Inc.

In December 2009, we acquired Logical Information Machines, Inc. (LIM), a leading provider of data and analytics for the energy, financial, and agriculture sectors, for $54,262,000 in cash including post-closing adjustments. LIM is a pioneer in providing market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data. LIM collects, unifies, and conducts quality assurance on data from more than 200 data sources in the energy, financial, and agriculture sectors and provides clients with one central source for data intelligence and analysis. LIM’s clients can also use LIM’s tools to analyze their own proprietary data.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at December 31, 2009, the date of acquisition, for LIM:

($000)
Investments	$2,233
Accounts receivable	1,551
Other current assets	391
Property and equipment	477
Other assets — non-current	4,473
Intangible assets	23,800
Goodwill	34,298
Deferred revenue	(511)
Accounts payable and accrued liabilities	(2,124)
Other current liabilities	(411)
Other liabilities — non-current	(1,078)
Deferred tax liability — non-current	(8,837)
Total purchase price	$54,262

The purchase price allocation includes $23,800,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$13,800	15
Technology-based assets	9,000	10
Intellectual property (trademarks and trade names)	1,000	10
Total intangible assets	$23,800	13

The deferred tax liability of $8,837,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $34,298,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired for LIM. We paid this premium for a number of reasons, including the strategic benefit of expanding our core data and software businesses and gaining access to several new industries via a new distribution channel for Morningstar. LIM currently serves about 130 clients including some of the world’s largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms. The goodwill we recorded is not considered deductible for income tax purposes.

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

The total purchase price of these four acquisitions was $5,686,000, net of cash acquired. This entire amount was substantially paid in 2009. The following table summarizes our allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for these four acquisitions:

($000)
Cash and cash equivalents	$1,295
Accounts receivable	2,342
Other current assets	515
Other non-current assets	135
Intangible assets	4,306
Goodwill	3,225
Accounts payable and accrued liabilities	(4,026)
Deferred tax liability — non-current	(511)
Other non-current liabilities	(300)
Total purchase price	$6,981

The purchase price allocation includes $4,306,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$3,135	10
Technology-based assets	971	9
Intellectual property (trademarks and trade names)	173	8
Non-competition agreement	27	4
Total intangible assets	$4,306	10

The deferred tax liability of $511,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $1,344,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Goodwill of $3,225,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired with these acquisitions. We paid this premium for a number of reasons, including the strategic benefit of broadening our database to include a global financial filings database, expanding our library of communications materials to include financial charts and communication materials for financial advisors in Canada, expanding our international presence in fund-of-funds investment management to Australia, and continuing to build our brand name by acquiring and rebranding Canada’s marquee investment awards program, which recognizes excellence in products and firms within the financial services industry.

Approximately $1,099,000 of the goodwill is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Increased Investment in Morningstar Korea Co., Ltd.

In 2009, we acquired an additional 40% ownership in Morningstar Korea Co., Ltd. (Morningstar Korea), increasing our ownership interest to 80%. Morningstar Korea provides financial information and services for investors in South Korea and offers consulting and advisory services through its subsidiary, Morningstar Associates Korea.

Upon acquiring the majority ownership, we increased our investment to reflect the fair value of the assets and liabilities acquired and recorded a non-cash holding gain of $352,000. The fair value allocation includes $1,027,000 of goodwill and $609,000 of acquired intangible assets. We recognized a deferred tax liability of $229,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. We also recognized the fair value of the non-controlling interest in Morningstar Korea. The amount of $550,000, representing the non-controlling interest in Morningstar Korea, is included in our Consolidated Balance Sheet as of December 31, 2010.

See Note 8 for additional information concerning our investment in Morningstar Korea.

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

The purchase price allocation includes $20,260,000 of acquired intangible assets, as follows:

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

The recorded goodwill of $12,844,000 for Fundamental Data represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including Fundamental Data’s leadership position in global closed-end fund data.

The deferred tax liability of $2,597,000 results mainly because the amortization expense related to the intangible assets is not deductible for income tax purposes. The goodwill we recorded is also not considered deductible for income tax purposes.

10-K Wizard Technology, LLC

In December 2008, we acquired 10-K Wizard Technology, LLC (10-K Wizard), a leading provider of real-time SEC filing research services for $11,508,000 in cash including post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. The company’s flagship product, 10-K Wizard, offers full-text searching capabilities for real-time and historical SEC filings. Available via subscription or custom data feed, 10-K Wizard also provides global company profiles that contain hyperlinks to annual reports and peer companies as well as stock news and charts. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 4, 2008. After the acquisition, we rebranded the 10-K Wizard product offerings as part of Morningstar Document Research.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash	$241
Accounts receivable	475
Fixed assets	260
Deferred tax asset — non-current	38
Intangible assets	5,500
Goodwill	8,340
Deferred revenue	(1,755)
Accounts payable and accrued liabilities	(1,350)
Total purchase price	$11,749

The purchase price allocation includes $5,500,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$3,040	10
Technology-based assets	2,430	9
Intellectual property (trademarks and trade names)	30	1
Total intangible assets	$5,500	9

Recorded goodwill of $8,340,000 for 10-K Wizard represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefit of the combined company and its fit with our goal of bringing greater transparency to equity investments. The combination also leverages Morningstar’s existing client base with a robust and intuitive data mining application and 10-K Wizard’s expertise in database search and retrieval.

The goodwill and intangible assets are amortizable for U.S. income tax purposes for a period of 15 years from the date of acquisition.

Tenfore Systems Limited

In December 2008, we also acquired Tenfore Systems Limited (Tenfore), a global provider of real-time market data and financial data workstations for $19,284,000 in cash including estimated post-closing adjustments and transaction costs directly related to the acquisition, less acquired cash. Tenfore collects data on global equities, commodities, derivatives, indexes, and foreign currencies from more than 160 sources and consolidates the data for real-time distribution to clients. Tenfore’s flagship products include Consolidated Real-Time Market Data Feed, QuoteSpeed Workstation, Tenfore Intraday Exchange (TIX), Tenfore Direct Exchange (TDX), and Tenforex. We began including the results of this acquisition in our Consolidated Financial Statements on December 17, 2008. After the acquisition, we refer to this business as Morningstar Real-Time Data.

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

Recorded goodwill of $19,837,000 for Tenfore represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. We paid this premium for a number of reasons, including the strategic benefits of adding real-time stock quotes from nearly all of the world’s major stock exchanges. We also expect to leverage our existing client base and geographic presence with the ability to offer a key data feed to institutions around the world.

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

Recorded goodwill of $4,143,000 for FCSI and InvestData represents the premium we paid over the fair value of the net tangible and intangible assets we acquired. For FCSI, we paid this premium for a number of reasons, including the strategic benefits of bringing together two popular software applications in a single product suite and adding functionality and capabilities in portfolio management, accounting, and performance reporting. For InvestData, we paid this premium for a number of reasons, including the strategic benefits of a more diversified global managed funds database and the ability to leverage Morningstar’s existing client base in a new geographic region.

Because amortization expense related to certain intangible assets is not deductible for income tax purposes, we recorded a deferred tax liability of $865,000 related to these acquisitions. The goodwill we recorded is not considered deductible for income tax purposes.

Pro Forma Information for 2010 and 2009 Acquisitions

The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the years ended December 31, 2010 and 2009 as if we had completed the 2010 and 2009 acquisitions and had consolidated Morningstar Korea and Morningstar Denmark as of January 1 of each of these years. In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired.

Unaudited Pro Forma Financial Information ($000)	2010	2009
Revenue	$567,844	$535,568
Operating income	$121,461	$125,451
Net income	$86,545	$82,536

Basic net income per share attributable to Morningstar, Inc.	$1.75	$1.72
Diluted net income per share attributable to Morningstar, Inc.	$1.71	$1.66

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2009 to December 31, 2010:

($000)
Balance as of January 1, 2009	$187,242
Adjustments to 2008 acquisitions:
Acquisition of Tenfore Systems Limited	5,921
Acquisition of 10K Wizard Technology, LLC	1,121
Acquisition of Fundamental Data Limited	(826)
Acquisition of FCSI and InvestData Limited	285

2009 acquisitions:
Acquisition of the equity research and data business of CPMS	5,727
Acquisition of Logical Information Machines, Inc.	34,298
Goodwill for four other acquisitions completed in 2009	3,225
Goodwill for Morningstar Korea	1,027

2010 acquisitions:
Acquisition of Aegis Equities Research	5,534
Acquisition of Old Broad Street Research, Ltd.	12,422
Acquisition of Realpoint, LLC	23,103
Acquisition of remaining ownership in Morningstar Denmark	12,342
Acquisition of annuity intelligence business of Advanced Sales and Marketing Corp.	8,921
Acquisition of Footnoted business of Financial Fineprint Inc and Seeds Group	3,972
Other, primarily currency translation	13,347
Balance as of December 31, 2010	$317,661

We did not record any goodwill impairment losses in 2010, 2009, or 2008, respectively, as the estimated fair values exceeded the carrying values of the reporting units.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2010				As of December 31, 2009
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$33,990	$(15,970)	$18,020	10	$28,472	$(12,147)	$16,325	10
Customer-related assets	130,675	(39,951)	90,724	11	87,635	(27,405)	60,230	10
Supplier relationships	240	(72)	168	20	240	(60)	180	20
Technology-based assets	78,651	(25,682)	52,969	9	49,276	(16,694)	32,582	9
Non-competition agreement	1,751	(909)	842	4	820	(547)	273	5
Intangible assets related to acquisitions with preliminary purchase price allocations	6,407	(107)	6,300	10	26,129	(231)	25,898	5
Total intangible assets	$251,714	$(82,691)	$169,023	10	$192,572	$(57,084)	$135,488	9

The following table summarizes our amortization expense related to intangible assets:

($000)	2010	2009	2008
Amortization expense	$24,850	$18,963	$16,648

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2010, we expect intangible amortization expense for 2011 and subsequent years as follows:

($000)
2011	$25,702
2012	24,438
2013	21,764
2014	20,536
2015	19,673

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
($000)	2010	2009
Investment in MJKK	$19,036	$18,413
Other equity method investments	109	577
Investments accounted for using the cost method	5,117	5,089
Total investments in unconsolidated entities	$24,262	$24,079

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

	As of December 31
	2010	2009
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,197,000	¥2,600,000
Equivalent U.S. dollars ($000)	$38,361	$28,507

Other Equity Method Investments. As of December 31, 2010 and 2009, other equity method investments include our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for their respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of December 31, 2010 and 2009.

As of December 31, 2009, other equity-method investments also included our investment in Morningstar Denmark. Our ownership interest and profit-and-loss-sharing interest in Morningstar Denmark was 25% at that date. In July 2010, we acquired an additional 75% ownership in Morningstar Denmark, increasing our ownership interest to 100%. Upon acquiring the majority ownership, we recorded a non-cash holding gain of $4,564,000. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition. Because Morningstar Denmark is now a wholly owned subsidiary, we no longer account for our investment using the equity method. Beginning in July 2010, we consolidate the assets, liabilities, and results of operations of Morningstar Denmark in our Consolidated Financial Statements. See Note 7 for additional information concerning our acquisition of Morningstar Denmark.

Cost Method Investments. As of December 31, 2010 and 2009, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in 2010 and 2009, respectively.

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2010	2009
Computer equipment	$36,274	$29,907
Capitalized software	27,308	25,659
Furniture and fixtures	18,816	17,057
Leasehold improvements	44,131	39,216
Telephone equipment	2,599	2,199
Construction in progress	1,545	560
Property, equipment, and capitalized software, at cost	130,673	114,598
Less accumulated depreciation	(68,568)	(54,770)
Property, equipment, and capitalized software, net	$62,105	$59,828

The following table summarizes our depreciation expense:

($000)	2010	2009	2008
Depreciation expense	$14,814	$12,998	$9,348

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2011	$19,398
2012	16,391
2013	14,279
2014	14,723
2015	14,296
Thereafter	74,458
Total	$153,545

The following table summarizes our rent expense including taxes, insurance, and other operating costs:

($000)	2010	2009	2008
Rent expense	$19,761	$18,842	$16,674

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets.

	As of December 31
($000)	2010	2009
Deferred rent	$28,293	$25,613

Liability for Vacant Office Space

In 2010 and 2009, we recorded changes to our liability for vacant office space, primarily for the former Ibbotson headquarters. We increased the liability related to this vacant office space because we anticipated receiving lower sublease income and expected it would take more time than previously estimated to identify a tenant. In addition, we increased our liability for vacant office space related to the equity research and data business acquired from CPMS.

We include our liability for vacant office space, as appropriate, in “Accounts payable and accrued liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2008 to December 31, 2010:

Liability for vacant office space	($000)
Balance as of December 31, 2008	$761
Increase liability for vacant office space	3,172
Reduction of liability for lease payments	(978)
Increase liability for vacant office space related to acquisitions	376
Other, net	40
Balance as of December 31, 2009	3,371
Increase liability for vacant office space	1,005
Reduction of liability for lease payments	(1,880)
Other, net	(67)
Balance as of December 31, 2010	$2,429

11. Stock-Based Compensation

Stock-Based Compensation Plans

In November 2004, we adopted the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for grants of options, stock appreciation rights, restricted stock units, restricted stock, and performance shares. All of our employees and our non-employee directors are eligible for awards under the 2004 Stock Incentive Plan. Joe Mansueto, our chairman and chief executive officer, does not participate in the 2004 Stock Incentive Plan or prior plans. Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options and, beginning in 2006, restricted stock units.

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

(000)	As of December 31 2010	2009
Shares available for future grants	1,600	2,143

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

($000)	2010	2009	2008
Restricted stock units	$12,545	$10,591	$7,571
Restricted stock	1,248	—	—
Stock options	—	1,002	3,710
Total stock-based compensation expense	$13,793	$11,593	$11,281

Income tax benefit related to the stock-based compensation expense	$3,500	$3,625	$3,544

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

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The following table summarizes restricted stock unit activity during past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value
RSUs outstanding—January 1, 2008	414,282	6,621	420,903	$48.41
Granted	213,623	—	213,623	63.96
Vested	(96,187)	—	(96,187)	47.89
Vested but deferred	(15,403)	15,403	—	—
Forfeited	(21,815)	—	(21,815)	50.26
RSUs outstanding—December 31, 2008	494,500	22,024	516,524	55.17
Granted	373,829	—	373,829	38.89
Vested	(150,031)	—	(150,031)	53.27
Vested but deferred	(17,570)	17,570	—	—
Forfeited	(19,303)	—	(19,303)	50.05
RSUs outstanding—December 31, 2009	681,425	39,594	721,019	46.99
Granted	399,349	—	399,349	47.76
Vested	(232,292)	—	(232,292)	47.77
Vested but deferred	(16,748)	16,748	—	—
Issued	—	(11,153)	(11,153)	49.29
Forfeited	(54,068)	—	(54,068)	46.70
RSUs outstanding—December 31, 2010	777,666	45,189	822,855	47.14

As of December 31, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $27,425,000. We expect to recognize this expense over an average period of approximately 33 months.

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee shareholders. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. Because of the terms of the restricted share agreements, in accordance with ASC 805, Business Combinations, we account for these grants as stock-based compensation expense, and not as part of the acquisition consideration. See Note 7 for additional information concerning the Realpoint acquisition.

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

As of December 31, 2010, the total amount of unrecognized stock-based compensation expense related to restricted stock was approximately $8,115,000. We expect to recognize this expense over 52 months, from January 2011 through April 2015.

Stock Option Activity

We have not made any stock option grants since January 2006. All options granted under the 2004 Stock Incentive Plan and the Prior Plans were vested as of January 1, 2010 and there was no unrecognized stock-based compensation expense related to stock options. Because the options expire 10 years after the date of grant, some options granted under these plans remain outstanding as of December 31, 2010. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant.

The following tables summarize stock option activity for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2010		2009		2008
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	809,169	$17.75	1,110,652	$15.33	2,068,590	$12.84
Canceled	(1,250)	14.21	(175)	15.14	(7,565)	15.92
Exercised	(159,034)	16.62	(301,308)	10.75	(950,373)	10.54
Options outstanding—end of year	648,885	18.91	809,169	17.75	1,110,652	15.33

Options exercisable—end of year	648,885	$18.91	809,169	$17.75	1,110,627	$15.33

	2010		2009		2008
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	1,868,408	$16.15	2,942,706	$15.14	4,377,089	$13.61
Canceled	(15,524)	13.72	(3,127)	21.99	(21,412)	21.36
Exercised	(645,344)	19.73	(1,071,171)	13.95	(1,412,971)	10.81
Options outstanding—end of year	1,207,540	17.09	1,868,408	16.15	2,942,706	15.14

Options exercisable—end of year	1,207,540	$17.09	1,858,865	$16.02	2,714,417	$14.39

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2010	2009	2008
Intrinsic value of options exercised	$31,410	$37,356	$113,645

All outstanding options were vested and exercisable as of January 1, 2010. The table below shows additional information for options outstanding and exercisable as December 31, 2010:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	725,394	1.39	$11.15	$30,414
$18.94 - $42.94	1,131,031	3.84	21.95	35,212
$8.57 - $42.94	1,856,425	2.88	17.73	$65,626

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2010. The intrinsic value is based on our closing stock price of $53.08 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return which exceeds the amount of tax benefit related to the compensation cost recognized in our Consolidated Statements of Income. The following table summarizes our excess tax benefits for the past three years:

($000)	2010	2009	2008
Excess tax benefits related to stock-based compensation	$7,507	$8,693	$26,638

12. Related Party Transactions

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

13. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2010, we made matching contributions to our 401(k) plan in the United States in an amount equal to 50 cents for every dollar of an employee’s contribution, up to a maximum of 7% of the employee’s compensation in the pay period. The match paid in 2010 represents approximately half of the benefit in 2008, after having suspended the matching contributions in 2009.

The following table summarizes our matching contributions:

($000)	2010	2009	2008
401(k) matching contributions	$3,321	$—	$6,584

14. Non-Operating Income

The following table presents the components of our net non-operating income:

($000)	2010	2009	2008
Interest income, net	$2,437	$3,016	$5,687
Other income (expense), net	4,295	(82)	(1,435)
Non-operating income, net	$6,732	$2,934	$4,252

Interest income primarily reflects interest from our investment portfolio.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to non-U.S. operations. It also includes realized gains and losses from our investment portfolio and royalty income from MJKK. In 2010, this category also includes the holding gain of $4,564,000 resulting from the difference between the estimated fair value and the book value of our investment in Morningstar Denmark; in 2009, it includes the holding gain of $352,000 resulting from the difference between the estimated fair value and the book value of our investment in Morningstar Korea. See Notes 7 and 8 for additional information concerning Morningstar Denmark and Morningstar Korea. The larger expense in 2008 was influenced primarily by foreign currency exchange losses in the fourth quarter driven by a significantly stronger U.S. dollar.

15. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate:

($000)	2010	2009	2008
Income before income taxes and equity in net income of unconsolidated entities	$127,791	$127,607	$143,128
Equity in net income of unconsolidated entities	1,422	1,165	1,321
Net (income) loss attributable to noncontrolling interests	(87)	132	(397)
Total	$129,126	$128,904	$144,052
Income tax expense	$42,756	$46,775	$54,423
Effective tax rate	33.1%	36.3%	37.8%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2010		2009		2008
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$45,194	35.0%	$45,117	35.0%	$50,418	35.0%
State income taxes, net of federal income tax benefit	1,756	1.3	3,470	2.7	3,133	2.2
State income taxes, impact of enacted law change on deferred tax assets	—	—	—	—	(884)	(0.6)
Stock option activity	97	0.1	(396)	(0.3)	638	0.4
Disqualifying dispositions on incentive stock options	—	—	(68)	—	(662)	(0.5)
Non-U.S. withholding taxes, net of federal income tax effect, and foreign tax credits	77	0.1	(1,311)	(1.0)	808	0.6
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(1,186)	(0.9)	1,221	0.9	(1,209)	(0.8)
Impact of equity in net income of unconsolidated entities	79	0.1	(70)	—	(173)	(0.1)
Difference between U.S. federal statutory and foreign tax rates	(2,567)	(2.0)	266	0.2	(687)	(0.5)
Non-deductible deposit penalty	—	—	1,384	1.1	—	—
Expenses related to treatment of stock options originally considered incentive stock options, subject to limitation for tax purposes	—	—	1,082	0.8	—	—
Adjustment to accruals for state taxes	(2,633)	(2.0)
Change in unrecognized tax benefits	2,869	2.2	(1,786)	(1.4)	3,007	2.1
Other tax credits	(984)	(0.8)	(1,923)	(1.5)	—	—
Other – net	54	—	(211)	(0.2)	34	—
Total income tax expense	$42,756	33.1%	$46,775	36.3%	$54,423	37.8%

Income tax expense consists of the following:

($000)	2010	2009	2008
Current tax expense:
U.S.
Federal	$38,901	$41,347	$37,143
State	2,445	4,942	3,179
Non-U.S.	4,122	3,856	2,875
	45,468	50,145	43,197
Deferred tax expense (benefit):
U.S.
Federal	61	(713)	10,712
State	(7)	(38)	524
Non-U.S.	(2,766)	(2,619)	(10)
	(2,712)	(3,370)	11,226
Income tax expense	$42,756	$46,775	$54,423

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

($000)	2010	2009	2008
U.S.	$112,357	$123,948	$135,997
Non-U.S.	15,434	3,659	7,131
Income before income taxes and equity in net income of unconsolidated entities	$127,791	$127,607	$143,128

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2010	2009
Deferred tax assets:
Stock-based compensation expense	$7,859	$12,936
Accrued liabilities	5,728	6,263
Net operating loss carryforwards — U.S.	1,087	1,933
Net operating loss carryforwards — Non-U.S.	12,977	14,022
Research and development	—	253
Deferred royalty revenue	430	470
Allowance for doubtful accounts	461	533
Deferred rent	8,837	9,929
Other	185	161
Total deferred tax assets	37,564	46,500

Deferred tax liabilities:
Acquired intangible assets	(22,287)	(26,034)
Property, equipment, and capitalized software	(8,439)	(9,086)
Unrealized exchange gains, net	(529)	(258)
Prepaid expenses	(1,856)	(2,833)
Accrued liabilities	(578)	(1,322)
Investments in unconsolidated entities	(9,471)	(7,600)
Other	(95)	(64)
Total deferred tax liabilities	(43,255)	(47,197)
Net deferred tax liability before valuation allowance	(5,691)	(697)
Valuation allowance	(11,424)	(12,834)
Net deferred tax liability	$(17,115)	$(13,531)

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2010	2009
Deferred tax asset, net – current	$2,860	$1,109
Deferred tax liability, net – non-current	(19,975)	(14,640)
Net deferred tax liability	$(17,115)	$(13,531)

The following table summarizes our U.S. NOL carryforwards:

	As of December 31
($000)		2010		2009
		Expiration Date		Expiration Date
U.S. NOLs subject to expiration dates	$2,811	2023	$5,084	2023 through 2029

Our U.S. NOL carryforward at December 31, 2010 of $2,811,000 is subject to limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, and therefore is limited to approximately $225,000 per year.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2010	2009

Non-U.S. NOLs subject to expiration dates from 2016 through 2021	$3,113	$3,235
Non-U.S. NOLs with no expiration date	45,934	47,366
Total	$49,047	$50,601

Non-U.S. NOLs not subject to valuation allowances	$5,611	$4,430

The decrease in non-U.S. NOL carryforwards as of December 31, 2010 compared with the prior year primarily reflects the use of NOL carryforwards in our non-U.S. operations as well as the impact of currency translations.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $39,400,000 as of December 31, 2010, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. In 2010, the statute of limitations lapsed on our 2006 U.S. federal tax returns. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2007 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2004.

We are currently under audit by various state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2011. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2010, our Consolidated Balance Sheet included a current liability of $654,000 and a non-current liability of $8,173,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2010	2009
Gross unrecognized tax benefits – beginning of the year	$6,069	$7,674
Increases as a result of tax positions taken during a prior-year period	1,720	2,298
Decreases as a result of tax positions taken during a prior-year period	(150)	—
Increases as a result of tax positions taken during the current period	2,131	667
Decreases relating to settlements with tax authorities	(272)	(3,210)
Reductions as a result of lapse of the applicable statute of limitations	(409)	(1,360)
Gross unrecognized tax benefits – end of the year	$9,089	$6,069

In 2010, we recorded a net increase of $3,020,000 of gross unrecognized tax benefits, of which $3,701,000 increased our income tax expense by $2,548,000. In addition, we reduced our unrecognized tax benefits by $681,000 for settlements and lapses of statutes of limitations, of which $469,000 decreased our income tax expense by $374,000.

As of December 31, 2010, we had $9,089,000 of gross unrecognized tax benefits, of which $8,482,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $6,895,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2010	2009
Liabilities for interest and penalties	$1,526	$958

We recorded the increase in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2010.

16. Contingencies

InvestPic, LLC

In November 2010, InvestPic, LLC filed a complaint in the United States District Court for the District of Delaware against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 6,349,291, which relates to methods for performing statistical analysis on investment data and displaying the analyzed data in graphical form. InvestPic seeks, among other things, unspecified damages because of defendants’ alleged infringing activities and costs. Morningstar is evaluating the lawsuit but cannot predict the outcome of the proceeding.

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint, LLC and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Realpoint for certain data-sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings through December 31, 2010. In September 2010, the court denied Egan-Jones’s request for a preliminary injunction against Morningstar’s corporate credit ratings business. Realpoint and Morningstar continue to vigorously contest liability on all of Egan-Jones’ claims for damages. We cannot predict the outcome of the proceeding.

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

17. Quarterly Dividend and Share Repurchase Programs

In September 2010, our board of directors approved a regular quarterly dividend of 5 cents per share. The first quarterly dividend was payable on January 14, 2011 to shareholders of record and to holders of restricted stock units on December 31, 2010. As of December 31, 2010, we recorded a liability for dividends payable of $2,494,000.

In addition, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of December 31, 2010, we had repurchased 76,218 shares for $3,785,000.

18. Subsequent Events

In January 2011, we announced that Tao Huang, chief operating officer, was leaving Morningstar. At that time, we entered into a separation agreement that provides for payments of $3,764,000. The majority of these separation payments will be expensed in the first quarter of 2011.

In February 2011, our board of directors declared a quarterly dividend of 5 cents per share. The dividend is payable April 29, 2011 to shareholders of record as of April 15, 2011.

19. Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. ASU 2009-13 establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. Vendors often provide multiple products or services to customers. Because products and services are often provided at different points in time or over different time periods within the same contractual arrangement, this guidance enables vendors to account for products or services separately rather than as a combined unit. For Morningstar, ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011.

Also in October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. ASU No. 2009-14 does not affect software revenue arrangements that do not include tangible products and also does not affect software revenue arrangements that include services if the software is essential to the functionality of those services. We adopted ASU No. 2009-14 effective January 1, 2011 and do not anticipate any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances, and settlements on a gross basis. We adopted the requirement to separately disclose purchases, sales, issuances, and settlements in the Level 3 rollforward effective January 2011 and do not anticipate any impact on our Consolidated Financial Statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making this determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance. For Morningstar, ASU No. 2010-28 is effective on January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. For Morningstar, ASU No. 2010-29 is effective prospectively for business combinations occurring on or after January 1, 2011.

20. Selected Quarterly Financial Data (unaudited)

	2009				2010
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$116,732	$119,533	$120,088	$122,643	$128,290	$136,091	$139,817	$151,153
Total operating expense (1) (2)	82,144	87,382	86,441	98,356	97,348	108,424	109,656	118,864
Operating income (2)	34,588	32,151	33,647	24,287	30,942	27,667	30,161	32,289
Non-operating income (expense), net	534	1,972	793	(365)	(179)	21	6,206	684
Income before income taxes and equity in net income of unconsolidated entities (2)	35,122	34,123	34,440	23,922	30,763	27,688	36,367	32,973
Income tax expense (2)	10,755	13,956	12,493	9,571	10,995	10,225	11,917	9,619
Equity in net income (loss) of unconsolidated entities	382	(21)	429	375	389	454	333	246
Consolidated net income (2)	24,749	20,146	22,376	14,726	20,157	17,917	24,783	23,600
Net (income) loss attributable to the noncontrolling interests	89	(71)	22	92	31	85	(106)	(97)
Net income attributable to Morningstar, Inc. (2)	$24,838	$20,075	$22,398	$14,818	$20,188	$18,002	$24,677	$23,503
Basic net income per share:
Basic net income per share attributable to Morningstar, Inc. (2)	$0.52	$0.42	$0.46	$0.30	$0.41	$0.37	$0.50	$0.47
Weighted average common shares outstanding—basic	47,378	47,941	48,457	48,652	48,828	49,234	49,401	49,523
Diluted net income per share:
Diluted net income per share attributable to Morningstar, Inc. (2)	$0.51	$0.40	$0.45	$0.29	$0.40	$0.36	$0.49	$0.46
Weighted average common shares outstanding—diluted	49,167	49,631	50,048	50,248	50,332	50,533	50,544	50,761

(1) Includes stock-based compensation expense of:	$2,725	$3,068	$2,863	$2,937	$2,937	$3,655	$3,745	$3,456

(2) The following tables reconcile the amounts as presented in this table of Selected Quarterly Financial Data with the previously reported amounts. See Note 2 for additional information concerning the restated financial information.

	2009				2010
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Total operating expense – as reported	$82,107	$86,845	$86,405	$98,319	$97,348	$108,424	$109,656	$118,864
Adjustments	37	537	36	37	—	—	—	—
Total operating expense – as adjusted	$82,144	$87,382	$86,441	$98,356	$97,348	$108,424	$109,656	$118,864

Operating income – As reported	$34,625	$32,688	$33,683	$24,324	$30,942	$27,667	$30,161	$32,289
Adjustments	(37)	(537)	(36)	(37)	—	—	—	—
Operating income – As adjusted	$34,588	$32,151	$33,647	$24,287	$30,942	$27,667	$30,161	$32,289

Income before income taxes and equity in net income of unconsolidated entities – as reported	$35,159	$34,660	$34,476	$23,959	$30,763	$27,688	$36,367	$32,973
Adjustments	(37)	(537)	(36)	(37)	—	—	—	—
Income before income taxes and equity in net income of unconsolidated entities – as adjusted	$35,122	$34,123	$34,440	$23,922	$30,763	$27,688	$36,367	$32,973

Income tax expense – as reported	$10,668	$14,024	$12,407	$9,996	$10,995	$10,225	$15,807	$5,729
Adjustments	87	(68)	86	(425)	—	—	(3,890)	3,890
Income tax expense – as adjusted	$10,755	$13,956	$12,493	$9,571	$10,995	$10,225	$11,917	$9,619

Consolidated net income – as reported	$24,873	$20,615	$22,498	$14,338	$20,157	$17,917	$20,893	$27,490
Adjustments	(124)	(469)	(122)	388	—	—	3,890	(3,890)
Consolidated net income – as adjusted	$24,749	$20,146	$22,376	$14,726	$20,157	$17,917	$24,783	$23,600

Net income attributable to Morningstar, Inc. – as reported	$24,962	$20,544	$22,520	$14,430	$20,188	$18,002	$20,787	$27,393
Adjustments	(124)	(469)	(122)	388	—	—	3,890	(3,890)
Net income attributable to Morningstar, Inc. – as adjusted	$24,838	$20,075	$22,398	$14,818	$20,188	$18,002	$24,677	$23,503

Basic net income per share attributable to Morningstar, Inc. – as reported	$0.53	$0.43	$0.46	$0.30	$0.41	$0.37	$0.42	$0.55
Adjustments	(0.01)	(0.01)	—	—	—	—	0.08	(0.08)
Basic net income per share attributable to Morningstar, Inc. – as adjusted	$0.52	$0.42	$0.46	$0.30	$0.41	$0.37	$0.50	$0.47

Diluted net income per share attributable to Morningstar, Inc. – as reported	$0.51	$0.41	$0.45	$0.29	$0.40	$0.36	$0.41	$0.54
Adjustments	—	(0.01)	—	—	—	—	0.08	(0.08)
Diluted net income per share attributable to Morningstar, Inc. – as adjusted	$0.51	$0.40	$0.45	$0.29	$0.40	$0.36	$0.49	$0.46

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 — Election of Directors, Board of Directors and Corporate Governance — Independent Directors, Board of Directors and Corporate Governance — Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2011 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained under the headings Board of Directors and Corporate Governance — Directors’ Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Executive Compensation in the Proxy Statement is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Statements of Income—Years ended December 31, 2010, 2009, and 2008

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Equity and Comprehensive Income (Loss)—Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of Ernst & Young LLP dated February 28, 2011 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II Morningstar, Inc. and Subsidiaries Valuation and Qualifying Accounts

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translation	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2010	$1,339	$413	$(696)	$1,056
2009	466	1,292	(419)	1,339
2008	161	242	63	466

3. Exhibits

Exhibit	Description
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

10.4*	Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.5*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made prior to November 15, 2007 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the March 2006 10-Q).

10.6*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made prior to November 15, 2007 is incorporated by reference to Exhibit 10.2 to the March 2006 10-Q.

10.7*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007 and prior to January 1, 2009 is incorporated by reference to Exhibit 10.8 to our Annual Report Form 10-K for the year ended December 31, 2007 (the 2007 10-K).

10.8*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007 and prior to January 1, 2009 is incorporated by reference to Exhibit 10.9 to the 2007 10-K.

10.9*

Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009 is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the 2008 10-K).

10.10*

Form of Morningstar 2004 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009 is incorporated by reference to Exhibit 10.11 to the 2008 10-K.

10.11*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.12*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.13*	Purchase Agreement dated April 30, 2003 between Morningstar and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.8 to the Registration Statement.
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
10.17*

Agreement dated as of February 18, 2010 between Tao Huang and Morningstar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 18, 2010.

10.18*

Separation Agreement dated as of November 10, 2010 between Morningstar Associates, Morningstar, and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on November 10, 2010.

10.19*

Separation Agreement dated as of January 27, 2011 between Morningstar and Tao Huang is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on January 28, 2011.

16.1

Letter from Ernst & Young LLP dated as of October 20, 2010 regarding a change in Morningstar’s certified public accountant is incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K that we filed with the SEC on October 20, 2010.

21.1†	Subsidiaries of Morningstar.
23.1†	Consent of Ernst & Young LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101^

The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*  Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†  Filed herewith.

^                  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

MORNINGSTAR, INC.
By: /s/ Joe Mansueto
Name: Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 28, 2011
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	February 28, 2011
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	February 28, 2011
Donald J. Phillips II

/s/ Cheryl Francis	Director	February 28, 2011
Cheryl Francis

/s/ Steven Kaplan	Director	February 28, 2011
Steven Kaplan

/s/ Bill Lyons	Director	February 28, 2011
Bill Lyons

Director
Jack Noonan

/s/ Paul Sturm	Director	February 28, 2011
Paul Sturm

/s/ Hugh Zentmyer	Director	February 28, 2011
Hugh Zentmyer