Form 10-Q
period 2011-03-31
Morningstar, Inc.
filed 2011-05-04
CIK 1289419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

As of April 29, 2011, there were 50,265,946 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in thousands except per share amounts)	2011	2010

Revenue	$151,767	$128,290

Operating expense (1):
Cost of goods sold	40,669	34,316
Development	11,988	10,889
Sales and marketing	26,482	22,561
General and administrative	30,617	20,643
Depreciation and amortization	10,202	8,939
Total operating expense	119,958	97,348

Operating income	31,809	30,942

Non-operating income (expense):
Interest income, net	524	587
Other income (expense), net	250	(766)
Non-operating income (expense), net	774	(179)

Income before income taxes and equity in net income of unconsolidated entities	32,583	30,763

Income tax expense	10,518	10,995

Equity in net income of unconsolidated entities	374	389

Consolidated net income	22,439	20,157

Net loss attributable to the noncontrolling interest	98	31

Net income attributable to Morningstar, Inc.	$22,537	$20,188

Net income per share attributable to Morningstar, Inc.:
Basic	$0.45	$0.41
Diluted	$0.44	$0.40

Weighted average shares outstanding:
Basic	49,800	48,828
Diluted	50,953	50,332

	Three months ended March 31
	2011	2010
(1) Includes stock-based compensation expense of:
Cost of goods sold	$879	$715
Development	471	393
Sales and marketing	422	403
General and administrative	1,877	1,426
Total stock-based compensation expense	$3,649	$2,937

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(in thousands except share amounts)	March 31 2011	December 31 2010
Assets
Current assets:
Cash and cash equivalents	$193,374	$180,176
Investments	191,886	185,240
Accounts receivable, less allowance of $951 and $1,056, respectively	115,259	110,891
Deferred tax asset, net	2,648	2,860
Income tax receivable, net	9,361	10,459
Other	15,450	17,654
Total current assets	527,978	507,280
Property, equipment, and capitalized software, net	62,364	62,105
Investments in unconsolidated entities	24,664	24,262
Goodwill	325,318	317,661
Intangible assets, net	162,569	169,023
Other assets	7,335	5,971
Total assets	$1,110,228	$1,086,302

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$40,528	$42,680
Accrued compensation	36,799	62,404
Deferred revenue	157,660	146,267
Other	1,446	1,373
Total current liabilities	236,433	252,724
Accrued compensation	5,071	4,965
Deferred tax liability, net	18,503	19,975
Other long-term liabilities	26,468	27,213
Total liabilities	286,475	304,877

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 50,234,935 and 49,874,392 shares were outstanding as of March 31, 2011 and December 31, 2010, respectively	5	5
Treasury stock at cost, 276,073 shares as of March 31, 2011 and 279,456 shares as of December 31, 2010	(6,561)	(6,641)
Additional paid-in capital	471,079	458,426
Retained earnings	343,402	323,408
Accumulated other comprehensive income:
Currency translation adjustment	13,819	4,503
Unrealized gain on available-for-sale securities	1,012	615
Total accumulated other comprehensive income	14,831	5,118
Total Morningstar, Inc. shareholders’ equity	822,756	780,316
Noncontrolling interest	997	1,109
Total equity	823,753	781,425
Total liabilities and equity	$1,110,228	$1,086,302

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2011

	Morningstar, Inc. Shareholders’ Equity
						Accumulated
						Other
	Common Stock			Additional		Comprehensive	Non
	Shares	Par	Treasury	Paid-in	Retained	Income	Controlling	Total
(in thousands, except share amounts)	Outstanding	Value	Stock	Capital	Earnings	(Loss)	Interests	Equity

Balance as of December 31, 2010	49,874,392	$5	$(6,641)	$458,426	$323,408	$5,118	$1,109	$781,425

Comprehensive income (loss):

Net income (loss)		—	—	—	22,537	—	(98)	22,439
Unrealized gain on available-for-sale investments, net of income tax of $211		—	—	—	—	397	—	397
Foreign currency translation adjustment, net		—	—	—	—	9,316	(14)	9,302
Total comprehensive income (loss)		—	—	—	22,537	9,713	(112)	32,138

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	360,543	—	80	4,841	—	—	—	4,921
Stock-based compensation — restricted stock units		—	—	2,785	—	—	—	2,785
Stock-based compensation — restricted stock		—	—	864	—	—	—	864
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	4,122	—	—	—	4,122
Dividends declared — common shares outstanding		—	—	—	(2,502)	—	—	(2,502)
Dividends declared — restricted stock units		—	—	41	(41)	—	—	—

Balance as of March 31, 2011	50,234,935	$5	$(6,561)	$471,079	$343,402	$14,831	$997	$823,753

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in thousands)	2011	2010

Operating activities
Consolidated net income	$22,439	$20,157
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	10,202	8,939
Deferred income tax benefit	(677)	(1,287)
Stock-based compensation expense	3,649	2,937
Provision for bad debt	285	162
Equity in net income of unconsolidated entities	(374)	(389)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(4,122)	(3,048)
Other, net	(512)	792
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,357)	(4,867)
Other assets	1,453	(480)
Accounts payable and accrued liabilities	(2,600)	1,174
Accrued compensation	(26,876)	(22,516)
Income taxes payable	5,297	3,681
Deferred revenue	9,847	10,430
Deferred rent	(399)	(392)
Other liabilities	91	(843)
Cash provided by operating activities	14,346	14,450

Investing activities
Purchases of investments	(67,352)	(50,964)
Proceeds from maturities and sales of investments	62,359	87,934
Capital expenditures	(5,037)	(1,650)
Acquisitions, net of cash acquired	—	(738)
Other, net	(14)	—
Cash provided by (used for) investing activities	(10,044)	34,582

Financing activities
Proceeds from stock-option exercises	4,921	3,494
Excess tax benefits from stock-option exercises and vesting of restricted stock units	4,122	3,048
Dividends paid	(2,494)	—
Other, net	(214)	315
Cash provided by financing activities	6,335	6,857

Effect of exchange rate changes on cash and cash equivalents	2,561	(1,032)
Net increase in cash and cash equivalents	13,198	54,857
Cash and cash equivalents—beginning of period	180,176	130,496
Cash and cash equivalents—end of period	$193,374	$185,353

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,962	$8,565
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$609	$46

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

The acronyms that appear in the Notes to our Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification

ASU: Accounting Standards Update

EITF: Emerging Issues Task Force

FASB: Financial Accounting Standards Board

SEC: Securities and Exchange Commission

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 3 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011.

In addition, effective January 1, 2011, we adopted FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables and establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. We are applying this guidance for revenue arrangements entered into or materially modified from January 1, 2011. The adoption of ASU 2009-13 does not significantly affect either the timing or amount of our revenue recognition.

In conjunction with the adoption of ASU 2009-13, we have updated our disclosures concerning revenue recognition, as follows:

Revenue recognition:  We recognize revenue in accordance with SEC SAB 104, Revenue Recognition, ASC 605-25, Revenue Recognition:  Multiple Element Arrangements, and ASC 985-605, Software: Revenue Recognition.

We recognize revenue when all of the following conditions are met:

•                  There is persuasive evidence of an arrangement, as evidenced by a signed contract;

•                  Delivery of our products and services is a prerequisite for recognition of revenue. If arrangements include an acceptance provision, we generally begin recognizing revenue upon the receipt of customer acceptance;

•                  The amount of fees to be paid by the customer is fixed or determinable; and

•                  The collectibility of the fees is reasonably assured.

We generate revenue through sales of Licensed Data, Morningstar Advisor Workstation, including Morningstar Office, Morningstar Direct, Morningstar Equity Research, Premium membership fees for Morningstar.com, and a variety of other investment-related products and services. The revenue arrangements for these offerings are generally structured as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as the product or service is delivered and over the service obligation period defined by the terms of the customer contract.

We also generate revenue from Internet advertising, primarily from “impression-based” contracts. For advertisers who use our cost-per-impression pricing, we charge fees each time their ads are displayed on our site.

Investment Consulting represents a broad range of services. Pricing for the consulting services is based on the scope of work and the level of service required, and includes asset-based fees for work we perform that involves investment management or acting as a subadvisor to investment portfolios. In arrangements that involve asset-based fees, we generally invoice clients quarterly in arrears based on average assets for the quarter. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met.

Our Retirement Advice offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). For our Retirement Advice offerings, we provide both a hosted solution as well as proprietary installed software advice solution. The installed customized software can be integrated with a client’s existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. The revenue arrangements for Retirement Advice generally extend over multiple years. Our contracts may include one-time setup fees, implementation fees, technology licensing and maintenance fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Upon customer acceptance, we recognize revenue ratably over the term of the agreement. We recognize asset-based fees and variable fees in excess of any minimum once the value is fixed and determinable.

Some of our revenue arrangements with our customers combine multiple products and services. These products and services may be provided at different points in time or over different time periods within the same arrangement. We allocate fees to the separate deliverables based on the deliverables’ relative selling price. This relative selling price is generally based on the price we charge when the same deliverable is sold separately.

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

3. Acquisitions, Goodwill, and Other Intangible Assets

2011 Acquisitions

We did not complete any acquisitions in the first quarter of 2011.

2010 Acquisitions

The table below summarizes the acquisitions completed during 2010. Some of the purchase price allocations related to these acquisitions are preliminary as they relate to tax-related balances and values of certain intangible assets. Additional information concerning these acquisitions can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Acquisition	Description	Date of Acquisition	Purchase Price*
Footnoted business of Financial Fineprint Inc.

Footnoted is a highly regarded blog for professional money managers, analysts, and sophisticated individual investors. Footnoted Pro, a service for institutional investors, provides insight on actionable items and trends in SEC filings.

		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	$10.7 million
Old Broad Street Research Ltd.	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$16.8 million
Realpoint, LLC	A Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in structured finance.	May 3, 2010	$38.4 million in cash and 199,174 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)
Morningstar Danmark A/S (Morningstar Denmark)	Acquisition of the 75% ownership interest not previously owned by Morningstar, bringing our ownership to 100%.	July 1, 2010	$14.6 million
Seeds Group	A leading provider of investment consulting services and fund research in France.	July 1, 2010	Not separately disclosed
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

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2010 to March 31, 2011:

($000)
Balance as of December 31, 2010	$317,661
Adjustments to 2010 acquisitions	2,000
Other, primarily currency translation	5,657
Balance as of March 31, 2011	$325,318

We did not record any impairment losses in the first quarter of 2011 and 2010, respectively. We perform our annual impairment reviews in the fourth quarter.

The following table summarizes our intangible assets:

	As of March 31, 2011				As of December 31, 2010
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,202	$(16,819)	$15,383	10	$33,990	$(15,970)	$18,020	10
Customer-related assets	136,950	(43,473)	93,477	12	130,675	(39,951)	90,724	11
Supplier relationships	240	(75)	165	20	240	(72)	168	20
Technology-based assets	81,328	(28,531)	52,797	9	78,651	(25,682)	52,969	9
Non-competition agreement	1,761	(1,014)	747	4	1,751	(909)	842	4
Intangible assets related to acquisitions with preliminary purchase price allocations	—	—	—	—	6,407	(107)	6,300	10
Total intangible assets	$252,481	$(89,912)	$162,569	10	$251,714	$(82,691)	$169,023	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
($000)	2011	2010
Amortization expense	$6,513	$5,468

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through March 31, 2011, we expect intangible amortization expense for 2011 and subsequent years as follows:

($000)
2011	$25,714
2012	24,315
2013	21,595
2014	20,334
2015	19,453
2016	14,836

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, and currency translations.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended March 31
(in thousands, except per share amounts)	2011	2010

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$22,537	$20,188
Less: Distributed earnings available to participating securities	(10)	—
Less: Undistributed earnings available to participating securities	(79)	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$22,448	$20,188
Weighted average common shares outstanding	49,800	48,828
Basic net income per share attributable to Morningstar, Inc.	$0.45	$0.41

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$22,448	$20,188
Add: Undistributed earnings allocated to participating securities	79	—
Less: Undistributed earnings reallocated to participating securities	(78)	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$22,449	$20,188

Weighted average common shares outstanding	49,800	48,828
Net effect of dilutive stock options and restricted stock units	1,153	1,504
Weighted average common shares outstanding for computing diluted income per share	50,953	50,332

Diluted net income per share attributable to Morningstar, Inc.	$0.44	$0.40

5. Segment and Geographical Area Information

Morningstar has two operating segments:

•   Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, including Morningstar Office, Morningstar.com, Morningstar Direct, Site Builder and Licensed Tools, and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Site Builder and Licensed Tools are services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

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

Our segment accounting policies are the same as those described in Note 2, except for the capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions. We exclude these items from our operating segment results to provide our chief operating decision maker with a better indication of each segment’s ability to generate cash flow. This information is one of the criteria used by our chief operating decision maker in determining how to allocate resources to each segment. We include capitalization and amortization of internal product development costs, amortization of intangible assets, and costs related to corporate functions in the Corporate Items category. Our segment disclosures are consistent with the business segment information provided to our chief operating decision maker on a recurring basis; for that reason, we don’t present balance sheet information by segment. We disclose goodwill by segment in accordance with the requirements of FASB ASC 350-20-50, Intangibles - Goodwill - Disclosure.

The following tables show selected segment data for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$120,399	$31,368	$—	$151,767
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	83,763	13,838	8,506	106,107
Stock-based compensation expense	2,470	442	737	3,649
Depreciation and amortization	1,859	42	8,301	10,202
Operating income (loss)	$32,307	$17,046	$(17,544)	$31,809

U.S. capital expenditures				$1,930
Non-U.S. capital expenditures				$3,107

U.S. revenue				$108,181
Non-U.S. revenue				$43,586

	Three months ended March 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$103,524	$24,766	$—	$128,290
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	67,645	10,932	6,895	85,472
Stock-based compensation expense	1,488	493	956	2,937
Depreciation and amortization	1,645	48	7,246	8,939
Operating income (loss)	$32,746	$13,293	$(15,097)	$30,942

U.S. capital expenditures				$901
Non-U.S. capital expenditures				$749

U.S. revenue				$92,610
Non-U.S. revenue				$35,680

	As of March 31, 2011
(000’s)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$282,989	$42,329	$—	$325,318

U.S. long-lived assets				$39,351
Non-U.S. long-lived assets				$23,013

	As of December 31, 2010
(000’s)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

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

($000)	As of March 31 2011	As of December 31 2010
Available-for-sale	$178,647	$173,072
Held-to-maturity	7,707	7,476
Trading securities	5,532	4,692
Total	$191,886	$185,240

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2011				As of December 31, 2010
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$109,817	$33	$(29)	$109,821	$113,597	$36	$(56)	$113,577
Corporate bonds	50,642	49	(47)	50,644	42,839	63	(24)	42,878
Commercial paper	2,997	1	—	2,998	2,994	—	(3)	2,991
Equity securities	5,450	676	(1)	6,125	4,510	418	(6)	4,922
Mutual funds	8,146	913	—	9,059	8,146	558	—	8,704
Total	$177,052	$1,672	$(77)	$178,647	$172,086	$1,075	$(89)	$173,072

Held-to-maturity:
Certificates of deposit	$7,707	$—	$—	$7,707	$7,476	$—	$—	$7,476

As of March 31, 2011 and December 31, 2010, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2011 and December 31, 2010. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2011		As of December 31, 2010
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$84,865	$84,847	$85,990	$85,964
Due in one to three years	78,591	78,616	73,440	73,482
Equity securities and mutual funds	13,596	15,184	12,656	13,626
Total	$177,052	$178,647	$172,086	$173,072

Held-to-maturity:
Due in one year or less	$7,454	$7,454	$7,223	$7,223
Due in one to three years	253	253	253	253
Total	$7,707	$7,707	$7,476	$7,476

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2011	2010
Realized gains	$64	$17
Realized losses	—	(1)
Realized gains, net	$64	$16

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2011	2010
Unrealized gains, net	$45	$68

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of
	as of	March 31, 2011 Using Fair Value Hierarchy
($000)	March 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$109,821	$—	$109,821	$—
Corporate bonds	50,644	—	50,644	—
Commercial paper	2,998	—	2,998	—
Equity securities	6,125	6,125	—	—
Mutual funds	9,059	9,059	—	—
Trading securities	5,532	5,532	—	—
Total	$184,179	$20,716	$163,463	$—

	Fair Value	Fair Value Measurements as of
	as of	December 31, 2010 Using Fair Value Hierarchy
($000)	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$113,577	$—	$113,577	$—
Corporate bonds	42,878	—	42,878	—
Commercial paper	2,991	—	2,991	—
Equity securities	4,922	4,922	—	—
Mutual funds	8,704	8,704	—	—
Trading securities	4,692	4,692	—	—
Total	$177,764	$18,318	$159,446	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In the first quarter of 2011, we revised the classification for our investments in government obligations, corporate bonds, and commercial paper. Because these investments typically lack quoted prices from active market exchanges, we believe classifying these investments as Level 2 in the fair value hierarchy is appropriate. We determine the fair value of these investments using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

($000)	As of March 31 2011	As of December 31 2010
Investment in MJKK	$19,362	$19,036
Other equity method investments	112	109
Investments accounted for using the cost method	5,190	5,117
Total investments in unconsolidated entities	$24,664	$24,262

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

	As of March 31 2011	As of December 31 2010
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,657,000	¥3,197,000
Equivalent U.S. dollars ($000)	$32,553	$38,361

Other Equity Method Investments. As of March 31, 2011 and December 31, 2010, other equity method investments include our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of March 31, 2011 and December 31, 2010.

Cost Method Investments. As of March 31, 2011 and December 31, 2010, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first quarter of 2011 and 2010, respectively.

8. Liability for Vacant Office Space

The following table shows the change in our liability for vacant office space from December 31, 2010 to March 31, 2011:

Liability for vacant office space	($000)
Balance as of December 31, 2010	$2,429
Reduction of liability for lease payments	(365)
Balance as of March 31, 2011	$2,064

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

Since the adoption of the 2004 Stock Incentive Plan, we have granted stock options, restricted stock units, and restricted stock.

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

The following table summarizes the number of shares available for future grants under our 2004 Stock Incentive Plan:

(000)	As of March 31 2011	As of December 31 2010
Shares available for future grants	1,643	1,600

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

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three months ended March 31, 2011 and 2010:

	Three months ended March 31
($000)	2011	2010
Restricted stock units	$2,785	$2,937
Restricted stock	864	—
Total stock-based compensation expense	$3,649	$2,937

Income tax benefit related to the stock-based compensation expense	$725	$893

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

Restricted Stock Units

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. The following table summarizes restricted stock unit activity during the first three months of 2011:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2010	777,666	45,189	822,855	$47.14
Granted	1,661	—	1,661	52.00
Vested	(12,709)	—	(12,709)	49.31
Issued	—	(20,572)	(20,572)	46.47
Forfeited	(44,266)	—	(44,266)	47.69
RSUs outstanding—March 31, 2011	722,352	24,617	746,969	47.10

As of March 31, 2011, the total amount of unrecognized stock-based compensation expense related to restricted stock units was approximately $23,296,000. We expect to recognize this expense over an average period of approximately 31 months.

Restricted Stock

Because of the terms of the restricted share agreements prepared in conjunction with the Realpoint acquisition, we account for these grants as stock-based compensation expense, and not as part of the acquisition consideration. See Note 3, in the Notes to our Condensed Consolidated Financial Statements, for additional information concerning the Realpoint acquisition.

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize this value to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first quarter of 2011 includes approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

As of March 31, 2011, the total amount of unrecognized stock-based compensation expense related to restricted stock was approximately $7,250,000. We expect to recognize this expense over 49 months, from April 2011 through April 2015.

Stock Option Activity

All stock options granted under the 2004 Stock Incentive Plan and the Prior Plans were vested as of January 1, 2010. As a result, we no longer recognize expense related to stock option grants. Because the options under these plans expire 10 years after the date of grant, some options granted under these plans remain outstanding as of March 31, 2011.

The following tables summarize stock option activity in the first three months of 2011 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	648,885	$18.91
Exercised	(92,830)	18.93
Options outstanding—March 31, 2011	556,055	19.11

Options exercisable— March 31, 2011	556,055	$19.11

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	1,207,540	$17.09
Canceled	(350)	17.25
Exercised	(246,307)	14.52
Options outstanding— March 31, 2011	960,883	17.88

Options exercisable— March 31, 2011	960,883	$17.88

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Three months ended March 31
($000)	2011	2010
Intrinsic value of options exercised	$13,933	$10,619

The table below shows additional information for options outstanding and exercisable as of March 31, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	496,723	1.46	$10.20	$23,934
$19.13 - $42.94	1,020,215	3.69	22.29	36,816
$8.57 - $42.94	1,516,938	2.96	18.33	$60,750

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2011. The intrinsic value is based on our closing stock price of $58.38 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three months ended March 31, 2011 and 2010:

	Three months ended March 31
($000)	2011	2010
Excess tax benefits related to stock-based compensation	$4,122	$3,048

10. Income Taxes

The following table shows our effective income tax rate for the three months ended March 31, 2011 and 2010:

	Three months ended March 31
($000)	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$32,583	$30,763
Equity in net income of unconsolidated entities	374	389
Net loss attributable to the noncontrolling interest	98	31
Total	$33,055	$31,183
Income tax expense	$10,518	$10,995
Effective tax rate	31.8%	35.3%

Our effective tax rate of 31.8% reflects the positive effect of certain income tax benefits, the difference between U.S. federal and foreign tax rates, and tax credits related to our research and development activities.

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

There were no significant changes to uncertain tax positions in the first quarter of 2011 as a result of lapses of statutes of limitation or audit activity. As of December 31, 2010, our Condensed Consolidated Balance Sheet included a current liability of $654,000 and a non-current liability of $8,173,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

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

Other matters

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

12. Quarterly Dividend and Share Repurchase Programs

In February 2011, our board of directors declared a quarterly dividend of 5 cents per share. The quarterly dividend was paid on April 29, 2011 to shareholders of record as of April 15, 2011. As of March 31, 2011, we recorded a liability for dividends payable of $2,502,000.

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of March 31, 2011, we had repurchased 76,218 shares for $3,785,000 under this authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•                  general industry conditions and competition, including ongoing economic weakness and uncertainty;

•                  the effect of market volatility on revenue from asset-based fees;

•                  damage to our reputation resulting from claims made about possible conflicts of interest;

•                  liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•                  the increasing concentration of data and development work carried out at our offshore facilities in China and India;

•                  failing to differentiate our products and continuously create innovative, proprietary research tools;

•                  failing to successfully integrate acquisitions;

•                  challenges faced by our non-U.S. operations; and

•                  a prolonged outage of our database and network facilities.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2010. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

The U.S. equity market generally showed strong performance in the first quarter of 2011, continuing the positive trend from 2010. Morningstar’s U.S. Market Index, a broad market benchmark, was up 6.4% during the quarter, and the Global Ex-U.S. Index rose 4.3%. Total U.S. mutual fund assets increased to $12.2 trillion as of March 31, 2011, based on data from the Investment Company Institute (ICI), up from $11.2 trillion as of March 31, 2010.

Assets in exchange-traded funds (ETFs) increased to $1.1 trillion as of March 31, 2011, compared with $805 billion as of March 31, 2010, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, and pages viewed per visit all decreased compared with the first quarter of 2010. Overall, page views to finance and investment sites were down about 15%, based on Nielsen’s data. We attribute this trend to individual investors’ lower level of engagement with investing-related topics despite the upturn in the market over the past 12 months. Unique visitor figures to Morningstar.com also declined, but page views and pages viewed per visit both increased, according to Nielsen’s data.

Following a strong rebound in online advertising spending in 2010, industry trends remained positive in the first quarter of 2011. Magna Global, a division of Interpublic Group, is projecting a 19% increase in online advertising revenue in 2011.

Overall, we believe that business conditions in financial services have continued improving in recent months, although some areas, such as consumer discretionary spending, remain under pressure because of ongoing economic weakness.

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Consolidated Results

	Three months ended March 31
Key Metrics ($000)	2011	2010	Change
Revenue	$151,767	$128,290	18.3%
Operating income	31,809	30,942	2.8%
Operating margin	21.0%	24.1%	(3.1	)pp

Cash provided by (used for) investing activities	(10,044)	$34,582	NMF
Cash provided by financing activities	6,335	6,857	(7.6)%

Cash provided by operating activities	$14,346	$14,450	(0.7)%
Capital expenditures	(5,037)	(1,650)	205.3%
Free cash flow	$9,309	$12,800	(27.3)%

pp — percentage points

NMF — Not meaningful

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Three months ended March 31, 2011
Footnoted business of Financial Fineprint Inc.	February 1, 2010	January 1 through January 31, 2011
Aegis Equities Research	April 1, 2010	January 1 through March 31, 2011
Old Broad Street Research Ltd.	April 12, 2010	January 1 through March 31, 2011
Realpoint, LLC	May 3, 2010	January 1 through March 31, 2011
Seeds Group	July 1, 2010	January 1 through March 31, 2011
Morningstar Danmark A/S (Morningstar Denmark)	July 1, 2010	January 1 through March 31, 2011
Annuity intelligence business of Advanced Sales and Marketing Corporation	November 1, 2010	January 1 through March 31, 2011

Consolidated Revenue

In the first quarter of 2011, our consolidated revenue increased 18.3% to $151.8 million compared with $128.3 million in the first quarter of 2010. We had $9.0 million in incremental revenue from acquisitions during the quarter, which contributed about 7.0 percentage points to our consolidated revenue growth. Currency movements had a positive effect in the quarter, contributing approximately 1.3 percentage points to revenue growth.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue increased by about $12.8 million, or 10.0%, with increases across all major product lines. Higher revenue from Morningstar Direct and Investment Consulting were the main drivers behind the revenue increase.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended March 31
($000)	2011	2010	Change
Consolidated revenue	$151,767	$128,290	18.3%
Less: acquisitions	(9,015)	—	NMF
Less: impact of foreign currency translations	(1,680)	—	NMF
Organic revenue	$141,072	$128,290	10.0%

International revenue made up about 29% of our consolidated revenue in the first quarter of 2011. Revenue from international operations rose $7.9 million, or 22.2%, to $43.6 million for the period. Acquisitions contributed $3.5 million of additional revenue outside the United States, and foreign currency translations had a positive effect. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 7.7%, reflecting stronger product sales in Europe. In Japan, we have a majority-owned subsidiary, Ibbotson Associates Japan K.K., and own a minority ownership position in Morningstar Japan K.K. Neither of these operations experienced significant disruption as a result of the Great East Japan Earthquake that occurred in March 2011.

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

	Three months ended March 31
($000)	2011	2010	Change
International revenue	$43,586	$35,680	22.2%
Less: acquisitions	(3,485)	—	NMF
Less: impact of foreign currency translations	(1,680)	—	NMF
International organic revenue	$38,421	$35,680	7.7%

Consolidated Operating Expense

	Three months ended March 31
($000)	2011	2010	Change
Operating expense	$119,958	$97,348	23.2%
% of revenue	79.0%	75.9%	3.1	pp

In the first quarter of 2011, our consolidated operating expense increased $22.6 million, or 23.2%. We completed seven acquisitions in 2010. Because of the timing of these acquisitions, our first-quarter results include operating expense that did not exist in the same period last year. Incremental operating expense from acquired businesses represented approximately 40% of the operating expense increase in the period.

Higher salary expense represented approximately 40% of the total operating expense increase, reflecting additional headcount from acquisitions and filling open positions, as well as salary increases that were effective in July 2010. We review employee salaries annually and generally implement salary adjustments in the third quarter. We had approximately 3,235 employees worldwide as of March 31, 2011 compared with 2,760 as of March 31, 2010. We added about 125 employees through acquisitions over the 12 months ending March 31, 2011. The remainder of the increase in headcount mainly reflects continued hiring for our development centers in China and India.

Higher incentive compensation and employee benefit costs represented another 18% of the total change in operating expense in the quarter. Bonus expense for the quarter increased about $2.9 million compared with the prior-year period. This increase was partially offset because bonuses paid were approximately $0.4 million lower compared with the amount accrued in 2010. Although the net difference was approximately $0.4 million, there were some greater differences by cost category, which we describe below. Sales commissions were $0.9 million higher, reflecting improved sales activity. In 2011, we reinstated some of the benefits we temporarily suspended in previous years. This included increasing the matching contributions to our 401(k) plan in the United States, representing approximately $0.8 million of additional expense in the first quarter of 2011.

General and administrative expense in the first quarter of 2011 includes $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer.

Our first-quarter 2010 results included an expense of $0.8 million to increase our liability for vacant office space for the former Ibbotson headquarters because we finalized sub-lease arrangements for a portion of this space. This expense did not recur in the first quarter of 2011.

Intangible amortization expense increased $1.0 million compared with the prior-year period. The increase primarily reflects amortization expense from recent acquisitions.

Cost of Goods Sold

	Three months ended March 31
($000)	2011	2010	Change
Cost of goods sold	$40,669	$34,316	18.5%
% of revenue	26.8%	26.7%	0.1	pp
Gross profit	$111,098	$93,974	18.2%
Gross margin	73.2%	73.3%	(0.1	)pp

Cost of goods sold is our largest category of operating expense, accounting for more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $6.4 million in the first quarter of 2011. Approximately half of the increase was related to recent acquisitions. Higher salaries and other compensation-related expense also contributed to the increase. Higher bonus expense of $1.4 million for 2011 was largely offset because we paid a smaller portion of the 2010 bonus to employees in this category. We provide additional information on page 28 concerning bonus expense.

Our gross margin in the first quarter of 2011 was about the same as the first quarter of 2010 as expenses in this category increased at approximately the same rate as the revenue increase.

Development Expense

	Three months ended March 31
($000)	2011	2010	Change
Development expense	$11,988	$10,889	10.1%
% of revenue	7.9%	8.5%	(0.6	)pp

Development expense increased $1.1 million in the first quarter of 2011 mainly because of higher salaries and compensation-related expense for our development teams. We capitalized $0.6 million of operating expense in the quarter for software development, reducing the expense that we would otherwise report in this category. As a percentage of revenue, development expense was down slightly from the same period in 2010.

Sales and Marketing Expense

	Three months ended March 31
($000)	2011	2010	Change
Sales and marketing expense	$26,482	$22,561	17.4%
% of revenue	17.4%	17.6%	(0.2	)pp

Sales and marketing expense increased $3.9 million primarily from higher salaries, commission expense, and other compensation-related expense. Commission expense increased $0.9 million, reflecting improved sales activity. Travel expense also increased, although to a lesser extent. Approximately 30% of the growth in sales and marketing expense was related to recent acquisitions. As a percentage of revenue, sales and marketing expense was down slightly.

General and Administrative Expense

	Three months ended March 31
($000)	2011	2010	Change
General and administrative expense	$30,617	$20,643	48.3%
% of revenue	20.2%	16.1%	4.1	pp

General and administrative (G&A) expense rose $10.0 million in the first quarter of 2011, including $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer. Bonus expense included in G&A increased $3.2 million because we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate. We provide additional information on page 28 concerning bonus expense. The remainder of the increase results from other compensation-related expense including higher salaries. Higher rent expense, mainly for our new office space in China, also contributed to the growth in G&A, although to a much lesser extent.

In the first quarter of 2010, we recorded an expense of $0.8 million to increase our liability for vacant office space for the former Ibbotson headquarters when we finalized sub-lease arrangements for a portion of this space. This expense did not recur in the first quarter of 2011.

As a percentage of revenue, G&A expense was up 4.1 percentage points in the first quarter of 2011, primarily because of the $3.2 million of expense for the separation agreement and higher bonus expense.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2011	2010	Change
Depreciation expense	$3,689	$3,471	6.3%
Amortization expense	6,513	5,468	19.1%
Total depreciation and amortization expense	$10,202	$8,939	14.1%
% of revenue	6.7%	7.0%	(0.3	)pp

Depreciation expense was up slightly in the first quarter, partly because of incremental depreciation expense from acquisitions.

Amortization expense increased $1.0 million in the first quarter of 2011. We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. Based on acquisitions completed through March 31, 2011, we estimate that aggregate amortization expense for intangible assets will be approximately $25.7 million in 2011 and $24.3 million in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2010, additional acquisitions, and currency translations.

As a percentage of revenue, depreciation and amortization were down slightly in the first quarter.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2011	2010	Change
Restricted stock units	$2,785	$2,937	(5.2)%
Restricted stock	864	—	100%
Total stock-based compensation expense	$3,649	$2,937	24.2%
% of revenue	2.4%	2.3%	0.1	pp

Stock-based compensation expense, which we include in each of our operating expense categories, increased $0.7 million in the first quarter of 2011 and remained relatively flat as a percentage of revenue compared with the same period in 2010.

Our stock-based compensation expense relates to grants of restricted stock units (RSUs) and restricted stock.

We began granting RSUs in May 2006 and make additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is generally four years. The expense recorded in the first quarter of 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited.

Beginning in the second quarter of 2010, we began recording expense related to restricted stock issued in conjunction with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares to the selling employee-shareholders. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. These grants resulted in an expense of $0.9 million in the first quarter of 2011. Approximately half of this expense relates to accelerated vesting of a portion of these restricted stock grants.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest.

Based on grants of RSUs and restricted stock made through March 31, 2011, we anticipate that stock-based compensation expense will be approximately $13.0 million in 2011. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended March 31
($000)	2011	2010	Change
Bonus expense	$10,133	$7,708	31.5%
% of revenue	6.7%	6.0%	0.7	pp

Bonus expense, which we include in each of our operating expense categories, increased $2.4 million in the first quarter of 2011 compared with the prior-year period. The $2.4 million increase consists of 1) an increase of $2.9 million in the quarter’s bonus expense and 2) a difference of $0.4 million between the amounts of bonuses paid in 2011 (related to 2010 performance) compared with the annual bonus expense recorded in 2010. The table below presents the effect of these two factors by cost category and in total:

				Difference between bonuses paid in Q1 2011 (for 2010
	Bonus Expense			performance) vs. 2010 bonus	Net Increase (Decrease) in
($000)	Q1 2011	Q1 2010	Change	expense	Bonus Expense
Cost of sales	$4,205	$2,821	$1,384	$(1,577)	$(193)
Development	1,715	1,152	563	(959)	(396)
Sales and Marketing	1,557	1,248	309	(521)	(212)
General and administrative expense	3,104	2,487	617	2,609	3,226
Total bonus expense	$10,581	$7,708	$2,873	$(448)	$2,425

Although in total the 2010 bonuses paid were approximately $0.4 million lower compared with the amount expensed in 2010, there were some larger differences by cost category. We paid a greater portion of the 2010 bonus to employees in the G&A category compared with our initial estimate.

Consolidated Operating Income

	Three months ended March 31
($000)	2011	2010	Change
Operating income	$31,809	$30,942	2.8%
% of revenue	21.0%	24.1%	(3.1	)pp

Consolidated operating income increased $0.9 million in the first quarter of 2011. Our revenue rose $23.5 million, just slightly more than our operating expense increase of $22.6 million.

However, because operating expense increased more than revenue in percentage terms, our operating margin was 3.1 percentage points lower in the first quarter of 2011. The $3.2 million of expense related to the separation agreement contributed approximately 2.1 percentage points to the margin decline. Acquisitions also contributed to the margin decline, but to a lesser extent. The margin decline also reflects higher salaries, bonuses, sales commissions, and employee benefits as a percentage of revenue.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
($000)	2011	2010	Change
Cash provided by operating activities	$14,346	$14,450	(0.7)%
Capital expenditures	(5,037)	(1,650)	205.3%
Free cash flow	$9,309	$12,800	(27.3)%

We generated positive free cash flow in the first quarter of 2011 and 2010. Free cash flow declined $3.5 million in the first quarter of 2011 reflecting an increase in capital expenditures of $3.4 million, primarily for payments for our development center in China.

Cash provided by operating activities: Cash provided by operating activities was essentially flat despite a $16.1 million increase in bonus payments in 2011. We made bonus payments of $37.5 million in the first quarter of 2011, compared with $21.4 million in the first quarter of 2010.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended March 31
($000)	2011	2010	Change
Consolidated net income	$22,439	$20,157	$2,282
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(4,122)	(3,048)	(1,074)
Depreciation and amortization expense	10,202	8,939	1,263
Stock-based compensation expense	3,649	2,937	712
All other non-cash items included in net income	(1,278)	(722)	(556)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(37,464)	(21,360)	(16,104)
Cash paid for income taxes	(6,962)	(8,565)	1,603
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	(4,887)	4,887
Cash paid for separation agreements	(2,070)	—	(2,070)
Accounts receivable	(3,357)	(4,867)	1,510
Deferred revenue	9,847	10,430	(583)
Income taxes — current	12,259	12,246	13
Accrued compensation	12,658	3,731	8,927
Other assets	1,453	(480)	1,933
Accounts payable and accrued liabilities	(2,600)	1,174	(3,774)
All other	(308)	(1,235)	927
Cash provided by operating activities	$14,346	$14,450	$(104)

In the first quarter of 2011, cash provided by operations declined slightly despite a $2.3 million increase in consolidated net income. The $16.1 million increase in bonuses paid in the first quarter of 2011 was the primary contributor to this difference.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first quarters of 2011 and 2010, we classified $4.1 million and $3.0 million of excess tax benefits, respectively, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $5.0 million for capital expenditures in the first quarter of 2011, approximately half of which represents remaining payments for our development center in China.

Segment Results

	Three months ended March 31
Key Metrics ($000)	2011	2010	% Change
Revenue
Investment Information	$120,399	$103,524	16.3%
Investment Management	31,368	24,766	26.7%
Consolidated revenue	$151,767	$128,290	18.3%

Operating income (loss)
Investment Information	$32,307	$32,746	(1.3)%
Investment Management	17,046	13,293	28.2%
Intangible amortization and corporate depreciation expense	(8,301)	(7,246)	14.6%
Corporate unallocated	(9,243)	(7,851)	17.7%
Consolidated operating income	$31,809	$30,942	2.8%

Operating margin
Investment Information	26.8%	31.6%	(4.8	)pp
Investment Management	54.3%	53.7%	0.6	pp
Consolidated operating margin	21.0%	24.1%	(3.1	)pp

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

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We also sell Equity Research to other companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. The segment also includes Morningstar Credit Research and Realpoint. Realpoint is an NRSRO specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first three months of 2011 and 2010, this segment represented approximately 80% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2011	2010	% Change
Revenue	$120,399	$103,524	16.3%
Operating income	$32,307	$32,746	(1.3)%
Operating margin (%)	26.8%	31.6%	(4.8	)pp

Revenue

In the first quarter of 2011, Investment Information segment revenue increased $16.9 million, or 16.3%, to $120.4 million. Acquisitions contributed $7.7 million of revenue in the quarter, primarily from Realpoint, and, to a lesser extent, OBSR and the Annuity Intelligence business. Excluding acquisitions, our software and data product lines were the main contributors to revenue growth.

Higher revenue from Morningstar Direct contributed approximately one-third of the increase in segment revenue excluding acquisitions. The number of licenses for Morningstar Direct increased to 5,092 worldwide, compared with 3,771 as of March 31, 2010, with strong growth in the U.S. and internationally. The growth reflects additional licenses for both new and existing clients, as well as client migrations from Institutional Workstation to Morningstar Direct.

Advisor software revenue also represented approximately one-third of the increase in segment revenue excluding acquisitions. Higher revenue from Advisor Workstation (mainly Morningstar Office) and Site Builder more than offset slightly lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased slightly to 155,519 as of March 31, 2011 compared with 153,170 as of December 31, 2010, and 154,474 as of March 31, 2010. The first quarter of 2011 was a strong quarter for new net seats for Morningstar Office. Principia subscriptions totaled 32,884 as of March 31, 2011, up slightly from 32,681 as of December 31, 2010 but down from 35,033 as of March 31, 2010.

Licensed Data was the third-largest contributor to the revenue increase in the first quarter of 2011, reflecting strong renewal rates for managed products data. Licensed Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Revenue for Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, also increased in the first quarter of 2011. Higher Internet advertising sales were partially offset by a decline in Premium Membership revenue in the United States. Subscriptions for the U.S. version of Morningstar.com Premium service declined to 138,607 as of March 31, 2011, compared with 138,732 as of December 31, 2010 and 146,726 as of March 31, 2010.  Premium memberships have continued declining because of a weak trial pipeline. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2011 and 2010, which partly offset the revenue decline associated with the lower subscription levels.

Operating Income

In the first quarter of 2011, operating income for the Investment Information segment decreased $0.4 million, or 1.3%, as operating expense increased more than revenue.

Operating expense was up $17.3 million in the first quarter of 2011. Additional costs from acquisitions contributed approximately 40% of the increase. Higher salaries, reflecting expanded headcount and incentive compensation, including bonus, sales commission expense, and 401(k) match, also contributed to the increase.

Our Investment Information segment operating margin declined 4.8 percentage points in the first quarter of 2011. Approximately 3.5 percentage points of the decline reflects higher compensation-related expense as a percentage of revenue. Acquisitions also had a negative effect on the segment margin of approximately 1.0 percentage points.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Advice, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

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

In our Retirement Advice business, our contracts may include one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures.

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

In the first three months of 2011 and 2010, this segment represented approximately 20% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2011	2010	% Change
Revenue	$31,368	$24,766	26.7%
Operating income	$17,046	$13,293	28.2%
Operating margin (%)	54.3%	53.7%	0.6	pp

Revenue

Investment Management segment revenue increased $6.6 million in the first quarter of 2011. Excluding acquisitions, revenue was up across all product lines in the quarter. Investment Consulting and Retirement Advice were the primary drivers of the revenue increase. Managed Portfolios was also a positive contributor, but to a lesser extent.

Within the Investment Management segment, revenue from asset-based fees made up approximately 60% of segment revenue in the first three months of 2011 and 2010.

Assets under Advisement for Investment Consulting

	As of March 31
($ billions)	2011	2010
Assets under advisement for Investment Consulting	$111.7	$62.6

These assets include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets under management for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

We provided Investment Consulting advisory services on approximately $111.7 billion in assets as of March 31, 2011 compared with approximately $107.2 billion as of December 31, 2010 and approximately $62.6 billion as of March 31, 2010. Total assets under advisement as of March 31, 2011 include approximately $41.1 billion related to a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Previously, we created model portfolios for the same client, so the increase in assets represents incremental growth in an existing revenue stream. Excluding assets from the new fund-of-funds program, assets under advisement for Investment Consulting rose compared with the prior year, primarily reflecting positive market performance.

We cannot quantify cash inflows and outflows for these portfolios because we do not have custody of the assets in the majority of our investment management businesses. The information we receive from many of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot precisely quantify the effect of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

Assets under Management for Managed Retirement Accounts

	As of March 31
($ billions)	2011	2010
Assets under management in managed retirement accounts	$20.6	$16.1

Assets under management for Retirement Advice increased to $20.6 billion as of March 31, 2011 compared with $19.6 billion as of December 31, 2010 and $16.1 billion as of March 31, 2010.

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

Morningstar Managed Portfolios

Morningstar Managed Portfolios also contributed to the segment’s revenue increase in the first quarter of 2011. The higher revenue mainly reflects higher average asset levels during the first three months of 2011 compared with the same period in 2010. Assets under management for Morningstar Managed Portfolios rose to $2.9 billion as of March 31, 2011, from $2.3 billion as of March 31, 2010, reflecting positive equity market returns and strong net inflows.

Operating Income

Operating income for the Investment Management segment increased $3.8 million, or 28.2%, in the first quarter of 2011.

Operating expense in the segment rose $2.8 million, or 24.8%. Approximately 40% of the increase reflects incremental costs from acquisitions, primarily OBSR and Seeds. Higher salaries and incentive compensation, including bonuses and sales commissions, contributed approximately 70% of the growth in operating expense excluding acquisitions. Bonus expense rose $0.6 million. Employee benefits, including employee healthcare benefits and matching contributions to our 401(k) plan in the United States, also increased, but to a lesser extent.

Operating margin increased 0.6 percentage points in the first quarter of 2011, as revenue growth exceeded the growth in operating expense.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended March 31
($000)	2011	2010	% Change
Amortization expense	$6,513	$5,468	19.1%
Depreciation expense	1,788	1,778	0.6%
Corporate unallocated	9,243	7,851	17.7%
Corporate items	$17,544	$15,097	16.2%

Amortization of intangible assets increased $1.0 million in the first quarter of 2011, mainly reflecting incremental amortization expense related to acquisitions completed in 2010. As of March 31, 2011, we had $162.6 million of net intangible assets. We amortize these intangible assets over their estimated lives, ranging from one to 25 years. Based on acquisitions completed through March 31, 2011, we estimate that aggregate amortization expense for intangible assets will be approximately $25.7 million in 2011. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense for corporate departments did not change significantly in the quarter.

Corporate unallocated expense increased $1.3 million in the first quarter of 2011. This increase reflects the $3.2 million of expense for the separation agreement. Partially offsetting this increase was the $0.8 million of expense for the liability for vacant office space included in our first-quarter 2010 results, which did not recur in the first quarter of 2011. Lower professional fees and $0.6 million of capitalized expense for software development also offset the increase in expense, although to a lesser extent.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income, and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2011	2010
Equity in net income of unconsolidated entities	$374	$389

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

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended March 31
($000)	2011	2010
Interest income, net	$524	$587
Other income (expense), net	250	(766)
Non-operating income (expense), net	$774	$(179)

Interest income, net mainly reflects interest from our investment portfolio. Net interest income was essentially flat in the first quarter of 2011 compared with the prior-year period.

Other income, net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended March 31
($000)	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$32,583	$30,763
Equity in net income of unconsolidated entities	374	389
Net loss attributable to the noncontrolling interest	98	31
Total	$33,055	$31,183
Income tax expense	$10,518	$10,995
Effective tax rate	31.8%	35.3%

Our effective tax rate of 31.8% reflects the positive effect of certain income tax benefits, the difference between U.S. federal and foreign tax rates, and tax credits related to our research and development activities. The effective tax rate declined 3.5 percentage points, primarily from the positive effect of certain deferred income tax benefits recorded in the first quarter of 2011.

There were no significant changes to uncertain tax positions in the first three months of 2011 as a result of lapses of statutes of limitation or audit activity. As of December 31, 2010, our Condensed Consolidated Balance Sheet included a current liability of $0.7 million and a non-current liability of $8.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We are currently under audit by various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these state, local, and non-U.S. audits will conclude in 2011. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

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

We expect to make a recurring quarterly dividend payment of 5 cents per share. We paid our first dividend in January 2011 to shareholders of record as of December 31, 2010, with a payment amount of approximately $2.5 million. In February 2011, our board of directors approved a payment of a regular quarterly dividend of 5 cents per share to shareholders of record as of April 15, 2011. As of March 31, 2011, we recorded a liability for dividends payable of $2.5 million. The dividend was paid on April 29, 2011.

In September 2010, our board of directors also approved a share repurchase program that authorizes the repurchase of up to $100 million of our outstanding common stock. From time to time we may repurchase shares at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In total, we have repurchased 76,218 shares for $3.8 million as part of this program. We did not repurchase any shares in the first quarter of 2011.

Cash and Cash Equivalents

As of March 31, 2011, we had cash, cash equivalents, and investments of $385.3 million, an increase of $19.9 million compared with December 31, 2010. The increase reflects $14.3 million of cash provided by operating activities, $9.0 million of cash from stock-option proceeds and excess tax benefits, and a positive effect of foreign currency translations.  These items, which increased our cash balances, were partially offset by $5.0 million of capital expenditures and $2.5 million of dividends paid.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities. We typically pay bonuses in the first quarter of the year. As a result, cash flow from operations in the first quarter tends to be lower compared with subsequent quarters.

In the first three months of 2011, cash provided by operating activities of $14.3 million was flat compared with the same period in 2010 despite a $16.1 million increase in bonus payments. We paid $37.5 million in annual bonuses in the first quarter of 2011, compared with $21.4 million in the prior-year period. Our cash flow from operations in the first quarter of 2011 also reflects $2.1 million for previously announced separation agreements with two former executives.

In the first quarter of 2010, we paid $4.9 million to one former and two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities can vary from period to period depending on the activity in these three categories. In the first three months of 2011, cash used for investing activities was $10.0 million, compared with cash provided by investing activities of $34.6 million in the same period of 2010.

In the first quarter of 2011, purchases of investments exceeded the proceeds from the maturity and sale of investments by $5.0 million. In contrast, in the first three months of 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $37.0 million. As of March 31, 2011 and December 31, 2010, we had investments, consisting primarily of fixed-income securities, of $191.9 million and $185.2 million, respectively. As of March 31, 2011 and December 31, 2010, our investments represented approximately half of our total cash, cash equivalents, and investments.

Capital expenditures were $5.0 million in the first three months of 2011, an increase of $3.4 million compared with the first three months of 2010. The majority of the increase reflects remaining payments for our development center in China. We expect to make capital expenditures of approximately $14 million to $17 million in 2011, primarily for leasehold improvements at new and existing office locations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase outstanding common stock through our share repurchase program. We did not make any purchases under this program in the first quarter of 2011.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements include additional information concerning stock options and restricted stock units outstanding as of March 31, 2011.

Cash provided by financing activities was $6.3 million in the first three months of 2011. Proceeds from stock-option exercises totaled $4.9 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $4.1 million. Partially offsetting these cash inflows was $2.5 million of dividends paid. In the first three months of 2011, cash provided by financing activities decreased by $0.5 million, driven by the dividend payout and partially offset by an increase in proceeds from stock-option exercises and a higher excess tax benefit.

Employees exercised approximately 0.3 million stock options in the first three months of 2011 and 2010. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first quarter of 2011 and 2010 was $13.9 million and $10.6 million, respectively.

Reclassifications

Beginning in 2011, as a part of the new Investment Management organization structure, we reviewed the revenue classification between Investment Consulting and Retirement Advice. We reclassified the prior-year information for consistency with the current-year presentation. As presented in the tables below, this reclassification changed the order of Advisor Workstation and Investment Consulting in our top five products in 2010, but did not have any effect on the order of our top five products in 2009.

Top Five Products 2010	Reclassified for Consistency with 2011 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$98,186	$98,186
Advisor Workstation	69,321	69,321
Investment Consulting	66,114	72,798
Morningstar.com	49,673	49,673
Morningstar Direct	38,069	38,069

Top Five Products 2009	Reclassified for Consistency with 2011 Product Revenue ($000)	As Reported Revenue ($000)
Licensed Data	$91,524	$91,524
Advisor Workstation	65,673	65,673
Investment Consulting	56,344	62,531
Morningstar.com	39,454	39,454
Principia	29,968	29,968

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 28, 2011. We also discuss our significant accounting policies in Note 3 of our Consolidated Financial Statements included in our Annual Report.

Effective January 1, 2011, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables and establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. We will apply this guidance for revenue arrangements entered into or materially modified from January 1, 2011. The adoption of ASU 2009-13 does not significantly affect either the timing or amount of our revenue recognition.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of May 1, 2011:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through May 1, 2011	Projected Beneficial Ownership (1)
Scott Cooley Chief Financial Officer	03/22/11	05/31/12	10,000	Shares to be sold under the plan if the stock reaches a specified price	__	41,727
Steve Kaplan, Director	02/23/11	02/28/12	7,500	Shares to be sold under the plan on specified dates	__	55,947
Liz Kirscher President, Data Division	11/23/09	02/28/12	63,750	Shares to be sold under the plan if the stock reaches specified prices	24,000	73,823
Cathy Odelbo President, Equity & Credit Research	08/13/08	12/31/11	100,000	Shares to be sold under the plan if the stock reaches specified prices	__	80,466
Don Phillips President, Fund Research	03/11/11	05/01/12	95,000	Shares to be sold under the plan if the stock reaches specified prices	__	358,812
Richard Robbins General Counsel and Corporate Secretary	11/18/10	10/31/11	11,078	Shares to be sold under the plan on a specified date and if the stock reaches a specified price	6,078	25,263
David Williams Managing Director, Design	09/10/08	02/28/12	20,000	Shares to be sold under the plan if the stock reaches specified prices	4,000	92,557

During the first quarter, Chris Boruff’s, Scott Cooley’s, and Cheryl Francis’ previously disclosed Rule 10b5-1 sales plans expired in accordance with their terms.  In April 2011, Paul Sturm terminated his previously disclosed Rule 10b5-1 sales plan.

(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2011, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2011 and restricted stock units that will vest by May 30, 2011. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2011. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. We do not have any direct exposure to sub-prime mortgages. As of March 31, 2011, our cash, cash equivalents, and investments balance was $385.3 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.8 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2                  OTHER INFORMATION

Item 1.  Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2011:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2010	76,218	$49.64	76,218	$96,216,778
January 1, 2011 – January 31, 2011	—	—	—	$96,216,778
February 1, 2011 – February 28, 2011	—	—	—	$96,216,778
March 1, 2011 – March 31, 2011	—	—	—	$96,216,778
Total	76,218	$49.64	76,218

* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1) In September 2010, our board of directors approved a share repurchase program that authorizes the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012.

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

101*

The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 4, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text

*               Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 4, 2011	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer