Form 10-Q
period 2011-06-30
Morningstar, Inc.
filed 2011-08-02
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2011, there were 50,573,958 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in thousands except per share amounts)	2011	2010	2011	2010

Revenue	$161,011	$136,091	$312,778	$264,381

Operating expense (1):
Cost of goods sold	45,186	39,738	85,855	74,054
Development	13,681	11,899	25,669	22,788
Sales and marketing	26,767	24,435	53,249	46,996
General and administrative	26,207	23,106	56,824	43,749
Depreciation and amortization	10,563	9,246	20,765	18,185
Total operating expense	122,404	108,424	242,362	205,772

Operating income	38,607	27,667	70,416	58,609

Non-operating income (expense):
Interest income (expense), net	(179)	593	345	1,180
Other income (expense), net	188	(572)	438	(1,338)
Non-operating income (expense), net	9	21	783	(158)

Income before income taxes and equity in net income of unconsolidated entities	38,616	27,688	71,199	58,451

Income tax expense	12,724	10,225	23,242	21,220

Equity in net income of unconsolidated entities	595	454	969	843

Consolidated net income	26,487	17,917	48,926	38,074

Net (income) loss attributable to the noncontrolling interest	(2)	85	96	116

Net income attributable to Morningstar, Inc.	$26,485	$18,002	$49,022	$38,190

Net income per share attributable to Morningstar, Inc.:
Basic	$0.53	$0.37	$0.98	$0.78
Diluted	$0.52	$0.36	$0.96	$0.76

Weighted average shares outstanding:
Basic	50,165	49,234	49,983	49,032
Diluted	51,142	50,533	51,041	50,426

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,072	$907	$1,951	$1,622
Development	572	449	1,043	842
Sales and marketing	481	486	903	889
General and administrative	1,718	1,813	3,595	3,239
Total stock-based compensation expense	$3,843	$3,655	$7,492	$6,592

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in thousands except share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$195,023	$180,176
Investments	235,216	185,240
Accounts receivable, less allowance of $767 and $1,056, respectively	111,518	110,891
Deferred tax asset, net	2,787	2,860
Income tax receivable, net	14,381	10,459
Other	16,497	17,654
Total current assets	575,422	507,280
Property, equipment, and capitalized software, net	62,062	62,105
Investments in unconsolidated entities	24,424	24,262
Goodwill	326,543	317,661
Intangible assets, net	156,940	169,023
Other assets	7,675	5,971
Total assets	$1,153,066	$1,086,302

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$38,646	$42,680
Accrued compensation	50,089	62,404
Deferred revenue	156,760	146,267
Other	761	1,373
Total current liabilities	246,256	252,724
Accrued compensation	4,855	4,965
Deferred tax liability, net	19,477	19,975
Other long-term liabilities	26,256	27,213
Total liabilities	296,844	304,877

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 50,539,113 and 49,874,392 shares were outstanding as of June 30, 2011 and December 31, 2010, respectively	5	5
Treasury stock at cost, 266,334 shares as of June 30, 2011 and 279,456 shares as of December 31, 2010	(6,391)	(6,641)
Additional paid-in capital	476,456	458,426
Retained earnings	367,310	323,408
Accumulated other comprehensive income:
Currency translation adjustment	17,070	4,503
Unrealized gain on available-for-sale securities	762	615
Total accumulated other comprehensive income	17,832	5,118
Total Morningstar, Inc. shareholders’ equity	855,212	780,316
Noncontrolling interest	1,010	1,109
Total equity	856,222	781,425
Total liabilities and equity	$1,153,066	$1,086,302

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity and Comprehensive Income (Loss)
For the Six months ended June 30, 2011

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2010	49,874,392	$5	$(6,641)	$458,426	$323,408	$5,118	$1,109	$781,425

Comprehensive income (loss):

Net income (loss)		—	—	—	49,022	—	(96)	48,926
Unrealized gain on available-for-sale investments, net of income tax of $73		—	—	—	—	147	—	147
Foreign currency translation adjustment, net		—	—	—	—	12,567	(3)	12,564
Total comprehensive income (loss)		—	—	—	49,022	12,714	(99)	61,637

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	666,614	—	359	4,293	—	—	—	4,652
Stock-based compensation — restricted stock units		—	—	6,117	—	—	—	6,117
Stock-based compensation — restricted stock		—	—	1,308	—	—	—	1,308
Stock-based compensation - stock-options		—	—	67	—	—	—	67
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	6,171	—	—	—	6,171
Common shares repurchased	(1,893)	—	(109)	—	—	—	—	(109)
Dividends declared — common shares outstanding		—	—	—	(5,042)	—	—	(5,042)
Dividends declared — restricted stock units		—	—	74	(78)	—	—	(4)

Balance as of June 30, 2011	50,539,113	$5	$(6,391)	$476,456	$367,310	$17,832	$1,010	$856,222

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in thousands)	2011	2010

Operating activities
Consolidated net income	$48,926	$38,074
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	20,765	18,185
Deferred income tax expense (benefit)	454	(1,012)
Stock-based compensation expense	7,492	6,592
Provision for bad debt	530	356
Equity in net income of unconsolidated entities	(969)	(843)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(6,171)	(4,205)
Other, net	(547)	1,386
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	617	(6,615)
Other assets	608	(511)
Accounts payable and accrued liabilities	(5,260)	2,859
Accrued compensation	(14,528)	(11,154)
Income taxes payable	2,742	(4,255)
Deferred revenue	8,197	7,177
Deferred rent	(657)	(80)
Other liabilities	(1,043)	(924)
Cash provided by operating activities	61,156	45,030

Investing activities
Purchases of investments	(198,647)	(85,528)
Proceeds from maturities and sales of investments	150,360	130,381
Capital expenditures	(8,418)	(3,839)
Acquisitions, net of cash acquired	569	(67,455)
Other, net	785	889
Cash used for investing activities	(55,351)	(25,552)

Financing activities
Proceeds from stock-option exercises, net	4,652	3,650
Excess tax benefits from stock-option exercises and vesting of restricted stock units	6,171	4,205
Common shares repurchased	(109)	—
Dividends paid	(5,011)	—
Other, net	(214)	205
Cash provided by financing activities	5,489	8,060

Effect of exchange rate changes on cash and cash equivalents	3,553	(3,657)
Net increase in cash and cash equivalents	14,847	23,881
Cash and cash equivalents—beginning of period	180,176	130,496
Cash and cash equivalents—end of period	$195,023	$154,377

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,104	$26,396
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$220	$(941)

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

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
EITF: Emerging Issues Task Force
FASB: Financial Accounting Standards Board
SAB: Staff Accounting Bulletin
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

In conjunction with the adoption of ASU 2009-13, we have updated our disclosures concerning revenue recognition, as follows:

Revenue recognition:  We recognize revenue in accordance with SEC SAB Topic 13, Revenue Recognition, ASC 605-25, Revenue Recognition:  Multiple Element Arrangements, and ASC 985-605, Software: Revenue Recognition.

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

We generate revenue through sales of Licensed Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar Equity Research, Premium membership fees for Morningstar.com, and a variety of other investment-related products and services. The revenue arrangements for these offerings are generally structured as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as the product or service is delivered and over the service obligation period defined by the terms of the customer contract.

We also generate revenue from Internet advertising, primarily from “impression-based” contracts. For advertisers who use our cost-per-impression pricing, we charge fees each time their ads are displayed on our site.

Investment Consulting includes a broad range of services. Pricing for the consulting services is based on the scope of work and the level of service required, and includes asset-based fees for work we perform that involves investment management or acting as a subadvisor to investment portfolios. In arrangements that involve asset-based fees, we generally invoice clients quarterly in arrears based on average assets for the quarter. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met.

Our Retirement Solutions offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). For our Retirement Solutions offerings, we provide both a hosted solution as well as proprietary installed software advice solution. The installed customized software can be integrated with a client’s existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. The revenue arrangements for Retirement Solutions generally extend over multiple years. Our contracts may include one-time setup fees, implementation fees, technology licensing and maintenance fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Upon customer acceptance, we recognize revenue ratably over the term of the agreement. We recognize asset-based fees and variable fees in excess of any minimum once the value is fixed and determinable.

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

Deferred revenue represents the portion of subscriptions billed or collected in advance of the service being provided, which we expect to recognize as revenue in future periods. Certain arrangements may have cancellation or refund provisions. If we make a refund, it typically reflects the amount collected from a customer for which services have not yet been provided. The refund therefore results in a reduction of deferred revenue.

3.	Acquisitions, Goodwill, and Other Intangible Assets

2011 Acquisitions

We did not complete any acquisitions in the first six months of 2011.

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
		February 1, 2010	Not separately disclosed
Aegis Equities Research	A leading provider of independent equity research in Sydney, Australia.	April 1, 2010	$10.3 million
Old Broad Street Research Ltd.	A premier provider of fund research, ratings, and investment consulting services in the United Kingdom.	April 12, 2010	$16.8 million
Realpoint, LLC	A Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in structured finance.	May 3, 2010	$38.4 million in cash and 199,174 shares of restricted stock (valued at approximately $10 million as of the date the acquisition was announced in March 2010)
Morningstar Danmark A/S (Morningstar Denmark)	Acquisition of the 75% ownership interest not previously owned by Morningstar, bringing our ownership to 100%.	July 1, 2010	$14.6 million
Seeds Group	A leading provider of investment consulting services and fund research in France.	July 1, 2010	Not separately disclosed
Annuity Intelligence business of Advanced Sales and Marketing Corporation
The Annuity Intelligence business provides a web-based service that leverages a proprietary database of more than 1,000 variable annuities that includes "plain-English" translations of complex but important information found in prospectuses and other public filings.
		November 1, 2010	$14.1 million
____________________________________________
* Total purchase price, less cash acquired, subject to post closing adjustments.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2010 to June 30, 2011:

($000)
Balance as of December 31, 2010	$317,661
Adjustments to 2010 acquisitions	1,387
Other, primarily currency translation	7,495
Balance as of June 30, 2011	$326,543

We did not record any impairment losses in the second quarter of 2011 and 2010, respectively. We perform our annual impairment reviews in the fourth quarter.

The following table summarizes our intangible assets:

	As of June 30, 2011				As of December 31, 2010
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,759	$(17,744)	$15,015	10	$33,990	$(15,970)	$18,020	10
Customer-related assets	137,412	(46,880)	90,532	12	130,675	(39,951)	90,724	11
Supplier relationships	240	(78)	162	20	240	(72)	168	20
Technology-based assets	81,556	(30,992)	50,564	9	78,651	(25,682)	52,969	9
Non-competition agreement	1,781	(1,114)	667	4	1,751	(909)	842	4
Intangible assets related to acquisitions with preliminary purchase price allocations	—	—	—	—	6,407	(107)	6,300	10
Total intangible assets	$253,748	$(96,808)	$156,940	10	$251,714	$(82,691)	$169,023	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Amortization expense	$6,632	$5,848	$13,145	$11,316

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2011 and subsequent years as follows:

($000)
2011	$25,947
2012	24,416
2013	21,677
2014	20,407
2015	19,525
2016	14,896

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
ASC 260-10-45-59A requires the dilutive effect of participating securities to be calculated using the more dilutive of the treasury stock or the two-class method. We have determined the two-class method to be the more dilutive of the two methods. As such, we adjusted the earnings allocated to common stock shareholders in the basic earnings per share calculation for the reallocation of undistributed earnings to participating securities to calculate diluted earnings per share.
The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$26,485	$18,002	$49,022	$38,190
Less: Distributed earnings available to participating securities	(8)	—	(17)	—
Less: Undistributed earnings available to participating securities	(72)	—	(131)	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$26,405	$18,002	$48,874	$38,190

Weighted average common shares outstanding	50,165	49,234	49,983	49,032

Basic net income per share attributable to Morningstar, Inc.	$0.53	$0.37	$0.98	$0.78

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$26,405	$18,002	$48,874	$38,190
Add: Undistributed earnings allocated to participating securities	72	—	131	—
Less: Undistributed earnings reallocated to participating securities	(70)	—	(129)	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$26,407	$18,002	$48,876	$38,190

Weighted average common shares outstanding	50,165	49,234	49,983	49,032
Net effect of dilutive stock options and restricted stock units	977	1,299	1,058	1,394
Weighted average common shares outstanding for computing diluted income per share	51,142	50,533	51,041	50,426

Diluted net income per share attributable to Morningstar, Inc.	$0.52	$0.36	$0.96	$0.76

5.	Segment and Geographical Area Information

Morningstar has two operating segments:

•
Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar.com, Morningstar Direct, Morningstar Integrated Web Tools (formerly Morningstar Site Builder), and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Morningstar Integrated Web Tools is a set of services that helps institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we sell to other companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients.

•	Investment Management. The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

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

The following tables show selected segment data for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$128,116	$32,895	$—	$161,011
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	86,484	13,833	7,681	107,998
Stock-based compensation expense	2,488	531	824	3,843
Depreciation and amortization	2,047	40	8,476	10,563
Operating income (loss)	$37,097	$18,491	$(16,981)	$38,607

U.S. capital expenditures				$1,593
Non-U.S. capital expenditures				$1,788

U.S. revenue				$113,424
Non-U.S. revenue				$47,587

	Three months ended June 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$109,021	$27,070	$—	$136,091
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	74,785	12,166	8,572	95,523
Stock-based compensation expense	2,112	539	1,004	3,655
Depreciation and amortization	1,582	44	7,620	9,246
Operating income (loss)	$30,542	$14,321	$(17,196)	$27,667

U.S. capital expenditures				$731
Non-U.S. capital expenditures				$1,458

U.S. revenue				$98,986
Non-U.S. revenue				$37,105

	Six months ended June 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$248,515	$64,263	$—	$312,778
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	170,247	27,671	16,187	214,105
Stock-based compensation expense	4,958	973	1,561	7,492
Depreciation and amortization	3,906	82	16,777	20,765
Operating income (loss)	$69,404	$35,537	$(34,525)	$70,416

U.S. capital expenditures				$3,523
Non-U.S. capital expenditures				$4,895

U.S. revenue				$221,605
Non-U.S. revenue				$91,173

	Six months ended June 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$212,545	$51,836	$—	$264,381
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	142,430	23,098	15,467	180,995
Stock-based compensation expense	3,600	1,032	1,960	6,592
Depreciation and amortization	3,227	92	14,866	18,185
Operating income (loss)	$63,288	$27,614	$(32,293)	$58,609

U.S. capital expenditures				$1,632
Non-U.S. capital expenditures				$2,207

U.S. revenue				$191,596
Non-U.S. revenue				$72,785

	As of June 30, 2011
(000’s)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$284,097	$42,446	$—	$326,543

U.S. long-lived assets				$38,772
Non-U.S. long-lived assets				$23,290

	As of December 31, 2010
(000’s)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

6.	Investments and Fair Value Measurements

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

	As of June 30	As of December 31
($000)	2011	2010
Available-for-sale	$214,211	$173,072
Held-to-maturity	15,496	7,476
Trading securities	5,509	4,692
Total	$235,216	$185,240

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2011				As of December 31, 2010
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$116,101	$58	$(46)	$116,113	$113,597	$36	$(56)	$113,577
Corporate bonds	55,758	86	(56)	55,788	42,839	63	(24)	42,878
Commercial paper	25,959	6	(3)	25,962	2,994	—	(3)	2,991
Equity securities and exchange-traded funds	6,182	312	(46)	6,448	4,510	418	(6)	4,922
Mutual funds	9,006	894	—	9,900	8,146	558	—	8,704
Total	$213,006	$1,356	$(151)	$214,211	$172,086	$1,075	$(89)	$173,072

Held-to-maturity:
Certificates of deposit	$15,496	$—	$—	$15,496	$7,476	$—	$—	$7,476

As of June 30, 2011 and December 31, 2010, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2011 and December 31, 2010. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2011		As of December 31, 2010
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$143,986	$144,052	$85,990	$85,964
Due in one to two years	53,832	53,811	73,440	73,482
Equity securities, exchange-traded funds, and mutual funds	15,188	16,348	12,656	13,626
Total	$213,006	$214,211	$172,086	$173,072

Held-to-maturity:
Due in one year or less	$15,490	$15,490	$7,223	$7,223
Due in more than one year	6	6	253	253
Total	$15,496	$15,496	$7,476	$7,476

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

 The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2011	2010
Realized gains	$397	$17
Realized losses	—	(8)
Realized gains, net	$397	$9

The following table shows the net unrealized loss on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2011	2010
Unrealized loss, net	$9	$398

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2011
	as of	Using Fair Value Hierarchy
($000)	June 30, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$116,113	$—	$116,113	$—
Corporate bonds	55,788	—	55,788	—
Commercial paper	25,962	—	25,962	—
Equity securities and exchange-traded funds	6,448	6,448	—	—
Mutual funds	9,900	9,900	—	—
Trading securities	5,509	5,509	—	—
Total	$219,720	$21,857	$197,863	$—

	Fair Value	Fair Value Measurements as of December 31, 2010
	as of	Using Fair Value Hierarchy
($000)	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$113,577	$—	$113,577	$—
Corporate bonds	42,878	—	42,878	—
Commercial paper	2,991	—	2,991	—
Equity securities and exchange-traded funds	4,922	4,922	—	—
Mutual funds	8,704	8,704	—	—
Trading securities	4,692	4,692	—	—
Total	$177,764	$18,318	$159,446	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7.	Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of June 30	As of December 31
($000)	2011	2010
Investment in MJKK	$18,971	$19,036
Other equity method investments	232	109
Investments accounted for using the cost method	5,221	5,117
Total investments in unconsolidated entities	$24,424	$24,262

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

	As of June 30	As of December 31
	2011	2010
Morningstar’s approximate ownership of MJKK	33%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,674,000	¥3,197,000
Equivalent U.S. dollars ($000)	$33,022	$38,361

Other Equity Method Investments. As of June 30, 2011 and December 31, 2010, other equity method investments include our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of June 30, 2011 and December 31, 2010.

Cost Method Investments. As of June 30, 2011 and December 31, 2010, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first six months of 2011 and 2010, respectively.

8.	Liability for Vacant Office Space

The following table shows the change in our liability for vacant office space from December 31, 2010 to June 30, 2011:

Liability for vacant office space	($000)
Balance as of December 31, 2010	$2,429
Reduction of liability for lease payments	(855)
Balance as of June 30, 2011	$1,574

9.	Stock-Based Compensation

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

Prior to November 2004, we granted stock options under various plans, including the 1993 Stock Option Plan, the 2000 Morningstar Stock Option Plan, and the 2001 Morningstar Stock Option Plan (collectively, the Prior Plans). The 2004 Stock Incentive Plan amends and restates the Prior Plans. Under the 2004 Stock Incentive Plan, we will not grant any additional options under any of the Prior Plans, and any shares subject to an award under any of the Prior Plans that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or withheld by us in connection with the exercise of options or in payment of any required income tax withholding, were not available for awards under the 2004 Stock Incentive Plan.

In May 2011, we adopted the 2011 Stock Incentive Plan (the 2011 Plan). With the adoption of the 2011 Plan, we will not grant any additional awards under the 2004 Stock Incentive Plan. The 2011 Plan provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. All of our employees and our non-employee directors are eligible for awards under the 2011 Plan. Grants awarded under the 2011 Plan or the 2004 Stock Incentive Plan that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or shares withheld by us in connection with the exercise of options or in payment of any required income tax withholding, will be available for awards under the 2011 Plan.

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of June 30
(000)	2011
Shares available for future grants	5,000

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and six months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Restricted stock units	$3,332	$3,343	$6,117	$6,280
Restricted stock	444	312	1,308	312
Stock options	67	—	67	—
Total stock-based compensation expense	$3,843	$3,655	$7,492	$6,592

Income tax benefit related to the stock-based compensation expense	$944	$1,008	$1,669	$1,901

The following table summarizes the amount of unrecognized stock-based compensation expense as of June 30, 2011 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$33,520	36
Restricted stock	6,807	46
Stock options	1,978	45
Total unrecognized stock-based compensation expense	$42,305	38

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

The following table summarizes restricted stock unit activity during the first six months of 2011:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2010	777,666	45,189	822,855	$47.14
Granted	264,402	—	264,402	57.25
Vested	(221,806)	—	(221,806)	48.37
Vested but deferred	(1,726)	1,726	—	—
Issued	—	(26,962)	(26,962)	46.71
Forfeited	(58,025)	—	(58,025)	47.45
RSUs outstanding—June 30, 2011	760,511	19,953	780,464	50.20

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Because of the terms of the restricted share agreements prepared in conjunction with the Realpoint acquisition, we account for the grant of restricted shares as stock-based compensation expense and not as part of the acquisition consideration. See Note 3, in the Notes to our Condensed Consolidated Financial Statements, for additional information concerning the Realpoint acquisition.

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first six months of 2011 includes approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

Stock Options

Stock options granted under the 2004 Stock Incentive Plan generally vest ratably over a four-year period and expire 10 years after the date of grant. Almost all of the options granted under this plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant.

In May 2011, we granted 86,106 stock options under the 2004 Stock Incentive Plan. We estimated the fair value on the date of grant using a Black-Scholes option-pricing model. The fair value of these options using this model was $23.75 per share, based on the following assumptions:

Assumptions for Black-Scholes Option Pricing Model
Expected life (years):	7.4
Volatility factor:	35.1%
Dividend yield:	0.35%
Interest rate:	2.87%
Expected exercise price:	$57.28

The following tables summarize stock option activity in the first six months of 2011 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	648,885	$18.91
Granted	—	—
Canceled	—	—
Exercised	(114,956)	18.95
Options outstanding—June 30, 2011	533,929	19.32

Options exercisable— June 30, 2011	533,929	$19.32

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	1,207,540	$17.09
Granted	86,106	57.28
Canceled	(450)	21.12
Exercised	(374,630)	15.66
Options outstanding— June 30, 2011	918,566	21.71

Options exercisable— June 30, 2011	832,460	$18.03

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Six months ended June 30
($000)	2011	2010
Intrinsic value of options exercised	$20,137	$14,502

The table below shows additional information for options outstanding and exercisable as of June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	410,323	1.34	$9.78	$20,926	410,323	1.34	$9.78	$20,926
$19.33 - $43.87	956,066	3.44	22.29	36,799	956,066	3.44	22.29	36,799
$57.28	86,106	9.88	57.28	301	—	—	—	—

$8.57 - $57.28	1,452,495	3.23	20.83	$58,026	1,366,389	2.81	18.54	$57,725

Vested or Expected to Vest
$8.57 - $57.28	1,452,495	3.23	$20.83	$58,026

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on June 30, 2011. The intrinsic value is based on our closing stock price of $60.78 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and six months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Excess tax benefits related to stock-based compensation	$2,049	$1,157	$6,171	$4,205

10.	Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and six months ended June 30, 2011 and June 30, 2010:

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$38,616	$27,688	$71,199	$58,451
Equity in net income of unconsolidated entities	595	454	969	843
Net (income) loss attributable to the noncontrolling interest	(2)	85	96	116
Total	$39,209	$28,227	$72,264	$59,410
Income tax expense	$12,724	$10,225	$23,242	$21,220
Effective tax rate	32.5%	36.2%	32.2%	35.7%

Our effective tax rate in the second quarter of 2011 was 32.5%, a decrease of 3.7 percentage points compared with the prior-year period. Year to date, our effective tax rate was 32.2%, compared with 35.7% in the first half of 2010. In the second quarter of 2011, we increased our estimate of U.S. cash tax benefits by a net amount of $1,082,000 for domestic production activities (Internal Revenue Code Section 199), related to prior years. This net adjustment consists of $2,187,000 of estimated U.S. cash tax benefits partially offset by a $1,105,000 increase in unrecognized tax benefits. The net impact of this adjustment represents 2.8 percentage points of the decline in the effective tax rate in the quarter and 1.5 percentage points in the year-to-date period. The year-to-date effective tax rate also reflects the positive effect of certain deferred income tax benefits recorded in the first quarter of 2011.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2011 and December 31, 2010. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
($000)	2011	2010
Gross unrecognized tax benefits	$10,910	$9,089

Gross unrecognized tax benefits which would affect income tax expense	$10,303	$8,482

Effect on income tax expense upon recognition of gross unrecognized tax benefits (increase (decrease))	$(8,669)	$(6,895)

In the first half of 2011, we recorded a net increase of $1,821,000 of gross unrecognized tax benefits, which increased our income tax expense. The majority of this increase relates to the $1,105,000 expense we recorded in the second quarter of 2011, discussed above.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2011	2010
Current liability	$1,953	$654
Non-current liability	8,791	8,173
Total liability for unrecognized tax benefits	$10,744	$8,827

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

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2011. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

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

InvestPic, LLC

In November 2010, InvestPic, LLC filed a complaint in the United States District Court for the District of Delaware against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 6,349,291, which relates to methods for performing statistical analysis on investment data and displaying the analyzed data in graphical form. InvestPic seeks, among other things, unspecified damages because of defendants' alleged infringing activities and costs. While Morningstar is vigorously contesting the claims asserted, we cannot predict the outcome of the proceeding.

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint, LLC (now known as Morningstar Credit Ratings, LLC) and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Morningstar Credit Ratings for certain data-sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings through December 31, 2010. In September 2010, the court denied Egan-Jones's request for a preliminary injunction against Morningstar's corporate credit ratings business. Morningstar Credit Ratings and Morningstar continue to vigorously contest liability on all of Egan-Jones' claims for damages. We cannot predict the outcome of the proceeding.

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic is alleging that Ibbotson Associates and Morningstar violated Business Logic's rights by using its trade secrets to develop a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, injunctive relief and unspecified damages. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, seeking damages and injunctive relief. While Morningstar and Ibbotson Associates are vigorously contesting the claims against them, we cannot predict the outcome of the proceeding.

Morningstar Associates, LLC Subpoena from the New York Attorney General's Office

In December 2004, Morningstar Associates, LLC, a wholly owned subsidiary of Morningstar, Inc., received a subpoena from the New York Attorney General's office seeking information and documents related to an investigation the New York Attorney General's office is conducting. The subpoena asked for documents relating to the investment consulting services the company offers to retirement plan providers, including fund lineup recommendations for retirement plan sponsors. Morningstar Associates has provided the requested information and documents.

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

In January 2007, Morningstar Associates received a Notice of Proposed Litigation from the New York Attorney General's office. The Notice centers on disclosure relating to an optional service offered to retirement plan sponsors (employers) that select 401(k) plan services from ING, one of Morningstar Associates' clients. The Notice gave Morningstar Associates the opportunity to explain why the New York Attorney General's office should not institute proceedings. Morningstar Associates promptly submitted its explanation and has cooperated fully with the New York Attorney General's office.

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

12. Quarterly Dividend and Share Repurchase Programs

In May 2011, our board of directors declared a quarterly dividend of 5 cents per share, payable on July 29, 2011 to shareholders of record as of July 15, 2011. As of June 30, 2011, we recorded a liability for dividends payable of $2,529,000.

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of June 30, 2011, we had repurchased a total of 78,111 shares for $3,894,000 under this authorization.

13. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. For Morningstar, ASU No. 2011-04 will be applied prospectively beginning on January 1, 2012. We do not expect the provisions of ASU No. 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present other comprehensive income in the statement of stockholder's equity. For Morningstar, ASU No. 2011-05 is effective beginning on January 1, 2012. We do not expect the provisions of ASU No. 2011-05 will have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•general industry conditions and competition, including ongoing economic weakness and uncertainty;
•the effect of market volatility on revenue from asset-based fees;
•damage to our reputation resulting from claims made about possible conflicts of interest;
•liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	the increasing concentration of data and development work carried out at our offshore facilities in China and India;
•failing to differentiate our products and continuously create innovative, proprietary research tools;
•failing to successfully integrate acquisitions;
•challenges faced by our non-U.S. operations; and
•a prolonged outage of our database and network facilities.

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

After generally strong performance earlier in the year, continued worries about weak economic growth and sovereign debt in the United States and abroad weighed on the equity market in the second quarter of 2011. Morningstar’s U.S. Market Index, a broad market benchmark, was essentially flat with a 0.14% return for the quarter. The Global Ex-U.S. Index posted a 0.9% return for the same period. Total U.S. mutual fund assets increased to $12.2 trillion as of June 30, 2011, based on data from the Investment Company Institute (ICI), up from $10.5 trillion as of June 30, 2010. Despite the year over year increase, though, net inflows were heavily weighted toward fixed-income funds, and risk aversion intensified toward the end of the quarter. Based on Morningstar's estimated asset flow data, U.S. stock funds had their worst monthly outflows in June 2011 since the peak of the credit crisis in October 2008.

Assets in exchange-traded funds (ETFs) increased to $1.1 trillion as of June 30, 2011, compared with $772 billion as of June 30, 2010, based on data from the ICI.

Based on data from Nielsen/Net Ratings, aggregate page views, unique users, and pages viewed per visit for financial and investment sites all decreased compared with the second quarter of 2010. Overall, page views to finance and investment sites were down about 33% compared with the second quarter of 2010, based on Nielsen's data. We attribute this trend to individual investors' lower level of engagement with investing-related topics amid ongoing economic uncertainty. Based on Morningstar's internal data, metrics such as unique users and page views also declined for our investment website, Morningstar.com.

Despite weaker economic news, trends in online advertising generally remained strong. During the second quarter of 2011, industry publication eMarketer increased its forecast for U.S. online advertising spending, which is based on data from the Interactive Advertising Bureau and PricewaterhouseCoopers. The revised forecast projects an increase of 20.2% to $31.3 billion in 2011, following a 14.9% increase in 2010.

Overall, we believe that business conditions in the financial services sector have remained fairly healthy in recent months, although some areas, such as consumer discretionary spending, remain under pressure. In addition, market volatility has increased in recent weeks because of uncertainty about global economic debt and the political stalemate over raising the U.S. government debt ceiling.

Three and Six Months Ended June 30, 2011 vs. Three and Six Months Ended June 30, 2010

Consolidated Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2011	2010	Change		2011	2010		Change
Revenue	$161,011	$136,091	18.3%		$312,778	$264,381	9	18.3%
Operating income	$38,607	$27,667	39.5%		$70,416	$58,609		20.1%
Operating margin	24.0%	20.3%	3.7	pp	22.5%	22.2%		0.3	pp

Cash used for investing activities	$(45,307)	$(60,134)	(24.7)%		$(55,351)	$(25,552)		116.6%
Cash provided by (used for) financing activities	$(846)	$1,203	NMF		$5,489	$8,060		(31.9)%

Cash provided by operating activities	$46,810	$30,580	53.1%		$61,156	$45,030		35.8%
Capital expenditures	(3,381)	(2,189)	54.5%		(8,418)	(3,839)		119.3%
Free cash flow	$43,429	$28,391	53.0%		$52,738	$41,191		28.0%

____________________________________________________________________________________________
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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Six months ended June 30, 2011
Footnoted business of Financial Fineprint Inc.	February 1, 2010	January 1 through January 31, 2011
Aegis Equities Research	April 1, 2010	January 1 through March 31, 2011
Old Broad Street Research Ltd.	April 12, 2010	January 1 through April 11, 2011
Realpoint, LLC	May 3, 2010	January 1 through May 2, 2011
Seeds Group	July 1, 2010	January 1 through June 30, 2011
Morningstar Danmark A/S (Morningstar Denmark)	July 1, 2010	January 1 through June 30, 2011
Annuity intelligence business of Advanced Sales and Marketing Corporation	November 1, 2010	January 1 through June 30, 2011

Consolidated Revenue

In the second quarter of 2011, our consolidated revenue increased 18.3% to $161.0 million, compared with $136.1 million in the second quarter of 2010. We had $5.1 million in incremental revenue from acquisitions during the second quarter, which contributed about 3.7 percentage points to our consolidated revenue growth. Currency movements had a positive effect in the quarter, contributing approximately 3.4 percentage points to revenue growth.

Excluding acquisitions and the impact of foreign currency translations, our consolidated revenue increased by about $15.3 million, or 11.2%, in the second quarter of 2011 with increases across all major product lines. Leading the growth were Morningstar Direct, our institutional research platform, and Investment Consulting. Advisor software, Data, individual software, and credit ratings also contributed to the organic revenue increase, although to a lesser extent. Within the credit ratings business, we had strong revenue growth from new issue rating assignments in the commercial mortgage-backed securities market.

Revenue for the first half of the year increased 18.3% to $312.8 million. We had $14.1 million in incremental revenue from acquisitions during the first six months of 2011, which contributed about 5.3 percentage points to our consolidated revenue growth. Currency movements also had a positive effect, contributing approximately 2.4 percentage points to revenue growth. Excluding acquisitions and the impact of foreign currency translations, our consolidated revenue increased by about $28.0 million, or 10.6%, in the first six months of 2011.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2011	2010	Change	2011	2010	Change
Consolidated revenue	$161,011	$136,091	18.3%	$312,778	$264,381	18.3%
Less: acquisitions	(5,097)	—	NMF	(14,112)	—	NMF
Less: impact of foreign currency translations	(4,573)	—	NMF	(6,253)	—	NMF
Organic revenue	$151,341	$136,091	11.2%	$292,413	$264,381	10.6%

International revenue made up 29.6% of our consolidated revenue in the second quarter and 29.1% in the first half of 2011. Revenue from international operations rose $10.5 million, or 28.2%, to $47.6 million for the second quarter. Acquisitions contributed $2.1 million of additional revenue outside the United States, and foreign currency translations also had a positive effect. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 10.3%, reflecting stronger product sales in Europe.

Revenue from international operations rose 25.3%, or $18.4 million, to $91.2 million in the first half of 2011. Acquisitions contributed $5.6 million of additional revenue outside the United States, and foreign currency translations contributed an additional $6.3 million. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 9.0%.

In Japan, we have a majority-owned subsidiary, Ibbotson Associates Japan K.K., and hold a minority ownership position in Morningstar Japan K.K. Neither of these operations experienced significant disruption as a result of the Great East Japan Earthquake that occurred in March 2011.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2011	2010	Change	2011	2010	Change
International revenue	$47,587	$37,105	28.2%	$91,173	$72,785	25.3%
Less: acquisitions	(2,076)	—	NMF	(5,561)	—	NMF
Less: impact of foreign currency translations	(4,573)	—	NMF	(6,253)	—	NMF
International organic revenue	$40,938	$37,105	10.3%	$79,359	$72,785	9.0%

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010		Change
Operating expense	$122,404	$108,424	12.9%		$242,362	$205,772	9	17.8%
% of revenue	76.0%	79.7%	(3.7)	pp	77.5%	77.8%		(0.3)	pp

In the second quarter of 2011, our consolidated operating expense increased $14.0 million, or 12.9%. For the first six months of 2011, operating expense increased $36.6 million, or 17.8%. We completed seven acquisitions in 2010. Because of the timing of these acquisitions, our second quarter and year-to-date results include operating expense that did not exist in the same periods last year. Incremental operating expense from acquired businesses represented approximately one-fourth of the operating expense increase in the quarter and approximately one-third of the year-to-date increase.

Higher salary expense represented approximately 60% of the total operating expense increase in the quarter and 50% for the year to date, reflecting additional headcount from acquisitions and filling open positions, as well as salary increases that were effective in July 2010. We review employee salaries annually and generally implement salary adjustments in the third quarter. We had approximately 3,300 employees worldwide as of June 30, 2011 compared with 2,965 as of June 30, 2010. Almost 60% of the increase in headcount reflects continued hiring for our development centers in China and India. The remainder of the increase is due to continued hiring in the U.S. and, to a lesser extent, employees added through acquisitions we completed over the 12 months ending June 30, 2011.

Higher incentive compensation and employee benefit costs represented approximately another 11% of the total change in operating expense in the quarter and 20% year to date. Bonus expense increased about $2.0 million in the quarter and $4.9 million year to date. The year-to-date increase in bonus expense was partially offset because bonuses paid in the first quarter were approximately $0.4 million lower than the amount accrued in 2010. Although the net difference was approximately $0.4 million, there were some greater differences by cost category, which we describe below. In 2011, we reinstated some of the benefits we temporarily suspended in previous years. This included increasing the matching contributions to our 401(k) plan in the United States, representing approximately $0.6 million of additional expense in the second quarter of 2011 and $1.4 million year to date. Lower healthcare benefit costs and sales commission partially offset these expense increases in the quarter. In the second quarter of 2010, we had unusually high medical claims that did not recur in the second quarter of 2011. Sales commission expense declined because changes to our U.S. sales commission structure made in 2010 had a greater effect on prior-year period results.

General and administrative expense (G&A) in the second quarter includes $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals and a $0.3 million business tax rebate for our operations in China. G&A in the first half of 2011 includes $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer. Our second quarter and year-to-date 2010 results included an expense of $0.5 million and $1.3 million, respectively, to increase liabilities for vacant office space. These expenses did not recur in the first half of 2011.

Intangible amortization expense increased $0.8 million in the quarter and $1.8 million year to date. The increase primarily reflects amortization expense from 2010 acquisitions.

Cost of Goods Sold

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
Cost of goods sold	$45,186	$39,738	13.7%		$85,855	$74,054	15.9%
% of revenue	28.1%	29.2%	(1.1)	pp	27.4%	28.0%	(0.6)	pp
Gross profit	$115,825	$96,353	20.2%		$226,923	$190,327	19.2%
Gross margin	71.9%	70.8%	1.1	pp	72.6%	72.0%	0.6	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $5.4 million in the second quarter of 2011 and $11.8 million in the first half of 2011. Acquisitions contributed approximately 20% of the second quarter increase and 40% of the year-to-date increase in cost of goods sold. Higher salaries contributed the majority of the overall expense increase in both periods. Higher bonus expense of $1.9 million for the first half of 2011 was offset by $1.6 million because we paid a smaller portion of the 2010 bonus to employees in this category. Please refer to the section, Bonus Expense, for additional information.

Our gross margin improved in the second quarter and, to a lesser extent, in the first half of 2011 as expenses in this category increased at a lower rate compared with revenue growth.

Development Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010		Change
Development expense	$13,681	$11,899	15.0%		$25,669	$22,788	9	12.6%
% of revenue	8.5%	8.7%	(0.2)	pp	8.2%	8.6%		(0.4)	pp

Development expense increased $1.8 million in the second quarter and $2.9 million in the first six months mainly because of higher salaries and compensation-related expense for our development teams. We capitalized $0.4 million of operating expense in the quarter and $1.0 million in the year-to-date period for software development, reducing the expense that we would otherwise report in this category.

As a percentage of revenue, development expense was down slightly in both the quarter and first half of 2011.

Sales and Marketing Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010		Change
Sales and marketing expense	$26,767	$24,435	9.5%		$53,249	$46,996	9	13.3%
% of revenue	16.6%	18.0%	(1.4)	pp	17.0%	17.8%		(0.8)	pp

Sales and marketing expense increased $2.3 million in the second quarter and $6.3 million in the first half of 2011. Approximately 30% of the growth in sales and marketing expense for the first half of the year was related to recent acquisitions. Higher salary-related expense represents the majority of the overall expense increase. Travel expense also increased, although to a lesser extent. Commission expense declined in the second quarter as changes to our commission structure implemented in 2010 had a greater effect on expense in the prior-year period.

As a percentage of revenue, sales and marketing expense was down in both the quarter and first half, primarily reflecting lower sales commission expense.

General and Administrative Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
General and administrative expense	$26,207	$23,106	13.4%		$56,824	$43,749	29.9%
% of revenue	16.3%	17.0%	(0.7)	pp	18.2%	16.5%	1.7	pp

G&A rose $3.1 million in the second quarter of 2011 and $13.1 million in the first half of 2011.

The increase in both periods reflects higher compensation-related expense including higher salaries. Bonus expense included in G&A increased $0.6 million in the quarter and $3.9 million year to date. In the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million of the year-to-date increase. Please refer to the section, Bonus Expense, for additional information. Higher rent expense, mainly for our new office space in China, also contributed to the growth in G&A, although to a much lesser extent.

G&A in the second quarter also includes $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals and a $0.3 million business tax rebate for our operations in China. G&A in the first half of the year includes $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer.

Our 2010 results include $0.5 million in the second quarter and $1.3 million in the first half to increase liabilities for vacant office space. In the second quarter of 2010, we increased our liability for vacant office space related to the acquisition of the equity research and data business from C.P.M.S. in Canada. In the first quarter of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters when we finalized sub-lease arrangements for a portion of this space. This expense did not recur in 2011.

As a percentage of revenue, G&A expense declined 0.7 percentage points in the second quarter of 2011. In the first six months of 2011, G&A as a percentage of revenue increased 1.7 percentage points, primarily because of the $3.2 million of expense for the separation agreement and higher bonus expense.

Depreciation and Amortization Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
Depreciation expense	$3,931	$3,398	15.7%		$7,620	$6,869	10.9%
Amortization expense	6,632	5,848	13.4%		13,145	11,316	16.2%
Total depreciation and amortization expense	$10,563	$9,246	14.2%		$20,765	$18,185	14.2%
% of revenue	6.6%	6.8%	(0.2)	pp	6.6%	6.9%	(0.3)	pp

The majority of the increase in this expense category arises from amortization expense from recent acquisitions. Amortization expense increased $0.8 million in the second quarter and $1.8 million in the first six months. Additional depreciation expense also contributed to the increase, but to a lesser extent.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $25.9 million in 2011 and $24.4 million in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2010, additional acquisitions, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the second quarter and year to date.

Stock-Based Compensation Expense

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
Restricted stock units	$3,332	$3,343	(0.3)%		$6,117	$6,280	(2.6)%
Restricted stock	444	312	42.3%		1,308	312	319.2%
Stock options	67	—	NMF		67	—	NMF
Total stock-based compensation expense	$3,843	$3,655	5.1%		$7,492	$6,592	13.7%
% of revenue	2.4%	2.7%	(0.3)	pp	2.4%	2.5%	(0.1)	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense increased $0.2 million in the second quarter and $0.9 million in the first half and was down slightly as a percentage of revenue compared with the same periods in 2010.

We began granting RSUs in May 2006 and make additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is generally four years. The expense recorded in the first half of 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited in the first quarter.

Beginning in the second quarter of 2010, we began recording expense related to restricted stock issued in conjunction with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares to the selling employee-shareholders. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. These grants resulted in an expense of $0.4 million in the second quarter of 2011 and $1.3 million in the first six months of 2011. The expense in the first six months of 2011 includes approximately $0.4 million for accelerated vesting of a portion of these restricted stock grants.

In May 2011, we granted 86,106 stock options to certain employees and our non-employee directors. These stock options generally vest ratably over a four-year period and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants to be approximately $2.0 million. We will amortize this value to stock-based compensation expense ratably over the options' vesting period.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest.

Based on grants of RSUs, stock options, and restricted stock made through June 30, 2011, we anticipate that stock-based compensation expense will be approximately $15.4 million in 2011. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
Bonus expense	$10,982	$8,993	22.1%		$21,115	$16,701	26.4%
% of revenue	6.8%	6.6%	0.2	pp	6.8%	6.3%	0.5	pp

Bonus expense, which we include in each of our operating expense categories, increased $2.0 million in the second quarter of 2011 and $4.4 million in the first six months of 2011. The $2.4 million increase in the first quarter of 2011 consists of 1) an increase of $2.9 million in the quarter’s bonus expense and 2) a difference of $0.4 million between the amount of bonuses paid in 2011 (related to 2010 performance) compared with the annual bonus expense recorded in 2010. The table below presents the effect of these two factors by cost category and in total:

	Bonus Expense			Difference between bonuses paid in Q1 2011 (for 2010 performance) vs. 2010 bonus expense	Net Increase (Decrease) in Bonus Expense
($000)	Q1 2011	Q1 2010	Change
Cost of sales	$4,205	$2,821	$1,384	$(1,577)	$(193)
Development	1,715	1,152	563	(959)	(396)
Sales and Marketing	1,557	1,248	309	(521)	(212)
General and administrative expense	3,104	2,487	617	2,609	3,226
Total bonus expense	$10,581	$7,708	$2,873	$(448)	$2,425

Although in total the 2010 bonuses paid were approximately $0.4 million lower compared with the amount expensed in 2010, there were some larger differences by cost category. We paid a greater portion of the 2010 bonus to employees in the G&A category compared with our initial estimate.

Consolidated Operating Income

	Three months ended June 30				Six months ended June 30
($000)	2011	2010	Change		2011	2010	Change
Operating income	$38,607	$27,667	39.5%		$70,416	$58,609	20.1%
% of revenue	24.0%	20.3%	3.7	pp	22.5%	22.2%	0.3	pp

Consolidated operating income increased $10.9 million in the second quarter of 2011 and $11.8 million in the first six months of 2011. Our operating margin increased in both the quarter and year-to-date periods, primarily as second-quarter revenue growth outpaced the increase in operating expenses. The $3.2 million of expense recorded in the first quarter related to a separation agreement lowered our year-to-date margin by approximately 1.0 percentage points.

We hired about 30 employees in the United States in July 2011 as part of the Morningstar Development Program, a two-year rotational training program for entry-level college graduates. We also expect to continue hiring in the second half of the year. In addition, we expect to make salary increases in the third quarter of 2011.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
($000)	2011	2010	Change	2011	2010	Change
Cash provided by operating activities	$46,810	$30,580	53.1%	$61,156	$45,030	35.8%
Capital expenditures	(3,381)	(2,189)	54.5%	(8,418)	(3,839)	119.3%
Free cash flow	$43,429	$28,391	53.0%	$52,738	$41,191	28.0%

We generated positive free cash flow in both the second quarter and year-to-date periods of 2011 and 2010. Free cash flow increased $15.0 million in the second quarter of 2011, but increased only $11.5 million in the first six months of 2011. Historically, free cash flow has been lower in the first quarter compared with the other three quarters of the year because of the timing of our annual bonus payments. We typically pay bonuses in the first quarter, and these payments reduce our cash flow from operations.

Cash provided by operating activities: Cash provided by operating activities increased $16.2 million in the second quarter of 2011 reflecting higher net income (adjusted for non-cash items), a positive cash flow effect generated from accounts receivable, and timing of income tax payments. This increase represented substantially all of the $16.1 million improvement in our cash flow from operations for the first half of the year.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended June 30			Six months ended June 30
($000)	2011	2010	Change	2011	2010	Change
Consolidated net income	$26,487	$17,917	$8,570	$48,926	$38,074	$10,852
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2,049)	(1,157)	(892)	(6,171)	(4,205)	(1,966)
Depreciation and amortization expense	10,563	9,246	1,317	20,765	18,185	2,580
Stock-based compensation expense	3,843	3,655	188	7,492	6,592	900
All other non-cash items included in net income	746	609	137	(532)	(113)	(419)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(37,464)	(21,360)	(16,104)
Cash paid for income taxes	(14,142)	(17,831)	3,689	(21,104)	(26,396)	5,292
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	—	—	—	(4,887)	4,887
Cash paid for separation agreements	(686)	—	(686)	(2,756)	—	(2,756)
Accounts receivable	3,974	(1,748)	5,722	617	(6,615)	7,232
Deferred revenue	(1,650)	(3,253)	1,603	8,197	7,177	1,020
Income taxes — current	11,587	9,895	1,692	23,846	22,141	1,705
Accrued compensation	13,034	11,362	1,672	25,692	15,093	10,599
Other assets	(845)	(31)	(814)	608	(511)	1,119
Accounts payable and accrued liabilities	(2,660)	1,685	(4,345)	(5,260)	2,859	(8,119)
All other	(1,392)	231	(1,623)	(1,700)	(1,004)	(696)
Cash provided by operating activities	$46,810	$30,580	$16,230	$61,156	$45,030	$16,126

In both the second quarter and year to date periods, the increase in cash from operations exceeded the increase in net income, primarily from the positive cash flow effect generated from accounts receivable and timing of income tax payments. In addition, the cash flow from operations in the first quarter of 2010 includes a $4.9 million payment related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). This payment did not recur in 2011. These items, which favorably impacted the year-over-year comparisons, were partially offset by the increase in bonus payments in 2011.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first half of 2011 and 2010, we classified $6.2 million and $4.2 million, respectively, of excess tax benefits, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $3.4 million for capital expenditures in the second quarter of 2011 and $8.4 million in the first six months, primarily for leasehold improvements, computer hardware, and software. In the first half of 2011, capital expenditures increased $4.6 million, primarily for our development center in China.

Segment Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue
Investment Information	$128,116	$109,021	17.5%		$248,515	$212,545	16.9%
Investment Management	32,895	27,070	21.5%		64,263	51,836	24.0%
Consolidated revenue	$161,011	$136,091	18.3%		$312,778	$264,381	18.3%

Operating income (loss)
Investment Information	$37,097	$30,542	21.5%		$69,404	$63,288	9.7%
Investment Management	18,491	14,321	29.1%		35,537	27,614	28.7%
Intangible amortization and corporate depreciation expense	(8,476)	(7,620)	11.2%		(16,777)	(14,866)	12.9%
Corporate unallocated	(8,505)	(9,576)	(11.2)%		(17,748)	(17,427)	1.8%
Consolidated operating income	$38,607	$27,667	39.5%		$70,416	$58,609	20.1%

Operating margin
Investment Information	29.0%	28.0%	1.0	pp	27.9%	29.8%	(1.9)	pp
Investment Management	56.2%	52.9%	3.3	pp	55.3%	53.3%	2.0	pp
Consolidated operating margin	24.0%	20.3%	3.7	pp	22.5%	22.2%	0.3	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Licensed Data, Morningstar Advisor Workstation, Morningstar.com, Morningstar Direct, Morningstar Integrated Web Tools (formerly Morningstar Site Builder), and Morningstar Principia. Licensed Data is a set of investment data spanning all of our investment databases, including real-time pricing data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Direct is a web-based institutional research platform. Morningstar Integrated Web Tools is a set of services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We also sell Equity Research to other companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. The segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC (formerly Realpoint, LLC), an NRSRO specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first six months of 2011 and 2010, this segment represented approximately 80% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue	$128,116	$109,021	17.5%		$248,515	$212,545	16.9%
Operating income	$37,097	$30,542	21.5%		$69,404	$63,288	9.7%
Operating margin (%)	29.0%	28.0%	1.0	pp	27.9%	29.8%	(1.9)	pp

Revenue

In the second quarter of 2011, Investment Information segment revenue increased $19.1 million, or 17.5%, to $128.1 million. Acquisitions contributed $4.5 million of revenue in the quarter, primarily from Morningstar Structured Credit Ratings (formerly Realpoint), and, to a lesser extent, the Annuity Intelligence business and Morningstar Denmark. Excluding acquisitions, our software and data product lines were the main contributors to revenue growth. In the first half of 2011, revenue increased $36.0 million, or 16.9%, to $248.5 million, with acquisitions contributing $12.2 million.

Excluding acquisitions, Morningstar Direct was the largest contributor to the increase in segment revenue in both periods. The number of licenses for Morningstar Direct increased to 5,442 worldwide, compared with 4,109 as of June 30, 2010, with strong growth in both the U.S. and internationally. The growth reflects additional licenses for both new and existing clients, as well as client migrations from Institutional Workstation to Morningstar Direct.

Advisor software, Licensed Data, and Morningstar.com, which includes Internet advertising sales and Premium Memberships, were also positive contributors to revenue growth in the second quarter and the first half of 2011.

Advisor software revenue increased as higher revenue from Advisor Workstation (mainly Morningstar Office) and Morningstar Integrated Web Tools more than offset slightly lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased to 156,258 as of June 30, 2011 compared with 153,170 as of December 31, 2010, and 154,226 as of June 30, 2010. Principia subscriptions totaled 32,335 as of June 30, 2011, down from 32,681 as of December 31, 2010 and 34,715 as of June 30, 2010.

Licensed Data's growth reflects strong renewal rates for managed products data. Licensed Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Higher Internet advertising sales for Morningstar.com were partially offset by a decline in Premium Membership revenue in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 136,008 as of June 30, 2011, compared with 138,149 as of December 31, 2010 and 143,392 as of June 30, 2010. Premium subscriptions have continued declining because of a weak trial pipeline. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2011 and 2010, which partly offset the revenue decline associated with the lower subscription levels.

Morningstar credit ratings and the Morningstar Conference also contributed to the revenue growth in the second quarter, although to a lesser extent. Within the credit ratings business, we have had revenue growth from new issue rating assignments in the commercial mortgage-backed securities market.

Operating Income

In the second quarter of 2011, operating income for the Investment Information segment increased $6.6 million, or 21.5%, and $6.1 million, or 9.7%, in the first half of 2011, as operating expense increased less than revenue.

Operating expense was up $12.5 million in the second quarter and $29.9 million in the first half of 2011. Additional costs from acquisitions contributed approximately 20% of the increase in the second quarter and 30% in the first six months of 2011. Higher salary-related expense and bonus contributed the majority of the overall expense increase in both periods. Matching contributions to our 401(k) plan in the United States, also contributed to the increase, although to a lesser extent. Lower employee benefits expense, including employee health benefits, and lower commission expense partially offset the increases.

The Investment Information segment's operating margin increased 1.0 percentage point in the second quarter, primarily from acquisitions. The segment's operating margin in the first half of the year declined 1.9 percentage points, primarily from higher compensation-related expense as a percentage of revenue. Acquisitions had only a minor effect on the segment margin in the first half of the year.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Our Investment Consulting business has multiple fee structures, which vary by client. In general, we seek to receive asset-based fees for any work we perform that involves managing investments or acting as a subadvisor to investment portfolios. For any individual contract, we may receive flat fees, variable asset-based fees, or a combination of the two. Some of our contracts include minimum fee levels that provide us with a flat payment up to a specified asset level, above which we also receive variable asset-based fees. In the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data. Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

In our Retirement Solutions business, our contracts may include one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Our Retirement Solutions business also includes plan sponsor and custom target date consulting arrangements. Fees for these services may be based on the level of assets under advisement in these arrangements.

We do not disclose a fee range for our Investment Consulting and Retirement Solutions businesses because our fee structures are customized by client. In addition, we believe disclosing a fee range would be detrimental to our competitive position. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our periodic filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge 55 basis points for our customized stock portfolios.

In the first six months of 2011 and 2010, this segment represented approximately 20% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue	$32,895	$27,070	21.5%		$64,263	$51,836	24.0%
Operating income	$18,491	$14,321	29.1%		$35,537	$27,614	28.7%
Operating margin (%)	56.2%	52.9%	3.3	pp	55.3%	53.3%	2.0	pp

Revenue

Investment Management segment revenue increased $5.8 million in the second quarter and $12.4 million year to date. Revenue from acquisitions was $0.6 million in the quarter and $1.9 million year to date. Excluding acquisitions, revenue was up across all product lines in the second quarter and first-half periods. Investment Consulting was the primary driver of the revenue increase. Retirement Solutions and Managed Portfolios also contributed to the revenue increase, but to a lesser extent.

Within the Investment Management segment, revenue from asset-based fees made up approximately 62% of segment revenue in the first half of 2011 and 66% in the the first half of 2010.

Assets under Advisement and Management for Investment Consulting

	As of June 30
($ billions)	2011	2010
Assets under advisement - U.S.	$136.6	$94.8
Assets under advisement and management - International	4.9	3.9
Total	$141.5	$98.7

These assets include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

We provided Investment Consulting advisory services on approximately $141.5 billion in assets as of June 30, 2011 compared with approximately $116.6 billion as of December 31, 2010 and approximately $98.7 billion as of June 30, 2010. Assets under advisement for Investment Consulting rose compared with the prior year, primarily reflecting positive market performance.

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

Assets under Advisement and Management for Retirement Solutions

	As of June 30
($ billions)	2011	2010
Assets under management	$21.4	$16.1
Assets under advisement	17.0	12.2
Total	$38.4	$28.3

Assets under management for managed retirement accounts increased to $21.4 billion as of June 30, 2011 compared with $19.6 billion as of December 31, 2010 and $16.1 billion as of June 30, 2010. Assets under advisement for plan sponsor and custom target-date arrangements increased to $17.0 billion as of June 30, 2011, 2011 compared with $15.5 billion as of December 31, 2010 and $12.2 billion as of June 30, 2010.

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
Morningstar Managed Portfolios

Morningstar Managed Portfolios contributed to the segment’s revenue increase in the second quarter and first half of 2011. The higher revenue mainly reflects higher average asset levels during the first half of 2011 compared with the same period in 2010. Assets under management for Morningstar Managed Portfolios rose to $3.0 billion as of June 30, 2011, from $2.2 billion as of June 30, 2010, reflecting positive equity market returns and strong net inflows.

Operating Income

Operating income for the Investment Management segment increased $4.2 million, or 29.1%, in the second quarter and $7.9 million, or 28.7%, in the first half of 2011.

Operating expense in the segment rose $1.7 million, or 13.0%, in the second quarter and $4.5 million, or 18.6%, in the first six months of 2011. Additional costs from acquisitions contributed approximately 30% of the increase in the second quarter and 40% in the first six months of 2011. Higher salaries and bonus expense contributed the majority of the overall operating expense increase.

Operating margin increased 3.3 percentage points in the second quarter and 2.0 percentage points in the first half of 2011, as revenue growth exceeded the growth in operating expenses. Lower commission, salary, and benefits expense as a percentage of revenue contributed to the increase. Acquisitions partially offset the margin increase in both periods.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended June 30			Six months ended June 30
($000)	2011	2010	Change	2011	2010	Change
Amortization expense	$6,632	$5,848	13.4%	$13,145	$11,316	16.2%
Depreciation expense	1,844	1,772	4.1%	3,632	3,550	2.3%
Corporate unallocated	8,505	9,576	(11.2)%	17,748	17,427	1.8%
Corporate items	$16,981	$17,196	(1.3)%	$34,525	$32,293	6.9%

Amortization of intangible assets increased $0.8 million in the second quarter of 2011 and $1.8 million in the first half of 2011, mainly reflecting expense related to acquisitions completed in 2010. As of June 30, 2011, we had $156.9 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $25.9 million in 2011. Some of the purchase price allocations are preliminary, and the values assigned to intangible assets and the associated amortization expense may change in future periods.

Depreciation expense for corporate items increased slightly in the quarter and year-to-date periods.

Corporate unallocated expense decreased $1.1 million in the second quarter of 2011 and increased $0.3 million in the first half of 2011. We capitalized $0.4 million of expense for software development in the second quarter of 2011. In the second quarter of 2010, we recorded an expense of $0.5 million to increase our liability for vacant office space for the equity research and data business acquired from C.P.M.S. in Canada; this expense did not recur in the second quarter of 2011.

The increase in the first half of the year reflects the $3.2 million of expense for the separation agreement with our former chief operating officer. This expense was partially offset as we capitalized $1.0 million of software development expenses in the first half of the year. Reduced spending on professional fees also offset the increase in expense, although to a lesser extent. Also, a $1.3 million expense related to vacant office space recorded in the first half of 2010 did not recur in the first half of 2011, favorably affecting the comparison with the prior year.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Equity in net income of unconsolidated entities	$595	$454	$969	$843

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

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Interest income	$810	$657	$1,386	$1,318
Interest expense	(989)	(64)	(1,041)	(138)
Other income (expense), net	188	(572)	438	(1,338)
Non-operating income (expense), net	$9	$21	$783	$(158)

Interest income mainly reflects interest from our investment portfolio. Interest income in both the second quarter and first half of 2011 increased compared with the prior-year periods, primarily due to higher balances of cash equivalents and investments.

The interest expense of $1.0 million relates primarily to the $1.4 million of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Operating Expense.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended June 30		Six months ended June 30
($000)	2011	2010	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$38,616	$27,688	$71,199	$58,451
Equity in net income of unconsolidated entities	595	454	969	843
Net (income) loss attributable to the noncontrolling interest	(2)	85	96	116
Total	$39,209	$28,227	$72,264	$59,410
Income tax expense	$12,724	$10,225	$23,242	$21,220
Effective tax rate	32.5%	36.2%	32.2%	35.7%

Our effective tax rate in the second quarter of 2011 was 32.5%, a decrease of 3.7 percentage points compared with 36.2% in the prior-year period. Year to date, our effective tax rate was 32.2%, compared with 35.7% in the first half of 2010. In the second quarter of 2011, we increased our estimate of cash tax benefits by a net amount of $1.1 million, for domestic production activities (Internal Revenue Code Section 199), related to prior years. The net adjustment consists of $2.2 million of estimated cash tax benefits partially offset by a $1.1 million increase in unrecognized tax benefits. The net effect of this adjustment represents 2.8 percentage points of the decline in the effective tax rate in the quarter and 1.5 percentage points in the year-to-date period. The year-to-date effective tax rate also reflects the positive effect of certain deferred income tax benefits recorded in the first quarter of 2011.

In the first half of 2011, we recorded a net increase of $1.8 million of gross unrecognized tax benefits, which increased our income tax expense. The majority of this increase relates to the $1.1 million expense we recorded in the second quarter of 2011 (discussed above). As of June 30, 2011, we had $10.9 million of gross unrecognized tax benefits, of which $10.3 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $8.7 million. As of December 31, 2010, we had $9.1 million of gross unrecognized tax benefits, of which $8.5 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $6.9 million.

As of June 30, 2011, our Consolidated Balance Sheet included a current liability of approximately $2.0 million and a non-current liability of $8.8 million for unrecognized tax benefits. As of December 31, 2010, our Condensed Consolidated Balance Sheet included a current liability of $0.7 million and a non-current liability of $8.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries, because these earnings have been permanently reinvested. Approximately 20% of our cash, cash equivalents, and investments as of June 30, 2011 are held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2011. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. Approximately 80% of our cash, cash equivalents, and investments as of June 30, 2011 are held by our operations in the United States.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

We expect to make a recurring quarterly dividend payment of 5 cents per share. In the first six months of 2011, we paid dividends of $5.0 million. In May 2011, our board of directors approved a payment of a regular quarterly dividend of 5 cents per share payable on July 29, 2011 to shareholders of record as of July 15, 2011. As of June 30, 2011, we recorded a liability for dividends payable of $2.5 million.

In September 2010, our board of directors also approved a share repurchase program that authorizes the repurchase of up to $100 million of our outstanding common stock. From time to time we may repurchase shares at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first six months of 2011, we repurchased 1,893 shares for approximately $0.1 million. In total, we have repurchased 78,111 shares for $3.9 million as part of this program.

Cash and Cash Equivalents

As of June 30, 2011, we had cash, cash equivalents, and investments of $430.2 million, an increase of $64.8 million compared with December 31, 2010. The increase reflects $61.2 million of cash provided by operating activities, $10.8 million of cash from stock-option proceeds and excess tax benefits, and a positive effect of foreign currency translations. These items, which increased our cash balances, were partially offset by $8.4 million of capital expenditures and $5.0 million of dividends paid.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first six months of 2011, cash provided by operating activities was $61.2 million, an increase of $16.1 million compared with the same period in 2010. The increase reflects higher net income (adjusted for non-cash items), favorable cash flow from operating assets and liabilities, and the timing of income tax payments. These items, which increased cash from operations, were partially offset by a $16.1 million increase in bonus payments. We paid $37.5 million in annual bonuses in the first quarter of 2011, compared with $21.4 million in the prior-year period. Cash provided by operating activities in the first half of 2011 also reflects $2.8 million for previously announced separation agreements with two former executives.

In the first six months of 2010, we paid $4.9 million to one former and, at the time, two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities varies from period to period depending on activity in these three categories. In the first half of 2011, cash used for investing activities was $55.4 million, compared with $25.6 million in the same period of 2010.

In the first half of 2011, purchases of investments exceeded the proceeds from the maturity and sale of investments by $48.3 million. In contrast, in the first half of 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $44.9 million. As of June 30, 2011 and December 31, 2010, we had investments, consisting primarily of fixed-income securities, of $235.2 million and $185.2 million, respectively. As of June 30, 2011 and December 31, 2010, our investments represented approximately half of our total cash, cash equivalents, and investments.

Capital expenditures were $8.4 million in the first half of 2011, an increase of $4.6 million compared with the first half of 2010. The majority of the increase reflects remaining payments for our development center in China. We expect to make capital expenditures of approximately $16.0 million to $19.0 million in 2011, primarily for leasehold improvements at new and existing office locations and computer hardware.

We did not complete any acquisitions in the first half of 2011, but received cash of approximately $0.6 million as an adjustment to the purchase price of one of our recent acquisitions. In the first half of 2010, we completed four acquisitions for $67.5 million, net of cash acquired.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase outstanding common stock through our share repurchase program. We did not make any significant purchases under this program in the second quarter of 2011.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2011.

Cash provided by financing activities was $5.5 million in the first six months of 2011. Proceeds from stock-option exercises totaled $4.7 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $6.2 million. Partially offsetting these cash inflows was $5.0 million of dividends paid. Cash provided by financing activities was $8.1 million in the first six months of 2010, primarily from proceeds from stock option exercised and excess tax benefits. We did not pay any dividends in the first half of 2010.

Employees exercised approximately 0.5 million and 0.4 million stock options in the first six months of 2011 and 2010, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first six months of 2011 and 2010 was $20.1 million and $14.5 million, respectively.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. For Morningstar, ASU No. 2011-04 will be applied prospectively beginning on January 1, 2012. We do not expect the provisions of ASU No. 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities will no longer be allowed to present other comprehensive income in the statement of stockholder's equity. For Morningstar, ASU No. 2011-05 is effective beginning on January 1, 2012. We do not expect the provisions of ASU No. 2011-05 will have a material impact on our consolidated financial statements.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 31, 2011:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 31, 2011	Projected Beneficial Ownership (1)
Scott Cooley Chief Financial Officer	3/22/2011	5/31/2012	10,000	Shares to be sold under the plan if the stock reaches a specified price	__	41,335
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	__	101,803 (2)
Steve Kaplan, Director	2/23/2011	2/28/2012	7,500	Shares to be sold under the plan on specified dates	__	60,644
Liz Kirscher President, Data Division	11/23/2009	2/28/2012	63,750	Shares to be sold under the plan if the stock reaches specified prices	24,000	73,847
Cathy Odelbo President, Equity & Credit Research	8/13/2008	12/31/2011	100,000	Shares to be sold under the plan if the stock reaches specified prices	__	92,458
Don Phillips President, Fund Research	3/11/2011	5/1/2012	95,000	Shares to be sold under the plan if the stock reaches specified prices	41,603	342,808
Don Phillips President, Fund Research	5/25/2011	7/31/2012	27,640	Shares to be sold under the plan if the stock reaches specified prices	__	315,168
David Williams Managing Director, Design	9/10/2008	2/28/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	5,000	91,413

During the second quarter, Richard Robbins' previously disclosed Rule 10b5-1 sales plan expired in accordance with its terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2011, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2011 and restricted stock units that will vest by August 29, 2011. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2011. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of June 30, 2011, our cash, cash equivalents, and investments balance was $430.2 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.7 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2011:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2011	76,218	$49.64	76,218	$96,216,778
April 1, 2011 – April 30, 2011	—	—	—	$96,216,778
May 1, 2011 – May 31, 2011	—	—	—	$96,216,778
June 1, 2011 – June 30, 2011	1,893	57.57	1,893	$96,106,235
Total	78,111	$49.83	78,111

 _________________________________________________
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

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description of Exhibit

10.1	Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement for awards made on May 15, 2011

10.2	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011

10.3	Morningstar, Inc. 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 2, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________

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

MORNINGSTAR, INC.

Date: August 2, 2011	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer