Form 10-Q
period 2011-09-30
Morningstar, Inc.
filed 2011-11-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2011, there were 50,010,222 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in thousands except per share amounts)	2011	2010	2011	2010

Revenue	$160,051	$139,817	$472,829	$404,198

Operating expense (1):
Cost of goods sold	48,074	40,713	133,929	114,767
Development	13,482	12,703	39,151	35,491
Sales and marketing	27,253	22,881	80,502	69,877
General and administrative	26,431	23,462	83,255	67,211
Depreciation and amortization	10,947	9,897	31,712	28,082
Total operating expense	126,187	109,656	368,549	315,428

Operating income	33,864	30,161	104,280	88,770

Non-operating income (expense):
Interest income, net	797	512	1,142	1,692
Gain (loss) on sale of investments reclassified from other comprehensive income	(127)	5	270	14
Other income (expense), net	(1,249)	5,689	(1,208)	4,342
Non-operating income (expense), net	(579)	6,206	204	6,048

Income before income taxes and equity in net income of unconsolidated entities	33,285	36,367	104,484	94,818

Income tax expense	12,343	11,917	35,585	33,137

Equity in net income of unconsolidated entities	428	333	1,397	1,176

Consolidated net income	21,370	24,783	70,296	62,857

Net (income) loss attributable to the noncontrolling interest	10	(106)	106	10

Net income attributable to Morningstar, Inc.	$21,380	$24,677	$70,402	$62,867

Net income per share attributable to Morningstar, Inc.:
Basic	$0.42	$0.50	$1.40	$1.27
Diluted	$0.42	$0.49	$1.37	$1.24

Dividends declared per common share	$0.05	$—	$0.15	$—

Weighted average shares outstanding:
Basic	50,278	49,401	50,082	49,157
Diluted	51,123	50,544	51,071	50,453

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,117	$960	$3,068	$2,582
Development	545	517	1,588	1,359
Sales and marketing	489	469	1,392	1,358
General and administrative	1,800	1,799	5,395	5,038
Total stock-based compensation expense	$3,951	$3,745	$11,443	$10,337

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2011	2010	2011	2010

Consolidated net income	$21,370	$24,783	$70,296	$62,857

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(12,570)	18,375	(6)	5,634
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1,871)	634	(1,472)	52
Reclassification of (gains) losses included in net income	81	(3)	(171)	(9)
Other comprehensive income (loss)	(14,360)	19,006	(1,649)	5,677

Comprehensive income	7,010	43,789	68,647	68,534
Comprehensive (income) loss attributable to noncontrolling interest	(47)	(250)	52	(47)
Comprehensive income attributable to Morningstar, Inc.	$6,963	$43,539	$68,699	$68,487

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in thousands except share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$174,270	$180,176
Investments	258,749	185,240
Accounts receivable, less allowance of $843 and $1,056, respectively	110,444	110,891
Deferred tax asset, net	3,814	2,860
Income tax receivable, net	10,045	10,459
Other	16,076	17,654
Total current assets	573,398	507,280
Property, equipment, and capitalized software, net	63,703	62,105
Investments in unconsolidated entities	24,761	24,262
Goodwill	319,367	317,661
Intangible assets, net	147,311	169,023
Other assets	5,726	5,971
Total assets	$1,134,266	$1,086,302

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$42,184	$42,680
Accrued compensation	59,908	62,404
Deferred revenue	146,877	146,267
Other	322	1,373
Total current liabilities	249,291	252,724
Accrued compensation	5,427	4,965
Deferred tax liability, net	17,490	19,975
Other long-term liabilities	25,930	27,213
Total liabilities	298,138	304,877

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 50,096,106 and 49,874,392 shares were outstanding as of September 30, 2011 and December 31, 2010, respectively	5	5
Treasury stock at cost, 832,820 shares as of September 30, 2011 and 279,456 shares as of December 31, 2010	(38,319)	(6,641)
Additional paid-in capital	483,822	458,426
Retained earnings	386,148	323,408
Accumulated other comprehensive income (loss):
Currency translation adjustment	4,431	4,503
Unrealized gain (loss) on available-for-sale investments	(1,016)	615
Total accumulated other comprehensive income	3,415	5,118
Total Morningstar, Inc. shareholders’ equity	835,071	780,316
Noncontrolling interest	1,057	1,109
Total equity	836,128	781,425
Total liabilities and equity	$1,134,266	$1,086,302

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the Nine months ended September 30, 2011

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2010	49,874,392	$5	$(6,641)	$458,426	$323,408	$5,118	$1,109	$781,425

Net income (loss)		—	—	—	70,402	—	(106)	70,296
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of income tax of $584		—	—	—	—	(1,472)	—	(1,472)
Reclassification of adjustments for gains included in net income, net of income tax of $98		—	—	—	—	(171)	—	(171)
Foreign currency translation adjustment, net		—	—	—	—	(60)	54	(6)
Other comprehensive income (loss), net		—	—	—	—	(1,703)	54	(1,649)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	792,178	—	410	6,220	—	—	—	6,630
Stock-based compensation — restricted stock units		—	—	9,489	—	—	—	9,489
Stock-based compensation — restricted stock		—	—	1,752	—	—	—	1,752
Stock-based compensation - stock-options		—	—	202	—	—	—	202
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,621	—	—	—	7,621
Common shares repurchased	(570,464)	—	(32,088)	—	—	—	—	(32,088)
Dividends declared — common shares outstanding		—	—	—	(7,546)	—	—	(7,546)
Dividends declared — restricted stock units		—	—	112	(116)	—	—	(4)

Balance as of September 30, 2011	50,096,106	$5	$(38,319)	$483,822	$386,148	$3,415	$1,057	$836,128

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in thousands)	2011	2010

Operating activities
Consolidated net income	$70,296	$62,857
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	31,712	28,082
Deferred income tax expense (benefit)	(1,559)	1,769
Stock-based compensation expense	11,443	10,337
Provision for bad debt	1,076	253
Equity in net income of unconsolidated entities	(1,397)	(1,176)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(7,621)	(4,885)
Holding gain upon acquisition of additional ownership of equity method investments	—	(5,073)
Other, net	1,607	724
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(403)	(7,254)
Other assets	1,996	(2,508)
Accounts payable and accrued liabilities	(5,275)	2,025
Accrued compensation	(3,242)	(2,270)
Income taxes payable	9,442	309
Deferred revenue	618	(1,938)
Deferred rent	(984)	442
Other liabilities	(1,393)	(1,384)
Cash provided by operating activities	106,316	80,310

Investing activities
Purchases of investments	(281,698)	(128,043)
Proceeds from maturities and sales of investments	205,421	177,197
Capital expenditures	(14,689)	(7,701)
Acquisitions, net of cash acquired	300	(88,697)
Other, net	875	830
Cash used for investing activities	(89,791)	(46,414)

Financing activities
Proceeds from stock-option exercises, net	6,630	5,207
Excess tax benefits from stock-option exercises and vesting of restricted stock units	7,621	4,885
Common shares repurchased	(28,526)	—
Dividends paid	(7,539)	—
Other, net	(363)	(529)
Cash provided by (used for) financing activities	(22,177)	9,563

Effect of exchange rate changes on cash and cash equivalents	(254)	1,917
Net increase (decrease) in cash and cash equivalents	(5,906)	45,376
Cash and cash equivalents—beginning of period	180,176	130,496
Cash and cash equivalents—end of period	$174,270	$175,872

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28,437	$29,594
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(2,598)	$71

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. In accordance with ASU No. 2011-05, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statement of Income and separately, a Consolidated Statement of Comprehensive Income. We no longer present total comprehensive income in our Consolidated Statement of Equity. In addition, we now show the effects of items reclassified from OCI to net income on the face of our Consolidated Statement of Income.

Also, effective January 1, 2011, we adopted FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables and establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. We are applying this guidance for revenue arrangements entered into or materially modified from January 1, 2011. The adoption of ASU 2009-13 does not significantly affect either the timing or amount of our revenue recognition.

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

We generate revenue through sales of Licensed Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar Equity Research, Premium Membership fees for Morningstar.com, and a variety of other investment-related products and services. We generally structure the revenue agreements for these offerings as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as we deliver the product or service and over the service obligation period defined by the terms of the customer contract.

We also generate revenue from Internet advertising, primarily from “impression-based” contracts. For advertisers who use our cost-per-impression pricing, we charge fees each time we display their ads on our site.

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

Our Retirement Solutions offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). For our Retirement Solutions offerings, we provide both a hosted solution as well as proprietary installed software advice solution. Clients can integrate the installed customized software into their existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. The revenue arrangements for Retirement Solutions generally extend over multiple years. Our contracts may include one-time setup fees, implementation fees, technology licensing and maintenance fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Upon customer acceptance, we recognize revenue ratably over the term of the agreement. We recognize asset-based fees and variable fees in excess of any minimum once the value is fixed and determinable.

Some of our revenue arrangements with our customers combine multiple products and services. These products and services may be provided at different points in time or over different time periods within the same arrangement. We allocate fees to the separate deliverables based on the deliverables’ relative selling price, which is generally based on the price we charge when the same deliverable is sold separately.

We record taxes imposed on revenue-producing transactions (such as sales, use, value-added, and some excise taxes) on a net basis; therefore, we exclude such taxes from revenue in our Consolidated Statements of Income.

Deferred revenue represents the portion of subscriptions billed or collected in advance of the service being provided, which we expect to recognize as revenue in future periods. Certain arrangements may have cancellation or refund provisions. If we make a refund, it typically reflects the amount collected from a customer for which we have not yet provided services. The refund therefore results in a reduction of deferred revenue.

3.	Acquisitions, Goodwill, and Other Intangible Assets

2011 Acquisitions

We did not complete any acquisitions in the first nine months of 2011.

2010 Acquisitions

The table below summarizes the acquisitions completed during 2010. As of September 30, 2011, we did not make any significant changes to the purchase price allocations for the acquisitions that occurred in 2010. Additional information concerning these acquisitions can be found in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 28, 2011.

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
____________________________________________
* Total purchase price, less cash acquired, subject to post-closing adjustments.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2010 to September 30, 2011:

($000)
Balance as of December 31, 2010	$317,661
Adjustments to 2010 acquisitions	1,387
Other, primarily currency translation	319
Balance as of September 30, 2011	$319,367

We did not record any impairment losses in the third quarter of 2011 and 2010, respectively. We perform our annual impairment reviews in the fourth quarter.

The following table summarizes our intangible assets:

	As of September 30, 2011				As of December 31, 2010
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31,979	$(18,529)	$13,450	9	$33,990	$(15,970)	$18,020	10
Customer-related assets	135,025	(49,548)	85,477	12	130,675	(39,951)	90,724	11
Supplier relationships	240	(81)	159	20	240	(72)	168	20
Technology-based assets	80,597	(32,916)	47,681	9	78,651	(25,682)	52,969	9
Non-competition agreement	1,724	(1,180)	544	4	1,751	(909)	842	4
Intangible assets related to acquisitions with preliminary purchase price allocations	—	—	—	—	6,407	(107)	6,300	10
Total intangible assets	$249,565	$(102,254)	$147,311	10	$251,714	$(82,691)	$169,023	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Amortization expense	$6,894	$6,219	$20,039	$17,535

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2011 and subsequent years as follows:

($000)
2011	$26,287
2012	23,874
2013	21,217
2014	19,989
2015	19,118
2016	14,527

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, changes in the estimated average useful life, and currency translations.

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
The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2011	2010	2011	2010

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$21,380	$24,677	$70,402	$62,867
Less: Distributed earnings available to participating securities	(8)	(10)	(25)	(10)
Less: Undistributed earnings available to participating securities	(57)	(89)	(189)	(242)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$21,315	$24,578	$70,188	$62,615

Weighted average common shares outstanding	50,278	49,401	50,082	49,157

Basic net income per share attributable to Morningstar, Inc.	$0.42	$0.50	$1.40	$1.27

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$21,315	$24,578	$70,188	$62,615
Add: Undistributed earnings allocated to participating securities	57	89	189	242
Less: Undistributed earnings reallocated to participating securities	(56)	(87)	(186)	(236)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$21,316	$24,580	$70,191	$62,621

Weighted average common shares outstanding	50,278	49,401	50,082	49,157
Net effect of dilutive stock options and restricted stock units	845	1,143	989	1,296
Weighted average common shares outstanding for computing diluted income per share	51,123	50,544	51,071	50,453

Diluted net income per share attributable to Morningstar, Inc.	$0.42	$0.49	$1.37	$1.24

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

The following tables show selected segment data for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$125,804	$34,247	$—	$160,051
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	89,652	15,587	6,050	111,289
Stock-based compensation expense	2,609	556	786	3,951
Depreciation and amortization	2,117	42	8,788	10,947
Operating income (loss)	$31,426	$18,062	$(15,624)	$33,864

U.S. capital expenditures				$4,560
Non-U.S. capital expenditures				$1,711

U.S. revenue				$112,790
Non-U.S. revenue				$47,261

	Three months ended September 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$112,055	$27,762	$—	$139,817
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	75,129	13,670	7,215	96,014
Stock-based compensation expense	2,326	525	894	3,745
Depreciation and amortization	1,789	44	8,064	9,897
Operating income (loss)	$32,811	$13,523	$(16,173)	$30,161

U.S. capital expenditures				$1,975
Non-U.S. capital expenditures				$1,887

U.S. revenue				$99,933
Non-U.S. revenue				$39,884

	Nine months ended September 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$374,319	$98,510	$—	$472,829
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	259,899	43,258	22,237	325,394
Stock-based compensation expense	7,567	1,529	2,347	11,443
Depreciation and amortization	6,023	124	25,565	31,712
Operating income (loss)	$100,830	$53,599	$(50,149)	$104,280

U.S. capital expenditures				$8,084
Non-U.S. capital expenditures				$6,605

U.S. revenue				$334,395
Non-U.S. revenue				$138,434

	Nine months ended September 30, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$324,600	$79,598	$—	$404,198
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	217,559	36,768	22,682	277,009
Stock-based compensation expense	5,926	1,557	2,854	10,337
Depreciation and amortization	5,016	136	22,930	28,082
Operating income (loss)	$96,099	$41,137	$(48,466)	$88,770

U.S. capital expenditures				$3,607
Non-U.S. capital expenditures				$4,094

U.S. revenue				$291,529
Non-U.S. revenue				$112,669

	As of September 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,246	$42,121	$—	$319,367

U.S. long-lived assets				$41,066
Non-U.S. long-lived assets				$22,637

	As of December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

6.	Investments and Fair Value Measurements

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

	As of September 30	As of December 31
($000)	2011	2010
Available-for-sale	$238,990	$173,072
Held-to-maturity	14,813	7,476
Trading securities	4,946	4,692
Total	$258,749	$185,240

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2011				As of December 31, 2010
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$122,991	$54	$(186)	$122,859	$113,597	$36	$(56)	$113,577
Corporate bonds	65,079	27	(293)	64,813	42,839	63	(24)	42,878
Commercial paper	34,941	2	(18)	34,925	2,994	—	(3)	2,991
Equity securities and exchange-traded funds	8,411	203	(1,197)	7,417	4,510	418	(6)	4,922
Mutual funds	9,180	45	(249)	8,976	8,146	558	—	8,704
Total	$240,602	$331	$(1,943)	238,990	$172,086	$1,075	$(89)	$173,072

Held-to-maturity:
Certificates of deposit	$14,813	$—	$—	$14,813	$7,476	$—	$—	$7,476

As of September 30, 2011 and December 31, 2010, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2011 and December 31, 2010. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2011		As of December 31, 2010
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$177,348	$177,124	$85,990	$85,964
Due in one to three years	45,663	45,473	73,440	73,482
Equity securities, exchange-traded funds, and mutual funds	17,591	16,393	12,656	13,626
Total	$240,602	$238,990	$172,086	$173,072

Held-to-maturity:
Due in one year or less	$14,808	$14,808	$7,223	$7,223
Due in one to three years	5	5	253	253
Total	$14,813	$14,813	$7,476	$7,476

Held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2011	2010
Realized gains	$270	$17
Realized losses	—	(3)
Realized gains, net	$270	$14

The following table shows the net unrealized loss on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2011	2010
Unrealized loss, net	$810	$75

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2011
	as of	Using Fair Value Hierarchy
($000)	September 30, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$122,859	$—	$122,859	$—
Corporate bonds	64,813	—	64,813	—
Commercial paper	34,925	—	34,925	—
Equity securities and exchange-traded funds	7,417	7,417	—	—
Mutual funds	8,976	8,976	—	—
Trading securities	4,946	4,946	—	—
Total	$243,936	$21,339	$222,597	$—

	Fair Value	Fair Value Measurements as of December 31, 2010
	as of	Using Fair Value Hierarchy
($000)	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$113,577	$—	$113,577	$—
Corporate bonds	42,878	—	42,878	—
Commercial paper	2,991	—	2,991	—
Equity securities and exchange-traded funds	4,922	4,922	—	—
Mutual funds	8,704	8,704	—	—
Trading securities	4,692	4,692	—	—
Total	$177,764	$18,318	$159,446	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

7.	Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of September 30	As of December 31
($000)	2011	2010
Investment in MJKK	$19,311	$19,036
Other equity method investments	269	109
Investments accounted for using the cost method	5,181	5,117
Total investments in unconsolidated entities	$24,761	$24,262

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

	As of September 30	As of December 31
	2011	2010
Morningstar’s approximate ownership of MJKK	33%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,507,844	¥3,197,000
Equivalent U.S. dollars ($000)	$32,727	$38,361

Other Equity Method Investments. As of September 30, 2011 and December 31, 2010, other equity method investments consists of our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of September 30, 2011 and December 31, 2010.

Cost Method Investments. As of September 30, 2011 and December 31, 2010, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, features a money comparison tool that shows spending trends across the United States, along with a range of information on saving, investing, and budgeting. We did not record any impairment losses on our cost method investments in the first nine months of 2011 and 2010, respectively.

8.	Liability for Vacant Office Space

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities", as appropriate, on our Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2010 to September 30, 2011:

Liability for vacant office space	($000)
Balance as of December 31, 2010	$2,429
Reduction of liability for lease and other related payments	(1,182)
Balance as of September 30, 2011	$1,247

9.	Stock-Based Compensation

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

In May 2011, we adopted the 2011 Stock Incentive Plan (the 2011 Plan). With the adoption of the 2011 Plan, we will not grant any additional awards under the 2004 Stock Incentive Plan. The 2011 Plan provides for grants of options, stock appreciation rights, restricted stock units, and performance shares. All of our employees and our non-employee directors are eligible for awards under the 2011 Plan. Grants awarded under the 2011 Plan or the 2004 Stock Incentive Plan that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or shares withheld by us in connection with the exercise of options will be available for awards under the 2011 Plan. Any shares subject to awards under the 2011 Plan, but not under the 2004 Stock Incentive Plan, that are withheld by us in connection with the payment of any required income tax withholding will be available for awards under the 2011 Plan.

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of September 30
(000)	2011
Shares available for future grants	5,004

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and nine months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Restricted stock units	$3,372	$3,277	$9,489	$9,557
Restricted stock	444	468	1,752	780
Stock options	135	—	202	—
Total stock-based compensation expense	$3,951	$3,745	$11,443	$10,337

Income tax benefit related to the stock-based compensation expense	$967	$973	$2,636	$2,874

The following table summarizes the amount of unrecognized stock-based compensation expense as of September 30, 2011 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$30,520	34
Restricted stock	6,363	43
Stock options	1,843	42
Total unrecognized stock-based compensation expense	$38,726	36

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

Restricted Stock Units

Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted under the 2004 Stock Incentive Plan to employees vest ratably over a four-year period. Restricted stock units granted to non-employee directors vest ratably over a three-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit.

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the first nine months of 2011:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2010	777,666	45,189	822,855	$47.14
Granted	271,821	—	271,821	57.14
Dividend equivalents	1,988	52	2,040	48.06
Vested	(236,328)	—	(236,328)	48.64
Vested but deferred	(1,691)	1,691	—	—
Issued	—	(26,866)	(26,866)	46.69
Forfeited	(68,180)	—	(68,180)	47.61
RSUs outstanding—September 30, 2011	745,276	20,066	765,342	50.23

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

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first nine months of 2011 includes approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

Stock Options

Stock options granted under the 2004 Stock Incentive Plan to employees vest ratably over a four-year period. Grants to our non-employee directors vest ratably over a three-year period. All grants expire 10 years after the date of grant. Almost all of the options granted under this plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant.

In May 2011, we granted 86,106 stock options under the 2004 Stock Incentive Plan. We estimated the fair value of the options on the date of grant using a Black-Scholes option-pricing model. The fair value of these options using this model was $23.75 per share, based on the following assumptions:

Assumptions for Black-Scholes Option Pricing Model
Expected life (years):	7.4
Volatility factor:	35.1%
Dividend yield:	0.35%
Interest rate:	2.87%
Expected exercise price:	$57.28

The following tables summarize stock option activity in the first nine months of 2011 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	648,885	$18.91
Granted	—	—
Canceled	—	—
Exercised	(188,775)	19.13
Options outstanding—September 30, 2011	460,110	19.52

Options exercisable—September 30, 2011	460,110	$19.52

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2010	1,207,540	$18.91
Granted	86,106	57.28
Canceled	(1,910)	15.56
Exercised	(415,959)	15.37
Options outstanding—September 30, 2011	875,777	22.28

Options exercisable—September 30, 2011	789,671	$18.47

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Nine months ended September 30
($000)	2011	2010
Intrinsic value of options exercised	$25,061	$17,094

The table below shows additional information for options outstanding and exercisable as of September 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	371,323	1.15	$9.59	$17,396	371,323	1.15	$9.59	$17,396
$19.47 - $44.35	878,458	3.23	22.77	29,578	878,458	3.23	22.77	29,578
$57.28	86,106	9.76	57.28	—	—	—	—	—

$8.57 - $57.28	1,335,887	3.07	21.33	$46,974	1,249,781	2.61	18.86	$46,974

Vested or Expected to Vest
$8.57 - $57.28	1,335,887	3.07	$21.33	$46,974

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on September 30, 2011. The intrinsic value is based on our closing stock price of $56.44 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Excess tax benefits related to stock-based compensation	$1,450	$680	$7,621	$4,885

10.	Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$33,285	$36,367	$104,484	$94,818
Equity in net income of unconsolidated entities	428	333	1,397	1,176
Net (income) loss attributable to the noncontrolling interest	10	(106)	106	10
Total	$33,723	$36,594	$105,987	$96,004
Income tax expense	$12,343	$11,917	$35,585	$33,137
Effective tax rate	36.6%	32.6%	33.6%	34.5%

Our effective tax rate in the third quarter of 2011 was 36.6%, an increase of 4.0 percentage points compared with the prior-year period. The effective tax rate of 32.6% in the third quarter of 2010 includes a benefit related to non-U.S. income taxes.

Year to date, our effective tax rate was 33.6%, a decrease of 0.9 percentage points, compared with 34.5% in the first nine months of 2010. The year-to-date effective tax rate primarily reflects the positive effect of higher estimated tax benefits for domestic production activities (Internal Revenue Code Section 199) and tax incentives for research and development, most of which relate to prior years.  These benefits were largely offset by an increase in unrecognized tax benefits.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2011 and December 31, 2010. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
($000)	2011	2010
Gross unrecognized tax benefits	$11,781	$9,089

Gross unrecognized tax benefits which would affect income tax expense	$11,431	$8,482

Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$(9,680)	$(6,895)

In the first nine months of 2011, we recorded a net increase of $2,692,000 of gross unrecognized tax benefits, which increased our income tax expense. The majority of this increase relates to the estimated tax benefits and incentives, discussed above.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2011	2010
Current liability	$1,985	$654
Non-current liability	9,533	8,173
Total liability for unrecognized tax benefits	$11,518	$8,827

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

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is not likely that the examination phase of some of these audits will conclude in 2011. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

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

Life's Good S.T.A.B.L. Hedge Fund

In September 2011, Marta Klass, Gregory Martin, and Richard Roellig filed a complaint in the United States District Court for the Eastern District of Pennsylvania against Morningstar, Inc. and several other parties relating to Life's Good S.T.A.B.L. hedge fund. The plaintiffs allege that Morningstar committed fraud and aided and abetted the other defendants' breach of fiduciary duty in assigning a 5-star rating to the hedge fund. Morningstar believes the allegations against it have no legal or factual basis but cannot predict the outcome of this matter at this time.

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

12. Quarterly Dividend and Share Repurchase Programs

On September 23, 2011, our board of directors declared a quarterly dividend of 5 cents per share, payable on October 31, 2011 to shareholders of record as of October 14, 2011. As of September 30, 2011, we recorded a liability for dividends payable of $2,505,000.

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of September 30, 2011, we had repurchased a total of 646,682 shares for $35,873,000 under this authorization.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We do not expect the provisions of ASU No. 2011-08 will have a material impact on our consolidated financial statements.

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
•failure to differentiate our products and continuously create innovative, proprietary research tools;
•failure to successfully integrate acquisitions;
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

Over our 27-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed approximately 25 acquisitions to support our five key growth strategies, which are:

•	Enhance our position in each of our key market segments by focusing on our three major Internet-based platforms;

•	Create a premier global investment database;

•	Continue building thought leadership in independent investment research;

•	Become a global leader in fund-of-funds investment management; and

•	Expand our international brand presence, products, and services.

While we may make additional acquisitions to support these growth strategies, our primary focus is on integrating previous acquisitions and driving excellence throughout our organization.

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Continued worries about weak economic growth and sovereign debt issues in the United States and abroad made for volatile markets in the third quarter of 2011. Morningstar's U.S. Market Index, a broad market benchmark, was down sharply, posting a 14.9% decline for the quarter. The Global Ex-U.S. Index dropped 19.5% for the same period. U.S. mutual fund assets were down slightly year over year to $11.0 trillion as of September 30, 2011, based on data from the Investment Company Institute (ICI), compared with $11.3 trillion as of September 30, 2010. While cash inflows remained heavily weighted toward fixed-income funds, outflows from U.S. stock funds lessened a bit toward the end of the quarter. Based on Morningstar's estimated asset flow data, monthly outflows from U.S. stock funds were lower in September 2011 compared with each of the previous three months.

Assets in exchange-traded funds (ETFs) rose to $951 billion as of September 30, 2011, compared with $883 billion as of September 30, 2010, based on data from the ICI.

Based on data from ComScore, aggregate page views, unique users, and pages viewed per visit for financial and investment sites moderately increased compared with the third quarter of 2010. Overall, page views to finance and investment sites were up about 4% compared with the third quarter of 2010, based on ComScore’s data. We attribute the rise in page views to individual investors' higher level of interest in specific events, such as the sovereign debt crisis, deficit issues, credit downgrades, and market volatility. Page views to our investment website, Morningstar.com, were generally consistent with these trends, based on Morningstar’s internal data.

Although trends in online advertising spending generally remained strong during the third quarter, some industry publications have lowered their forecasts for 2012. For example, Interpublic Group's Magnaglobal division recently reduced its forecasted growth rate for total advertising spending to 3% in 2012, down from 5% previously. Magnaglobal is continuing to forecast a 12% increase in U.S. online advertising spending in 2012, though.

Overall, we believe that business conditions in the financial services sector have been mixed in recent months, and some areas, such as consumer discretionary spending, remain under pressure. In addition, market volatility has increased because of uncertainty about global economic debt and weak economic growth.

Three and Nine Months Ended September 30, 2011 vs. Three and Nine Months Ended September 30, 2010

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2011	2010	Change		2011	2010		Change
Revenue	$160,051	$139,817	14.5%		$472,829	$404,198	9	17.0%
Operating income	$33,864	$30,161	12.3%		$104,280	$88,770		17.5%
Operating margin	21.2%	21.6%	(0.4)	pp	22.1%	22.0%		0.1	pp

Cash used for investing activities	$(34,440)	$(20,862)	65.1%		$(89,791)	$(46,414)		93.5%
Cash provided by (used for) financing activities	$(27,666)	$1,503	NMF		$(22,177)	$9,563		NMF

Cash provided by operating activities	$45,160	$35,280	28.0%		$106,316	$80,310		32.4%
Capital expenditures	(6,271)	(3,862)	62.4%		(14,689)	(7,701)		90.7%
Free cash flow	$38,889	$31,418	23.8%		$91,627	$72,609		26.2%

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

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Acquisition	Date of Acquisition	Nine months ended September 30, 2011
Footnoted business of Financial Fineprint Inc.	February 1, 2010	January 1 through January 31, 2011
Aegis Equities Research	April 1, 2010	January 1 through March 31, 2011
Old Broad Street Research Ltd.	April 12, 2010	January 1 through April 11, 2011
Realpoint, LLC	May 3, 2010	January 1 through May 2, 2011
Seeds Group	July 1, 2010	January 1 through June 30, 2011
Morningstar Danmark A/S (Morningstar Denmark)	July 1, 2010	January 1 through June 30, 2011
Annuity intelligence business of Advanced Sales and Marketing Corporation	November 1, 2010	January 1 through September 30, 2011

Consolidated Revenue

In the third quarter of 2011, our consolidated revenue increased 14.5% to $160.1 million, compared with $139.8 million in the third quarter of 2010. Currency movements had a positive effect in the quarter, contributing approximately $3.7 million, or 2.6 percentage points, to revenue growth. We had $0.9 million in incremental revenue from acquisitions during the third quarter, which contributed about 0.6 percentage points to our consolidated revenue growth.

Excluding acquisitions and the impact of foreign currency translations, our consolidated revenue increased by about $15.6 million, or 11.2%, in the third quarter of 2011 with increases across all major product lines. Leading the growth were Investment Consulting and Morningstar Direct, our institutional research platform, followed by Morningstar Integrated Web Tools and Structured Credit Ratings. Retirement Solutions, Data, and internet advertising from Morningstar.com also contributed to the organic revenue increase, although to a lesser extent.

Revenue for the first nine months of the year increased 17.0% to $472.8 million. We had $15.0 million in incremental revenue from acquisitions during the first nine months of 2011, which contributed about 3.7 percentage points to our consolidated revenue growth. Currency movements also had a positive effect, contributing approximately 2.5 percentage points to revenue growth. Excluding acquisitions and the impact of foreign currency translations, our consolidated revenue increased by about $43.7 million, or 10.8%, in the first nine months of 2011.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2011	2010	Change	2011	2010	Change
Consolidated revenue	$160,051	$139,817	14.5%	$472,829	$404,198	17.0%
Less: acquisitions	(908)	—	NMF	(15,020)	—	NMF
Favorable impact of foreign currency translations	(3,683)	—	NMF	(9,936)	—	NMF
Organic revenue	$155,460	$139,817	11.2%	$447,873	$404,198	10.8%

International revenue made up 29.5% of our consolidated revenue in the third quarter and 29.3% in the first nine months of 2011. Revenue from international operations rose $7.4 million, or 18.5%, to $47.3 million for the third quarter. Foreign currency translations also had a positive effect, primarily from the Australian dollar and to a lesser extent the Euro, British Pound, and Canadian dollar. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 9.3%, reflecting stronger product sales in Europe.

Revenue from international operations rose 22.9%, or $25.8 million, to $138.4 million in the first nine months of 2011. Acquisitions contributed $5.6 million of additional revenue outside the United States, and foreign currency translations contributed an additional $9.9 million. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 9.1%, driven almost entirely by product sales in Europe.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2011	2010	Change	2011	2010	Change
International revenue	$47,261	$39,884	18.5%	$138,434	$112,669	22.9%
Less: acquisitions	—	—	NMF	(5,561)	—	NMF
Favorable impact of foreign currency translations	(3,683)	—	NMF	(9,936)	—	NMF
International organic revenue	$43,578	$39,884	9.3%	$122,937	$112,669	9.1%

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010		Change
Operating expense	$126,187	$109,656	15.1%		$368,549	$315,428	9	16.8%
% of revenue	78.8%	78.4%	0.4	pp	77.9%	78.0%		(0.1)	pp

In the third quarter of 2011, our consolidated operating expense increased $16.5 million, or 15.1%. For the first nine months of 2011, operating expense increased $53.1 million, or 16.8%. We completed seven acquisitions in 2010. Because of the timing of these acquisitions, our third quarter and year-to-date results include operating expense that did not exist in the same periods last year. Incremental operating expense from acquired businesses represented less than 5% of the quarter-to-date increase and approximately 25% of the year-to-date increase.

Higher salary expense represented approximately half of the total operating expense increase in the quarter and the year-to-date periods, primarily reflecting salary adjustments that were effective in July 2011. Additional headcount from filling open positions, and to a lesser extent from acquisitions, also contributed to the increase in salary expense. We review employee salaries annually and generally implement salary adjustments in the third quarter. We had approximately 3,395 employees worldwide as of September 30, 2011 compared with 3,165 as of September 30, 2010. Almost 50% of the increase in headcount reflects continued hiring for our development centers in China and India. The remainder of the increase is due to continued hiring in the United States and, to a lesser extent, employees added through acquisitions we completed over the 12 months ending September 30, 2011. The headcount growth includes about 30 employees hired in July 2011 in the United States as part of the Morningstar Development Program, a two-year rotational training program for entry-level college graduates.

Incentive compensation and employee benefit costs represented approximately 35%, or $5.7 million, of the overall operating expense increase in the quarter and 22%, or $11.9 million, year to date. The increase in incentive compensation included higher bonus expense and an increase in sales commissions. Bonus expense increased about $1.6 million in the quarter and $6.0 million year to date. The year-to-date increase in bonus expense was partially offset because bonuses paid in the first quarter were approximately $0.4 million lower than the amount accrued in 2010. Although the net difference was approximately $0.4 million, there were some greater differences by cost category, which we describe below. Our non-U.S. locations contributed the majority of the increase in our sales commission expense.

The increase in employee benefits includes a $0.9 million increase in healthcare benefits costs because of higher medical claims in the third quarter of 2011. In 2011, we reinstated some of the benefits we temporarily suspended in previous years. This included increasing the matching contributions to our 401(k) plan in the United States, representing approximately $0.6 million of additional expense in the third quarter of 2011 and $2.0 million year to date.

General and administrative expense (G&A) in the first nine months of 2011 includes $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals and a $0.3 million business tax rebate for our operations in China. G&A in the first nine months of 2011 also includes $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer. Our year-to-date 2010 results included an expense of $1.3 million to increase liabilities for vacant office space. This expense did not recur in the first nine months of 2011.

We capitalized $1.6 million of operating expense in the third quarter of 2011 and $2.6 million in the year-to-date period, primarily for software development within the LIM commodity data business, Structured Credit Ratings, and Morningstar Direct.

Intangible amortization expense increased $0.7 million in the quarter and $2.5 million year to date. The increase primarily reflects amortization expense from 2010 acquisitions.

Cost of Goods Sold

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
Cost of goods sold	$48,074	$40,713	18.1%		$133,929	$114,767	16.7%
% of revenue	30.0%	29.1%	0.9	pp	28.3%	28.4%	(0.1)	pp
Gross profit	$111,977	$99,104	13.0%		$338,900	$289,431	17.1%
Gross margin	70.0%	70.9%	(0.9)	pp	71.7%	71.6%	0.1	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services.

Cost of goods sold rose $7.4 million in the third quarter of 2011 and $19.2 million in the first nine months of 2011. Acquisitions contributed approximately 25% of the year-to-date increase in cost of goods sold. Higher salaries contributed approximately 40% of the quarter-to-date increase and 60% of the year-to-date expense increase. Higher bonus expense of $2.3 million for the first nine months of 2011 was offset by a $1.6 million reduction because we paid a smaller portion of the 2010 bonus to employees in this category. Please refer to the section, Bonus Expense, for additional information.

Our gross margin declined in the third quarter as expenses in this category increased at a faster rate compared with revenue growth. Our gross margin improved slightly in the first nine months of 2011.

Development Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010		Change
Development expense	$13,482	$12,703	6.1%		$39,151	$35,491	9	10.3%
% of revenue	8.4%	9.1%	(0.7)	pp	8.3%	8.8%		(0.5)	pp

Development expense increased $0.8 million in the third quarter and $3.7 million in the first nine months of 2011 mainly because of higher salaries and compensation-related expense for our development teams. We capitalized $1.6 million of operating expense in the quarter and $2.6 million in the year-to-date period for software development, reducing the expense that we would otherwise report in this category.

As a percentage of revenue, development expense was down slightly in both the quarter and first nine months of 2011, primarily reflecting the effect of capitalizing operating expense for software development.

Sales and Marketing Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010		Change
Sales and marketing expense	$27,253	$22,881	19.1%		$80,502	$69,877	9	15.2%
% of revenue	17.0%	16.4%	0.6	pp	17.0%	17.3%		(0.3)	pp

Sales and marketing expense increased $4.4 million in the third quarter and $10.6 million in the first nine months of 2011. Approximately 20% of the growth in sales and marketing expense for the first nine months of the year was related to recent acquisitions. Higher salary-related expense represents about 40% of the overall expense increase in the third quarter and approximately 50% of the total increase in the first nine months of 2011. Incentive compensation, including commission and bonus expense, also contributed to the increase in the third quarter and first nine months of the year. Travel expense also increased, although to a lesser extent.

As a percentage of revenue, sales and marketing expense was up in the quarter but down slightly in first nine months of 2011 primarily reflecting lower sales commission expense as a percentage of revenue.

General and Administrative Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
General and administrative expense	$26,431	$23,462	12.7%		$83,255	$67,211	23.9%
% of revenue	16.5%	16.8%	(0.3)	pp	17.6%	16.6%	1.0	pp

General & Administrative expense (G&A) rose $3.0 million in the third quarter of 2011 and $16.0 million in the first nine months of 2011.

The increase in both periods reflects higher compensation-related expense including higher salaries. Bonus expense included in G&A increased $0.3 million in the quarter and $4.2 million year to date. In the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million of the year-to-date increase. Please refer to the section, Bonus Expense, for additional information. Higher rent expense, mainly for our new office space in China, also contributed to the growth in G&A, although to a much lesser extent.

G&A in the first nine months of 2011 includes $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals and a $0.3 million business tax rebate for our operations in China. G&A in the first nine months of the year also includes $3.2 million of expense for a previously announced separation agreement with Tao Huang, our former chief operating officer.

Our 2010 results include $1.3 million in the first nine months to increase liabilities for vacant office space. In the second quarter of 2010, we increased our liability for vacant office space related to the acquisition of the equity research and data business from C.P.M.S. in Canada. In the first quarter of 2010, we increased our liability for vacant office space for the former Ibbotson headquarters when we finalized sub-lease arrangements for a portion of this space. This expense did not recur in 2011.

As a percentage of revenue, G&A expense declined 0.3 percentage points in the third quarter of 2011. In the first nine months of 2011, G&A as a percentage of revenue increased 1.0 percentage point, primarily because of the $3.2 million of expense for the separation agreement and higher bonus expense.

Depreciation and Amortization Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
Depreciation expense	$4,053	$3,678	10.2%		$11,673	$10,547	10.7%
Amortization expense	6,894	6,219	10.9%		20,039	17,535	14.3%
Total depreciation and amortization expense	$10,947	$9,897	10.6%		$31,712	$28,082	12.9%
% of revenue	6.8%	7.1%	(0.3)	pp	6.7%	6.9%	(0.2)	pp

Amortization expense increased $0.7 million in the third quarter and $2.5 million in the first nine months of 2011. The majority of the increase in the first nine months of 2011 reflects amortization expense from recent acquisitions. Additional depreciation expense also contributed to the increase, but to a lesser extent.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $26.3 million in 2011 and $23.9 million in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with the acquisitions we made in 2010, additional acquisitions, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the third quarter and year to date.

Stock-Based Compensation Expense

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
Restricted stock units	$3,372	$3,277	2.9%		$9,489	$9,557	(0.7)%
Restricted stock	444	468	(5.1)%		1,752	780	124.6%
Stock options	135	—	NMF		202	—	NMF
Total stock-based compensation expense	$3,951	$3,745	5.5%		$11,443	$10,337	10.7%
% of revenue	2.5%	2.7%	(0.2)	pp	2.4%	2.6%	(0.2)	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense increased $0.2 million in the third quarter and $1.1 million in the first nine months and was down slightly as a percentage of revenue compared with the same periods in 2010.

We began granting RSUs in May 2006 and make additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is four years for employees and three years for non-employee directors. The expense recorded in the first nine months of 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited in the first quarter.

Beginning in the second quarter of 2010, we began recording expense related to restricted stock issued in conjunction with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares to the selling employee-shareholders. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. These grants resulted in an expense of $0.4 million in the third quarter of 2011 and $1.8 million in the first nine months of 2011. The expense in the first nine months of 2011 includes approximately $0.4 million for accelerated vesting of a portion of these restricted stock grants.

In May 2011, we granted 86,106 stock options to certain employees and our non-employee directors. These stock options vest ratably over a four-year period for employees and a three-year period for non-employee directors and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants to be approximately $2.0 million. We will amortize this value to stock-based compensation expense ratably over the options' vesting period.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest.

Based on grants of RSUs, stock options, and restricted stock made through September 30, 2011, we anticipate that stock-based compensation expense will be approximately $15.4 million in 2011. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
Bonus expense	$10,388	$8,933	16.3%		$31,503	$25,534	23.4%
% of revenue	6.5%	6.4%	0.1	pp	6.7%	6.3%	0.4	pp

Bonus expense, which we include in each of our operating expense categories, increased $1.5 million in the third quarter of 2011 and $6.0 million in the first nine months of 2011.

In the first nine months of 2011, the increase in the bonus expense consisted of 1) an increase of $6.4 million in the year-to-date bonus expense and 2) a difference of $0.4 million between the bonus amounts paid in 2011 (related to 2010 performance) compared with the annual bonus expense recorded in 2010. The table below presents the effect of these two factors by cost category and in total:

	Bonus Expense			Difference between bonuses paid in Q1 2011 (for 2010 performance) vs. 2010 bonus expense	Net Increase in Bonus Expense
($000)	2011 YTD	2010 YTD	Change
Cost of sales	$12,700	$10,397	$2,303	$(1,577)	$726
Development	5,189	4,061	1,128	(959)	169
Sales and Marketing	4,675	3,258	1,417	(521)	896
General and administrative	9,387	7,818	1,569	2,609	4,178
Total bonus expense	$31,951	$25,534	$6,417	$(448)	$5,969

Although in total the 2010 bonuses paid were approximately $0.4 million lower compared with the amount expensed in 2010, there were some larger differences by cost category. We paid a greater portion of the 2010 bonus to employees in the G&A category compared with our initial estimate.

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
($000)	2011	2010	Change		2011	2010	Change
Operating income	$33,864	$30,161	12.3%		$104,280	$88,770	17.5%
% of revenue	21.2%	21.6%	(0.4)	pp	22.1%	22.0%	0.1	pp

Consolidated operating income increased $3.7 million in the third quarter of 2011 and $15.5 million in the first nine months of 2011. Despite the growth in operating income, our margin was down in the quarter but up slightly in the first nine months of 2011. The margin decline in the third quarter mainly reflects higher company sponsored benefits, including employer sponsored healthcare and matching contributions to our 401(k) program in the United States.

Capitalized operating expense for software development contributed approximately 1.0 percentage points and 0.6 percentage points to our margin in the third quarter and first nine months of 2011, respectively, partially offsetting the decline in the margin.

The $3.2 million of expense recorded in the first quarter related to a separation agreement lowered our year-to-date margin by approximately 0.7 percentage points.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
($000)	2011	2010	Change	2011	2010	Change
Cash provided by operating activities	$45,160	$35,280	28.0%	$106,316	$80,310	32.4%
Capital expenditures	(6,271)	(3,862)	62.4%	(14,689)	(7,701)	90.7%
Free cash flow	$38,889	$31,418	23.8%	$91,627	$72,609	26.2%

We generated positive free cash flow in both the third quarter and year-to-date periods of 2011 and 2010. Free cash flow increased $7.5 million in the third quarter of 2011, and increased $19.0 million in the first nine months of 2011.

Cash provided by operating activities: Cash provided by operating activities increased $9.9 million in the third quarter of 2011 reflecting a positive cash flow effect generated from an increase in accrued bonus and income tax liabilities, and changes in other operating assets and liabilities.

Cash provided by operating activities in the first nine months of 2011 increased $26.0 million, reflecting the positive cash flow effect of changes in operating assets and liabilities and higher net income (adjusted for non-cash items), partially offset by a $16.1 million increase in bonuses paid in the first quarter of 2011.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended September 30			Nine months ended September 30
($000)	2011	2010	Change	2011	2010	Change
Consolidated net income	$21,370	$24,783	$(3,413)	$70,296	$62,857	$7,439
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1,450)	(680)	(770)	(7,621)	(4,885)	(2,736)
Depreciation and amortization expense	10,947	9,897	1,050	31,712	28,082	3,630
Stock-based compensation expense	3,951	3,745	206	11,443	10,337	1,106
Holding gain upon acquisition of additional ownership of equity method investments	—	(5,073)	5,073	—	(5,073)	5,073
All other non-cash items included in net income	259	1,683	(1,424)	(273)	1,570	(1,843)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(37,464)	(21,360)	(16,104)
Cash paid for income taxes	(7,333)	(3,198)	(4,135)	(28,437)	(29,594)	1,157
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	—	—	—	(4,887)	4,887
Cash paid for separation agreements	(686)	—	(686)	(3,442)	—	(3,442)
Accounts receivable	(1,020)	(639)	(381)	(403)	(7,254)	6,851
Deferred revenue	(7,579)	(9,115)	1,536	618	(1,938)	2,556
Income taxes — current	14,033	7,762	6,271	37,879	29,903	7,976
Accrued compensation	11,972	8,884	3,088	37,664	23,977	13,687
Other assets	1,388	(1,997)	3,385	1,996	(2,508)	4,504
Accounts payable and accrued liabilities	(15)	(834)	819	(5,275)	2,025	(7,300)
All other	(677)	62	(739)	(2,377)	(942)	(1,435)
Cash provided by operating activities	$45,160	$35,280	$9,880	$106,316	$80,310	$26,006

In both the third quarter and year-to-date periods, the increase in cash from operations exceeded the change in net income adjusted for non-cash items, primarily because of the positive cash flow effect of accrued compensation and accrued income taxes. In addition, the cash flow from operations in the first nine months of 2010 includes a $4.9 million payment related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). This payment did not recur in 2011. These items, which favorably impacted the year-over-year comparison, were partially offset by the increase in bonus payments in 2011.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first nine months of 2011 and 2010, we classified $7.6 million and $4.9 million, respectively, of excess tax benefits, as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $6.3 million for capital expenditures in the third quarter of 2011 and $14.7 million in the first nine months of this year, primarily for computer hardware and software, leasehold improvements, and capitalized software. In the first nine months of 2011, capital expenditures increased $7.0 million, primarily for capitalized software and computer hardware and software for our U.S. operations and for our development center in China.

Segment Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue
Investment Information	$125,804	$112,055	12.3%		$374,319	$324,600	15.3%
Investment Management	34,247	27,762	23.4%		98,510	79,598	23.8%
Consolidated revenue	$160,051	$139,817	14.5%		$472,829	$404,198	17.0%

Operating income (loss)
Investment Information	$31,426	$32,811	(4.2)%		$100,830	$96,099	4.9%
Investment Management	18,062	13,523	33.6%		53,599	41,137	30.3%
Intangible amortization and corporate depreciation expense	(8,788)	(8,064)	9.0%		(25,565)	(22,930)	11.5%
Corporate unallocated	(6,836)	(8,109)	(15.7)%		(24,584)	(25,536)	(3.7)%
Consolidated operating income	$33,864	$30,161	12.3%		$104,280	$88,770	17.5%

Operating margin
Investment Information	25.0%	29.3%	(4.3)	pp	26.9%	29.6%	(2.7)	pp
Investment Management	52.7%	48.7%	4.0	pp	54.4%	51.7%	2.7	pp
Consolidated operating margin	21.2%	21.6%	(0.4)	pp	22.1%	22.0%	0.1	pp

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

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. The segment also includes

Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC (formerly Realpoint, LLC), a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

In the first nine months of 2011 and 2010, this segment represented approximately 80% of our consolidated revenue.

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue	$125,804	$112,055	12.3%		$374,319	$324,600	15.3%
Operating income	$31,426	$32,811	(4.2)%		$100,830	$96,099	4.9%
Operating margin (%)	25.0%	29.3%	(4.3)	pp	26.9%	29.6%	(2.7)	pp

Revenue

In the third quarter of 2011, Investment Information segment revenue increased $13.7 million, or 12.3%, to $125.8 million. Acquisitions contributed $0.9 million of revenue in the quarter, from the Annuity Intelligence business. Excluding acquisitions, our software and data product lines were the main contributors to revenue growth. In the first nine months of 2011, revenue increased $49.7 million, or 15.3%, to $374.3 million. Acquisitions contributed $13.1 million of revenue in the first nine months of the year, primarily from Structured Credit Ratings (formerly Realpoint, LLC), and, to a lesser extent the Annuity Intelligence business, Morningstar Denmark, and Old Broad Street Research.

Excluding acquisitions, Morningstar Direct was the largest contributor to the increase in segment revenue in both periods. The number of licenses for Morningstar Direct increased to 5,726 worldwide, compared with 4,403 as of September 30, 2010, with strong growth in both the U.S. and internationally. The growth reflects additional licenses for both new and existing clients, as well as client migrations from Institutional Workstation to Morningstar Direct.

Advisor software, Licensed Data, and Morningstar.com, including Internet advertising sales and Premium Memberships, and Morningstar Structured Credit Ratings, were also positive contributors to revenue growth in the third quarter and the first nine months of 2011.

Advisor software revenue increased as higher revenue from Morningstar Integrated Web Tools and Advisor Workstation (mainly Morningstar Office) more than offset slightly lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased to 155,833 as of September 30, 2011 compared with 153,170 as of December 31, 2010, and 154,403 as of September 30, 2010. Principia subscriptions totaled 31,318 as of September 30, 2011, down from 32,681 as of December 31, 2010 and 33,252 as of September 30, 2010.

Licensed Data's revenue growth reflects strong renewal rates for managed products data. Licensed Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Higher Internet advertising sales for Morningstar.com were partially offset by a decline in Premium Membership revenue in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 133,734 as of September 30, 2011, compared with 138,149 as of December 31, 2010 and 139,677 as of September 30, 2010. Premium subscriptions have continued declining because of a weak trial pipeline. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2011 and 2010, which partly offset the revenue decline associated with the lower subscription levels.

Morningstar Credit Ratings also contributed to the revenue growth in the third quarter, and in the first nine months of the year. Within the credit ratings business, we had strong revenue growth earlier in the year driven by new issue rating assignments in the CMBS market. More recently, however, market volatility and lower levels of investor risk tolerance have had a negative effect on the pipeline of potential issues in the CMBS market based on published industry reports.

Operating Income

In the third quarter of 2011, operating income for the Investment Information segment decreased $1.4 million, or 4.2%, but increased $4.7 million, or 4.9%, in the first nine months of 2011.

Operating expense was up $15.1 million in the third quarter and $45.0 million in the first nine months of 2011. Additional costs from acquisitions contributed approximately 20% of the increase in the first nine months of 2011. Higher salary-related expense and incentive compensation contributed about 65% of the overall expense increase in both periods. Higher employee benefits expense, including employee health benefits and matching contributions to our 401(k) plan in the United States, contributed about 20% of the increase in the third quarter and about 10% of the increase in the first nine months of 2011. Our healthcare benefits were up in the third quarter of 2011 because of higher medical claims.

The Investment Information segment's operating margin decreased 4.3 percentage point in the third quarter, primarily from higher salary expense, employee benefit expense, and bonus expense as a percentage of revenue. Higher salary expense contributed approximately 1.9 percentage points to the decline in the quarter. The segment's operating margin in the first nine months of the year declined 2.7 percentage points, primarily from higher compensation-related expense as a percentage of revenue. Higher salary expense contributed approximately 1.8 percentage points to the decline in the first nine months of 2011. Acquisitions had only a minor effect on the segment margin in the first nine months of the year.

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

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

In the first nine months of 2011 and 2010, this segment represented approximately 20% of our consolidated revenue.

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2011	2010	Change		2011	2010	Change
Revenue	$34,247	$27,762	23.4%		$98,510	$79,598	23.8%
Operating income	$18,062	$13,523	33.6%		$53,599	$41,137	30.3%
Operating margin (%)	52.7%	48.7%	4.0	pp	54.4%	51.7%	2.7	pp

Revenue

Investment Management segment revenue increased $6.5 million,or 23.4%, in the third quarter and $18.9 million, or 23.8%, year to date. Revenue from acquisitions was $1.9 million year to date, all from the first half of the year. Excluding acquisitions, revenue was up across all product lines in the third quarter and first nine months. Investment Consulting was the primary driver of the revenue increase. Retirement Solutions and Managed Portfolios also contributed to the revenue increase, but to a lesser extent.

Within the Investment Management segment, revenue from asset-based fees made up about 60% of segment revenue in the first nine months of 2011 and 2010.

Assets under Advisement and Management for Investment Consulting

	As of September 30
($ billions)	2011	2010
Assets under advisement - U.S.	$123.6	$101.3
Assets under advisement and management - International	4.5	4.4
Total	$128.1	$105.7

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

We provided Investment Consulting advisory services on approximately $128.1 billion in assets as of September 30, 2011 compared with approximately $116.6 billion in assets as of December 31, 2010 and approximately $105.7 billion in assets as of September 30, 2010. Assets under advisement and management rose about 21.2%, mainly reflecting additional assets for an existing client's fund-of-funds program for which we now receive asset-based fees.

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

Assets under Advisement and Management for Retirement Solutions

	As of September 30
($ billions)	2011	2010
Assets under management	$18.9	$17.8
Assets under advisement	17.4	13.8
Total	$36.3	$31.6

Assets under management for managed retirement accounts increased to $18.9 billion as of September 30, 2011 compared with $19.6 billion as of December 31, 2010 and $17.8 billion as of September 30, 2010. Assets under advisement for plan sponsor and custom target-date arrangements increased to $17.4 billion as of September 30, 2011, compared with $15.5 billion as of December 31, 2010 and $13.8 billion as of September 30, 2010.

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

Morningstar Managed Portfolios

Morningstar Managed Portfolios contributed to the segment’s revenue increase in the third quarter and first nine months of 2011. The higher revenue mainly reflects higher average asset levels during the first nine months of 2011 compared with the same period in 2010. Assets under management for Morningstar Managed Portfolios rose to $2.8 billion as of September 30, 2011, from $2.5 billion as of September 30, 2010, reflecting strong net inflows.

Operating Income

Operating income for the Investment Management segment increased $4.5 million, or 33.6%, in the third quarter and $12.5 million, or 30.3%, in the first nine months of 2011.

Operating expense in the segment rose $1.9 million, or 13.7%, in the third quarter and $6.5 million, or 16.8%, in the first nine months of 2011. Additional costs from acquisitions contributed approximately 30% of the total operating expense increase in the first nine months of 2011. Higher operating expenses for operations outside of the United States contributed the majority of the overall operating expense increase. Higher legal fees also contributed to the increase but to a lesser extent.

Operating margin increased 4.0 percentage points in the third quarter and 2.7 percentage points in the first nine months of 2011, as revenue growth exceeded the growth in operating expenses. Lower compensation-related expense as a percentage of revenue contributed to the increase, partially offset by higher legal fees as a percentage of revenue. Acquisitions partially offset the margin increase by approximately 1 percentage point in the first nine months of the year.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended September 30			Nine months ended September 30
($000)	2011	2010	Change	2011	2010	Change
Amortization expense	$6,894	$6,219	10.9%	$20,039	$17,535	14.3%
Depreciation expense	1,894	1,845	2.7%	5,526	5,395	2.4%
Corporate unallocated	6,836	8,109	(15.7)%	24,584	25,536	(3.7)%
Corporate items	$15,624	$16,173	(3.4)%	$50,149	$48,466	3.5%

Amortization of intangible assets increased $0.7 million in the third quarter and $2.5 million in the first nine months of 2011, reflecting expense related to recent acquisitions. As of September 30, 2011, we had $147.3 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $26.3 million in 2011.

Depreciation expense for corporate items increased slightly in the quarter and year-to-date periods.

Corporate unallocated expense decreased $1.3 million in the third quarter and decreased $1.0 million in the first nine months of 2011. We capitalized $1.6 million and $2.6 million of expense for software development in the third quarter and first nine months of 2011, respectively. Lower professional fees in both periods also contributed to the decrease. Higher salaries and other compensation, including bonus, partially offset the decrease in expense.

Corporate unallocated expense for the first nine months of the year also includes $3.2 million of expense for the separation agreement with our former chief operating officer. However, a $1.3 million expense related to vacant office space recorded in the first nine months of 2010 did not recur in 2011, favorably affecting the comparison with the prior year.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Equity in net income of unconsolidated entities	$428	$333	$1,397	$1,176

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

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Interest income	$938	$602	$2,324	$1,919
Interest expense	(141)	(90)	(1,182)	(227)
Other income (expense), net	(1,376)	5,694	(938)	4,356
Non-operating income (expense), net	$(579)	$6,206	$204	$6,048

Interest income mainly reflects interest from our investment portfolio. Interest income in both the third quarter and first nine months of 2011 increased compared with the prior-year periods, primarily due to higher balances of cash equivalents and investments.

Interest expense in the first nine months of 2011 of $1.2 million relates primarily to the $1.4 million of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Operating Expense.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. The other expense in the third quarter of 2011 primarily represents unrealized exchange losses on foreign currency denominated balances. In the third quarter of 2010, we recorded a preliminary holding gain of approximately $5.1 million. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended September 30		Nine months ended September 30
($000)	2011	2010	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$33,285	$36,367	$104,484	$94,818
Equity in net income of unconsolidated entities	428	333	1,397	1,176
Net (income) loss attributable to the noncontrolling interest	10	(106)	106	10
Total	$33,723	$36,594	$105,987	$96,004
Income tax expense	$12,343	$11,917	$35,585	$33,137
Effective tax rate	36.6%	32.6%	33.6%	34.5%

Our effective tax rate in the third quarter of 2011 was 36.6%, an increase of 4.0 percentage points compared with 32.6% in the prior-year period. The effective tax rate of 32.6% in the third quarter of 2010 includes a benefit related to non-U.S. income taxes.

Year to date, our effective tax rate was 33.6%, a decrease of 0.9 percentage points, compared with 34.5% in the first nine months of 2010. The year-to-date effective tax rate primarily reflects the positive effect of higher estimated tax benefits for domestic production activities (Internal Revenue Code Section 199) and tax incentives for research and development, most of which relate to prior years. These benefits were largely offset by an increase in unrecognized tax benefits.

In the first nine months of 2011, we recorded a net increase of $2.7 million of gross unrecognized tax benefits, which increased our income tax expense. The majority of this increase relates to the estimated tax benefits and incentives (discussed above). As of September 30, 2011, we had $11.8 million of gross unrecognized tax benefits, of which $11.4 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.7 million. As of December 31, 2010, we had $9.1 million of gross unrecognized tax benefits, of which $8.5 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $6.9 million.

As of September 30, 2011, our Consolidated Balance Sheet included a current liability of approximately $2.0 million and a non-current liability of $9.5 million for unrecognized tax benefits. As of December 31, 2010, our Condensed Consolidated Balance Sheet included a current liability of $0.7 million and a non-current liability of $8.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries, because these earnings have been permanently reinvested. Approximately 20% of our cash, cash equivalents, and investments as of September 30, 2011 are held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is not likely that the examination phase of some of these audits will conclude in 2011. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for the foreseeable future. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. Approximately 80% of our cash, cash equivalents, and investments as of September 30, 2011 are held by our operations in the United States.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

We expect to make a recurring quarterly dividend payment of 5 cents per share. In the first nine months of 2011, we paid dividends of $7.5 million. On September 23, 2011, our board of directors approved a payment of a regular quarterly dividend of 5 cents per share payable on October 31, 2011 to shareholders of record as of October 14, 2011. As of September 30, 2011, we recorded a liability for dividends payable of $2.5 million.

In September 2010, our board of directors also approved a share repurchase program that authorizes the repurchase of up to $100 million of our outstanding common stock. From time to time we may repurchase shares at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first nine months of 2011, we repurchased 570,464 shares for approximately $32.1 million, of which $3.6 million was settled and paid early in the fourth quarter of 2011. In total, we have repurchased 646,682 shares for $35.9 million as part of this program.

Cash, Cash Equivalents, and Investments

As of September 30, 2011, we had cash, cash equivalents, and investments of $433.0 million, an increase of $67.6 million compared with $365.4 million as of December 31, 2010. The increase reflects $106.3 million of cash provided by operating activities and $14.3 million of cash from stock-option proceeds and excess tax benefits.
These items, which increased our cash, cash equivalents, and investments balance, were partially offset by $28.5 million used to repurchase common stock through our share repurchase program, $14.7 million of capital expenditures, and $7.5 million of dividends paid.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first nine months of 2011, cash provided by operating activities was $106.3 million, an increase of $26.0 million compared with the same period in 2010. The increase reflects higher net income (adjusted for non-cash items), and the favorable cash flow from operating assets and liabilities. These items, which increased cash from operations, were partially offset by a $16.1 million increase in bonus payments. We paid $37.5 million in annual bonuses in the first quarter of 2011, compared with $21.4 million in the prior-year period. Cash provided by operating activities in the first nine months of 2011 also reflects $3.4 million for previously announced separation agreements with two former executives.

In the first nine months of 2010, we paid $4.9 million to one former and, at the time, two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities varies from period to period depending on activity in these three categories. In the first nine months of 2011, cash used for investing activities was $89.8 million, compared with $46.4 million in the same period of 2010.

In the first nine months of 2011, purchases of investments exceeded the proceeds from the maturity and sale of investments by $76.3 million. In contrast, in the first nine months of 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $49.2 million. As of September 30, 2011 and December 31, 2010, we had investments, consisting primarily of fixed-income securities, of $258.7 million and $185.2 million, respectively. As of September 30, 2011, our investments represented approximately 60% of our total cash, cash equivalents, and investments balance compared with 50% as of December 31, 2010, respectively.

Capital expenditures were $14.7 million in the first nine months of 2011, an increase of $7.0 million compared with the first nine months of 2010. The majority of the increase reflects spending on capitalized software and computer software and hardware for our U.S. office as well as remaining payments for our development center in China. We expect to make total capital expenditures of approximately $18.1 million to $20.1 million in 2011, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in the first nine months of 2011, but received cash of approximately $0.6 million as an adjustment to the purchase price of one of our 2010 acquisitions. In the first nine months of 2010, we completed six acquisitions for $88.7 million, net of cash acquired.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase outstanding common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of September 30, 2011.

Cash used for financing activities was $22.2 million in the first nine months of 2011. We paid cash of approximately $28.5 million under our share repurchase program in the first nine months of 2011. In addition, we made dividend payments of $7.5 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $6.6 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $7.6 million. Cash provided by financing activities was $9.6 million in the first nine months of 2010, primarily from proceeds from stock options exercised and excess tax benefits. We did not pay any dividends or make any purchases under our share repurchase program in the first nine months of 2010.

Employees exercised approximately 0.6 million and 0.5 million stock options in the first nine months of 2011 and 2010, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first nine months of 2011 and 2010 was $25.1 million and $17.1 million, respectively.

Reclassifications

Beginning in 2011, as a part of the new Investment Management organization structure, we reviewed the revenue classification between Investment Consulting and Retirement Solutions. We reclassified the prior-year information for consistency with the current-year presentation. As presented in the tables below, this reclassification changed the order of Advisor Workstation and Investment Consulting in our top five products in 2010, but did not have any effect on the order of our top five products in 2009.

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

Effective January 1, 2011, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables and establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. We are applying this guidance for revenue arrangements entered into or materially modified from January 1, 2011. The adoption of ASU 2009-13 does not significantly affect either the timing or amount of our revenue recognition.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. In accordance with ASU No. 2011-05, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statement of Income and separately, a Consolidated Statement of Comprehensive Income. We no longer present total comprehensive income in our Consolidated Statement of Equity. In addition, we now show the effects of items reclassified from OCI to net income on the face of our Consolidated Statement of Income.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04

clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. For Morningstar, ASU No. 2011-04 will be applied prospectively beginning on January 1, 2012. We do not expect the provisions of ASU No. 2011-04 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We do not expect the provisions of ASU No. 2011-08 will have a material impact on our consolidated financial statements.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 28, 2011:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 28, 2011	Projected Beneficial Ownership (1)
Scott Cooley Chief Financial Officer	3/22/2011	5/31/2012	10,000	Shares to be sold under the plan if the stock reaches a specified price	__	41,053
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	25,000	102,453 (2)
Cheryl Francis, Director	8/23/2011	8/1/2012	7,013	Shares to be sold under the plan if the stock reaches a specified price	__	20,873
Steve Kaplan, Director	2/23/2011	2/28/2012	7,500	Shares to be sold under the plan on specified dates	2,500	60,648
Liz Kirscher President, Data Division	11/23/2009	2/28/2012	63,750	Shares to be sold under the plan if the stock reaches specified prices	24,000	75,677
Cathy Odelbo President, Equity & Credit Research	8/13/2008	12/31/2011	100,000	Shares to be sold under the plan if the stock reaches specified prices	__	92,462
Don Phillips President, Fund Research	3/11/2011	5/1/2012	95,000	Shares to be sold under the plan if the stock reaches specified prices	58,002	329,545
Richard Robbins General Counsel & Corporate Secretary	8/29/2011	6/30/2012	5,000	Shares to be sold under the plan if the stock reaches specified prices	__	20,519
David Williams Managing Director, Design	9/10/2008	12/31/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	5,000	93,419
David Williams Managing Director, Design	8/23/2011	8/31/2012	10,000	Shares to be sold under the plan if the stock reaches specified prices	__	83,419

During the third quarter, Don Phillips' previously disclosed Rule 10b5-1 sales plan expired in accordance with its terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2011, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2011 and restricted stock units that will vest by November 29, 2011. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2011. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of September 30, 2011, our cash, cash equivalents, and investments balance was $433.0 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2011:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2011	78,111	$49.83	78,111	$96,106,235
July 1, 2011 – July 31, 2011	—	—	—	$96,106,235
August 1, 2011 – August 31, 2011	289,201	55.89	289,201	$79,936,953
September 1, 2011 – September 30, 2011	279,370	56.57	279,370	$64,127,465
Total	646,682	$55.45	646,682

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit No	Description of Exhibit

10.1	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement

10.2	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 1, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________

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

MORNINGSTAR, INC.

Date: November 1, 2011	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer