Form 10-K
period 2011-12-31
Morningstar, Inc.
filed 2012-02-24
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2011 was $1,498,106,979. As of February 17, 2012, there were 50,134,439 shares of the Registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Since our founding in 1984, our mission has been to create great products that help investors reach their financial goals. Through our Investment Information segment, we offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also provide asset management services for advisors, institutions, and retirement plan participants through our Investment Management segment. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Latin America, and South Africa. Morningstar serves approximately 8 million individual investors, 250,000 financial advisors, and 4,500 institutional clients. We have operations in 27 countries.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2011, we provided extensive data on approximately 375,000 investments, including:

•	31,700 mutual fund share classes in the United States;
•	91,500 mutual funds and similar vehicles in international markets;
•	8,800 exchange-traded funds (ETFs);
•	1,600 closed-end funds
•	32,000 stocks;
•	7,200 hedge funds;
•	8,100 separate accounts and collective investment trusts;
•	120,500 variable annuity/life subaccounts and policies;
•	49,900 insurance, pension, and life funds;
•	12,100 unit investment trusts; and
•	4,300 state-sponsored college savings plan portfolios (commonly known as Section 529 College Savings Plans).

Our investment database also includes:

•	85 years of capital markets data capturing performance of several major asset classes;
•	Extensive cash flow, ownership, and biographical data on directors and officers;
•	Security-level identification information;
•	Regulatory documents, disclosure filings, and conference-call transcripts;
•	Real-time market data on more than 8 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and
•	Real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products and services to individual investors, financial advisors, and institutions around the world.

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund's underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We've created other tools, such as the Ownership Zone, Sector Delta, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. We developed a popular Portfolio X-Ray tool that helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and funds that have demonstrated a high level of commitment to shareholders and stewardship of investors' capital. In 2011, we introduced our forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. We also offer qualitative research and ratings on exchange-traded funds; closed-end funds; 529 plans; target-date funds, and stocks.

In 2009, we began publishing credit ratings and associated research on corporate debt issuers. We currently provide ratings on more than 600 companies and also provide research and ratings on commercial mortgage-backed securities.

Since 1998, we've expanded our research efforts on individual stocks and have worked to popularize the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett; and margin of safety, which reflects the size of the discount in a stock's price relative to its estimated value. The Morningstar Rating for stocks is based on the stock's current price relative to our analyst-generated fair value estimates, as well as the company's level of business risk and economic moat.

We've also developed in-depth advice on security selection and portfolio building to meet the needs of investors looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

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

In 2011, we introduced our forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. Our analysts assign the ratings on a five-tier scale with ratings of Gold, Silver, Bronze, Neutral, and Negative. In December 2009, we launched a Morningstar corporate credit rating, which measures the ability of a firm to satisfy its debt and debt-like obligations. For the corporate credit rating, we issue an overall rating ranging from AAA to D as well as scores for the factors underlying the rating. Through our Morningstar Credit Ratings, LLC subsidiary, we also offer research and ratings on commercial mortgage-backed securities.

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

1.    Enhance our position in each of our key market segments by focusing on our three major web-based platforms.

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

With Morningstar.com, we're continuing to expand the range of content and market updates on the site, including third-party content. We've also been focusing on mobile development, as well as expanding data and functionality to increase the site's value to both registered users and Premium members. With Advisor Workstation, we plan to build on our large installed base by expanding our mid- and back-office capabilities, improving the product's interface and design, and integrating real-time data and other functionality. With Morningstar Direct, we're pursuing an aggressive development program to provide data and analysis on securities and investments around the world. We're adding third-party data and content and enhancing our technology to allow the product to function as a purely web-based solution. We also plan to expand into new global markets, enhance our capabilities in portfolio management and accounting, and significantly increase the amount of equity research content and functionality.

2.	Create a premier global investment database.

Our goal is to continue building or acquiring new databases for additional types of investments, including various types of funds outside the United States and other widely used investment products.

As detailed on page 4, we currently provide extensive data on approximately 375,000 investments globally, including managed investment products, individual securities, capital markets data, real-time stock quotes from nearly all of the world's major stock exchanges, and a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

Our data is the foundation for all of the products and services we offer. We focus on proprietary, value-added data, such as our comprehensive data on current and historical portfolio holdings for mutual funds and variable annuities. Within each database, we continuously update our data to maintain timeliness and expand the depth and breadth of coverage. Our strategy is to continuously expand our databases, focusing on investment products that are widely used by large numbers of investors. In particular, we're focusing on expanding our fundamental equity data. We also strive to establish our databases as the pre-eminent choice for individual investors, financial advisors, and institutional clients around the world, as well as continuing to invest in world-class data quality, processing, and delivery.

Over the past 10 years, we've developed a series of proprietary indexes based on our investment data. The Morningstar Indexes are rooted in our proprietary research and can be used for precise asset allocation and benchmarking and as tools for portfolio construction and market analysis. We've expanded the range of indexes we offer and are working to expand our index business globally.

3.    Continue building thought leadership in independent investment research.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue producing investment insights that empower investors and focus our research efforts in three major areas:

•
Extend leadership position in global fund research. Over the past several years, we have expanded our analyst coverage in fund markets outside of the United States. We've built an integrated team of locally based fund experts to expand our research coverage in additional markets around the world. As of December 31, 2011, we had approximately 95 fund analysts globally, including teams in North America, Europe, Asia, and Australia. We currently produce qualitative analyst research on more than 3,500 funds around the world. As part of these research efforts, we currently provide Morningstar Analyst Ratings for approximately 500 funds globally. We plan to continue expanding the number of funds that have Morningstar Analyst Ratings and in-depth qualitative research reports.

•
Continue leveraging our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund's portfolio. As of December 31, 2011, we provided analyst research on approximately 2,100 companies globally.

We're committed to maintaining the broad, high-quality coverage we've become known for as one of the largest providers of independent equity research. We're working to expand distribution of our equity research through a variety of channels, including financial advisors, institutional investment firms, and companies outside of the United States. We believe that investors' increasing awareness of the value of independent research will strengthen our business over the long term. We've also expanded our proprietary stock database, which we view as an important complement to our analyst research.

•
Build business in credit research and ratings. We began publishing research and ratings on corporate credit issuers in December 2009 and currently produce research and ratings on more than 600 corporate credit issuers. We view credit ratings as a natural extension of the equity research we've been producing for the past decade. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover.

We're including this research on our three major software platforms to provide investors with an additional perspective on fixed-income investments. We also plan to monetize the ratings through enterprise licenses and subscriptions to our institutional equity research clients, who have access to the forecasts, models, and scores underlying the ratings.

We also expanded our fixed-income capabilities with our May 2010 acquisition of Realpoint, a Nationally Recognized Statistical Rating Organization (NRSRO) now known as Morningstar Credit Ratings that specializes in research and ratings on commercial mortgage-backed securities (CMBS). We believe investors are looking for better research on these securities and that we're well-positioned to meet this need.

4.    Become a global leader in fund-of-funds investment management.

The large number of managed investment products available has made assembling them into well-constructed portfolios a difficult task for many investors. Consequently, fund-of-funds offerings have seen strong growth within the mutual fund, variable annuity, and hedge fund industries. Cerulli Associates estimates that global multimanager assets--including publicly offered funds that invest in other funds as well as investment vehicles managed by multiple subadvisors--totaled approximately $1.7 trillion as of July 2011. We believe assembling and evaluating funds of funds is a natural extension of our expertise in understanding managed investment products.

Our fund-of-funds programs combine managed investment vehicles--typically mutual funds--in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds and combine quantitative research with a qualitative assessment of manager skill and investment style.

We had a total of $140.4 billion in assets under advisement in our Investment Consulting business as of December 31, 2011. Our advisory business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We plan to continue building this business by expanding to reach new markets outside of the United States, expanding our capabilities in areas such as alternative investment strategies, developing more ways to incorporate risk protection and insurance, expanding to reach additional client segments, and focusing on performance and client support.

We also offer managed retirement account services through our Retirement Solutions platform, and had $19.9 billion in assets under management in our managed retirement accounts as of December 31, 2011. We offer these services for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which are quantitative systems that select investment options and make retirement planning choices for the participants. We believe retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2011, we had $3.0 billion in assets under management invested with Morningstar Managed Portfolios.

5.	Expand our international brand presence, products, and services.

Our operations outside of the United States generated $184.9 million in revenue in 2011 compared with $157.1 million in 2010 and represent an increasing percentage of our consolidated revenue. Our strategy is to expand our non-U.S. operations (either organically or through acquisitions) to meet the increasing demand for wide-ranging, independent investment insight by investors around the globe. Because more than half of the world's investable assets are located outside of the United States, we believe there are significant opportunities for us. We're focusing our non-U.S. sales efforts on our major products, including Morningstar Advisor Workstation and Morningstar Direct, as well as opportunities such as real-time data, qualitative investment research and ratings, investment indexes, and investment management services. We also plan to explore new regions, such as Latin America, Eastern Europe, and the Middle East; continue expanding our databases to be locally and globally comprehensive; introduce new products in markets where we already have operations; and expand our sales and product support infrastructure around the world.

Acquisitions

Throughout our 28-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our five key growth strategies (as detailed above). While we may make additional acquisitions to support these strategies, our primary focus now is on integrating previous acquisitions. We did not make any acquisitions in 2011.

For information about the acquisitions we made in 2009 and 2010, refer to Note 6 of the Notes to our Consolidated Financial Statements.

Business Segments, Products, and Services

We operate our business in two segments:

•	Investment Information, which includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements; and

•	Investment Management, which includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The table below shows our revenue by business segment for each of the past three years:

	2011		2010		2009
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Investment Information	$500,909	79.3%	$444,957	80.1%	$386,642	80.7%
Investment Management	130,491	20.7	110,394	19.9	92,354	19.3
Consolidated revenue	$631,400	100.0%	$555,351	100.0%	$478,996	100.0%

For information on segment operating income (loss) refer to Note 4 of the Notes to our Consolidated Financial Statements.

Investment Information

The largest products in this segment based on revenue are Licensed Data, a set of investment data spanning all of our investment databases, including real-time pricing data, and available through electronic data feeds; Morningstar Advisor Workstation, a web-based investment planning system for independent financial advisors as well as advisors affiliated with larger firms; Morningstar.com, which includes both Premium Memberships and Internet advertising sales; Morningstar Direct, a web-based institutional research platform; and Integrated Web Tools (formerly Site Builder and Licensed Tools), services that help institutional clients build customized websites or enhance their existing sites with Morningstar's online tools and components.

Other major products within the Investment Information segment include Principia, our CD-ROM-based software for independent financial advisors; Morningstar Commodity Data (formerly Logical Information Machines), which aggregates energy, commodity, and financial data from more than 200 sources; equity and corporate credit research; and Morningstar Structured Credit Ratings and Research (formerly Realpoint).

We also offer a variety of financial communications materials, real-time data and desktop software, investment software for financial advisors and institutions, and investment indexes, as well as several print and online publications.

In 2011, 32.8% of Investment Information segment revenue was from outside of the United States, compared with 31.8% in 2010 and 31.6% in 2009.

Most of our products for individual investors are designed for investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial planners.

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

We believe the Investment Information segment has a modest amount of seasonality. We've historically had higher revenue in the second quarter because we hold our largest annual investment conference during the quarter. Other products in this segment generally have not shown marked seasonality.

Our largest customer in the Investment Information segment made up approximately 2% of segment revenue in 2011.

Licensed Data

Licensed Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. We offer data packages that include access to our proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Licensed Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Licensed Data through a password-protected website and provide daily updates to clients. Pricing for Licensed Data is based on the number of funds or other securities covered, the amount of information provided for each security, and the level of distribution.

In 2011, we continued to expand our data-delivery options, including a set of client-facing interfaces that make it easier for clients to access the most current data. We also developed data to support intra-day information on ETF pricing, as well as other ETF data points. On the database side, we've expanded our separate accounts coverage and launched an ETF Managed Portfolios database. We also added additional equity data sets including information on capital structure, earnings estimate, equity ownership, and conference call transcripts.

For Licensed Data, our primary competitors are Bloomberg, Europerformance, eVestment Alliance, FactSet Research Systems, Financial Express, Interactive Data Corporation, Mergent, Standard & Poor's, and Thomson Reuters.

Licensed Data was our largest product in 2011 and accounted for 16.9%, 17.7%, and 19.1% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business-including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm's back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, ETFs, hedge funds, closed-end funds, 529 plans, offshore funds, and pension and life funds.

As of December 31, 2011, 160,287 advisors in the United States were licensed to use Advisor Workstation, which is available in two versions: Morningstar Office (formerly Advisor Workstation Office Edition) for independent financial advisors and a configurable enterprise version for financial advisors affiliated with larger firms. The enterprise version includes four core modules: Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, including tools for defined contribution plans; Morningstar Document Library, which helps firms comply with pre- and post-sale document delivery requirements by providing access to prospectuses and supplements in HTML or PDF formats; Analyst Research Center, which complements the quantitative data in Advisor Workstation with independent, qualitative research on stocks, mutual funds, exchange-traded funds, and initial public offerings; and Presentation Library, which gives advisors access to compelling client presentation materials. These applications can be purchased as stand-alone products or combined as part of a full Workstation license.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the level of functionality offered. We typically charge about $3,300 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. For clients who purchase more limited tools-only licenses, the price per user is substantially less. We generally charge $5,700 per user for an annual license for Morningstar Office.

In 2011, we entered into an agreement with Interactive Data Corporation to offer information on corporate, municipal, and Treasury bonds through Advisor Workstation. We also migrated more than half of our client base to Morningstar Advisor Workstation 2.0, a new platform launched in 2010 that incorporates significant technology upgrades along with interface and usability improvements. We introduced an iPad version of Hypothetical Illustrator for fund wholesalers and rolled out a new, interactive version of our popular Investment Detail reports.

With Morningstar Office, we introduced several new features for portfolio reporting, accounting, report generation, and workflow management features.

Major competitors for Morningstar Advisor Workstation and Morningstar Office include Advent Software, Charles Schwab, EISI, eMoney Advisor, Standard & Poor's, SunGard, Tamarac, and Thomson Reuters.

Morningstar Advisor Workstation is our third-largest product based on revenue and made up 12.3% 12.5%, and 13.7% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com in the United States, which includes both Premium Membership revenue (which made up about 60% of Morningstar.com's revenue base in 2011) and Internet advertising sales (which made up the remaining 40%). As of December 31, 2011, the free membership services offered through Morningstar.com had approximately 8 million registered users worldwide, who have access to comprehensive data on stocks, mutual funds, ETFs, closed-end funds, 529 plans, commodities, options, bonds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information. Morningstar.com also includes Portfolio X-Ray and a variety of other portfolio tools that help investors reduce risk and understand key characteristics of their portfolios.

We also offer more than 40 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,300 stocks, 1,500 mutual funds, 400 ETFs, 100 closed-end funds, as well as our Portfolio X-Ray, asset allocation and portfolio management tools, proprietary stock data, Stewardship Grades, and premium stock and fund screeners. We currently offer Premium Membership services in Australia, Canada, China, Italy, the United Kingdom, and the United States.

In 2011 we introduced a new, improved report format for ETFs; new reports for money market funds and preferred stocks; and additional data points for stocks, funds, and closed-end funds. We launched new centers focusing on closed-end funds, bonds, and new exchange-traded fund launches, as well as several week-long special reports on focused topic areas. Morningstar's mobile applications were also recognized as leading personal finance apps by Kiplinger's, The Wall Street Journal, and Money.

Morningstar.com competes with the personal finance websites of AOL Money & Finance, Google Finance, Marketwatch.com, The Motley Fool, MSN Money, Seeking Alpha, TheStreet.com, Yahoo! Finance, and The Wall Street Journal Online.

As of December 31, 2011, we had 130,354 paid Premium subscribers for Morningstar.com in the United States plus an additional 15,000 paid Premium subscribers in Australia, Canada, China, Italy, and the United Kingdom. We currently charge $21.95 for a monthly subscription, $189 for an annual subscription, $319 for a two-year subscription, and $419 for a three-year subscription for Morningstar.com's Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com (including local versions outside of the United States) is one of our five largest products based on revenue and accounted for 8.6% of our consolidated revenue in 2011, compared with 8.9% in 2010 and 8.2% in 2009.

Morningstar Direct

Morningstar Direct is a web-based institutional research platform that provides advanced research on the complete range of securities in Morningstar's global database. This comprehensive platform allows research and marketing professionals to conduct advanced performance comparisons and in-depth analyses of a portfolio's underlying investment style. Morningstar Direct includes access to numerous investment universes, including U.S. mutual funds; European and offshore funds; funds based in most major markets around the world; stocks; separate accounts; hedge funds; closed-end funds; exchange-traded funds; global equity ownership data; variable annuity and life portfolios; and market indexes.

In 2011, we introduced new asset allocation and forecasting functionality that allows investors to create optimal asset allocation strategies that take into account “fat-tailed” (statistically unlikely or extreme) return distributions and measure downside risk. Based on research from Morningstar and our Ibbotson Associates subsidiary, these new tools allow investors to create optimal asset allocation strategies that take into account “fat-tailed” return distributions and measure downside risk. We introduced Portfolio Analysis, a web-based workspace that incorporates real-time data, charts, and news to help portfolio managers monitor and adjust their portfolios. We also enhanced functionality for our asset flows, Report Studio, and Custom Database features. Morningstar Direct also includes new global databases such as open-end funds in Brazil, Chilean insurance funds, and French insurance wrappers.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research Systems, Markov Processes International, PSN, Thomson Reuters, Wilshire Associates, and Zephyr Associates.

Morningstar Direct had 6,144 licensed users worldwide as of December 31, 2011.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $17,000 for the first user, $10,500 for the second user, and $9,000 for each additional user.

Morningstar Direct is one of our five largest products based on revenue and accounted for 8.3%, 6.9%, and 6.3% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Morningstar Integrated Web Tools

Morningstar Integrated Web tools (formerly Site Builder and Licensed Tools) are services that help institutional clients build customized websites or enhance their existing sites with Morningstar's online tools and components. We offer a series of integrated components, editorial content, and reports that investment firms can license to use to build or enhance their websites for financial advisors and individual investors. Outside the United States, clients can customize our offerings with capabilities for regional markets, multiple languages, and local currencies. Our suite of components can be customized to analyze a set of investments, focus on client-defined data points, or perform calculations required by specific products or services. We also offer licenses for investment research, editorial content, and portfolio analysis tools. Integrated Web Tools can be integrated with clients' existing websites and allow users to drill down into the underlying data when researching a potential investment.

In 2011, we introduced nine new tools for ETFs, including the Total Cost Analyzer, Cost Analyzer, Correlation Analyzer, and ETF Exposure Evaluator. We also integrated fixed-income data and reports into our suite of portfolio components and added a Multiple Fund Comparison tool to our product lineup that allows users to compare and contrast numerous securities side-by-side.

Competitors for Integrated Web Tools include Financial Express, Interactive Data (IDMS), Markit on Demand (formerly Wall Street on Demand), and Thomson Reuters.

Pricing for Integrated Web Tools depends on the audience, the level of distribution, and the scope of information and functionality licensed.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 31,270 subscriptions as of December 31, 2011. The modules offered in Principia provide data on mutual funds, ETFs, stocks, separate accounts, variable annuity/life subaccounts, closed-end funds, asset allocation, hypotheticals, presentations and education, and defined contribution plans. Each module is available separately or together and features searching, screening, and ranking tools. Principia allows advisors to conduct research on client portfolios and includes a three-page Portfolio Snapshot reports that provide a comprehensive picture of the client's portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients.

In 2011, we enhanced the functionality of the CAMS (Client Account Management System) module, which offers performance reporting and portfolio accounting. We also continued increasing the percentage of subscribers receiving electronic delivery, reducing our fulfillment costs and giving clients more timely access to the most recent updates.

Principia prices generally range from approximately $765 per year for monthly updates on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $7,805 for all investment universes plus additional modules for asset allocation, defined contribution plans, and portfolio management.

Major competitors for Principia include Standard & Poor's and Thomson Reuters.

Morningstar Commodity Data

Morningstar Commodity Data (formerly LIM) is a leading provider of data and analytics for the energy, financial, and agriculture sectors. It provides market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data. Morningstar Commodity Data collects, unifies, and conducts quality assurance on data from more than 200 sources in the energy, financial, and agriculture sectors and provides clients with one central source for data intelligence and analysis. Clients can also use our tools to analyze their own proprietary data. Clients include some of the world's largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms.

In 2011, we launched a cloud-based solution for delivering commodity and energy market data. This option provides clients around the world with greater access to commodity data with faster processing time and easier implementation. We also released a new version of the Commodity Add-In, which is a high-powered tool that brings consolidated market data along with Morningstar’s rigorous quality-assurance checks into Microsoft Excel.

Pricing for Morningstar Commodity Data is based on the number of users, the type of data licensed, the number of data sources, and the size of the data sets licensed. We had approximately 150 institutional clients for Morningstar Commodity Data as of December 31, 2011.

Major competitors for Morningstar Commodity Data include DataGenic, GlobalView, Sungard FAME, and ZE Power.

Investment Profiles and Guides

Our Investment Profiles assemble essential facts about an investment into an easy-to-understand report. These one-page reports, available in print or web format, are designed for use when communicating with clients, as well as for employers to communicate with retirement plan participants. They also help investment companies meet requirements for investment education, board reporting, and plan sponsor reviews. Investment Profiles also help companies make sure their communications comply with Financial Industry Regulatory Authority (FINRA) and Department of Labor guidelines.

We offer Investment Profiles on a broad range of investments, including mutual funds, stocks, separate accounts, collective investment trusts, variable annuity subaccounts, insurance group separate accounts, ETFs, money market funds, stable value funds, closed-end funds, hedge funds, and private funds. Clients can customize the format, design and branding, data elements, and delivery to meet their needs. We also offer on-demand publishing for HTML and PDF file formats, allowing companies to save money through electronic delivery and printing. We also offer Investment Guides, which are a collection of Investment Profiles, summary information, and educational articles.

In 2011, we developed a series of comparative charts and enhanced Investment Profile pages to help clients meet new regulatory requirements for disclosure to retirement plan participants.

Our Investment Profiles and Guides compete with Thomson Reuters, Xinnovation, and third-party printing companies, as well as internal production for plan providers that are able to produce their own reports. Pricing for Investment Profiles and Guides is based on the number of securities covered, the amount of information we provide, and the level of distribution.

Structured Credit Research and Ratings

Morningstar Credit Ratings, LLC (formerly Realpoint) is a Nationally Recognized Statistical Ratings Organization (NRSRO) that provides timely new issue and surveillance ratings and analysis for commercial mortgage-backed securities (CMBS), as well as operational risk assessment services.

We rate new issue CMBS securities using a bottom-up approach that blends qualitative, quantitative, and legal analysis of the loan, portfolio, and issuing trust, with detailed underwriting information for 100% of the underlying assets. We provide surveillance ratings and analysis on nearly 10,000 CMBS securities including the loans and properties securing them. We also publish DealView credit reports on CMBS transactions and update our analysis and forecasts monthly. We rated 32% of all new issue CMBS deals in 2011--making us the third-largest player in terms of deals rated.

We recently introduced a beta version of our new ratings and surveillance analytics service on residential mortgage-backed securities (RMBS). This service will provide institutional investors with cutting edge analytics, Morningstar’s monthly DealView Credit Analysis, and timely letter ratings on thousands of secondary market RMBS transactions.

We also offer operational risk assessments that evaluate mortgage servicers, loan originators, and third-party service providers. These assessments focus on non-credit-related operational risks and the likelihood of maintaining current performance levels given ongoing market conditions.

Our structured credit research and ratings business competes with several other firms, including DBRS, Fitch, Kroll, Bond Ratings, Moody's, and Standard & Poor's.

Morningstar Credit Ratings primarily charges license-based fees for surveillance ratings and analysis, which are paid for by the user. For new-issue ratings, it charges asset-based fees that are paid by the issuer on the rated balance of the transaction.

Morningstar Equity and Credit Research

As of December 31, 2011, we offered independent equity research on approximately 2,100 companies globally. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm's competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company's economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company's competitive advantage relative to other companies. For the remaining stocks included in our database, we offer quantitative grades for growth, profitability, and financial health, as well as an explanation of the company's business operations.

We offer Morningstar Equity Research to institutional investors who use it to supplement their own research, as well as broker/dealers who provide our research to their affiliated financial advisors or to individual investors. We also deliver our equity research through several other Morningstar products, including our Premium Membership service on Morningstar.com. From June 2004 through July 2009, we provided research to six major investment banks under the terms of the Global Analyst Research Settlement (GARS). In 2003 and 2004, 12 leading Wall Street investment banks agreed to a $1.5 billion settlement with the SEC, the New York Attorney General, and other securities regulators to resolve allegations of undue influence of investment banking interests on securities research. Approximately $450 million of the $1.5 billion in fines that the investment banks agreed to pay in the settlement was designated for independent research over a period of five years, with the independent research provided by companies that are not engaged in the investment banking industry.

Although the period covered by the Global Analyst Research Settlement expired in July 2009, and the banks covered by it are no longer required to provide independent investment research to their clients, we remain committed to maintaining the broad, high-quality coverage we’ve become known for as one of the largest providers of independent equity research.

We currently provide analyst reports on virtually all of the most widely held stocks in major U.S. market indexes, as well as numerous companies based outside the United States. On the credit research side, we provide credit ratings and analysis for more than 600 of the largest corporate bond issuers worldwide, including global banks and captive finance subsidiaries. We had approximately 165 equity and credit analysts around the world as of December 31, 2011, compared with 145 as of December 31, 2010.

In 2011, we began building a new advisor-facing research platform that will help us expand our reach to additional broker/dealers. We also launched an enhanced version of our institutional web portal that surfaces our best ideas and allows clients to access our analysts' discounted cash flow models to explore their own valuation assumptions.

On the credit research side, we rolled out New Issue Notes, where we provide a valuation opinion on new bond issues. We publish these timely notes shortly after a new issue is announced, allowing our clients time to consider our opinion before making an investment decision. We launched our "Safe & Sound Credit Pick List" publication designed for financial advisors and their clients. We added our institutional credit research to a third-party platform that aggregates fixed-income research from global banks and independent providers.

Our Equity Research services compete with The Applied Finance Group, Credit Suisse HOLT, Renaissance Capital, Standard & Poor's, Value Line, Zacks Investment Research, and several smaller research firms. For institutional clients, we compete with sell-side firms, internal providers, and smaller boutique firms. Competitors for our credit research include Credit Sights, Fitch, Gimme Credit, Moody's, and Standard & Poor's.

Pricing for Morningstar Equity and Credit Research varies based on the level of distribution, the number of securities covered, the amount of custom coverage and client support required, and the length of the contract term.

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

We currently license the Morningstar Indexes to numerous institutions that offer ETFs and exchange-traded notes based on the indexes.

In 2011, we introduced several new indexes focusing on dividend yield, natural resources, hedge funds, Canadian banks, and a Factor Tilt Index slightly weighted toward small-capitalization value stocks. We believe we're the only index provider that offers indexes spanning all asset categories, which allows us to develop indexes that blend various asset classes.

Key competitors for the Morningstar Indexes include Barclays Capital, Dow Jones, the Financial Times, Markit, MSCI, Russell Investments, and Standard & Poor's.

Investment Management Segment

The largest products and services in this segment based on revenue are Investment Consulting, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients' taxable and tax-deferred accounts.

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

About 15.8% of Investment Management segment revenue was from outside the United States in 2011, compared with 14.2% in 2010 and 7.7% in 2009.

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

We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. We also reach approximately 2,500 financial advisors through our Managed Portfolios platform.

The Investment Management segment has not historically shown seasonal business trends; however, business results for this segment are typically more variable because of our emphasis on asset-based fees, which change along with market movements and other factors.

Our largest customer in the Investment Management segment made up approximately 17% of segment revenue in 2011. On February 17, 2012, we received notification from this client that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in Investment Consulting revenue from our work on these portfolios in 2011, which represented 9.5% of Investment Management segment revenue.

Investment Consulting

Our Investment Consulting area provides institutional investment advisory and management services for asset management firms, broker/dealers, insurance providers, and investment fiduciaries. We offer Investment Consulting services through Morningstar Associates, Inc.; Morningstar Associates, LLC; Morningstar Associates Europe, Ltd; Ibbotson Associates, Inc.; Ibbotson Associates Australia Limited; Morningstar Denmark; OBSR Advisory Services Limited; and Seeds Finance SA, which are registered investment advisors and wholly owned subsidiaries of Morningstar, Inc.

Drawing on research and methodologies from both Morningstar Associates and Ibbotson Associates, which we acquired in 2006, we deliver four core service offerings: asset allocation, portfolio management, manager evaluation, and board fiduciary services. We focus on delivering customized solutions that improve the investor experience and help our clients build their businesses. Many of our Investment Consulting agreements focus on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities. We emphasize contracts where we're paid a percentage of assets under management for ongoing investment management and advice, as opposed to one-time relationships where we're paid a flat fee.

We offer these advisory services to clients in the United States, Asia, Australia, Canada, and Europe, including insurance companies, investment management companies, mutual fund companies, and broker-dealers. We also provide services for retirement plan sponsors and providers, including developing plan lineups, creating investment policy statements, and monitoring investment performance.

In late 2010, we announced the creation of a unified investment management organization to provide integrated, institutionally focused research, consulting, and advisory services globally. As part of this initiative, in 2011 we combined many of the capabilities offered by Morningstar Associates and Ibbotson Associates to better leverage the core capabilities of each group. We also worked with several broker/dealer clients to create new investment strategies, including active/passive, momentum, and diversified alternatives. We implemented a new global tactical asset allocation fund with a large insurance company and partnered with another company to create new fund lists. We also established several new investment advisory relationships in the United States, Europe, and Australia.

Our Investment Consulting business competes primarily with Mercer, Mesirow Financial, Russell Investments, Thomson Reuters, and Wilshire Associates, as well as some smaller firms in the retirement consulting business and various in-house providers of investment advisory services.

Pricing for the Investment Consulting services we provide through Morningstar Associates, Ibbotson Associates, and our other subsidiaries is based on the scope of work and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for a mutual fund or variable annuity.

Investment Consulting was our second-largest product based on revenue in 2011 and accounted for 12.4%, 11.9%, and 11.8% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Retirement Solutions

Our Retirement Solutions offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). Clients can select either a hosted solution or our proprietary installed software advice solution. Clients can integrate the installed customized software into their existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement.

Morningstar Retirement Manager is our advice and managed accounts program that helps plan participants reach their retirement goals. It helps investors determine how much to invest and which investments are most appropriate for their portfolios. The program gives guidance explaining whether participants' suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific fund recommendations. Participants can elect to have their accounts professionally managed through our managed account service or build their own portfolios using our recommendations as a guide.

Morningstar Retirement Manager also helps plan sponsors meet their fiduciary obligations. Morningstar works with plan sponsors to better understand regulatory safe harbors and stay ahead of changes in the marketplace. We can act as a fiduciary and monitor or direct a broad range of diversified plan options to maintain ERISA compliance and minimize risk. In addition to our consulting solutions, we also manage plan data and provide administrative support, developing plan documents, summary plan descriptions, and other compliant employee communications.

In 2011, we worked on combining Ibbotson Associates' Wealth Forecasting Engine methodology with Morningstar Retirement Manager; we expect to transition clients to the combined platform during 2012. This integration allows us to offer new features, including more personalized savings rate recommendations, retirement age recommendations, both enhanced and optimized strategy recommendations, tax considerations, and the ability to consider other ongoing and retirement expenses.

In addition, we built a tool that helps reduce the operational and administrative requirements for clients that offer our plan sponsor advice service. We also launched additional services for plan sponsor advice, in which we act as a fiduciary with full discretionary powers for selecting, monitoring, and adjusting the investment options in qualified retirement plans. We enhanced our Advice by Ibbotson program by allowing participants to model and enroll in a SMART savings program and compare it to an optimized strategy. This will allow participants to make more informed decisions for their retirement planning. We also completed the design of a new product, Goal Planner, which uses the Wealth Forecasting Engine methodology and capabilities to help retail and advisor audiences construct personalized investment strategies. These strategies are aimed at helping users achieve a specific goal, such as saving for a car, house, or retirement.

As of December 31, 2011, approximately 14.6 million plan participants had access to Retirement Solutions through approximately 125,000 plan sponsors and 18 plan providers. Pricing for Retirement Solutions depends on several different factors, including the level of services offered, the number of participants, our fiduciary role, the level of systems integration required, and the availability of competing products.

In the retirement advice market, we compete primarily with Financial Engines and Guided Choice.

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

In 2011, Morningstar Investment Services introduced several new portfolios including a contrarian ETF series, a real return portfolio, and a set of portfolios subadvised by Ibbotson Associates. We also signed an agreement with Fiserv to support our middle-office functionality. We'll be able offer enhanced trade management efficiency and scale, broader connectivity with custodians, support additional types of portfolios, and provide composite performance reporting. It will also help us meet the requirements of larger accounts for more sophisticated analysis and account management capabilities.

We had approximately $3.0 billion in assets under management with about 2,500 financial advisors using the service as of December 31, 2011. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client's average daily portfolio balance. Fees for our mutual fund and exchange-traded fund portfolios generally range from 30 to 40 basis points. We charge 55 basis points for the Select Stock Baskets, which are a managed account service consisting of individually customized stock portfolios based on Morningstar's proprietary indexes and independent equity research.

For Morningstar Managed Portfolios, our primary competitors are Brinker Capital, Curian Capital, Envestnet PMC, Genworth Financial, Loring Ward, SEI Investments, and Symmetry Partners.

Marketing and Sales

We promote our print, software, web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking and forecasting sales and other tasks to support our sales team. Across our business, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 560 sales and marketing professionals on staff as of December 31, 2011.

International Operations

We conduct our business operations outside of the United States, which have been increasing as a percentage of our consolidated revenue, through wholly owned or majority-owned operating subsidiaries doing business in each of the following countries: Australia, Brazil, Canada, Chile, Denmark, France, Germany, India, Italy, Japan, Korea, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China (both Hong Kong and the mainland), Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. See Note 4 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

In addition, we hold minority ownership positions in operating companies based in Japan and Sweden. As of December 31, 2011, we owned a minority ownership position (approximately 33% of the outstanding shares) in Morningstar Japan K.K. (MJKK) and our share had a market value of approximately $36.1 million. MJKK is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 7 of the Notes to our Consolidated Financial Statements for information about our investments in unconsolidated entities.

To enable these companies to do business in their designated territories, we provide them with the rights to the Morningstar name and logo and with access to certain of our products and technology. Each company is responsible for developing marketing plans tailored to meet the specific needs of investors within its country and working with Morningstar's data collection and development centers to create and maintain databases, develop new products, and enhance existing products.

See Item 1A-Risk Factors for a discussion of the risks related to our business operations outside of the United States.

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

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks that we use:

Advice by Ibbotson ®	Morningstar ® Integrated Web Tools SM
Ibbotson Associates ®	Morningstar ® Investment Profiles TM and Guides
Morningstar ® Advisor Workstation SM	Morningstar ® Licensed Data SM
Morningstar ® Advisor Workstation SM	Morningstar ® Managed Portfolios SM
Morningstar Analyst Rating TM	Morningstar ® Managed Portfolios SM Select Stock Baskets
Morningstar ® Analyst Research Center SM	Morningstar Market Barometer SM
Morningstar ® Annuity Intelligence SM	Morningstar Office SM
Morningstar ® Corporate Credit Research	Morningstar ® Ownership Zone SM
Morningstar ® Document Research SM	Morningstar ® Portfolio X-Ray ®
Morningstar Direct SM	Morningstar ® Principia ®
Morningstar ® Enterprise Data Management	Morningstar ® QuoteSpeed SM
Morningstar ® Equity Research ServicesSM	Morningstar Rating ™
Morningstar ® Essentials TM	Morningstar ® Retirement Manager SM
Morningstar ® Fund Research Report	Morningstar ® Stewardship Grade SM
Morningstar ® Hypothetical Illustrator SM	Morningstar Style Box ™
Morningstar ® Indexes	Morningstar.com ®

In addition to trademarks, we currently hold several patents in the United States and Canada. We believe these patents represent our commitment to developing innovative products and tools for investors.

License Agreements

In the majority of our licensing agreements, we license our products and/or other intellectual property to our customers for a fee. We generally use our standard agreements, whether in paper or electronic form, and we do not provide our products and services to customers or other users without having an agreement in place.

We maintain licensing agreements with all of our operating companies. We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to develop and market similar products under our name in their operating territories.

In the ordinary course of our business, we obtain and use intellectual property from a wide variety of sources, including licensing it from third-party sources, developing it internally, and obtaining it directly from public filings.

Seasonality

We believe our business has a modest amount of seasonality. Some of our smaller products, such as the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook and our largest annual investment conference, generate the majority of their revenue in the first or second quarter of the year. Most of our products are sold with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products.

We believe market movements generally have more influence on our performance than seasonality. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2011, our largest customer accounted for less than 5% of our consolidated revenue. On February 17, 2012, we received notification from this client that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in Investment Consulting revenue from our work on these portfolios in 2011, which represented 2.0% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past several years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our major competitors include Bloomberg; Standard & Poor's, a division of The McGraw-Hill Companies; Thomson Reuters; and Yahoo!. These companies have financial resources that are significantly greater than ours. We also have a number of smaller competitors in our two business segments, which we discuss in Business Segments, Products, and Services above.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment analysis and analytics, design, product reliability, and value of the products and services provided.

Major Competitors by Product

	Licensed Data	Investment Consulting	Morningstar Advisor Workstation	Morningstar.com	Morningstar Direct	Retirement Advice
Advent Software			•
Bloomberg	•				•
eVestment Alliance	•				•
FactSet Research Services	•				•
Financial Engines						•
Financial Express	•		•
Interactive Data Corporation	•
Mercer		•
News Corporation*				•
Russell Investments		•
Standard & Poor's	•		•
Thomson Reuters**	•	•	•		•
Wilshire Associates		•			•
Yahoo!				•
Zephyr Associates					•

*    News Corporation includes Dow Jones, MarketWatch, and SmartMoney
**  Thomson Reuters includes Lipper

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2011, our technology team consisted of approximately 900 programmers and technology and infrastructure professionals.

In 2011, 2010, and 2009 our development expense represented 8.4%, 8.9%, and 8.0%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

Government Regulation

United States

Investment advisory and broker-dealer businesses are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Financial services companies are among the nation's most extensively regulated. The SEC is responsible for enforcing the federal securities laws and oversees federally registered investment advisors and broker-dealers.

As of December 31, 2011, three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

In addition, because these three subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, they have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (Exchange Act) and a member of FINRA. The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations, including FINRA. Subject to approval by the SEC, FINRA adopts rules that govern its members. FINRA and the SEC conduct periodic examinations of the brokerage operations of Morningstar Investment Services. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales, capital structure, record-keeping, and the conduct of directors, officers, and employees. Violation of applicable regulations can result in the revocation of a broker-dealer license, the imposition of censures or fines, and the suspension or expulsion of a firm or its officers or employees. Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. The net capital requirements, which specify minimum net capital levels for registered broker-dealers, are designed to measure the financial soundness and liquidity of broker-dealers.

Morningstar Credit Ratings, LLC is a Nationally Recognized Statistical Rating Organization (NRSRO) specializing in rating structured finance investments. As an NRSRO, Morningstar Credit Ratings, LLC is subject to the requirements and regulations under the Exchange Act. Such requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest. As of result of its NRSRO registration, Morningstar Credit Ratings is subject to annual examinations by the SEC.

Australia

Our subsidiaries that provide financial information services and advice in Australia, Morningstar Australasia Pty Limited and Ibbotson Associates Australia Ltd., must be registered and hold an Australian Financial Services license and are subject to oversight by the Australian Securities and Investments Commission (ASIC). This license requires them to, among other things, maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

United Kingdom

Morningstar Associates Europe Limited and OBSR Advisory Services Limited are authorized to provide advisory services in the United Kingdom. As authorized firms, these companies are subject to the requirements and regulations of the U.K. Financial Services Authority. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements.

Other Regions

We have a variety of other entities (in Canada, Japan, Korea, Thailand, and France) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small.

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

Employees

We had approximately 3,465 employees as of December 31, 2011, including approximately 630 data analysts, 75 designers, 350 investment analysts (including consulting and quantitative research analysts), 900 programmers and technology staff, and 560 sales and marketing professionals. Our employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 24, 2012, we had 11 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	55	Chairman, Chief Executive Officer, and Director
Chris Boruff	46	President, Software Division
Peng Chen	41	President, Investment Management Division
Scott Cooley	43	Chief Financial Officer
Bevin Desmond	45	President, International Operations and Global Human Resources
Catherine Gillis Odelbo	49	President, Equity and Credit Research
Greg Goff	40	Chief Technology Officer
Elizabeth Kirscher	47	President, Data Division
Don Phillips	49	President, Fund Research and Managing Director
Richard Robbins	49	General Counsel and Corporate Secretary
David W. Williams	51	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from our inception to 1996 and from 2000 to the present. He holds a bachelor's degree in business administration from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

Chris Boruff

Chris Boruff has been president of Morningstar's Software division since January 2009. He is responsible for overseeing strategy, development, and distribution of technology products for individual investors, financial advisors, and institutions, as well as custom solutions for institutions. He joined us in 1996 as product manager for Principia, and from 1997 to 1998, he served as senior product manager of advisor products. From 1999 to 2000, he served as vice president of advisor products, where he was responsible for all marketing related to financial advisors. From 2000 to 2009, he was president of Morningstar's advisor software business. He holds a bachelor's degree in economics and psychology from Northwestern University.

Peng Chen

Peng Chen was named president of Morningstar's global Investment Management division in November 2010. He is responsible for overseeing the company's investment consulting, retirement advice, and investment management operations in North America, Europe, Asia, and Australia, including Morningstar Associates, Ibbotson Associates, Morningstar Investment Services, Old Broad Street Research, and Seeds Group. Prior to Morningstar's acquisition of Ibbotson Associates in 2006, he served as Ibbotson's managing director and chief investment officer. He joined Ibbotson in 1997 and played a key role in the development of its investment consulting and 401(k) advice/managed retirement account services. He served as president of Ibbotson Associates, a registered investment advisor and wholly owned subsidiary of Morningstar, from August 2006 until November 2010. He received a bachelor's degree in industrial management engineering from Harbin Institute of Technology and master's and doctorate degrees in consumer economics from The Ohio State University.

Scott Cooley

Scott Cooley has been our chief financial officer since August 2007. Before joining Morningstar in 1996 as a stock analyst, he was a bank examiner for the Federal Deposit Insurance Corporation (FDIC), where he focused on credit analysis and asset-backed securities. From 1996 until 2003, he was an analyst, editor, and manager for Morningstar.com, Morningstar Mutual Funds, and other Morningstar publications. He became CEO of Morningstar Australia and Morningstar New Zealand in 2003 and served as co-CEO of these operations following our acquisition of Aspect Huntley in July 2006. He holds a bachelor's degree in economics and social science and a master's degree in history from Illinois State University.

Bevin Desmond

Bevin Desmond has been president of international operations and global human resources for Morningstar since January 2009. She is responsible for identifying and developing our business in new markets, managing and directing operations, launching new products, and overseeing human resources functions for all of Morningstar's global operations. She joined us in 1993 and was one of three employees who started our international business. From 1998 to 2000, she served as manager of all international ventures. From 2000 to 2009, she was president of Morningstar's international business. She has also served as president of institutional software. She holds a bachelor's degree in psychology from St. Mary's College.

Catherine Gillis Odelbo

Catherine Gillis Odelbo is president of equity and credit research for Morningstar, responsible for Morningstar's equity and credit research, financial communications and publications, and Morningstar Indexes. She joined us in 1988 as a mutual fund analyst and from 1999 to 2000 served as senior vice president of content development for the company, as well as publisher and editor of our stock and closed-end fund research. She was president of our Individual segment from 2000 through 2008 and became president of our equity research business in 2009. She holds a bachelor's degree in American history from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

Greg Goff

Greg Goff is chief technology officer for Morningstar, responsible for Morningstar's global technology strategy. Before joining us in 2011, he was senior vice president of global platform technology for The Nielsen Company since 2009. He joined The Nielsen Company in 2004 as vice president of data warehousing. He has also worked for Accenture and BlueMeteor, Inc. in Chicago. He holds a bachelor’s degree in electrical engineering, with high honors, from the University of Illinois at Urbana-Champaign.

Elizabeth Kirscher

Elizabeth Kirscher is president of Morningstar's Data division, responsible for managing the company's investment databases and related products. She joined us in 1995 as a major accounts manager in our institutional sales area. From 1998 to 1999, she served as international product manager and worked on the launch of Morningstar Japan. From 1999 to 2000, she was director of sales and business development for Morningstar.com and marketed Morningstar.com data and tools to other websites. She holds a bachelor's degree from Vassar College and a master's degree in business administration from the Columbia Business School at Columbia University.

Don Phillips

Don Phillips has been a managing director since 2000 and in 2009 took on additional responsibilities as president of fund research. He is responsible for overseeing our research on mutual funds, ETFs, and alternative investments. He joined us in 1986 as our first mutual fund analyst. He served as our vice president and publisher from 1991 to 1996, as our president from 1996 to 1998, and as our chief executive officer from 1998 to 2000. He has served on our board of directors since August 1999. He also serves on the board of directors for Morningstar Japan. He holds a bachelor's degree from the University of Texas and a master's degree from The University of Chicago.

Richard Robbins

Richard Robbins has been our general counsel and corporate secretary since August 2005. He is responsible for directing Morningstar's legal department and managing our relationships with outside counsel. From May 1999 until he joined Morningstar, he was a partner at Sidley Austin Brown & Wood LLP (now Sidley Austin LLP), which he joined as an associate in August 1991. He holds bachelor's and master's degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

David W. Williams

David W. Williams has been one of our managing directors since 2000. He is in charge of design and its application to brand identity, products, marketing communications, and the workplace. He joined us in 1993 and has been instrumental in establishing design as one of our recognized core capabilities. He holds a bachelor's degree in industrial design from The Ohio State University and a master's degree in fine arts from the Yale University School of Art.

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

Three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

In addition, because these three subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, they have obligations to act in the best interest of their clients. They also have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

Our subsidiaries outside the United States that have investment advisory operations are subject to similar requirements.

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we provided investment advisory and management services on more than $180.8 billion in assets as of December 31, 2011, we could face substantial liabilities if we breach our fiduciary duties.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

We believe ongoing economic weakness continues to cause uncertainty and pressure on consumer discretionary spending. The financial crisis of 2008 and 2009, as well as more recent financial and economic uncertainty, has led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Some institutional clients also implemented additional review processes for new contracts or began to provide certain services, particularly investment advisory services, in-house rather than hiring external service providers. Some institutional clients have also reduced the scope of their operations. For example, several large insurers withdrew from the variable annuity market during 2011, while others curtailed their new sales efforts. This has had a negative effect on the services we provide to institutional clients that offer variable annuities.

In 2010 and 2011, rising government debt levels around the world as well as downgrades in sovereign debt issues for some European countries led to market fears about a potential crisis in global sovereign debt. Some European countries have been unable to successfully refinance their debts, leading European finance officials to take measures during 2010 and 2011 to stabilize financial conditions across Europe.

Although sovereign debt problems have been most severe in countries such as Greece, Ireland, and Portugal, concerns have also grown about the stability of Europe as a whole and the future of the euro currency. In 2011, approximately 16.3% of our consolidated revenue was from Europe, including 7.8% in Continental Europe and 8.5% in the United Kingdom. Our European operations are also subject to currency risk related to the euro, which accounted for approximately 6.1% of our consolidated revenue in 2011 and approximately 9.2% of our cash and cash equivalents balance as of December 31, 2011. We don't engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if the euro declines relative to the U.S. dollar.

In addition, If financial markets around the world experience negative performance and volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer. Our business results may also be impacted by negative trends in Internet advertising sales. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, that are beyond our control.

Changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are a growing part of our overall business. Our acquisitions of Ibbotson Associates in 2006 and Intech Pty Ltd (now known as Ibbotson Associates Australia) in 2009 substantially increased our business in this area. We also expanded our investment advisory operations with our 2010 acquisitions of Old Broad Street Research Ltd. in the United Kingdom and Seeds Group in France. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, our investment management business is conducted through a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations may be subject to additional regulations in markets outside the United States.

Over the past several years, we have also made significant investments in our credit rating business. We began publishing credit ratings and associated research on corporate debt issuers in 2009. Although our corporate credit rating business is not currently regulated as a Nationally Recognized Statistical Rating Organization (NRSRO), credit rating and research providers have been under increasing regulatory scrutiny. We cannot predict the future impact of potential future regulatory changes on our corporate credit rating business.

We also expanded our credit rating business operations with our May 2010 acquisition of Realpoint (now known as Morningstar Credit Ratings, LLC), an NRSRO that specializes in structured finance. As an NRSRO, Morningstar Credit Ratings is subject to the requirements and regulations under the Exchange Act. Such requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest. As of result of its NRSRO registration, Morningstar Credit Ratings is subject to annual examinations by the SEC.

It is difficult to predict the future effect of the broad and expanding legislative and regulatory requirements affecting our business. The laws, rules, and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory services in the future, which could materially adversely affect our business, operating results, or financial condition.

Our revenue from asset-based fees may be adversely affected by market declines as well as the effect of cash outflows from portfolios that we help manage.

In 2011, revenue from asset-based fees made up approximately 13% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect our fee-based revenue to show a corresponding decline.

We could face liability related to our storage of personal information about our users.

Customers routinely input personal investment and financial information, including portfolio holdings and credit card information, on our websites. We also handle an increasing volume of personally sensitive information through our Portfolio Management Service, Enterprise Data Management, managed retirement accounts, and other areas of our business. We could be subject to liability if we were to inappropriately disclose any user's personal information or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, portfolio holdings, or credit card information.

An outage of our database and network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other office equipment, much of which is geographically concentrated in our Chicago headquarters or elsewhere in the Chicago area. We also have extensive information systems outside the United States. Our mission-critical databases and networks are increasingly complex and interdependent. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures or disruptions, computer viruses, and other events beyond our control. Our database and network facilities may also be vulnerable to external attacks that misappropriate our data, corrupt our databases, or limit access to our information systems.

We maintain off-site back-up facilities for our database and network equipment, but these facilities could be subject to the same interruptions that may affect our headquarters. We may not be able to fully recover data or information lost during a database or network facility outage. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

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

Failing to differentiate our products and continuously create innovative, proprietary research tools may harm our competitive position and business results.

We attribute much of our company's success over the past 28 years to our ability to develop innovative, proprietary research tools, such as the Morningstar Rating, Morningstar Style Box, Ownership Zone, and Portfolio X-Ray. We believe these proprietary tools continue to provide us with a competitive advantage, but if tools similar to them become more broadly available through other channels, our competitive position and business results may suffer. Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools that gain a wide following. Because of lower technology costs and the growth of open software platforms, we believe the barriers to entry for new competitors have declined, making it easier for new players to enter the market. Smaller companies may also be able to introduce new research tools that gain a wide following. We cannot guarantee that we will continue to successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

Failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy may negatively affect our competitive position and business results.

We believe the technology landscape has been changing at an accelerating rate over the past several years. Changes in technology are fundamentally impacting the ways investors access data and content. Examples include the shift from local network to computing to cloud-based systems, the proliferation of wireless mobile devices, and rapid acceleration in the use of social media platforms. While some of these changes may offer business opportunities for Morningstar, we cannot guarantee that we will successfully adapt our product offerings to meet the rapidly changing technology landscape. We believe our history of rapid technological innovation and expertise in technology have historically given us a competitive advantage. As mentioned above, though, we believe that lower technology costs and growth in open software platforms have lowered barriers to entry for new competitors. Our competitive position and business results may suffer if we fail to develop new technologies to meet client demands, or if we adopt a technology strategy that doesn't align with changes in the market.

Increases in our cost structure related to hiring, benefit costs, salary levels, bonus expense, and other factors may reduce growth in operating income and prevent our operating margin from reaching higher levels.

We have made significant investments in our employee base in recent years. Our total number of employees has increased to 3,465 as of December 31, 2011—more than double the total as of five years ago. We have also made adjustments to some employee salaries to remain competitive, and benefit costs have also increased. As a result, total compensation-related expense increased to 44.2% of revenue in 2011, up from 42.6% of revenue in 2010. In addition to higher compensation-related expense, we have also had additional operating expense from acquired operations, including amortization of intangible assets. At the same time, some of the higher-margin projects we previously benefited from have not recurred. For example, the period covered by the Global Analyst Research Settlement ended in July 2009, and two of our larger consulting clients elected not to renew when their contract periods expired in 2008 and 2009. As a result, our operating margin declined to 21.9% for the year ending December 31, 2011, down from a peak of 27.6% in 2008. We cannot predict whether our operating margin will be able to reach similar levels in the future.

Competition could reduce our share of the investment research market and hurt our financial performance.

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Bloomberg; Standard & Poor's, a division of The McGraw-Hill Companies; Thomson Reuters; and Yahoo!. We compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Business Segments, Products, and Services section in Item 1-Business.

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

Our results could suffer if the mutual fund industry continues to experience slower growth, or if actively managed equity funds continue to attract less investor attention.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 30 years, but suffered along with the market downturn in 2008 and early 2009. Global mutual fund assets declined to about $23.1 trillion as of September 30, 2011, down from a peak of $26.1 trillion in 2007. The worldwide fund industry continued to suffer from general uncertainty and volatility in the capital markets. Preliminary figures for December indicate that long-term mutual funds suffered approximately $160 billion in outflows in 2011.

Despite positive returns for stocks overall during 2011, equity-focused funds have continued to experience net cash outflows, suggesting that investors remain cautious about equity-related assets. While fixed-income funds had approximately $70 billion in net inflows during 2011, equity funds had net outflows of about $225 billion. A significant portion of our fund research has historically focused on equity-related funds. In addition, Morningstar is best known for our data and analyst research on actively managed equity funds. Over the past several years, passively managed index funds have seen strong investor interest. This trend continued in 2011, as passively managed vehicles had nearly $200 billion in net inflows, compared with $7 billion of net outflows for active products (both mutual funds and ETFs). This increased the market share of passively managed products by 2% to 25%, suggesting less demand for research on active managers.

Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could reduce investor interest and investment activity in this area. A slower growth rate or downturn in mutual fund assets—or a continued lessening of investor interest in actively managed equity funds—could decrease demand for our products.

Our operations outside of the United States are expanding and involve additional challenges that we may not be able to meet.

Our operations outside of the United States have expanded to $184.9 million in revenue in 2011 from $157.1 million million in 2010. Several of our recent acquisitions have added to our business operations in Europe, Australia, and other areas outside the United States, and we recently established a business presence in Latin America. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

As our non-U.S. revenue increases as a percentage of consolidated revenue, fluctuations in foreign currencies present a greater potential risk. We don't engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies decline relative to the U.S. dollar, although the impact on operating income may be offset by an opposing currency impact on locally based operating expense. In addition, because we use the local currency of our subsidiaries as the functional currency, our financial results are affected by the translation of foreign currencies into U.S. dollars.

The increasing concentration of data and development work carried out at our offshore facilities may have a negative impact on our business operations, products, and services.

We now have approximately 900 employees working in our data and technology development center in Shenzhen, China, or about one-fourth of our total workforce. Over the past several years, we have moved a significant percentage of our data collection and development operations to this location. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide, particularly because of our increasing reliance on this facility.

We have approximately 315 employees who work at our data collection facilities in Mumbai and New Delhi, India, which may also be subject to regulatory and political risk (including potential terrorist acts). Like the Shenzhen operation, these facilities also involve operational risks for our network infrastructure.

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

We held a total of $470.2 million in cash, cash equivalents, and investments as of December 31, 2011. Because of generally low prevailing interest rates on high-quality fixed-income securities, the rate of return we can generate with our cash and investment balance is relatively low. We have used portions of our cash and investment balance to finance acquisitions over the past several years. We cannot guarantee that we will be able to find suitable acquisition opportunities in the future. We may also fail to generate enough revenue or profits from an acquisition to earn a return on the associated purchase price.

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

Failure to protect our intellectual property rights could harm our brand and ability to compete effectively.

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

As of December 31, 2011, Joe Mansueto, our chairman and chief executive officer, owned approximately 50% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving us; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or result in actions that may be opposed by other shareholders.

Fluctuations in our operating results may negatively affect our stock price.

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

The future sale of shares of our common stock may negatively affect our stock price.

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

In the past, we've granted options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2011, our employees and non-employee directors held options to acquire 1,217,411 shares of common stock, 1,125,210 of which were exercisable at a weighted average price of approximately $18.84 per share. As of December 31, 2011, there were 761,119 restricted stock units outstanding, which have an average remaining vesting period of 32 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

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

In addition, our board of directors has authorized a share repurchase program allowing for the repurchase of up to $300 million of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that management deems appropriate. Changes in the amount of repurchase activity from period to period may also cause volatility in our cash flows.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2011, we leased approximately 302,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 321,000 square feet of office space in 24 other countries around the world, including 141,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

Life's Good S.T.A.B.L. Hedge Fund

In September 2011, three individual investors in Life's Good S.T.A.B.L. Mortgage hedge fund (LG), Marta Klass, Gregory Martin, and Richard Roellig, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against LG, its principal Robert Stinson, and several other parties, including Morningstar, Inc. (the Klass Matter). The claims against Morningstar relate to a 5-star rating LG obtained from Morningstar. Hedge fund managers self-report their performance data to Morningstar.

More than a year before the Klass Matter, in June 2010, the SEC filed suit against LG and other entities claiming they were part of a Ponzi scheme operated by Stinson. As a result, LG and the other entities were placed in court-appointed receivership. Morningstar was not part of the SEC suit or receivership. Since that time, the Receiver, as part of his duties, has been investigating whether to assert claims against third parties. Morningstar is aware of 13 lawsuits filed by the Receiver seeking to recover money for the fund. As part of that investigation, Morningstar has been responding to discovery requests and has had discussions with the Receiver. The Receiver has not filed a case against Morningstar, and Morningstar does not know whether a case will be filed.
The separate Klass Matter was filed in September 2011 against LG, Stinson, and several other parties, including Morningstar, in which plaintiffs claim that Morningstar committed fraud and aided and abetted the other defendants' breach of fiduciary duty through the 5-star rating LG obtained from Morningstar. The plaintiffs seek unspecified damages.
Morningstar filed a motion to dismiss the complaint. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the action. Morningstar believes the allegations against it have no legal or factual basis and plans to re-file its motion to dismiss the case once the stay is lifted. While Morningstar is vigorously contesting the claims asserted, we cannot predict the outcome of the proceeding.
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

We have not provided an estimate of loss or range of loss in connection with the matters described above because no such estimate can reasonably be made.

Other Matters

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MORN”.

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

		2011		2010
	High	Low	High	Low
First Quarter	$60.46	$51.85	$50.14	$43.01
Second Quarter	60.95	56.30	50.91	42.42
Third Quarter	64.00	51.11	46.79	39.61
Fourth Quarter	61.59	54.01	54.09	44.38

As of February 17, 2012, the last reported price on the Nasdaq Global Select Market for our common stock was $61.61 per share, and there were approximately 1,527 shareholders of record of our common stock.

In September 2010, our board of directors approved a regular quarterly dividend of 5 cents per share. The first quarterly dividend was paid on January 14, 2011 to shareholders of record on December 31, 2010. We paid a dividend during each quarter of 2011. On December 9, 2011, our board of directors declared a quarterly dividend of 10 cents per share, payable on January 31, 2012 to shareholders of record as of January 13, 2012. As of December 31, 2011, we recorded a liability for dividends payable of $5,009,000.

The following table shows the dividends declared and paid for the periods indicated:

		2011		2010
	Dividends declared	Dividends paid	Dividends declared	Dividends paid
First Quarter	$0.05	$0.05	$—	$—
Second Quarter	0.05	0.05	—	—
Third Quarter	0.05	0.05	0.05	—
Fourth Quarter	0.10	0.05	—	—

Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors deemed relevant by the board of directors. Future indebtedness and loan facilities could also prohibit or restrict our ability to pay dividends and make distributions to our shareholders.

See Note 10 in our Notes to our Consolidated Financial Statements for a description of our equity compensation plans.

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made through September 30, 2011 and during the three months ended December 31, 2011:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through September 30, 2011	646,682	$55.45	646,682	$64,127,465
October 1, 2011 – October 31, 2011	101,462	56.18	101,462	$58,424,903
November 1, 2011 – November 30, 2011	44,382	57.36	44,382	$55,878,438
December 1, 2011 – December 31, 2011	5,811	57.60	5,811	$255,543,619
Total	798,337	$55.67	798,337

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorizes the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved an increase to this program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 6, 2012:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 6, 2012	Projected Beneficial Ownership (1)
Scott Cooley Chief Financial Officer	3/22/2011	5/31/2012	10,000	Shares to be sold under the plan if the stock reaches a specified price	—	41,053
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	40,993	101,572	(2)
Liz Kirscher President, Data Division	11/23/2009	2/28/2012	63,750	Shares to be sold under the plan if the stock reaches specified prices	24,000	75,677
Cathy Odelbo President, Equity & Credit Research	8/13/2008	12/31/2012	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	92,462
Richard Robbins General Counsel & Corporate Secretary	8/29/2011	6/30/2012	5,000	Shares to be sold under the plan if the stock reaches specified prices	3,000	18,519
David Williams Managing Director, Design	9/10/2008	12/31/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	5,000	81,419

During the fourth quarter, Steve Kaplan's and David Williams' previously disclosed Rule 10b5-1 sales plans expired in accordance with their terms. During the first quarter of 2012, Cheryl Francis' and Don Phillips' previously disclosed Rule 10b5-1 plans expired in accordance with their terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2011, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2012 and restricted stock units that will vest by March 1, 2012. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2011. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2011, 2010, and 2009 and Consolidated Balance Sheet Data as of December 31, 2011 and 2010 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2008 and 2007 and Consolidated Balance Sheet Data as of December 31, 2009, 2008, and 2007 were derived from our audited Consolidated Financial Statements, as restated, that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data
(in thousands except per share amounts)	2007	2008	2009	2010	2011

Revenue	$435,107	$502,457	$478,996	$555,351	$631,400
Operating expense	318,086	363,581	354,323	434,292	492,985
Operating income	117,021	138,876	124,673	121,059	138,415
Non-operating income, net	6,229	4,252	2,934	6,732	1,709
Income before income taxes and equity in net income of unconsolidated entities	123,250	143,128	127,607	127,791	140,124
Income tax expense	51,610	54,423	46,775	42,756	43,658
Equity in net income of unconsolidated entities	1,694	1,321	1,165	1,422	1,848
Consolidated net income	73,334	90,026	81,997	86,457	98,314
Net (income) loss attributable to noncontrolling interests	—	(397)	132	(87)	43
Net income attributable to Morningstar, Inc.	$73,334	$89,629	$82,129	$86,370	$98,357

Net income per share attributable to Morningstar, Inc.:
Basic	$1.70	$1.94	$1.71	$1.75	$1.96
Diluted	$1.52	$1.82	$1.65	$1.70	$1.92

Dividends per common share:
Dividends declared per common share	$—	$—	$—	$0.05	$0.25
Dividends paid per common share	$—	$—	$—	$—	$0.20

Weighted average common shares outstanding:
Basic	43,216	46,139	48,112	49,249	50,032
Diluted	48,165	49,213	49,793	50,555	50,988

Other Consolidated Financial Data ($000)	2007	2008	2009	2010	2011
Consolidated revenue	$435,107	$502,457	$478,996	$555,351	$631,400
Revenue from acquisitions	(44,226)	(27,125)	(29,590)	(47,850)	(15,326)
Unfavorable (favorable) impact of foreign currency translations	(3,808)	(1,850)	8,987	(4,362)	(10,116)

Revenue excluding acquisitions and impact of foreign currency translations (organic revenue) (1)	$387,073	$473,482	$458,393	$503,139	$605,958

Stock-based compensation expense (2):
Restricted stock units	$4,503	$7,571	$10,591	$12,545	$12,765
Restricted stock	—	—	—	1,248	2,196
Stock options	6,475	3,710	1,002	—	342
Total stock-based compensation expense	$10,978	$11,281	$11,593	$13,793	$15,303

Cash used for investing activities (3)	$(102,838)	$(179,124)	$(174,675)	$(87,949)	$(110,767)
Cash provided by (used for) financing activities (4)	$53,796	$50,737	$25,320	$12,525	$(32,596)

Cash provided by operating activities	$111,037	$149,339	$101,256	$123,416	$164,976
Capital expenditures	(11,346)	(48,519)	(12,372)	(14,771)	(23,322)
Free cash flow (5)	$99,691	$100,820	$88,884	$108,645	$141,654

Consolidated Balance Sheet Data
As of December 31 ($000)	2007	2008	2009	2010	2011

Cash, cash equivalents, and investments	$258,588	$297,577	$342,553	$365,416	$470,192
Working capital	149,490	179,819	236,595	254,556	341,400
Total assets	643,652	803,940	919,083	1,086,302	1,172,084
Deferred revenue (6)	129,302	130,270	127,114	146,267	155,494
Long-term liabilities	23,166	39,778	45,792	52,153	44,435
Total equity	402,415	530,245	665,789	781,425	857,016

(1) Consolidated revenue excluding acquisitions and the impact of foreign currency translations (organic revenue) is considered a non-GAAP financial measure under the regulations of the Securities and Exchange Commission (SEC). We present this measure because we believe it makes it easier for investors to compare our results in different periods.The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under U.S. generally accepted accounting principles (GAAP).

(2) We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units, restricted stock, and stock options.

We began granting restricted stock units in May 2006 and have made additional grants each year since then. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Realpoint. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. The expense in 2011 includes $0.4 million for accelerated vesting of a portion of these restricted stock grants.

We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Income. Refer to Note 10 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(3) Cash used for investing activities consists primarily of cash used for acquisitions; purchases of investments, net of proceeds from the sale of investments; and capital expenditures. The level of investing activities can vary from period to period depending on the level of activity in these three categories. Refer to Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for more information concerning cash used for investing activities.

(4) Cash provided by (used for) financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits. These cash inflows are offset by cash used to repurchase outstanding common stock through our share repurchase program which we began in the fourth quarter of 2010 and dividend payments. Refer to Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

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

A more complete description of these risks and uncertainties can be found in Item 1A - Risk Factors of this Annual Report on Form 10-K. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expected. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Over our 28-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our five key growth strategies, which are:

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

Fixed Investments:
Databases
MF
Mutual Funds
ST
Stocks
CE
Closed-End Funds
VA
Variable Annuities
ETF
Exchange-Traded Funds
SA
Separate Accounts
HF
Hedge Funds
529
529 Plan Portfolios
PL
Pension & Life
I
Identifiers
D
Documents
P
People
RT
Real-Time Data
EC
Energy & Commodity Data
Core Skills
Research
Technology
Design
Leveraged by:
Media
Print
Software
Internet
Mobile
Audience
Individuals
Advisors
Institutions
Geography
Canada
United States
Brazil
Chile
Mexico
Denmark
France
Germany
Holland
Italy
Luxembourg
Norway
South Africa
Spain
Sweden*
Switzerland
United Kingdom
China
India
Japan
Korea
Singapore
Taiwan
Thailand
United Arab Emirates
Australia
New Zealand
*country where we hold minority ownership positions

Key Business Characteristics

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our offerings, such as newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. Several of our other products are sold through license agreements, including Morningstar Advisor Workstation, Morningstar Equity Research, Morningstar Direct, Retirement Solutions, Licensed Data and some of our structured credit research and ratings offerings. Our license agreements typically range from one to three years.

For some of our other institutional services, mainly Investment Consulting, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under advisement. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 13% of our consolidated revenue in 2011.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. The businesses we acquired over the past several years have similar business models, and as a result, we acquired their deferred revenue. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $155.5 million as of December 31, 2011 and $146.3 million as of December 31, 2010. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary databases and content. We strive to leverage these costs by selling a wide variety of products and services to multiple investor segments, through multiple media, and in many geographical markets. In general, our businesses have high fixed costs, and we expect our revenue to increase or decrease more quickly than our expenses. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as a significant portion of our products and services focus on Internet-based platforms and assets under management. At times, we will make investments in building our databases and content that will hurt our short-term operating results. During other periods, our profitability may improve because we're able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, the operating leverage in our business may reduce our profitability.

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

• General and administrative. This category consists mainly of compensation expense for each segment's management team, as well as human resources, finance, and support employees for each segment. The category also includes compensation expense for senior management and other corporate costs, including corporate systems, finance and accounting, legal, and facilities expense.

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

International Operations

We have majority-owned operations in 25 countries outside of the United States and include these in our consolidated financial statements. We account for our minority-owned investments in Japan and Sweden using the equity method.

How We Evaluate Our Business

When our analysts evaluate a stock, they focus on assessing the company's estimated intrinsic value-the value of the company's future cash flows, discounted to their worth in today's dollars. Our approach to evaluating our own business works the same way.

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

To evaluate how successful we've been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter's actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2012.

The Year 2011 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Global markets posted disappointing returns in 2011 as investors wrestled with uncertainty stemming from the European debt crisis, lackluster economic recovery, and monetary tightening in key emerging markets like China. Markets were characterized by sharp volatility, and investors gravitated towards safer asset classes, such as long-term Treasuries, high-quality dividend stocks, and gold. Following strong market gains in 2010, the U.S. market finished 2011 with only a slight positive return. Morningstar's U.S. Market Index, a broad market benchmark, ended the year up only 1.6%. However, the Developed Ex-U.S. Index and the Emerging Markets Index fared much worse--losing 11.4% and 17.9% in 2011.

Total U.S. mutual fund assets declined to $11.6 trillion as of December 31, 2011, compared with $11.8 trillion as of December 31, 2010, based on data from the Investment Company Institute (ICI). Although aggregate cash flows to mutual funds were slightly positive for the year, investors continued to heavily favor fixed-income funds rather than equity funds. U.S. stock funds suffered about $85 billion in net outflows during 2011, based on Morningstar's analysis of fund flow trends, while fixed-income funds had more than $100 billion in net inflows. Global mutual fund assets showed a similar trend, with total assets increasing but asset flows favoring fixed-income funds.

Investors have also continued to favor passively managed index funds rather than actively managed portfolios. This trend continued in 2011, as passively managed vehicles had nearly $200 billion in net inflows, compared with $5 billion of net inflows for active products (both mutual funds and ETFs).

The number of mutual funds in the United States was essentially unchanged (excluding multiple share classes), with about 7,600 funds in both 2011 and 2010 based on data from the ICI. The number of global mutual funds increased to about 72,000 as of September 30, 2011, compared with 69,000 as of September 30, 2010, based on ICI data.

We estimate that single-strategy hedge funds included in Morningstar's database had about $16 billion in net inflows for the year to date through November 30, 2011, up from $3 billion in net inflows through November 30, 2010.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2011 with more than $1 trillion in assets under management based on data from the ICI, up from about $990 billion at the end of 2010.

Based on data from ComScore, aggregate page views to financial and investment sites in 2011 declined by about 9% in 2011 compared with 2010, while the number of pages viewed per visit and time spent per visit were each down roughly 15%. The number of unique visitors, meanwhile, was down about 1%. We believe these trends reflect individual investors' continuing lower level of interest in financial- and investment-related content in the wake of the market downturn. Metrics such as pages viewed per visit and unique visitors showed similar trends for Morningstar.com, and pages per visit and time spent per visit showed larger declines.

Despite these trends, we believe online advertising spending by financial services companies was generally healthy for most of 2011. Magna Global, a division of Interpublic Group, estimates that global online advertising revenue rose about 17% across all industries in 2011, following a 7% increase in 2010.

In the wake of the financial crisis of 2008 and 2009, regulators have continued to implement new rules for financial services companies globally. Many of these relate to financial advisor compensation, fees and expenses, investor disclosure, and the use of hedge funds and alternative investments. In the United Kingdom, for example, the Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and an emphasis on "whole of market" investment solutions, is scheduled to come into effect in January 2013. Advisors will be required to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias. We believe this requirement may increase the business need for investment information on multiple investment types, which we offer through products such as Morningstar Direct and Morningstar Advisor Workstation.

In the European Union, Undertakings for Collective Investments in Transferable Securities (UCITS) is a set of EU Directives designed to enable funds to operate across the EU based upon authorization from one state regulator. UCITS IV, which came into effect in July 2011, included requirements for a new Key Investor Information Document (KIID), an easy-to-read annual factsheet that replaces the Simplified Prospectus. Every UCITS fund that is promoted to retail investors is now required to produce a KIID and issue an updated copy each year. We believe our data and production capabilities will allow us to help fund companies produce and distribute these documents.

In Australia, the government is implementing a series of Future of Financial Advice reforms scheduled to go into effect starting in July 2012. Many of these related to fiduciary standards and compensation structures for financial advisors.

In the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) into law in July 2010. Dodd-Frank creates a number of new regulatory, supervisory, and advisory bodies and touches on the regulation of virtually every aspect of U.S. financial markets and activities. Dodd-Frank also left numerous matters to be addressed through rulemaking and other regulatory action, giving the regulators significant discretion in many areas. As a result, the final shape and effect of the legislation are continuing to emerge.

Dodd-Frank included a number of corporate governance and disclosure requirements that apply to publicly traded companies generally. It also included changes to the regulatory framework for credit rating agencies granting the SEC more oversight over Nationally Recognized Statistical Rating Organizations (NRSROs), including our Morningstar Credit Ratings (formerly Realpoint) subsidiary.

While we believe Dodd-Frank and related regulations will not have a significant effect on Morningstar (other than Morningstar Credit Ratings), we continue to monitor the potential impact on our clients.

Consolidated Results

Key Metrics ($000)	2011	2010	2009	2011 Change		2010 Change
Revenue	$631,400	$555,351	478,996	13.7%		15.9%
Operating income	$138,415	$121,059	124,673	14.3%		(2.9)%
Operating margin	21.9%	21.8%	26.0%	0.1	pp	(4.2)	pp

Cash used for investing activities	$(110,767)	$(87,949)	(174,675)	25.9%		(49.6)%
Cash provided by (used for) financing activities	$(32,596)	$12,525	25,320	NMF		(50.5)%

Cash provided by operating activities	$164,976	$123,416	101,256	33.7%		21.9%
Capital expenditures	(23,322)	(14,771)	(12,372)	57.9%		19.4%
Free cash flow	$141,654	$108,645	$88,884	30.4%		22.2%

____________________________________________________________________________________________
pp — percentage points
NMF — Not meaningful

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion on page 48 for more detail.

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions and the impact of foreign currency translations, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it in organic revenue.

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

Consolidated Revenue

In 2011, our consolidated revenue increased 13.7% to $631.4 million. We had $15.3 million in incremental revenue during 2011 from acquisitions completed in 2010, mainly reflecting incremental revenue from Morningstar Credit Ratings (formerly Realpoint LLC) and, to a lesser extent, from the annuity intelligence business of Advanced Sales and Marketing Corporation (ASMC) and Old Broad Street Research Ltd. (OBSR). Acquisitions contributed about 2.8 percentage points to our consolidated revenue growth. Currency movements also had a positive effect, contributing approximately 1.8 percentage points to revenue growth. The Australian dollar, and to a lesser extent, the British pound, the euro, and the Canadian dollar, were the primary contributors to the currency benefit.

Excluding acquisitions and the impact of foreign currency translations, our consolidated revenue increased by $50.6 million, or 9.1%, in 2011, with increases across all major product lines. Leading the growth were Morningstar Direct, our institutional research platform, and Investment Consulting, followed by Morningstar Integrated Web Tools, Licensed Data, and Advisor Workstation. Internet advertising from Morningstar.com, Retirement Solutions, and Structured Credit Ratings also contributed to the organic revenue increase, although to a lesser extent. On February 17, 2012, a large Investment Consulting client notified us that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in revenue from our work on these portfolios in 2011, which represented 2% of our consolidated revenue.

In 2010, our consolidated revenue increased 15.9% to $555.4 million. We had $47.9 million in incremental revenue from acquisitions during the year, mainly reflecting additional revenue from Logical Information Machines (LIM), Structured Credit Ratings, OBSR, and Intech Pty Limited (Intech). Acquisitions contributed about 10 percentage points to our consolidated revenue growth.

While organic revenue and acquisitions had the most significant impact on revenue in 2010, we also enjoyed a benefit of about $4.4 million from foreign currency translations, primarily in the first half of the year. The Australian dollar and the Canadian dollar were the primary contributors to the currency benefit, partially offset by the euro and, to a lesser extent, the British pound. In contrast, currency translations reduced revenue by nearly $9.0 million in 2009.

Excluding acquisitions and the impact of foreign currency translations, consolidated revenue increased by about $24.1 million, or 5.0% in 2010. Higher revenue from Morningstar.com advertising sales, Morningstar Direct, and Licensed Data were the main drivers behind the revenue increase. These positive factors–as well as smaller contributions from advisor software and our Investment Management products–helped offset the loss of revenue associated with the Global Analyst Research Settlement (GARS), which ended in July 2009. We had equity research revenue of $12.5 million related to GARS in 2009 that did not recur in 2010.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

2011 vs. 2010 ($000)	2011	2010	Change
Consolidated revenue	$631,400	$555,351	13.7%
Less: acquisitions	(15,326)	—	NMF
Favorable impact of foreign currency translations	(10,116)	—	NMF
Organic revenue	$605,958	$555,351	9.1%

2010 vs. 2009 ($000)	2010	2009	Change
Consolidated revenue	$555,351	$478,996	15.9%
Less: acquisitions	(47,850)	—	NMF
Favorable impact of foreign currency translations	(4,362)	—	NMF
Organic revenue	$503,139	$478,996	5.0%

2009 vs. 2008 ($000)	2009	2008	Change
Consolidated revenue	$478,996	$502,457	(4.7)%
Less: acquisitions	(29,590)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
Organic revenue	$458,393	$502,457	(8.8)%

International Revenue

Revenue from international operations increased as a percentage of total revenue in 2011 and 2010. Our non-U.S. revenue increased to 29.3% of consolidated revenue in 2011, compared with 28.3% in 2010 and 27.0% in 2009. Several of our 2010 and 2009 acquisitions have operations outside the United States. The majority of our international revenue is from Europe, Australia, and Canada. Acquisitions contributed $5.6 million to international revenue in 2011 and $17.0 million in 2010.

Foreign currency translations also had a positive effect on international revenue. Foreign currency translations increased revenue by $10.1 million in 2011 and $4.4 million in 2010. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 7.7% in 2011 and 5.2% in 2010, reflecting stronger product sales in Europe.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

($000)	2011	2010	Change
International revenue	$184,930	$157,136	17.7%
Less: acquisitions	(5,561)	—	NMF
Favorable impact of foreign currency translations	(10,116)	—	NMF
International organic revenue	$169,253	$157,136	7.7%

($000)	2010	2009	Change
International revenue	$157,136	$129,160	21.7%
Less: acquisitions	(16,953)	—	NMF
Favorable impact of foreign currency translations	(4,362)	—	NMF
International organic revenue	$135,821	$129,160	5.2%

($000)	2009	2008	Change
International revenue	$129,160	$121,436	6.4%
Less: acquisitions	(23,371)	—	NMF
Unfavorable impact of foreign currency translations	8,987	—	NMF
International organic revenue	$114,776	$121,436	(5.5)%

Largest Products Based on Revenue

Our five largest products based on revenue--Licensed Data, Investment Consulting, Morningstar Advisor Workstation, Morningstar.com, and Morningstar Direct--made up about 59% of consolidated revenue in 2011. While the percentage of revenue made up by our top five products has remained relatively consistent over the past three years, the relative size of products within the top five has changed each year. Licensed Data has been our largest product for the last three years.

Beginning in 2011, as a part of the new Investment Management organization structure, we reviewed the revenue classification between our Investment Consulting and Retirement Solutions products. We reclassified the prior-year information for consistency with the current-year presentation. This reclassification changed the order of Advisor Workstation and Investment Consulting in our top five products in 2010, but did not have any effect on the order of our top five products in 2009.

Top Five Products (Segment) 2011	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$106,732	16.9%
Investment Consulting (Investment Management)	78,574	12.4%
Advisor Workstation (Investment Information)	77,459	12.3%
Morningstar.com (Investment Information)	54,169	8.6%
Morningstar Direct (Investment Information)	52,481	8.3%

Top Five Products (Segment) 2010	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$98,186	17.7%
Advisor Workstation (Investment Information)	69,321	12.5%
Investment Consulting (Investment Management)	66,264	11.9%
Morningstar.com (Investment Information)	49,673	8.9%
Morningstar Direct (Investment Information)	38,069	6.9%

Top Five Products (Segment) 2009	Revenue ($000)	% of Consolidated Revenue
Licensed Data (Investment Information)	$91,524	19.1%
Advisor Workstation (Investment Information)	65,673	13.7%
Investment Consulting (Investment Management)	56,344	11.8%
Morningstar.com (Investment Information)	39,454	8.2%
Principia (Investment Information)	29,968	6.3%

Retention and Renewal Rates

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we've been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past five years:

Retention and Renewal Rates

95–100%
90–95%
80–85%
90–95%
90–95%
2007
2008
2009
2010
2011
Renewal
(contract-based products)
65–70%
60–65%
55–60%
65–70%
65–70%
2007
2008
2009
2010
2011
Retention
(subscription-based products)

For contract-based products and services (such as Licensed Data, Investment Consulting, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average renewal rate was between 90% and 95%, within the same range as 2010. While aggregate renewal rates were broadly similar for both years, renewal rates for some larger products, including Licensed Data and Morningstar Advisor Workstation, were slightly lower compared with the previous year. These declines were offset by slightly higher renewal rates for institutional software, Investment Consulting, and Retirement Solutions. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2011, we estimate that our retention rate for subscription-based products, such as Principia, Morningstar.com Premium Membership service, and print and online newsletters, was on the higher end of the range between 65% and 70%, consistent with 2010.

Consolidated Operating Expense

($000)	2011		2010		2009
Operating expense	$492,985		$434,292		354,323
% change	13.5%		22.6%		(2.5)%

% of revenue	78.1%		78.2%		74.0%
Change	(0.1)	pp	4.2	pp	1.6	pp

2011 vs. 2010

In 2011, our consolidated operating expense increased $58.7 million or 13.5%. We completed seven acquisitions in 2010. Because of the timing of these acquisitions, our results include operating expense that did not exist in 2010. Incremental operating expense from acquired businesses represented approximately $13.4 million, or 23%, of the increase.

Higher salary expense represented approximately 55%, or $32.0 million, of the total operating expense increase in 2011, reflecting additional headcount from hiring in 2011 and the full-year salary impact of 2010 new hires, and, to a lesser extent, additional headcount from acquisitions completed in 2010. Salary adjustments that were effective in July 2011 also contributed to the increase in salary expense. We review employee salaries annually and generally implement salary adjustments in the third quarter. We had approximately 3,465 employees worldwide as of December 31, 2011, compared with 3,225 as of December 31, 2010 and 2,605 as of December 31, 2009. About half of the increase in headcount in 2011 reflects continued hiring for our development centers in China and India, with most of the remainder in the United States. The headcount growth includes about 30 employees hired in July 2011 in Chicago as part of the Morningstar Development Program, a two-year rotational training program for entry-level college graduates.

Incentive compensation and employee benefit costs represented approximately 24%, or $14.1 million, of the overall operating expense increase. The increase in incentive compensation included higher bonus expense and an increase in sales commissions. Bonus expense increased $5.7 million. The increase in bonus expense was partially offset because bonuses paid in the first quarter were $0.4 million lower than the amount accrued in 2010. Although the net difference was $0.4 million, there were some greater differences by cost category, which we describe below. Sales commission expense was up $2.8 million, primarily in the United States and Europe. In 2011, we reinstated some of the benefits we temporarily suspended in previous years. This included increasing the matching contributions to our 401(k) plan in the United States, representing $2.3 million of additional expense.

Higher production expense, travel, and rent expense also contributed to the increase in operating expense, although to a lesser extent than the compensation-related items discussed above. Higher data purchases for our operations in the U.S. and Europe contributed to the $4.2 million growth in production expense. The $1.5 million increase in rent expense primarily reflects higher rent for our new office space in Shenzhen, China, and, to a lesser extent, for our office space in Chicago. Our 2010 results included an expense of $1.0 million to increase liabilities for vacant office space. This expense did not recur in 2011, partially offsetting the higher rent expense in 2011.

Intangible amortization expense increased $2.4 million. The increase primarily reflects amortization expense from 2010 acquisitions, and to a lesser extent, the accelerated amortization of certain trade names and the impairment of one trade name. The increase was partially offset by the runoff of amortization expense for certain intangible assets from some of our earlier acquisitions that are now fully amortized.

Our 2011 results includes $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. Operating expense in 2010 included $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates. This expense did not recur in 2011.

We capitalized $5.3 million of operating expense in 2011, primarily for software development within the Structured Credit Ratings business, Morningstar Commodity Data, and for Morningstar Direct. In 2010, we capitalized $0.8 million of operating expense for software development.

Operating expense as a percentage of revenue decreased 0.1 percentage points in 2011, as the 13.7% increase in revenue slightly outpaced the 13.5% increase in operating expense.

2010 vs. 2009

In 2010, our consolidated operating expense increased $80.0 million, or 22.6%. We completed seven acquisitions in 2010 and six in 2009. Because of the timing of these acquisitions, our 2010 results include operating expense that did not exist in the same periods in the previous year. Incremental operating expense from acquired businesses represented more than half of the operating expense increase. In 2010, we restored some compensation and employee benefits after reducing them in 2009, contributing to the operating expense increase.

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

Cost of Goods Sold

($000)	2011		2010		2009
Cost of goods sold	$182,132		$157,068		$128,616
% change	16.0%		22.1%		(1.1)%

% of revenue	28.8%		28.3%		26.9%
Change	0.5	pp	1.4	pp	1.0	pp

Gross profit	$449,268		$398,283		$350,380
% change	12.8%		13.7%		(5.9)%

Gross margin	71.2%		71.7%		73.1%
Change	(0.5)	pp	(1.4)	pp	(1.0)	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Approximately one-half of our employees are included in this cost category.

Cost of goods sold rose $25.1 million in 2011 and $28.5 million in 2010. Approximately 20% of the increase in 2011 was related to 2010 acquisitions. Higher salaries contributed approximately 50% of the total increase in 2011, primarily from additional headcount. Higher production expense of $4.2 million also contributed to the increase, primarily from higher data purchases for our operations in the U.S. and Europe. Higher bonus expense of $3.8 million for the 2011 annual bonus was offset by a $1.6 million reduction in bonus expense related to the prior year bonus because we paid a smaller portion of the 2010 bonus to employees in this category. Please refer to the section, Bonus Expense, for additional information.

Approximately 60% of the increase in 2010 was related to recent acquisitions. Higher salaries, bonus expense, and other compensation-related expense also contributed to the increase in 2010.

Our gross margin declined by about 0.5 percentage points and 1.4 percentage points in 2011 and 2010, respectively, as expenses in this category increased at a faster rate compared with revenue growth.

Development Expense

($000)	2011		2010		2009
Development expense	$53,157		$49,244		$38,378
% change	7.9%		28.3%		(4.9)%
% of revenue	8.4%		8.9%		8.0%
Change	(0.5)	pp	0.9	pp	—	pp

Development expense increased $3.9 million in 2011 and $10.8 million in 2010 mainly because of higher salaries and compensation-related expense and bonus expense for our development teams. We capitalized $5.3 million of operating expense in 2011 and $0.8 million in 2010 for software development, reducing the expense that we would otherwise report in this category. Development expense from recent acquisitions also contributed to the increase in 2011 and 2010, but to a lesser extent.

We had approximately 830 employees included in development expense as of December 31, 2011 compared with 760 as of December 31, 2010 and 540 as of December 31, 2009.

As a percentage of revenue, development expense was down slightly in 2011, primarily reflecting the effect of capitalizing operating expense for software development.

Sales and Marketing Expense

($000)	2011		2010		2009
Sales and marketing expense	$106,699		$95,473		$71,772
% change	11.8%		33.0%		(12.1)%
% of revenue	16.9%		17.2%		15.0%
Change	(0.3)	pp	2.2	pp	(1.3)	pp

Sales and marketing expense increased $11.2 million in 2011. Approximately 17% of the growth in sales and marketing expense in the year was related to recent acquisitions. Higher salary-related expense represents about 53% of the overall expense increase in 2011. Higher sales commission expense, other compensation-related expenses, and travel expense also contributed to the increase in the year. Lower bonus expense partially offset the increase.

Sales and marketing expense increased $23.7 million in 2010. Higher sales commission expense, which rose $7.8 million in 2010, was the largest factor behind the increase. Commission expense rose partly because of improved sales activity. In addition, we recognized more expense in 2010 because of a change in our U.S. sales commission structure. Under this new commission plan, we record the entire commission expense in the quarter in which it is incurred. Under the previous commission structure, we recognized the commission expense over the term of the customer contract. Other costs in this category, including salaries and bonuses, and, to a lesser extent, advertising, marketing, and travel, also increased. Approximately one-fourth of the increase in sales and marketing expense was related to recent acquisitions.

As a percentage of revenue, sales and marketing expense was down in 2011 primarily reflecting lower bonus expense as a percentage of revenue.

General and Administrative Expense

($000)	2011		2010		2009
General and administrative expense	$108,084		$92,843		$83,596
% change	16.4%		11.1%		(2.2)%
% of revenue	17.1%		16.7%		17.5%
Change	0.4	pp	(0.8)	pp	0.5	pp

General and administrative expense (G&A) rose $15.2 million in 2011. Higher compensation-related expense including higher salaries, bonus expense, and other compensation-related expense contributed about 70% of the total increase in G&A. Bonus expense included in G&A increased $3.6 million in 2011. In the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million of the year-to-date increase. Please refer to and the section, Bonus Expense, for additional information. Higher rent expense, mainly for our office space in China and for our office space in Chicago, also contributed to the growth in G&A, although to a lesser extent.

G&A in 2011 includes a $0.8 million reduction in sales tax accruals and a $2.0 million business tax rebate for our operations in China. Partially offsetting these two items was $1.4 million of business tax expense related to prior years. G&A in 2011 also includes $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. Our 2010 results include $1.0 million to increase liabilities for vacant office space and $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates. These two expenses did not recur in 2011.

G&A expense increased $9.2 million in 2010. Bonus expense, salaries, and other compensation-related expense contributed to the increase in 2010, as did incremental expense related to acquisition. G&A expense in 2010 also includes $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates.

While most G&A expense rose in 2010, certain G&A expense recorded in 2009 did not recur in 2010, including the $6.1 million of operating expense related to adjusting the tax treatment of certain stock options as well as $1.8 million of operating expense recorded to G&A expense for the deposit penalty. Expenses related to liabilities for vacant office space were $2.2 million lower in 2010.

G&A as a percentage of revenue increased 0.4 percentage point in 2011 after declining 0.8 percentage points in 2010.

Depreciation and Amortization Expense

($000)	2011		2010		2009
Depreciation expense	$15,646		$14,814		$12,998
Amortization expense	27,267		24,850		18,963
Total depreciation and amortization expense	$42,913		$39,664		$31,961
% change	8.2%		24.1%		22.9%
% of revenue	6.8%		7.1%		6.7%
Change	(0.3)	pp	0.4	pp	1.5	pp

Depreciation expense rose $0.8 million in 2011, primarily related to our new office space in China. Depreciation expense increased $1.8 million in 2010. The increase in depreciation expense in 2010 reflects incremental expense from acquisitions and accelerated depreciation expense related to our existing office space in China, in advance of moving into new office space.

Amortization expense increased $2.4 million in 2011. The increase in 2011 primarily reflects amortization expense from 2010 acquisitions, and to a lesser extent, the accelerated amortization of certain trade names and the impairment of one trade name. The increase was partially offset by the runoff of amortization expense for certain intangible assets from some of our earlier acquisitions that are now fully amortized. Amortization expense increased $5.9 million in 2010, reflecting amortization of intangible assets related to acquisitions.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be $23.8 million in 2012. Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations associated with additional acquisitions and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in 2011 and up slightly in 2010.

Stock-Based Compensation Expense

Stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options.

($000)	2011	2010	2009
Restricted stock units	$12,765	$12,545	$10,591
Restricted stock	2,196	1,248	—
Stock options	342	—	1,002
Total stock-based compensation expense	$15,303	$13,793	$11,593

Restricted Stock Units: Our stock-based compensation expense related to RSUs has increased over the past three years. We began granting RSUs in May 2006 and have made additional grants each year since then. We recognize the expense related to RSUs over the vesting period, which is four years for employees and three years for non-employee directors. We estimate forfeitures for these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. The expense recorded in 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited in the first quarter.

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Realpoint. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. The expense in 2011 includes $0.4 million for accelerated vesting of a portion of these restricted stock grants.

Stock options: In 2011, we granted 92,201 stock options to our executive officers and non-employee directors. These stock options vest ratably over a four-year period for executive officers and a three-year period for non-employee directors and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants to be approximately $2.2 million. We will amortize this value to stock-based compensation expense ratably over the options' vesting period.

We estimate forfeitures of these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest.
We describe our stock-based compensation in more detail in Note 10 of the Notes to our Consolidated Financial Statements.
Stock-based compensation is included in each of our operating expense categories, as shown below:

($000)	2011		2010		2009
Cost of goods sold	$4,150		$3,473		$2,666
Development	2,086		1,840		1,570
Sales and marketing	1,871		1,786		1,587
General and administrative	7,196		6,694		5,770
Stock-based compensation expense	$15,303		$13,793		$11,593
% change	10.9%		19.0%		2.8%
% of revenue	2.4%		2.5%		2.4%
Change	(0.1)	pp	0.1	pp	0.2	pp

Based on grants of RSUs, stock options, and restricted stock made through December 31, 2011, we anticipate that stock-based compensation expense will be $13.9 million in 2012. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

($000)	2011		2010		2009
Bonus expense	$42,621		$37,322		$21,019
% change	14.2%		77.6%		(57.9)%
% of revenue	6.8%		6.7%		4.4%
Change	0.1	pp	2.3	pp	(5.5)	pp
Bonus expense, which we include in each of our operating expense categories, increased $5.3 million in 2011 and $16.3 million in 2010.

We reduced our bonus expense in 2009 as part of our efforts to better align our cost structure with revenue in the challenging business environment. In 2010, we reinstated a portion of the bonus expense that was previously reduced. Bonus expense for newly acquired operations also contributed to the increase, but to a lesser extent.

Overall, bonus expense represented about 6.8% and 6.7% of revenue in 2011 and 2010, respectively, after declining to 4.4% in 2009. Prior to 2009, bonus expense represented about 10% to 12% of revenue.

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

In 2011, the increase in the bonus expense consisted of 1) an increase of $5.7 million in bonus expense and 2) a difference of $0.4 million between the bonus amounts paid in 2011 (related to 2010 performance) compared with the annual bonus expense recorded in 2010. The table below presents the effect of these two factors by cost category and in total:

	Bonus Expense			Difference between bonuses paid in Q1 2011 (for 2010 performance) vs. 2010 bonus expense	Net Increase in Bonus Expense
($000)	2011	2010	Change
Cost of sales	$18,957	$15,176	$3,781	$(1,577)	$2,204
Development	8,472	6,615	1,857	(959)	898
Sales and Marketing	3,695	4,567	(872)	(521)	(1,393)
General and administrative	11,945	10,964	981	2,609	3,590
Total bonus expense	$43,069	$37,322	$5,747	$(448)	$5,299

Although in total the 2010 bonuses paid were $0.4 million lower compared with the amount expensed in 2010, there were some larger differences by cost category. We paid a greater portion of the 2010 bonus to employees in the G&A category compared with our initial estimate.

Consolidated Operating Income

($000)	2011		2010		2009
Operating income	$138,415		$121,059		$124,673
% change	14.3%		(2.9)%		(10.2)%
Operating margin	21.9%		21.8%		26.0%
Change	0.1	pp	(4.2)	pp	(1.6)	pp

Consolidated operating income increased $17.4 million in 2011, and our margin was up slightly in 2011. Our revenue growth of $76.0 million outpaced the increase in our costs of $58.7 million.

Capitalized operating expense for software development contributed 0.7 percentage points to our margin growth in 2011. Higher salaries and other compensation-related expense as a percentage of revenue partially offset the benefit of the capitalized operating expense. In addition, acquisitions had a slight negative effect on the margin.

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

With operating expense increasing more than revenue, our operating margin was 4.2 percentage points lower in 2010. The margin decline mainly reflects higher compensation, bonuses, sales commissions, and employee benefits as a percentage of revenue. The loss of revenue from the Global Analyst Research Settlement (GARS) also had a negative effect on margins. Acquisitions represented approximately 2 percentage points of the margin decline for the year.

As we mentioned on page 52, on February 17, 2012, a large Investment Consulting client notified us that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in revenue from our work on these portfolios in 2011, which represented 2.0% of our consolidated revenue and a larger percentage of our operating income, as our consulting work generally doesn't involve significant variable costs.

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

We generated positive free cash flow in in 2011, 2010, and 2009 as our cash provided by operating activities has consistently exceeded our level of capital expenditures, as shown below:

($000)	2011	2010	2009	2011 Change	2010 Change
Cash provided by operating activities	$164,976	$123,416	$101,256	33.7%	21.9%
Capital expenditures	(23,322)	(14,771)	(12,372)	57.9%	19.4%
Free cash flow	$141,654	$108,645	$88,884	30.4%	22.2%

Free cash flow increased $33.0 million in 2011 and $19.8 million in 2010.

Cash provided by operating activities: Cash provided by operating activities increased $41.6 million in 2011, reflecting the positive cash flow effect of changes in operating assets and liabilities and higher net income (adjusted for non-cash items), partially offset by a $16.1 million increase in bonuses paid in the first quarter of 2011. We made bonus payments of $37.5 million in the first quarter of 2011, compared with $21.4 million in the first quarter of 2010.

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

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

($000)	2011	2010	2009	2011 Change	2010 Change
Consolidated net income	$98,314	$86,457	$81,997	$11,857	$4,460
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(9,525)	(7,507)	(8,693)	(2,018)	1,186
Depreciation and amortization expense	42,913	39,664	31,961	3,249	7,703
Stock-based compensation expense	15,303	13,793	11,593	1,510	2,200
Holding gain upon acquisition of additional ownership of equity method investments	—	(4,564)	(352)	4,564	(4,212)
All other non-cash items included in net income	(4,455)	(888)	(1,505)	(3,567)	617
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(37,464)	(21,360)	(58,867)	(16,104)	37,507
Cash paid for income taxes	(38,054)	(37,624)	(38,009)	(430)	385
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	(4,887)	—	4,887	(4,887)
Cash paid for separation agreements	(4,113)	—	—	(4,113)	—
Accounts receivable	(3,858)	(23,652)	12,364	19,794	(36,016)
Deferred revenue	9,578	5,752	(8,704)	3,826	14,456
Income taxes—current	48,805	42,193	49,685	6,612	(7,492)
Accrued compensation	51,753	38,413	32,138	13,340	6,275
Other assets	2,728	(2,341)	2,521	5,069	(4,862)
Accounts payable and accrued liabilities	(4,821)	(759)	(9,476)	(4,062)	8,717
All other	(2,128)	726	4,603	(2,854)	(3,877)
Cash provided by operating activities	$164,976	$123,416	$101,256	$41,560	$22,160

In 2011, the increase in cash from operations exceeded the change in net income adjusted for non-cash items, primarily because of the positive cash flow effect of accounts receivable, accrued compensation, and income taxes—current. In addition, the cash flow from operations in 2010 includes a $4.9 million payment related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). This payment did not recur in 2011. These items, which favorably impacted the year-over-year comparison, were partially offset by the increase in bonus payments in 2011. Cash provided by operating activities in 2011 also reflects $4.1 million of payments for previously announced separation agreements with two former executives.

In 2010, cash provided by operating activities increased more than consolidated net income. The $37.5 million decrease in bonuses paid in 2010 compared with 2009 was the primary driver behind the difference between net income and cash provided by operations.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In 2011 and 2010, we classified $9.5 million and $7.5 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $23.3 million for capital expenditures in 2011, primarily for computer hardware and software, internally developed capitalized software, and leasehold improvements.

We spent $14.8 million for capital expenditures in 2010, primarily for computer hardware and leasehold improvements. A significant portion of the capital expenditures in 2010 are for new office space in Shenzhen, China. This new office facility was substantially completed in early 2011.

In 2011, capital expenditures increased $8.6 million, primarily for capitalized software and computer hardware and software for our U.S. operations and for our development center in China.

Segment Results

Key Metrics ($000)	2011	2010	2009	2011 Change		2010 Change
Revenue
Investment Information	$500,909	$444,957	$386,642	12.6%		15.1%
Investment Management	130,491	110,394	92,354	18.2%		19.5%
Consolidated revenue	$631,400	$555,351	$478,996	13.7%		15.9%

Operating income (loss)
Investment Information	$131,514	$127,740	$138,429	3.0%		(7.7)%
Investment Management	69,649	56,816	52,889	22.6%		7.4%
Intangible amortization and corporate depreciation expense	(34,659)	(32,094)	(26,349)	8.0%		21.8%
Corporate unallocated	(28,089)	(31,403)	(40,296)	(10.6)%		(22.1)%
Consolidated operating income	$138,415	$121,059	$124,673	14.3%		(2.9)%

Operating margin
Investment Information	26.3%	28.7%	35.8%	(2.4)	pp	(7.1)	pp
Investment Management	53.4%	51.5%	57.3%	1.9	pp	(5.8)	pp
Consolidated operating margin	21.9%	21.8%	26.0%	0.1	pp	(4.2)	pp

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

The segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, real-time data, and investment indexes.

This segment represented approximately 80% of our consolidated revenue in 2011, 2010, and 2009.

Revenue

In 2011, Investment Information segment revenue increased $56.0 millions, or 12.6%, to $500.9 million. Acquisitions contributed $13.5 million of revenue in 2011, primarily from Morningstar Credit Ratings, LLC and to a lesser extent from ASMC, Denmark, and OBSR. Revenue from acquisitions represented approximately 3 percentage points of the revenue increase in 2011. Excluding acquisitions, our software, data, and investment research product lines all contributed to the revenue growth. Organic revenue for our software product lines was up $26.2 million, driven by Morningstar Direct, and to a lesser extent by Morningstar Integrated Web Tools, Advisor Workstation, and Morningstar.com. Licensed Data and Morningstar Credit Ratings drove the growth in revenue in our data and investment research product lines, respectively.

Revenue for our Investment Information segment increased $58.3 million, or 15.1%, to $445.0 million in 2010. Acquisitions contributed $40.4 million of revenue in 2010, primarily from LIM, Realpoint, OBSR, and CPMS.

Revenue from acquisitions represented approximately 10 percentage points of the revenue increase in 2010. Excluding acquisitions, higher revenue in our software, data, and investment research products and services more than offset the loss of $12.5 million of revenue from GARS, which expired at the end of July 2009. Organic revenue for our software product lines was up approximately $18.2 million, driven by Morningstar.com, Morningstar Direct, and to a lesser extent from Advisor Workstation and Morningstar Integrated Web Tools.

Excluding acquisitions, Morningstar Direct was the largest contributor to the increase in segment revenue in 2011 and a primary contributor to segment revenue growth in 2010. Morningstar Direct contributed approximately 39% of the organic revenue growth for the segment in 2011. The number of licenses for Morningstar Direct increased to 6,144 worldwide, compared with 4,773 as of December 31, 2010 and 3,524 as of December 31, 2009, with strong growth in both the U.S. and internationally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, from client migrations from both Institutional Workstation and Morningstar EnCorr to Morningstar Direct.

Advisor software revenue increased as higher revenue from Morningstar Integrated Web Tools and Advisor Workstation (mainly Morningstar Office) more than offset slightly lower Principia revenue. The number of U.S. licenses for Morningstar Advisor Workstation increased to 160,287 as of December 31, 2011 compared with 157,395 as of December 31, 2010, and 150,473 as of December 31, 2009. The increase in the number of U.S. licenses compared with December 31, 2009 is partially due to incremental licenses added through our acquisition of ASMC. Principia subscriptions totaled 31,270 as of December 31, 2011, down from 32,681 as of December 31, 2010 and 35,844 as of December 31, 2009.

Revenue for Morningstar.com, which includes Internet advertising and Premium Membership subscriptions, also contributed to the growth in the segment's revenue in 2011 and was the primary driver of the segment revenue increase in 2010. In both years, higher Internet advertising sales for Morningstar.com were partially offset by a continued decline in Premium Membership subscriptions revenue in the United States. Internet advertising revenue increased 21.8% in 2011 compared with 76.2% in 2010. Premium subscriptions for the U.S. version of Morningstar.com declined to 130,354 as of December 31, 2011, compared with 138,149 as of December 31, 2010 and 150,473 as of December 31, 2009. Premium subscriptions have continued declining because of a weak trial pipeline. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2011 and 2010, which partly offset the revenue decline associated with the lower subscription levels.

Licensed Data made positive contributions to segment revenue growth in both 2011 and 2010, reflecting strong renewal rates and new client contracts for managed products data. Licensed Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Revenue for our investment research products was up in 2011 mainly because of Structured Credit Ratings and Research. Within the structured credit ratings business, we had strong revenue growth earlier in the year driven by new issue rating assignments in the CMBS market. In 2011, we rated 13 new issue CMBS deals, more than double the number in 2010. However, mid-year market volatility and lower levels of investor risk tolerance had a negative effect on the pipeline of potential issues in the CMBS market during the second half of the year based on published industry reports. Higher revenue for equity research and conferences also contributed to the growth in revenue for our investment research products, but were partially offset by a decline in newsletters revenue, primarily because of lower advertising sales for our trade magazines in Australia.

Investment research revenue declined in 2010 reflecting the loss of $12.5 million of revenue from GARS, which expired at the end of July 2009. Our post-settlement equity research revenue in 2010 replaced approximately one-third of the annual GARS revenue. We entered into new equity research contracts with two of the banks that were clients under GARS. In addition, we're continuing to provide broad equity coverage to individual investors, financial advisors, and institutions through a variety of other channels. Revenue from other investment research products was essentially flat in 2010. Higher revenue from conferences and corporate credit ratings research helped offset the continuing decline in revenue from newsletters and books.

Operating Income

In 2011, operating income for the Investment Information segment increased $3.8 million, or 3.0%, as revenue grew more than operating expense.

Operating expense was up $52.2 million in 2011. Additional costs from acquisitions contributed approximately 18% of the increase in 2011. Higher salary-related expense and incentive compensation, including sales commission and bonus expense, contributed about 71% of the overall expense increase. Higher salary-related expense is from additional hiring in 2011 and the full-year salary impact of 2010 new hires, and, to a lesser extent, additional headcount from acquisitions completed in 2010. Salary adjustments that were effective in July 2011 also contributed to the increase in salary expense. Higher employee benefits expense, including employee health benefits and matching contributions to our 401(k) plan in the United States, contributed about 9% of the increase in 2011.

The Investment Information segment's operating margin decreased 2.4 percentage points in 2011, primarily from higher salary expense as a percentage of revenue, and, to a lesser extent, employee benefit expense and bonus expense as a percentage of revenue. Higher salary expense contributed 2.0 percentage points to the decline in 2011. Acquisitions had only a minor effect on the segment margin.

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

We do not disclose a fee range for our Investment Consulting and Retirement Solutions businesses because our fee structures vary by client. In addition, we believe disclosing a fee range would be detrimental to our competitive position. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our periodic filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

This segment represented approximately 20% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Revenue

Investment Management segment revenue increased $20.1 million, or 18.2%, in 2011. Revenue from acquisitions was $1.9 million, primarily from the OBSR and Seeds acquisitions. Excluding acquisitions, revenue was up across all three of our key product and service lines in 2011. Investment Consulting was the primary driver of the revenue increase. Higher revenue in the U.S. and to a lesser extent in Europe was partially offset by a decline in Investment Consulting revenue in Australia. Retirement Solutions and Managed Portfolios also contributed to the revenue increase, but to a lesser extent. On February 17, 2012, a large Investment Consulting client notified us that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in revenue from our work on these portfolios in 2011, which represented 9.5% of Investment Management segment revenue.

Investment Management segment revenue increased $18.0 million, or 19.5%, in 2010. Acquisitions contributed $7.5 million of revenue in 2010, primarily from the Intech and OBSR acquisitions. Excluding acquisitions, revenue increased across all product categories in 2010.

Retirement Solutions was the main driver of the revenue increase in 2010. We primarily earn license-based fees for the advice and guidance services we provide through our Retirement Solutions platform. Revenue for these services increased in 2010 primarily because of Advice by Ibbotson, after declining in 2009 because of several smaller client non-renewals. Managed Portfolios and Investment Consulting also contributed to the revenue increase in 2010, but to a lesser extent. Higher revenue from Investment Consulting in 2010 was partially offset by a client non-renewal that occurred in the fourth quarter of 2009.

We had $81.7 million in revenue from asset-based fees in 2011, an increase of $14.0 million compared with $67.7 million in 2010. In 2009, revenue from asset-based fees was $56.0 million. Revenue from asset-based fees made up approximately 13% of consolidated revenue in 2011, up slightly from 12% in 2010. Within the Investment Management segment, revenue from asset-based fees made up approximately 60% of segment revenue over the past three years.

Total assets under advisement and management were $180.8 billion as of December 31, 2011, an increase from $149.2 billion as of December 31, 2010 and $100.1 billion as of December 31, 2009. About $22 billion of the total assets as of December 31, 2011 reflects additional assets for existing clients' fund-of-funds programs for which we now receive asset-based fees. The increase in assets represents incremental growth for an existing revenue stream. Similarly, about $39 billion of the total assets as of December 31, 2010 reflected a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Previously, Morningstar created model portfolios for the same client, so the increase in assets represented incremental growth for an existing revenue stream. Excluding assets from these fund-of-fund programs, total assets under advisement and management increased in 2011 and 2010, reflecting net client inflows and market performance.

The asset totals as of the end of each year don't fully reflect the change in average asset levels during the year. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $165.3 million in 2011, up 39.3% from $118.7 billion in 2010 and up 75.9% from $94.0 billion in 2009.

Assets under Advisement and Management for Investment Consulting

	As of December 31
($ billions)	2011	2010	2009
Assets under advisement - U.S.	$135.6	$107.2	$61.4
Assets under advisement and management - International	4.8	4.2	3.4
Total	$140.4	$111.4	$64.8

We provided Investment Consulting advisory services on $140.4 billion in assets as of December 31, 2011 compared with $111.4 billion in assets as of December 31, 2010 and $64.8 billion in assets as of December 31, 2009.

The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Consulting services for some assets for which we receive a flat fee; we do not include these assets in the total reported above.

As mentioned above, we manage several fund of funds portfolios for a large Investment Consulting client who recently notified us that it will be moving management of these portfolios in-house in April 2012. These portfolios represented $12.3 billion, or 8.4%, of our Investment Consulting assets under advisement and management as of December 31, 2011.

Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Assets under advisement and management rose $29.0 billion, or 26.0%, compared with December 31, 2010. Approximately 75% of the increase reflects additional assets for existing clients' fund-of-funds programs for which we now receive asset-based fees. The remainder of the increase reflects net client inflows and market performance.

Total assets under advisement and management for Investment Consulting as of December 31, 2010 increased 71.9% compared with December 31, 2009. As mentioned above, assets under advisement as of December 31, 2010 includes approximately $39 billion related to a new fund-of-funds program that began in May 2010 for an existing Morningstar Associates client. Excluding assets from the new fund-of-funds program, assets under advisement for Investment Consulting increased slightly over 2009, mainly reflecting positive market performance partially offset by a client non-renewal that occurred in the fourth quarter of 2009.

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

Assets under Advisement and Management for Retirement Solutions

	As of December 31
($ billions)	2011	2010	2009
Assets under management	$19.9	$19.6	$15.7
Assets under advisement	17.5	15.5	17.5
Total	$37.4	$35.1	$33.2

Assets under management for managed retirement accounts increased to $19.9 billion as of December 31, 2011 compared with $19.6 billion as of December 31, 2010 and $15.7 billion as of December 31, 2009. Assets under advisement for plan sponsor and custom target-date arrangements increased to $17.5 billion as of December 31, 2011, compared with $15.5 billion as of December 31, 2010 and $17.5 billion as of December 31, 2009.

We cannot separately quantify the factors affecting assets under management and advisement for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the impact of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

The table below shows the number of retirement plan participants who had access to the services offered through our Retirement Solutions programs, as well as the number of plan sponsors and plan providers that provide this access.

	As of December 31
	2011	2010	2009
Plan participants (millions)	24.7	23.5	20.7
Plan sponsors (approximate)	192,000	150,000	151,000
Plan providers	25	23	23

Morningstar Managed Portfolios

Morningstar Managed Portfolios contributed $2.4 million to the segment’s revenue increase in 2011. The higher revenue mainly reflects higher average asset levels during the 2011 compared with 2010. Assets under management for Morningstar Managed Portfolios were $3.0 billion as of December 31, 2011, compared with $2.7 billion as of December 31, 2010 and $2.1 billion as of December 31, 2009, reflecting net inflows.

Operating Income

Operating income for the Investment Management segment increased $12.8 million, or 22.6%, in 2011. In 2010, operating income increased $3.9 million, or 7.4%. In both years, revenue increased more than operating expense.

Operating expense in the segment rose $7.3 million, or 13.6%, in 2011. Additional costs from acquisitions contributed approximately 25% of the total operating expense increase in 2011. Excluding acquisitions, higher operating expenses for operations outside of the United States contributed the majority of the operating expense increase. Higher salaries and higher professional fees also contributed to the increase, but to a lesser extent. Bonus expense was essentially unchanged from the prior year. Operating expense in 2010 included $2.0 million related to a separation agreement between Morningstar and the former head of Morningstar Associates. This expense did not recur in 2011.

In 2010, operating expense in this segment rose $14.1 million, or 35.8%. Approximately 40% of the segment's operating expense increase reflects recent acquisitions. Higher salaries and incentive compensation, including bonuses and sales commissions, contributed approximately two-thirds of the overall operating expense increase in this segment. Bonus expense rose $4.2 million in 2010. Sales commissions and employee benefits, including employee healthcare benefits and matching contributions to our 401(k) plan in the United States, also increased, but to a lesser extent. Operating expense in 2010 also included $2.0 million related to a separation agreement between Morningstar and the former head of Morningstar Associates. A slight reduction in product implementation fees related to our Advice by Ibbotson service partially offset these increases.

Operating margin increased 1.9 percentage points to 53.4% in 2011, as revenue growth exceeded the growth in operating expenses. Lower salary expense and bonus expense as a percentage of revenue contributed to the increase, partially offset by higher expenses outside of the United Stated and higher professional fees as a percentage of revenue. In addition, acquisitions had a small negative effect on the margin in 2011. The 2010 margin was negatively impacted by the $2.0 million separation agreement. This separation agreement reduced the 2010 margin by approximately 2.0 percentage points.

The segment's operating margin decreased 5.8 percentage points to 51.5% in 2010. The margin decline mainly reflects higher bonus expense as a percentage of revenue. The $2.0 million separation payment reduced the margin by approximately 2.0 percentage points. Salaries and employee benefits also contributed to the margin decline, but to a lesser extent. In addition, acquisitions had a negative impact on the margin of approximately 1.6 percentage points.

As previously discussed, a large Investment Consulting client recently notified us that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in revenue from our work on these portfolios in 2011, which represented 9.5% of Investment Management segment revenue and a larger percentage of segment operating income, as our consulting work generally doesn't involve significant variable costs.

Corporate Items

This category includes general corporate costs, which we do not allocate to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions and capitalization of internal product development costs. The table below shows the components of corporate items that affected our consolidated operating income:

($000)	2011	2010	2009
Amortization expense	$27,267	$24,850	$18,963
Depreciation expense	7,392	7,244	7,386
Corporate unallocated expense	28,089	31,403	40,296
Corporate items	$62,748	$63,497	$66,645
% change	(1.2)%	(4.7)%	10.7%

Amortization of intangible assets increased $2.4 million in 2011 and $5.9 million in 2010. The increase in 2011 primarily reflects amortization expense from 2010 acquisitions, and to a lesser extent, the accelerated amortization of certain trade names and and the impairment of one trade name. The increase was partially offset by the runoff of amortization expense for certain intangible assets from some of our earlier acquisitions that are now fully amortized. Amortization expense increased $5.9 million in 2010, reflecting amortization of intangible assets related to acquisitions.

We paid $176.2 million for acquisitions during the past three years. As of December 31, 2011 and December 31, 2010, respectively, we had $139.8 million and $169.0 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 20 years. We estimate that aggregate amortization expense for intangible assets will be approximately $23.8 million in 2012.

Depreciation expense for corporate items did not change significantly in 2011 or 2010.

Corporate unallocated expense decreased $3.3 million in 2011. In 2011, we capitalized $5.3 million of expense for software development, compared with $0.8 million in 2010, favorably impacting the year-over-year comparison. Lower professional fees also contributed to the decrease, although to a lesser extent. In addition, a $1.0 million expense related to vacant office space recorded in 2010 did not recur in 2011, favorably affecting the comparison with the prior year. Higher salaries partially offset the these favorable items. In addition, our corporate unallocated expense for 2011 includes $3.2 million of expense for the separation agreement with our former chief operating officer.

Corporate unallocated expense decreased $8.9 million in 2010, as some expenses recorded in 2009 did not recur in 2010. Corporate unallocated expense in 2009 includes $9.5 million of expense related to adjusting the tax treatment of certain stock options and deposit penalties. In 2010, expense related to liabilities for vacant office space declined $2.2 million. In addition, in 2010, we capitalized approximately $0.8 million of operating expense for software development. These factors, which favorably impact the year-over-year comparison, were partially offset by incremental expense from acquisitions, higher compensation and bonus expense, and higher professional fees.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2011	2010	2009
Equity in net income of unconsolidated entities	$1,848	$1,422	$1,165

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Sweden AB, and, beginning in the fourth quarter of 2011, YCharts, Inc. (YCharts). In the first six months of 2010, this category also included our portion of the net income (loss) of Morningstar Denmark. In 2009, this category also included our portion of the net income (loss) of Morningstar Denmark and Morningstar Korea. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

In November 2011, we acquired a 20% minority equity stake in YCharts for $2.45 million, paid in cash.

In July 2010, we acquired an additional 75% ownership interest in Morningstar Danmark A/S (Morningstar Denmark), increasing our ownership percentage to 100%. As a result, we no longer account for our investment in Morningstar Denmark using the equity method. Beginning in the third quarter of 2010, we consolidate the assets, liabilities, and results of operations of Morningstar Denmark in our Consolidated Financial Statements.

In 2009, we acquired an additional 40% ownership interest in Morningstar Korea, increasing our ownership percentage to 80%. As a result, we no longer account for our investment in Morningstar Korea using the equity method. In September 2009, we began consolidating the assets, liabilities, and results of operations of Morningstar Korea in our Consolidated Financial Statements.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

($000)	2011	2010	2009
Interest income	$3,679	$2,718	$3,364
Interest expense	(1,318)	(281)	(348)
Other income (expense), net	(652)	4,295	(82)
Non-operating income, net	$1,709	$6,732	$2,934

Interest income mainly reflects interest from our investment portfolio. Interest income in 2011 increased compared with 2010, primarily due to higher balances of cash equivalents and investments. The decrease in interest income in 2010 reflects lower returns on our invested balances during the year.

In 2011, interest expense includes $0.9 million related to the $1.4 million of business tax expense for prior years recorded in 2011, as discussed above in the section Consolidated Results.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio. The net other expense in 2011 primarily represents unrealized exchange losses on foreign currency denominated balances. In 2010, we recorded a holding gain of approximately $4.6 million. This gain represented the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition. In 2009, we recorded a holding gain of approximately $0.4 million when we increased our ownership in Morningstar Korea.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

($000)	2011	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$140,124	$127,791	$127,607
Equity in net income of unconsolidated entities	1,848	1,422	1,165
Net (income) loss attributable to the noncontrolling interest	43	(87)	132
Total	$142,015	$129,126	$128,904
Income tax expense	$43,658	$42,756	$46,775
Effective tax rate	30.7%	33.1%	36.3%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 14 of the Notes to our Consolidated Financial Statements.

Our effective tax rate in 2011 was 30.7%, a decrease of 2.4 percentage points compared with 33.1% in 2010. The lower tax rate in 2011 reflects the positive effect of increased tax credits and incentives related to Morningstar's research and development activities and our domestic production activities (Section 199) deduction, some of which relate to prior years, effects of tax audit settlements, and the recognition of certain deferred income tax benefits. Additionally, in 2010, the use of foreign net operating losses that had previously been subject to a valuation allowance reduced our effective tax rate. This benefit did not recur in 2011.

In 2010, our effective tax rate was 33.1%, a decrease of 3.2 percentage points compared with 2009. The lower tax rate in 2010 reflects the positive impact of certain income tax benefits, including the difference between U.S. federal and foreign tax rates, tax credits related to Morningstar's research and development activities, and the use of foreign net operating losses that had previously been subject to a valuation allowance. These items favorably impacted our effective tax rate by approximately 3.7 percentage points in 2010.

Income tax expense in 2010 includes approximately $1.7 million of non-cash expense related to the $4.6 million holding gain we recorded in conjunction with the acquisition of Morningstar Denmark. This income tax expense did not have a significant impact on our effective tax rate in 2010.

In 2011, we recorded a net increase of $3.1 million of gross unrecognized tax benefits, which increased our income tax expense. The majority of this increase relates to the estimated tax benefits and incentives (discussed above). As of December 31, 2011, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.8 million. As of December 31, 2010, we had $9.1 million of gross unrecognized tax benefits, of which $8.5 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $6.9 million.

As of December 31, 2011, our Consolidated Balance Sheet included a current liability of approximately $5.3 million and a non-current liability of $6.2 million for unrecognized tax benefits. As of December 31, 2010, our Consolidated Balance Sheet included a current liability of $0.7 million and a non-current liability of $8.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries, because these earnings have been permanently reinvested. Approximately 20% of our cash, cash equivalents, and investments as of December 31, 2011 are held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2012. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. We also invest a small portion of our investments balance (less than 5% as of December 31, 2011) in proprietary Morningstar portfolios. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. Approximately 80% of our cash, cash equivalents, and investments as of December 31, 2011 are held by our operations in the United States.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

In 2011, we paid dividends of $10.0 million. On December 9, 2011, our board of directors approved a payment of a regular quarterly dividend of 10 cents per share payable on January 31, 2012 to shareholders of record as of January 13, 2012. As of December 31, 2011, we recorded a liability for dividends payable of $5.0 million. We expect to make a recurring quarterly dividend payment of 10 cents per share in 2012. In February 2012, our board of directors declared a quarterly dividend of 10 cents per share. The dividend is payable on April 30, 2012 to shareholders of record as of April 13, 2012.

In December 2011, the board approved an increase to the $100 million share repurchase program it announced in 2010. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of December 31, 2011, we had repurchased a total of 798,337 shares for $44.5 million under this authorization.

Cash, Cash Equivalents, and Investments

As of December 31, 2011, we had cash, cash equivalents, and investments of $470.2 million, an increase of $104.8 million compared with $365.4 million as of December 31, 2010. The increase reflects $165.0 million of cash provided by operating activities and $18.2 million of cash from stock-option proceeds and excess tax benefits. These items, which increased our cash, cash equivalents, and investments balance, were partially offset by $40.7 million used to repurchase common stock through our share repurchase program, $23.3 million of capital expenditures, and $10.0 million of dividends paid.

We expect to use a portion of our cash and investments balances in the first quarter of 2012 to make annual bonus payments of approximately $43 million.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In 2011, cash provided by operating activities was $165.0 million, driven by $142.6 million of net income, adjusted for non-cash items and changes in our net operating assets and liabilities of $22.4 million. Changes in our operating assets and liabilities mainly benefited from an increase in accrued compensation and an increase in income taxes. The growth in accrued compensation primarily reflects the bonus liability as of year-end, partially offset by the bonus payments made in the first quarter of 2011 of approximately $37.5 million. The cash flow benefit of income taxes was partially offset by tax payments of $38.1 million made during 2011. Cash provided by operating activities in 2011 also reflects $4.1 million of payments for previously announced separation agreements with two former executives.

In 2010, cash provided by operating activities was $123.4 million, driven by $127.0 million of net income, adjusted for non-cash items partially offset by $3.5 million in changes from our net operating assets and liabilities. We paid $21.4 million in annual bonus payments in the first quarter of 2010 and made tax payments of approximately $37.6 million. In addition, in 2010, we paid $4.9 million to one former and two current executives to adjust the tax treatment of certain stock options originally considered incentive stock options. The cash flow impact of these items was partially offset by the cash flow benefits of accrued compensation and income taxes payable.

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

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, and cash used for capital expenditures. The level of investing activities varies from period to period depending on activity in these three categories. Cash used for investing activities was $110.8 million in 2011, $87.9 million in 2010, and $174.7 million in 2009.

In 2011, purchases of investments exceeded the proceeds from the maturity and sale of investments by $85.3 million. In contrast, proceeds from the maturity and sale of investments exceeded the purchases of investments by $28.6 million in 2010. In 2010, we transferred funds from our investment portfolio to cash and cash equivalents to pay for acquisitions made in 2010. Purchases of investments, net of proceeds from the maturity and sale of investments, were $83.9 million in 2009. As of December 31, 2011 and 2010, we had investments, consisting primarily of fixed-income securities, of $269.8 million and $185.2 million, respectively. As of December 31, 2011, our investments represented 57% of our total cash, cash equivalents, and investments balance compared with 51% as of December 31, 2010.

Capital expenditures were $23.3 million, $14.8 million, and $12.4 million in 2011, 2010, and 2009, respectively. The 2011 capital expenditures reflect spending on computer hardware and software and internally developed capitalized software for our U.S. office as well as remaining payments for our development center in China. The 2010 capital expenditures include spending for our office space in Shenzhen, China. Capital expenditures in 2009 include final payments for the build-out of our new headquarters in Chicago and investment for a couple of our office locations in Europe. We expect to make total capital expenditures of approximately $25 million in 2012, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in 2011, but received cash of approximately $0.6 million as an adjustment to the purchase price of one of our 2010 acquisitions. In 2010, we completed seven acquisitions for $102.3 million, net of cash acquired. The majority of the cash used for acquisitions was related to our purchase of Realpoint, OBSR, Morningstar Denmark, and the annuity intelligence business of Advanced Sales and Marketing Corp. In 2009, cash used for acquisitions, net of acquired cash, was $74.2 million. We completed six acquisitions in 2009 and increased our investment in Morningstar Korea. The majority of the cash used for acquisitions was related to our purchase of LIM and our acquisition of the equity research and data business of CPMS.

In 2011, we used cash of approximately $2.5 million to acquire a minority equity stake in YCharts, Inc., a technology company that provides stock research and analysis. In 2009, we used cash of approximately $4.2 million to acquire minority equity stakes in Pitchbook Data and Bundle Corporation.

Cash Provided by (Used for) Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase outstanding common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 10 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2011.

In 2011, cash used for financing activities was $32.6 million. We paid cash of approximately $40.7 million under our share repurchase program in 2011. In addition, we made dividend payments of $10.0 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $8.7 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units of $9.5 million.

In 2011, we used cash of $32.6 million for financing activities compared with cash provided by financing activities of $12.5 million in 2010. The net change of $45.1 million, was driven by an increase in cash used to repurchase common shares of $36.9 million and the dividends paid of $10.0 million in 2011. An increase in excess tax benefits of $2.0 million, partially offset the cash outflow.

In 2010, cash provided by financing activities was $12.5 million. Proceeds from stock-option exercises totaled $9.2 million, while excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $7.5 million. Partially offsetting these inflows was $3.8 million of cash used to repurchase outstanding common stock through our share repurchase program. In 2010, cash provided by financing activities decreased by $12.8 million, driven by a decrease in proceeds from stock-option exercises, cash used to repurchase common shares, and (to a lesser extent) from a decline in excess tax benefits.

In 2009, cash provided by financing activities was $25.3 million. Proceeds from stock-option exercises totaled $16.4 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units totaled $8.7 million.

Employees exercised approximately 0.7 million, 0.8 million, and 1.4 million stock options in 2011, 2010, and 2009, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2011, 2010, and 2009, was $29.9 million, $31.4 million, and $37.4 million, respectively.

Acquisitions

We did not complete any acquisitions in 2011. We invested a total of $176.2 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 6 of the Notes to our Consolidated Financial Statements.

Subsequent Events

See Note 17 in the Notes to our Consolidated Financial Statements for information on events subsequent to December 31, 2011.

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

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2011, our deferred revenue was $155.5 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Over the past several years, we have acquired several companies that complement our business operations. Over the past three years, the total cash paid for acquisitions, less cash acquired, was $176.2 million. As of December 31, 2011, we have recorded $318.5 million of goodwill arising from acquisitions. As of December 31, 2011, we allocated $249.4 million of gross value to intangible assets, primarily for customer-related assets, technology-based assets, and intellectual property. The estimated useful lives of the intangible assets range from one to 25 years.

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

•
Assess the appropriate method for recording amortization expense over the intangible asset's useful life: We use judgment to determine the rate at which the amortization expense should be recognized. In accordance with ASC 350, Intangibles - Goodwill and Other, the method of amortization should reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method should be used. Based on this guidance, we amortize intangible assets over their expected useful life using a straight-line amortization method.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2011 was $318.5 million. In accordance with ASC 350, Intangibles-Goodwill and Other, we do not amortize goodwill. Instead, it is subject to an impairment test annually, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit. In 2011, we altered the definition of our reporting units to align with the definition of our operating segments. This realignment occurred because of our successful efforts to integrate acquired businesses and leverage proprietary content across multiple products. As a result, the businesses that previously represented components of our operating segments no longer met the criteria for recognition as reporting units. Our reporting units constitute businesses for which discrete financial information, which is regularly reviewed by management, is available. We performed annual impairment reviews in the fourth quarter of 2011, 2010, and 2009 and did not record any impairment losses in these years, reflecting our assessment that our estimates of fair value substantially exceeded the carrying value of our reporting units.

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

We believe that the accounting estimate related to goodwill impairment is a critical accounting estimate because the assumptions used are highly susceptible to changes in the operating results and cash flows of the reporting units. If actual results differ from our estimates, future tests may indicate an impairment of goodwill. This would result in a non-cash charge, adversely affecting our results of operations.

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2011 includes $68.2 million of property, equipment, and capitalized software, net of accumulated depreciation, and $139.8 million of intangible assets, net of accumulated amortization. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Under FASB ASC 718, Compensation—Stock Compensation, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day prior to grant. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We ultimately adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period.

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

As of December 31, 2011, we had gross deferred tax assets of $38.6 million and gross deferred tax liabilities of $37.4 million. The deferred tax assets include $13.3 million of deferred tax assets related to $50.1 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
We have recorded a valuation allowance against all but approximately $5.3 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We do not expect the provisions of ASU No. 2011-08 to have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2011 and the expected timing of cash payments related to these contractual obligations:

($000)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$16,856	$15,624	$15,975	$15,722	$15,413	$67,036	$146,626
Unrecognized tax benefits (2)	5,329	—	—	—	—	—	5,329
Total	$22,185	$15,624	$15,975	$15,722	$15,413	$67,036	$151,955

(1) The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents items that may be resolved through settlement of tax audits or for which the statues of limitations are expected to lapse during 2012. The table excludes $6.2 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2011, for which we cannot make a reasonably reliable estimate of the period of payment.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of December 31, 2011, our cash, cash equivalents, and investments balance was $470.2 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.8 million.

As our non-U.S. revenue increases as a percentage of our consolidated revenue, fluctuations in foreign currencies present a greater potential risk. Our European operations are subject to currency risk related to the euro. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited the accompanying consolidated balance sheet of Morningstar, Inc. and subsidiaries (collectively, the Company) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morningstar, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Chicago, IL
February 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited Morningstar, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Morningstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Morningstar, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, IL
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Morningstar, Inc.

We have audited the accompanying consolidated balance sheet of Morningstar, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedule for each of the years ended December 31, 2010 and 2009 presented in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morningstar, Inc. and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years ended December 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, IL
February 28, 2011

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

(in thousands except per share amounts)	2011	2010	2009
Revenue	$631,400	$555,351	$478,996

Operating expense (1):
Cost of goods sold	182,132	157,068	128,616
Development	53,157	49,244	38,378
Sales and marketing	106,699	95,473	71,772
General and administrative	108,084	92,843	83,596
Depreciation and amortization	42,913	39,664	31,961
Total operating expense	492,985	434,292	354,323

Operating income	138,415	121,059	124,673

Non-operating income (expense):
Interest income, net	2,361	2,437	3,016
Other income (expense), net	(652)	4,295	(82)
Non-operating income, net	1,709	6,732	2,934

Income before income taxes and equity in net income of unconsolidated entities	140,124	127,791	127,607

Income tax expense	43,658	42,756	46,775

Equity in net income of unconsolidated entities	1,848	1,422	1,165

Consolidated net income	98,314	86,457	81,997

Net (income) loss attributable to the noncontrolling interest	43	(87)	132

Net income attributable to Morningstar, Inc.	$98,357	$86,370	$82,129

Net income per share attributable to Morningstar, Inc.:
Basic	$1.96	$1.75	$1.71
Diluted	$1.92	$1.70	$1.65

Dividends per common share:
Dividends declared per common share	$0.25	$0.05	$—
Dividends paid per common share	$0.20	$—	$—

Weighted average shares outstanding:
Basic	50,032	49,249	48,112
Diluted	50,988	50,555	49,793

	2011	2010	2009
(1) Includes stock-based compensation expense of:
Cost of goods sold	$4,150	$3,473	$2,666
Development	2,086	1,840	1,570
Sales and marketing	1,871	1,786	1,587
General and administrative	7,196	6,694	5,770
Total stock-based compensation expense	$15,303	$13,793	$11,593

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)	2011	2010	2009

Consolidated net income	$98,314	$86,457	$81,997

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,345)	4,909	16,000
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(773)	417	(111)
Reclassification of gains included in net income	(166)	(172)	—
Other comprehensive income (loss)	(3,284)	5,154	15,889

Comprehensive income	95,030	91,611	97,886
Comprehensive (income) loss attributable to noncontrolling interest	(179)	(156)	161
Comprehensive income attributable to Morningstar, Inc.	$94,851	$91,455	$98,047

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$200,437	$180,176
Investments	269,755	185,240
Accounts receivable, less allowance of $835 and $1,056, respectively	113,312	110,891
Deferred tax asset, net	5,104	2,860
Income tax receivable, net	7,445	10,459
Other	15,980	17,654
Total current assets	612,033	507,280
Property, equipment, and capitalized software, net	68,196	62,105
Investments in unconsolidated entities	27,642	24,262
Goodwill	318,492	317,661
Intangible assets, net	139,809	169,023
Other assets	5,912	5,971
Total assets	$1,172,084	$1,086,302

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$41,403	$42,680
Accrued compensation	73,124	62,404
Deferred revenue	155,494	146,267
Other	612	1,373
Total current liabilities	270,633	252,724
Accrued compensation	5,724	4,965
Deferred tax liability, net	15,940	19,975
Other long-term liabilities	22,771	27,213
Total liabilities	315,068	304,877

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 50,083,940 and 49,874,392 shares were outstanding as of December 31, 2011 and December 31, 2010, respectively	5	5
Treasury stock at cost, 980,177 shares as of December 31, 2011 and 279,456 shares as of December 31, 2010	(46,701)	(6,641)
Additional paid-in capital	491,432	458,426
Retained earnings	409,022	323,408
Accumulated other comprehensive income (loss):
Currency translation adjustment	1,936	4,503
Unrealized gain (loss) on available-for-sale investments	(324)	615
Total accumulated other comprehensive income	1,612	5,118
Total Morningstar, Inc. shareholders’ equity	855,370	780,316
Noncontrolling interest	1,646	1,109
Total equity	857,016	781,425
Total liabilities and equity	$1,172,084	$1,086,302

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statement of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2008	47,282,958	$4	$(3,280)	$391,565	$157,444	$(15,885)	$397	$530,245

Net income (loss)		—	—	—	82,129	—	(132)	81,997
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax of $66		—	—	—	—	(111)	—	(111)
Reclassification of adjustments for gains included in net income, net of income tax of $0		—	—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	16,029	(29)	16,000
Other comprehensive income (loss), net		—	—	—	—	15,918	(29)	15,889

Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,485,583	1	150	16,288	—	—	—	16,439
Stock-based compensation — restricted stock units		—	—	10,591	—	—	—	10,591
Stock-based compensation — stock options		—	—	1,002	—	—	—	1,002
Excess tax benefit derived from stock option exercises and vesting of restricted stock units		—	—	8,693	—	—	—	8,693
Non-controlling interest in Morningstar Korea		—	—	—	—	—	933	933

Balance as of December 31, 2009	48,768,541	5	(3,130)	428,139	239,573	33	1,169	665,789

Net income (loss)		—	—	—	86,370	—	87	86,457
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $252		—	—	—	—	417	—	417
Reclassification of adjustments for gains included in net income, net of income tax of $103		—	—	—	—	(172)	—	(172)
Foreign currency translation adjustment, net		—	—	—	—	4,840	69	4,909
Other comprehensive income (loss), net		—	—	—	—	5,085	69	5,154

Issuance of common stock related to stock option exercises and vesting of restricted stock units, net	1,182,069	—	274	8,946	—	—	—	9,220
Stock-based compensation — restricted stock units		—	—	12,545	—	—	—	12,545
Stock-based compensation — restricted stock		—	—	1,248	—	—	—	1,248
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,507	—	—	—	7,507
Common shares repurchased	(76,218)	—	(3,785)	—	—	—	—	(3,785)
Dividends declared — common shares outstanding		—	—	—	(2,494)	—	—	(2,494)
Dividends declared — restricted stock units		—	—	41	(41)	—	—	—
Adjustment to noncontrolling interest		—	—	—	—	—	(216)	(216)

Balance as of December 31, 2010	49,874,392	5	(6,641)	458,426	323,408	5,118	1,109	781,425

Net income (loss)		—	—	—	98,357	—	(43)	98,314
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of income tax of $447		—	—	—	—	(773)	—	(773)
Reclassification of adjustments for gains included in net income, net of income tax of $94		—	—	—	—	(166)	—	(166)
Foreign currency translation adjustment, net		—	—	—	—	(2,567)	222	(2,345)
Other comprehensive income (loss), net		—	—	—	—	(3,506)	222	(3,284)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	931,667	—	612	8,090	—	—	—	8,702
Stock-based compensation — restricted stock units		—	—	12,765	—	—	—	12,765
Stock-based compensation — restricted stock		—	—	2,196	—	—	—	2,196
Stock-based compensation — stock-options		—	—	342	—	—	—	342
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	9,525	—	—	—	9,525
Common shares repurchased	(722,119)	—	(40,672)	—	—	—	—	(40,672)
Dividends declared — common shares outstanding		—	—	—	(12,550)	—	—	(12,550)
Dividends declared — restricted stock units		—	—	184	(193)	—	—	(9)
Adjustment to noncontrolling interest		—	—	(96)	—	—	358	262

Balance as of December 31, 2011	50,083,940	$5	$(46,701)	$491,432	$409,022	$1,612	$1,646	$857,016

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	2011	2010	2009

Operating activities
Consolidated net income	$98,314	$86,457	$81,997
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	42,913	39,664	31,961
Deferred income taxes	(4,436)	211	(2,207)
Stock-based compensation expense	15,303	13,793	11,593
Provision for bad debt	1,237	413	1,292
Equity in net income of unconsolidated entities	(1,848)	(1,422)	(1,165)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(9,525)	(7,507)	(8,693)
Holding gain upon acquisition of additional ownership of equity method investments	—	(4,564)	(352)
Other, net	592	(90)	575
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,858)	(23,652)	12,364
Other assets	2,728	(2,341)	2,521
Accounts payable and accrued liabilities	(4,821)	(759)	(9,476)
Accrued compensation	10,176	12,166	(26,729)
Income taxes—current	10,751	4,569	11,676
Deferred revenue	9,578	5,752	(8,704)
Deferred rent	(1,030)	1,364	5,679
Other liabilities	(1,098)	(638)	(1,076)
Cash provided by operating activities	164,976	123,416	101,256

Investing activities
Purchases of investments	(320,193)	(186,283)	(176,770)
Proceeds from maturities and sales of investments	234,868	214,929	92,851
Capital expenditures	(23,322)	(14,771)	(12,372)
Acquisitions, net of cash acquired	300	(102,324)	(74,175)
Other, net	(2,420)	500	(4,209)
Cash used for investing activities	(110,767)	(87,949)	(174,675)

Financing activities
Proceeds from stock-option exercises, net	8,702	9,220	16,439
Excess tax benefits from stock-option exercises and vesting of restricted stock units	9,525	7,507	8,693
Common shares repurchased	(40,672)	(3,785)	—
Dividends paid	(10,041)	—	—
Other, net	(110)	(417)	188
Cash provided by (used for) financing activities	(32,596)	12,525	25,320

Effect of exchange rate changes on cash and cash equivalents	(1,352)	1,688	4,704
Net increase (decrease) in cash and cash equivalents	20,261	49,680	(43,395)
Cash and cash equivalents—beginning of period	180,176	130,496	173,891
Cash and cash equivalents—end of period	$200,437	$180,176	$130,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38,054	$37,624	$38,009
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(1,480)	$394	$(177)

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), is a provider of independent investment research to investors around the world. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also offer asset management services for advisors, institutions, and retirement plan participants. We have operations in 27 countries.

2.	Summary of Significant Accounting Policies

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

We account and report the noncontrolling (minority) interests in our Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We report the noncontrolling interest in our Consolidated Balance Sheet within equity separate from the shareholders' equity attributable to Morningstar, Inc. In addition, we present the net income (loss) and comprehensive income (loss) attributed to Morningstar, Inc.'s shareholders and the noncontrolling interest in our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Equity.

We account for investments in entities in which we exercise significant influence, but do not control, using the equity method.

Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. In accordance with ASU No. 2011-05, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statements of Income and separately, our Consolidated Statements of Comprehensive Income. We no longer present total comprehensive income in our Consolidated Statement of Equity.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the 2011 presentation.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair value. We state at fair value the portion of our cash equivalents that are invested in money market funds, which are actively traded and have quoted market prices.

Investments. We account for our investments in accordance with FASB ASC 320, Investments-Debt and Equity Securities. We classify our investments into three categories: held-to-maturity, trading, and available-for-sale.

•
Held-to-maturity:  We classify certain investments, primarily certificates of deposit, as held-to-maturity securities, based on our intent and ability to hold these securities to maturity. We record held-to-maturity investments at amortized cost in our Consolidated Balance Sheets.

•
Trading:  We classify certain other investments, primarily equity securities, as trading securities, primarily to satisfy the requirements of one of our wholly owned subsidiaries, which is a registered broker-dealer. We include realized and unrealized gains and losses associated with these investments as a component of our operating income in our Consolidated Statements of Income. We record these securities at their fair value in our Consolidated Balance Sheets.

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

We provide additional information about our cash equivalents and investments that are subject to valuation under FASB ASC 820 in Note 5 in these Notes to our Consolidated Financial Statements.

The Fair Value Option for Financial Assets and Financial Liabilities. FASB ASC 825, Financial Instruments, permits entities the option to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings each period. FASB ASC 825 allows the fair value option to be elected on an instrument-by-instrument basis when the asset or liability is initially recognized or when there's an event that gives rise to a new basis of accounting for that instrument. We do not apply this fair value option to any of our eligible assets.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2011, 2010, and 2009, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation. We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software, FASB ASC 350-50, Website Development Costs, and FASB ASC 985, Software. Internal product development costs mainly consist of employee costs for developing new web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years. Capitalized software development costs related to projects that have not been placed into service yet are included in our construction in progress balance.

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. In 2011, we altered the definition of our reporting units to align with the definition of our operating segments. This realignment occurred because of our successful efforts to integrate acquired businesses and leverage proprietary content across multiple products. As a result, the businesses that previously represented components of our operating segments no longer met the criteria for recognition as reporting units. Our reporting units constitute businesses for which discrete financial information, which is regularly reviewed by management, is available. We performed annual impairment reviews in the fourth quarter of 2011, 2010, and 2009. We did not record any impairment losses in 2011, 2010, or 2009.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years. In accordance with FASB ASC 360-10-35, Subsequent Measurement-Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. We recorded an impairment loss of approximately $800,000 in 2011. We did not record any impairment losses in 2010 or 2009. The impairment charge is included in our amortization expense on our Consolidated Statements of Income.

Revenue Recognition:  We recognize revenue in accordance with SEC SAB Topic 13, Revenue Recognition, ASC 605-25, Revenue Recognition:  Multiple Element Arrangements, and ASC 985-605, Software: Revenue Recognition.

Effective January 1, 2011, we adopted FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 superseded EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables and establishes the accounting and reporting guidance for arrangements when a vendor performs multiple revenue-generating activities, addresses how to separate deliverables, and specifies how to measure and allocate arrangement consideration. We applied this guidance for revenue arrangements entered into or materially modified from January 1, 2011. The adoption of ASU 2009-13 did not significantly affect either the timing or amount of our revenue recognition.

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

We generate revenue through sales of Licensed Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar Equity Research, Premium Membership fees for Morningstar.com, our structured credit research and ratings offerings, and a variety of other investment-related products and services. We generally structure the revenue agreements for these offerings as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as we deliver the product or service and over the service obligation period defined by the terms of the customer contract. For new-issue ratings and analysis for CMBS, we charge asset-based fees that are paid by the issuer on the rated balance of the transaction and recognize the revenue immediately upon issuance of the transaction.

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

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The table below summarizes our advertising expense for the past three years:

($000)	2011	2010	2009
Advertising expense	$8,210	$8,572	$7,361

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units, restricted stock, and stock options. We measure the fair value of our restricted stock units and restricted stock on the date of grant based on the closing market price of Morningstar's common stock on the day prior to grant. For stock options granted in 2011, we estimated the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

We estimate expected forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience and adjust the estimated forfeitures to actual forfeiture experience as needed.

Liability for Sabbatical Leave. In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar's full-time employees are eligible for six weeks of paid time off after four years of continuous service. We account for our sabbatical liability in accordance with FASB ASC 710-10-25, Compensated Absences. We record a liability for employees' sabbatical benefits over the period employees earn the right for sabbatical leave.

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

Income per Share. We compute and present income per share in accordance with FASB ASC 260, Earnings Per Share. The difference between weighted average shares outstanding and diluted shares outstanding primarily reflects the dilutive effect associated with our stock-based compensation plans. Beginning in 2010, we further compute income per share in accordance with FASB ASC 260-10-45-59A, Participating Securities and the Two Class Method.

In May 2010, we issued restricted stock in conjunction with the acquisition of Realpoint, LLC (now Morningstar Credit Ratings, LLC). Because the restricted stock contains nonforfeitable rights to dividends, it meets the criteria of a participating security. Under the two-class method, we allocate earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, we reduce our reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders.

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

Foreign Currency. We translate the financial statements of non-U.S. subsidiaries to U.S. dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for revenue and expense. We use the local currency as the functional currency for all of our non-U.S. subsidiaries. We record translation adjustments for non-U.S. subsidiaries as a component of “Other comprehensive income (loss)” in our Consolidated Statements of Comprehensive Income. We include exchange gains and losses arising from transactions denominated in currencies other than the functional currency in “Other income (expense), net” in our Consolidated Statements of Income.

3. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2011	2010	2009

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$98,357	$86,370	$82,129
Less: Distributed earnings available to participating securities	(40)	(10)	—
Less: Undistributed earnings available to participating securities	(259)	(335)	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$98,058	$86,025	$82,129

Weighted average common shares outstanding	50,032	49,249	48,112

Basic net income per share attributable to Morningstar, Inc.	$1.96	$1.75	$1.71

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$98,058	$86,025	$82,129
Add: Undistributed earnings allocated to participating securities	259	335	—
Less: Undistributed earnings reallocated to participating securities	(254)	(326)	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$98,063	$86,034	$82,129

Weighted average common shares outstanding	50,032	49,249	48,112
Net effect of dilutive stock options and restricted stock units	956	1,306	1,681
Weighted average common shares outstanding for computing diluted income per share	50,988	50,555	49,793

Diluted net income per share attributable to Morningstar, Inc.	$1.92	$1.70	$1.65

4. Segment and Geographical Area Information

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

The Investment Information also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC (formerly Realpoint, LLC), a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

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

The following tables present information about our operating segments:

2011 Segment Information
	Year ended December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$500,909	$130,491	$—	$631,400
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	351,194	58,596	24,979	434,769
Stock-based compensation expense	10,113	2,080	3,110	15,303
Depreciation and amortization	8,088	166	34,659	42,913
Operating income (loss)	$131,514	$69,649	$(62,748)	$138,415

U.S. capital expenditures				$13,816
Non-U.S. capital expenditures				$9,506

U.S. revenue				$446,470
Non-U.S. revenue				$184,930

	As of December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,059	$41,433	$—	$318,492

U.S. long-lived assets				$44,572
Non-U.S. long-lived assets				$23,624

2010 Segment Information
	Year ended December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$444,957	$110,394	$—	$555,351
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	301,722	51,361	27,752	380,835
Stock-based compensation expense	8,110	2,032	3,651	13,793
Depreciation and amortization	7,385	185	32,094	39,664
Operating income (loss)	$127,740	$56,816	$(63,497)	$121,059

U.S. capital expenditures				$5,067
Non-U.S. capital expenditures				$9,704

U.S. revenue				$398,215
Non-U.S. revenue				$157,136

	As of December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

2009 Segment Information
	Year ended December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$386,642	$92,354	$—	$478,996
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	237,101	37,296	36,372	310,769
Stock-based compensation expense	5,704	1,965	3,924	11,593
Depreciation and amortization	5,408	204	26,349	31,961
Operating income (loss)	$138,429	$52,889	$(66,645)	$124,673

U.S. capital expenditures				$4,479
Non-U.S. capital expenditures				$7,893

U.S. revenue				$349,836
Non-U.S. revenue				$129,160

	As of December 31, 2009
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$217,258	$32,234	$—	$249,492

U.S. long-lived assets				$42,884
Non-U.S. long-lived assets				$16,944

Information by geographical region is as follows:

External revenue by geographic region
	Year ended December 31
($000)	2011	2010	2009
United States	$446,470	$398,215	$349,836
United Kingdom	53,427	43,797	36,666
Europe, excluding the United Kingdom	49,507	39,851	36,823
Australia	39,761	35,638	25,509
Canada	27,808	25,533	20,506
Asia, excluding Japan	9,240	7,855	5,725
Japan	3,948	3,871	3,726
Other	1,239	591	205
Total	$631,400	$555,351	$478,996

Long-lived assets by geographic region
	As of December 31
($000)	2011	2010	2009
United States	$44,572	$39,496	42,884
United Kingdom	7,512	5,960	5,870
Europe, excluding the United Kingdom	2,629	3,479	4,626
Australia	1,415	1,554	1,430
Canada	2,076	2,395	2,610
Asia, excluding Japan	9,656	8,874	1,988
Japan	282	233	279
Other	54	114	141
Total	$68,196	$62,105	59,828

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

	As of December 31
($000)	2011	2010
Available-for-sale	$247,917	$173,072
Held-to-maturity	16,347	7,476
Trading securities	5,491	4,692
Total	$269,755	$185,240

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2011				As of December 31, 2010
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$139,099	$72	$(402)	$138,769	$113,597	$36	$(56)	$113,577
Corporate bonds	61,589	14	(280)	61,323	42,839	63	(24)	42,878
Commercial paper	29,964	2	(7)	29,959	2,994	—	(3)	2,991
Equity securities and exchange-traded funds	8,461	368	(558)	8,271	4,510	418	(6)	4,922
Mutual funds	9,298	363	(66)	9,595	8,146	558	—	8,704
Total	$248,411	$819	$(1,313)	247,917	$172,086	$1,075	$(89)	$173,072

Held-to-maturity:
Certificates of deposit	$16,347	$—	$—	$16,347	$7,476	$—	$—	$7,476

As of December 31, 2011 and December 31, 2010, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2011 and December 31, 2010. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2011		As of December 31, 2010
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$155,651	$155,247	$85,990	$85,964
Due in one to two years	75,001	74,804	73,440	73,482
Equity securities, exchange-traded funds, and mutual funds	17,759	17,866	12,656	13,626
Total	$248,411	$247,917	$172,086	$173,072

Held-to-maturity:
Due in one year or less	$16,342	$16,342	$7,223	$7,223
Due in one to three years	5	5	253	253
Total	$16,347	$16,347	$7,476	$7,476

As of December 31, 2011 and December 31, 2010, held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

($000)	2011	2010	2009
Realized gains	$761	$276	$—
Realized losses	(501)	(1)	—
Realized gains, net	$260	$275	$—

The realized gains and losses are determined using the specific identification method.

The following table shows the net unrealized loss on trading securities as recorded in our Consolidated Statements of Income:

($000)	2011	2010	2009
Unrealized gains (losses), net	$(387)	$237	$1,233

The fair value of our assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements as of December 31, 2011
	as of	Using Fair Value Hierarchy
($000)	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$138,769	$—	$138,769	$—
Corporate bonds	61,323	—	61,323	—
Commercial paper	29,959	—	29,959	—
Equity securities and exchange-traded funds	8,271	8,271	—	—
Mutual funds	9,595	9,595	—	—
Trading securities	5,491	5,491	—	—
Cash equivalents	30,818	30,818	—	—
Total	$284,226	$54,175	$230,051	$—

	Fair Value	Fair Value Measurements as of December 31, 2010
	as of	Using Fair Value Hierarchy
($000)	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$113,577	$—	$113,577	$—
Corporate bonds	42,878	—	42,878	—
Commercial paper	2,991	—	2,991	—
Equity securities and exchange-traded funds	4,922	4,922	—	—
Mutual funds	8,704	8,704	—	—
Trading securities	4,692	4,692	—	—
Cash equivalents	27,007	27,007	—	—
Total	$204,771	$45,325	$159,446	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

6. Acquisitions, Goodwill, and Other Intangible Assets

2011 Acquisitions

We did not complete any acquisitions in 2011.

2010 Acquisitions

Aegis Equities Research

In April 2010, we acquired Aegis Equities Research, a provider of independent equity research in Australia, for $10,269,000 in cash, net of cash acquired. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 1, 2010. The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$51
Investments	55
Accounts receivable	198
Other non-current assets	62
Intangible assets	5,801
Goodwill	5,117
Deferred revenue	(617)
Other current and non-current liabilities	(347)
Total purchase price	$10,320

The allocation includes $5,801,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,879	10
Technology-based assets	3,253	6
Intellectual property (trademarks and trade names)	46	1
Non-competition agreement	623	3
Total intangible assets	$5,801	7

Goodwill of $5,117,000 represents the premium we paid over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the strategic benefits of creating a larger analyst team that will enable us to expand our coverage of Australian-listed companies, provide Australian clients with more robust independent research, and give us the potential to expand our services in multiple delivery channels. Approximately $1,787,000 of the intangible assets is deductible for income tax purposes over a period of approximately three years from the acquisition date.

Old Broad Street Research Ltd

In April 2010, we acquired Old Broad Street Research Ltd. (OBSR) for $17,937,000 in cash, net of cash acquired. OBSR is a provider of fund research, ratings, and investment consulting services in the United Kingdom and offers an array of customized consulting services including model portfolios, advice on fund construction, and corporate governance services that are used by many of the leading financial advisers and fund platforms. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 12, 2010.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$4,632
Accounts receivable and other current assets	986
Other non-current assets	1,632
Intangible assets	9,266
Goodwill	12,422
Deferred revenue	(2,633)
Accounts payable and accrued and other current liabilities	(1,342)
Deferred tax liability--non-current	(2,317)
Other non-current liabilities	(77)
Total purchase price	$22,569

The allocation includes $9,266,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$7,073	13
Technology-based assets	1,424	5
Intellectual property (trademarks and trade names)	769	10
Total intangible assets	$9,266	12

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

Realpoint, LLC

In May 2010, we acquired Realpoint, LLC (Realpoint), a Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in structured finance. Realpoint offers securities ratings, research, surveillance services, and data to help institutional investors identify credit risk in commercial mortgage-backed securities. Institutional investment firms subscribe to Realpoint's ratings and analytics, including money managers who invest in commercial mortgage-backed securities. We began including the financial results of this acquisition in our Consolidated Financial Statements on May 3, 2010. In 2011, we renamed Realpoint as Morningstar Credit Ratings, LLC.

In conjunction with this acquisition, we paid $38,327,000 in cash, net of cash acquired, and issued 199,174 shares of restricted stock to the selling employee-shareholders. Because of the terms of the restricted share agreements and in accordance with FASB ASC 805, Business Combinations, we account for these grants as stock-based compensation expense and not as part of the acquisition consideration. See Note 10 for additional information concerning the accounting for this restricted stock.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$5,489
Accounts receivable and other current assets	3,567
Other non-current assets	738
Deferred tax asset--non-current	195
Intangible assets	19,120
Goodwill	24,903
Deferred revenue	(7,316)
Accounts payable and accrued and other current liabilities	(2,785)
Other non-current liabilities	(95)
Total purchase price	$43,816

The allocation includes $19,120,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,000	10
Technology-based assets	13,610	10
Intellectual property (trademarks and trade names)	300	1
Non-competition agreement	210	6
Total intangible assets	$19,120	10

Goodwill of $24,903,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity for Morningstar to enter the structured finance ratings and analysis business.

The value assigned to goodwill, intangible assets, and restricted stock at the date of grant are deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Increased Ownership Interest in Morningstar Danmark A/S

In July 2010, we acquired an additional 75% interest in Morningstar Danmark A/S (Morningstar Denmark), increasing our ownership to 100% from 25%. Morningstar Denmark's main offering is the investment information website for individual investors, Morningstar.dk, which provides fund and ETF data, portfolio tools, and market analysis. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on July 1, 2010.

Morningstar Denmark's total estimated fair value of $20,192,000 includes $15,467,000 in cash paid to acquire the remaining 75% interest in Morningstar Denmark and $4,725,000 related to the 25% of Morningstar Denmark we previously held. We determined the fair value of the previously held 25% investment independent of the acquired controlling interest and recorded a non-cash holding gain of $4,564,000. The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$915
Accounts receivable and other current assets	632
Other non-current assets	65
Intangible assets	9,854
Goodwill	12,342
Deferred revenue	(496)
Deferred tax liability	(2,504)
Other current and non-current liabilities	(616)
Total fair value of Morningstar Denmark	$20,192

The allocation includes $9,854,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$9,130	14
Technology-based assets	724	6
Total intangible assets	$9,854	13

We recognized a deferred tax liability of $2,504,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $12,342,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar's full suite of products and services to investors in Denmark and further leveraging Morningstar's global reach, investment databases, and technology expertise.

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

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Accounts receivable and other current assets	$163
Other non-current assets	9
Intangible assets	6,300
Goodwill	9,028
Deferred revenue	(1,364)
Accounts payable and accrued and other current liabilities	(23)
Total purchase price	$14,113

The allocation includes $6,300,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$4,100	20
Technology-based assets	2,100	9
Intellectual property (trademarks and trade names)	100	10
Total intangible assets	$6,300	16

The goodwill value of $9,028,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity to combine Morningstar's strength in variable annuity subaccount data and modeling tools with AI Report's product-level data and proprietary methodologies.

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

The combined purchase price for these two acquisitions was $6,113,000 less acquired cash.

For these two acquisitions, the following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$1,442
Accounts receivable and other current assets	939
Other non-current assets	179
Intangible assets	2,661
Goodwill	3,869
Deferred revenue	(159)
Accounts payable and accrued and other current liabilities	(576)
Deferred tax liability--non-current	(800)
Total purchase price	$7,555

The allocation includes $2,661,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,835	10
Technology-based assets	447	4
Intellectual property (trademarks and trade names)	379	10
Total intangible assets	$2,661	9

2009 Acquisitions

Equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc.

In May 2009, we acquired the equity research and data business of C.P.M.S. Computerized Portfolio Management Services Inc. (CPMS) for $13,885,000 in cash. CPMS tracks fundamental equity data for approximately 4,000 securities in the United States and Canada and provides earnings estimates for Canadian stocks. In addition, CPMS' flagship software platform, the Equity Market Service, fully integrates fundamental and expected earnings data to generate a wide range of applications such as stock, industry, and market analysis; construction of long and short strategies with its proprietary ranking and screening system; stock and portfolio sensitivity analysis; and portfolio analytics. CPMS' equity research and data business also includes eight distinct quantitatively driven model portfolios covering value, growth, income generating, momentum, and short-selling investment styles for the U.S. and Canadian equity markets. We began including the financial results of this acquisition in our Consolidated Financial Statements on May 1, 2009.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Accounts receivable	$352
Other current assets	54
Deferred tax asset--non-current	228
Intangible assets	8,588
Goodwill	5,727
Deferred revenue	(237)
Accounts payable and accrued liabilities	(145)
Other liabilities--non-current	(682)
Total purchase price	$13,885

The allocation includes $8,588,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,118	13
Technology-based assets	3,210	8
Intellectual property (trademarks and trade names)	260	10
Total intangible assets	$8,588	11

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

Logical Information Machines, Inc.

In December 2009, we acquired Logical Information Machines, Inc. (LIM), a leading provider of data and analytics for the energy, financial, and agriculture sectors, for $54,262,000 in cash including post-closing adjustments. LIM is a pioneer in providing market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data. LIM collects, unifies, and conducts quality assurance on data from more than 200 data sources in the energy, financial, and agriculture sectors and provides clients with one central source for data intelligence and analysis. LIM's clients can also use LIM's tools to analyze their own proprietary data. In 2011, we renamed LIM as Morningstar Commodity Data, Inc.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at December 31, 2009, the date of acquisition, for LIM:

($000)
Investments	$2,233
Accounts receivable	1,551
Other current assets	391
Property and equipment	477
Other assets--non-current	4,473
Intangible assets	23,800
Goodwill	34,298
Deferred revenue	(511)
Accounts payable and accrued liabilities	(2,124)
Other current liabilities	(411)
Other liabilities--non-current	(1,078)
Deferred tax liability--non-current	(8,837)
Total purchase price	$54,262

The allocation includes $23,800,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$13,800	15
Technology-based assets	9,000	10
Intellectual property (trademarks and trade names)	1,000	10
Total intangible assets	$23,800	13

The deferred tax liability of $8,837,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $34,298,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired for LIM. We paid this premium for a number of reasons, including the strategic benefit of expanding our core data and software businesses and gaining access to several new industries via a new distribution channel for Morningstar. LIM currently serves about 130 clients including some of the world's largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms. The goodwill we recorded is not considered deductible for income tax purposes.

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

•
Intech Pty Ltd (Intech) is a provider of multimanager and investment portfolio solutions in Sydney, Australia. Intech also manages a range of single sector, alternative strategy, and diversified investment portfolios, has one of the leading separately managed account databases in Australia, and offers the Intech Desktop Consultant, a research software product for institutions. We began including the financial results of this acquisition in our Consolidated Financial Statements on June 30, 2009. In 2010, we renamed Intech as Ibbotson Associates, Australia.

•
Canadian Investment Awards and Gala is Canada's marquee investment awards program, recognizing excellence in products and firms within the financial services industry. We began including the financial results of this acquisition in our Consolidated Financial Statements on December 17, 2009.

The total purchase price of these four acquisitions was $5,686,000, net of cash acquired. This entire amount was substantially paid in 2009. The following table summarizes our allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition for these four acquisitions:

($000)
Cash and cash equivalents	$1,295
Accounts receivable	2,342
Other current assets	515
Other non-current assets	135
Intangible assets	4,306
Goodwill	3,225
Accounts payable and accrued liabilities	(4,026)
Deferred tax liability--non-current	(511)
Other non-current liabilities	(300)
Total purchase price	$6,981

The allocation includes $4,306,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$3,135	10
Technology-based assets	971	9
Intellectual property (trademarks and trade names)	173	8
Non-competition agreement	27	4
Total intangible assets	$4,306	10

The deferred tax liability of $511,000 is primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes. Approximately $1,344,000 of the intangible assets is deductible for income tax purposes over a period of approximately 15 years from the acquisition date.

Goodwill of $3,225,000 represents the premium we paid over the fair value of the net tangible and intangible assets we acquired with these acquisitions. We paid this premium for a number of reasons, including the strategic benefit of broadening our database to include a global financial filings database, expanding our library of communications materials to include financial charts and communication materials for financial advisors in Canada, expanding our international presence in fund-of-funds investment management to Australia, and continuing to build our brand name by acquiring and rebranding Canada's marquee investment awards program, which recognizes excellence in products and firms within the financial services industry.

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

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2010 to December 31, 2011:

($000)
Balance as of January 1, 2010	$249,492
Adjustments to 2009 Acquisitions:
Acquisition of the equity research and data business of CPMS	(249)
Acquisition of Logical Information Machines, Inc.	(252)
Goodwill for four other acquisitions completed in 2009	(492)
Goodwill for Morningstar Korea	(121)
2010 Acquisitions:
Acquisition of Aegis Equities Research	5,534
Acquisition of Old Broad Street Research, Ltd.	12,422
Acquisition of Realpoint, LLC	23,103
Acquisition of remaining ownership in Morningstar Denmark	12,342
Acquisition of annuity intelligence business of Advanced Sales and Marketing Corp.	8,921
Acquisition of Footnoted business of Financial Fineprint Inc. and Seeds Group	3,972
Other, primarily currency translation	2,989
Balance as of December 31, 2010	$317,661
Adjustments to 2010 Acquisitions:
Acquisition of Aegis Equities Research	(417)
Acquisition of Realpoint, LLC	1,800
Acquisition of annuity intelligence business of Advanced Sales and Marketing Corp.	107
Acquisition of Footnoted business of Financial Fineprint Inc. and Seeds Group	(103)
Other, primarily currency translation	(556)
Balance as of December 31, 2011	$318,492

We did not record any impairment losses in 2011, 2010, or 2009, respectively as the estimated fair values exceeded the carrying values of the reporting units.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2011				As of December 31, 2010
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,293	$(20,455)	$11,838	9	$33,990	$(15,970)	$18,020	10
Customer-related assets	134,396	(52,611)	81,785	12	130,675	(39,951)	90,724	11
Supplier relationships	240	(84)	156	20	240	(72)	168	20
Technology-based assets	80,694	(35,130)	45,564	9	78,651	(25,682)	52,969	9
Non-competition agreement	1,751	(1,285)	466	4	1,751	(909)	842	4
Intangible assets related to acquisitions with preliminary purchase price allocations	—	—	—	—	6,407	(107)	6,300	10
Total intangible assets	$249,374	$(109,565)	$139,809	10	$251,714	$(82,691)	$169,023	10

In 2011, we recorded an impairment loss of approximately $800,000 for the masthead related to one of the magazines we acquired from Aspect Huntley in 2006. We did not record any impairment losses in 2010 or 2009, respectively.

The following table summarizes our amortization expense related to intangible assets:

($000)	2011	2010	2009
Amortization expense	$27,267	$24,850	$18,963

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2011, we expect intangible amortization expense for 2012 and subsequent years as follows:

($000)
2012	23,803
2013	21,131
2014	19,907
2015	19,042
2016	14,441

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, changes in the estimated average useful life, and currency translations.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
($000)	2011	2010
Investment in MJKK	$19,662	$19,036
Other equity method investments	2,807	109
Investments accounted for using the cost method	5,173	5,117
Total investments in unconsolidated entities	$27,642	$24,262

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

	As of December 31
	2011	2010
Morningstar’s approximate ownership of MJKK	33%	34%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,797,704	¥3,197,000
Equivalent U.S. dollars ($000)	$36,146	$38,361

Other Equity Method Investments. As of December 31, 2011 and 2010, other equity method investments includes our investment in Morningstar Sweden AB (Morningstar Sweden). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of December 31, 2011 and 2010. As of December 31, 2011, other equity method investments also includes our investment in YCharts, Inc. (YCharts). In November 2011, we acquired a minority equity stake in YCharts for $2,450,000. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 20% as of December 31, 2011.

Cost Method Investments. As of December 31, 2011 and 2010, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. Its website, Bundle.com, uses data from third party sources to derive personalized recommendations on restaurants, bars, and shops. Bundle also has a spend tracking tool that helps individuals track how much they spend, where, and on what across all of their credit and debit card accounts. We did not record any impairment losses on our cost method investments in 2011 and 2010, respectively.

8. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2011	2010
Computer equipment	$35,269	$36,274
Capitalized software	25,918	27,308
Furniture and fixtures	19,918	18,816
Leasehold improvements	47,042	44,131
Telephone equipment	1,805	2,599
Construction in progress	8,993	1,545
Property, equipment, and capitalized software, at cost	138,945	130,673
Less accumulated depreciation	(70,749)	(68,568)
Property, equipment, and capitalized software, net	$68,196	$62,105

The following table shows the amount of capitalized software development costs included in construction in progress:

	As of December 31
($000)	2011	2010
Capitalized software development costs not yet placed into service	$6,122	$807

The following table summarizes our depreciation expense:

($000)	2011	2010	2009
Depreciation expense	$15,646	$14,814	$12,998

9. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2012	$16,856
2013	15,624
2014	15,975
2015	15,722
2016	15,413
Thereafter	67,036
Total	$146,626

The following table summarizes our rent expense including taxes, insurance, and other operating costs:

($000)	2011	2010	2009
Rent expense	$20,122	$18,638	$19,489

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets.

	As of December 31
($000)	2011	2010
Deferred rent	$27,282	$28,293

Liability for Vacant Office Space

In 2010, we recorded changes to our liability for vacant office space, primarily for the former Ibbotson headquarters. We increased the liability related to this vacant office space because we anticipated receiving lower sublease income and expected it would take more time than previously estimated to identify a tenant. In addition, we increased our liability for vacant office space related to the equity research and data business acquired from CPMS.

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities", as appropriate, on our Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2009 to December 31, 2011:

Liability for Vacant Office Space	($000)
Balance as of December 31, 2009	$3,371
Increase liability for vacant office space	1,005
Reduction of liability for lease and other related payments	(1,880)
Other, net	(67)
Balance as of December 31, 2010	2,429
Reduction of liability for lease and other related payments	(1,510)
Balance as of December 31, 2011	$919

10. Stock-Based Compensation

Stock-Based Compensation Plans

Our shareholders approved the Morningstar 2011 Stock Incentive Plan (the 2011 Plan) on May 17, 2011. As of that date we stopped granting awards under the Morningstar 2004 Stock Incentive Plan (the 2004 Plan). The 2004 Plan amended and restated the Morningstar 1993 Stock Option Plan, the Morningstar 2000 Stock Option Plan, and the Morningstar 2001 Stock Option Plan.
The 2011 Plan provides for a variety of stock-based awards, including, among other things, stock options, restricted stock units and restricted stock. We granted stock options, restricted stock units and restricted stock under the 2004 Plan.
All of our employees and our non-employee directors are eligible for awards under the 2011 Plan.
Grants awarded under the 2011 Plan or the 2004 Plan that are forfeited, canceled, settled, or otherwise terminated without a distribution of shares, or shares withheld by us in connection with the exercise of options, will be available for awards under the 2011 Plan. Any shares subject to awards under the 2011 Plan, but not under the 2004 Plan, that are withheld by us in connection with the payment of any required income tax withholding will be available for awards under the 2011 Plan.
The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(000)	2011
Shares available for future grants	4,981

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

($000)	2011	2010	2009
Restricted stock units	$12,765	$12,545	$10,591
Restricted stock	2,196	1,248	—
Stock options	342	—	1,002
Total stock-based compensation expense	$15,303	$13,793	$11,593

Income tax benefit related to the stock-based compensation expense	$3,535	$3,500	$3,625

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2011 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$27,111	32
Restricted stock	5,919	40
Stock options	1,849	39
Total unrecognized stock-based compensation expense	$34,879	34

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

Restricted Stock Units

Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted to employees vest ratably over a four-year period. Restricted stock units granted to non-employee directors vest ratably over a three-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit.

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - January 1, 2009	494,500	22,024	516,524	$55.17
Granted	373,829	—	373,829	38.89
Vested	(150,031)	—	(150,031)	53.27
Vested but deferred	(17,570)	17,570	—	—
Forfeited	(19,303)	—	(19,303)	50.05
RSUs Outstanding - December 31, 2009	681,425	39,594	721,019	46.99
Granted	399,349	—	399,349	47.76
Vested	(232,292)	—	(232,292)	47.77
Vested but deferred	(16,748)	16,748	—	—
Issued	—	(11,153)	(11,153)	49.29
Forfeited	(54,068)	—	(54,068)	46.70
RSUs Outstanding - December 31, 2010	777,666	45,189	822,855	47.14
Granted	292,398	—	292,398	57.36
Dividend equivalents	2,673	—	2,673	48.57
Vested	(256,623)	—	(256,623)	48.28
Vested but deferred	(1,753)	1,753	—	—
Issued	—	(26,866)	(26,866)	46.69
Forfeited	(73,318)	—	(73,318)	47.59
RSUs Outstanding - December 31, 2011	741,043	20,076	761,119	50.66

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Because of the terms of the restricted share agreements prepared in conjunction with the Realpoint acquisition, we account for the grant of restricted shares as stock-based compensation expense and not as part of the acquisition consideration. See Note 6, in the Notes to our Consolidated Financial Statements, for additional information concerning the Realpoint acquisition.

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the 2011 includes approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

Stock Options

Stock options granted to employees vest ratably over a four-year period. Grants to our non-employee directors vest ratably over a three-year period. All grants expire 10 years after the date of grant. Almost all of the options granted under the 2004 Stock Incentive Plan have a premium feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Options granted under the 2011 Plan have an exercise price equal to the fair market value on the grant date.

In May 2011, we granted 86,106 stock options under the 2004 Stock Incentive Plan. In November 2011, we granted 6,095 stock options under the 2011 Plan. We estimated the fair value of the options on the grant date using a Black-Scholes option-pricing model. The weighted average fair value of options granted during 2011 was $23.81 per share, based on the following assumptions:

Assumptions for Black-Scholes Option Pricing Model
Expected life (years):	7.4
Volatility factor:	35.1%
Dividend yield:	0.35%
Interest rate:	2.87%

The following tables summarize stock option activity in the past three years for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

	2011		2010		2009
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	648,885	$18.91	809,169	$17.75	1,110,652	$15.33
Granted	—	—	—	—	—	—
Canceled	—	—	(1,250)	14.21	(175)	15.14
Exercised	(250,026)	19.25	(159,034)	16.62	(301,308)	10.75
Options outstanding—end of year	398,859	19.72	648,885	18.91	809,169	17.75

Options exercisable—end of year	398,859	$19.72	648,885	$18.91	809,169	$17.75

	2011		2010		2009
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	1,207,540	$17.09	1,868,408	$16.15	2,942,706	$15.14
Granted	92,201	57.42	—	—	—	—
Canceled	(1,960)	16.04	(15,524)	13.72	(3,127)	21.99
Exercised	(479,229)	16.17	(645,344)	19.73	(1,071,171)	13.95
Options outstanding—end of year	818,552	22.76	1,207,540	17.09	1,868,408	16.15

Options exercisable—end of year	726,351	$18.36	1,207,540	$17.09	1,858,865	$16.02

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2011	2010	2009
Intrinsic value of options exercised	$29,899	$31,410	$37,356

The table below shows additional information for options outstanding and exercisable as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	353,498	0.92	$9.52	$17,649	353,498	0.92	$9.52	$17,649
$19.47 - $44.35	771,712	3.13	23.11	28,046	771,712	3.13	23.11	28,046
57.28 - $59.35	92,201	9.53	57.42	187	—	—	—	—

$8.57 - $59.35	1,217,411	2.97	21.76	$45,882	1,125,210	2.43	18.84	$45,695

Vested or Expected to Vest
$8.57 - $59.35	1,217,411	2.97	$21.76

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2011. The intrinsic value is based on our closing stock price of $59.45 on that date.

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

($000)	2011	2010	2009
Excess tax benefits related to stock-based compensation	$9,525	$7,507	$8,693

11. Related Party Transactions

In 2009, we determined that certain incentive stock options (ISOs) granted to three executives, including Tao Huang, our former chief operating officer, should have been treated as non-qualified stock options for the executives' and our income tax purposes. In the fourth quarter of 2009, we recorded an operating expense of $4,887,000 related to adjusting the tax treatment of these stock options that were originally considered ISOs. In the first quarter of 2010, we paid these individuals $4,887,000 to compensate for the difference in tax treatment.

12. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2011, we made matching contributions to our 401(k) plan in the United States in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period. In 2010, we made matching contributions to our 401(k) plan in the United States in an amount equal to 50 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period. In 2009, we suspended matching contributions to our 401(k) program in the United States.

The following table summarizes our matching contributions:

($000)	2011	2010	2009
401(k) matching contributions	$5,601	$3,321	$—

13. Non-Operating Income

The following table presents the components of our net non-operating income:

($000)	2011	2010	2009
Interest income	$3,679	$2,718	$3,364
Interest expense	(1,318)	(281)	(348)
Other income (expense), net	(652)	4,295	(82)
Non-operating income, net	$1,709	$6,732	$2,934

Interest income primarily reflects interest from our investment portfolio. Interest expense in 2011 of $1,318,000 includes approximately $900,000 related to the $1,400,000 of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Results.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to non-U.S. operations. It also includes realized gains and losses from our investment portfolio and royalty income from MJKK. In 2010, this category also includes the holding gain of $4,564,000 resulting from the difference between the estimated fair value and the book value of our investment in Morningstar Denmark; in 2009, it includes the holding gain of $352,000 resulting from the difference between the estimated fair value and the book value of our investment in Morningstar Korea. See Note 6 for additional information concerning Morningstar Denmark and Morningstar Korea.

14. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate:

($000)	2011	2010	2009
Income before income taxes and equity in net income of unconsolidated entities	$140,124	$127,791	$127,607
Equity in net income of unconsolidated entities	1,848	1,422	1,165
Net (income) loss attributable to the noncontrolling interest	43	(87)	132
Total	$142,015	$129,126	$128,904
Income tax expense	$43,658	$42,756	$46,775
Effective tax rate	30.7%	33.1%	36.3%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2011		2010		2009
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$49,705	35.0%	$45,194	35.0%	$45,117	35.0%
State income taxes, net of federal income tax benefit	1,376	1.0	1,756	1.3	3,470	2.7
Stock-based compensation activity	440	0.3	97	0.1	(396)	(0.3)
Disqualifying dispositions on incentive stock options	—	—	—	—	(68)	—
Non-U.S. withholding taxes, net of federal income tax effect, and foreign tax credits	346	0.2	77	0.1	(1,311)	(1.0)
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	394	0.3	(1,186)	(0.9)	1,221	0.9
Impact of equity in net income of unconsolidated entities	—	—	79	0.1	(70)	—
Difference between U.S. federal statutory and foreign tax rates	(2,393)	(1.7)	(2,567)	(2.0)	266	0.2
Non-deductible deposit penalty	—	—	—	—	1,384	1.1
Expenses related to treatment of stock options originally considered incentive stock options, subject to limitation for tax purposes	—	—	—	—	1,082	0.8
Adjustment to accruals for state taxes	—	—	(2,633)	(2.0)	—	—
Change in unrecognized tax benefits	3,126	2.2	2,869	2.2	(1,786)	(1.4)
Credits and incentives	(7,734)	(5.4)	(984)	(0.8)	(1,923)	(1.5)
Recognition of deferred tax assets	(1,778)	(1.3)	—	—	—	—
Other - net	176	0.1	54	—	(211)	(0.2)
Total income tax expense	$43,658	30.7%	$42,756	33.1%	$46,775	36.3%

Income tax expense consists of the following:

($000)	2011	2010	2009
Current tax expense:
U.S.
Federal	$41,520	$38,901	$41,347
State	1,808	2,445	4,942
Non-U.S.	5,756	4,122	3,856
Current tax expense	49,084	45,468	50,145
Deferred tax expense (benefit):
U.S.
Federal	(1,011)	61	(713)
State	(242)	(7)	(38)
Non-U.S.	(4,173)	(2,766)	(2,619)
Deferred tax benefit, net	(5,426)	(2,712)	(3,370)
Income tax expense	$43,658	$42,756	$46,775

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

($000)	2011	2010	2009
U.S.	$123,390	$112,357	$123,948
Non-U.S.	16,734	15,434	3,659
Income before income taxes and equity in net income of unconsolidated entities	$140,124	$127,791	$127,607

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2011	2010
Deferred tax assets:
Stock-based compensation expense	$5,567	$7,859
Accrued liabilities	7,789	5,728
Net operating loss carryforwards - U.S. federal and state	1,009	1,087
Net operating loss carryforwards - Non-U.S.	13,297	12,977
Research and development	631	—
Deferred royalty revenue	403	430
Allowance for doubtful accounts	503	461
Deferred rent	8,847	8,837
Unrealized exchange losses, net	159	—
Other	383	185
Total deferred tax assets	38,588	37,564

Deferred tax liabilities:
Acquired intangible assets	(17,558)	(22,287)
Property, equipment, and capitalized software	(8,523)	(8,439)
Unrealized exchange gains, net	—	(529)
Prepaid expenses	(1,724)	(1,856)
Accrued liabilities	—	(578)
Investments in unconsolidated entities	(9,580)	(9,471)
Other	—	(95)
Total deferred tax liabilities	(37,385)	(43,255)
Net deferred tax liability before valuation allowance	1,203	(5,691)
Valuation allowance	(12,039)	(11,424)
Net deferred tax liability	$(10,836)	$(17,115)

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2011	2010
Deferred tax asset, net - current	$5,104	$2,860
Deferred tax liability, net - non-current	(15,940)	(19,975)
Net deferred tax liability	$(10,836)	$(17,115)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
($000)		2011		2010
		Expiration Date		Expiration Date
U.S. federal NOLs subject to expiration dates	$2,587	2023	$2,811	2023

Our U.S. federal NOL carryforward as of December 31, 2011 of $2,587,000 is subject to limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, and therefore is limited to approximately $225,000 per year.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2011	2010
Non-U.S. NOLs subject to expiration dates from 2012 through 2031	$5,048	$3,113
Non-U.S. NOLs with no expiration date	45,002	45,934
Total	$50,050	$49,047

Non-U.S. NOLs not subject to valuation allowances	$5,284	$5,611

The increase in non-U.S. NOL carryforwards as of December 31, 2011 compared with 2010 primarily reflects additional NOL carryforwards in our non-U.S. operations as well as the impact of currency translations.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $66,000,000 as of December 31, 2011, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $5.3 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2007 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2005.

We are currently under audit by federal, state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2012. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2011, our Consolidated Balance Sheet included a current liability of $5,329,000 and a non-current liability of $6,200,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2011	2010
Gross unrecognized tax benefits - beginning of the year	$9,089	$6,069
Increases as a result of tax positions taken during a prior-year period	1,639	1,720
Decreases as a result of tax positions taken during a prior-year period	(876)	(150)
Increases as a result of tax positions taken during the current period	3,662	2,131
Decreases relating to settlements with tax authorities	(1,001)	(272)
Reductions as a result of lapse of the applicable statute of limitations	(324)	(409)
Gross unrecognized tax benefits - end of the year	$12,189	$9,089

In 2011, we recorded a net increase of $3,100,000 of gross unrecognized tax benefits, of which $4,426,000 increased our income tax expense by $3,956,000. In addition, we reduced our unrecognized tax benefits by $1,325,000 for settlements and lapses of statutes of limitations, of which $1,001,000 decreased our income tax expense by $1,001,000.

As of December 31, 2011, we had $12,189,000 of gross unrecognized tax benefits, of which $11,907,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9,827,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2011	2010
Liabilities for interest and penalties	$1,726	$1,526

We recorded the increase in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2011.

15. Contingencies

Life's Good S.T.A.B.L. Hedge Fund

In September 2011, three individual investors in Life's Good S.T.A.B.L. Mortgage hedge fund (LG), Marta Klass, Gregory Martin, and Richard Roellig, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against LG, its principal Robert Stinson, and several other parties, including Morningstar, Inc. (the Klass Matter). The claims against Morningstar relate to a 5-star rating LG obtained from Morningstar. Hedge fund managers self-report their performance data to Morningstar.
More than a year before the Klass Matter, in June 2010, the SEC filed suit against LG and other entities claiming they were part of a Ponzi scheme operated by Stinson. As a result, LG and the other entities were placed in court-appointed receivership. Morningstar was not part of the SEC suit or receivership. Since that time, the Receiver, as part of his duties, has been investigating whether to assert claims against third parties. Morningstar is aware of 13 lawsuits filed by the Receiver seeking to recover money for the fund. As part of that investigation, Morningstar has been responding to discovery requests and has had discussions with the Receiver. The Receiver has not filed a case against Morningstar, and Morningstar does not know whether a case will be filed.
The separate Klass Matter was filed in September 2011 against LG, Stinson, and several other parties, including Morningstar, in which plaintiffs claim that Morningstar committed fraud and aided and abetted the other defendants' breach of fiduciary duty through the 5-star rating LG obtained from Morningstar. The plaintiffs seek unspecified damages.
Morningstar filed a motion to dismiss the complaint. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the action. Morningstar believes the allegations against it have no legal or factual basis and plans to re-file its motion to dismiss the case once the stay is lifted. While Morningstar is vigorously contesting the claims asserted, we cannot predict the outcome of the proceeding.
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

We have not provided an estimate of loss or range of loss in connection with the matters described above because no such estimate can reasonably be made.

Other Matters

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

16. Quarterly Dividend and Share Repurchase Programs

On December 9, 2011, our board of directors declared a quarterly dividend of 10 cents per share, payable on January 31, 2012 to shareholders of record as of January 13, 2012. As of December 31, 2011, we recorded a liability for dividends payable of $5,009,000.

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the $100 million share repurchase program it announced in 2010. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of December 31, 2011, we had repurchased a total of 798,337 shares for $44,456,000 under this authorization.

17. Subsequent Events

In January 2012, we acquired a minority equity stake in HelloWallet LLC (HelloWallet) for approximately $6.7 million. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. Our ownership interest in HelloWallet is approximately 15%. We plan to account for this investment using the cost method.

In February 2012, our board of directors declared a quarterly dividend of 10 cents per share. The dividend is payable on April 30, 2012 to shareholders of record as of April 13, 2012.

On February 17, 2012, a large Investment Consulting client notified us that it will be moving to in-house management of several fund of funds portfolios in April 2012. We received about $12.4 million in revenue from our work on these portfolios in 2011, which represented 2% of our consolidated revenue and a larger percentage of our consolidated operating income.

18. Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We do not expect the provisions of ASU No. 2011-08 to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration.

19. Selected Quarterly Financial Data (unaudited)

	2010				2011
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$128,290	$136,091	$139,817	$151,153	$151,767	$161,011	$160,051	$158,571
Total operating expense (1)	97,348	108,424	109,656	118,864	119,958	122,404	126,187	124,436
Operating income	30,942	27,667	30,161	32,289	31,809	38,607	33,864	34,135
Non-operating income (expense), net	(179)	21	6,206	684	774	9	(579)	1,505
Income before income taxes and equity in net income of unconsolidated entities	30,763	27,688	36,367	32,973	32,583	38,616	33,285	35,640
Income tax expense	10,995	10,225	11,917	9,619	10,518	12,724	12,343	8,073
Equity in net income (loss) of unconsolidated entities	389	454	333	246	374	595	428	451
Consolidated net income	20,157	17,917	24,783	23,600	22,439	26,487	21,370	28,018
Net (income) loss attributable to the noncontrolling interests	31	85	(106)	(97)	98	(2)	10	(63)
Net income attributable to Morningstar, Inc.	$20,188	$18,002	$24,677	$23,503	$22,537	$26,485	$21,380	$27,955

Net income per share attributable to Morningstar, Inc.
Basic	$0.41	$0.37	$0.50	$0.47	$0.45	$0.53	$0.42	$0.56
Diluted	$0.40	$0.36	$0.49	$0.46	$0.44	$0.52	$0.42	$0.55

Dividends per common share:
Dividends declared per common share	$—	$—	$0.05	$—	$0.05	$0.05	$0.05	$0.10
Dividends paid per common share	$—	$—	$—	$—	$0.05	$0.05	$0.05	$0.05

Weighted average shares outstanding:
Basic	48,828	49,234	49,401	49,523	49,800	50,165	50,278	49,883
Diluted	50,332	50,533	50,544	50,761	50,953	51,142	51,123	50,732

	2010				2011
(in thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(1) Includes stock-based compensation expense of:	$2,937	$3,655	$3,745	$3,456	$3,649	$3,843	$3,951	$3,860

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 - Election of Directors, Board of Directors and Corporate Governance - Independent Directors, Board of Directors and Corporate Governance - Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2012 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

We have adopted a code of ethics, which is posted in the Investor Relations section of our website at http://corporate.morningstar.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. Shareholders may request a free copy of these documents by sending an e-mail to investors@morningstar.com.

Item 11. Executive Compensation

The information contained under the headings Board of Directors and Corporate Governance—Directors' Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Committee Interlocks and Insider Participation, and Executive Compensation in the Proxy Statement is incorporated herein by reference in response to this item.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings Certain Relationships and Related Party Transactions and Board of Directors and Corporate Governance - Independent Directors in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information contained under the headings Audit Committee Report and Principal Accounting Firm Fees in the Proxy Statement is incorporated herein by reference in response to this item.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8--Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income--Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Comprehensive Income--Years ended December 31, 2011, 2010, and 2009
Consolidated Balance Sheets--December 31, 2011 and 2010
Consolidated Statements of Equity--Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows--Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 24, 2012 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011.

The report of Ernst & Young LLP dated February 28, 2011 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2011	$1,056	$1,237	$(1,458)	$835
2010	1,339	413	(696)	1,056
2009	466	1,292	(419)	1,339

 3. Exhibits

Exhibit	Description
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

10.4*	Morningstar 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011.
10.5*	Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2005.
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

10.12*
Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the June 2011 10-Q).

10.13*	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.2 to the June 2011 10-Q.
10.14*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.15*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.16*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the September 2011 10-Q).

10.17*	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 to the September 2011 10-Q.
10.18*†	Form of Morningstar 2011 Stock Incentive Plan Stock Option Agreement.
10.19*†	Form of Morningstar 2011 Stock Incentive Plan Director Stock Option Agreement.

10.20*	Purchase Agreement dated April 30, 2003 between Morningstar and David Williams is incorporated by reference to Exhibit 10.9 to the Registration Statement.
10.21*	First Amendment to Purchase Agreement dated as of February 1, 2006 between Morningstar and David Williams is incorporated by reference to Exhibit 10.2 to the February 2006 8-K.
10.22*
Agreement dated as of February 18, 2010 between Tao Huang and Morningstar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 18, 2010.

10.23*
Separation Agreement dated as of November 10, 2010 between Morningstar Associates, Morningstar, and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on November 10, 2010.

10.24*
Separation Agreement dated as of January 27, 2011 between Morningstar and Tao Huang is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on January 28, 2011.

21.1†	Subsidiaries of Morningstar.
23.1†	Consent of KPMG LLP
23.2†	Consent of Ernst & Young LLP
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101^†
The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 24, 2012.

MORNINGSTAR, INC.

By:	/s/ Joe Mansueto
Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 24, 2012
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	February 24, 2012
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	February 24, 2012
Donald J. Phillips II

/s/ Cheryl Francis	Director	February 24, 2012
Cheryl Francis

/s/ Steven Kaplan	Director	February 24, 2012
Steven Kaplan

/s/ Bill Lyons	Director	February 24, 2012
Bill Lyons

/s/ Jack Noonan	Director	February 24, 2012
Jack Noonan

/s/ Paul Sturm	Director	February 24, 2012
Paul Sturm

/s/ Hugh Zentmyer	Director	February 24, 2012
Hugh Zentmyer