Form 10-K/A
period 2011-12-31
Morningstar, Inc.
filed 2012-03-16
CIK 1289419

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

EXPLANATORY NOTE

On February 24, 2012, Morningstar, Inc. (the Company) filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission. The Company is providing Item 1 of Part I of Form 10-K in this Form 10-K/A filing to correctly reflect the totals for retirement plan participants, plan sponsors, and plan providers who had access to its Retirement Solutions programs (24.7 million, approximately 192,000, and 25, respectively) as of December 31, 2011. Except as set forth above, no other changes are made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As detailed on page 5, we currently provide extensive data on approximately 375,000 investments globally, including managed investment products, individual securities, capital markets data, real-time stock quotes from nearly all of the world's major stock exchanges, and a live data feed that covers exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics.

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

As of December 31, 2011, approximately 24.7 million plan participants had access to Retirement Solutions through approximately 192,000 plan sponsors and 25 plan providers. Pricing for Retirement Solutions depends on several different factors, including the level of services offered, the number of participants, our fiduciary role, the level of systems integration required, and the availability of competing products.

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

Major Competitors by Product

	Licensed Data	Investment Consulting	Morningstar Advisor Workstation	Morningstar.com	Morningstar Direct	Retirement Solutions
Advent Software			•
Bloomberg	•				•
eVestment Alliance	•				•
FactSet Research Services	•				•
Financial Engines						•
Financial Express	•		•
Interactive Data Corporation	•
Mercer		•
News Corporation*				•
Russell Investments		•
Standard & Poor's	•		•
Thomson Reuters**	•	•	•		•
Wilshire Associates		•			•
Yahoo!				•
Zephyr Associates					•

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

 3. Exhibits

Exhibit	Description
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2012.

MORNINGSTAR, INC.

By:	/s/ Scott Cooley
Scott Cooley
Title: Chief Financial Officer