Form 10-Q
period 2012-03-31
Morningstar, Inc.
filed 2012-05-02
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 27, 2012, there were 49,594,723 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in thousands except per share amounts)	2012	2011

Revenue	$160,759	$151,767

Operating expense (1):
Cost of goods sold	50,316	40,669
Development	13,365	11,988
Sales and marketing	28,326	26,482
General and administrative	28,178	30,617
Depreciation and amortization	10,175	10,202
Total operating expense	130,360	119,958

Operating income	30,399	31,809

Non-operating income (expense):
Interest income, net	869	524
Other income (expense), net	(210)	250
Non-operating income, net	659	774

Income before income taxes and equity in net income of unconsolidated entities	31,058	32,583

Income tax expense	11,511	10,518

Equity in net income of unconsolidated entities	566	374

Consolidated net income	20,113	22,439

Net loss attributable to the noncontrolling interest	24	98

Net income attributable to Morningstar, Inc.	$20,137	$22,537

Net income per share attributable to Morningstar, Inc.:
Basic	$0.40	$0.45
Diluted	$0.40	$0.44

Dividends per common share:
Dividends declared per common share	$0.10	$0.05
Dividends paid per common share	$0.10	$0.05

Weighted average shares outstanding:
Basic	49,938	49,800
Diluted	50,758	50,953

	Three months ended March 31
	2012	2011
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,089	$879
Development	499	471
Sales and marketing	479	422
General and administrative	1,799	1,877
Total stock-based compensation expense	$3,866	$3,649

 See notes to unaudited condensed consolidated financial statements.
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in thousands)	2012	2011

Consolidated net income	$20,113	$22,439

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,965	9,302
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	909	438
Reclassification of (gains) losses included in net income	55	(41)
Other comprehensive income	7,929	9,699

Comprehensive income	28,042	32,138
Comprehensive loss attributable to noncontrolling interest	107	112
Comprehensive income attributable to Morningstar, Inc.	$28,149	$32,250

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in thousands except share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$165,348	$200,437
Investments	278,298	269,755
Accounts receivable, less allowance of $951 and $835, respectively	121,396	113,312
Deferred tax asset, net	4,570	5,104
Income tax receivable, net	3,554	7,445
Other	20,864	15,980
Total current assets	594,030	612,033
Property, equipment, and capitalized software, net	73,576	68,196
Investments in unconsolidated entities	34,943	27,642
Goodwill	322,016	318,492
Intangible assets, net	134,994	139,809
Other assets	6,826	5,912
Total assets	$1,166,385	$1,172,084

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$46,032	$41,403
Accrued compensation	39,951	73,124
Deferred revenue	171,013	155,494
Other	370	612
Total current liabilities	257,366	270,633
Accrued compensation	6,171	5,724
Deferred tax liability, net	14,556	15,940
Deferred rent	15,613	14,604
Other long-term liabilities	8,413	8,167
Total liabilities	302,119	315,068

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 49,895,998 and 50,083,940 shares were outstanding as of March 31, 2012 and December 31, 2011, respectively	5	5
Treasury stock at cost, 1,419,936 shares as of March 31, 2012 and 980,177 shares as of December 31, 2011	(73,476)	(46,701)
Additional paid-in capital	502,488	491,432
Retained earnings	424,086	409,022
Accumulated other comprehensive income (loss):
Currency translation adjustment	8,984	1,936
Unrealized gain (loss) on available-for-sale investments	640	(324)
Total accumulated other comprehensive income	9,624	1,612
Total Morningstar, Inc. shareholders’ equity	862,727	855,370
Noncontrolling interest	1,539	1,646
Total equity	864,266	857,016
Total liabilities and equity	$1,166,385	$1,172,084
 See notes to unaudited condensed consolidated financial statements.
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2012

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2011	50,083,940	$5	$(46,701)	$491,432	$409,022	$1,612	$1,646	$857,016

Net income (loss)		—	—	—	20,137	—	(24)	20,113
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $503		—	—	—	—	909	—	909
Reclassification of adjustments for losses included in net income, net of income tax of $31		—	—	—	—	55	—	55
Foreign currency translation adjustment, net		—	—	—	—	7,048	(83)	6,965
Other comprehensive income (loss), net		—	—	—	—	8,012	(83)	7,929
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	253,963	—	103	3,803	—	—	—	3,906
Stock-based compensation — restricted stock units		—	—	3,278	—	—	—	3,278
Stock-based compensation — restricted stock		—	—	444	—	—	—	444
Stock-based compensation — stock-options		—	—	144	—	—	—	144
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	3,313	—	—	—	3,313
Common shares repurchased	(441,905)	—	(26,878)	—	—	—	—	(26,878)
Dividends declared — common shares outstanding		—	—	—	(4,998)	—	—	(4,998)
Dividends declared — restricted stock units		—	—	74	(75)	—	—	(1)

Balance as of March 31, 2012	49,895,998	$5	$(73,476)	$502,488	$424,086	$9,624	$1,539	$864,266

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in thousands)	2012	2011

Operating activities
Consolidated net income	$20,113	$22,439
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	10,175	10,202
Deferred income taxes	(1,453)	(677)
Stock-based compensation expense	3,866	3,649
Provision for bad debt	525	285
Equity in net income of unconsolidated entities	(566)	(374)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(3,313)	(4,122)
Other, net	310	(512)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,439)	(3,357)
Other assets	(3,758)	1,453
Accounts payable and accrued liabilities	703	(2,600)
Accrued compensation	(35,168)	(26,876)
Income taxes—current	7,369	5,297
Deferred revenue	14,165	9,847
Deferred rent	716	(399)
Other liabilities	(621)	91
Cash provided by operating activities	5,624	14,346

Investing activities
Purchases of investments	(344,391)	(67,352)
Proceeds from maturities and sales of investments	338,146	62,359
Capital expenditures	(8,994)	(5,037)
Purchases of cost method investments	(6,750)	—
Other, net	9	(14)
Cash used for investing activities	(21,980)	(10,044)

Financing activities
Proceeds from stock-option exercises, net	3,906	4,921
Excess tax benefits from stock-option exercises and vesting of restricted stock units	3,313	4,122
Common shares repurchased	(23,033)	—
Dividends paid	(5,012)	(2,494)
Other, net	(17)	(214)
Cash provided by (used for) financing activities	(20,843)	6,335

Effect of exchange rate changes on cash and cash equivalents	2,110	2,561
Net increase (decrease) in cash and cash equivalents	(35,089)	13,198
Cash and cash equivalents—beginning of period	200,437	180,176
Cash and cash equivalents—end of period	$165,348	$193,374

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,553	$6,962
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$1,498	$609

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board
SEC: Securities and Exchange Commission

2.	Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

In addition, effective January 1, 2012, we adopted FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

3.	Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2011 to March 31, 2012:

($000)
Balance as of December 31, 2011	$318,492
Net change, primarily currency translation	3,524
Balance as of March 31, 2012	$322,016

We did not record any significant impairment losses in the first quarter of 2012 or 2011. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2012				As of December 31, 2011
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,331	$(21,214)	$11,117	9	$32,293	$(20,455)	$11,838	9
Customer-related assets	135,888	(56,268)	79,620	12	134,396	(52,611)	81,785	12
Supplier relationships	240	(87)	153	20	240	(84)	156	20
Technology-based assets	81,240	(37,523)	43,717	9	80,694	(35,130)	45,564	9
Non-competition agreement	1,766	(1,379)	387	4	1,751	(1,285)	466	4
Total intangible assets	$251,465	$(116,471)	$134,994	10	$249,374	$(109,565)	$139,809	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
($000)	2012	2011
Amortization expense	$6,055	$6,513

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2012 and subsequent years as follows:

($000)
2012	$24,040
2013	21,319
2014	20,064
2015	19,192
2016	14,570
2017	9,967

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, changes in the estimated average useful life, and currency translations.

4.	Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended March 31
(in thousands, except per share amounts)	2012	2011

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$20,137	$22,537
Less: Distributed earnings available to participating securities	(16)	(10)
Less: Undistributed earnings available to participating securities	(46)	(79)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$20,075	$22,448

Weighted average common shares outstanding	49,938	49,800

Basic net income per share attributable to Morningstar, Inc.	$0.40	$0.45

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$20,075	$22,448
Add: Undistributed earnings allocated to participating securities	46	79
Less: Undistributed earnings reallocated to participating securities	(45)	(78)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$20,076	$22,449

Weighted average common shares outstanding	49,938	49,800
Net effect of dilutive stock options and restricted stock units	820	1,153
Weighted average common shares outstanding for computing diluted income per share	50,758	50,953

Diluted net income per share attributable to Morningstar, Inc.	$0.40	$0.44

5.	Segment and Geographical Area Information

Morningstar has two operating segments:

•
Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data (formerly Licensed Data), Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that helps institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients.

The Investment Information segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

•	Investment Management. The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Advisory Services (formerly Investment Consulting), which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients' taxable and tax-deferred accounts. In addition, we offer Managed Portfolios through our subsidiary Ibbotson Australia which provides asset management services primarily to institutional clients and individual investors.

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

The following tables present information about our operating segments and by geographical area:

	Three months ended March 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$126,925	$33,834	$—	$160,759
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	93,438	15,953	6,928	116,319
Stock-based compensation expense	2,559	551	756	3,866
Depreciation and amortization	2,244	39	7,892	10,175
Operating income (loss)	$28,684	$17,291	$(15,576)	$30,399

U.S. capital expenditures				$7,397
Non-U.S. capital expenditures				$1,597

	Three months ended March 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$120,399	$31,368	$—	$151,767
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	83,763	13,838	8,506	106,107
Stock-based compensation expense	2,470	442	737	3,649
Depreciation and amortization	1,859	42	8,301	10,202
Operating income (loss)	$32,307	$17,046	$(17,544)	$31,809

U.S. capital expenditures				$1,930
Non-U.S. capital expenditures				$3,107

	As of March 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$280,320	$41,696	$—	$322,016

	As of December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,059	$41,433	$—	$318,492

External revenue by geographical area
	Three months ended March 31
($000)	2012	2011
United States	$114,469	$108,181
United Kingdom	13,736	12,847
Europe, excluding the United Kingdom	12,055	11,580
Australia	9,348	9,293
Canada	7,350	6,617
Asia, excluding Japan	2,369	2,064
Japan	979	931
Other	453	254
Total Non-U.S.	46,290	43,586

Total	$160,759	$151,767

Long-lived assets by geographical area
	As of March 31	As of December 31
($000)	2012	2011
United States	$49,769	$44,572
United Kingdom	7,967	7,512
Europe, excluding the United Kingdom	2,826	2,629
Australia	1,384	1,415
Canada	2,063	2,076
Asia, excluding Japan	9,282	9,656
Japan	240	282
Other	45	54
Total Non-U.S.	23,807	23,624

Total	$73,576	$68,196

6.	Investments and Fair Value Measurements

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

	As of March 31	As of December 31
($000)	2012	2011
Available-for-sale	$255,195	$247,917
Held-to-maturity	17,023	16,347
Trading securities	6,080	5,491
Total	$278,298	$269,755

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2012				As of December 31, 2011
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$116,672	$69	$(430)	$116,311	$139,099	$72	$(402)	$138,769
Corporate bonds	91,259	62	(241)	91,080	61,589	14	(280)	61,323
Commercial paper	28,117	6	(6)	28,117	29,964	2	(7)	29,959
Equity securities and exchange-traded funds	8,839	808	(221)	9,426	8,461	368	(558)	8,271
Mutual funds	9,304	988	(31)	10,261	9,298	363	(66)	9,595
Total	$254,191	$1,933	$(929)	255,195	$248,411	$819	$(1,313)	$247,917

Held-to-maturity:
Certificates of deposit	$17,023	$—	$—	$17,023	$16,347	$—	$—	$16,347

As of March 31, 2012 and December 31, 2011, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2012 and December 31, 2011. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2012		As of December 31, 2011
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$166,640	$166,276	$155,651	$155,247
Due in one to two years	69,408	69,232	75,001	74,804
Equity securities, exchange-traded funds, and mutual funds	18,143	19,687	17,759	17,866
Total	$254,191	$255,195	$248,411	$247,917

Held-to-maturity:
Due in one year or less	$17,018	$17,018	$16,342	$16,342
Due in one to three years	5	5	5	5
Total	$17,023	$17,023	$16,347	$16,347

As of March 31, 2012 and December 31, 2011, held-to-maturity investments include a $1,600,000 certificate of deposit held as collateral against two bank guarantees for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2012	2011
Realized gains	$212	$64
Realized losses	(298)	—
Realized gains (losses), net	$(86)	$64

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2012	2011
Unrealized gains, net	$428	$45

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of March 31, 2012
	as of	Using Fair Value Hierarchy
($000)	March 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$116,311	$—	$116,311	$—
Corporate bonds	91,080	—	91,080	—
Commercial paper	28,117	—	28,117	—
Equity securities and exchange-traded funds	9,426	9,426	—	—
Mutual funds	10,261	10,261	—	—
Trading securities	6,080	6,080	—	—
Cash equivalents	14,979	14,979	—	—
Total	$276,254	$40,746	$235,508	$—

	Fair Value	Fair Value Measurements as of December 31, 2011
	as of	Using Fair Value Hierarchy
($000)	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$138,769	$—	$138,769	$—
Corporate bonds	61,323	—	61,323	—
Commercial paper	29,959	—	29,959	—
Equity securities and exchange-traded funds	8,271	8,271	—	—
Mutual funds	9,595	9,595	—	—
Trading securities	5,491	5,491	—	—
Cash equivalents	30,818	30,818	—	—
Total	$284,226	$54,175	$230,051	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of March 31, 2012 or December 31, 2011.

7.	Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of March 31	As of December 31
($000)	2012	2011
Investment in MJKK	$20,172	$19,662
Other equity method investments	2,801	2,807
Investments accounted for using the cost method	11,970	5,173
Total investments in unconsolidated entities	$34,943	$27,642

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

	As of March 31	As of December 31
	2012	2011
Morningstar’s approximate ownership of MJKK	33%	33%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,366,418	¥2,797,704
Equivalent U.S. dollars ($000)	$40,936	$36,146

Other Equity Method Investments. As of March 31, 2012 and December 31, 2011, other equity method investments consist of our investment in Morningstar Sweden AB (Morningstar Sweden) and YCharts, Inc. (YCharts). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of March 31, 2012 and December 31, 2011. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 20% as of March 31, 2012 and December 31, 2011.

We did not record any impairment losses on our equity method investments in the first three months of 2012 or 2011.

Cost Method Investments. As of March 31, 2012 and December 31, 2011, our cost method investments consist of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). As of March 31, 2012, our cost method investments also include HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. We paid approximately $6,750,000 for the minority equity stake in HelloWallet in the first quarter of 2012. We did not record any impairment losses on our cost method investments in the first three months of 2012 or 2011.

8.	Liability for Vacant Office Space

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities", as appropriate, on our Condensed Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2011 to March 31, 2012:

Liability for vacant office space	($000)
Balance as of December 31, 2011	$919
Reduction of liability for lease and other related payments	(327)
Balance as of March 31, 2012	$592

9.	Stock-Based Compensation

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of March 31
(000)	2012
Shares available for future grants	4,989

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31
($000)	2012	2011
Restricted stock units	$3,278	$2,785
Restricted stock	444	864
Stock options	144	—
Total stock-based compensation expense	$3,866	$3,649

Income tax benefit related to the stock-based compensation expense	$930	$725

The following table summarizes the amount of unrecognized stock-based compensation expense as of March 31, 2012 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$23,868	30
Restricted stock	5,475	37
Stock options	1,705	36
Total unrecognized stock-based compensation expense	$31,048	32

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

Restricted Stock Units

Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units to employees vest ratably over a four-year period. Restricted stock units granted to non-employee directors vest ratably over a three-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit.

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the first three months of 2012:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2011	741,043	20,076	761,119	$50.66
Granted	666	—	666	59.98
Dividend equivalents	1,278	—	1,278	50.66
Vested	(9,879)	—	(9,879)	52.94
Vested but deferred	—	—	—	—
Issued	—	—	—	—
Forfeited	(8,765)	—	(8,765)	43.76
RSUs outstanding—March 31, 2012	724,343	20,076	744,419	50.72

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Because of the terms of the restricted stock agreements prepared in conjunction with the Realpoint acquisition, we account for the grant of restricted stock as stock-based compensation expense and not as part of the acquisition consideration.

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first three months of 2011 included approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

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

The following tables summarize stock option activity in the first three months of 2012 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	398,859	$19.72
Granted	—	—
Canceled	(300)	14.70
Exercised	(23,038)	19.92
Options outstanding—March 31, 2012	375,521	19.92

Options exercisable—March 31, 2012	375,521	$19.92

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	818,552	$22.76
Granted	—	—
Canceled	(7,563)	10.09
Exercised	(224,194)	15.81
Options outstanding—March 31, 2012	586,795	25.73

Options exercisable—March 31, 2012	494,594	$19.82

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Three months ended March 31
($000)	2012	2011
Intrinsic value of options exercised	$10,905	$13,933

The table below shows additional information for options outstanding and exercisable as of March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	178,435	1.07	$8.63	$9,710	178,435	1.07	$8.63	$9,710
$19.88 - $45.31	691,680	2.92	22.76	27,867	691,680	2.92	22.76	27,867
$57.28 - $59.35	92,201	9.29	57.42	519	—	—	—	—
$8.57 - $59.35	962,316			$38,096	870,115			$37,577

Vested or Expected to Vest
$8.57 - $59.35	962,316	3.19	$23.46	$38,096

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2012. The intrinsic value is based on our closing stock price of $63.05 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31
($000)	2012	2011
Excess tax benefits related to stock-based compensation	$3,313	$4,122

10.	Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31
($000)	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$31,058	$32,583
Equity in net income of unconsolidated entities	566	374
Net loss attributable to the noncontrolling interest	24	98
Total	$31,648	$33,055
Income tax expense	$11,511	$10,518
Effective tax rate	36.4%	31.8%

Our effective tax rate in the first quarter of 2012 was 36.4%, an increase of 4.6 percentage points compared with the prior-year period, primarily reflecting valuation allowances recorded in the first quarter of 2012 and certain deferred income tax benefits recorded in the first quarter of 2011.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
($000)	2012	2011
Gross unrecognized tax benefits	$12,201	$12,189
Gross unrecognized tax benefits which would affect income tax expense	$11,918	$11,907
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,921	$9,827

There were no significant changes to unrecognized tax benefits in the first quarter of 2012.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2012	2011
Current liability	$5,382	$5,329
Non-current liability	6,439	6,200
Total liability for unrecognized tax benefits	$11,821	$11,529

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

We are currently under audit by the U.S. federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2012. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

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

Life's Good S.T.A.B.L. Hedge Fund

In September 2011, three individual investors in Life's Good S.T.A.B.L. Mortgage hedge fund (LG), Marta Klass, Gregory Martin, and Richard Roellig, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against LG, its principal Robert Stinson, and several other parties, including Morningstar, Inc. (the Klass Matter). The plaintiffs claim that Morningstar committed fraud and aided and abetted the other defendants' breach of fiduciary duty through the 5-star rating LG obtained from Morningstar. The plaintiffs seek unspecified damages. Hedge fund managers self-report their performance data to Morningstar.

More than a year before the Klass Matter, in June 2010, the SEC filed suit against LG and other entities claiming they were part of a Ponzi scheme operated by Stinson. As a result, LG and the other entities were placed in court-appointed receivership. Morningstar was not part of the SEC suit or receivership. Since that time, the Receiver, as part of his duties, has been investigating whether to assert claims against third parties. Morningstar is aware of 14 lawsuits filed by the Receiver seeking to recover money for the fund.

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The Receiver seeks unspecified damages. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG-for, among other things, fraud, misrepresentation, and breach of user agreements.

Morningstar believes the allegations against it by the Klass plaintiffs and the Receiver have no legal or factual basis and plans to vigorously contest the claims. Morningstar also intends to vigorously pursue its affirmative claims against Stinson, Keystone, and LG. We cannot predict the outcome of the proceedings.
InvestPic, LLC

In November 2010, InvestPic, LLC filed a complaint in the United States District Court for the District of Delaware against Morningstar, Inc. and several other companies alleging that each defendant infringes U.S. Patent No. 6,349,291, which relates to methods for performing statistical analysis on investment data and displaying the analyzed data in graphical form. In March 2012, Morningstar and InvestPic entered into a license agreement covering, among other things, the patent. The license agreement resolves the litigation. All other settlement terms are confidential.

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

12. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the 2010 share repurchase program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with an expiration date of December 31, 2013. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of March 31, 2012, we had repurchased a total of 1,240,242 shares for $71,335,000 under this authorization.

13. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of ASU No. 2011-08 is to simplify how entities test goodwill for impairment. ASU No. 2011-08 provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We perform our annual impairment testing in the fourth quarter and do not expect the provisions of ASU No. 2011-08 to have a material effect on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•general industry conditions and competition, including current global financial uncertainty;
•the impact of market volatility on revenue from asset-based fees;
•damage to our reputation resulting from claims made about possible conflicts of interest;
•liability for any losses that result from an actual or claimed breach of our fiduciary duties;
•financial services industry consolidation;
•a prolonged outage of our database and network facilities;
•challenges faced by our non-U.S. operations; and
•the availability of free or low-cost investment information.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2011. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the prior year unless otherwise stated.

Understanding our Company

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients. We also offer investment management services for advisors, institutions, and retirement plan participants. Many of our products are sold through subscriptions or license agreements. As a result, we typically generate recurring revenue.

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

The U.S. market's fourth-quarter rally continued into the new year, as investors focused on the domestic economic recovery and concerns about Europe faded. Morningstar's U.S. Market Index, a broad market benchmark, posted a 12.9% increase for the quarter. The Global Ex-U.S. Index was up 11.3% for the same period.

U.S. mutual fund assets increased slightly year over year to $12.5 trillion as of March 31, 2012, based on data from the Investment Company Institute (ICI), compared with $12.2 trillion as of March 31, 2011. Cash inflows remained heavily weighted toward fixed-income funds, and outflows from U.S. stock funds continued during the quarter. Based on Morningstar's estimated asset flow data, actively managed U.S. large-cap stock funds saw their eleventh straight quarter of net outflows, with $21 billion in net outflows.

Assets in exchange-traded funds (ETFs) rose to $1.2 trillion as of March 31, 2012, compared with $1.1 trillion as of March 31, 2011, based on data from the ICI.

Overall, we believe that business conditions in the financial services sector have generally been positive in recent months, although some areas, such as variable annuities and consumer discretionary spending, remain under pressure. In addition, market volatility increased after the end of the first quarter as concerns resurfaced about the strength of the economic recovery.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Consolidated Results

	Three months ended March 31
Key Metrics ($000)	2012	2011	Change
Revenue	$160,759	$151,767	5.9%
Operating income	$30,399	$31,809	(4.4)%
Operating margin	18.9%	21.0%	(2.1)	pp

Cash used for investing activities	$(21,980)	$(10,044)	118.8%
Cash provided by (used for) financing activities	$(20,843)	$6,335	NMF

Cash provided by operating activities	$5,624	$14,346	(60.8)%
Capital expenditures	(8,994)	(5,037)	78.6%
Free cash flow	$(3,370)	$9,309	(136.2)%

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

Consolidated Revenue

In the first quarter of 2012, our consolidated revenue increased 5.9% to $160.8 million, compared with $151.8 million in the first quarter of 2011. Currency movements had a slightly negative effect in the quarter, lowering revenue by approximately $0.3 million.

Excluding the effect of foreign currency translations, our consolidated revenue rose by about $9.3 million, or 6.1%, in the first quarter of 2012, with increases across most major product lines. Leading the growth were Morningstar Direct, our institutional research platform, and Investment Advisory Services (formerly Investment Consulting), followed by Morningstar Data (formerly Licensed Data) and Advisor Workstation. Integrated Web Tools also contributed to the organic revenue increase, although to a lesser extent.

Partially offsetting the revenue growth was a decline in Structured Credit Ratings. Revenue was down because of fewer new-issue ratings and competitive pricing pressure in the first quarter of 2012 compared with the prior-year period. Revenue for Morningstar.com was relatively flat as lower revenue from our Premium subscriptions was mostly offset by higher Internet advertising revenue.

Because we’ve made several acquisitions in recent years, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions and the impact of foreign currency translations, and revenue from acquisitions. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it in organic revenue. We did not complete any acquisitions during the 12 months ended March 31, 2012.

Organic revenue (revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended March 31
($000)	2012	2011	Change
Consolidated revenue	$160,759	$151,767	5.9%
Unfavorable impact of foreign currency translations	263	—	NMF
Organic revenue	$161,022	$151,767	6.1%

International revenue made up 28.8% of our consolidated revenue in the first quarter of 2012. Revenue from international operations rose $2.7 million, or 6.2%, to $46.3 million for the first quarter. The majority of our international revenue is from Europe, Australia, and Canada.

Foreign currency translations had a slight negative effect, primarily from the euro and British pound, and to a lesser extent from the Canadian dollar, partially offset by the positive effect of the Australian dollar. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 6.8%, reflecting stronger product sales in Europe, and to a lesser extent in Canada.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended March 31
($000)	2012	2011	Change
International revenue	$46,290	$43,586	6.2%
Unfavorable impact of foreign currency translations	263	—	NMF
International organic revenue	$46,553	$43,586	6.8%

Consolidated Operating Expense

	Three months ended March 31
($000)	2012	2011	Change
Operating expense	$130,360	$119,958	8.7%
% of revenue	81.1%	79.0%	2.1	pp

In the first quarter of 2012, our consolidated operating expense increased $10.4 million, or 8.7%.

Higher salary expense represented $6.8 million, or almost two-thirds, of the total operating expense increase in the quarter. Approximately half of the expense increase reflects higher salaries from regular pay raises and market adjustments made for some positions in July 2011. The rest of the increase represents additional headcount. We had approximately 3,520 employees worldwide as of March 31, 2012, compared with 3,465 as of December 31, 2011 and 3,235 as of March 31, 2011. About 45% of the year over year increase in headcount reflects hiring for our development centers in China and India with most of the remainder in the United States. Employee benefit costs and incentive compensation represented another $3.0 million, or 29%, of the overall operating expense increase in the quarter.

General and administrative expense (G&A) in the first quarter of 2012 included about $1.6 million for a litigation settlement and an impairment charge for one of our smaller products. G&A in the first quarter of 2011 included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in the first three months of 2012.

We capitalized $1.7 million and $0.6 million of operating expense in the first quarter of 2012 and 2011, respectively, primarily for software development for Morningstar Direct, Morningstar Commodity Data, and Structured Credit Ratings.

Intangible amortization expense decreased $0.5 million in the quarter, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

Cost of Goods Sold

	Three months ended March 31
($000)	2012	2011	Change
Cost of goods sold	$50,316	$40,669	23.7%
% of revenue	31.3%	26.8%	4.5	pp
Gross profit	$110,443	$111,098	(0.6)%
Gross margin	68.7%	73.2%	(4.5)	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Compensation expense for approximately half of our employees is included in this category.

Cost of goods sold rose $9.6 million in the first quarter of 2012. Higher salaries and other compensation related expense contributed approximately $5.2 million, or 55%, of the increase. Higher bonus expense of $2.5 million also contributed to the increase. Current year bonus expense was $0.8 million higher for 2012 compared with the first quarter of 2011. In addition, our 2011 results included a reduction of bonus expense of $1.6 million because we paid a smaller portion of the 2010 bonus to employees in this category. Please refer to the section, Bonus Expense, for additional information.

Our gross margin declined in the first quarter as expenses in this category increased at a faster rate compared with revenue growth.

Development Expense

	Three months ended March 31
($000)	2012	2011	Change
Development expense	$13,365	$11,988	11.5%
% of revenue	8.3%	7.9%	0.4	pp

Development expense increased $1.4 million in the first quarter of 2012 mainly because of higher salaries and compensation-related expense for our development teams. We capitalized $1.7 million of operating expense in the first quarter of 2012 and $0.6 million in the first quarter of 2011 for software development, reducing the expense that we would otherwise report in this category.

As a percentage of revenue, development expense was up slightly in the first three months of 2012, primarily reflecting higher compensation as a percentage of revenue partially offset by the effect of capitalizing operating expense for software development.

Sales and Marketing Expense

	Three months ended March 31
($000)	2012	2011	Change
Sales and marketing expense	$28,326	$26,482	7.0%
% of revenue	17.6%	17.4%	0.2	pp

Sales and marketing expense increased $1.8 million in the first quarter of 2012. Higher salary-related expense and bonus expense represented almost all of the overall expense increase in the first quarter. Lower commission expense and lower advertising and marketing expense partially offset the increase.

As a percentage of revenue, sales and marketing expense was up slightly in the quarter, primarily reflecting higher salary and bonus expense as a percentage of revenue partially offset by lower sales commission expense as a percentage of revenue.

General and Administrative Expense

	Three months ended March 31
($000)	2012	2011	Change
General and administrative expense	$28,178	$30,617	(8.0)%
% of revenue	17.5%	20.2%	(2.7)	pp

G&A declined $2.4 million in the first quarter of 2012. G&A in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. G&A in the first quarter of 2011 included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in the first three months of 2012.

The decrease in the period also reflects lower bonus expense of $2.9 million. In the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million to the bonus expense recorded in the first quarter of 2011. Excluding the effect of the prior year true-ups, bonus expense was essentially unchanged. Please refer to the section, Bonus Expense, for additional information.

As a percentage of revenue, G&A expense declined 2.7 percentage points in the first quarter of 2012, primarily because of the $3.2 million of expense for the separation agreement recorded in 2011 and lower bonus expense.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2012	2011	Change
Depreciation expense	$4,120	$3,689	11.7%
Amortization expense	6,055	6,513	(7.0)%
Total depreciation and amortization expense	$10,175	$10,202	(0.3)%
% of revenue	6.3%	6.7%	(0.4)	pp

Depreciation expense rose $0.4 million in the first quarter of 2012. Amortization expense decreased $0.5 million in the first quarter of 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $24.0 million in 2012 and $21.3 million in 2013. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the first quarter of 2012.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2012	2011	Change
Restricted stock units	$3,278	$2,785	17.7%
Restricted stock	444	864	(48.6)%
Stock options	144	—	NMF
Total stock-based compensation expense	$3,866	$3,649	5.9%
% of revenue	2.4%	2.4%	—	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense increased $0.2 million in the first quarter and was unchanged as a percentage of revenue compared with the same period in 2011.

Restricted Stock Units: We began granting RSUs in May 2006 and have made additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is four years for employees and three years for non-employee directors. We estimate forfeitures for these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the second quarter, which is when most of our larger equity grants typically vest. The expense recorded in the first three months of 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited in the first quarter of 2011.

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Morningstar Credit Ratings LLC. In May 2010, we issued 199,174 shares. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture or acceleration upon a termination of the holder's employment during the vesting period depending on the circumstances. The expense in the first quarter of 2011 included $0.4 million for accelerated vesting of a portion of these restricted stock grants.

Stock Options: In 2011, we granted 92,201 stock options to our executive officers and non-employee directors. These stock options vest ratably over a four-year period for executive and a three-year period for non-employee directors and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants to be approximately $2.2 million. We will amortize this value to stock-based compensation expense ratably over the options' vesting period.

We describe our stock-based compensation in more detail in Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Based on grants of RSUs, stock options, and restricted stock made through March 31, 2012, we anticipate that stock-based compensation expense will be approximately $13.9 million in 2012. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The size of our bonus pool varies each year based on a number of items, including changes in full-year operating income relative to the previous year. We review and update our estimates and the bonus pool size quarterly. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended March 31
($000)	2012	2011	Change
Bonus expense	$11,320	$10,133	11.7%
% of revenue	7.0%	6.7%	0.3	pp

Bonus expense, which we include in each of our operating expense categories, increased $1.2 million in the first quarter of 2012.

The increase in the bonus expense consisted of 1) an increase of $0.9 million in the current year bonus expense and 2) an increase of $0.3 million for the bonus amounts paid in the current year compared with the annual bonus expense recorded in the prior year. The table below presents the effect of these two factors by cost category and in total:

	Three months ended March 31
($000)	2012	2011	Change
Cost of goods sold:
Current year expense	$5,034	$4,205	$829
Prior year true-up	116	(1,577)	1,693
Total cost of sales	5,150	2,628	2,522

Development:
Current year expense	2,084	1,715	369
Prior year true-up	(950)	(959)	9
Total development	1,134	756	378

Sales and marketing:
Current year expense	1,221	1,557	(336)
Prior year true-up	973	(521)	1,494
Total sales and marketing	2,194	1,036	1,158

General and administrative:
Current year expense	3,117	3,104	13
Prior year true-up	(275)	2,609	(2,884)
Total general and administrative	2,842	5,713	(2,871)

Total current year expense	11,456	10,581	875
Total prior year true-up	(136)	(448)	312
Total bonus expense	$11,320	$10,133	$1,187

Although in total the 2010 bonuses paid were approximately $0.4 million lower compared with the amount expensed in 2010, there were some larger differences by cost category. We paid a greater portion of the 2010 bonus to employees in the G&A category compared with our initial estimate.

Consolidated Operating Income

	Three months ended March 31
($000)	2012	2011	Change
Operating income	$30,399	$31,809	(4.4)%
% of revenue	18.9%	21.0%	(2.1)	pp

Consolidated operating income decreased $1.4 million in the first quarter of 2012 as the $10.4 million increase in our costs outpaced our revenue growth of $9.0 million. Our operating margin was 18.9%, a decline of 2.1 percentage points compared with the first quarter of 2011. Higher salary expense as a percentage of revenue contributed approximately 2.3 percentage points to the margin decline.

The $3.2 million of expense recorded in the first quarter of 2011 related to a separation agreement lowered our 2011 margin by approximately 2.1 percentage points, favorably affecting the current-year comparison.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
($000)	2012	2011	Change
Cash provided by operating activities	$5,624	$14,346	(60.8)%
Capital expenditures	(8,994)	(5,037)	78.6%
Free cash flow	$(3,370)	$9,309	(136.2)%

We generated negative free cash flow of $3.4 million in the first quarter of 2012, a decrease of $12.7 million compared with positive free cash flow of $9.3 million in the first quarter of 2011.

Cash provided by operating activities: Cash provided by operating activities decreased $8.7 million in the first quarter of 2012 reflecting a $5.3 million increase in bonuses paid in the first quarter, and, to a lesser extent, the negative cash effect of changes in operating assets and liabilities. We made bonus payment of $42.8 million in the first quarter of 2012, compared with $37.5 million in the first quarter of 2011.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended March 31
($000)	2012	2011	Change
Consolidated net income	$20,113	$22,439	$(2,326)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(3,313)	(4,122)	809
Depreciation and amortization expense	10,175	10,202	(27)
Stock-based compensation expense	3,866	3,649	217
All other non-cash items included in net income	(1,184)	(1,278)	94
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(42,820)	(37,464)	(5,356)
Cash paid for income taxes	(5,553)	(6,962)	1,409
Cash paid for separation agreements	(137)	(2,070)	1,933
Accounts receivable	(7,439)	(3,357)	(4,082)
Deferred revenue	14,165	9,847	4,318
Income taxes — current	12,922	12,259	663
Accrued compensation	7,789	12,658	(4,869)
Other assets	(3,758)	1,453	(5,211)
Accounts payable and accrued liabilities	703	(2,600)	3,303
All other	95	(308)	403
Cash provided by operating activities	$5,624	$14,346	$(8,722)

The decrease in cash from operations exceeded the change in net income adjusted for non-cash items, primarily because of the negative cash flow effect of the bonus payments.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first three months of 2012 and 2011, we classified $3.3 million and $4.1 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $9.0 million for capital expenditures in the first quarter of 2012, primarily for computer hardware and software, capitalized software, and spending for an expansion of office space in Chicago. In the first three months of 2012, capital expenditures increased $4.0 million, primarily for capitalized software, and computer hardware and software for our U.S. operations.

Segment Results

	Three months ended March 31
Key Metrics ($000)	2012	2011	Change
Revenue
Investment Information	$126,925	$120,399	5.4%
Investment Management	33,834	31,368	7.9%
Consolidated revenue	$160,759	$151,767	5.9%

Operating income (loss)
Investment Information	$28,684	$32,307	(11.2)%
Investment Management	17,291	17,046	1.4%
Intangible amortization and corporate depreciation expense	(7,892)	(8,301)	(4.9)%
Corporate unallocated	(7,684)	(9,243)	(16.9)%
Consolidated operating income	$30,399	$31,809	(4.4)%

Operating margin
Investment Information	22.6%	26.8%	(4.2)	pp
Investment Management	51.1%	54.3%	(3.2)	pp
Consolidated operating margin	18.9%	21.0%	(2.1)	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data (formerly Licensed Data), Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that help institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. The segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

In the first three months of 2012 and 2011, this segment represented approximately 80% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2012	2011	Change
Revenue	$126,925	$120,399	5.4%
Operating income	$28,684	$32,307	(11.2)%
Operating margin (%)	22.6%	26.8%	(4.2)	pp

Revenue

In the first quarter of 2012, Investment Information segment revenue increased $6.5 million, or 5.4%, to $126.9 million. Our software and data product lines were the main contributors to revenue growth.

Morningstar Direct was the largest contributor to the increase in segment revenue and contributed approximately half of the organic revenue growth for the segment in the first quarter of 2012. The number of licenses for Morningstar Direct increased to 6,460 worldwide, compared with 5,092 as of March 31, 2011, with strong growth globally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr to Morningstar Direct.

Advisor software and Morningstar Data were also positive contributors to revenue growth in the first quarter of 2012.

Advisor software revenue increased as higher revenue from Advisor Workstation (mainly Morningstar Office) and Morningstar Integrated Web Tools more than offset slightly lower revenue from Principia. The number of U.S. licenses for Morningstar Advisor Workstation declined slightly to 159,410 as of March 31, 2012 compared with 160,287 as of December 31, 2011 and 159,562 as of March 31, 2011. Principia subscriptions totaled 29,604 as of March 31, 2012, down from 31,270 as of December 31, 2011 and 32,884 as of March 31, 2011.

Morningstar Data's revenue growth reflects strong renewal rates for managed products data. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Revenue for Morningstar.com was essentially flat compared with the prior-year period. Higher Internet advertising sales for Morningstar.com were offset by a decline in Premium Membership revenue, primarily in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 128,697 as of March 31, 2012, compared with 130,354 as of December 31, 2011 and 138,022 as of March 31, 2011. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2012 and 2011, which partly offset the revenue decline associated with the lower subscription levels.

A decline in revenue for Morningstar Structured Credit Ratings partially offset the revenue growth from the products described above. Revenue was down about $1.1 million because of fewer new-issue ratings and competitive pricing pressure in the first quarter of 2012 compared with the prior-year period.

Operating Income

In the first quarter of 2012, operating income for the Investment Information segment decreased $3.6 million, or 11.2%.

Operating expense was up $10.1 million in the first quarter of 2012. Higher salary-related expense contributed about 60% of the overall expense increase. Higher bonus expense and employee benefits expense, including employee health benefits and matching contributions to our 401(k) plan in the United States, contributed another 40% of the increase in the quarter.

The Investment Information segment's operating margin decreased 4.2 percentage points in the first quarter,

primarily from higher salary expense, bonus expense, and employee benefit expense as a percentage of revenue. Higher salary expense contributed approximately 2.9 percentage points to the decline in the quarter.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Advisory Services (formerly named Investment Consulting), which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

Our Investment Advisory Services business has multiple fee structures, which vary by client. In general, we seek to receive asset-based fees for any work we perform that involves managing investments or acting as a subadvisor to investment portfolios. For any individual contract, we may receive flat fees, variable asset-based fees, or a combination of the two. Some of our contracts include minimum fee levels that provide us with a flat payment up to a specified asset level, above which we also receive variable asset-based fees. In the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data. Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

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

We do not disclose a fee range for our Investment Advisory Services and Retirement Solutions businesses because our fee structures are customized by client. In addition, we believe disclosing a fee range would be detrimental to our competitive position. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our periodic filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

In addition, we offer Managed Portfolios through our subsidiary Ibbotson Australia, which provides asset management services primarily to institutional clients and individual investors.

 In the first three months of 2012 and 2011, this segment represented approximately 20% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2012	2011	Change
Revenue	$33,834	$31,368	7.9%
Operating income	$17,291	$17,046	1.4%
Operating margin (%)	51.1%	54.3%	(3.2)	pp

Revenue

Investment Management segment revenue increased $2.5 million, or 7.9%, in the first quarter of 2012. Investment Advisory Services was the primary driver of the revenue increase, with revenue up $2.7 million. Morningstar Managed Portfolios also made a positive contribution to revenue, but to a much lesser extent. Managed Portfolios for Ibbotson Australia and Retirement Solutions were both down slightly, partially offsetting the revenue growth for Investment Advisory Services. Revenue for the Retirement Solutions business declined slightly because of lower non-asset-related fees.

As previously announced, our largest client in our Investment Management segment began managing several fund-of-funds portfolios in-house in April 2012. We received about $3.2 million in revenue from our work on these portfolios in the first quarter of 2012, which represented 9.5% of Investment Management segment revenue in the first quarter of 2012.

We had $20.2 million in revenue from asset-based fees in the first quarter of 2012, an increase of $0.5 million compared with $19.7 million in the first quarter of 2011. Within the Investment Management segment, revenue from asset-based fees made up about 60% of segment revenue in the first three months of 2012 and 2011.

The asset totals as of the end of each period don't fully reflect the change in average asset levels during the quarter. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $185.2 billion in the first quarter of 2012, up 20.5% from approximately $153.7 billion in the first quarter of 2011.

Assets under Advisement and Management for Investment Advisory Services

	As of March 31
($ billions)	2012	2011
Assets under advisement - U.S.	$143.7	$113.1
Assets under advisement - International	4.2	1.4
Total	$147.9	$114.5

We provided Investment Advisory Services on approximately $147.9 billion in assets as of March 31, 2012 compared with approximately $137.5 billion in assets as of December 31, 2011 and approximately $114.5 billion in assets as of March 31, 2011.

These assets include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Advisory Services for some assets for which we receive a flat fee; we do not include these assets in the total reported above. Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

As mentioned above, our largest client in our Investment Management segment began managing several fund-of-funds portfolios in-house in April. These portfolios represented $12.9 billion, or 8.7%, of our Investment Advisory Services assets under advisement and management as of March 31, 2012.

Assets under advisement and management rose about $33.4 billion, or 29.2%, compared with March 31, 2011. Approximately 70% of the increase reflects additional assets for existing clients' fund-of-funds programs for which we now receive asset-based fees. The remainder of the increase reflects net client inflows and market performance.

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

Assets under Advisement and Management for Retirement Solutions

	As of March 31
($ billions)	2012	2011
Assets under management	$21.3	$20.6
Assets under advisement	17.2	16.7
Total	$38.5	$37.3

Assets under management for managed retirement accounts increased to $21.3 billion as of March 31, 2012, compared with $19.9 billion as of December 31, 2011 and $20.6 billion as of March 31, 2011. Assets under advisement for plan sponsor and custom target-date arrangements increased to $17.2 billion as of March 31, 2012, compared with $16.7 billion as of March 31, 2011, but were down slightly compared with $17.5 billion as of December 31, 2011.

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

Morningstar Managed Portfolios

Morningstar Managed Portfolios contributed $0.3 million to the segment’s revenue increase in the first quarter of 2012. This growth mainly reflects higher average asset levels during the first three months of 2012 compared with the same period in 2011. Assets under management and advisement for Morningstar Managed Portfolios rose to $3.5 billion as of March 31, 2012, up from $3.0 billion as of December 31, 2011 and $2.9 billion as of March 31, 2011, reflecting strong net inflows.

Ibbotson Australia Managed Portfolios

Revenue for Ibbotson Australia Managed Portfolios declined about $0.3 million in the first quarter of 2012. The lower revenue mainly reflects lower average assets levels during the first three months of 2012 compared with the same period in 2011. Assets under management for Ibbotson Australia totaled $3.1 billion as of March 31, 2012, up slightly from $2.9 billion as of December 31, 2011, but down about $0.4 billion compared with $3.5 billion as of March 31, 2011.

Operating Income

Operating income for the Investment Management segment increased $0.2 million, or 1.4%, in the first quarter of 2012.

Operating expense in the segment rose $2.2 million, or 15.5%, in the first three months of 2012 primarily because of higher professional fees and salary expense in the United States as well as higher expense for operations outside of the United States. Lower bonus expense partially offset the higher operating expense.

Operating margin decreased 3.2 percentage points in the first three months of 2012, as operating expense growth exceeded the growth in revenue. Higher professional fees as a percentage of revenue contributed to the decrease, partially offset by lower bonus expense as a percentage of revenue.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended March 31
($000)	2012	2011	Change
Amortization expense	$6,055	$6,513	(7.0)%
Depreciation expense	1,837	1,788	2.7%
Corporate unallocated	7,684	9,243	(16.9)%
Corporate items	$15,576	$17,544	(11.2)%

Amortization of intangible assets decreased $0.5 million in the first quarter of 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. As of March 31, 2012, we had $135.0 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $24.0 million in 2012.

Depreciation expense for corporate items was essentially unchanged compared with the prior-year period.

Corporate unallocated expense decreased $1.6 million in the first quarter of 2012. Corporate unallocated in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. Corporate unallocated expense for the first three months of 2011 included $3.2 million of expense for the separation agreement with our former chief operating officer. This expense did not recur in 2012. In addition, we capitalized $1.7 million and $0.6 million of expense for software development in the first quarter of 2012 and 2011, respectively.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2012	2011
Equity in net income of unconsolidated entities	$566	$374

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

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended March 31
($000)	2012	2011
Interest income	$934	$577
Interest expense	(65)	(53)
Other income (expense), net	(210)	250
Non-operating income (expense), net	$659	$774

Interest income mainly reflects interest from our investment portfolio. Interest income in the first three months of 2012 increased compared with the prior-year period, primarily because of higher balances of cash equivalents and investments during the period.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

	Three months ended March 31
($000)	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$31,058	$32,583
Equity in net income of unconsolidated entities	566	374
Net (income) loss attributable to the noncontrolling interest	24	98
Total	$31,648	$33,055
Income tax expense	$11,511	$10,518
Effective tax rate	36.4%	31.8%

Our effective tax rate in the first quarter of 2012 was 36.4%, an increase of 4.6 percentage points compared with 31.8% in the prior-year period.

There were no significant changes to unrecognized tax benefits in the first three months of 2012. As of March 31, 2012, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.9 million. As of December 31, 2011, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.8 million.

As of March 31, 2012, our Unaudited Condensed Consolidated Balance Sheet included a current liability of approximately $5.4 million and a non-current liability of $6.4 million for unrecognized tax benefits. As of December 31, 2011, our Condensed Consolidated Balance Sheet included a current liability of $5.3 million and a non-current liability of $6.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 20% of our cash, cash equivalents, and investments as of March 31, 2012 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2012. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. We also invest a small portion of our investments balance (approximately 6% as of March 31, 2012) in proprietary Morningstar portfolios. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. Approximately 80% of our cash, cash equivalents, and investments as of March 31, 2012 were held by our operations in the United States.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital, funding future growth, and for our share repurchase program. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

In December 2011, the Board approved an increase to the $100 million share repurchase program it announced in 2010. The Board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. In the first three months of 2012, we repurchased a total of 441,905 shares for approximately $26.9 million, of which $3.9 million was settled and paid early in the second quarter of 2012. In total, we have repurchased 1,240,242 shares for $71.3 million as part of this program.

We expect to make a recurring quarterly dividend payment of 10 cents per share in 2012. In the first three months of 2012, we paid dividends of $5.0 million. On February 17, 2012, our board of directors approved a payment of a regular quarterly dividend of 10 cents per share payable on April 30, 2012 to shareholders of record as of April 13, 2012. As of March 31, 2012, we recorded a liability for dividends payable of $5.0 million.

Cash, Cash Equivalents, and Investments

As of March 31, 2012, we had cash, cash equivalents, and investments of $443.6 million, a decrease of $26.5 million compared with $470.2 million as of December 31, 2011. The decrease reflects bonus payments of $42.8 million made during the first quarter of 2012 related to the 2011 bonus, $23.0 million used to repurchase common stock through our share repurchase program, $9.0 million of capital expenditures, and $5.0 million of dividends paid.

These items, which decreased our cash, cash equivalents, and investments balance, were partially offset by cash inflows from net income, adjusted for non-cash items, the positive effect of changes in our operating assets and liabilities, and $7.2 million of cash from stock-option proceeds and excess tax benefits.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first three months of 2012, cash provided by operating activities was $5.6 million, a decrease of $8.7 million compared with the same period in 2011. The decrease primarily reflects a $5.3 million increase in bonuses paid in the first quarter, and, to a lesser extent, the negative cash effect of changes in operating assets and liabilities. We paid $42.8 million in annual bonuses in the first quarter of 2012, compared with $37.5 million in the prior-year period.

Cash Used for Investing Activities

Cash used for investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, and purchases of cost method investments. The level of investing activities varies from period to period depending on activity in these categories. In the first three months of 2012, cash used for investing activities was $22.0 million, compared with $10.0 million in the same period of 2011.

In the first three months of 2012, purchases of investments exceeded the proceeds from the maturity and sale of investments by $6.2 million, compared with $5.0 million in the first three months of 2011. As of March 31, 2012 and December 31, 2011, we had investments, consisting primarily of fixed-income securities, of $278.3 million and $269.8 million, respectively. As of March 31, 2012, our investments represented approximately 63% of our total cash, cash equivalents, and investments balance, up slightly compared with 57% as of December 31, 2011.

Capital expenditures were $9.0 million in the first three months of 2012, an increase of $4.0 million compared with the first three months of 2011. Capital expenditures in the first three months of 2012 reflect spending primarily for computer hardware and software, capitalized software, and an expansion of our office space in Chicago. The capital expenditures in the first three months of 2011 include the remaining payments for our development center in China. We expect to make total capital expenditures of approximately $24 million to $28 million in 2012, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in the first three months of 2012 or 2011. However, in 2012, we used cash of approximately $6.8 million to acquire a minority equity stake in HelloWallet LLC.

Cash Provided by (Used for) Financing Activities

Cash provided by financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year we recognize them. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of March 31, 2012.

Cash used for financing activities was $20.8 million in the first three months of 2012. We used cash of approximately $23.0 million under our share repurchase program in the first three months of 2012. In addition, we made dividend payments of $5.0 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $3.9 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $3.3 million.

Cash provided by financing activities was $6.3 million in the first three months of 2011. Proceeds from stock-option exercises totaled $4.9 million, and excess tax benefits related to stock-option exercises totaled $4.1 million. Partially offsetting these cash inflows was $2.5 million of dividends paid. We did not make any purchases under our share repurchase program in the first three months of 2011.

Employees exercised approximately 0.2 million and 0.3 million stock options in the first three months of 2012 and 2011, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first three months of 2012 and 2011 was $10.9 million and $13.9 million, respectively.

Reclassifications

Beginning in 2012, as a part of the new organization structure for our Data division, we reviewed the revenue classification for our Morningstar Data product (previously Licensed Data). The Morningstar Data product now includes Morningstar Commodity Data in the total. In addition, as part of our global product structure, we reviewed the revenue classification for our Investment Advisory Services (formerly Investment Consulting) revenue to better align our non-U.S. operations with our U.S. product definitions. We reclassified the prior-year information for consistency with the current-year presentation. As presented in the tables below, this reclassification changed the order of Advisor Workstation and Investment Advisory Services in our top five products in 2011, but did not have any effect on the order of our top five products in 2010.

Top Five Products 2011	Reclassified for Consistency with 2012 Product Revenue ($000)	As Reported Revenue ($000)
Morningstar Data (formerly Licensed Data)	$140,594	$106,732
Morningstar Advisor Workstation	77,459	77,459
Investment Advisory Services (formerly Investment Consulting)	71,253	78,574
Morningstar.com	54,169	54,169
Morningstar Direct	52,481	52,481
Top Five Products 2010	Reclassified for Consistency with 2012 Product Revenue ($000)	As Reported Revenue ($000)
Morningstar Data (formerly Licensed Data)	$131,488	$98,186
Morningstar Advisor Workstation	69,321	69,321
Investment Advisory Services (formerly Investment Consulting)	58,742	66,264
Morningstar.com	49,673	49,673
Morningstar Direct	38,069	38,069

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012. We also discuss our significant accounting policies in Note 2 of our Consolidated Financial Statements included in our Annual Report.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of ASU No. 2011-08 is to simplify how entities test goodwill for impairment. ASU No. 2011-08 provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. For Morningstar, the amendments are effective for annual and interim goodwill impairment tests performed in 2012. Early adoption will be permitted. We perform our annual impairment testing in the fourth quarter and do not expect the provisions of ASU No. 2011-08 to have a material effect on our Consolidated Financial Statements.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 27, 2012:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 27, 2012	Projected Beneficial Ownership (1)
Scott Cooley Chief Financial Officer	3/22/2011	5/31/2012	10,000	Shares to be sold under the plan if the stock reaches a specified price	—	47,818
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	55,993	110,819 (2)
Steve Kaplan Director	3/7/2012	5/5/2013	9,000	Shares to be sold under the plan on specified dates	—	54,468
Cathy Odelbo President, Equity & Credit Research	8/13/2008	12/31/2012	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	98,136
Don Phillips President, Fund Research	3/12/2012	4/30/2013	150,000	Shares to be sold under the plan if the stock reaches specified prices	—	184,432
Paul Sturm Director	3/19/2012	5/15/2013	30,000	Shares to be sold under the plan if the stock reaches specified prices	—	56,914
David Williams Managing Director, Design	9/10/2008	12/31/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	5,000	96,869
	3/20/2012	5/15/2013	15,000	Shares to be sold under the plan if the stock reaches specified prices	—	81,869

During the first quarter of 2012, Cheryl Francis', Liz Kirscher's, Don Phillips', and Richard Robbins' previously disclosed Rule 10b5-1 sales plans expired in accordance with their terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2012, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2012 and restricted stock units that will vest by May 30, 2012. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2012. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of March 31, 2012, our cash, cash equivalents, and investments balance was $443.6 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.8 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2012:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2011	798,337	$55.67	798,337	$255,543,619
January 1, 2012 – January 31, 2012	—	—	—	$255,543,619
February 1, 2012 – February 29, 2012	14,430	59.91	14,430	$254,678,851
March 1, 2012 – March 31, 2012	427,475	60.83	427,475	$228,665,409
Total	1,240,242	$57.50	1,240,242

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorizes the purchase of up to $100 million of our outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved an increase to this program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with a revised expiration date of December 31, 2013.

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 1, 2012	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 1, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________

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