Form 10-Q
period 2012-06-30
Morningstar, Inc.
filed 2012-07-31
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2012, there were 48,394,821 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in thousands except per share amounts)	2012	2011	2012	2011

Revenue	$165,968	$161,011	$326,727	$312,778

Operating expense (1):
Cost of goods sold	49,452	45,186	99,768	85,855
Development	12,442	13,681	25,807	25,669
Sales and marketing	27,373	26,767	55,699	53,249
General and administrative	24,946	26,207	53,124	56,824
Depreciation and amortization	10,619	10,563	20,794	20,765
Total operating expense	124,832	122,404	255,192	242,362

Operating income	41,136	38,607	71,535	70,416

Non-operating income (expense):
Interest income, net	1,260	(179)	2,129	345
Other income (expense), net	(265)	188	(475)	438
Non-operating income, net	995	9	1,654	783

Income before income taxes and equity in net income of unconsolidated entities	42,131	38,616	73,189	71,199

Income tax expense	14,744	12,724	26,255	23,242

Equity in net income of unconsolidated entities	497	595	1,063	969

Consolidated net income	27,884	26,487	47,997	48,926

Net (income) loss attributable to the noncontrolling interest	4	(2)	28	96

Net income attributable to Morningstar, Inc.	$27,888	$26,485	$48,025	$49,022

Net income per share attributable to Morningstar, Inc.:
Basic	$0.57	$0.53	$0.97	$0.98
Diluted	$0.56	$0.52	$0.95	$0.96

Dividends per common share:
Dividends declared per common share	$0.10	$0.05	$0.20	$0.10
Dividends paid per common share	$0.10	$0.05	$0.20	$0.10

Weighted average shares outstanding:
Basic	49,195	50,165	49,566	49,983
Diluted	49,856	51,142	50,296	51,041

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,067	$1,072	$2,156	$1,951
Development	465	572	964	1,043
Sales and marketing	461	481	940	903
General and administrative	1,741	1,718	3,540	3,595
Total stock-based compensation expense	$3,734	$3,843	$7,600	$7,492

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(in thousands)	2012	2011	2012	2011

Consolidated net income	$27,884	$26,487	$47,997	$48,926

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,743)	3,262	(1,778)	12,564
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(541)	(39)	368	399
Reclassification of (gains) losses included in net income	(22)	(211)	33	(252)
Other comprehensive income	(9,306)	3,012	(1,377)	12,711

Comprehensive income	18,578	29,499	46,620	61,637
Comprehensive (income) loss attributable to noncontrolling interest	(46)	(13)	61	99
Comprehensive income attributable to Morningstar, Inc.	$18,532	$29,486	$46,681	$61,736

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in thousands except share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$147,499	$200,437
Investments	242,379	269,755
Accounts receivable, less allowance of $1,017 and $835, respectively	117,016	113,312
Deferred tax asset, net	4,898	5,104
Income tax receivable, net	7,911	7,445
Other	22,288	15,980
Total current assets	541,991	612,033
Property, equipment, and capitalized software, net	77,376	68,196
Investments in unconsolidated entities	34,271	27,642
Goodwill	316,963	318,492
Intangible assets, net	127,377	139,809
Other assets	7,801	5,912
Total assets	$1,105,779	$1,172,084

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$45,858	$41,403
Accrued compensation	48,383	73,124
Deferred revenue	167,531	155,494
Other	367	612
Total current liabilities	262,139	270,633
Accrued compensation	6,483	5,724
Deferred tax liability, net	16,183	15,940
Deferred rent	15,199	14,604
Other long-term liabilities	8,550	8,167
Total liabilities	308,554	315,068

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 48,741,627 and 50,083,940 shares were outstanding as of June 30, 2012 and December 31, 2011, respectively	5	5
Treasury stock at cost, 2,857,205 shares as of June 30, 2012 and 980,177 shares as of December 31, 2011	(155,139)	(46,701)
Additional paid-in capital	503,480	491,432
Retained earnings	447,026	409,022
Accumulated other comprehensive income (loss):
Currency translation adjustment	191	1,936
Unrealized gain (loss) on available-for-sale investments	77	(324)
Total accumulated other comprehensive income	268	1,612
Total Morningstar, Inc. shareholders’ equity	795,640	855,370
Noncontrolling interest	1,585	1,646
Total equity	797,225	857,016
Total liabilities and equity	$1,105,779	$1,172,084
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2012

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2011	50,083,940	$5	$(46,701)	$491,432	$409,022	$1,612	$1,646	$857,016

Net income (loss)		—	—	—	48,025	—	(28)	47,997
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $189		—	—	—	—	368	—	368
Reclassification of adjustments for losses included in net income, net of income tax of $16		—	—	—	—	33	—	33
Foreign currency translation adjustment, net		—	—	—	—	(1,745)	(33)	(1,778)
Other comprehensive income (loss), net		—	—	—	—	(1,344)	(33)	(1,377)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	519,907	—	1,026	(245)	—	—	—	781
Stock-based compensation — restricted stock units		—	—	6,548	—	—	—	6,548
Stock-based compensation — restricted stock		—	—	888	—	—	—	888
Stock-based compensation — stock-options		—	—	164	—	—	—	164
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	4,548	—	—	—	4,548
Common shares repurchased	(1,862,220)	—	(109,464)	—	—	—	—	(109,464)
Dividends declared — common shares outstanding		—	—	—	(9,861)	—	—	(9,861)
Dividends declared — restricted stock units		—	—	145	(160)	—	—	(15)

Balance as of June 30, 2012	48,741,627	$5	$(155,139)	$503,480	$447,026	$268	$1,585	$797,225

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in thousands)	2012	2011

Operating activities
Consolidated net income	$47,997	$48,926
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	20,794	20,765
Deferred income taxes	299	454
Stock-based compensation expense	7,600	7,492
Provision for bad debt	717	530
Equity in net income of unconsolidated entities	(1,063)	(969)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(4,548)	(6,171)
Other, net	745	(547)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,394)	617
Other assets	(3,640)	608
Accounts payable and accrued liabilities	652	(5,260)
Accrued compensation	(26,920)	(14,528)
Income taxes—current	4,525	2,742
Deferred revenue	12,333	8,197
Deferred rent	468	(657)
Other liabilities	(776)	(1,043)
Cash provided by operating activities	54,789	61,156

Investing activities
Purchases of investments	(133,888)	(198,647)
Proceeds from maturities and sales of investments	161,523	150,360
Capital expenditures	(17,922)	(8,418)
Acquisitions, net of cash acquired	—	569
Purchases of cost method investments	(6,750)	—
Other, net	—	785
Cash provided by (used for) investing activities	2,963	(55,351)

Financing activities
Proceeds from stock-option exercises, net	781	4,652
Excess tax benefits from stock-option exercises and vesting of restricted stock units	4,548	6,171
Common shares repurchased	(105,439)	(109)
Dividends paid	(10,004)	(5,011)
Other, net	(20)	(214)
Cash provided by (used for) financing activities	(110,134)	5,489

Effect of exchange rate changes on cash and cash equivalents	(556)	3,553
Net increase (decrease) in cash and cash equivalents	(52,938)	14,847
Cash and cash equivalents—beginning of period	200,437	180,176
Cash and cash equivalents—end of period	$147,499	$195,023

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,405	$21,104
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$606	$220

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

3.	Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2011 to June 30, 2012:

($000)
Balance as of December 31, 2011	$318,492
Net change, primarily currency translation	(1,529)
Balance as of June 30, 2012	$316,963

We did not record any significant impairment losses in the first half of 2012 or 2011. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2012				As of December 31, 2011
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,073	$(21,671)	$10,402	9	$32,293	$(20,455)	$11,838	9
Customer-related assets	134,059	(58,926)	75,133	12	134,396	(52,611)	81,785	12
Supplier relationships	240	(90)	150	20	240	(84)	156	20
Technology-based assets	80,723	(39,345)	41,378	9	80,694	(35,130)	45,564	9
Non-competition agreement	1,750	(1,436)	314	4	1,751	(1,285)	466	4
Total intangible assets	$248,845	$(121,468)	$127,377	10	$249,374	$(109,565)	$139,809	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Amortization expense	$5,976	$6,632	$12,031	$13,145

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2012 and subsequent years as follows:

($000)
2012	$23,766
2013	21,086
2014	19,859
2015	18,998
2016	14,393
2017	9,839

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, changes in the estimated average useful life, and currency translations.

4.	Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2012	2011	2012	2011

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$27,888	$26,485	$48,025	$49,022
Less: Distributed earnings available to participating securities	(12)	(8)	(27)	(17)
Less: Undistributed earnings available to participating securities	(53)	(72)	(88)	(131)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$27,823	$26,405	$47,910	$48,874

Weighted average common shares outstanding	49,195	50,165	49,566	49,983

Basic net income per share attributable to Morningstar, Inc.	$0.57	$0.53	$0.97	$0.98

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$27,823	$26,405	$47,910	$48,874
Add: Undistributed earnings allocated to participating securities	53	72	88	131
Less: Undistributed earnings reallocated to participating securities	(53)	(70)	(87)	(129)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$27,823	$26,407	$47,911	$48,876

Weighted average common shares outstanding	49,195	50,165	49,566	49,983
Net effect of dilutive stock options and restricted stock units	661	977	730	1,058
Weighted average common shares outstanding for computing diluted income per share	49,856	51,142	50,296	51,041

Diluted net income per share attributable to Morningstar, Inc.	$0.56	$0.52	$0.95	$0.96

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

The following tables present information about our operating segments and by geographical area:

	Three months ended June 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$134,749	$31,219	$—	$165,968
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	86,915	17,179	6,385	110,479
Stock-based compensation expense	2,531	529	674	3,734
Depreciation and amortization	2,300	38	8,281	10,619
Operating income (loss)	$43,003	$13,473	$(15,340)	$41,136

U.S. capital expenditures				$6,818
Non-U.S. capital expenditures				$2,110

	Three months ended June 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$128,116	$32,895	$—	$161,011
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	86,484	13,833	7,681	107,998
Stock-based compensation expense	2,488	531	824	3,843
Depreciation and amortization	2,047	40	8,476	10,563
Operating income (loss)	$37,097	$18,491	$(16,981)	$38,607

U.S. capital expenditures				$1,593
Non-U.S. capital expenditures				$1,788

	Six months ended June 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$261,674	$65,053	$—	$326,727
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	180,353	33,132	13,313	226,798
Stock-based compensation expense	5,090	1,080	1,430	7,600
Depreciation and amortization	4,544	77	16,173	20,794
Operating income (loss)	$71,687	$30,764	$(30,916)	$71,535

U.S. capital expenditures				$14,215
Non-U.S. capital expenditures				$3,707

	Six months ended June 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$248,515	$64,263	$—	$312,778
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	170,247	27,671	16,187	214,105
Stock-based compensation expense	4,958	973	1,561	7,492
Depreciation and amortization	3,906	82	16,777	20,765
Operating income (loss)	$69,404	$35,537	$(34,525)	$70,416

U.S. capital expenditures				$3,523
Non-U.S. capital expenditures				$4,895

	As of June 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,568	$41,395	$—	$316,963

	As of December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,059	$41,433	$—	$318,492

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
United States	$117,952	$113,424	$232,421	$221,605
United Kingdom	14,714	13,947	28,450	26,794
Europe, excluding the United Kingdom	12,281	12,561	24,336	24,141
Australia	9,791	10,693	19,139	19,986
Canada	7,397	6,784	14,747	13,401
Asia, excluding Japan	2,366	2,338	4,735	4,402
Japan	986	959	1,965	1,890
Other	481	305	934	559
Total Non-U.S.	48,016	47,587	94,306	91,173

Total	$165,968	$161,011	$326,727	$312,778

Long-lived assets by geographical area
	As of June 30	As of December 31
($000)	2012	2011
United States	$53,941	$44,572
United Kingdom	7,422	7,512
Europe, excluding the United Kingdom	2,543	2,629
Australia	1,550	1,415
Canada	1,914	2,076
Asia, excluding Japan	9,757	9,656
Japan	216	282
Other	33	54
Total Non-U.S.	23,435	23,624

Total	$77,376	$68,196

6.	Investments and Fair Value Measurements

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

	As of June 30	As of December 31
($000)	2012	2011
Available-for-sale	$217,478	$247,917
Held-to-maturity	19,717	16,347
Trading securities	5,184	5,491
Total	$242,379	$269,755

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2012				As of December 31, 2011
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$82,317	$53	$(571)	$81,799	$139,099	$72	$(402)	$138,769
Corporate bonds	78,476	38	(351)	78,163	61,589	14	(280)	61,323
Commercial paper	17,138	1	(3)	17,136	29,964	2	(7)	29,959
Equity securities and exchange-traded funds	29,080	827	(421)	29,486	8,461	368	(558)	8,271
Mutual funds	10,355	623	(84)	10,894	9,298	363	(66)	9,595
Total	$217,366	$1,542	$(1,430)	$217,478	$248,411	$819	$(1,313)	$247,917

Held-to-maturity:
Certificates of deposit	$19,717	$—	$—	$19,717	$16,347	$—	$—	$16,347

As of June 30, 2012 and December 31, 2011, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2012 and December 31, 2011. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2012		As of December 31, 2011
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$141,562	$140,928	$155,651	$155,247
Due in one to two years	36,369	36,170	75,001	74,804
Equity securities, exchange-traded funds, and mutual funds	39,435	40,380	17,759	17,866
Total	$217,366	$217,478	$248,411	$247,917

Held-to-maturity:
Due in one year or less	$19,712	$19,712	$16,342	$16,342
Due in one to three years	5	5	5	5
Total	$19,717	$19,717	$16,347	$16,347

As of June 30, 2012 and December 31, 2011, held-to-maturity investments included a $1,500,000 and a $1,600,000 certificate of deposit, respectively, held primarily as collateral against a bank guarantee for our office lease in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2012	2011
Realized gains	$470	$397
Realized losses	(519)	—
Realized gains (losses), net	$(49)	$397

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2012	2011
Unrealized gains (losses), net	$156	$(9)

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2012
	as of	Using Fair Value Hierarchy
($000)	June 30, 2012	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$81,799	$—	$81,799	$—
Corporate bonds	78,163	—	78,163	—
Commercial paper	17,136	—	17,136	—
Equity securities and exchange-traded funds	29,486	29,486	—	—
Mutual funds	10,894	10,894	—	—
Trading securities	5,184	5,184	—	—
Cash equivalents	9,485	9,485	—	—
Total	$232,147	$55,049	$177,098	$—

	Fair Value	Fair Value Measurements as of December 31, 2011
	as of	Using Fair Value Hierarchy
($000)	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$138,769	$—	$138,769	$—
Corporate bonds	61,323	—	61,323	—
Commercial paper	29,959	—	29,959	—
Equity securities and exchange-traded funds	8,271	8,271	—	—
Mutual funds	9,595	9,595	—	—
Trading securities	5,491	5,491	—	—
Cash equivalents	30,818	30,818	—	—
Total	$284,226	$54,175	$230,051	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of June 30, 2012 and December 31, 2011.

7.	Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of June 30	As of December 31
($000)	2012	2011
Investment in MJKK	$19,618	$19,662
Other equity method investments	2,645	2,807
Investments accounted for using the cost method	12,008	5,173
Total investments in unconsolidated entities	$34,271	$27,642

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

	As of June 30	As of December 31
	2012	2011
Morningstar’s approximate ownership of MJKK	34%	33%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,293,035	¥2,797,704
Equivalent U.S. dollars ($000)	$41,426	$36,146

Other Equity Method Investments. As of June 30, 2012 and December 31, 2011, other equity method investments consist of our investment in Morningstar Sweden AB (Morningstar Sweden) and YCharts, Inc. (YCharts). Morningstar Sweden develops and markets products and services customized for its respective market. Our ownership interest in Morningstar Sweden was approximately 24% as of June 30, 2012 and December 31, 2011. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 20% as of June 30, 2012 and December 31, 2011.

We did not record any impairment losses on our equity method investments in the first six months of 2012 or 2011.

Cost Method Investments. As of June 30, 2012 and December 31, 2011, our cost method investments consist of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). As of March 31, 2012, our cost method investments also include HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. We paid approximately $6,750,000 for the minority equity stake in HelloWallet in the first quarter of 2012. We did not record any impairment losses on our cost method investments in the first six months of 2012 or 2011.

8.	Liability for Vacant Office Space

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities," as appropriate, on our Condensed Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2011 to June 30, 2012:

Liability for vacant office space	($000)
Balance as of December 31, 2011	$919
Reduction of liability for lease and other related payments	(654)
Balance as of June 30, 2012	$265

9.	Stock-Based Compensation

Stock-Based Compensation Plans

Our shareholders approved the Morningstar 2011 Stock Incentive Plan (the 2011 Plan) on May 17, 2011. As of that date, we stopped granting awards under the Morningstar 2004 Stock Incentive Plan (the 2004 Plan). The 2004 Plan amended and restated the Morningstar 1993 Stock Option Plan, the Morningstar 2000 Stock Option Plan, and the Morningstar 2001 Stock Option Plan.

The 2011 Plan provides for a variety of stock-based awards, including, among other things, stock options, restricted stock units, and restricted stock. We granted stock options, restricted stock units and restricted stock under the 2004 Plan.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of June 30
(000)	2012
Shares available for future grants	4,740

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Restricted stock units	$3,270	$3,332	$6,548	$6,117
Restricted stock	444	444	888	1,308
Stock options	20	67	164	67
Total stock-based compensation expense	$3,734	$3,843	$7,600	$7,492

Income tax benefit related to the stock-based compensation expense	$882	$944	$1,804	$1,669

The following table summarizes the amount of unrecognized stock-based compensation expense as of June 30, 2012 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$33,988	36
Restricted stock	5,031	34
Stock options	1,355	33
Total unrecognized stock-based compensation expense	$40,374	36

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

The following table summarizes restricted stock unit activity during the first six months of 2012:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2011	741,043	20,076	761,119	$50.66
Granted	293,609	—	293,609	55.40
Dividend equivalents	2,553	(3)	2,550	50.69
Vested	(245,251)	—	(245,251)	50.74
Vested but deferred	1,424	(1,424)	—	—
Issued	—	—	—	—
Forfeited	(44,928)	—	(44,928)	48.43
RSUs outstanding—June 30, 2012	748,450	18,649	767,099	52.59

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

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first six months of 2011 included approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

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

The following tables summarize stock option activity in the first six months of 2012 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	398,859	$19.72
Granted	—	—
Canceled	(600)	14.70
Exercised	(76,009)	20.07
Options outstanding—June 30, 2012	322,250	20.13

Options exercisable—June 30, 2012	322,250	$20.13

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	818,552	$22.76
Granted	—	—
Canceled	(22,204)	39.90
Exercised	(267,835)	16.56
Options outstanding—June 30, 2012	528,513	25.50

Options exercisable—June 30, 2012	472,890	$21.74

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Six months ended June 30
($000)	2012	2011
Intrinsic value of options exercised	$14,531	$20,137

The table below shows additional information for options outstanding and exercisable as of June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	161,914	0.83	$8.58	$7,975	161,914	0.83	$8.58	$7,975
$20.09 - $45.80	612,543	2.67	23.16	21,241	612,543	2.67	23.16	21,241
$57.28 - $59.35	76,306	8.76	57.45	39	20,683	7.87	57.28	12
$8.57 - $59.35	850,763			$29,255	795,140			$29,228

Vested or Expected to Vest
$8.57 - $59.35	856,763	2.87	$23.46	$29,256

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on June 30, 2012. The intrinsic value is based on our closing stock price of $57.84 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Excess tax benefits related to stock-based compensation	$1,235	$2,049	$4,548	$6,171

10.	Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and six months ended June 30, 2012 and June 30, 2011:

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$42,131	$38,616	$73,189	$71,199
Equity in net income of unconsolidated entities	497	595	1,063	969
Net (income) loss attributable to the noncontrolling interest	4	(2)	28	96
Total	$42,632	$39,209	$74,280	$72,264
Income tax expense	$14,744	$12,724	$26,255	$23,242
Effective tax rate	34.6%	32.5%	35.3%	32.2%

Our effective tax rate in the second quarter of 2012 was 34.6%, an increase of 2.1 percentage points compared with the prior-year period. Our effective tax rate in the first half of 2012 was 35.3%, an increase of 3.1 percentage points compared with the first half of 2011. The effective tax rate increase in both periods primarily reflects higher amounts of tax incentives and certain deferred income tax benefits recorded in the 2011 periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
($000)	2012	2011
Gross unrecognized tax benefits	$12,393	$12,189
Gross unrecognized tax benefits that would affect income tax expense	$12,110	$11,907
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,992	$9,827

There were no significant changes to unrecognized tax benefits in the first half of 2012.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2012	2011
Current liability	$5,305	$5,329
Non-current liability	6,627	6,200
Total liability for unrecognized tax benefits	$11,932	$11,529

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The Receiver seeks unspecified damages. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG-for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude Morningstar from renewing its motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. In mid-June 2012, Morningstar filed a motion to dismiss the Receiver's complaint.

Morningstar believes the allegations against it by the Klass plaintiffs and the Receiver have no legal or factual basis and plans to vigorously contest the claims. Morningstar also intends to refile its affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.

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

12. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the 2010 share repurchase program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with a revised expiration date of December 31, 2013. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of June 30, 2012, we had repurchased a total of 2,660,557 shares for $153,920,000 under this authorization.

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
•liability related to the storage of personal information about our users;
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

Industry Overview

We monitor trends in the economic and financial information industry on an ongoing basis and use these insights to help inform our company strategy, product development plans, and marketing initiatives.

With economic growth and job creation slowing significantly as well as the continuing uncertainty over Europe's debt crisis, global markets pulled back in the second quarter of 2012, giving up many of the gains achieved in the first quarter. Morningstar's U.S. Market Index, a broad market benchmark, declined 3.1% in the quarter, as U.S. equity markets saw their third straight midyear slowdown. The Global Ex-U.S. Index fell to an even greater extent, posting a 7.4% drop over the same period.

U.S. mutual fund assets stood at $12.2 trillion as of June 30, 2012, based on data from the Investment Company Institute (ICI), essentially unchanged from this time last year. Based on Morningstar's estimated asset flow data, fund inflows remained heavily weighted towards fixed-income, with solid flows into high-yield and emerging-markets bond funds suggesting investors are becoming increasingly comfortable taking on risk in search of yield. U.S. stock funds stayed in familiar territory, posting their 14th consecutive month of outflows in June.

Assets in exchange-traded funds (ETFs) rose to $1.2 trillion as of June 30, 2012, compared with $1.1 trillion as of June 30, 2011, based on data from the ICI.

Overall, we believe that business conditions in the financial services sector have deteriorated in recent months, as businesses and consumers alike remain cautious about spending. The variable annuity market continues to be under pressure, as long-term interest rates in the United States have dropped to historic lows. In addition, market volatility increased in the quarter with concerns persisting about the strength of the global economic recovery. Our results have been impacted and our future results will be impacted by these factors.

Three and Six Months Ended June 30, 2012 vs. Three and Six Months Ended June 30, 2011

Consolidated Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2012	2011	Change		2012	2011		Change
Revenue	$165,968	$161,011	3.1%		$326,727	$312,778	9	4.5%
Operating income	$41,136	$38,607	6.6%		$71,535	$70,416		1.6%
Operating margin	24.8%	24.0%	0.8	pp	21.9%	22.5%		(0.6)	pp

Cash provided by (used for) investing activities	$24,943	$(45,307)	NMF		$2,963	$(55,351)		NMF
Cash provided by (used for) financing activities	$(89,291)	$(846)	NMF		$(110,134)	$5,489		NMF

Cash provided by operating activities	$49,165	$46,810	5.0%		$54,789	$61,156		(10.4)%
Capital expenditures	(8,928)	(3,381)	164.1%		(17,922)	(8,418)		112.9%
Free cash flow	$40,237	$43,429	(7.3)%		$36,867	$52,738		(30.1)%

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

Consolidated Revenue

In the second quarter of 2012, our consolidated revenue increased 3.1% to $166.0 million, compared with $161.0 million in the second quarter of 2011. Currency movements had a negative effect in the quarter, lowering revenue by approximately $2.6 million.

Excluding the effect of foreign currency translations, our consolidated revenue rose by about $7.5 million, or 4.7%, in the second quarter of 2012. Leading the growth were Morningstar Direct and Morningstar Data (formerly Licensed Data). Morningstar Advisor Workstation and Integrated Web Tools also contributed to the organic revenue increase, although to a lesser extent. These positive factors helped offset the loss of revenue associated with a contract loss in our Investment Management division. As previously announced, a large Investment Advisory Services client moved to in-house management of several fund-of-funds portfolios in April 2012. We received about $0.6 million of revenue from this contract in the second quarter of 2012, compared with $3.2 million in the second quarter of 2011.

Revenue for Morningstar.com was down because of a difficult advertising sales market and declining paid Premium subscriptions, primarily in the United States.

Revenue for the first half of the year increased 4.5% to $326.7 million. Currency movements had a negative effect, lowering revenue by approximately $2.8 million. Excluding the effect of foreign currency translations, our consolidated revenue rose about $16.8 million, or 5.4%, in the first six months of 2012.

To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions and the impact of foreign currency translations, and revenue from acquisitions. We did not complete any acquisitions during the 12 months ended June 30, 2012.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2012	2011	Change	2012	2011	Change
Consolidated revenue	$165,968	$161,011	3.1%	$326,727	$312,778	4.5%
Less: acquisitions	—	—	n/a	—	—	n/a
Unfavorable impact of foreign currency translations	2,564	—	NMF	2,827	—	NMF
Organic revenue	$168,532	$161,011	4.7%	$329,554	$312,778	5.4%
 ___________________________________________________________________________________________
n/a — not applicable

Organic revenue (revenue excluding acquisitions and the impact of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International revenue made up 28.9% of our consolidated revenue in both the second quarter and first half of 2012. Revenue from international operations rose $0.4 million, or 0.9%, to $48.0 million for the second quarter. Revenue from international operations rose 3.4%, or $3.1 million, to $94.3 million in the first half of 2012. The majority of our international revenue is from Europe, Australia, and Canada.

Foreign currency translations had a negative effect in both periods, primarily from the euro. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 6.3% in the second quarter and 6.5% in the first half of 2012, reflecting stronger product sales in Europe and to a lesser extent in Canada.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2012	2011	Change	2012	2011	Change
International revenue	$48,016	$47,587	0.9%	$94,306	$91,173	3.4%
Less: acquisitions	—	—	n/a	—	—	n/a
Unfavorable impact of foreign currency translations	2,564	—	NMF	2,827	—	NMF
International organic revenue	$50,580	$47,587	6.3%	$97,133	$91,173	6.5%

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Operating expense	$124,832	$122,404	2.0%		$255,192	$242,362	5.3%
% of revenue	75.2%	76.0%	(0.8)	pp	78.1%	77.5%	0.6	pp

In the second quarter of 2012, our consolidated operating expense increased $2.4 million, or 2.0%. For the first six months of 2012, operating expense increased $12.8 million, or 5.3%.

Higher salary expense of $3.7 million and $10.5 million was the primary driver of the increase in total operating expense in the quarter and first half of 2012. The majority of the expense increase in both periods reflects higher salaries from regular pay raises and market adjustments made for some positions in July 2011. The rest of the increase represents additional headcount. We had approximately 3,490 employees worldwide as of June 30, 2012, compared with 3,465 as of December 31, 2011 and 3,300 as of June 30, 2011. About one-third of the year-over-year increase in headcount reflects hiring for our development centers in China and India with most of the remainder in the United States. Headcount declined slightly during the second quarter of 2012 due to a slowdown in our filling of open positions.

Higher employee benefit costs, production expense, and professional fees also contributed to the increase in operating expense in the quarter and first half of the year.

Partially offsetting these increases was a reduction of bonus expense of approximately $3.6 million in the quarter and $2.4 million in the first half of 2012. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year operating income relative to budget.

We capitalized $2.4 million and $4.1 million of operating expense in the second quarter and first half of 2012, respectively, primarily for software development for Morningstar Direct, Morningstar Commodity Data, and Structured Credit Ratings. In comparison, we capitalized $0.4 million and $1.0 million of operating expense in the second quarter and first half of 2011, respectively.

General and administrative expense (G&A) in the second quarter of 2011 included $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals. These amounts did not recur in the second quarter of 2012.

G&A in the first half of 2012 included about $1.6 million for a litigation settlement and an impairment charge for one of our smaller products. G&A for the first half of 2011 included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in the first half of 2012.

Intangible amortization expense decreased $0.7 million in the quarter and $1.1 million in the first half of the year, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

Cost of Goods Sold

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Cost of goods sold	$49,452	$45,186	9.4%		$99,768	$85,855	16.2%
% of revenue	29.8%	28.1%	1.7	pp	30.5%	27.4%	3.1	pp
Gross profit	$116,516	$115,825	0.6%		$226,959	$226,923	—%
Gross margin	70.2%	71.9%	(1.7)	pp	69.5%	72.6%	(3.1)	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Compensation expense for approximately half of our employees is included in this category.

Cost of goods sold rose $4.3 million in the second quarter of 2012 and $13.9 million in the first half of 2012. Higher salaries and other compensation-related expense contributed approximately $2.7 million and $7.9 million of the increase in the second quarter and first half of the year, respectively. Higher production expense in both periods of $1.5 million and $2.0 million, respectively, also contributed to the increase. Partially offsetting the expense increase in the second quarter of 2012 was a reduction in bonus expense of $0.5 million. However, bonus expense was up $2.0 million in the first half of 2012. Please refer to the section, Bonus Expense, for additional information on the increase in the first half of the year.

Our gross margin declined in the second quarter and first half of the year as expenses in this category increased at a faster rate compared with revenue growth.

Development Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Development expense	$12,442	$13,681	(9.1)%		$25,807	$25,669	0.5%
% of revenue	7.5%	8.5%	(1.0)	pp	7.9%	8.2%	(0.3)	pp

Development expense decreased $1.2 million in the second quarter of 2012 and increased $0.1 million in the first six months of 2012. We capitalized $2.4 million of software development expense in the second quarter of 2012 and $4.1 million in the year-to-date period, reducing the expense that we would otherwise report in this category. In comparison, we capitalized $0.4 million and $1.0 million in the second quarter and first six months of 2011, respectively. Higher salaries and compensation-related expense for our development teams partially offset the favorable effect of the capitalized operating expense.

As a percentage of revenue, development expense was lower in both the second quarter and first half of 2012, primarily reflecting the effect of capitalizing software development partially offset by higher compensation as a percentage of revenue.

Sales and Marketing Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Sales and marketing expense	$27,373	$26,767	2.3%		$55,699	$53,249	4.6%
% of revenue	16.5%	16.6%	(0.1)	pp	17.0%	17.0%	—	pp

Sales and marketing expense increased $0.6 million in the second quarter and $2.5 million in the first half of 2012. Higher salary-related expense represented almost all of the overall expense increase in the quarter and year-to-date periods. Lower bonus expense and lower advertising and marketing expense partially offset the increase in the second quarter of 2012. Lower advertising and marketing expense and lower commission expense partially offset the increase in the first half of the year.

As a percentage of revenue, sales and marketing expense was down slightly in the quarter and flat for the first half of the year, primarily reflecting lower bonus and commission expense as a percentage of revenue partially offset by higher salary expense as a percentage of revenue.

General and Administrative Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
General and administrative expense	$24,946	$26,207	(4.8)%		$53,124	$56,824	(6.5)%
% of revenue	15.0%	16.3%	(1.3)	pp	16.3%	18.2%	(1.9)	pp

G&A declined $1.3 million in the second quarter of 2012 and $3.7 million in the first half of 2012.

The decrease in the second quarter primarily reflects lower bonus expense of $1.7 million. Lower rent expense also contributed to the decline, although to a lesser extent. Higher professional fees partially offset the decline. In addition, G&A in the second quarter of 2011 included $1.4 million of business tax expense related to prior years. This operating expense was partially offset by a $0.8 million reduction in sales tax accruals. These amounts did not recur in 2012.

The decrease in the first half of the year primarily reflects lower bonus expense of $4.5 million. Current year bonus expense is down $1.7 million. In addition, in the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million to the bonus expense recorded in the first quarter of 2011. Please refer to the section, Bonus Expense, for additional information.

G&A in the first half of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. G&A for the first half of 2011 included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in 2012.

As a percentage of revenue, G&A expense declined 1.3 percentage points in the second quarter of 2012, primarily because of lower bonus expense. As a percentage of revenue, G&A expense declined 1.9 percentage points in the first half of 2012, primarily because of lower bonus expense and the $3.2 million of separation agreement expense from 2011 that didn't recur in 2012.

Depreciation and Amortization Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Depreciation expense	$4,643	$3,931	18.1%		$8,763	$7,620	15.0%
Amortization expense	5,976	6,632	(9.9)%		12,031	13,145	(8.5)%
Total depreciation and amortization expense	$10,619	$10,563	0.5%		$20,794	$20,765	0.1%
% of revenue	6.4%	6.6%	(0.2)	pp	6.4%	6.6%	(0.2)	pp

Depreciation expense rose $0.7 million in the second quarter of 2012. Amortization expense decreased $0.7 million in the second quarter of 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $23.8 million in 2012 and $21.1 million in 2013. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the second quarter and first half of 2012.

Stock-Based Compensation Expense

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Restricted stock units	$3,270	$3,332	(1.9)%		$6,548	$6,117	7.0%
Restricted stock	444	444	—%		888	1,308	(32.1)%
Stock options	20	67	(70.1)%		164	67	144.8%
Total stock-based compensation expense	$3,734	$3,843	(2.8)%		$7,600	$7,492	1.4%
% of revenue	2.2%	2.4%	(0.2)	pp	2.3%	2.4%	(0.1)	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense decreased $0.1 million in the second quarter, increased $0.1 million in the first half of 2012, and was down slightly as a percentage of revenue compared with the same periods in 2011.

Restricted Stock Units: We began granting RSUs in May 2006 and have made additional grants each year, primarily in the second quarter. We recognize the expense related to RSUs over the vesting period, which is four years for employees and three years for non-employee directors. We estimate forfeitures for these awards and typically adjust the estimated forfeitures to actual forfeiture experience in the third quarter. The expense recorded in the first six months of 2011 was favorably affected by $0.5 million for restricted stock units that were forfeited in the first quarter of 2011.

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Morningstar Credit Ratings LLC. In May 2010, we issued 199,174 shares. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture or acceleration upon a termination of the holder's employment during the vesting period depending on the circumstances. The expense in the first half of 2011 included $0.4 million for accelerated vesting of a portion of these restricted stock grants.

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

Based on grants of RSUs, stock options, and restricted stock made through June 30, 2012, we anticipate that stock-based compensation expense will be approximately $15.6 million in 2012. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The amount of bonus expense is not a fixed cost. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year operating income relative to budget. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Bonus expense	$7,398	$10,982	(32.6)%		$18,718	$21,115	(11.4)%
% of revenue	4.5%	6.8%	(2.3)	pp	5.7%	6.8%	(1.1)	pp

Bonus expense, which we include in each of our operating expense categories, decreased $3.6 million in the second quarter of 2012 and $2.4 million in the first half of 2012. Bonus expense as a percentage of revenue decreased about 2.3 percentage points in the second quarter of 2012 and 1.1 percentage points in the first half of 2012.

Bonus expense for the first half of the year consisted of both the current year bonus expense and the true-up related to the prior year bonus accrual. We adjust the prior-year bonus estimate to the actual bonus payout during the first quarter, which is when the payout occurs. The total bonus expense recorded in the first six months of 2012 and 2011 was favorably impacted by $0.1 million and $0.4 million, respectively, for this true-up. Although in total, the bonuses paid out in 2012 and 2011 were only slightly lower compared with the amounts expensed in 2011 and 2010, respectively, there were some differences by cost category. The table below presents the effect of these two factors by cost category and in total:

	Six months ended June 30
($000)	2012	2011	Change
Cost of goods sold:
Current year expense	$8,868	$8,574	$294
Prior year true-up	116	(1,577)	1,693
Total cost of sales	8,984	6,997	1,987

Development:
Current year expense	3,552	3,492	60
Prior year true-up	(950)	(959)	9
Total development	2,602	2,533	69

Sales and marketing:
Current year expense	1,770	3,178	(1,408)
Prior year true-up	973	(521)	1,494
Total sales and marketing	2,743	2,657	86

General and administrative:
Current year expense	4,664	6,319	(1,655)
Prior year true-up	(275)	2,609	(2,884)
Total general and administrative	4,389	8,928	(4,539)

Total current year expense	18,854	21,563	(2,709)
Total prior year true-up	(136)	(448)	312
Total bonus expense	$18,718	$21,115	$(2,397)

Consolidated Operating Income

	Three months ended June 30				Six months ended June 30
($000)	2012	2011	Change		2012	2011	Change
Operating income	$41,136	$38,607	6.6%		$71,535	$70,416	1.6%
% of revenue	24.8%	24.0%	0.8	pp	21.9%	22.5%	(0.6)	pp

Consolidated operating income increased $2.5 million in the second quarter of 2012 as the $5.0 million increase in revenue outpaced the increase in our costs. Our operating margin was 24.8%, an increase of 0.8 percentage points compared with the second quarter of 2011.

Consolidated operating income increased $1.1 million in the first half of 2012 as the $13.9 million increase in revenue outpaced the $12.8 million increase in our costs. Our operating margin was 21.9%, a slight decrease of 0.6 percentage points compared with the first half of 2011.

Lower bonus expense as a percentage of revenue contributed approximately 2.3 percentage points to the margin improvement in the second quarter. Higher compensation expense, primarily salary expense, as a percentage of revenue partially offset the margin improvement, lowering the margin by approximately 2.0 percentage points in the second quarter.

Higher salary expense as a percentage of revenue contributed to the margin decline in the first half of 2012, lowering the margin by approximately 1.7 percentage points. Lower bonus expense as a percentage of revenue of 1.1 percentage points partially offset the decline.

The $3.2 million of expense recorded in the first quarter of 2011 related to a separation agreement lowered our margin for the first half of 2011 by approximately 1.0 percentage points, favorably affecting the current-year comparison.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
($000)	2012	2011	Change	2012	2011	Change
Cash provided by operating activities	$49,165	$46,810	5.0%	$54,789	$61,156	(10.4)%
Capital expenditures	(8,928)	(3,381)	164.1%	(17,922)	(8,418)	112.9%
Free cash flow	$40,237	$43,429	(7.3)%	$36,867	$52,738	(30.1)%

We generated positive free cash flow in both the second quarter and year-to-date periods of 2012 and 2011. Historically, free cash flow has been stronger in the second quarter compared with the first quarter because of the timing of our annual bonus payments. We typically pay bonuses in the first quarter, and these payments reduce our cash flow from operations. Free cash flow decreased $3.2 million in the second quarter of 2012 and decreased $15.9 million in the first six months of 2012.

Cash provided by operating activities: Cash provided by operating activities increased $2.4 million in the second quarter of 2012 reflecting higher net income, adjusted for non-cash items and the positive cash effect of changes in operating assets and liabilities, partially offset by a $2.3 million increase in income tax payments.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended June 30			Six months ended June 30
($000)	2012	2011	Change	2012	2011	Change
Consolidated net income	$27,884	$26,487	$1,397	$47,997	$48,926	$(929)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1,235)	(2,049)	814	(4,548)	(6,171)	1,623
Depreciation and amortization expense	10,619	10,563	56	20,794	20,765	29
Stock-based compensation expense	3,734	3,843	(109)	7,600	7,492	108
All other non-cash items included in net income	1,882	746	1,136	698	(532)	1,230
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(42,820)	(37,464)	(5,356)
Cash paid for income taxes	(16,485)	(14,142)	(2,343)	(21,405)	(21,104)	(301)
Cash paid for separation agreements	—	(686)	686	(137)	(2,756)	2,619
Accounts receivable	3,045	3,974	(929)	(4,394)	617	(5,011)
Deferred revenue	(1,832)	(1,650)	(182)	12,333	8,197	4,136
Income taxes — current	13,641	11,587	2,054	25,930	23,846	2,084
Accrued compensation	8,248	13,034	(4,786)	16,037	25,692	(9,655)
Other assets	118	(845)	963	(3,640)	608	(4,248)
Accounts payable and accrued liabilities	(51)	(2,660)	2,609	652	(5,260)	5,912
All other	(403)	(1,392)	989	(308)	(1,700)	1,392
Cash provided by operating activities	$49,165	$46,810	$2,355	$54,789	$61,156	$(6,367)

In the second quarter of 2012, the increase in cash from operations was less than the increase in net income adjusted for non-cash items, primarily because of the timing of income tax payments and the negative cash flow effect of accrued compensation.

In the first half of 2012, the decrease in cash from operations exceeded the positive change in net income adjusted for non-cash items, primarily because of the negative cash flow effect of the bonus payments.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first six months of 2012 and 2011, we classified $4.5 million and $6.2 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $8.9 million for capital expenditures in the second quarter of 2012 and $17.9 million in the first six months of 2012, primarily for computer hardware and software, internally developed capitalized software, and spending for an expansion of office space in Chicago. In the first half of 2012, capital expenditures increased $9.5 million, primarily for computer hardware and software for our U.S. operations, and internally developed capitalized software.

Segment Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue
Investment Information	$134,749	$128,116	5.2%		$261,674	$248,515	5.3%
Investment Management	31,219	32,895	(5.1)%		65,053	64,263	1.2%
Consolidated revenue	$165,968	$161,011	3.1%		$326,727	$312,778	4.5%

Operating income (loss)
Investment Information	$43,003	$37,097	15.9%		$71,687	$69,404	3.3%
Investment Management	13,473	18,491	(27.1)%		30,764	35,537	(13.4)%
Intangible amortization and corporate depreciation expense	(8,281)	(8,476)	(2.3)%		(16,173)	(16,777)	(3.6)%
Corporate unallocated	(7,059)	(8,505)	(17.0)%		(14,743)	(17,748)	(16.9)%
Consolidated operating income	$41,136	$38,607	6.6%		$71,535	$70,416	1.6%

Operating margin
Investment Information	31.9%	29.0%	2.9	pp	27.4%	27.9%	(0.5)	pp
Investment Management	43.2%	56.2%	(13.0)	pp	47.3%	55.3%	(8.0)	pp
Consolidated operating margin	24.8%	24.0%	0.8	pp	21.9%	22.5%	(0.6)	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data (formerly Licensed Data), Morningstar Direct, Morningstar Advisor Workstation (including Morningstar Office), Morningstar.com, Morningstar Integrated Web Tools, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors. Advisor Workstation is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that help institutional clients build customized websites or enhance their existing sites with our online tools and components. Principia is our CD-ROM-based investment research and planning software for advisors.

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

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

In the first six months of 2012 and 2011, this segment represented approximately 80% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue	$134,749	$128,116	5.2%		$261,674	$248,515	5.3%
Operating income	$43,003	$37,097	15.9%		$71,687	$69,404	3.3%
Operating margin (%)	31.9%	29.0%	2.9	pp	27.4%	27.9%	(0.5)	pp

Revenue

In the second quarter of 2012, Investment Information segment revenue increased $6.6 million, or 5.2%, to $134.7 million. Investment Information segment revenue increased $13.2 million, or 5.3%, to $261.7 million in the first half of 2012. Our software and data product lines were the main contributors to revenue growth in both periods.

Morningstar Direct was the largest contributor to the increase in segment revenue and contributed approximately 40% and 45% of the organic revenue growth for the segment in the second quarter and first half of 2012, respectively. The number of licenses for Morningstar Direct increased to 6,771 worldwide, compared with 5,442 as of June 30, 2011, with strong growth globally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr.

Morningstar Data was the second largest contributor to the increase in the segment revenue in both the second quarter and first half of 2012. Morningstar Data's revenue growth reflects strong renewal rates for managed product data. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Custom solutions revenue and advisor software revenue also contributed to the growth, but to a lesser extent.

Higher revenue from Morningstar Advisor Workstation (mainly Morningstar Office) and Morningstar Integrated Web Tools more than offset slightly lower revenue from Principia. The number of U.S. licenses for Morningstar Advisor Workstation declined slightly to 160,145 as of June 30, 2012 compared with 160,287 as of December 31, 2011 and 160,931 as of June 30, 2011. Principia subscriptions totaled 28,599 as of June 30, 2012, down from 31,270 as of December 31, 2011 and 32,335 as of June 30, 2011.

Revenue for Morningstar.com was down for both 2012 periods because of a difficult advertising sales market and declining paid Premium subscriptions, primarily in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 126,410 as of June 30, 2012, compared with 130,354 as of December 31, 2011 and 136,008 as of June 30, 2011. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2012 and 2011, which partly offset the revenue decline associated with the lower subscription levels.

Revenue for Morningstar Structured Credit Ratings was up slightly in the second quarter but down in the first half of the year. Revenue was down in the first half of the year because of competitive pricing pressure compared with the prior-year period.

Operating Income

In the second quarter of 2012, operating income for the Investment Information segment increased $5.9 million, or 15.9%. Operating expense was up $0.7 million in the second quarter of 2012. Higher salary-related expense was almost entirely offset by lower bonus expense and lower advertising and marketing expense.

In the first half of 2012, operating income for the Investment Information segment increased $2.3 million, or 3.3%. Operating expense was up $10.9 million, or 6.1% in the first half of 2012. Higher salary expense contributed almost all of the increase in the period. Bonus expense was flat. Lower advertising and marketing expense partially offset the increase.

The Investment Information segment's operating margin increased 2.9 percentage points in the second quarter, primarily from lower bonus expense as a percentage of revenue. Lower bonus expense contributed approximately 1.8 percentage points to the margin improvement in the quarter.

The Investment Information segment's operating margin declined 0.5 percentage points in the first half of 2012. Higher salary expense as a percentage of revenue was partially offset by lower advertising and marketing expense and commission expense as a percentage of revenue.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn more than half of their revenue from asset-based fees.

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

In the first six months of 2012 and 2011, this segment represented approximately 20% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue	$31,219	$32,895	(5.1)%		$65,053	$64,263	1.2%
Operating income	$13,473	$18,491	(27.1)%		$30,764	$35,537	(13.4)%
Operating margin (%)	43.2%	56.2%	(13.0)	pp	47.3%	55.3%	(8.0)	pp

Revenue

Investment Management segment revenue decreased $1.7 million, or 5.1%, in the second quarter of 2012. The client loss was the primary driver of the segment revenue decline in the second quarter. Our largest client in our Investment Management segment began managing several fund-of-funds portfolios in-house in April 2012. We received $0.6 million in revenue from our work on these portfolios in the second quarter of 2012 compared with about $3.2 million in the second quarter of 2011. This represented about 9.7% of Investment Management segment revenue in the second quarter of 2011.

Investment Management segment revenue rose $0.8 million in the first half of 2012. Investment Advisory Services was the primary driver of the revenue increase in the first half of 2012, with revenue up $1.6 million. The client loss partially offset the higher revenue. We received $3.8 million in revenue from our work on these portfolios in the first half of 2012 compared with $6.2 million in revenue in the first half of 2011.

Morningstar Managed Portfolios also made a positive contribution to revenue in both periods, but to a much lesser extent. Managed Portfolios for Ibbotson Australia and Retirement Solutions were both down in both the second quarter and first half of 2012, partially offsetting the revenue growth for Investment Advisory Services. Revenue for the Retirement Solutions business declined slightly because of lower non-asset-related fees and a change in contract terms for one of our clients.

We had approximately $18.5 million in revenue from asset-based fees in the second quarter of 2012, a decrease of $1.6 million compared with $20.1 million in the second quarter of 2011. Within the Investment Management segment, revenue from asset-based fees made up about 60% of segment revenue in the second quarter and first half of 2012 and 2011.

The asset totals as of the end of each period don't fully reflect the change in average asset levels during the quarter. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $189.7 billion in the second quarter of 2012, up 13.1% from approximately $167.8 billion in the second quarter of 2011.

Assets under Advisement and Management for Investment Advisory Services

	As of June 30
($ billions)	2012	2011
Assets under advisement – U.S.	$133.8	$131.0
Assets under advisement – International	4.3	1.6
Total	$138.1	$132.6

We provided Investment Advisory Services on approximately $138.1 billion in assets as of June 30, 2012 compared with approximately $137.5 billion in assets as of December 31, 2011 and approximately $132.6 billion in assets as of June 30, 2011.

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

Assets under advisement and management increased about $5.5 billion, or 4.1%, compared with June 30, 2011. As mentioned above, our largest Investment Management client began managing several fund-of-funds portfolios in-house in April this year. These portfolios represented $12.6 billion, or 9.5%, of our Investment Advisory Services assets under advisement and management as of June 30, 2011. This loss was partially offset by additional assets for an existing fund-of-funds program for which Morningstar now receives asset-based fees. The new fee structure began in the third quarter of 2011. The increase represents incremental growth for an existing revenue stream. Excluding assets from this program and the client loss, assets under advisement and management rose about 4.7% year over year, reflecting positive market performance and net client inflows.

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

Assets under Advisement and Management for Retirement Solutions

	As of June 30
($ billions)	2012	2011
Assets under management	$22.4	$21.4
Assets under advisement	19.3	17.0
Total	$41.7	$38.4

Assets under management for managed retirement accounts increased to $22.4 billion as of June 30, 2012, compared with $19.9 billion as of December 31, 2011 and $21.4 billion as of June 30, 2011. Assets under advisement for plan sponsor and custom target-date arrangements increased to $19.3 billion as of June 30, 2012, compared with $17.0 billion as of June 30, 2011, and $17.5 billion as of December 31, 2011.

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

Morningstar Managed Portfolios

Revenue for Morningstar Managed Portfolios increased $0.3 million and $0.6 million in the second quarter and first half of 2012, respectively. This growth mainly reflects higher average asset levels during the first six months of 2012 compared with the same period in 2011. Assets under management and advisement for Morningstar Managed Portfolios rose to $3.6 billion as of June 30, 2012, up from $3.0 billion as of December 31, 2011 and $3.0 billion as of June 30, 2011, reflecting strong net inflows.

Ibbotson Australia Managed Portfolios

Revenue for Ibbotson Australia Managed Portfolios declined about $0.5 million and $0.7 million in the second quarter and first half of 2012, respectively. The lower revenue mainly reflects lower average assets levels during the first six months of 2012 compared with the same period in 2011. Assets under management for Ibbotson Australia totaled $3.0 billion as of June 30, 2012, up slightly from $2.9 billion as of December 31, 2011, but down about $0.3 billion compared with $3.3 billion as of June 30, 2011.

Operating Income

Operating income for the Investment Management segment decreased $5.0 million, or 27.1%, in the second quarter of 2012. Operating expense in the segment rose $3.3 million, or 23.2%, in the second quarter of 2012. Operating income for the Investment Management segment decreased $4.8 million in the first half of 2012. Operating expense in the segment rose $5.6 million, or 19.4%, in the first half of 2012.

Operating expense rose in both periods primarily because of higher expense for operations outside of the United States as well as higher salary expense and professional fees in the United States. Lower bonus expense of $1.1 million and $1.9 million in the second quarter and first half of 2012, respectively, partially offset the higher operating expense.

Operating margin decreased 13.0 percentage points and 8.0 percentage points in the second quarter and first six months of 2012, respectively, as operating expense growth exceeded the growth in revenue. Higher salary expense, professional fees, and higher expense for operations outside the United States, all as a percentage of revenue, contributed to the margin decline. Lower bonus expense as a percentage of revenue partially offset the margin decline.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category also includes capitalization and amortization of internal product development costs and amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended June 30			Six months ended June 30
($000)	2012	2011	Change	2012	2011	Change
Amortization expense	$5,976	$6,632	(9.9)%	$12,031	$13,145	(8.5)%
Depreciation expense	2,305	1,844	25.0%	4,142	3,632	14.0%
Corporate unallocated	7,059	8,505	(17.0)%	14,743	17,748	(16.9)%
Corporate items	$15,340	$16,981	(9.7)%	$30,916	$34,525	(10.5)%

Amortization of intangible assets decreased $0.7 million in the second quarter of 2012 and $1.1 million in the first half of 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. As of June 30, 2012, we had $127.4 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $23.8 million in 2012.

Corporate unallocated expense decreased $1.4 million in the second quarter of 2012. We capitalized $2.4 million and $0.4 million of expense for software development in the second quarter of 2012 and 2011, respectively. Higher professional fees partially offset the decrease in operating expense.

Corporate unallocated decreased $3.0 million in the first half of 2012. Corporate unallocated in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. Corporate unallocated expense for the first six months of 2011 included $3.2 million of expense for the separation agreement with our former chief operating officer. This expense did not recur in 2012. In addition, we capitalized $4.1 million and $1.0 million of expense for software development in the first half of 2012 and 2011, respectively.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Equity in net income of unconsolidated entities	$497	$595	$1,063	$969

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K., Morningstar Sweden AB, and, beginning in the fourth quarter of 2011, YCharts, Inc.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Interest income	$1,385	$810	$2,320	$1,386
Interest expense	(125)	(989)	(191)	(1,041)
Other income (expense), net	(265)	188	(475)	438
Non-operating income (expense), net	$995	$9	$1,654	$783

Interest income mainly reflects interest from our investment portfolio. Interest income in the second quarter and first six months of 2012 increased compared with the prior-year periods primarily because of higher balances of cash equivalents and investments during the periods.

The interest expense of $1.0 million in the second quarter of 2011 related primarily to the $1.4 million of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Operating Expense.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table shows our effective tax rate:

	Three months ended June 30		Six months ended June 30
($000)	2012	2011	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$42,131	$38,616	$73,189	$71,199
Equity in net income of unconsolidated entities	497	595	1,063	969
Net (income) loss attributable to the noncontrolling interest	4	(2)	28	96
Total	$42,632	$39,209	$74,280	$72,264
Income tax expense	$14,744	$12,724	$26,255	$23,242
Effective tax rate	34.6%	32.5%	35.3%	32.2%

Our effective tax rate in the second quarter of 2012 was 34.6%, an increase of 2.1 percentage points compared with 32.5% in the prior-year period. Year to date, our effective tax rate was 35.3%, compared with 32.2% in the first half of 2011.

There were no significant changes to unrecognized tax benefits in the first six months of 2012. As of June 30, 2012, we had $12.4 million of gross unrecognized tax benefits, of which $12.1 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10.0 million. As of December 31, 2011, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.8 million.

As of June 30, 2012, our Unaudited Condensed Consolidated Balance Sheet included a current liability of approximately $5.3 million and a non-current liability of $6.6 million for unrecognized tax benefits. As of December 31, 2011, our Condensed Consolidated Balance Sheet included a current liability of $5.3 million and a non-current liability of $6.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 25% of our cash, cash equivalents, and investments as of June 30, 2012 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2012. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately 19% as of June 30, 2012) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. The proprietary Morningstar portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Approximately 75% of our cash, cash equivalents, and investments as of June 30, 2012 were held by our operations in the United States, down from approximately 80% as of December 31, 2011.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital, funding future growth, and for our share repurchase program and quarterly dividends. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

In December 2011, our board of directors approved an increase to the $100 million share repurchase program we announced in 2010. This approval authorized the repurchase of up to an additional $200 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. In the first six months of 2012, we repurchased a total of 1,862,220 shares for approximately $109.5 million, of which $4.1 million was settled and paid early in the third quarter of 2012. As of June 30, 2012, we have repurchased a total of 2,660,557 shares for $153.9 million since we announced the share repurchase program in 2010.

We expect to make a recurring quarterly dividend payment of 10 cents per share in 2012. In the first six months of 2012, we paid dividends of $10.0 million. On May 15, 2012, our board of directors approved a payment of a regular quarterly dividend of 10 cents per share payable on July 31, 2012 to shareholders of record as of July 13, 2012. As of June 30, 2012, we recorded a liability for dividends payable of $4.9 million.

Cash, Cash Equivalents, and Investments

As of June 30, 2012, we had cash, cash equivalents, and investments of $389.9 million, a decrease of $80.3 million compared with $470.2 million as of December 31, 2011. The decrease reflects $105.4 million used to repurchase common stock through our share repurchase program, bonus payments of $42.8 million made during the first quarter of 2012 related to the 2011 bonus, $17.9 million of capital expenditures, and $10.0 million of dividends paid. In addition, we used cash of approximately $6.8 million to acquire a minority equity stake in HelloWallet LLC.

These items, which decreased our cash, cash equivalents, and investments balance, were partially offset by cash inflows from net income, adjusted for non-cash items, the positive effect of changes in our operating assets and liabilities, and, to a much lesser extent, $5.3 million of cash from stock-option proceeds and excess tax benefits.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first six months of 2012, cash provided by operating activities was $54.8 million, driven by $72.5 million of net income, adjusted for non-cash items, partially offset by $17.8 million in changes from our net operating assets and liabilities. A decrease in accrued compensation was the primary contributor to the unfavorable impact of changes in our net operating assets and liabilities. The decline in accrued compensation primarily reflects the bonus payments made in the first quarter of 2012 of approximately $42.8 million, partially offset by the bonus liability for the first six months of 2012.

Cash provided by operating activities decreased $6.4 million compared with the same period in 2011. The decrease primarily reflects a $5.3 million increase in bonuses paid in the first quarter, and, to a lesser extent, the negative cash effect of changes in operating assets and liabilities. We paid $42.8 million in annual bonuses in the first quarter of 2012, compared with $37.5 million in the prior-year period. Higher net income adjusted for non-cash items partially offset the decline.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, and purchases of cost method investments. The level of investing activities varies from period to period depending on activity in these categories. In the first six months of 2012, cash provided by investing activities was $3.0 million, compared with cash used for investing activities of $55.4 million in the same period of 2011.

In the first six months of 2012, proceeds from the maturity and sale of investments exceeded purchases of investments by $27.6 million. In contrast, purchases of investments exceeded the proceeds from the maturity or sale of investments by $48.3 million in the first six months of 2011. We have used these proceeds to fund our share repurchase program. As of June 30, 2012 and December 31, 2011, we had investments, consisting primarily of fixed-income securities, of $242.4 million and $269.8 million, respectively. As of June 30, 2012, our investments represented approximately 62% of our total cash, cash equivalents, and investments balance, up compared with 57% as of December 31, 2011.

Capital expenditures were $17.9 million in the first six months of 2012, an increase of $9.5 million compared with the first six months of 2011. Capital expenditures in the first half of 2012 reflect spending primarily for computer hardware and software, capitalized software, and an expansion of our office space in Chicago. The capital expenditures in the first half of 2011 included the remaining payments for our development center in China. We expect to make total capital expenditures of approximately $28 million to $31 million in 2012, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in the first six months of 2012 or 2011. However, in 2012, we used cash of approximately $6.8 million to acquire a minority equity stake in HelloWallet LLC. In the first half of 2011, we received cash of approximately $0.6 million as an adjustment to the purchase price of one of our previous year's acquisitions.

Cash Provided by (Used for) Financing Activities

Cash provided by (used for) financing activities consists primarily of net proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year we recognize them. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2012.

Cash used for financing activities was $110.1 million in the first six months of 2012. We used cash of approximately $105.4 million under our share repurchase program in the first six months of 2012. In addition, we made dividend payments of $10.0 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $0.8 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $4.5 million.

Cash provided by financing activities was $5.5 million in the first six months of 2011. Proceeds from stock-option exercises totaled $4.7 million, and excess tax benefits related to stock-option exercises totaled $6.2 million. Partially offsetting these cash inflows was $5.0 million of dividends paid. We made purchases of $0.1 million under our share repurchase program in the first six months of 2011.

Employees exercised approximately 0.3 million and 0.5 million stock options in the first six months of 2012 and 2011, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first six months of 2012 and 2011 was $14.5 million and $20.1 million, respectively.

Reclassifications

Beginning in 2012, as a part of the new organization structure for our Data division, we reviewed the revenue classification for our Morningstar Data product (previously Licensed Data). The Morningstar Data product now includes Morningstar Commodity Data. In addition, as part of our global product structure, we reviewed the revenue classification for our Investment Advisory Services (formerly Investment Consulting) revenue to better align our non-U.S. operations with our U.S. product definitions. Following our first quarter 10-Q, as part of the changes to our organizational structure with a focus on our global product lines, we made some additional, minor reclassifications for Morningstar Advisor Workstation and Morningstar.com. We reclassified the prior-year information for consistency with the current-year presentation. As presented in the tables below, these reclassifications changed the order of Advisor Workstation and Investment Advisory Services in our top five products in 2011, but did not have any effect on the order of our top five products in 2010.

Top Five Products 2011	Reclassified for Consistency with 2012 Product Revenue ($000)	As Reported Revenue ($000)
Morningstar Data (formerly Licensed Data)	$140,594	$106,732
Morningstar Advisor Workstation	77,882	77,459
Investment Advisory Services (formerly Investment Consulting)	71,253	78,574
Morningstar.com	56,352	54,169
Morningstar Direct	52,481	52,481
Top Five Products 2010	Reclassified for Consistency with 2012 Product Revenue ($000)	As Reported Revenue ($000)
Morningstar Data (formerly Licensed Data)	$131,488	$98,186
Morningstar Advisor Workstation	69,782	69,321
Investment Advisory Services (formerly Investment Consulting)	58,742	66,264
Morningstar.com	51,756	49,673
Morningstar Direct	38,069	38,069

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 26, 2012:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 26, 2012	Projected Beneficial Ownership (1)
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	55,993	106,135 (2)
Steve Kaplan Director	3/7/2012	5/5/2013	9,000	Shares to be sold under the plan on specified dates	—	54,470
Cathy Odelbo Executive Vice President, Corporate Strategy and Partnerships	8/13/2008	12/31/2012	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	98,919
Don Phillips President, Research	3/12/2012	4/30/2013	150,000	Shares to be sold under the plan if the stock reaches specified prices	65,000	183,060
Paul Sturm Director	3/19/2012	5/15/2013	30,000	Shares to be sold under the plan if the stock reaches specified prices	4,000	56,916
David Williams Managing Director, Design	9/10/2008	12/31/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	5,000	77,874
David Williams Managing Director, Design	3/20/2012	5/15/2013	15,000	Shares to be sold under the plan if the stock reaches specified prices	14,500	69,874

During the second quarter of 2012, Scott Cooley's previously disclosed Rule 10b5-1 sales plan expired in accordance with its terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2012, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2012 and restricted stock units that will vest by August 29, 2012. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2012. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of June 30, 2012, our cash, cash equivalents, and investments balance was $389.9 million. Based on our estimates, a 100 basis-point change in interest rates would impact the fair value of our investment portfolio by approximately $0.5 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2012:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2012	1,240,242	$57.50	1,240,242	$228,665,409
April 1, 2012 – April 30, 2012	404,417	61.43	404,417	$203,814,537
May 1, 2012 – May 31, 2012	518,336	56.37	518,336	$174,585,551
June 1, 2012 – June 30, 2012	497,562	57.27	497,562	$146,079,927
Total	2,660,557	$57.83	2,660,557

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

MORNINGSTAR, INC.

Date: July 31, 2012	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on July 31, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________

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