Form 10-Q
period 2012-09-30
Morningstar, Inc.
filed 2012-10-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2012, there were 47,131,295 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in thousands except per share amounts)	2012	2011	2012	2011

Revenue	$160,952	$160,051	$487,679	$472,829

Operating expense (1):
Cost of goods sold	47,711	48,074	147,479	133,929
Development	12,857	13,482	38,664	39,151
Sales and marketing	25,732	27,253	81,431	80,502
General and administrative	23,966	26,431	77,090	83,255
Depreciation and amortization	10,822	10,947	31,616	31,712
Total operating expense	121,088	126,187	376,280	368,549

Operating income	39,864	33,864	111,399	104,280

Non-operating income (expense):
Interest income, net	1,719	797	3,848	1,142
Other income (expense), net	161	(1,376)	(314)	(938)
Non-operating income (expense), net	1,880	(579)	3,534	204

Income before income taxes and equity in net income of unconsolidated entities	41,744	33,285	114,933	104,484

Income tax expense	15,186	12,343	41,441	35,585

Equity in net income of unconsolidated entities	478	428	1,541	1,397

Consolidated net income	27,036	21,370	75,033	70,296

Net loss attributable to the noncontrolling interest	34	10	62	106

Net income attributable to Morningstar, Inc.	$27,070	$21,380	$75,095	$70,402

Net income per share attributable to Morningstar, Inc.:
Basic	$0.56	$0.42	$1.53	$1.40
Diluted	$0.56	$0.42	$1.51	$1.37

Dividends per common share:
Dividends declared per common share	$0.10	$0.05	$0.30	$0.15
Dividends paid per common share	$0.10	$0.05	$0.30	$0.15

Weighted average shares outstanding:
Basic	47,975	50,278	49,028	50,082
Diluted	48,481	51,123	49,664	51,071

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,148	$1,117	$3,304	$3,068
Development	471	545	1,435	1,588
Sales and marketing	493	489	1,433	1,392
General and administrative	1,882	1,800	5,422	5,395
Total stock-based compensation expense	$3,994	$3,951	$11,594	$11,443

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2012	2011	2012	2011

Consolidated net income	$27,036	$21,370	$75,033	$70,296

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,375	(12,570)	5,597	(6)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,026	(1,871)	1,394	(1,472)
Reclassification of (gains) losses included in net income	—	81	33	(171)
Other comprehensive income (loss)	8,401	(14,360)	7,024	(1,649)

Comprehensive income	35,437	7,010	82,057	68,647
Comprehensive (income) loss attributable to noncontrolling interest	16	(47)	77	52
Comprehensive income attributable to Morningstar, Inc.	$35,453	$6,963	$82,134	$68,699

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in thousands except share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$152,181	$200,437
Investments	190,899	269,755
Accounts receivable, less allowance of $723 and $835, respectively	119,877	113,312
Deferred tax asset, net	2,156	5,104
Income tax receivable, net	5,277	7,445
Other	22,546	15,980
Total current assets	492,936	612,033
Property, equipment, and capitalized software, net	77,873	68,196
Investments in unconsolidated entities	38,278	27,642
Goodwill	321,134	318,492
Intangible assets, net	122,832	139,809
Other assets	8,330	5,912
Total assets	$1,061,383	$1,172,084

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$40,356	$41,403
Accrued compensation	55,131	73,124
Deferred revenue	164,360	155,494
Other	319	612
Total current liabilities	260,166	270,633
Accrued compensation	6,802	5,724
Deferred tax liability, net	14,262	15,940
Deferred rent	15,160	14,604
Other long-term liabilities	8,262	8,167
Total liabilities	304,652	315,068

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 47,479,142 and 50,083,940 shares were outstanding as of September 30, 2012 and December 31, 2011, respectively	5	5
Treasury stock at cost, 4,125,568 shares as of September 30, 2012 and 980,177 shares as of December 31, 2011	(232,685)	(46,701)
Additional paid-in capital	509,896	491,432
Retained earnings	469,295	409,022
Accumulated other comprehensive income (loss):
Currency translation adjustment	7,548	1,936
Unrealized gain (loss) on available-for-sale investments	1,103	(324)
Total accumulated other comprehensive income	8,651	1,612
Total Morningstar, Inc. shareholders’ equity	755,162	855,370
Noncontrolling interest	1,569	1,646
Total equity	756,731	857,016
Total liabilities and equity	$1,061,383	$1,172,084
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2012

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2011	50,083,940	$5	$(46,701)	$491,432	$409,022	$1,612	$1,646	$857,016

Net income (loss)		—	—	—	75,095	—	(62)	75,033
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $794		—	—	—	—	1,394	—	1,394
Reclassification of adjustments for losses included in net income, net of income tax of $19		—	—	—	—	33	—	33
Foreign currency translation adjustment, net		—	—	—	—	5,612	(15)	5,597
Other comprehensive income (loss), net		—	—	—	—	7,039	(15)	7,024
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	561,276	—	1,114	1,646	—	—	—	2,760
Stock-based compensation — restricted stock units		—	—	9,944	—	—	—	9,944
Stock-based compensation — restricted stock		—	—	1,332	—	—	—	1,332
Stock-based compensation — stock-options		—	—	318	—	—	—	318
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	5,007	—	—	—	5,007
Common shares repurchased	(3,166,074)	—	(187,098)	—	—	—	—	(187,098)
Dividends declared — common shares outstanding		—	—	—	(14,587)	—	—	(14,587)
Dividends declared — restricted stock units		—	—	217	(235)	—	—	(18)

Balance as of September 30, 2012	47,479,142	$5	$(232,685)	$509,896	$469,295	$8,651	$1,569	$756,731

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in thousands)	2012	2011

Operating activities
Consolidated net income	$75,033	$70,296
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	31,616	31,712
Deferred income taxes	492	(1,559)
Stock-based compensation expense	11,594	11,443
Provision for bad debt	990	1,076
Equity in net income of unconsolidated entities	(1,541)	(1,397)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(5,007)	(7,621)
Other, net	342	1,607
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,569)	(403)
Other assets	(3,551)	1,996
Accounts payable and accrued liabilities	(4,316)	(5,275)
Accrued compensation	(20,851)	(3,242)
Income taxes—current	7,220	9,442
Deferred revenue	7,684	618
Deferred rent	291	(984)
Other liabilities	(1,111)	(1,393)
Cash provided by operating activities	92,316	106,316

Investing activities
Purchases of investments	(134,929)	(298,876)
Proceeds from maturities and sales of investments	216,350	222,599
Capital expenditures	(22,876)	(14,689)
Acquisitions, net of cash acquired	—	300
Purchases of equity and cost method investments	(10,304)	—
Other, net	(4)	875
Cash provided by (used for) investing activities	48,237	(89,791)

Financing activities
Proceeds from stock-option exercises, net	2,760	6,630
Excess tax benefits from stock-option exercises and vesting of restricted stock units	5,007	7,621
Common shares repurchased	(183,698)	(28,526)
Dividends paid	(14,867)	(7,539)
Other, net	(18)	(363)
Cash used for financing activities	(190,816)	(22,177)

Effect of exchange rate changes on cash and cash equivalents	2,007	(254)
Net decrease in cash and cash equivalents	(48,256)	(5,906)
Cash and cash equivalents—beginning of period	200,437	180,176
Cash and cash equivalents—end of period	$152,181	$174,270

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33,163	$28,437
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$2,221	$(2,598)

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

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board
SEC: Securities and Exchange Commission

2. Correction

In 2012, we identified errors related to purchases of investments and proceeds from maturities and sales of investments included on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 that had not been previously detected. We did not properly disclose the correct amount for both categories by equal, but offsetting, amounts. The financial statements have been corrected to increase the purchases of investments and proceeds from maturities and sales of investments as shown in the table below. The error existed in the first quarter of 2012, but did not exist in the cumulative statement as of and for the six months ended June 30, 2012.

The following tables shows our previously reported amounts, the correction, and our as corrected amounts:

	Nine months ended September 30, 2011
($000)	Previously Reported	Correction	As Corrected
Investing Activities
Purchases of investments	$(281,698)	$(17,178)	$(298,876)
Proceeds from maturities and sales of investments	$205,421	$17,178	$222,599
Cash used for investing activities	$(89,791)	$—	$(89,791)

3. Summary of Significant Accounting Policies

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

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2011 to September 30, 2012:

($000)
Balance as of December 31, 2011	$318,492
Net change, primarily currency translation	2,642
Balance as of September 30, 2012	$321,134

We did not record any significant impairment losses in the first nine months of 2012 or 2011. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2012				As of December 31, 2011
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$32,343	$(22,488)	$9,855	9	$32,293	$(20,455)	$11,838	9
Customer-related assets	135,772	(62,763)	73,009	12	134,396	(52,611)	81,785	12
Supplier relationships	240	(93)	147	20	240	(84)	156	20
Technology-based assets	81,308	(41,735)	39,573	9	80,694	(35,130)	45,564	9
Non-competition agreement	1,766	(1,518)	248	4	1,751	(1,285)	466	4
Total intangible assets	$251,429	$(128,597)	$122,832	10	$249,374	$(109,565)	$139,809	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Amortization expense	$5,941	$6,894	$17,972	$20,039

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2012 and subsequent years as follows:

($000)
2012	$24,048
2013	21,317
2014	20,058
2015	19,186
2016	14,564
2017	9,954

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, dispositions, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2012	2011	2012	2011

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$27,070	$21,380	$75,095	$70,402
Less: Distributed earnings available to participating securities	(12)	(8)	(39)	(25)
Less: Undistributed earnings available to participating securities	(53)	(57)	(144)	(189)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$27,005	$21,315	$74,912	$70,188

Weighted average common shares outstanding	47,975	50,278	49,028	50,082

Basic net income per share attributable to Morningstar, Inc.	$0.56	$0.42	$1.53	$1.40

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$27,005	$21,315	$74,912	$70,188
Add: Undistributed earnings allocated to participating securities	53	57	144	189
Less: Undistributed earnings reallocated to participating securities	(53)	(56)	(142)	(186)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$27,005	$21,316	$74,914	$70,191

Weighted average common shares outstanding	47,975	50,278	49,028	50,082
Net effect of dilutive stock options and restricted stock units	506	845	636	989
Weighted average common shares outstanding for computing diluted income per share	48,481	51,123	49,664	51,071

Diluted net income per share attributable to Morningstar, Inc.	$0.56	$0.42	$1.51	$1.37

6. Segment and Geographical Area Information

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

The Investment Information segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. The latter is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS).

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

The following tables present information about our operating segments and by geographical area:

	Three months ended September 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$129,357	$31,595	$—	$160,952
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	85,366	16,145	4,761	106,272
Stock-based compensation expense	2,738	577	679	3,994
Depreciation and amortization	2,296	31	8,495	10,822
Operating income (loss)	$38,957	$14,842	$(13,935)	$39,864

U.S. capital expenditures				$3,066
Non-U.S. capital expenditures				$1,888

	Three months ended September 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$125,804	$34,247	$—	$160,051
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	89,652	15,587	6,050	111,289
Stock-based compensation expense	2,609	556	786	3,951
Depreciation and amortization	2,117	42	8,788	10,947
Operating income (loss)	$31,426	$18,062	$(15,624)	$33,864

U.S. capital expenditures				$4,560
Non-U.S. capital expenditures				$1,711

	Nine months ended September 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$391,031	$96,648	$—	$487,679
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	265,719	49,277	18,074	333,070
Stock-based compensation expense	7,828	1,657	2,109	11,594
Depreciation and amortization	6,840	108	24,668	31,616
Operating income (loss)	$110,644	$45,606	$(44,851)	$111,399

U.S. capital expenditures				$17,280
Non-U.S. capital expenditures				$5,596

	Nine months ended September 30, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$374,319	$98,510	$—	$472,829
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	259,899	43,258	22,237	325,394
Stock-based compensation expense	7,567	1,529	2,347	11,443
Depreciation and amortization	6,023	124	25,565	31,712
Operating income (loss)	$100,830	$53,599	$(50,149)	$104,280

U.S. capital expenditures				$8,084
Non-U.S. capital expenditures				$6,605

	As of September 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$279,451	$41,683	$—	$321,134

	As of December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,059	$41,433	$—	$318,492

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
United States	$114,021	$112,790	$346,442	$334,395
United Kingdom	13,711	13,588	42,160	40,382
Europe, excluding the United Kingdom	11,643	12,609	35,980	36,750
Australia	10,090	10,614	29,230	30,600
Canada	7,605	6,723	22,351	20,124
Asia, excluding Japan	2,420	2,358	7,156	6,760
Japan	924	1,032	2,889	2,922
Other	538	337	1,471	896
Total Non-U.S.	46,931	47,261	141,237	138,434

Total	$160,952	$160,051	$487,679	$472,829

Long-lived assets by geographical area
	As of September 30	As of December 31
($000)	2012	2011
United States	$54,060	$44,572
United Kingdom	7,611	7,512
Europe, excluding the United Kingdom	2,429	2,629
Australia	1,519	1,415
Canada	1,853	2,076
Asia, excluding Japan	10,033	9,656
Japan	207	282
Other	161	54
Total Non-U.S.	23,813	23,624

Total	$77,873	$68,196

7. Investments and Fair Value Measurements

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

	As of September 30	As of December 31
($000)	2012	2011
Available-for-sale	$165,517	$247,917
Held-to-maturity	19,948	16,347
Trading securities	5,434	5,491
Total	$190,899	$269,755

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2012				As of December 31, 2011
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$55,300	$47	$(622)	$54,725	$139,099	$72	$(402)	$138,769
Corporate bonds	63,810	78	(431)	63,457	61,589	14	(280)	61,323
Commercial paper	4,995	2	—	4,997	29,964	2	(7)	29,959
Equity securities and exchange-traded funds	29,325	1,962	(346)	30,941	8,461	368	(558)	8,271
Mutual funds	10,360	1,076	(39)	11,397	9,298	363	(66)	9,595
Total	$163,790	$3,165	$(1,438)	$165,517	$248,411	$819	$(1,313)	$247,917

Held-to-maturity:
Certificates of deposit	$19,948	$—	$—	$19,948	$16,347	$—	$—	$16,347

As of September 30, 2012 and December 31, 2011, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2012 and December 31, 2011. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2012		As of December 31, 2011
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$107,770	$106,979	$155,651	$155,247
Due in one to two years	16,061	15,938	75,001	74,804
Due in more than two years	274	262	—	—
Equity securities, exchange-traded funds, and mutual funds	39,685	42,338	17,759	17,866
Total	$163,790	$165,517	$248,411	$247,917

Held-to-maturity:
Due in one year or less	$19,942	$19,942	$16,342	$16,342
Due in one to three years	6	6	5	5
Total	$19,948	$19,948	$16,347	$16,347

As of September 30, 2012 and December 31, 2011, held-to-maturity investments included a $1,500,000 and a $1,600,000 certificate of deposit, respectively, held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2012	2011
Realized gains	$689	$270
Realized losses	(741)	—
Realized gains (losses), net	$(52)	$270

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Nine months ended September 30
($000)	2012	2011
Unrealized gains (losses), net	$337	$(810)

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2012
	as of	Using Fair Value Hierarchy
($000)	September 30, 2012	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$54,725	$—	$54,725	$—
Corporate bonds	63,457	—	63,457	—
Commercial paper	4,997	—	4,997	—
Equity securities and exchange-traded funds	30,941	30,941	—	—
Mutual funds	11,397	11,397	—	—
Trading securities	5,434	5,434	—	—
Cash equivalents	20,468	20,468	—	—
Total	$191,419	$68,240	$123,179	$—

	Fair Value	Fair Value Measurements as of December 31, 2011
	as of	Using Fair Value Hierarchy
($000)	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$138,769	$—	$138,769	$—
Corporate bonds	61,323	—	61,323	—
Commercial paper	29,959	—	29,959	—
Equity securities and exchange-traded funds	8,271	8,271	—	—
Mutual funds	9,595	9,595	—	—
Trading securities	5,491	5,491	—	—
Cash equivalents	30,818	30,818	—	—
Total	$284,226	$54,175	$230,051	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of September 30, 2012 and December 31, 2011.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of September 30	As of December 31
($000)	2012	2011
Investment in MJKK	$20,085	$19,662
Other equity method investments	6,185	2,807
Investments accounted for using the cost method	12,008	5,173
Total investments in unconsolidated entities	$38,278	$27,642

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

	As of September 30	As of December 31
	2012	2011
Morningstar’s approximate ownership of MJKK	34%	33%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥2,843,568	¥2,797,704
Equivalent U.S. dollars ($000)	$36,369	$36,146

Other Equity Method Investments. As of September 30, 2012 and December 31, 2011, other equity method investments consist of our investment in Morningstar Sweden AB (Morningstar Sweden) and YCharts, Inc. (YCharts). Morningstar Sweden develops and markets products and services customized for investors in Sweden. Our ownership interest in Morningstar Sweden was approximately 24% as of September 30, 2012 and December 31, 2011. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 20% as of September 30, 2012 and December 31, 2011. As of September 30, 2012, other equity method investments also includes our investment in Inquiry Financial Europe AB (Inquiry Financial). In September 2012, we acquired a minority equity stake in Inquiry Financial for $3,554,000. Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of September 30, 2012.

We did not record any impairment losses on our equity method investments in the first nine months of 2012 or 2011.

Cost Method Investments. As of September 30, 2012 and December 31, 2011, our cost method investments consist of minority investments in Pitchbook Data, Inc. (Pitchbook) and Bundle Corporation (Bundle). As of September 30, 2012, our cost method investments also include HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. Bundle is a social media company dedicated to helping people make smarter spending and saving choices. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. We paid approximately $6,750,000 for the minority equity stake in HelloWallet in the first quarter of 2012. We did not record any impairment losses on our cost method investments in the first nine months of 2012 or 2011.

9. Liability for Vacant Office Space

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities," as appropriate, on our Condensed Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2011 to September 30, 2012:

Liability for vacant office space	($000)
Balance as of December 31, 2011	$919
Reduction of liability for lease and other related payments	(768)
Balance as of September 30, 2012	$151

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

The 2011 Plan provides for a variety of stock-based awards, including, among other things, stock options, restricted stock units, and restricted stock. We granted stock options, restricted stock units, and restricted stock under the 2004 Plan.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of September 30
(000)	2012
Shares available for future grants	4,760

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three and nine months ended September 30, 2012 and September 30, 2011:

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Restricted stock units	$3,396	$3,372	$9,944	$9,489
Restricted stock	444	444	1,332	1,752
Stock options	154	135	318	202
Total stock-based compensation expense	$3,994	$3,951	$11,594	$11,443

Income tax benefit related to the stock-based compensation expense	$931	$967	$2,735	$2,636

The following table summarizes the amount of unrecognized stock-based compensation expense as of September 30, 2012 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$30,356	33
Restricted stock	4,587	31
Stock options	1,201	30
Total unrecognized stock-based compensation expense	$36,144	33

In accordance with FASB ASC 718, Compensation—Stock Compensation, we estimate forfeitures of employee stock-based awards and recognize compensation cost only for those awards expected to vest. Our largest annual equity grants typically have vesting dates in the second quarter. We adjust the stock-based compensation expense during the third quarter to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested.

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

The following table summarizes restricted stock unit activity during the first nine months of 2012:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2011	741,043	20,076	761,119	$50.66
Granted	293,609	—	293,609	55.39
Dividend equivalents	3,720	130	3,850	51.32
Vested	(253,338)	—	(253,338)	50.70
Vested but deferred	1,424	(1,424)	—	—
Issued	—	—	—	—
Forfeited	(66,395)	—	(66,395)	50.17
RSUs outstanding—September 30, 2012	720,063	18,782	738,845	52.59

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

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in the first nine months of 2011 included approximately $396,000 of expense recognized upon the accelerated vesting of a restricted stock grant. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

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

The following tables summarize stock option activity in the first nine months of 2012 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	398,859	$19.72
Granted	—	—
Canceled	(600)	14.70
Exercised	(78,147)	20.06
Options outstanding—September 30, 2012	320,112	20.34

Options exercisable—September 30, 2012	320,112	$20.34

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2011	818,552	$22.76
Granted	—	—
Canceled	(22,304)	39.77
Exercised	(301,761)	16.71
Options outstanding—September 30, 2012	494,487	26.19

Options exercisable—September 30, 2012	438,864	$22.22

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Nine months ended September 30
($000)	2012	2011
Intrinsic value of options exercised	$17,161	$25,061

The table below shows additional information for options outstanding and exercisable as of September 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	140,153	0.57	$8.58	$7,576	140,153	0.57	$8.58	$7,576
$20.30 - $46.29	600,771	2.42	23.35	23,604	600,771	2.42	23.35	23,604
$57.28 - $59.35	73,675	8.79	57.45	383	18,052	8.75	57.28	97
$8.57 - $59.35	814,599	2.68	23.89	$31,563	758,976	2.23	21.43	$31,277

Vested or Expected to Vest
$8.57 - $59.35	814,599	2.68	$23.89	$31,563

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on September 30, 2012. The intrinsic value is based on our closing stock price of $62.64 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Excess tax benefits related to stock-based compensation	$459	$1,450	$5,007	$7,621

11. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$41,744	$33,285	$114,933	$104,484
Equity in net income of unconsolidated entities	478	428	1,541	1,397
Net loss attributable to the noncontrolling interest	34	10	62	106
Total	$42,256	$33,723	$116,536	$105,987
Income tax expense	$15,186	$12,343	$41,441	$35,585
Effective tax rate	35.9%	36.6%	35.6%	33.6%

Our effective tax rate in the third quarter of 2012 was 35.9%, a decrease of 0.7 percentage points compared with the prior-year period. Our effective tax rate in the first nine months of 2012 was 35.6%, an increase of 2.0 percentage points compared with the first nine months of 2011. The effective tax rate increase in the year-to-date period is due primarily to lower credit incentives in the current year.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
($000)	2012	2011
Gross unrecognized tax benefits	$11,732	$12,189
Gross unrecognized tax benefits that would affect income tax expense	$11,674	$11,907
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,543	$9,827

There were no significant changes to unrecognized tax benefits in the first nine months of 2012.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2012	2011
Current liability	$4,971	$5,329
Non-current liability	6,278	6,200
Total liability for unrecognized tax benefits	$11,249	$11,529

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The Receiver seeks unspecified damages. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG-for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude Morningstar from renewing its motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. In August 2012, the court denied Morningstar's motion to dismiss the Receiver's complaint.

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

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic is alleging breach of contract and trade secret misappropriation in connection with Ibbotson's development of a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, injunctive relief and unspecified damages. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, seeking damages and injunctive relief. While Morningstar and Ibbotson are vigorously contesting the claims against them, we cannot predict the outcome of the proceeding.

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

13. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the 2010 share repurchase program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with a revised expiration date of December 31, 2013. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of September 30, 2012, we had repurchased a total of 3,964,411 shares for $231,553,933 under this authorization.

14. Recently Issued Accounting Pronouncements

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

15. Subsequent Events

In October 2012, we sold Morningstar Investor Relations Services to UK-based Investis, a leading specialist in digital corporate communications for public companies. In October 2012, we also sold the Morningstar Australasia trade publishing assets to Sterling Publishing Pty Ltd. We have not reclassified the operating results of these businesses, included as part of our Investment Information segment, to discontinued operations, nor have we reclassified the related assets and liabilities to held for disposition, because these amounts are not significant to our consolidated statements or segment disclosures. We expect to include a gain of approximately $6 million to $7 million on the disposal of these businesses in our fourth quarter and full-year 2012 results.

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

Industry Overview

We monitor developments in the economic and financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

Global markets rallied in the third quarter as investors responded favorably to both the actions of the world's central banks and the release of several positive economic indicators, including data suggesting signs of revival in the long-suffering U.S. housing market. The Federal Reserve began another round of monetary easing and extended its commitment to keep short-term interest rates near zero through mid-2015; and the European Central Bank moved more aggressively to address the continent's debt crisis. The Morningstar U.S. Market Index, a broad market benchmark, gained 6.2% in the quarter amid growing confidence in a sustainable—if somewhat muted—economic recovery, and the Global Ex-U.S. Index advanced to an even greater extent, posting a 7.6% gain over the same period.

U.S. mutual fund assets stood at $12.6 trillion as of August 31, 2012, based on data from the Investment Company Institute (ICI), up almost $1 trillion from December 31, 2011. Based on Morningstar's estimated asset flow data, investors added $16.5 billion to long-term open-end funds in September as inflows of $29.9 billion into taxable-bond funds outpaced redemptions of $16.8 billion from U.S.-stock funds at a rate of nearly 2 to 1. September was the 17th consecutive month of outflows for U.S.-stock funds and further evidence of investors' preference for the perceived safety of fixed income over equities.

Assets in exchange-traded funds (ETFs) rose to $1.2 trillion as of August 31, 2012, compared with $1.0 trillion as of August 31, 2011, based on data from the ICI. In September, $18 billion flowed into U.S.-equity ETFs, an amount, as noted above, nearly equal to that lost by open-end U.S.-equity funds during the month.

While we've seen positive momentum in the markets and some signs of economic growth in the third quarter, overall we believe business conditions in the financial services industry remain challenging. Firms continue to be cautious about spending against a backdrop of worldwide economic and political uncertainty. Further, the historically low interest-rate environment has put significant pressure on the margins of many firms, most notably those in the variable annuity space. These difficult business conditions created headwinds for our results this quarter, and will continue to influence our operations going forward.

Three and Nine Months Ended September 30, 2012 vs. Three and Nine Months Ended September 30, 2011

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue	$160,952	$160,051	0.6%		$487,679	$472,829	3.1%
Operating income	$39,864	$33,864	17.7%		$111,399	$104,280	6.8%
Operating margin	24.8%	21.2%	3.6	pp	22.8%	22.1%	0.7	pp

Cash provided by (used for) investing activities	$45,274	$(34,440)	NMF		$48,237	$(89,791)	NMF
Cash used for financing activities	$(80,682)	$(27,666)	191.6%		$(190,816)	$(22,177)	760.4%

Cash provided by operating activities	$37,527	$45,160	(16.9)%		$92,316	$106,316	(13.2)%
Capital expenditures	(4,954)	(6,271)	(21.0)%		(22,876)	(14,689)	55.7%
Free cash flow	$32,573	$38,889	(16.2)%		$69,440	$91,627	(24.2)%

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

Consolidated Revenue

In the third quarter of 2012, our consolidated revenue increased 0.6% to $161.0 million, compared with $160.1 million in the third quarter of 2011. Currency movements had a negative effect in the quarter, lowering revenue by approximately $2.1 million.

Excluding the effect of foreign currency translations, our consolidated revenue rose by about $3.0 million, or 1.9%, in the third quarter of 2012. Leading the growth was Morningstar Direct, followed by Morningstar Data (formerly Licensed Data) and Morningstar Advisor Workstation. Integrated Web Tools also contributed to the organic revenue increase, although to a lesser extent. These positive factors helped offset the loss of business from a large client in our Investment Management division. As previously announced, a large Investment Advisory Services client moved to in-house management of several fund-of-funds portfolios in April 2012. We recognized about $3.1 million in associated revenue in the third quarter of 2011.

Lower revenue for Morningstar.com and Morningstar Structured Credit Ratings also partially offset our organic revenue growth. Revenue for Morningstar.com was down because of a difficult advertising sales market and declining paid Premium subscriptions, primarily in the United States. Revenue for Morningstar Structured Credit Ratings was down primarily because of competitive pricing pressure and fewer new issue ratings compared with the prior-year period.

Revenue for the first nine months of the year increased 3.1% to $487.7 million. Currency movements had a negative effect, lowering revenue by approximately $4.9 million. Excluding the effect of foreign currency translations, our consolidated revenue rose about $19.8 million, or 4.2%, in the first nine months of 2012.

To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions and the impact of foreign currency translations, and revenue from acquisitions. We did not complete any acquisitions during the 12 months ended September 30, 2012.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2012	2011	Change	2012	2011	Change
Consolidated revenue	$160,952	$160,051	0.6%	$487,679	$472,829	3.1%
Less: acquisitions	—	—	n/a	—	—	n/a
Unfavorable impact of foreign currency translations	2,085	—	NMF	4,912	—	NMF
Organic revenue	$163,037	$160,051	1.9%	$492,591	$472,829	4.2%
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

International revenue made up 29.2% of our consolidated revenue in both the third quarter and first nine months of 2012. More than half of our international revenue is from Europe, with most of the remainder from Australia and Canada. Revenue from international operations was down $0.3 million, or 0.7%, to $46.9 million for the third quarter, but rose 2.0%, or $2.8 million, to $141.2 million in the first nine months of 2012.

Foreign currency translations had a negative effect in both periods, primarily from the euro. Excluding acquisitions and the effect of foreign currency translations, non-U.S. revenue rose 3.7% in the third quarter and 5.6% in the first nine months of 2012, reflecting stronger product sales in Europe and in Canada, partially offset by weaker results in Australia.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions and the impact of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2012	2011	Change	2012	2011	Change
International revenue	$46,931	$47,261	(0.7)%	$141,237	$138,434	2.0%
Less: acquisitions	—	—	n/a	—	—	n/a
Unfavorable impact of foreign currency translations	2,085	—	NMF	4,912	—	NMF
International organic revenue	$49,016	$47,261	3.7%	$146,149	$138,434	5.6%

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Operating expense	$121,088	$126,187	(4.0)%		$376,280	$368,549	2.1%
% of revenue	75.2%	78.8%	(3.6)	pp	77.2%	77.9%	(0.7)	pp

In the third quarter of 2012, our consolidated operating expense decreased $5.1 million, or 4.0%.

Lower bonus expense of $2.6 million in the third quarter contributed to the decline in operating expense. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year operating income relative to budget. A decrease in discretionary spending, including travel expense and advertising and marketing expense, also contributed to the lower operating expense. In addition, our results in the third quarter of 2012 included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. Higher salary expense and professional fees partially offset the decrease.

For the first nine months of 2012, operating expense increased $7.7 million, or 2.1%. Higher salary expense of $12.1 million was the primary driver of this increase. The majority of the increase in salary expense reflects regular pay raises and market adjustments made for some positions in July 2011. The rest of the increase represents additional headcount as well as regular pay raises made in July 2012.

We had approximately 3,525 employees worldwide as of September 30, 2012, compared with 3,465 as of December 31, 2011 and 3,395 as of September 30, 2011. The year-over-year increase in headcount reflects hiring for our development center in India and in the United States. The headcount growth during the third quarter of 2012 includes about 35 employees hired in July as part of the Morningstar Development Program, our career development program for entry-level positions.

Higher employee benefit costs, production expense, and professional fees also contributed to the increase in operating expense in the first nine months of the year, although to a lesser extent. Partially offsetting these increases was a reduction of bonus expense of approximately $5.0 million in the first nine months of 2012. In addition, we capitalized $6.0 million of operating expense in the first nine months of 2012, primarily for software development for Morningstar Direct, Morningstar Commodity Data, and Structured Credit Ratings. In comparison, we capitalized $2.6 million of operating expense in the first nine months of 2011.

General and administrative expense (G&A) in the first nine months of 2012 included about $1.6 million for a litigation settlement and an impairment charge for one of our smaller products. However, as mentioned above, our results for the first nine months of the year included a benefit of approximately $1.0 million from the resolution of a prior-year business tax expense matter. Conversely, our results for the first nine months of 2011 included $1.4 million of expense related to this business tax. G&A for the first nine months of 2011 included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in the first nine months of 2012.

Intangible amortization expense decreased $1.0 million in the quarter and $2.1 million in the first nine months of the year, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. However, depreciation expense rose $0.8 million in the quarter and $2.0 million in the first nine months of the year.

Cost of Goods Sold

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Cost of goods sold	$47,711	$48,074	(0.8)%		$147,479	$133,929	10.1%
% of revenue	29.6%	30.0%	(0.4)	pp	30.2%	28.3%	1.9	pp
Gross profit	$113,241	$111,977	1.1%		$340,200	$338,900	0.4%
Gross margin	70.4%	70.0%	0.4	pp	69.8%	71.7%	(1.9)	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Compensation expense for approximately half of our employees is included in this category.

Cost of goods sold declined $0.4 million in the third quarter of 2012. Slightly lower travel expense, bonus expense, and bad debt expense were partially offset by higher salary expense.

Cost of goods sold rose $13.6 million in the first nine months of 2012. Higher salaries and other compensation-related expense contributed approximately $8.7 million of the increase in the first nine months of the year. Higher production expense of $2.1 million and higher bonus expense of $1.7 million also contributed to the increase in the first nine months of the year. Please refer to the section, Bonus Expense, for additional information on the increase in the first nine months of the year.

Our gross margin improved slightly in the third quarter but declined 1.9 percentage points in the first nine months of the year as costs in this category, primarily salary expense, increased at a faster rate compared with revenue growth.

Development Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Development expense	$12,857	$13,482	(4.6)%		$38,664	$39,151	(1.2)%
% of revenue	8.0%	8.4%	(0.4)	pp	7.9%	8.3%	(0.4)	pp

Development expense decreased $0.6 million in the third quarter of 2012 and $0.5 million in the first nine months of 2012. We capitalized $1.9 million of software development expense in the third quarter of 2012 and $6.0 million in the year-to-date period, reducing the expense that we would otherwise report in this category. In comparison, we capitalized $1.6 million and $2.6 million in the third quarter and first nine months of 2011, respectively. Lower bonus expense of $0.3 million in the third quarter of 2012 also contributed to the decline. Higher salaries and other compensation-related expense for our development teams partially offset the favorable effect of the capitalized operating expense in the first nine months of 2012.

As a percentage of revenue, development expense was lower in both the third quarter and first nine months of 2012, primarily reflecting the effect of capitalizing software development.

Sales and Marketing Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Sales and marketing expense	$25,732	$27,253	(5.6)%		$81,431	$80,502	1.2%
% of revenue	16.0%	17.0%	(1.0)	pp	16.7%	17.0%	(0.3)	pp

Sales and marketing expense decreased $1.5 million in the third quarter and increased $0.9 million in the first nine months of 2012. Lower bonus expense, advertising and marketing expense, and travel expense all contributed to the decrease in operating expense in the third quarter. Higher salary-related expense represented almost all of the overall expense increase in the year-to-date period. Lower advertising and marketing expense, lower commissions, and, to a lesser extent, lower bonus expense, partially offset the increase in the first nine months of the year.

As a percentage of revenue, sales and marketing expense was down 1.0 percentage points in the quarter and 0.3 percentage points for the first nine months of the year, primarily reflecting lower advertising and marketing expense and bonus expense as a percentage of revenue.

General and Administrative Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
General and administrative expense	$23,966	$26,431	(9.3)%		$77,090	$83,255	(7.4)%
% of revenue	14.9%	16.5%	(1.6)	pp	15.8%	17.6%	(1.8)	pp

G&A declined $2.5 million in the third quarter of 2012 and $6.2 million in the first nine months of 2012.

The decrease in the third quarter primarily reflects lower bonus expense of $1.4 million. In addition, our results in the third quarter of 2012 included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. Higher professional fees partially offset the decline.

The decrease in the first nine months of the year primarily reflects lower bonus expense of $5.9 million. Current-year bonus expense included in this category was down $3.0 million. In addition, in the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million to the bonus expense recorded in the first quarter of 2011. Please refer to the section, Bonus Expense, for additional information.

G&A in the first nine months of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. However, as mentioned above, our results for the first nine months of the year included a benefit of approximately $1.0 million from the resolution of a prior-year business tax expense matter. Conversely, our results for the first nine months of 2011 included $1.4 million of expense related to this business tax. G&A for the first nine months of 2011 also included $3.2 million of expense for a previously announced separation agreement with our former chief operating officer. This expense did not recur in 2012. Higher professional fees partially offset the decline.

As a percentage of revenue, G&A expense declined 1.6 percentage points in the third quarter of 2012, primarily because of lower bonus expense. As a percentage of revenue, G&A expense declined 1.8 percentage points in the first half of 2012, primarily because of lower bonus expense and the $3.2 million of separation agreement expense from 2011 that did not recur in 2012.

Depreciation and Amortization Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Depreciation expense	$4,881	$4,053	20.4%		$13,644	$11,673	16.9%
Amortization expense	5,941	6,894	(13.8)%		17,972	20,039	(10.3)%
Total depreciation and amortization expense	$10,822	$10,947	(1.1)%		$31,616	$31,712	(0.3)%
% of revenue	6.7%	6.8%	(0.1)	pp	6.5%	6.7%	(0.2)	pp

Depreciation expense rose $0.8 million in the third quarter of 2012 and $2.0 million in the first nine months of 2012. Amortization expense decreased $1.0 million in the third quarter of 2012 and $2.1 million in the year-to-date period, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $24.0 million in 2012 and $21.3 million in 2013. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the third quarter and first nine months of 2012.

Stock-Based Compensation Expense

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Restricted stock units	$3,396	$3,372	0.7%		$9,944	$9,489	4.8%
Restricted stock	444	444	—%		1,332	1,752	(24.0)%
Stock options	154	135	14.1%		318	202	57.4%
Total stock-based compensation expense	$3,994	$3,951	1.1%		$11,594	$11,443	1.3%
% of revenue	2.5%	2.5%	—	pp	2.4%	2.4%	—	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense was flat in the third quarter, increased $0.2 million in the first nine months of 2012, and was unchanged as a percentage of revenue for both periods compared with the same periods in 2011.

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

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Morningstar Credit Ratings, LLC. In May 2010, we issued 199,174 shares. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture or acceleration upon a termination of the holder's employment during the vesting period depending on the circumstances. The expense in the first nine months of 2011 included $0.4 million for accelerated vesting of a portion of these restricted stock grants.

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

We describe our stock-based compensation in more detail in Note 10 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Based on grants of RSUs, stock options, and restricted stock made through September 30, 2012, we anticipate that stock-based compensation expense will be approximately $15.6 million in 2012. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The amount of bonus expense is not a fixed cost. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year operating income relative to budget. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Bonus expense	$7,751	$10,388	(25.4)%		$26,469	$31,503	(16.0)%
% of revenue	4.8%	6.5%	(1.7)	pp	5.4%	6.7%	(1.3)	pp

Bonus expense, which we include in each of our operating expense categories, decreased $2.6 million in the third quarter of 2012 and $5.0 million in the first nine months of 2012. Bonus expense as a percentage of revenue decreased about 1.7 percentage points in the third quarter of 2012 and 1.3 percentage points in the first nine months of 2012.

Bonus expense for the first nine months of both years consisted of both the current-year bonus expense and the true-up related to the prior-year bonus accrual. We adjust the prior-year bonus estimate to the actual bonus payout during the first quarter, which is when the payout occurs. This true-up had a favorable effect of $0.1 million on total bonus expense in the first nine months of 2012 and $0.4 million in the first nine months of 2011. Although in total, the bonuses paid out in 2012 and 2011 were only slightly lower compared with the amounts expensed in 2011 and 2010, respectively, there were some differences by cost category. The table below presents the effect of these two factors by cost category and in total:

	Nine months ended September 30
($000)	2012	2011	Change
Cost of goods sold:
Current year expense	$12,706	$12,700	$6
Prior year true-up	116	(1,577)	1,693
Total cost of sales	12,822	11,123	1,699

Development:
Current year expense	4,960	5,189	(229)
Prior year true-up	(950)	(959)	9
Total development	4,010	4,230	(220)

Sales and marketing:
Current year expense	2,600	4,676	(2,076)
Prior year true-up	973	(521)	1,494
Total sales and marketing	3,573	4,155	(582)

General and administrative:
Current year expense	6,339	9,386	(3,047)
Prior year true-up	(275)	2,609	(2,884)
Total general and administrative	6,064	11,995	(5,931)

Total current year expense	26,605	31,951	(5,346)
Total prior year true-up	(136)	(448)	312
Total bonus expense	$26,469	$31,503	$(5,034)

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
($000)	2012	2011	Change		2012	2011	Change
Operating income	$39,864	$33,864	17.7%		$111,399	$104,280	6.8%
% of revenue	24.8%	21.2%	3.6	pp	22.8%	22.1%	0.7	pp

Consolidated operating income increased $6.0 million in the third quarter of 2012 as our operating costs declined $5.1 million and revenue increased $0.9 million. Our operating margin was 24.8%, an increase of 3.6 percentage points compared with the third quarter of 2011.

Lower bonus expense as a percentage of revenue contributed approximately 1.7 percentage points to the margin improvement in the third quarter. Lower discretionary costs, including travel expense and advertising and marketing, as a percentage of revenue also contributed to the margin improvement in the third quarter.

Consolidated operating income increased $7.1 million in the first nine months of 2012 as the $14.9 million increase in revenue outpaced the $7.7 million increase in our costs. Our operating margin was 22.8%, a slight increase of 0.7 percentage points compared with the first nine months of 2011. Lower bonus expense as a percentage of revenue contributed to the margin improvement, increasing the margin by approximately 1.3 percentage points.
Higher salary expense as a percentage of revenue of 1.4 percentage points partially offset the margin improvement.

The $3.2 million of expense recorded in the first quarter of 2011 related to a separation agreement lowered our margin for the first nine months of 2011 by approximately 0.7 percentage points, favorably affecting the current-year comparison.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
($000)	2012	2011	Change	2012	2011	Change
Cash provided by operating activities	$37,527	$45,160	(16.9)%	$92,316	$106,316	(13.2)%
Capital expenditures	(4,954)	(6,271)	(21.0)%	(22,876)	(14,689)	55.7%
Free cash flow	$32,573	$38,889	(16.2)%	$69,440	$91,627	(24.2)%

We generated positive free cash flow in both the third quarter and year-to-date periods of 2012 and 2011. Free cash flow decreased $6.3 million in the third quarter of 2012 and $22.2 million in the first nine months of 2012, however.

Cash provided by operating activities: Cash provided by operating activities decreased $7.6 million in the third quarter of 2012 reflecting the negative cash effect of changes in operating assets and liabilities and a $4.4 million increase in income tax payments partially offset by higher net income, adjusted for non-cash items.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended September 30			Nine months ended September 30
($000)	2012	2011	Change	2012	2011	Change
Consolidated net income	$27,036	$21,370	$5,666	$75,033	$70,296	$4,737
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(459)	(1,450)	991	(5,007)	(7,621)	2,614
Depreciation and amortization expense	10,822	10,947	(125)	31,616	31,712	(96)
Stock-based compensation expense	3,994	3,951	43	11,594	11,443	151
All other non-cash items included in net income	(415)	259	(674)	283	(273)	556
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(42,820)	(37,464)	(5,356)
Cash paid for income taxes	(11,758)	(7,333)	(4,425)	(33,163)	(28,437)	(4,726)
Cash paid for separation agreements	—	(686)	686	(137)	(3,442)	3,305
Accounts receivable	(2,175)	(1,020)	(1,155)	(6,569)	(403)	(6,166)
Deferred revenue	(4,649)	(7,579)	2,930	7,684	618	7,066
Income taxes — current	14,453	14,033	420	40,383	37,879	2,504
Accrued compensation	6,069	11,972	(5,903)	22,106	37,664	(15,558)
Other assets	89	1,388	(1,299)	(3,551)	1,996	(5,547)
Accounts payable and accrued liabilities	(4,968)	(15)	(4,953)	(4,316)	(5,275)	959
All other	(512)	(677)	165	(820)	(2,377)	1,557
Cash provided by operating activities	$37,527	$45,160	$(7,633)	$92,316	$106,316	$(14,000)

In the third quarter of 2012, cash provided by operations decreased despite the increase in net income adjusted for non-cash items, primarily because of the negative cash flow effect of accrued compensation and the timing of income tax payments.

In the first nine months of 2012, the decrease in cash from operations exceeded the positive change in net income adjusted for non-cash items, primarily because of the negative cash flow effect of accrued compensation, the bonus payments, and the timing of income tax payments.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first nine months of 2012 and 2011, we classified $5.0 million and $7.6 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $5.0 million for capital expenditures in the third quarter of 2012 and $22.9 million in the first nine months of 2012, primarily for computer hardware and software, internally developed capitalized software, and spending for an expansion of office space in Chicago. In the first nine months of 2012, capital expenditures increased $8.2 million, primarily for computer hardware and software for our U.S. operations, and internally developed capitalized software.

Segment Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue
Investment Information	$129,357	$125,804	2.8%		$391,031	$374,319	4.5%
Investment Management	31,595	34,247	(7.7)%		96,648	98,510	(1.9)%
Consolidated revenue	$160,952	$160,051	0.6%		$487,679	$472,829	3.1%

Operating income (loss)
Investment Information	$38,957	$31,426	24.0%		$110,644	$100,830	9.7%
Investment Management	14,842	18,062	(17.8)%		45,606	53,599	(14.9)%
Intangible amortization and corporate depreciation expense	(8,495)	(8,788)	(3.3)%		(24,668)	(25,565)	(3.5)%
Corporate unallocated	(5,440)	(6,836)	(20.4)%		(20,183)	(24,584)	(17.9)%
Consolidated operating income	$39,864	$33,864	17.7%		$111,399	$104,280	6.8%

Operating margin
Investment Information	30.1%	25.0%	5.1	pp	28.3%	26.9%	1.4	pp
Investment Management	47.0%	52.7%	(5.7)	pp	47.2%	54.4%	(7.2)	pp
Consolidated operating margin	24.8%	21.2%	3.6	pp	22.8%	22.1%	0.7	pp

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

The Investment Information segment also includes Morningstar Equity Research, which we distribute through several channels. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. The segment also includes Morningstar Credit Research and Morningstar Structured Credit Ratings. The latter is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. It offers securities ratings, research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

In the first nine months of 2012 and 2011, this segment represented approximately 80% of our consolidated revenue.

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue	$129,357	$125,804	2.8%		$391,031	$374,319	4.5%
Operating income	$38,957	$31,426	24.0%		$110,644	$100,830	9.7%
Operating margin (%)	30.1%	25.0%	5.1	pp	28.3%	26.9%	1.4	pp

Revenue

In the third quarter of 2012, Investment Information segment revenue increased $3.6 million, or 2.8%, to $129.4 million. Investment Information segment revenue increased $16.7 million, or 4.5%, to $391.0 million in the first nine months of 2012. Morningstar Direct, Morningstar Data, and Advisor Workstation were the main contributors to revenue growth in both periods, partially offset by lower revenue for Morningstar.com and Morningstar Structured Credit Ratings.

Morningstar Direct was the largest contributor to the increase in segment revenue and contributed approximately 67% and 50% of the organic revenue growth for the segment in the third quarter and first nine months of 2012, respectively. The number of licenses for Morningstar Direct increased to 7,115 worldwide as of September 30, 2012, compared with 5,726 as of September 30, 2011, with strong growth globally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr.

Morningstar Data was the second-largest contributor to the increase in the segment revenue in both the third quarter and first nine months of 2012. Morningstar Data's revenue growth reflects strong renewal rates for managed product data. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Custom solutions revenue and advisor software revenue also contributed to the growth, but to a lesser extent. Higher revenue from Morningstar Advisor Workstation (mainly Morningstar Office) and Morningstar Integrated Web Tools more than offset slightly lower revenue from Principia. The number of U.S. licenses for Morningstar Advisor Workstation was up slightly to 161,957 as of September 30, 2012 compared with 160,287 as of December 31, 2011 and 160,710 as of September 30, 2011. Principia subscriptions totaled 27,695 as of September 30, 2012, down from 31,270 as of December 31, 2011 and 31,318 as of September 30, 2011.

Revenue for Morningstar.com was down for both 2012 periods because of a difficult advertising sales market and declining paid Premium subscriptions, primarily in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 125,006 as of September 30, 2012, compared with 130,354 as of December 31, 2011 and 133,734 as of September 30, 2011. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2012 and 2011, which partly offset the revenue decline associated with the lower subscription levels.

Revenue for Morningstar Structured Credit Ratings was down in both the third quarter and the first nine months of the year, primarily because of competitive pricing pressure and fewer new-issue ratings compared with the prior-year periods.

Operating Income

In the third quarter of 2012, operating income for the Investment Information segment increased $7.5 million, or 24.0%. Operating expense was down $4.0 million in the third quarter of 2012. Lower bonus expense and lower discretionary costs, including travel expense and advertising and marketing, both contributed to the decline in operating expense.

In the first nine months of 2012, operating income for the Investment Information segment increased $9.8 million, or 9.7%. Operating expense was up $6.9 million, or 2.5% in the first nine months of 2012. Higher salary expense was the primary contributor to the increase in the period. Lower advertising and marketing expense, bonus expense, and commission expense partially offset the increase.

The Investment Information segment's operating margin increased 5.1 percentage points in the third quarter. The margin improvement reflects the higher revenue base and the decrease in operating expense. Lower bonus expense and lower discretionary costs, including travel and advertising and marketing expense, all as a percentage of revenue, contributed the margin increase. Lower bonus expense contributed approximately 1.3 percentage points to the margin improvement in the quarter.

The Investment Information segment's operating margin improved 1.4 percentage points in the first nine months of 2012. Lower bonus expense and lower discretionary costs, including advertising and marketing were partially offset by higher salary expense, all as a percentage of revenue.

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

In the first nine months of 2012 and 2011, this segment represented approximately 20% of our consolidated revenue.

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2012	2011	Change		2012	2011	Change
Revenue	$31,595	$34,247	(7.7)%		$96,648	$98,510	(1.9)%
Operating income	$14,842	$18,062	(17.8)%		$45,606	$53,599	(14.9)%
Operating margin (%)	47.0%	52.7%	(5.7)	pp	47.2%	54.4%	(7.2)	pp

Revenue

Investment Management segment revenue decreased $2.7 million, or 7.7%, in the third quarter of 2012. Investment Management segment revenue decreased $1.9 million in the first nine months of 2012. Our largest client in the Investment Management segment began managing several fund-of-funds portfolios in-house in April 2012. We did not receive any revenue from our work on these portfolios in the third quarter of 2012, compared with about $3.1 million in the third quarter of 2011, which represented about 9.1% of Investment Management segment revenue. We received $3.8 million in revenue from our work on these portfolios in the first nine months of 2012 compared with $9.3 million in revenue in the first nine months of 2011. This loss of this business was the primary driver of the segment revenue decline in both periods.

Excluding the loss of business discussed above, Investment Advisory Services revenue was down slightly in the third quarter of 2012. Revenue for Morningstar Managed Portfolios, and to a lesser extent, Retirement Solutions, were up in the third quarter of 2012, partially offsetting the revenue decline for Investment Advisory Services.

While overall segment revenue was down, Morningstar Managed Portfolios made positive contributions to revenue in the first nine months of 2012. Managed Portfolios for Ibbotson Australia and Retirement Solutions were both down in the first nine months of 2012. Revenue for the Retirement Solutions business declined slightly because of lower non-asset-related fees and a change in contract terms for one of our clients.

The variable annuity industry, which accounted for approximately 15% of Investment Management segment revenue in the third quarter of 2012, continues to face challenges. Accordingly, we expect that there will be further pressure on revenue from clients in the variable annuity industry.

We had approximately $21.1 million in revenue from asset-based fees in the third quarter of 2012, a decrease of $0.8 million compared with $21.9 million in the third quarter of 2011. Within the Investment Management segment, revenue from asset-based fees made up about 65% of segment revenue in both periods of 2012 and 2011.

The asset totals as of the end of each period don't fully reflect the change in average asset levels during the quarter. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $190.7 billion in the third quarter of 2012, up 12.8% from approximately $169.2 billion in the third quarter of 2011.

Assets under Advisement and Management for Investment Advisory Services

	As of September 30
($ billions)	2012	2011
Assets under advisement – U.S.	$137.7	$117.6
Assets under advisement – International	4.7	1.7
Total	$142.4	$119.3

We provided Investment Advisory Services on approximately $142.4 billion in assets as of September 30, 2012 compared with approximately $137.5 billion as of December 31, 2011 and approximately $119.3 billion as of September 30, 2011.

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

Assets under advisement and management increased about $23.1 billion, or 19.4%, compared with September 30, 2011. As mentioned above, our largest Investment Management client began managing several fund-of-funds portfolios in-house in April this year. These portfolios represented $11.3 billion, or 9.5%, of our Investment Advisory Services assets under advisement and management as of September 30, 2011. This loss was offset by additional assets for an existing fund-of-funds program for which Morningstar now receives asset-based fees. The new fee structure began late in 2011 and represents incremental growth for an existing revenue stream. Excluding assets from this program and the portfolio for which we no longer provide advisory services, assets under advisement and management rose 20.3%, primarily reflecting positive market performance.

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

Assets under Advisement and Management for Retirement Solutions

	As of September 30
($ billions)	2012	2011
Assets under management	$24.2	$18.9
Assets under advisement	21.2	17.4
Total	$45.4	$36.3

Assets under management for managed retirement accounts increased to $24.2 billion as of September 30, 2012, compared with $19.9 billion as of December 31, 2011 and $18.9 billion as of September 30, 2011. Assets under advisement for plan sponsor and custom target-date arrangements increased to $21.2 billion as of September 30, 2012, compared with $17.4 billion as of September 30, 2011, and $17.5 billion as of December 31, 2011.

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

Morningstar Managed Portfolios

Revenue for Morningstar Managed Portfolios increased $0.7 million and $1.3 million in the third quarter and first nine months of 2012, respectively. This growth mainly reflects higher average asset levels during the first nine months of 2012 compared with the same period in 2011. Assets under management and advisement for Morningstar Managed Portfolios rose to $4.0 billion as of September 30, 2012, up from $3.0 billion as of December 31, 2011 and $2.8 billion as of September 30, 2011, reflecting positive market performance and strong net inflows.

Ibbotson Australia Managed Portfolios

Revenue for Ibbotson Australia Managed Portfolios was flat in the third quarter of 2012 and declined about $0.8 million in the first nine months of 2012. The lower revenue mainly reflects lower average assets levels during the first nine months of 2012 compared with the same period in 2011. Assets under management for Ibbotson Australia totaled $3.1 billion as of September 30, 2012, up slightly from $2.9 billion as of December 31, 2011, and up about $0.3 billion compared with $2.8 billion as of September 30, 2011.

Operating Income

Operating income for the Investment Management segment decreased $3.2 million, or 17.8%, in the third quarter of 2012. Operating expense in the segment rose $0.6 million, or 3.5%, in the third quarter of 2012.

Operating income for the Investment Management segment decreased $8.0 million in the first nine months of 2012. Operating expense in the segment rose $6.1 million, or 13.7%, in the first nine months of 2012. Operating expense rose in the first nine months of 2012 primarily because of higher expense for operations outside of the United States as well as higher salary expense and professional fees in the United States. Lower bonus expense of $2.7 million partially offset the higher operating expense.

Operating margin decreased 5.8 percentage points and 7.2 percentage points in the third quarter and first nine months of 2012, respectively, as operating expense growth exceeded the growth in revenue. Higher salary expense, professional fees, and higher costs for operations outside the United States, all as a percentage of revenue, contributed to the margin decline. Lower bonus expense as a percentage of revenue partially offset these increases.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category includes capitalization and amortization of internal product development costs and amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended September 30			Nine months ended September 30
($000)	2012	2011	Change	2012	2011	Change
Amortization expense	$5,941	$6,894	(13.8)%	$17,972	$20,039	(10.3)%
Depreciation expense	2,554	1,894	34.8%	6,696	5,526	21.2%
Corporate unallocated	5,440	6,836	(20.4)%	20,183	24,584	(17.9)%
Corporate items	$13,935	$15,624	(10.8)%	$44,851	$50,149	(10.6)%

Amortization of intangible assets decreased $1.0 million in the third quarter of 2012 and $2.1 million in the first nine months of 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. As of September 30, 2012, we had $122.8 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $24.0 million in 2012.

Corporate unallocated expense decreased $1.4 million in the third quarter of 2012, mainly reflecting the benefit of approximately $1.0 million for the resolution of a prior-year business tax expense. We capitalized $1.9 million and $1.6 million of expense for software development in the third quarter of 2012 and 2011, respectively. Higher professional fees partially offset the decrease in operating expense.

Corporate unallocated decreased $4.4 million in the first nine months of 2012. Corporate unallocated expense for the first nine months of 2011 included $3.2 million of expense for the separation agreement with our former chief operating officer. This expense did not recur in 2012. Corporate unallocated in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. In addition, we capitalized $6.0 million of expense for software development in the first nine months of 2012, an increase of $3.4 million compared with $2.6 million in the same period of 2011. In addition, as mentioned above, corporate unallocated in the year-to-date period of 2012 included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. Conversely, corporate unallocated in the first nine months of 2011 included $1.4 million of expense for this same matter. Partially offsetting these benefits, was about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products recorded in the first quarter of 2012.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Equity in net income of unconsolidated entities	$478	$428	$1,541	$1,397

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Sweden AB, and, beginning in the fourth quarter of 2011, YCharts, Inc.

We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Interest income	$1,774	$938	$4,094	$2,324
Interest expense	(55)	(141)	(246)	(1,182)
Other income (expense), net	161	(1,376)	(314)	(938)
Non-operating income (expense), net	$1,880	$(579)	$3,534	$204

Interest income mainly reflects interest from our investment portfolio. Interest income in the third quarter and first nine months of 2012 increased compared with the prior-year periods primarily because of higher balances of cash equivalents and investments during the periods. Interest income in the third quarter of 2012 also includes approximately $0.7 million of interest income related to the $1.0 million of business tax refund for prior years recorded in the third quarter of 2012, as discussed above in the section, Consolidated Operating Expense. Interest expense in the first nine months of 2011 of $1.2 million related primarily to the $1.4 million of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Operating Expense.

Other income (expense), net primarily represents foreign currency exchange gains and losses arising from the ordinary course of business. It also includes royalty income from MJKK and realized gains and losses from our investment portfolio.

Income Tax Expense

The following table shows our effective tax rate:

	Three months ended September 30		Nine months ended September 30
($000)	2012	2011	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$41,744	$33,285	$114,933	$104,484
Equity in net income of unconsolidated entities	478	428	1,541	1,397
Net loss attributable to the noncontrolling interest	34	10	62	106
Total	$42,256	$33,723	$116,536	$105,987
Income tax expense	$15,186	$12,343	$41,441	$35,585
Effective tax rate	35.9%	36.6%	35.6%	33.6%

Our effective tax rate in the third quarter of 2012 was 35.9%, a decrease of 0.7 percentage points compared with 36.6% in the prior-year period. Year to date, our effective tax rate was 35.6%, compared with 33.6% in the first nine months of 2011.

There were no significant changes to unrecognized tax benefits in the first nine months of 2012. As of September 30, 2012, we had $11.7 million of gross unrecognized tax benefits, of which $11.7 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.5 million. As of December 31, 2011, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.8 million.

As of September 30, 2012, our Unaudited Condensed Consolidated Balance Sheet included a current liability of approximately $5.0 million and a non-current liability of $6.3 million for unrecognized tax benefits. As of December 31, 2011, our Condensed Consolidated Balance Sheet included a current liability of $5.3 million and a non-current liability of $6.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 32% of our cash, cash equivalents, and investments as of September 30, 2012 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2012. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately 25% as of September 30, 2012) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. The proprietary Morningstar portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Approximately 68% of our cash, cash equivalents, and investments as of September 30, 2012 was held by our operations in the United States, down from approximately 80% as of December 31, 2011.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital, funding future growth, repurchasing shares under our share repurchase program, and paying quarterly dividends. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

In December 2011, our board of directors approved an increase to the $100 million share repurchase program we announced in 2010. This approval authorized the repurchase of up to an additional $200 million in shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. In the first nine months of 2012, we repurchased a total of 3,166,074 shares for approximately $187.0 million, of which $3.4 million was settled and paid early in the fourth quarter of 2012. As of September 30, 2012, we have repurchased a total of 3,964,411 shares for $231.6 million since we announced the share repurchase program in 2010.

We expect to make a recurring quarterly dividend payment of 10 cents per share in 2012. In the first nine months of 2012, we paid dividends of $14.9 million. On September 28, 2012, our board of directors approved a payment of a regular quarterly dividend of 10 cents per share payable on October 31, 2012 to shareholders of record as of October 12, 2012. As of September 30, 2012, we recorded a liability for dividends payable of $4.8 million.

Cash, Cash Equivalents, and Investments

As of September 30, 2012, we had cash, cash equivalents, and investments of $343.1 million, a decrease of $127.1 million compared with $470.2 million as of December 31, 2011. The decrease reflects $183.7 million used to repurchase common stock through our share repurchase program, bonus payments of $42.8 million made during the first quarter of 2012 related to the 2011 bonus, $22.9 million of capital expenditures, and $14.9 million of dividends paid. In addition, we used cash of approximately $10.3 million to acquire minority equity stakes in HelloWallet LLC and Inquiry Financial Europe AB.

These items, which decreased our cash, cash equivalents, and investments balance, were partially offset by cash inflows from net income, adjusted for non-cash items, the positive effect of changes in our operating assets and liabilities, and, to a much lesser extent, $7.8 million of cash from stock-option proceeds and excess tax benefits.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first nine months of 2012, cash provided by operating activities was $92.3 million, driven by $113.5 million of net income, adjusted for non-cash items, partially offset by $21.2 million in changes from our net operating assets and liabilities. A decrease in accrued compensation was the primary contributor to the unfavorable impact of changes in our net operating assets and liabilities. The decline in accrued compensation primarily reflects the bonus payments made in the first quarter of 2012 of approximately $42.8 million, partially offset by the current-year bonus liability for the first nine months of 2012.

Cash provided by operating activities decreased $14.0 million compared with the same period in 2011. The decrease primarily reflects the negative cash effect of changes in operating assets and liabilities, and, to a lesser extent, the $5.3 million increase in bonuses paid in the first quarter. We paid $42.8 million in annual bonuses in the first quarter of 2012, compared with $37.5 million in the prior-year period. Higher net income adjusted for non-cash items partially offset the decline.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, and purchases of equity and cost method investments. The level of investing activities varies from period to period depending on activity in these categories. In the first nine months of 2012, cash provided by investing activities was $48.2 million, compared with cash used for investing activities of $89.8 million in the same period of 2011.

In the first nine months of 2012, proceeds from the maturity and sale of investments exceeded purchases of investments by $81.4 million. In contrast, purchases of investments exceeded the proceeds from the maturity or sale of investments by $76.3 million in the first nine months of 2011. We have used these proceeds to fund our share repurchase program. As of September 30, 2012 and December 31, 2011, we had investments, consisting primarily of fixed-income securities, of $190.9 million and $269.8 million, respectively. As of September 30, 2012, our investments represented approximately 56% of our total cash, cash equivalents, and investments balance, down slightly compared with 57% as of December 31, 2011.

Capital expenditures were $22.9 million in the first nine months of 2012, an increase of $8.2 million compared with the first nine months of 2011. Capital expenditures in the first nine months of 2012 reflect spending primarily for computer hardware and software, capitalized software, and an expansion of our office space in Chicago. The capital expenditures in the first nine months of 2011 included the remaining payments for our development center in China. We expect to make total capital expenditures of approximately $28 million to $31 million in 2012, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in the first nine months of 2012 or 2011. However, in 2012, we used cash of approximately $10.3 million to acquire minority equity stakes in HelloWallet LLC and Inquiry Financial Europe AB. In the first nine months of 2011, we received cash of approximately $0.3 million, primarily as an adjustment to the purchase price of an acquisition made in a previous year.

Cash Provided by (Used for) Financing Activities

Cash provided by (used for) financing activities consists primarily of net proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year we recognize them. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 10 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of September 30, 2012.

Cash used for financing activities was $190.8 million in the first nine months of 2012. We used cash of approximately $183.7 million under our share repurchase program in the first nine months of 2012. In addition, we made dividend payments of $14.9 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $2.8 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $5.0 million.

Cash used for financing activities was $22.2 million in the first nine months of 2011. Proceeds from stock-option exercises totaled $6.6 million, and excess tax benefits related to stock-option exercises totaled $7.6 million. Partially offsetting these cash inflows was $7.5 million of dividends paid. We made purchases of $28.5 million under our share repurchase program in the first nine months of 2011.

Employees exercised approximately 0.4 million and 0.6 million stock options in the first nine months of 2012 and 2011, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first nine months of 2012 and 2011 was $17.2 million and $25.1 million, respectively.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 26, 2012:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 26, 2012	Projected Beneficial Ownership (1)
Chris Boruff President, Software Division	7/31/2012	5/2/2013	2,500	Shares to be sold under the plan if the stock reaches specified prices	—	147,868
Bevin Desmond President, International Operations and Global Human Resources	5/27/2011	5/31/2013	92,243	Shares to be sold under the plan if the stock reaches specified prices	70,993	106,135 (2)
Bevin Desmond President, International Operations and Global Human Resources	8/21/2012	4/30/2013	7,500	Shares to be sold under the plan if the stock reaches a specified price	—	98,635 (2)
Scott Cooley Chief Financial Officer	7/31/2012	2/28/2013	20,000	Shares to be sold under the plan if the stock reaches a specified price	—	36,324
Cheryl Francis Director	8/1/2012	5/31/2013	2,400	Shares to be sold under the plan if the stock reaches a specified price	—	21,295
Steve Kaplan Director	3/7/2012	5/5/2013	9,000	Shares to be sold under the plan on specified dates	3,000	54,467
Cathy Odelbo Executive Vice President, Corporate Strategy and Partnerships	8/13/2008	12/31/2012	100,000	Shares to be sold under the plan if the stock reaches specified prices	—	98,919
Don Phillips President, Research	3/12/2012	4/30/2013	150,000	Shares to be sold under the plan if the stock reaches specified prices	130,000	185,788
Paul Sturm Director	3/19/2012	5/15/2013	30,000	Shares to be sold under the plan if the stock reaches specified prices	21,500	56,916
Richard Robbins General Counsel and Corporate Secretary	8/1/2012	4/30/2013	7,723	Shares to be sold under the plan if the stock reaches a specified price	—	18,100
David Williams Managing Director, Design	9/10/2008	12/31/2012	20,000	Shares to be sold under the plan if the stock reaches specified prices	15,800	80,674

During the third quarter of 2012, David Williams' previously disclosed Rule 10b5-1 sales plan expired in accordance with its terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2012, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2012 and restricted stock units that will vest by November 29, 2012. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2012. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of September 30, 2012, our cash, cash equivalents, and investments balance was $343.1 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.3 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2012:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2012	2,660,557	$57.83	2,660,557	$146,079,927
July 1, 2012 – July 31, 2012	447,247	59.17	447,247	$119,607,848
August 1, 2012 – August 31, 2012	485,416	58.32	485,416	$91,286,421
September 1, 2012 – September 30, 2012	371,191	61.51	371,191	$68,446,067
Total	3,964,411	$58.39	3,964,411	$68,446,067

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

MORNINGSTAR, INC.

Date: October 30, 2012	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on October 30, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________