Form 10-K
period 2012-12-31
Morningstar, Inc.
filed 2013-02-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2012 was $1,329,810,256. As of February 22, 2013, there were 46,424,454 shares of the Registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Morningstar is a leading provider of independent investment research to investors around the world. Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of data, software, and research products for individual investors, financial advisors, and institutional clients through our Investment Information segment. We also provide asset management services for advisors, institutions, and retirement plan participants through our Investment Management segment. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Latin America, and South Africa. Morningstar serves approximately 8.9 million individual investors, 260,000 financial advisors, and 5,100 institutional clients. We have operations in 27 countries.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2012, we provided extensive data on approximately 416,000 investments, including:

•	23,500 mutual fund share classes in the United States;
•	119,500 mutual funds and similar vehicles in international markets;
•	10,000 exchange-traded funds (ETFs);
•	3,700 closed-end funds;
•	32,500 stocks;
•	7,000 hedge funds;
•	9,200 separate accounts and collective investment trusts;
•	111,000 variable annuity/life subaccounts and policies;
•	60,500 insurance, pension, and life funds;
•	14,000 unit investment trusts; and
•	4,500 state-sponsored college savings plan portfolios (commonly known as Section 529 College Savings Plans).

Our investment database also includes:

•	86 years of capital markets data capturing performance of several major asset classes;
•	extensive cash flow, ownership, and biographical data on directors and officers;
•	security-level identification information;
•	regulatory documents, disclosure filings, and conference-call transcripts;
•	real-time market data on more than 9 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and
•	real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products and services to individual investors, financial advisors, and institutions around the world.

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund's underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We've created other tools, such as the Ownership Zone, Sector Delta, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. Our popular Portfolio X-Ray tool helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

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

We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and fund firms that have demonstrated a high level of commitment to shareholders and stewardship of investors' capital. We introduced a new global Stewardship Rating for stocks in 2012 that places more emphasis on management decisions that directly improve returns on invested capital and shareholder investment. In 2011, we introduced our forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. We also offer qualitative research and ratings on alternative funds, exchange-traded funds, closed-end funds, 529 plans, target-date funds, and stocks.

In 2009, we began publishing credit ratings and associated research on corporate debt issuers. We currently provide ratings on about 700 issuers and also provide research and ratings on commercial mortgage-backed securities. We began publishing analyst research on municipal bonds in 2012. Our fundamental municipal research is designed to assess relative credit quality and fiscal distress using a proprietary, analyst-driven methodology.

We've also developed in-depth advice on security selection and portfolio construction to meet the needs of investors and professionals looking for integrated portfolio solutions. We believe many investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

The Morningstar Rating

★★★★★ ★★★★ ★★★ ★★ ★

We provide Morningstar Ratings on mutual funds, stocks, separate accounts, hedge funds, exchange-traded funds, and closed-end funds, as well as variable annuity/life portfolios and subaccounts. For managed investment products, the Morningstar Rating brings performance and risk together into one evaluation, with the top 10% of rated offerings receiving five stars and the bottom 10% receiving one star. The Morningstar Rating for stocks is based on the difference between a stock's current market price and our analyst-generated fair value estimate. It also incorporates our analysts' assessment of the company's level of business risk and economic moat, or competitive advantage.

The Morningstar Analyst Rating

Gold Silver Bronze Neutral Negative

In 2011, we introduced our forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. Our analysts assign the ratings on a five-tier scale with ratings of Gold, Silver, Bronze, Neutral, and Negative. In December 2009, we launched a Morningstar corporate credit rating, which measures the ability of a firm to satisfy its debt and debt-like obligations. For the corporate credit rating, we issue an overall rating ranging from AAA to D as well as scores for the factors underlying the rating. We began publishing research on municipal bonds in 2012. Through our Morningstar Credit Ratings, LLC subsidiary, we also offer research and ratings on commercial mortgage-backed securities.

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

Strategy and Key Objectives

Our strategy is to leverage our unique core capabilities and focus on the customer segments where we have the greatest opportunities to deliver value. For investors and professionals who make their own decisions, Morningstar has the transparent, credible analytical frameworks, powered by Morningstar research, high-quality data, and data visualization that lead to better decisions and better outcomes for investors. For investors and professionals who prefer to outsource the decision-making, Morningstar offers a seasoned team of investment professionals with expertise in asset allocation, manager research, due diligence, and portfolio construction, underpinned by award-winning, independent methodologies and analytical constructs that help clients expand their customer base and mitigate risk.

In 2012, we streamlined and clarified our growth strategies. Instead of five strategic objectives, we're now focusing on three. We no longer separately break out two objectives we formerly identified--create a premier global investment database and expand internationally--because they underpin everything we do, and we now consider them part of our other three objectives.

1. Develop the next-generation software for our investment research platforms, which will offer the most elegant and intuitive user experience for our customers.

We believe that individual investors, financial advisors, and institutional clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To help meet this need, our strategy has been to focus our product offerings on our three major platforms:

•	Morningstar.com for individual investors;

•	Morningstar Advisor Workstation (including Morningstar Office) for financial advisors; and

•	Morningstar Direct for institutional professionals.

These products all include integrated research and portfolio tools, allowing investors to use our proprietary information and analysis across multiple security types. With each platform, we believe we can continue to expand our reach with our current audiences, as well as extending our reach to new market segments.

We're now building the next-generation software architecture that will eventually underlie all of our investment research platforms. The new software architecture uses an "app-based" design and takes our software to a much higher design standard that's more intuitive, elegant, and easy-to-use. It also has several technological advantages, including a more streamlined design and development process for commonly used Morningstar capabilities such as portfolio management tools, faster speed to market with new capabilities, and a more consistent user experience across Morningstar's platforms.

Our next-generation software works with the touch interfaces commonly used in mobile devices and will eventually eliminate the need for desktop installations, making it easier for our customers to access our software from any device with an Internet connection. We're also significantly improving our charting and graphing capabilities, as well as more deeply integrating charts and graphics with editorial content to provide a new level of context and understanding.

We plan to introduce this new architecture as part of Morningstar Direct in 2013, beginning with new modules for mutual funds, stocks, and real-time market data. Over time, we'd like all of our software solutions to use this single technology architecture. By moving all of our core research products to a common software architecture, we'll be able to leverage our development resources, give our customers a more unified and consistent Morningstar experience, and better showcase our innovative research and analytical tools.

2. Deliver the most effective investment data, research, and ratings to help investors reach their financial goals.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue producing investment insights that empower investors and focus our research efforts in three major areas:

•
Extend leadership position in global fund research. Over the past several years, we have expanded our analyst coverage in fund markets outside of the United States. We've built an integrated team of locally based fund experts to expand our research coverage in additional markets around the world. As of December 31, 2012, we had approximately 110 fund analysts globally, including teams in North America, Europe, Asia, and Australia. We currently produce qualitative analyst research and Morningstar Analyst Ratings on more than 3,400 funds around the world. We plan to continue expanding the number of funds that have Morningstar Analyst Ratings and in-depth qualitative research reports.

•
Continue leveraging our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund's portfolio. As of December 31, 2012, we provided analyst research on approximately 1,700 companies globally.

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

•
Build business in credit research and ratings. We began publishing research and ratings on corporate credit issuers in December 2009 and currently produce research and ratings on about 700 corporate credit issuers. In 2012, we began publishing research on more than 100 municipal bond issuers. We view credit ratings as a natural extension of the equity research we've been producing for the past decade. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover.

We're including this research on our software platforms to provide investors with an additional perspective on fixed-income investments. We also plan to monetize the ratings through enterprise licenses and subscriptions to our institutional equity research clients, who have access to the forecasts, models, and scores underlying the ratings.

We also expanded our fixed-income capabilities with our May 2010 acquisition of Realpoint, LLC, a Nationally Recognized Statistical Rating Organization (NRSRO) now known as Morningstar Credit Ratings, LLC that specializes in research and ratings on commercial mortgage-backed securities (CMBS). We believe investors are looking for better research on these securities and that we're well-positioned to meet this need.

3. Be a world-class investment management organization based on our proprietary research.

We believe assembling and evaluating multimanager portfolios is a natural extension of our expertise in understanding managed investment products. Our investment advisory programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds and combine quantitative research with a qualitative assessment of manager skill and investment style. We had a total of $94.3 billion in assets under advisement in our Investment Advisory business as of December 31, 2012.

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

We also offer managed retirement account services through our Retirement Solutions platform and had $25.1 billion in assets under management in our managed retirement accounts as of December 31, 2012. We offer these services for retirement plan participants who choose to delegate management of their portfolios to our managed account programs, which are quantitative systems that select investment options and make retirement planning choices for the participants. We believe retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2012, we had $4.7 billion in assets under management invested with Morningstar Managed Portfolios.

Target Client Segments

Given the core capabilities discussed above, we're focusing on four primary client segments:

•Advisor (including independent financial advisors as well as those affiliated with broker-dealers, other intermediaries, and wealth managers);
•Asset management (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients);
•Retirement (including retirement plan providers and plan sponsors); and
•Individual investors.

Acquisitions and Divestitures

Since our founding in 1984, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our growth objectives (as detailed above). While we may make additional acquisitions to support these objectives, our primary focus now is on integrating previous acquisitions. We did not make any acquisitions in 2012. As part of our efforts to simplify and streamline our operations to focus on our core offerings, we divested several small business lines in 2012.

For information about the acquisitions we made in 2010, refer to Note 7 of the Notes to our Consolidated Financial Statements. For information about the divestitures we made in 2012, refer to Note 8 of the Notes to our Consolidated Financial Statements.

Business Segments, Products, and Services

We operate our business in two segments:

•	Investment Information, which includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements; and

•	Investment Management, which includes all of our asset management operations, which operate as registered investment advisors and earn more than half of their revenue from asset-based fees.

The table below shows our revenue by business segment for each of the past three years:

	2012		2011		2010
Revenue by Segment ($000)	Amount	%	Amount	%	Amount	%
Investment Information	$529,984	80.5%	$500,909	79.3%	$444,957	80.1%
Investment Management	128,304	19.5	130,491	20.7	110,394	19.9
Consolidated revenue	$658,288	100.0%	$631,400	100.0%	$555,351	100.0%

For information on segment operating income (loss) refer to Note 5 of the Notes to our Consolidated Financial Statements.

Investment Information

The largest products in this segment based on revenue are Morningstar Data (formerly Licensed Data), a set of investment data spanning all of our investment databases, including real-time pricing and commodity data; Morningstar Advisor Workstation, a web-based investment planning system for independent financial advisors as well as advisors affiliated with larger firms; Morningstar Direct, a web-based institutional research platform; Morningstar.com, which includes both Premium Memberships and Internet advertising sales; and Integrated Web Tools, a set of online tools and components that help institutional clients build customized websites or enhance their existing sites.

Other major products within the Investment Information segment include Principia, our CD-ROM-based software for independent financial advisors; and Morningstar Structured Credit Ratings and Research.

We also offer a variety of financial communications materials, print and online publications, investment indexes, and other investment software products for financial advisors and institutions.

In 2012, 31.9% of Investment Information segment revenue was from outside of the United States, compared with 32.8% in 2011 and 31.8% in 2010.

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

Our largest customer in the Investment Information segment made up approximately 2% of segment revenue in 2012.

Morningstar Data

Morningstar Data gives institutions access to a full range of investment data spanning numerous investment databases, including real-time pricing data and commodity data. We offer data packages that include access to our proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Morningstar Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Morningstar Data through password-protected websites, data feeds, and software and provide daily updates to clients.

Morningstar Commodity Data aggregates energy, commodity, and financial data from more than 200 sources in a single platform and is also available via data feeds. It provides market pricing data, securities reference data, historical event data, predictive analytics, and advanced data management solutions that help customers manage large sets of time-series data and analyze their own proprietary data. Clients include some of the world's largest asset managers, banks, oil companies, power and natural gas trading firms, utilities, risk managers, and agriculture and commodities trading firms.

Morningstar Markets data supports trading and investment decisions with streaming real-time data for instruments traded in major exchanges. We offer adaptable quote displays, charting, qualitative analysis, news, and alerts both in a stand-alone application as well as in other Morningstar products.

Morningstar Data for equities is used by many leading asset management firms, media companies, broker dealers, and other large institutions to support internal research functions, power investment tools, and deliver meaningful information and analysis to investors. Our continuously expanding global data services feature financial statement data, consolidated industry statistics, stock ownership information, and proprietary Morningstar statistics.

In 2012, we continued to enhance our client interfaces to add additional data points and images, streamline data delivery, and enable clients to easily access current data. We also introduced new data feeds and enhanced our Document Library solution to support new compliance requirements for retirement plan providers. We introduced Morningstar Markets Commodities Edition, which allows traders and risk managers to access our expansive historical energy data library and real-time exchange data on one integrated web-based platform. The new platform allows traders to get a truly holistic view of the energy markets and can be accessed on any device with an Internet connection, including smartphones and tablets.

We made numerous enhancements to our real-time markets data in 2012, adding new exchanges and security types as well as tools and services for active traders. We've also been working to integrate our market data and capabilities in Morningstar's other platforms, including Morningstar Direct, Morningstar Advisor Workstation, retail investor websites in Europe, Integrated Web Tools, and other products.

With our equity data, we added detail on 245 financial statement line items to our fundamental data package, as well as other operational ratios for U.S. and global companies. We also signed an agreement with Microsoft to provide investment data for the Bing Finance app on Windows 8. Windows 8 users are able to access a variety of Morningstar stock data, from top-line general measures like market capitalization, trading volume, price range, and competitors; to more granular data such as debt-to-equity ratio, forward price-to-earnings ratio, and return on assets. Investors can also pull up detailed charts showing revenue, profit, and cash reserve statistics, as well as a table showing the most-active mutual funds trading in each security.

Pricing for Morningstar Data is based on the number of funds, market indexes, stocks, commodities, or other securities covered; the amount and depth of information provided for each security; and the number of users and level of distribution. With Morningstar Markets, we charge additional fees for individual components or customization.

For Morningstar Data, our primary competitors are Bloomberg, eVestment Alliance, Interactive Data Corporation, Index Universe, Mergent, PSN/Informa, Standard & Poor's, and Thomson Reuters. Our Commodity Data business competes with several other companies, including GlobalView, IDC Future Source, and ZE Power.

Morningstar Data was our largest product in 2012 and accounted for 22.8%, 22.3%, and 23.7% of our consolidated revenue in 2012, 2011, and 2010, respectively.

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

As of December 31, 2012, 162,904 advisors in the United States were licensed to use Advisor Workstation, which is available in two versions: Morningstar Office for independent financial advisors and an enterprise version for financial advisors affiliated with larger firms. The enterprise version includes four core modules: Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, including tools for defined contribution plans; Morningstar Document Library, which helps firms comply with pre- and post-sale document delivery requirements by providing access to prospectuses and supplements in HTML or PDF formats; Analyst Research Center, which complements the quantitative data in Advisor Workstation with independent, qualitative research on stocks, mutual funds, exchange-traded funds, and initial public offerings; and Presentation Library, which gives advisors access to compelling client presentation materials. These applications can be purchased as stand-alone products or combined as part of a full Workstation license.

In 2012, we added Morningstar's new Analyst Ratings for funds as well as global fund reports to Morningstar Advisor Workstation 2.0, a platform we launched in 2010 that incorporates significant technology upgrades along with interface and usability improvements. We migrated more than 90% of our client base to this platform by the end of 2012. We also introduced new capabilities for screening and hypothetical reports, as well as detailed comparisons of fees and commissions for broker-dealers and their affiliated advisors.

For Morningstar Office in 2012, we introduced several new features for integrating with third-party rebalancing tools, managing research and workflows, and researching investment options with a new interactive version of our signature Morningstar Reports.

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

Major competitors for Morningstar Advisor Workstation and Morningstar Office include Advent Software, Charles Schwab, Standard & Poor's, SunGard, Tamarac (a division of Envestnet), and Thomson Reuters.

Morningstar Advisor Workstation is our second-largest product based on revenue and made up 12.8%, 12.3%, and 12.6% of our consolidated revenue in 2012, 2011, and 2010, respectively.

Morningstar Direct

Morningstar Direct is a web-based institutional research platform that provides advanced research on the complete range of securities in Morningstar's global database. This comprehensive platform allows research and marketing professionals to conduct advanced performance comparisons and in-depth analyses of a portfolio's underlying investment style. Morningstar Direct includes access to numerous investment universes, including U.S. mutual funds; European and offshore funds; funds based in most major markets around the world; stocks; separate accounts; hedge funds; closed-end funds; ETFs; global equity ownership data; variable annuity and life portfolios; and market indexes.

In 2012, we added additional third-party content, including bond data from Interactive Data Corporation and hedge fund data from Hedge Fund Research. We added more than 260 new data points for UK investment trusts and U.S. closed-end funds. As part of Morningstar Direct's Presentation Studio, we introduced new retirement plan lineup reporting that helps users create and automate retirement plan review books and fact sheets. We also expanded our capabilities in many other areas, including asset allocation, fundamental data, portfolio analysis and attribution, and Excel exporting.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research Systems, and Thomson Reuters.

Morningstar Direct had 7,435 licensed users worldwide as of December 31, 2012.

Pricing for Morningstar Direct is based on the number of licenses purchased. We charge $17,000 for the first user, $10,500 for the second user, and $9,000 for each additional user.

Morningstar Direct is our third-largest product based on revenue and accounted for 10.1%, 8.3%, and 6.9% of our consolidated revenue in 2012, 2011, and 2010, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com in the United States, which includes both Premium Membership revenue (which made up about 60% of Morningstar.com's revenue base in 2012) and Internet advertising sales (which made up the remaining 40%). As of December 31, 2012, the free membership services offered through Morningstar.com had approximately 8.9 million registered users worldwide, who have access to comprehensive data on stocks, mutual funds, ETFs, closed-end funds, 529 plans, commodities, options, bonds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information.

We also offer more than 40 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,200 stocks, 1,100 mutual funds, 400 ETFs, and 110 closed-end funds, as well as our Portfolio X-Ray, asset allocation and portfolio management tools, proprietary stock data, Stewardship Grades and Ratings, and premium stock and fund screeners. We currently offer Premium Membership services in Australia, Canada, China, Italy, the United Kingdom, and the United States.

In 2012, we launched a beta version of a new portfolio aggregation tool that allows users to link their brokerage accounts to eliminate manual data entry and easily access updated data. We also converted our advertising sales system to a global platform to integrate ad sales in Europe and other areas.

Morningstar.com competes with The Motley Fool, Seeking Alpha, TheStreet.com, and Yahoo! Finance as well as other finance sites, such as AOL Money & Finance, Google Finance, Marketwatch.com, MSN Money, and The Wall Street Journal Online.

As of December 31, 2012, we had 123,899 paid Premium subscribers for Morningstar.com in the United States plus an additional 14,000 paid Premium subscribers in Australia, Canada, China, Italy, and the United Kingdom. We currently charge $22.95 for a monthly subscription, $195 for an annual subscription, $329 for a two-year subscription, and $429 for a three-year subscription for Morningstar.com's Premium service in the United States. We also sell advertising space on Morningstar.com.

Morningstar.com (including local versions outside of the United States) is our fifth-largest product based on revenue and accounted for 8.2% of our consolidated revenue in 2012, compared with 8.9% in 2011 and 9.3% in 2010.

Morningstar Integrated Web Tools

Morningstar Integrated Web Tools is a set of tools that helps institutional clients build customized websites or enhance their existing sites with Morningstar's online tools and components. We offer a series of components, editorial content, and reports that investment firms can license to build or enhance their websites for financial advisors and individual investors. Outside the United States, clients can customize our offerings with capabilities for regional markets, multiple languages, and local currencies. Our suite of components can be customized to analyze a set of investments, focus on client-defined data points, or perform calculations required by specific products or services. We also offer licenses for investment research, editorial content, and portfolio analysis tools. Integrated Web Tools can be integrated with clients' existing websites and allow users to drill down into the underlying data when researching a potential investment.

In 2012, we transitioned several core tools, including the Multiple Fund Comparison, Cost Comparison, Find Similar Funds, X-Ray, and Risk/Reward Scatterplot, to a more efficient code base, which allowed for enhanced functionality and a more tablet-friendly design. We also expanded our lineup of equity tools and enhanced the functionality of existing equity solutions.

Competitors for Integrated Web Tools include Advisor Software, Inc., Financial Express, Interactive Data Corporation, Markit on Demand (formerly Wall Street on Demand), and Thomson Reuters.

Pricing for Integrated Web Tools consists of both ongoing license fees and one-time development fees and depends on the audience, the level of distribution, and the scope of information and functionality licensed.

Structured Credit Ratings and Research

Morningstar Credit Ratings, LLC is a Nationally Recognized Statistical Rating Organization (NRSRO) that provides timely new issue and surveillance ratings and analysis for commercial mortgage-backed securities (CMBS) as well as operational risk assessment services.

We rate new issue CMBS securities using a bottom-up approach that blends qualitative, quantitative, and legal analysis of the loan, portfolio, and issuing trust, with detailed underwriting information for 100% of the underlying assets. We provide surveillance ratings and analysis on nearly 6,500 CMBS securities including the loans and properties securing them. We also publish DealView credit reports on CMBS transactions and update our analysis and forecasts monthly. We rated 24% of all new-issue CMBS deals in 2012—making us the fifth-largest player in terms of deals rated.

In 2011, we introduced a beta version of our new ratings and surveillance analytics service on residential mortgage-backed securities (RMBS). This service will provide institutional investors with cutting-edge analytics, Morningstar’s monthly DealView Credit Analysis, and timely letter ratings on thousands of secondary market RMBS transactions.
In 2012, we finalized our new issue, surveillance, and servicer advance methodologies that will enable us to rate most RMBS transactions. We also published several research papers detailing our RMBS research methodology and began programming work on a front-end stand-alone RMBS model for rating new issue transactions.

We also offer operational risk assessments that evaluate mortgage servicers, loan originators, and third-party service providers. These assessments focus on non-credit-related operational risks and the likelihood of maintaining current performance levels given ongoing market conditions.

Our structured credit research and ratings business competes with several other firms, including DBRS, Fitch, Kroll Bond Ratings, Moody's, and Standard & Poor's.

Morningstar Credit Ratings primarily charges license-based fees for surveillance ratings and analysis, which are paid for by the user. For new-issue ratings, it charges asset-based fees that are paid by the issuer on the rated balance of the transaction.

Morningstar Principia

Principia is our CD-ROM-based investment research and planning software for financial planners and had 26,807 subscriptions as of December 31, 2012. The modules offered in Principia provide data on mutual funds, ETFs, stocks, separate accounts, variable annuity/life subaccounts, closed-end funds, asset allocation, hypotheticals, presentations and education, and defined contribution plans. Each module is available separately or together and features searching, screening, and ranking tools. Principia allows advisors to conduct research on client portfolios and includes three-page Portfolio Snapshot reports that provide a comprehensive picture of the client's portfolio. The Snapshot report shows overall style and sector weightings as well as the cumulative exposure to individual stocks. The Snapshot report is among those approved by the National Association of Securities Dealers for financial advisors to distribute and review with their clients.

In 2012, we developed an additional exporting process for the CAMS (Client Account Management System) module, which offers performance reporting and portfolio accounting. We also continued increasing the percentage of subscribers receiving electronic delivery, reducing our fulfillment costs and giving clients more timely access to the most recent updates.

Principia prices generally range from approximately $690 per year for monthly updates delivered electronically on one investment database to $3,345 per year for monthly updates on the complete package spanning all investment universes, or $7,645 for all investment universes plus additional modules for asset allocation, defined contribution plans, and client account management.

Major competitors for Principia include Standard & Poor's and Thomson Reuters.

Morningstar Equity and Credit Research

As of December 31, 2012, we offered independent equity research on approximately 1,700 companies globally. Our approach to stock analysis focuses on long-term fundamentals. Our analysts evaluate companies by assessing each firm's competitive advantage, analyzing the level of business risk, and completing an in-depth projection of future cash flows. For the companies we cover, our analysts prepare a fair value estimate, a Morningstar Rating for stocks, a rating for business risk, and an assessment of the company's economic moat. Economic moat is a concept originally developed by Warren Buffett that describes a company's competitive advantage relative to other companies.

We offer Morningstar Equity Research to institutional investors who use it to supplement their own research, as well as to broker-dealers who provide our research to their affiliated financial advisors or individual investor clients. We also deliver our equity research through several other Morningstar products, including our Premium Membership service on Morningstar.com.

We currently provide analyst reports on virtually all of the most widely held stocks in major U.S. market indexes, as well as numerous companies based outside the United States. On the credit research side, we provide credit ratings and analysis for about 700 of the largest corporate bond issuers worldwide, including global banks and captive finance subsidiaries. We had approximately 155 equity and credit analysts around the world as of December 31, 2012, compared with 140 as of December 31, 2011.

In 2012, we launched a new global Analyst Research Center featuring all of our analyst research on stocks, mutual funds, ETFs, corporate credits, and municipal bonds, as well as selected market data. We also released quantitative research on approximately 12,000 North American companies. This methodology extends our research philosophy to companies our analysts would not normally cover.

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

Morningstar Indexes

We offer an extensive set of investment indexes that can be used to benchmark the market and create investment products. Our index family includes a series of U.S. equity indexes that track the U.S. market by capitalization, sector, and investment style; dividend indexes; a series of active equity indexes based on Morningstar's equity research; a series of bond indexes that track the U.S. market by sector and term structure; global bond and equity indexes; commodity indexes; hedge fund indexes; and asset allocation indexes.

We currently license the Morningstar Indexes to numerous institutions that offer ETFs and exchange-traded notes based on the indexes. Our fees generally consist of an annual licensing fee as well as fees linked to assets under management.

In 2012, we introduced approximately 14 new indexes, including indexes based on factor tilt, active equity, Canadian stocks and bonds, emerging markets, and other asset classes. We believe we're the only index provider that offers indexes spanning all asset categories, which allows us to develop indexes that blend various asset classes.

Key competitors for the Morningstar Indexes include Barclays Capital, Dow Jones, the Financial Times, McGraw-Hill, MSCI, and Russell Investments.

Investment Management Segment

The largest products and services in this segment based on revenue are Investment Advisory, which focuses on investment monitoring, asset allocation, and portfolio construction for managed accounts made up of other investment vehicles; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients' taxable and tax-deferred accounts.

Our client base in this segment includes banks, brokerage firms, insurance companies, mutual fund companies, and retirement plan sponsors and providers. We currently offer investment management services in North America, Europe, Asia, and Australia. Our license agreements in the Investment Management segment have an average contract term of approximately three years, although some of our agreements allow for early termination.

About 17.2% of Investment Management segment revenue was from outside the United States in 2012, compared with 15.8% in 2011 and 14.2% in 2010.

In addition to the client segments we currently reach, we plan to develop additional distribution channels to reach other client types, including foundations and endowments, defined contribution plans, defined benefit plans, and wealth management firms. We also expect to continue expanding our Investment Management business outside the United States.

For Morningstar Managed Portfolios, our target audience consists of home offices of registered investment advisors affiliated with insurance companies, broker-dealers, and independent financial advisors.

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

We believe our institutional clients value our independence, breadth of information, and customized services; in addition, we believe our research, tools, and advice reach many individual investors through this channel. We also reach approximately 3,200 financial advisors through our Managed Portfolios platform.

The Investment Management segment has not historically shown seasonal business trends; however, business results for this segment are typically more variable because of our emphasis on asset-based fees, which change along with market movements and other factors.

Our largest customer in the Investment Management segment made up approximately 11% of segment revenue in 2012.

Investment Advisory (formerly Investment Consulting)

Our Investment Advisory business provides institutional investment advisory and management services for asset management firms, broker-dealers, and insurance providers. We offer Investment Advisory services through Morningstar Associates, Inc. (Canada); Morningstar Associates Korea Co., Ltd.; Morningstar Associates, LLC; Morningstar Investment Management Europe, Ltd; Ibbotson Associates, Inc.; Ibbotson Associates Australia Limited; Ibbotson Associates Japan KK; OBSR Advisory Services Limited; and Morningstar Investment Consulting France SAS (formerly Seeds Finance). All of these entities are wholly owned or majority-owned subsidiaries of Morningstar, Inc., and are authorized to provide investment advisory services by the appropriate regulatory agency in their applicable jurisdictions.

Drawing on our proprietary research and methodologies, we deliver four core service offerings: asset allocation, manager evaluation, portfolio management, and 15(c) board consulting services. We focus on delivering customized solutions that improve the investor experience and help our clients build their businesses. Many of our Investment Advisory agreements focus on investment monitoring and asset allocation for multimanager portfolios made up of managed investment products, such as mutual funds and variable annuities. We focus on relationships where we're paid a percentage of assets under management for ongoing investment management and advice, as opposed to one-time relationships where we're paid a flat fee.

We offer these advisory services to clients in most of our major operations globally, including insurance companies, investment management companies, mutual fund companies, and broker-dealers.

Our Investment Advisory business competes primarily with Mercer, Mesirow Financial, Russell Investments, Thomson Reuters, and Wilshire Associates, as well as some smaller firms in the retirement consulting business and various in-house providers of investment advisory services.

Pricing for the Investment Advisory services we provide is based on the scope of work and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting work as a portfolio construction manager or subadvisor for multimanager portfolios made up of managed investment products.

Investment Advisory was our fourth-largest product based on revenue in 2012 and accounted for 10.0%, 11.3%, and 10.6% of our consolidated revenue in 2012, 2011, and 2010, respectively.

Retirement Solutions

Our Retirement Solutions offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). Clients can select either a hosted solution or our installed software advice solution. We design these solutions to help retirement plan participants accumulate wealth, transition into retirement, and manage income during retirement.

Morningstar Retirement Manager is our advice and managed accounts program that helps plan participants with their retirement goals. It helps investors determine how much to invest and which investments are most appropriate for their portfolios. The program gives guidance explaining whether participants' suggested plans are on target to meet their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific investment recommendations. Participants can elect to have their accounts managed by us through our managed account service or build their own portfolios using our recommendations as a guide.

Morningstar Retirement Manager also helps plan sponsors meet their fiduciary obligations. Morningstar works with plan sponsors to help them better understand their fiduciary obligations and stay ahead of changes in the marketplace. We can act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. As part of this service, we can construct and monitor the investment lineup, document our investment process, create an Investment Policy Statement, and furnish the plan with detailed quarterly investment and performance reports.

In 2012, we introduced an enhanced version of Morningstar Retirement Manager that incorporates Ibbotson Associates' Wealth Forecasting Engine methodology and transitioned several clients to the combined platform. The combined platform allows us to offer new features, including more personalized savings rate recommendations, retirement age recommendations, both enhanced and optimized strategy recommendations, tax considerations, and the ability to consider other ongoing and retirement expenses.

In addition, we enhanced the Wealth Forecasting Engine to model more complex retirement plan rules, forecast different scenarios, and construct robust retirement solutions. We rolled out a new Morningstar Retirement Manager service, Income Secure, for retirees and participants transitioning to retirement. Income Secure provides customized recommendations for generating income and drawing down assets during retirement.

As of December 31, 2012, approximately 24.6 million plan participants had access to Retirement Solutions through approximately 202,000 plan sponsors and 25 plan providers. Pricing for Retirement Solutions depends on several different factors, including the level of services offered (including whether or not such services cause us to be an ERISA fiduciary), the number of participants, the level of systems integration required, and the availability of competing products.

In the retirement advice market, we compete primarily with Financial Engines and Guided Choice.

Morningstar Managed Portfolios

We offer the Morningstar Managed Portfolios program through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc.

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

In 2012, Morningstar Managed Portfolios surpassed $4 billion in assets under management. Morningstar Investment Services also expanded its relationship with a major independent broker-dealer, making our portfolios available to all of the fee-based financial advisors included in its network.

We had approximately $4.7 billion in assets under management with about 3,200 financial advisors using the service as of December 31, 2012. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is based on a tiered schedule that depends on the client's average daily portfolio balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge 55 basis points for the Select Stock Baskets, which are a managed account service consisting of individually customized stock portfolios based on Morningstar's indexes and independent equity research.

For Morningstar Managed Portfolios, our primary competitors are Brinker Capital, Curian Capital, Envestnet PMC, Genworth Financial, Loring Ward, SEI Investments, and Symmetry Partners. We also compete with in-house research teams at independent broker-dealers who build proprietary portfolios for use on brokerage firm platforms, as well other providers that provide investment strategies or models on these platforms.

Marketing and Sales

We promote our print, software, web-based products and services, and consulting services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our marketing staff includes both product specialists and a corporate marketing group that manages company initiatives. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking and forecasting sales and other tasks to support our sales team. Across our business, we emphasize high levels of product support to help our customers use our products effectively and provide our product managers with feedback from customers. We had approximately 590 sales and marketing professionals on staff as of December 31, 2012.

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

In addition, we hold minority ownership positions in companies based in Japan and Sweden. As of December 31, 2012, we held a minority ownership position (approximately 34% of the outstanding shares) in Morningstar Japan K.K. (MJKK); this share had a market value of approximately $36.2 million. MJKK is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 9 of the Notes to our Consolidated Financial Statements for information about our investments in unconsolidated entities.

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

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we maintain operating companies. As we move into new countries, we consider adding to these registrations. In some jurisdictions, we also register certain product identifiers. We have registered our name and/or logo in numerous countries and the European Union and have applied for registrations in various other countries.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks that we use:

Advice by Ibbotson ®	Morningstar Market Barometer SM
Ibbotson Associates ®	Morningstar Office SM
Morningstar ® Advisor Workstation SM	Morningstar ® Ownership Zone SM
Morningstar Analyst Rating TM	Morningstar ® Portfolio X-Ray ®
Morningstar ® Analyst Research Center SM	Morningstar ® Principia ®
Morningstar Direct SM	Morningstar Rating ™
Morningstar ® Equity Research Services SM	Morningstar ® Retirement Manager SM
Morningstar ® Essentials TM	Morningstar ® Stewardship Grade SM
Morningstar ® Hypothetical Illustrator SM	Morningstar Style Box ™
Morningstar ® Integrated Web Tools SM	Morningstar.com ®
Morningstar ® Managed Portfolios SM

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

Seasonality

We believe our business has a modest amount of seasonality. Some of our smaller products, such as the Ibbotson Stocks, Bonds, Bills, and Inflation Yearbook and our annual investment conference in Chicago, generate the majority of their revenue in the first or second quarter of the year. Most of our products are sold with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products.

We believe market movements generally have more influence on our performance than seasonality. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2012, our largest customer accounted for less than 3% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past several years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our major competitors include Bloomberg; Standard & Poor's, a division of The McGraw-Hill Companies; and Thomson Reuters. These companies have financial resources that are significantly greater than ours. We also have a number of smaller competitors in our two business segments, which we discuss in Business Segments, Products, and Services above.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment analysis and analytics, design, product reliability, and value of the products and services provided.

Major Competitors by Product

	Morningstar Data	Morningstar Advisor Workstation	Morningstar Direct	Investment Advisory	Morningstar.com	Retirement Solutions
Advent Software		•
Bloomberg	•		•
eVestment Alliance	•		•
FactSet Research Services	•		•
Financial Engines						•
Interactive Data Corporation	•
Mercer				•
News Corporation*					•
Russell Investments				•
Standard & Poor's	•	•
Thomson Reuters**	•	•	•	•
Wilshire Associates			•	•

*    News Corporation includes Dow Jones, MarketWatch, and SmartMoney
**  Thomson Reuters includes Lipper

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2012, our technology team consisted of approximately 900 programmers and technology and infrastructure professionals.

In 2012, 2011, and 2010 our development expense represented 7.8%, 8.4%, and 8.9%, respectively, of our revenue. We expect that development expense will continue to represent a meaningful percentage of our revenue in the future.

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

As of December 31, 2012, three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

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

Morningstar Credit Ratings, LLC is registered with the SEC as a Nationally Recognized Statistical Rating Organization (NRSRO) specializing in rating structured finance investments. As an NRSRO, Morningstar Credit Ratings, LLC is subject to the requirements and regulations under the Exchange Act. Such requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examinations by the SEC.

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

United Kingdom

Morningstar Investment Management Europe Limited and OBSR Advisory Services Limited are authorized and regulated by the Financial Services Authority (FSA) to provide advisory services in the United Kingdom. As authorized firms, these companies are subject to the requirements and regulations of the FSA. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements.

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

Employees

We had approximately 3,495 employees as of December 31, 2012, including approximately 670 data analysts, 75 designers, 340 investment analysts (including consulting and quantitative research analysts), 900 programmers and technology staff, and 590 sales and marketing professionals. Our employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 28, 2013, we had 12 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	56	Chairman, Chief Executive Officer, and Director
Chris Boruff	47	President, Software Division
Scott Cooley	44	Chief Financial Officer
Bevin Desmond	46	President, International Operations and Global Human Resources
Catherine Gillis Odelbo	50	Executive Vice President, Corporate Strategy and Partnerships
Greg Goff	41	Chief Technology Officer
Thomas Idzorek	42	President, Investment Management Division
Kunal Kapoor	37	President, Data Division
Don Phillips	50	President, Investment Research Division and Managing Director
Richard Robbins	50	General Counsel and Corporate Secretary
James Tanner	52	Global Head of Business Development and Sales
David W. Williams	52	Managing Director, Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from 1984 to 1996 and from 2000 to the present. He holds a bachelor's degree in business administration from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

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

Catherine Gillis Odelbo

Catherine Gillis Odelbo has been executive vice president of corporate strategy and partnerships since July 2012. She is responsible for working with Morningstar’s senior management team on the firm’s overall strategic planning process, M&A activities, and major partnerships. Previously, she was president of equity and credit research from 2009 until July 2012. She joined us in 1988 as a mutual fund analyst and from 1999 to 2000 served as senior vice president of content development for the company, as well as publisher and editor of our stock and closed-end fund research. She was president of our Individual segment from 2000 through 2008 and became president of our equity research business in 2009. She holds a bachelor's degree in American history from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.
Greg Goff

Greg Goff has been chief technology officer for Morningstar since 2011 and is responsible for Morningstar's global technology strategy. Before joining us in 2011, he was senior vice president of global platform technology for The Nielsen Company since 2009. He joined The Nielsen Company in 2004 as vice president of data warehousing. He has also worked for Accenture and BlueMeteor, Inc. in Chicago. He holds a bachelor’s degree in electrical engineering from the University of Illinois at Urbana-Champaign.

Thomas Idzorek

Thomas Idzorek was named president of Morningstar's Investment Management division in May 2012 and is responsible for our investment advisory, retirement solutions, and investment management operations in North America, Europe, Asia, and Australia. He also oversees the Investment Policy Committee for the Investment Management division and serves on Morningstar's retirement plan committee. He joined us in 2006, when we acquired Ibbotson Associates. From 2006 until May 2012, Thomas was chief investment officer for Morningstar Investment Management. He holds a bachelor's degree in marketing from Arizona State University, a master's degree in business administration from Thunderbird School of Global Management, and the Chartered Financial Analyst (CFA) designation.

Kunal Kapoor
Kunal Kapoor has been president of Morningstar's Data division since 2012. He is responsible for managing our investment databases and related products. Prior to assuming his current role in 2012, Kunal was president of Equity and Market Data/Software. In 2009, he became president of Individual Software, and in 2010, his role expanded to include our equity data business. Kunal joined the company as a data analyst in 1997 and became a fund analyst in 1998. In 2001 he joined Morningstar Investment Services, Inc., a registered investment advisor and wholly owned subsidiary of Morningstar, Inc., as a senior research analyst. He was named editor of Morningstar Mutual Funds, in 2003, and in 2004 was appointed director of mutual fund analysis, where he led Morningstar's team of mutual fund analysts. In 2006, Kunal was named director of business strategy for Morningstar's international operations. He also served as president and chief investment officer of Morningstar Investment Services.
Kunal holds a bachelor's degree in economics and environmental policy from Monmouth College and a master's degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst (CFA) designation.
Don Phillips

Don Phillips has been president of Morningstar's Investment Research division, overseeing our global fund, equity, and credit research, since 2012. He joined us in 1986 as our first mutual fund analyst. Don served as our vice president and publisher from 1991 to 1996, as our president from 1996 to 1998, and as our chief executive officer from 1998 to 2000. He has been a managing director since 2000 and in 2009 took on additional responsibilities as president of fund research. Don's role expanded in 2012 to include oversight of our global equity and credit research. He has served on our board of directors since August 1999. Don holds a bachelor's degree from the University of Texas and a master's degree from The University of Chicago.

Richard Robbins

Richard Robbins has been our general counsel and corporate secretary since August 2005. He is responsible for directing Morningstar's legal department and managing our relationships with outside counsel. He also oversees our compliance and corporate communications departments. From May 1999 until he joined Morningstar, he was a partner at Sidley Austin Brown & Wood LLP (now Sidley Austin LLP), which he joined as an associate in August 1991. He holds bachelor's and master's degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

James Tanner

James Tanner joined Morningstar in January 2013 as global head of business development and sales. Previously he served as vice chairman of business development for Markit On Demand, a company he founded as Wall Street On Demand in 1991. In addition to his role as CEO, he also served in various roles for firms that have owned Wall Street On Demand, including head of sales for eBridge and head of distribution and vice chairman of business development for Markit, a UK-based global financial information company. James holds a bachelor’s degree in Russian language and literature from Haverford College and a master’s degree in business administration from Harvard University.

David W. Williams

David W. Williams has been a managing director for Morningstar since 2000. He is in charge of design and its application to brand identity, products, marketing communications, and the workplace. He joined us in 1993 and has been instrumental in establishing design as one of our recognized core capabilities. He holds a bachelor's degree in industrial design from The Ohio State University and a master's degree in fine arts from the Yale University School of Art.

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

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. Because we provided investment advisory and management services on about $149.5 billion in assets as of December 31, 2012, we could face substantial liabilities if we breach our fiduciary duties.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty.

An outage of our database and network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other network equipment, much of which is geographically concentrated in our Chicago headquarters and other backup locations in the United States. We also have extensive information systems outside the United States. Our mission-critical databases and networks are increasingly complex and interdependent. Many of our client contracts contain service-level agreements that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information. We may not be able to meet these obligations in the event of failure or downtime in our information systems. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, Internet failures or disruptions, computer viruses, and other events beyond our control. Our database and network facilities may also be vulnerable to external attacks that misappropriate our data, corrupt our databases, or limit access to our information systems.

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

Most of our products and services depend heavily on our electronic delivery systems and the Internet. Our ability to deliver information using the Internet may be impaired because of infrastructure failures, service outages at third-party Internet providers, malicious attacks, or other factors. If disruptions, failures, or slowdowns of our electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our customers may be impaired.

We could face liability related to our storage of personal information about our users.

Customers routinely input personal investment and financial information, including portfolio holdings and credit card information, on our websites. We also handle an increasing volume of personally sensitive information through our Portfolio Management Service, Enterprise Data Management, managed retirement accounts, and other areas of our business. Contractual commitments to customers as well as laws and industry regulations related to data protection, system availability, and privacy require us to safeguard critical data. We are also required to take appropriate steps to safeguard credit card numbers, social security numbers, and other personally identifiable information. We may suffer malicious attacks seeking to penetrate our network and databases to gain access to personal data. We could be subject to liability if we were to inappropriately disclose any user's personal information or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, portfolio holdings, or credit card information.

Changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action could adversely affect our business.

Our investment advisory operations are a growing part of our overall business. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the United States.

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

We also expanded our credit rating business operations with our May 2010 acquisition of Realpoint, LLC (now known as Morningstar Credit Ratings, LLC), an NRSRO that specializes in structured finance. As an NRSRO, Morningstar Credit Ratings is subject to various requirements and regulations under the Exchange Act relating to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examinations by the SEC.

It is difficult to predict the future effect of the broad and expanding legislative and regulatory requirements affecting our business. The laws, rules, and regulations applicable to our business may change in the future, and we may not be able to comply with any such changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory or credit rating services in the future, which could materially adversely affect our business, operating results, or financial condition.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

We believe ongoing economic weakness continues to cause uncertainty and pressure on consumer discretionary spending. The financial crisis of 2008 and 2009, as well as more recent financial and economic uncertainty, has led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Some institutional clients also implemented additional review processes for new contracts or began to provide certain services, particularly investment advisory services, in-house rather than hiring external service providers. Some institutional clients have also reduced the scope of their operations. For example, several large insurers withdrew from the variable annuity market during 2011 and 2012, while others curtailed their new sales efforts. This has had a negative effect on the services we provide to institutional clients that offer variable annuities.

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

Although sovereign debt problems have been most severe in countries such as Greece, Ireland, and Portugal, concerns have also grown about the stability of Europe as a whole and the future of the euro currency. In 2012, approximately 16.2% of our consolidated revenue was from Europe, including 7.6% in Continental Europe and 8.6% in the United Kingdom. Our European operations are also subject to currency risk related to the euro, which accounted for approximately 5.8% of our consolidated revenue in 2012 and approximately 10.2% of our cash and cash equivalents balance as of December 31, 2012. We don't engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if the euro declines relative to the U.S. dollar.

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

In 2012, revenue from asset-based fees made up approximately 12% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect our fee-based revenue to show a corresponding decline.

We could face liabilities and/or damage to our reputation as a result of some of our currently pending litigation.

From time to time, we are subject to legal and regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the asset management and financial information businesses in which we operate.

We are currently defendants in a number of litigation matters as further described in Item 3—Legal Proceedings of this Annual Report on Form 10-K. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts of damages. Litigation is inherently unpredictable, and the outcome of any particular proceeding can never be predicted with certainty. An adverse outcome in a litigation matter could, depending on the facts, have a material financial impact on our company.

In addition to its potential financial impact, litigation can have a significant adverse reputational impact. We depend to a large extent on our reputation for integrity and high-caliber professional services. Allegations of improper conduct made by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether valid or not, may harm our reputation, which may be damaging to our business.

Our results could suffer if the mutual fund industry continues to experience slower growth, or if actively managed equity funds continue to attract less investor attention.

A significant portion of our revenue is generated from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 30 years, but suffered along with the market downturn in 2008 and early 2009. Since then, fund assets have increased, but at a slower rate than in previous years. Based on Morningstar's estimates for U.S. mutual fund asset flows, long-term open-end funds had positive net inflows of approximately $243 billion in 2012. However, assets continued to flow out of actively managed stock funds, with investors heavily favoring fixed-income funds and passively managed vehicles. While equity funds had net outflows of approximately $104 billion in 2012, fixed-income funds experienced net inflows of more than $300 billion.

A significant portion of our fund research has historically focused on equity-related funds. In addition, Morningstar is best known for our data and analyst research on actively managed equity funds. Over the past several years, passively managed index funds have seen strong investor interest. This trend continued in 2012, as passively managed vehicles (both mutual funds and ETFs) had nearly $200 billion in net inflows, compared with $7 billion of net outflows for active products. Overall, we estimate that passively managed assets now account for about one-fourth of combined mutual fund and ETF assets.

Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could continue to reduce investor interest and investment activity. In addition, a continued lessening of investor interest in actively managed equity funds could decrease demand for our products.

Failing to differentiate our products and continuously create innovative, proprietary research tools may harm our competitive position and business results.

We attribute much of our company's success over the past 29 years to our ability to develop innovative, proprietary research tools, such as the Morningstar Rating, Morningstar Style Box, Ownership Zone, and Portfolio X-Ray. We believe these proprietary tools continue to provide us with a competitive advantage, but if tools similar to them become more broadly available through other channels, our competitive position and business results may suffer. Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools that gain a wide following. Because of lower technology costs and the growth of open software platforms, we believe the barriers to entry for new competitors have declined, making it easier for new players to enter the market. Smaller companies may also be able to introduce new research tools that gain a wide following. We cannot guarantee that we will continue to successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

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

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Bloomberg; Standard & Poor's, a division of The McGraw-Hill Companies; and Thomson Reuters. We compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Business Segments, Products, and Services section in Item 1-Business.

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

Our operations outside of the United States have expanded to $191.3 million in revenue in 2012 from $184.9 million in 2011. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

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

We have approximately 360 employees who work at our data collection facility in Mumbai, India, which may also be subject to regulatory and political risk (including potential terrorist acts). Like the Shenzhen operation, these facilities also involve operational risks for our network infrastructure.

We could face liability for the information we publish, including information based on data we obtain from other parties.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings on corporate credit issuers. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based on the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

As of December 31, 2012, Joe Mansueto, our chairman and chief executive officer, owned approximately 53% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving Morningstar; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company; or result in actions that may be opposed by other shareholders.

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

In the past, we've granted options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2012, our employees and non-employee directors held options to acquire 674,479 shares of common stock, 620,379 of which were exercisable at a weighted average price of approximately $22.66 per share. As of December 31, 2012, there were 745,927 restricted stock units outstanding, which have an average remaining vesting period of 33 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and shares are issued when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

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

In addition, our board of directors has authorized a share repurchase program allowing for the repurchase of up to $500 million of our outstanding common stock, of which $188.5 million remains available for future repurchases as of February 22, 2013. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that management deems appropriate. Changes in the amount of repurchase activity from period to period may also cause volatility in our cash flows.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2012, we leased approximately 305,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 351,000 square feet of office space in 24 other countries around the world, including 141,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

Open Matters

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

Settled Matters

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint, LLC (now known as Morningstar Credit Ratings, LLC) and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Morningstar Credit Ratings for certain data-sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings through December 31, 2010. In September 2010, the court denied Egan-Jones's request for a preliminary injunction against Morningstar's corporate credit ratings business. In December 2012, Morningstar Credit Ratings, Morningstar, and Egan Jones entered into a settlement agreement resolving the litigation. All settlement terms are confidential.

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

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

		2012		2011
	High	Low	High	Low
First Quarter	$63.25	$56.23	$60.46	$51.85
Second Quarter	63.57	54.71	60.95	56.30
Third Quarter	63.08	56.35	64.00	51.11
Fourth Quarter	65.62	60.69	61.59	54.01

As of February 22, 2013, the last reported price on the Nasdaq Global Select Market for our common stock was $68.90 per share, and there were 1,479 shareholders of record of our common stock.

In September 2010, our board of directors approved a quarterly dividend of 5 cents per share. The first dividend was paid on January 14, 2011 to shareholders of record on December 31, 2010. We paid a dividend during each quarter of 2011 and 2012. On December 7, 2012, our board of directors declared a dividend of 12.5 cents per share, payable on December 28, 2012 to shareholders of record as of December 17, 2012. This was our fifth dividend payment in 2012 because we opted to pay the dividend in December instead of in January 2013.

The following table shows the dividends declared and paid for the periods indicated:

		2012		2011
	Dividends declared	Dividends paid	Dividends declared	Dividends paid
First Quarter	$0.10	$0.10	$0.05	$0.05
Second Quarter	0.10	0.10	0.05	0.05
Third Quarter	0.10	0.10	0.05	0.05
Fourth Quarter	0.125	0.225	0.10	0.05

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

See Note 12 in our Notes to our Consolidated Financial Statements for a description of our equity compensation plans.

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made through September 30, 2012 and during the three months ended December 31, 2012:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through September 30, 2012	3,964,411	$58.39	3,964,411	$68,446,067
October 1, 2012 – October 31, 2012	380,375	63.55	380,375	$44,267,029
November 1, 2012 – November 30, 2012	328,276	63.26	328,276	$23,494,256
December 1, 2012 – December 31, 2012	383,533	63.68	383,533	$199,063,689
Total	5,056,595	$59.49	5,056,595

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorized the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved an increase to this program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. In December 2012, the board approved another increase to this program. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with a revised expiration date of December 31, 2014.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 1, 2013:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 1, 2013	Projected Beneficial Ownership (1)
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches a specified price	—	60,695
Scott Cooley Chief Financial Officer	11/19/2012	12/31/2013	18,000	Shares to be sold under the plan on specified dates	—	18,323
David Williams Managing Director, Design	9/10/2008	12/31/2013	20,000	Shares to be sold under the plan if the stock reaches a specified price	6,000	69,876

During the fourth quarter of 2012 and first quarter of 2013, the previously disclosed Rule 10b5-1 sales plans for Chris Boruff, Scott Cooley, Bevin Desmond and her spouse, Cheryl Francis, Steve Kaplan, Cathy Odelbo, Don Phillips, Richard Robbins, and Paul Sturm completed or expired in accordance with their terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2012, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2013 and restricted stock units that will vest by March 1, 2013. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2012. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2012, 2011, and 2010 and Consolidated Balance Sheet Data as of December 31, 2012 and 2011 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Other Consolidated Financial Data for the years ended December 31, 2009 and 2008 and Consolidated Balance Sheet Data as of December 31, 2010, 2009, and 2008 were derived from our audited Consolidated Financial Statements, as restated, that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data
(in thousands except per share amounts)	2008	2009	2010	2011	2012

Revenue	$502,457	$478,996	$555,351	$631,400	$658,288
Operating expense	363,581	354,323	434,292	492,985	507,620
Operating income	138,876	124,673	121,059	138,415	150,668
Non-operating income, net	4,252	2,934	6,732	1,709	2,957
Income before income taxes and equity in net income of unconsolidated entities	143,128	127,607	127,791	140,124	153,625
Income tax expense	54,423	46,775	42,756	43,658	52,878
Equity in net income of unconsolidated entities	1,321	1,165	1,422	1,848	2,027
Consolidated net income from continuing operations	90,026	81,997	86,457	98,314	102,774
Gain on sale of discontinued operations, net of tax	—	—	—	—	5,188
Consolidated net income	90,026	81,997	86,457	98,314	107,962
Net (income) loss attributable to noncontrolling interests	(397)	132	(87)	43	117
Net income attributable to Morningstar, Inc.	$89,629	$82,129	$86,370	$98,357	$108,079

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$1.94	$1.71	$1.75	$1.96	$2.12
Discontinued operations	—	—	—	—	0.11
Total	$1.94	$1.71	$1.75	$1.96	$2.23

Diluted:
Continuing operations	$1.82	$1.65	$1.70	$1.92	$2.10
Discontinued operations	—	—	—	—	0.10
Total	$1.82	$1.65	$1.70	$1.92	$2.20

Dividends per common share:
Dividends declared per common share	$—	$—	$0.05	$0.25	$0.43
Dividends paid per common share	$—	$—	$—	$0.20	$0.53

Weighted average common shares outstanding:
Basic	46,139	48,112	49,249	50,032	48,497
Diluted	49,213	49,793	50,555	50,988	49,148

Other Consolidated Financial Data ($000)	2008	2009	2010	2011	2012

Stock-based compensation expense (1):
Restricted stock units	$7,571	$10,591	$12,545	$12,765	$13,451
Restricted stock	—	—	1,248	2,196	5,013
Stock options	3,710	1,002	—	342	441

Total stock-based compensation expense	$11,281	$11,593	$13,793	$15,303	$18,905

Cash provided by (used for) investing activities (2)	$(179,124)	$(174,675)	$(87,949)	$(110,767)	$80,192
Cash provided by (used for) financing activities (3)	$50,737	$25,320	$12,525	$(32,596)	$(265,176)

Cash provided by operating activities	$149,339	$101,256	$123,416	$164,976	$145,996
Capital expenditures	(48,519)	(12,372)	(14,771)	(23,322)	(30,039)
Free cash flow (4)	$100,820	$88,884	$108,645	$141,654	$115,957

Consolidated Balance Sheet Data
As of December 31 ($000)	2008	2009	2010	2011	2012

Cash, cash equivalents, and investments	$297,577	$342,553	$365,416	$470,192	$321,418
Working capital	179,819	236,595	254,556	341,400	217,245
Total assets	803,940	919,083	1,086,302	1,172,084	1,041,952
Deferred revenue (5)	130,270	127,114	146,267	155,494	146,015
Long-term liabilities	39,778	45,792	52,153	44,435	57,692
Total equity	530,245	665,789	781,425	857,016	726,895

(1) We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units, restricted stock, and stock options.

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

Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Realpoint, LLC. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. The expense in 2012 and 2011 includes $3.2 million and $0.4 million, respectively, for accelerated vesting of a portion of this restricted stock.

We did not grant any stock options in 2012. In 2011, we granted 92,201 stock options to our executive officers and non-employee directors. We estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The total expense for stock-based compensation is distributed with other employee compensation costs in the appropriate operating expense categories of our Consolidated Statements of Income. Refer to Note 12 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(2) Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments, net of proceeds from the sale of investments, capital expenditures, purchases of equity and cost- method investments, and proceeds from the sale of businesses. The level of investing activities can vary from period to period depending on the level of activity in these categories. Refer to Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for more information concerning cash used for investing activities.

(3) Cash provided by (used for) financing activities consists primarily of proceeds from stock-option exercises and excess tax benefits. These cash inflows are offset by cash used to repurchase outstanding common stock through our share repurchase program, which we began in the fourth quarter of 2010 and dividend payments. Refer to Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

(4) Free cash flow is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required to be reported under GAAP, nor should this data be considered an indicator of liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

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

Over our 28-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our growth strategies.

Business Model: Leveraging Fixed Investments

We leverage our investment databases by selling a wide variety of products in multiple media to three key investor segments around the world.

Fixed Investments:
Databases
MF
Mutual Funds
ST
Stocks
CE
Closed-End Funds
VA
Variable Annuities
ETF
Exchange-Traded Funds
SA
Separate Accounts
HF
Hedge Funds
529
529 Plan Portfolios
PL
Pension & Life
I
Identifiers
D
Documents
P
People
RT
Real-Time Data
EC
Energy & Commodity Data
Core Skills
Research
Technology
Design
Leveraged by:
Media
Print
Software
Internet
Mobile
Audience
Individuals
Advisors
Institutions
Geography
Canada
United States
Brazil
Chile
Mexico
Denmark
France
Germany
Holland
Italy
Luxembourg
Norway
South Africa
Spain
Sweden*
Switzerland
United Kingdom
China
India
Japan
Korea
Singapore
Taiwan
Thailand
United Arab Emirates
Australia
New Zealand
*country where we hold minority ownership position

Key Business Characteristics

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell most of our products and services, including Morningstar Data, Morningstar Advisor Workstation, Morningstar Direct, Morningstar Equity Research, Retirement Solutions, and some of our structured credit research and ratings offerings, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as newsletters, Principia software, and Premium service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world.

For our Investment Advisory services, we generally base our fees on the scope of work and the level of service we provide and calculate them as a percentage of assets under advisement. We also earn fees relating to Morningstar Managed Portfolios and the managed retirement accounts offered through Morningstar Retirement Manager and Advice by Ibbotson that we calculate as a percentage of assets under management. Overall, revenue tied to asset-based fees accounted for about 12% of our consolidated revenue in 2012.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $146.0 million as of December 31, 2012 and $155.5 million as of December 31, 2011. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

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

• Cost of goods sold. This category includes compensation expense for employees who produce the products and services we deliver to our customers. For example, this category covers production teams and analysts who write investment research reports. Cost of goods sold also includes other expense such as third-party data purchases, data lines, postage, printing, and shareholder servicing fees for Morningstar Managed Portfolios.

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

• General and administrative. This category consists mainly of compensation expense for each segment's management team, as well as human resources, finance, and support employees for each segment. The category also includes compensation expense for senior management and other corporate costs, including corporate systems, finance and accounting, legal, compliance, and facilities expense.

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

Organic revenue is considered a non-GAAP financial measure under Securities and Exchange Commission (SEC) regulations. We define organic revenue as consolidated revenue excluding acquisitions, divestitures, and foreign currency translations. We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business.

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

To evaluate how successful we've been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter's actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2013.

The Year 2012 in Review

Industry Overview

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Despite lingering concerns about the pending fiscal cliff and the strength of the economic recovery, the U.S. stock market finished 2012 with double-digit returns for the year, following only a slight positive return in 2011. Morningstar's U.S. Market Index, a broad market benchmark, ended the year up 16.3%. Global markets closed out the year with similarly strong results.

Total U.S. mutual fund assets rose to $13.0 trillion as of December 31, 2012, compared with $11.6 trillion as of December 31, 2011, based on data from the Investment Company Institute (ICI). Although aggregate cash flows to mutual funds were positive for the year, investors continued to heavily favor fixed-income funds rather than equity funds. Based on Morningstar's analysis of fund flow trends, fixed-income funds experienced net inflows of more than $300 billion in 2012, but equity funds had net outflows of approximately $100 billion. Global mutual fund assets showed a similar trend, with total assets increasing but asset flows favoring fixed-income funds.

Investors have also continued to favor passively managed index funds rather than actively managed portfolios. This trend continued in 2012, as passively managed vehicles had more than $260 billion in net inflows, compared with about $190 billion of net inflows for active products (both mutual funds and ETFs).

The number of mutual funds in the United States was essentially unchanged (excluding multiple share classes), with about 7,600 funds in both 2012 and 2011 based on ICI data. The number of global mutual funds rose to about 73,500 as of September 30, 2012, compared with about 72,000 as of September 30, 2011, based on ICI data.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2012 with more than $1.3 trillion in assets under management based on ICI data, up from about $1 trillion at the end of 2011.

Based on data from ComScore, aggregate page views to financial and investment sites declined by about 9% in 2012, while the number of pages viewed per visit and time spent per visit were each down roughly 20%. The number of unique visitors, meanwhile, fell about 4%. We believe these trends reflect individual investors' continuing lower level of interest in financial- and investment-related content in the wake of the market downturn. For Morningstar.com, metrics such as pages viewed per visit, time spent per visit, and unique visitors also declined, although unique visitors rose slightly during the fourth quarter.

Amid these trends, we believe online advertising spending by financial services companies was weaker in 2012. Although Magna Global, a division of Interpublic Group, estimates that global online advertising revenue rose about 14% across all industries in 2012, financial services companies have been cautious about spending.

In the wake of the financial crisis of 2008 and 2009, regulators have continued to implement new rules for financial services companies globally. Many of these relate to financial advisor compensation, fees and expenses, investor disclosure, and the use of hedge funds and alternative investments. In the United Kingdom, for example, the Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and an emphasis on "whole of market" investment solutions, became effective in December 2012. Advisors are now required to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias. We believe this requirement may increase the business need for investment information on multiple investment types, which we offer through products such as Morningstar Direct and Morningstar Advisor Workstation.

In the European Union, Undertakings for Collective Investments in Transferable Securities (UCITS) is a set of EU directives designed to enable funds to operate across the EU based upon authorization from one state regulator. UCITS IV, which came into effect in July 2011, included requirements for a new Key Investor Information Document (KIID), an easy-to-read annual factsheet that replaces the Simplified Prospectus. Every UCITS fund that is promoted to retail investors is now required to produce a KIID and issue an updated copy each year. We've started using our data and production capabilities to help fund companies produce and distribute these documents.

In Australia, the government has introduced a series of Future of Financial Advice reforms, with implementation voluntary beginning in July 2012 and mandatory beginning in July 2013. Many of these related to fiduciary standards and compensation structures for financial advisors.

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

Dodd-Frank included a number of corporate governance and disclosure requirements that apply to publicly traded companies generally. It also included changes to the regulatory framework for credit rating agencies granting the SEC more oversight over Nationally Recognized Statistical Rating Organizations (NRSROs), including our Morningstar Credit Ratings subsidiary. While we believe Dodd-Frank and related regulations will not have a significant effect on Morningstar (other than Morningstar Credit Ratings), we continue to monitor the potential impact on our clients.

We are also monitoring a pending amendment to the Department of Labor's ERISA underwriting exemptions that would expand the number of approved rating agencies. In many cases, market issuers favor ratings from ERISA-approved agencies. Morningstar Credit Ratings doesn't currently qualify as an ERISA-eligible agency under existing Department of Labor requirements, but would qualify under the proposed amendment.

Consolidated Results

Key Metrics ($000)	2012	2011	2010	2012 Change		2011 Change
Revenue	$658,288	$631,400	555,351	4.3%		13.7%
Operating income	$150,668	$138,415	121,059	8.9%		14.3%
Operating margin	22.9%	21.9%	21.8%	1.0	pp	0.1	pp

Cash provided by (used for) investing activities	$80,192	$(110,767)	(87,949)	NMF		25.9%
Cash provided by (used for) financing activities	$(265,176)	$(32,596)	12,525	713.5%		NMF

Cash provided by operating activities	$145,996	$164,976	123,416	(11.5)%		33.7%
Capital expenditures	(30,039)	(23,322)	(14,771)	28.8%		57.9%
Free cash flow	$115,957	$141,654	$108,645	(18.1)%		30.4%

____________________________________________________________________________________________
pp — percentage points
NMF — Not meaningful

As noted in How We Evaluate Our Business, we define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion on page 45 for more detail.

Because we’ve made several acquisitions in recent years and had two divestitures in 2012, comparing our financial results from year to year is complex. To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations, and revenue from acquisitions and divestitures. We include an acquired operation as part of our revenue from acquisitions for 12 months after we complete the acquisition. After that, we include it in organic revenue. We include a divested operation as part of revenue from divestitures for 12 months after we complete the divestiture.

Consolidated organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The table below shows the period in which we included each acquired operation in revenue from acquisitions.

Revenue from Acquisitions 2010 2011 **2012**

J F M A M J J A S O N D J F M A M J J A S O N D J F M A M J J A S O N D
Annuity intelligence business of Advanced Sales and Marketing Corp
1
31
Seeds Group
1
30
Morningstar Danmark A/S
1
30
Realpoint, LLC
3
2
Old Broad Street Research Ltd
12
11
Aegis Equities Research
1
31
Footnoted business of Financial Fineprint Inc.
1
31
Logical Information Machines, Inc
1
31
Canadian Investment Awards and Gala
16
Intech Pty Ltd
30
Andex Associates, Inc
30
Equity research and data business of C.P.M.S. Computerized Portfolio Mgmnt Services, Inc.
30
Global financial filings database business of Global Reports LLC
19

Total ($mil) $47.9 $15.3 **$0**

Consolidated Revenue

In 2012, our consolidated revenue increased 4.3% to $658.3 million. We had no incremental revenue during 2012 from acquisitions. Our 2011 results included revenue of $1.1 million from businesses that we sold in 2012 and that did not recur in 2012. Currency movements had a negative effect, lowering revenue growth by $4.6 million. The euro, and to a lesser extent, the British pound, were the primary contributors to the negative currency impact.

Excluding acquisitions, divestitures, and the effect of foreign currency translations, our consolidated revenue rose by $32.6 million, or 5.2%, in 2012. Leading the growth was Morningstar Direct, followed by Morningstar Data. Morningstar Advisor Workstation and Integrated Web Tools also contributed to the organic revenue increase, although to a lesser extent. These factors helped offset the loss of business from the largest client in our Investment Management segment. As previously announced, this client began managing several fund-of-funds portfolios in- house in April 2012. We recognized $3.8 million in associated revenue in 2012 compared with $12.4 million in 2011.

In 2011, our consolidated revenue increased 13.7% to $631.4 million. We had $15.3 million in incremental revenue during 2011 from acquisitions completed in 2010, mainly reflecting incremental revenue from Morningstar Credit Ratings, LLC (formerly Realpoint, LLC) and, to a lesser extent, the annuity intelligence business of Advanced Sales and Marketing Corporation and Old Broad Street Research Ltd. (OBSR). Acquisitions contributed about 2.8 percentage points to our consolidated revenue growth. Currency movements also had a positive effect, contributing approximately 1.8 percentage points to revenue growth. The Australian dollar, and to a lesser extent, the British pound, the euro, and the Canadian dollar were the primary contributors to the currency benefit.

Excluding acquisitions and the effect of foreign currency translations, our consolidated revenue rose $50.6 million, or 9.1%, in 2011, with increases across all major product lines. Leading the growth were Morningstar Direct and Investment Advisory Services, followed by Morningstar Integrated Web Tools, Morningstar Data, and Morningstar Advisor Workstation. Internet advertising sales from Morningstar.com, Retirement Solutions, and Structured Credit Ratings also contributed to the organic revenue increase, although to a lesser extent.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

2012 vs. 2011 ($000)	2012	2011	Change
Consolidated revenue	$658,288	$631,400	4.3%
Less: acquisitions	—	—	NMF
Less: divestitures	—	(1,057)	NMF
Unfavorable effect of foreign currency translations	4,620	—	NMF
Organic revenue	$662,908	$630,343	5.2%

2011 vs. 2010 ($000)	2011	2010	Change
Consolidated revenue	$631,400	$555,351	13.7%
Less: acquisitions	(15,326)	—	NMF
Less: divestitures	—	—	NMF
Favorable effect of foreign currency translations	(10,116)	—	NMF
Organic revenue	$605,958	$555,351	9.1%

2010 vs. 2009 ($000)	2010	2009	Change
Consolidated revenue	$555,351	$478,996	15.9%
Less: acquisitions	(47,850)	—	NMF
Less: divestitures	—	—	NMF
Favorable effect of foreign currency translations	(4,362)	—	NMF
Organic revenue	$503,139	$478,996	5.0%

International Revenue

Revenue from international operations was down slightly as a percentage of total revenue in 2012 compared with 2011 and up slightly compared with 2010. Our non-U.S. revenue was 29.1% of consolidated revenue in 2012, compared with 29.3% in 2011 and 28.3% in 2010. More than half of our international revenue came from Europe, with most of the remainder from Australia and Canada. Divested businesses contributed $1.0 million to 2011 revenue that did not recur in 2012.

Foreign currency translations had a negative effect on international revenue in 2012, but a positive effect in 2011. Foreign currency translations decreased revenue by $4.6 million in 2012, but increased revenue by $10.1 million in 2011. Excluding acquisitions, divestitures, and the effect of foreign currency translations, non-U.S. revenue rose 6.5% in 2012 and 7.7% in 2011, primarily reflecting stronger product sales in Europe and Canada, partially offset by lower revenue in Australia.

International organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the impact of foreign currency translations):

($000)	2012	2011	Change
International revenue	$191,341	$184,930	3.5%
Less: acquisitions	—	—	NMF
Less: divestitures	—	(982)	NMF
Unfavorable effect of foreign currency translations	4,620	—	NMF
International organic revenue	$195,961	$183,948	6.5%

($000)	2011	2010	Change
International revenue	$184,930	$157,136	17.7%
Less: acquisitions	(5,561)	—	NMF
Less: divestitures	—	—	NMF
Favorable effect of foreign currency translations	(10,116)	—	NMF
International organic revenue	$169,253	$157,136	7.7%

($000)	2010	2009	Change
International revenue	$157,136	$129,160	21.7%
Less: acquisitions	(16,953)	—	NMF
Less: divestitures	—	—	NMF
Favorable effect of foreign currency translations	(4,362)	—	NMF
International organic revenue	$135,821	$129,160	5.2%

Largest Products Based on Revenue

Our five largest products based on revenue—Morningstar Data (previously Licensed Data), Morningstar Advisor Workstation, Morningstar Direct, Investment Advisory Services (previously Investment Consulting), and Morningstar.com—made up 63.9% of consolidated revenue in 2012. While the percentage of revenue made up by our top five products has remained relatively consistent over the past three years, the relative size of products within the top five has changed each year. Morningstar Data has been our largest product for the last three years.

Beginning in 2012, we reviewed the revenue classification for our Morningstar Data product. The Morningstar Data product now includes Morningstar Commodity Data. In addition, as part of our global product structure, we reviewed the revenue classification for our Investment Advisory Services (previously Investment Consulting) revenue to better align our non-U.S. operations with our U.S. product definitions. Subsequent to the first quarter, we made some additional, minor reclassifications for Morningstar Advisor Workstation and Morningstar.com. We reclassified the prior-year information for consistency with the current-year presentation. As presented in the tables below, these reclassifications changed the order of Advisor Workstation and Investment Advisory Services in our top five products in 2011, but did not have any effect on the order of our top five products in 2010.

Top Five Products (Segment) 2012	Revenue ($000)	% of Consolidated Revenue
Morningstar Data (formerly Licensed Data) (Investment Information)	$150,352	22.8%
Morningstar Advisor Workstation (Investment Information)	84,264	12.8%
Morningstar Direct (Investment Information)	66,236	10.1%
Investment Advisory Services (formerly Investment Consulting) (Investment Management)	66,126	10.0%
Morningstar.com (Investment Information)	53,671	8.2%

Top Five Products (Segment) 2011	Revenue ($000)	% of Consolidated Revenue
Morningstar Data (formerly Licensed Data) (Investment Information)	$140,594	22.3%
Morningstar Advisor Workstation (Investment Information)	77,882	12.3%
Investment Advisory Services (formerly Investment Consulting) (Investment Management)	71,253	11.3%
Morningstar.com (Investment Information)	56,352	8.9%
Morningstar Direct (Investment Information)	52,481	8.3%

Top Five Products (Segment) 2010	Revenue ($000)	% of Consolidated Revenue
Morningstar Data (formerly Licensed Data) (Investment Information)	$131,488	23.7%
Morningstar Advisor Workstation (Investment Information)	69,782	12.6%
Investment Advisory Services (formerly Investment Consulting) (Investment Management)	58,742	10.6%
Morningstar.com (Investment Information)	51,756	9.3%
Morningstar Direct (Investment Information)	38,069	6.9%

Retention and Renewal Rates

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we've been in maintaining existing business for products and services that have renewable revenue. The following graph illustrates these two metrics over the past five years:

Retention and Renewal Rates

90–95%
80–85%
90–95%
90–95%
90–95%
2008
2009
2010
2011
2012
60–65%
55–60%
65–70%
65–70%
65–70%
2008
2009
2010
2011
2012
Renewal
(contract-based products)
Retention
(subscription-based products)

For contract-based products and services (such as Morningstar Data, Investment Advisory Services, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average renewal rate was between 90% and 95%, within the same range as 2011. While the loss of business from our largest client had a negative effect on the renewal rate for Investment Advisory Services, renewals for other major products were slightly higher, on average, than in 2011. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2012, we estimate that our retention rate for subscription-based products, such as Principia, Morningstar.com's Premium Membership service, and print and online newsletters, was between 65% and 70%, within the same range as 2011.

Consolidated Operating Expense

($000)	2012		2011		2010
Operating expense	$507,620		$492,985		434,292
% change	3.0%		13.5%		22.6%

% of revenue	77.1%		78.1%		78.2%
Change	(1.0)	pp	(0.1)	pp	4.2	pp

2012 vs. 2011

In 2012, our consolidated operating expense increased $14.6 million or 3.0%.

Higher salary expense of $14.0 million was the primary driver of the increase. The majority of the increase in salary expense reflects the full-year effect of regular pay raises and market adjustments made in July 2011, as well as regular pay raises made in July 2012. The rest of the increase represents the full-year salary impact of 2011 new hires and incremental expense for new hires in 2012. We review employee salaries annually and implemented salary adjustments in the third quarter of 2012 and 2011. We had approximately 3,495 employees worldwide as of December 31, 2012, compared with 3,465 as of December 31, 2011 and 3,225 as of December 31, 2010.

Higher professional fees, production expense, company-sponsored benefits, including matching contributions to our 401(k) plan in the United States, and stock-based compensation expense also contributed to the increase in operating expense, although to a lesser extent than the salary expense discussed above. Our stock-based compensation expense in 2012 includes $3.2 million for accelerated vesting of restricted stock issued to a former executive in the structured credit research unit when we acquired the business. Additional data purchases contributed to the $3.8 million growth in production expense.

Partially offsetting these increases was lower bonus expense of approximately $6.4 million in 2012. Lower discretionary spending, including advertising and marketing and travel expense also offset the increases. In addition, we capitalized $8.5 million of operating expense in 2012, primarily for software development. In comparison, we capitalized $5.3 million of operating expense in 2011.

General and administrative expense (G&A) in 2012 included about $1.6 million for a litigation settlement and an impairment charge for one of our smaller products. However, our results included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. Conversely, our results in 2011 included $1.4 million of expense related to this business tax. Our G&A results for 2011 also included $3.2 million of expense for the separation agreement with our former chief operating officer. This expense did not recur in 2012.

Intangible amortization expense decreased $3.3 million, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. In addition, our 2011 results included $1.6 million of expense for the accelerated amortization of certain trade names and the impairment of one trade name. Offsetting the decrease in amortization expense was higher depreciation expense of $3.5 million.

Operating expense as a percentage of revenue decreased 1.0 percentage point in 2012, as the 4.3% increase in revenue slightly outpaced the 3.0% increase in operating expense.

2011 vs. 2010

In 2011, our consolidated operating expense increased $58.7 million or 13.5%. We completed seven acquisitions in 2010. Because of the timing of these acquisitions, our results include operating expense that did not exist in 2010. Incremental operating expense from acquired businesses represented approximately $13.4 million, or 23%, of the increase.

Higher salary expense represented approximately 55%, or $32.0 million, of the total operating expense increase in 2011, reflecting additional hiring in 2011 and the full-year salary effect of 2010 new hires, and, to a lesser extent, additional headcount from acquisitions completed in 2010. Salary adjustments that were effective in July 2011 also contributed to the increase. We review employee salaries annually and have generally implemented salary adjustments in the third quarter. We had approximately 3,465 employees worldwide as of December 31, 2011, compared with 3,225 as of December 31, 2010 and 2,605 as of December 31, 2009. About half of the headcount growth in 2011 reflects continued hiring for our development centers in China and India, with most of the remainder in the United States. The latter includes about 30 employees hired in July 2011 in Chicago as part of the Morningstar Development Program, a two-year rotational training program for entry-level employees.

Incentive compensation and employee benefit costs represented approximately 24%, or $14.1 million, of the overall operating expense increase. Higher bonus expense and sales commissions both contributed to the growth in incentive compensation. Bonus expense rose $5.7 million, which was slightly offset by a $0.4 million gap between bonuses paid in the first quarter and the amount accrued in 2010. Although total bonuses paid were $0.4 million lower than the amount accrued, there were some greater differences by cost category, which we describe below. Sales commission expense was up $2.8 million, primarily in the United States and Europe. In 2011, we reinstated some of the benefits we temporarily suspended in previous years. This included increasing the matching contributions to our 401(k) plan in the United States, representing $2.3 million of additional expense.

Higher production expense, travel, and rent expense also contributed to operating expense growth, although to a lesser extent than the compensation-related items discussed above. Higher data purchases for our operations in the U.S. and Europe contributed to the $4.2 million growth in production expense. The $1.5 million increase in rent expense primarily reflects higher rent for our new office space in Shenzhen, China, and, to a lesser extent, for our office space in Chicago. Our 2010 results included an expense of $1.0 million to increase liabilities for vacant office space. This expense did not recur in 2011, partially offsetting the higher rent expense in 2011.

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

Our 2011 results include $3.2 million of expense for the separation agreement with our former chief operating officer. Operating expense in 2010 included $2.0 million related to the separation agreement between Morningstar and the former head of Morningstar Associates. This expense did not recur in 2011.

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

Cost of Goods Sold

($000)	2012		2011		2010
Cost of goods sold	$195,347		$182,132		$157,068
% change	7.3%		16.0%		22.1%

% of revenue	29.7%		28.8%		28.3%
Change	0.9	pp	0.5	pp	1.4	pp

Gross profit	$462,941		$449,268		$398,283
% change	3.0%		12.8%		13.7%

Gross margin	70.3%		71.2%		71.7%
Change	(0.9)	pp	(0.5)	pp	(1.4)	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Approximately one-half of our employees are included in this cost category.

Cost of goods sold rose $13.2 million in 2012 and $25.1 million in 2011. Higher salaries contributed approximately 55% and 50% of the total increase in 2012 and 2011, respectively, primarily from additional headcount. Higher production expense of $3.8 million and $4.2 million also contributed to the increase in both years, primarily from additional data purchases for our operations in the U.S. and Europe. Other compensation-related expense, primarily employee benefit costs, also contributed to the increase in 2012.

In 2011, higher bonus expense of $3.8 million for the 2011 annual bonus was offset by a $1.6 million reduction in bonus expense related to the prior-year bonus because we paid a smaller portion of the 2011 bonus to employees in this category. Please refer to the section, Bonus Expense, for additional information.

Approximately 20% of the increase in 2011 was related to acquisitions.

Our gross margin declined by about 0.9 percentage points and 0.5 percentage points in 2012 and 2011, respectively, as expenses in this category increased at a faster rate compared with revenue growth.

Development Expense

($000)	2012		2011		2010
Development expense	$51,436		$53,157		$49,244
% change	(3.2)%		7.9%		28.3%
% of revenue	7.8%		8.4%		8.9%
Change	(0.6)	pp	(0.5)	pp	0.9	pp

Development expense decreased $1.7 million in 2012. We capitalized $8.5 million of operating expense in 2012 compared with $5.3 million in 2011 for software development, reducing the expense that we would otherwise report in this category. Lower bonus expense of $1.8 million also contributed to the decline. Higher salaries and other compensation-related expense for our development teams partially offset the favorable effect of the capitalized operating expense in 2012.

Development expense increased $3.9 million in 2011 mainly because of higher salaries, benefits, and bonus expense for our development teams. We capitalized $5.3 million of operating expense in 2011 and $0.8 million in 2010 for software development, reducing the expense that we would otherwise report in this category. Development expense from acquisitions also contributed to the increase in 2011, but to a lesser extent.

We had approximately 820 employees included in development expense as of December 31, 2012 compared with 830 as of December 31, 2011 and 760 as of December 31, 2010.

As a percentage of revenue, development expense was down slightly in 2012 and 2011, primarily reflecting the effect of capitalizing operating expense for software development.

Sales and Marketing Expense

($000)	2012		2011		2010
Sales and marketing expense	$108,884		$106,699		$95,473
% change	2.0%		11.8%		33.0%
% of revenue	16.5%		16.9%		17.2%
Change	(0.4)	pp	(0.3)	pp	2.2	pp

Sales and marketing expense increased $2.2 million in 2012. Higher salary expense of $4.1 million and higher bonus expense of $1.5 million were partially offset by lower advertising and marketing expense and lower commissions. Full-year bonus expense was flat in 2012; however, in the first quarter of 2012, we paid a greater portion of the 2011 bonus to employees in this category compared with our initial estimate, contributing $1.0 million to the bonus expense recorded in 2012. Please refer to the section, Bonus Expense, for additional information.

Sales and marketing expense increased $11.2 million in 2011. Approximately 17% of the growth in sales and marketing expense in the year was related to acquisitions. Higher salary-related expense represents about 53% of the overall expense increase in 2011. Higher sales commission expense, other compensation-related expenses, and travel expense also contributed to the increase in the year. Lower bonus expense partially offset the increase.

As a percentage of revenue, sales and marketing expense was down in 2012 primarily reflecting lower advertising and marketing expense and commissions as a percentage of revenue. As a percentage of revenue, sales and marketing expense was down in 2011, primarily reflecting lower bonus expense as a percentage of revenue.

General and Administrative Expense

($000)	2012		2011		2010
General and administrative expense	$108,857		$108,084		$92,843
% change	0.7%		16.4%		11.1%
% of revenue	16.5%		17.1%		16.7%
Change	(0.6)	pp	0.4	pp	(0.8)	pp

General and Administrative (G&A) expense rose $0.8 million in 2012. Higher professional fees and higher stock-based compensation expense contributed to the total increase in G&A. Our stock-based compensation expense in 2012 includes $3.2 million for accelerated vesting of restricted stock issued to a former executive in the structured credit research unit when we acquired the business. Lower bonus expense of $5.7 million in 2012 partially offset the increase. Current-year bonus expense was down $2.8 million. In addition, in the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million to the bonus expense recorded in 2011. Please refer to the section, Bonus Expense, for additional information.

G&A expense in 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. However, as mentioned above, our 2012 results included a benefit of approximately $1.0 million from the resolution of a prior-year business tax expense matter. Conversely, our results for 2011 included $1.4 million of expense related to this business tax. G&A in 2011 also included $3.2 million for the separation agreement with our former chief operating officer. This expense did not recur in 2012.

G&A rose $15.2 million in 2011. Higher compensation-related expense including salaries, bonus expense, and other compensation-related costs contributed about 70% of the total increase in G&A expense. Bonus expense included in G&A expense increased $3.6 million in 2011. In the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million of the full-year increase. Please refer to the section, Bonus Expense, for additional information. Higher rent expense, mainly for our office space in China and additional office space in Chicago, also contributed to the growth in G&A expense, although to a lesser extent.

G&A expense in 2011 included a $0.8 million reduction in sales tax accruals and a $2.0 million business tax rebate for our operations in China. Partially offsetting these two items was $1.4 million of business tax expense related to prior years. G&A expense in 2011 also includes $3.2 million of expense for the separation agreement with our former chief operating officer. Our 2010 results include $1.0 million to increase liabilities for vacant office space and $2.0 million related to a previously announced separation agreement between Morningstar and the former head of Morningstar Associates. These two expenses did not recur in 2011.

G&A expense as a percentage of revenue was down 0.6 percentage points in 2012 after increasing 0.4 percentage points in 2011.

Depreciation and Amortization Expense

($000)	2012		2011		2010
Depreciation expense	$19,152		$15,646		$14,814
Amortization expense	23,944		27,267		24,850
Total depreciation and amortization expense	$43,096		$42,913		$39,664
% change	0.4%		8.2%		24.1%
% of revenue	6.5%		6.8%		7.1%
Change	(0.3)	pp	(0.3)	pp	0.4	pp

Depreciation expense rose $3.5 million in 2012, primarily related to increased capital expenditures for our operations in the United States. Depreciation expense increased $0.8 million in 2011, primarily related to our new office space in China.

Amortization expense decreased $3.3 million in 2012, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. In addition, our 2011 results included $1.6 million of expense for the accelerated amortization of certain trade names and the impairment of one trade name. Amortization expense increased $2.4 million in 2011, reflecting amortization of intangible assets related to acquisitions, and to a lesser extent, the accelerated amortization of certain trade names and the impairment of one trade name. The increase was partially offset by the runoff of amortization expense for certain intangible assets from some of our earlier acquisitions that are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining life of the assets. We estimate that aggregate amortization expense for intangible assets will be $21.2 million in 2013. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in 2012 and 2011.

Stock-Based Compensation Expense

Stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options.

($000)	2012	2011	2010
Restricted stock units	$13,451	$12,765	$12,545
Restricted stock	5,013	2,196	1,248
Stock options	441	342	—
Total stock-based compensation expense	$18,905	$15,303	$13,793

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

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Realpoint. In May 2010, we issued 199,174 shares that will vest over five years from the date of grant. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period. The expense in 2012 and 2011 includes $3.2 million and $0.4 million, respectively, for accelerated vesting of a portion of this restricted stock.

Stock Options: We did not grant any stock options in 2012. In 2011, we granted 92,201 stock options to our executive officers and non-employee directors. These stock options vest ratably over a four-year period for executive officers and a three-year period for non-employee directors and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants. We amortize this value to stock-based compensation expense ratably over the options' vesting period.

We estimate forfeitures of these awards and adjust the estimated forfeitures to actual forfeiture experience in the third quarter.
We describe our stock-based compensation in more detail in Note 12 of the Notes to our Consolidated Financial Statements.

Stock-based compensation is included in each of our operating expense categories, as shown below:

($000)	2012		2011		2010
Cost of goods sold	$4,488		$4,150		$3,473
Development	1,928		2,086		1,840
Sales and marketing	1,937		1,871		1,786
General and administrative	10,552		7,196		6,694
Stock-based compensation expense	$18,905		$15,303		$13,793
% change	23.5%		10.9%		19.0%
% of revenue	2.9%		2.4%		2.5%
Change	0.5	pp	(0.1)	pp	0.1	pp

Based on grants of RSUs, stock options, and restricted stock made through December 31, 2012, we anticipate that stock-based compensation expense will be $13.5 million in 2013. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

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

($000)	2012		2011		2010
Bonus expense	$36,241		$42,621		$37,322
% change	(15.0)%		14.2%		77.6%
% of revenue	5.5%		6.8%		6.7%
Change	(1.3)	pp	0.1	pp	2.3	pp

Bonus expense, which we include in each of our operating expense categories, decreased $6.4 million in 2012 and increased $5.3 million in 2011.

Overall, bonus expense represented about 5.5%, 6.8%, and 6.7% of revenue in 2012, 2011, and 2010, respectively.

Bonus expense consisted of both the current-year bonus expense and the true-up related to the prior-year bonus accrual. We adjust the prior-year bonus estimate to the actual bonus payout during the first quarter, which is when the payout occurs. This true-up had a favorable effect of $0.1 million on total bonus expense in 2012 and $0.4 million in 2011. While total bonuses paid out in 2012 and 2011 were only slightly lower compared with the amounts expensed in 2011 and 2010, respectively, there were some differences by cost category. The table below presents the effect of these two factors by cost category and in total for 2012 and 2011:

($000)	2012		2011	2010	2012 Change	2011 Change
Cost of goods sold:
Current-year expense	$16,873		$18,957	$15,176	$(2,084)	$3,781
Prior-year true-up	116		(1,577)	—	1,693	(1,577)
Total cost of goods sold	16,989		17,380	15,176	(391)	2,204

Development:
Current-year expense	6,629		8,472	6,615	(1,843)	1,857
Prior-year true-up	(950)		(959)	—	9	(959)
Total development	5,679	—	7,513	6,615	(1,834)	898

Sales and marketing:
Current-year expense	3,698		3,695	4,567	3	(872)
Prior-year true-up	973		(521)	—	1,494	(521)
Total sales and marketing	4,671	—	3,174	4,567	1,497	(1,393)

General and administrative:
Current-year expense	9,177		11,945	10,964	(2,768)	981
Prior-year true-up	(275)		2,609	—	(2,884)	2,609
Total general and administrative	8,902	—	14,554	10,964	(5,652)	3,590

Total current-year expense	36,377		43,069	37,322	(6,692)	5,747
Total prior-year true-up	(136)		(448)	—	312	(448)
Total bonus expense	$36,241		$42,621	$37,322	$(6,380)	$5,299

Consolidated Operating Income

($000)	2012		2011		2010
Operating income	$150,668		$138,415		$121,059
% change	8.9%		14.3%		(2.9)%
Operating margin	22.9%		21.9%		21.8%
Change	1.0	pp	0.1	pp	(4.2)	pp

Consolidated operating income increased $12.3 million in 2012, and our margin was up 1.0 percentage point in 2012. Our revenue growth of $26.9 million outpaced the increase in our costs of $14.6 million.

Lower bonus expense contributed 1.3 percentage points to our margin growth in 2012. In addition, capitalized operating expense for software development contributed 0.5 percentage points to our margin growth in 2012. Higher salaries and other compensation-related expense as a percentage of revenue partially offset these increases.

Consolidated operating income increased $17.4 million, and our margin was up slightly in 2011. We had revenue growth of $76.0 million, which outpaced expense growth of $58.7 million.

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

We generated positive free cash flow in 2012, 2011, and 2010 as our cash provided by operating activities has consistently exceeded capital expenditures, as shown below:

($000)	2012	2011	2010	2012 Change	2011 Change
Cash provided by operating activities	$145,996	$164,976	$123,416	(11.5)%	33.7%
Capital expenditures	(30,039)	(23,322)	(14,771)	28.8%	57.9%
Free cash flow	$115,957	$141,654	$108,645	(18.1)%	30.4%

Free cash flow decreased $25.7 million in 2012 and increased $33.0 million in 2011.

Cash provided by operating activities: Cash provided by operating activities decreased $19.0 million in 2012, reflecting the negative cash flow effect of changes in operating assets and liabilities, a $9.3 million increase in cash paid for taxes, and a $5.3 million increase in bonuses paid in the first quarter of 2012, partially offset by higher net income (adjusted for non-cash items). We made cash payments of $47.4 million for income taxes in 2012, compared with $38.1 million in 2011. We made bonus payments of $42.8 million in the first quarter of 2012, compared with $37.5 million in the first quarter of 2011.

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

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

($000)	2012	2011	2010	2012 Change	2011 Change
Consolidated net income	$107,962	$98,314	$86,457	$9,648	$11,857
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(7,210)	(9,525)	(7,507)	2,315	(2,018)
Depreciation and amortization expense	43,096	42,913	39,664	183	3,249
Stock-based compensation expense	18,905	15,303	13,793	3,602	1,510
Gain on sale of discontinued operations, net of tax	(5,188)	—	—	(5,188)	—
Loss on sale of cost-method investment	2,034	—	—	2,034	—
Holding gain upon acquisition of additional ownership of equity-method investments	—	—	(4,564)	—	4,564
All other non-cash items included in net income	5,447	(4,455)	(888)	9,902	(3,567)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(42,820)	(37,464)	(21,360)	(5,356)	(16,104)
Cash paid for income taxes	(47,355)	(38,054)	(37,624)	(9,301)	(430)
Cash paid related to adjusting the tax treatment of certain stock options originally considered incentive stock options	—	—	(4,887)	—	4,887
Cash paid for separation agreements	(137)	(4,113)	—	3,976	(4,113)
Accounts receivable	(17,124)	(3,858)	(23,652)	(13,266)	19,794
Deferred revenue	7,769	9,578	5,752	(1,809)	3,826
Income taxes—current	46,150	48,805	42,193	(2,655)	6,612
Accrued compensation	34,096	51,753	38,413	(17,657)	13,340
Other assets	223	2,728	(2,341)	(2,505)	5,069
Accounts payable and accrued liabilities	1,173	(4,821)	(759)	5,994	(4,062)
All other	(1,025)	(2,128)	726	1,103	(2,854)
Cash provided by operating activities	$145,996	$164,976	$123,416	$(18,980)	$41,560

In 2012, the decrease in cash from operations more than offset the positive change in net income adjusted for non-cash items, primarily because of the negative cash flow effect of accounts receivable and accrued compensation. An increase in cash paid for income taxes and cash paid for bonuses also contributed to the decrease.

In 2011, the increase in cash from operations exceeded the change in net income adjusted for non-cash items, primarily because of the positive cash flow effect of accounts receivable, accrued compensation, and income taxes—current. In addition, the cash flow from operations in 2010 includes a $4.9 million payment related to adjusting the tax treatment of certain stock options originally considered incentive stock options (ISOs). This payment did not recur in 2011. These items, which favorably affected the year-over-year comparison, were partially offset by the increase in bonus payments in 2011. Cash provided by operating activities in 2011 also reflects $4.1 million of payments for separation agreements with two former executives.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In 2012 and 2011, we classified $7.2 million and $9.5 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $30.0 million for capital expenditures in 2012, primarily for computer hardware and software, internally developed capitalized software, and spending for an expansion of office space in Chicago.

We spent $23.3 million for capital expenditures in 2011, primarily for computer hardware and software, internally developed capitalized software, and leasehold improvements.

In 2012, capital expenditures increased $6.7 million, primarily for capitalized software and computer hardware and software for our U.S. operations and internally developed capitalized software.

Segment Results

Key Metrics ($000)	2012	2011	2010	2012 Change		2011 Change
Revenue
Investment Information	$529,984	$500,909	$444,957	5.8%		12.6%
Investment Management	128,304	130,491	110,394	(1.7)%		18.2%
Consolidated revenue	$658,288	$631,400	$555,351	4.3%		13.7%

Operating income (loss)
Investment Information	$150,700	$131,514	$127,740	14.6%		3.0%
Investment Management	61,127	69,649	56,816	(12.2)%		22.6%
Intangible amortization and corporate depreciation expense	(33,674)	(34,659)	(32,094)	(2.8)%		8.0%
Corporate unallocated	(27,485)	(28,089)	(31,403)	(2.2)%		(10.6)%
Consolidated operating income	$150,668	$138,415	$121,059	8.9%		14.3%

Operating margin
Investment Information	28.4%	26.3%	28.7%	2.1	pp	(2.4)	pp
Investment Management	47.6%	53.4%	51.5%	(5.8)	pp	1.9	pp
Consolidated operating margin	22.9%	21.9%	21.8%	1.0	pp	0.1	pp

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

This segment represented approximately 80% of our consolidated revenue in 2012, 2011, and 2010.

Revenue

In 2012, Investment Information segment revenue increased $29.1 million, or 5.8%, to $530.0 million. Our software, data, and investment research product lines all contributed to the revenue growth. Morningstar Direct, Morningstar Data, and Morningstar Advisor Workstation were the main contributors to revenue growth in 2012, partially offset by lower revenue for Morningstar.com. In addition, our 2011 results included revenue of about $1.1 million from businesses that we sold in 2012 that did not recur in 2012.

Investment Information segment revenue increased $56.0 million, or 12.6%, to $500.9 million in 2011. Acquisitions contributed $13.5 million of revenue in 2011, primarily from Morningstar Credit Ratings, LLC and to a lesser extent from the annuity intelligence business of Advanced Sales and Marketing Corporation (ASMC), Morningstar Denmark, and OBSR. Revenue from acquisitions represented approximately 3 percentage points of the revenue increase in 2011. Excluding acquisitions, our software, data, and investment research product lines all contributed to the revenue growth. Organic revenue for our software product lines was up $26.2 million, driven by Morningstar Direct, and to a lesser extent by Morningstar Integrated Web Tools, Advisor Workstation, and Morningstar.com. Morningstar Data and Morningstar Credit Ratings drove revenue growth in our data and investment research product lines, respectively.

Morningstar Direct was the largest contributor to the increase in segment revenue in both 2012 and 2011. Morningstar Direct contributed approximately 43% and 39% of the organic revenue growth for the segment in 2012 and 2011, respectively. The number of licenses for Morningstar Direct increased to 7,435 worldwide, compared with 6,144 as of December 31, 2011 and 4,773 as of December 31, 2010, with strong growth in both the United States and internationally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr to Morningstar Direct.

Morningstar Data was the second-largest contributor to segment revenue growth in both 2012 and 2011, reflecting strong renewal rates and new client contracts for managed products data. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Higher revenue from Morningstar Integrated Web Tools and Advisor Workstation (mainly Morningstar Office) also contributed to revenue growth in 2012 and 2011, but to a lesser extent. The number of U.S. licenses for Morningstar Advisor Workstation increased to 162,904 as of December 31, 2012 compared with 160,287 as of December 31, 2011, and 157,395 as of December 31, 2010. The increase in the number of U.S. licenses compared with December 31, 2010 was partially due to incremental licenses added through our acquisition of ASMC. Lower revenue for Principia partially offset the higher revenue from these two products. Principia subscriptions totaled 26,807 as of December 31, 2012, down from 31,270 as of December 31, 2011 and 32,681 as of December 31, 2010.

Revenue for Morningstar.com, which includes Internet advertising sales and Premium Membership subscriptions, decreased in 2012, but contributed to the growth in the segment's revenue in 2011. Revenue was down in 2012 because of declining paid Premium subscriptions, primarily in the United States, and a difficult advertising sales market. The increase in 2011 Morningstar.com revenue was driven entirely by higher Internet advertising sales. Internet advertising revenue decreased 4.2% in 2012 compared with an increase of 18.8% in 2011. Premium subscriptions for the U.S. version of Morningstar.com declined to 123,899 as of December 31, 2012, compared with 130,354 as of December 31, 2011 and 138,149 as of December 31, 2010. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2012 and 2011, which partly offset the revenue decline associated with the lower subscription levels. Newsletter revenue declined in both 2012 and 2011, primarily because of lower advertising sales for our trade magazines in Australia.

Revenue for our investment research products was up in 2012 and 2011, mainly reflecting higher revenue for equity and fund research. Structured Credit Ratings also contributed to the increase in 2011, but was up only slightly in 2012. Revenue growth was slow in 2012 because of competitive pricing pressure. Within the structured credit ratings business in 2011, we had strong revenue growth earlier in the year driven by new issue rating assignments in the CMBS market. In 2011, we rated 13 new issue CMBS deals, more than double the number in 2010.

Operating Income

In 2012, operating income for the Investment Information segment increased $19.2 million, or 14.6%, as revenue rose more than operating expense.

Operating expense was up $9.9 million in 2012. Higher salary-related expense, which increased $11.3 million compared with 2011, was the primary contributor to the increase. Company-sponsored benefits, including matching contributions to our 401(k) plan in the United States, stock-based compensation expense, and production expense also contributed to the increase in operating expense, although to a lesser extent than salary expense. Our stock-based compensation expense in 2012 includes $3.2 million for accelerated vesting of a portion of a restricted stock grant. Additional data purchases for our operations in the United States and Europe contributed to the growth in production expense.

Lower incentive compensation, including bonus expense and commissions, and discretionary costs, including advertising, marketing, and travel, partially offset the higher expense. Bonus expense decreased $4.6 million in 2012.

The Investment Information segment's operating margin increased 2.1 percentage points in 2012, primarily reflecting lower bonus expense as a percentage of revenue, and, to a lesser extent, lower commission expense and discretionary spending as a percentage of revenue. Lower bonus expense contributed 1.2 percentage points to the margin improvement in 2012.

In 2011, operating income for the Investment Information segment increased $3.8 million, or 3.0%, as revenue grew more than operating expense.

Operating expense was up $52.2 million in 2011. Additional costs from acquisitions contributed approximately 18% of this increase. Higher salary-related expense and incentive compensation, including sales commission and bonus expense, contributed about 71% of the overall expense increase. Higher salary-related expense reflects additional hiring in 2011 and the full-year salary impact of 2010 new hires, and, to a lesser extent, additional headcount from acquisitions completed in 2010. Salary adjustments that were effective in July 2011 also contributed to the growth in salary expense. Costs for employee benefits, including health care and matching contributions to our 401(k) plan in the United States, contributed about 9% of the increase in 2011.

The Investment Information segment's operating margin decreased 2.4 percentage points in 2011, primarily because of higher salary expense as a percentage of revenue, and, to a lesser extent, employee benefit and bonus costs as a percentage of revenue. Higher salary expense contributed 2.0 percentage points to the decline in 2011. Acquisitions had only a minor effect on the segment margin.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn more than half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Advisory Services (formerly Investment Consulting), which focuses on investment monitoring and asset allocation for multimanager portfolios, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

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

In our Retirement Solutions business, our contracts may include one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Our Retirement Solutions business also includes plan sponsor and custom target-date consulting arrangements. Fees for these services may be based on the level of assets under advisement in these arrangements.

We do not disclose a fee range for our Investment Advisory Services and Retirement Solutions businesses because our fee structures are customized by client. In addition, we believe disclosing a fee range would be detrimental to our competitive position. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our SEC filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

In addition, we offer Managed Portfolios through our subsidiary Ibbotson Associates Australia, which provides asset management services primarily to institutional clients and individual investors.

This segment represented approximately 20% of our consolidated revenue in 2012, 2011, and 2010, respectively.

Revenue

Investment Management segment revenue decreased $2.2 million, or 1.7%, in 2012. Our largest client in the Investment Management segment began managing several fund-of-funds portfolios in-house in April 2012. We recognized $3.8 million in associated revenue in 2012 compared with $12.4 million in 2011. Excluding the loss of this business, Investment Advisory Services revenue was up $3.4 million in 2012. Revenue for Morningstar Managed Portfolios, and to a lesser extent, Retirement Solutions, also rose in 2012, partially offsetting the loss of business discussed above.

Investment Management segment revenue increased $20.1 million, or 18.2%, in 2011. Revenue from acquisitions was $1.9 million, primarily from the OBSR and Seeds acquisitions. Excluding acquisitions, revenue was up across all three of our key product and service lines in 2011. Investment Advisory Services was the primary driver of the revenue increase and was driven by higher revenue in the United States and, to a lesser extent, in Europe. Retirement Solutions and Managed Portfolios also contributed to the revenue increase, but to a lesser extent. Managed Portfolios for Ibbotson Associates Australia was down, partially offsetting the revenue growth.

The variable annuity industry, which accounted for approximately 15% of Investment Management segment revenue in 2012, continues to face challenges. Accordingly, we expect there will be further pressure on revenue from clients in the variable annuity industry.

We had $81.4 million in revenue from asset-based fees in 2012, a slight decrease of $0.3 million compared with $81.7 million in 2011. In 2010, revenue from asset-based fees was $67.7 million. Revenue from asset-based fees made up approximately 12.4% of consolidated revenue in 2012, down slightly from 12.9% in 2011. Within the Investment Management segment, revenue from asset-based fees made up slightly more than 60% of segment revenue over the past three years.

Total assets under advisement and management were $149.5 billion as of December 31, 2012, a decrease from $180.9 billion as of December 31, 2011 and up slightly from $149.2 billion as of December 31, 2010. As mentioned above, our largest Investment Management client began managing several fund-of-fund portfolios in-house in April 2012. These portfolios represented $11.8 billion of our assets as of December 31, 2011. In addition, a change in the scope of services we provide to an existing client during the fourth quarter of 2012 lowered our assets by about $42.9 billion. About $22 billion of the total assets as of December 31, 2011 compared with December 31, 2010 reflects additional assets for existing clients' fund-of-funds programs for which we now receive asset-based fees. The increase in assets represents incremental growth for an existing revenue stream.

The asset totals as of the end of each year don't fully reflect the change in average asset levels during the year. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $180.6 million in 2012, up 9.3% from $165.3 billion in 2011, and up 52.1% from $118.7 billion in 2010.

Assets under Advisement and Management for Investment Advisory Services

	As of December 31
($ billions)	2012	2011	2010
Assets under advisement — United States	$89.0	$135.6	$107.2
Assets under advisement and management —International	5.3	1.9	0.8
Total	$94.3	$137.5	$108.0

We provided Investment Advisory Services on $94.3 billion in assets as of December 31, 2012 compared with $137.5 billion in assets as of December 31, 2011 and $108.0 billion in assets as of December 31, 2010.

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

Assets under advisement and management decreased $43.2 billion, or 31.4%, compared with December 31, 2011. As mentioned above, our largest Investment Management client began managing several fund-of-funds portfolios in-house in April 2012. These portfolios represented $11.8 billion, or 8.6% of our Investment Advisory Services assets under advisement and management as of December 31, 2011. In addition, a change in the scope of services we provide to an existing client lowered our assets by about $42.9 billion. Excluding these effects, assets under advisement and management rose 8.3%, primarily reflecting asset inflows and market performance.

Total assets under advisement and management for Investment Advisory Services as of December 31, 2011 increased 27.3% compared with December 31, 2010. Approximately 75% of the increase reflects additional assets for existing clients' fund-of-funds programs for which we now receive asset-based fees. The remainder of the increase reflects net client inflows and market performance.

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

Assets under Advisement and Management for Retirement Solutions

	As of December 31
($ billions)	2012	2011	2010
Assets under management	$25.1	$19.9	$19.6
Assets under advisement	22.1	17.5	15.5
Total	$47.2	$37.4	$35.1

Assets under management for managed retirement accounts increased to $25.1 billion as of December 31, 2012 compared with $19.9 billion as of December 31, 2011 and $19.6 billion as of December 31, 2010. Assets under advisement for plan sponsor and custom target-date arrangements increased to $22.1 billion as of December 31, 2012, compared with $17.5 billion as of December 31, 2011 and $15.5 billion as of December 31, 2010.

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

	As of December 31
	2012	2011	2010
Plan participants (millions)	24.6	24.7	23.5
Plan sponsors (approximate)	202,000	192,000	150,000
Plan providers	25	25	23

Morningstar Managed Portfolios

Revenue for Morningstar Managed Portfolios increased $2.9 million in 2012. The growth mainly reflects higher average asset levels during 2012 compared with 2011. Assets under management for Morningstar Managed Portfolios were $4.7 billion as of December 31, 2012, compared with $3.1 billion as of December 31, 2011, reflecting positive market performance and strong net inflows. Revenue for Morningstar Managed Portfolios increased $2.4 million in 2011, reflecting higher average asset levels during 2011 compared with 2010. Assets under management for Morningstar Managed Portfolios were $3.1 billion as of December 31, 2011 compared with $2.7 billion as of December 31, 2010, reflecting strong net inflows.

Ibbotson Associates Australia Managed Portfolios

Revenue for Ibbotson Associates Australia Managed Portfolios declined about $0.7 million in 2012 and $1.1 million in 2011. The lower revenue mainly reflects slightly lower average assets levels during 2012 compared with 2011 and 2011 compared with 2010. Assets under management for Ibbotson Australia totaled $3.3 billion as of December 31, 2012, up from $2.9 billion as of December 31, 2011, and down slightly compared with $3.4 billion as of December 31, 2010.

Operating Income

Operating income for the Investment Management segment decreased $8.5 million, or 12.2%, in 2012. In 2011, operating income increased $12.8 million, or 22.6%. In 2012, revenue increased less than operating expense.

Operating expense in the segment rose $6.3 million, or 10.4%, in 2012. Operating expense rose primarily because of higher professional fees and compensation-related expense, including higher salaries and commissions, in the United States as well as higher expense for operations outside of the United States. Lower bonus expense of $2.6 million partially offset these factors.

In 2011, operating expense in this segment rose $7.3 million, or 13.6%. Additional costs from acquisitions contributed approximately 25% of the total operating expense increase. Excluding acquisitions, higher operating expenses for operations outside of the United States contributed the majority of the operating expense growth. Higher salaries and professional fees also contributed to the increase, but to a lesser extent. Bonus expense was essentially unchanged from the previous. Operating expense in 2010 included $2.0 million related to a separation agreement between Morningstar and the former head of Morningstar Associates. This expense did not recur in 2011.

Operating margin decreased 5.8 percentage points to 47.6% in 2012, as operating expense growth exceeded the growth in revenue. Higher professional fees, costs for operations outside the United States, and salary expense, all as a percentage of revenue, contributed to the margin decline. Lower bonus expense as a percentage of revenue partially offset these increases.

The segment's operating margin increased 1.9 percentage points to 53.4% in 2011, as revenue growth exceeded the change in operating expenses. Lower salary expense and bonus expense as a percentage of revenue contributed to the increase, partially offset by higher expenses outside of the United Stated and higher professional fees as a percentage of revenue. In addition, acquisitions had a slight negative effect on the margin in 2011. The 2010 margin was negatively affected by the $2.0 million separation agreement, which reduced the 2010 margin by approximately 2.0 percentage points.

Corporate Items

This category includes general corporate costs, which we do not allocate to our business segments. The corporate items category also includes amortization expense related to intangible assets recorded for acquisitions and capitalization of internal product development costs. The table below shows the components of corporate items that affected our consolidated operating income:

($000)	2012	2011	2010
Amortization expense	$23,944	$27,267	$24,850
Depreciation expense	9,730	7,392	7,244
Corporate unallocated expense	27,485	28,089	31,403
Corporate items	$61,159	$62,748	$63,497
% change	(2.5)%	(1.2)%	(4.7)%

Amortization of intangible assets decreased $3.3 million in 2012 primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. In addition, our 2011 results included $1.6 million of expense for the accelerated amortization of certain trade names and the impairment of one trade name. Amortization expense increased $2.4 million in 2011, reflecting amortization of intangible assets related to acquisitions, and to a lesser extent, the accelerated amortization of certain trade names and the impairment of one trade name. The increase was partially offset by the runoff of amortization expense for certain intangible assets from some of our earlier acquisitions that are now fully amortized.

As of December 31, 2012 and December 31, 2011, respectively, we had $116.7 million and $139.8 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 20 years. We estimate that aggregate amortization expense for intangible assets will be approximately $21.2 million in 2013.

Depreciation expense for corporate items increased $2.3 million in 2012 primarily related to increased capital expenditures for our operations in the United States. Depreciation expense did not change significantly in 2011.

Corporate unallocated expense decreased $0.6 million in 2012. In 2012, we capitalized $8.5 million of expense for software development, compared with $5.3 million in 2011, favorably affecting the year-over-year comparison. In addition, our corporate unallocated expense for 2011 included $3.2 million of expense for the separation agreement with our former chief operating officer. This expense did not recur in 2012. Higher professional fees, salaries, and production expense partially offset these favorable items.

Corporate unallocated expense decreased $3.3 million in 2011. In 2011, we capitalized $5.3 million of expense for software development, compared with $0.8 million in 2010, favorably affecting the year-over-year comparison. Lower professional fees also contributed to the decrease, although to a lesser extent. In addition, a $1.0 million expense related to vacant office space recorded in 2010 did not recur in 2011, favorably affecting the comparison with the previous year. Higher salaries partially offset these favorable items. In addition, our corporate unallocated expense for 2011 includes $3.2 million of expense for the separation agreement with our former chief operating officer.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2012	2011	2010
Equity in net income of unconsolidated entities	$2,027	$1,848	$1,422

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Sweden AB, and beginning in the fourth quarters of 2011 and 2012, YCharts, Inc. (YCharts) and Inquiry Financial Europe AB, respectively. In the first six months of 2010, this category also included our portion of the net income (loss) of Morningstar Denmark. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

In September 2012, we acquired a 34% minority equity stake in Inquiry Financial Europe AB for $3.6 million, paid in cash. In November 2011, we acquired a 22% minority equity stake in YCharts for $2.5 million, paid in cash.

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

We describe our investments in unconsolidated entities in more detail in Note 9 of the Notes to our Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

($000)	2012	2011	2010
Interest income	$5,464	$3,679	$2,718
Interest expense	(311)	(1,318)	(281)
Other income (expense), net	(2,196)	(652)	4,295
Non-operating income, net	$2,957	$1,709	$6,732

Interest income mainly reflects interest from our investment portfolio. Interest income in 2012 also includes approximately $0.7 million of interest income related to the $1.0 million of business tax refund for prior years recorded in 2012, as discussed above in the section, Consolidated Results. The increase in interest income in 2011 reflects higher balances of cash equivalents and investments.

In 2011, interest expense included $0.9 million related to the $1.4 million of business tax expense for prior years recorded in 2011, as discussed above in the section Consolidated Results.

In 2012, other income (expense), net included a loss of $2.0 million on the sale of our investment in Bundle. We previously accounted for this investment using the cost method. In 2010, other income (expense), net included a holding gain of approximately $4.6 million. This gain represented the difference between the estimated fair value and the book value of our investment in Morningstar Denmark at the date of acquisition.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations, realized gains and losses from our investment portfolio, gains and losses on sale of fixed assets, and royalty income from MJKK. The net other expense in 2011 primarily represented unrealized exchange losses on foreign currency denominated balances.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

($000)	2012	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$153,625	$140,124	$127,791
Equity in net income of unconsolidated entities	2,027	1,848	1,422
Net (income) loss attributable to the noncontrolling interest	117	43	(87)
Total	$155,769	$142,015	$129,126
Income tax expense	$52,878	$43,658	$42,756
Effective tax rate	33.9%	30.7%	33.1%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

Our effective tax rate in 2012 was 33.9%, an increase of 3.2 percentage points compared with 30.7% in 2011. The higher tax rate in 2012 reflects lower tax credits and incentives in the current year, as well as certain deferred income tax benefits recorded in 2011.

In 2011, our effective tax rate was 30.7%, a decrease of 2.4 percentage points compared with 33.1% in 2010. The lower tax rate in 2011 reflects:

•	the positive effect of increased tax credits and incentives related to Morningstar's research and development activities;

•	our domestic production activities (Section 199) deduction, some of which relate to prior years;

•	effects of tax audit settlements; and

•	the recognition of certain deferred income tax benefits.

Additionally, in 2010, the use of foreign net operating losses that had previously been subject to a valuation allowance reduced our effective tax rate. This benefit did not recur in 2011.

In 2012, we recorded a net increase of $0.5 million of gross unrecognized tax benefits, which increased our income tax expense. As of December 31, 2012, we had $12.7 million of gross unrecognized tax benefits, of which $12.7 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10.4 million. As of December 31, 2011, we had $12.2 million of gross unrecognized tax benefits, of which $11.9 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.8 million.

As of December 31, 2012, our Consolidated Balance Sheet included a current liability of approximately $6.6 million and a non-current liability of $5.7 million for unrecognized tax benefits. As of December 31, 2011, our Consolidated Balance Sheet included a current liability of $5.3 million and a non-current liability of $6.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries, because these earnings have been permanently reinvested. Approximately 42% of our cash, cash equivalents, and investments as of December 31, 2012 is held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these audits will conclude in 2013. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. We also invest a portion of our investments balance (approximately 25% as of December 31, 2012) in proprietary Morningstar portfolios. These portfolios may consist of stocks, bonds, options, mutual funds, or ETFs. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. Approximately 58% of our cash, cash equivalents, and investments as of December 31, 2012 was held by our operations in the United States, down from about 80% as of December 31, 2011. We used cash generated from our operations in the United States to fund our share repurchase program and dividends to shareholders.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date, we have not needed to access any significant commercial credit and have not attempted to borrow or establish any lines of credit.

In 2012, we paid dividends of $25.5 million. On December 7, 2012, our board of directors approved a payment of a dividend of 12.5 cents per share payable on December 28, 2012 to shareholders of record as of December 17, 2012. This was our fifth dividend payment in 2012 because we opted to pay the dividend in December instead of in January 2013. We expect to make a recurring dividend payment of 12.5 cents per share in 2013. In February 2013, our board of directors declared a dividend of 12.5 cents per share. The dividend is payable on April 30, 2013 to shareholders of record as of April 12, 2013.

In December 2012, the board approved an increase to our $300 million share repurchase program. The board approval authorized us to repurchase up to an additional $200 million in shares of our outstanding common stock, bringing the total amount authorized under the program to $500 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In 2012, we repurchased a total of 4,258,258 shares for approximately $256.5 million, of which $4.7 million was settled and paid early in the first quarter of 2013. As of December 31, 2012, we had repurchased a total of 5,056,595 shares for $300.9 million under this program.

Cash, Cash Equivalents, and Investments

As of December 31, 2012, we had cash, cash equivalents, and investments of $321.4 million, a decrease of $148.8 million compared with $470.2 million as of December 31, 2011. The decrease reflects $251.8 million used to repurchase common stock, bonus payments of $42.8 million made during the first quarter of 2012 related to the 2011 bonus, $30.0 million of capital expenditures, and $25.5 million of dividends paid. In addition, we used cash of approximately $10.3 million to acquire minority equity stakes in HelloWallet LLC and Inquiry Financial Europe AB.

These items, which decreased our cash, cash equivalents, and investments balance, were partially offset by cash inflows from net income, adjusted for non-cash items and, to a much lesser extent, cash received of $5.7 million from the sale of two businesses and $4.8 million of cash from stock-option proceeds.

We expect to use a portion of our cash and investments balances in the first quarter of 2013 to make annual bonus payments of approximately $36 million.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In 2012, cash provided by operating activities was $146.0 million, driven by $165.0 million of net income, adjusted for non-cash items, partially offset by $19.1 million in changes in our net operating assets and liabilities. Accounts receivable was the primary contributor to the unfavorable effect of changes in our net operating assets and liabilities. A decrease in accrued compensation also contributed to the unfavorable impact of changes in our net operating assets and liabilities, although to a lesser extent. The decline in accrued compensation primarily reflects the bonus payments made in the first quarter of 2012 of approximately $42.8 million, partially offset by the current- year bonus liability as of year-end 2012.

In 2011, cash provided by operating activities was $165.0 million, driven by $142.6 million of net income, adjusted for non-cash items and changes in our net operating assets and liabilities of $22.4 million. Changes in our operating assets and liabilities mainly benefited from increases in accrued compensation and income taxes. The growth in accrued compensation primarily reflects the bonus liability as of year-end 2011, partially offset by bonus payments made in the first quarter of 2011 of approximately $37.5 million. The cash flow benefit of income taxes was partially offset by tax payments of $38.1 million made during 2011. Cash provided by operating activities in 2011 also reflects $4.1 million of payments for previously announced separation agreements with two former executives.

In 2010, cash provided by operating activities was $123.4 million, driven by $127.0 million of net income, adjusted for non-cash items partially offset by $3.5 million in changes from our net operating assets and liabilities. We paid $21.4 million in annual bonus payments in the first quarter of 2010 and made tax payments of approximately $37.6 million. In addition, in 2010, we paid $4.9 million to one former and two then current executives to adjust the tax treatment of certain stock options originally considered incentive stock options. The cash flow impact of these items was partially offset by the cash flow benefits of accrued compensation and income taxes payable.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, purchases of equity and cost-method investments, and proceeds from the sale of businesses. The level of investing activities varies from period to period depending on activity in these categories. Cash provided by investing activities was $80.2 million in 2012, compared with cash used for investing activities of $110.8 million in 2011 and $87.9 million in 2010.

In 2012, proceeds from the maturity and sale of investments exceeded the purchases of investments by $114.8 million. In contrast, in 2011, purchases of investments exceeded the proceeds from the maturity and sale of investments by $85.3 million. In 2010, proceeds from the maturity and sale of investments exceeded the purchases of investments by $28.6 million. In 2012, we used these proceeds to fund our share repurchase program. In 2010, we transferred funds from our investment portfolio to cash and cash equivalents to pay for acquisitions made in 2010. As of December 31, 2012 and December 31, 2011, we had investments, consisting primarily of fixed-income securities, of $157.5 million and $269.8 million, respectively. As of December 31, 2012, our investments represented 49% of our total cash, cash equivalents, and investments balance down from 57% as of December 31, 2011.

Capital expenditures were $30.0 million, $23.3 million, and $14.8 million in 2012, 2011, and 2010, respectively. The 2012 capital expenditures reflect spending on computer hardware and software, internally developed capitalized software for our U.S. operations, and an expansion of our office space in Chicago. The 2011 capital expenditures reflect spending on computer hardware and software and internally developed capitalized software for our U.S. operations as well as remaining payments for our development center in China. Capital expenditures in 2010 include spending for our office space in Shenzhen, China. We expect to make total capital expenditures of approximately $33 million to $38 million in 2013, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in 2012 or 2011. In 2011, we received cash of approximately $0.6 million as an adjustment to the purchase price of one of our 2010 acquisitions. In 2010, we completed seven acquisitions for $102.3 million, net of cash acquired. The majority of the cash used for acquisitions was related to our purchase of Realpoint, OBSR, Morningstar Denmark, and the annuity intelligence business of Advanced Sales and Marketing Corp.
In 2012, we used cash of approximately $10.3 million to acquire minority equity stakes in HelloWallet LLC and Inquiry Financial Europe AB. In 2011, we used cash of approximately $2.5 million to acquire a minority equity stake in YCharts, Inc.

In 2012, we received cash of approximately $5.7 million as proceeds from the sale of two businesses. In October 2012, we sold Morningstar Investor Relations Services to UK-based Investis, a leading specialist in digital corporate communications for public companies. In October 2012, we also sold the Morningstar Australasia trade publishing assets to Sterling Publishing Pty Ltd.

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

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year they are recognized. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 12 in the Notes to our Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of December 31, 2012.

In 2012, cash used for financing activities was $265.2 million. We paid cash of approximately $251.8 million under our share repurchase program in 2012. In addition, we made dividend payments of $25.5 million. Partially offsetting these cash outflows were net proceeds from stock-option exercises of $4.8 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units of $7.2 million.

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

In 2012, we used cash of $265.2 million for financing activities, compared with $32.6 million in 2011. The net change of $232.6 million was driven by an increase in cash used to repurchase common shares of $211.1 million and an increase in dividends paid of $15.4 million in 2012.

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

Employees exercised approximately 0.5 million, 0.7 million, and 0.8 million stock options in 2012, 2011, and 2010, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during 2012, 2011, and 2010, was $22.5 million, $29.9 million, and $31.4 million, respectively.

Acquisitions

We did not complete any acquisitions in 2012 or 2011. We invested a total of $102.0 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 7 of the Notes to our Consolidated Financial Statements.

Divestitures

We sold two businesses in 2012 and received a total of $5.7 million related to these sales. For more information, please see Note 8 of the Notes to our Consolidated Financial Statements.

Subsequent Events

See Note 18 in the Notes to our Consolidated Financial Statements for information on events subsequent to December 31, 2012.

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

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2012, our deferred revenue was $146.0 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Purchase Price Allocation

Between 2006 and 2010, we acquired numerous companies that complement our business operations. We did not complete any acquisitions in 2012 or 2011. In 2010, the total cash paid for acquisitions, less cash acquired, was $102.3 million. As of December 31, 2012, we have recorded $320.8 million of goodwill arising from acquisitions. As of December 31, 2012, we allocated $246.8 million of gross value to intangible assets, primarily for customer-related assets, technology-based assets, and intellectual property. The estimated useful lives of the intangible assets range from one to 25 years.

Allocating the purchase price to the acquired assets and liabilities involves management judgment. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill in accordance with ASC 805, Business Combinations. Once it has been determined that recognition of an asset or liability in a business combination is appropriate, we generally measure the asset or liability at fair value in accordance with the principles of ASC 820, Fair Value Measurements and Disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The determination of the fair values of intangible assets requires significant management judgment in each of the following areas:

•
Identify the acquired intangible assets: For each acquisition, we identify the intangible assets acquired. These intangible assets generally consist of customer relationships, trademarks and trade names, technology-related intangibles including internally developed software and databases, and non-compete agreements.

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

Goodwill

Goodwill recorded on our Consolidated Balance Sheet as of December 31, 2012 was $320.8 million. In accordance with ASC 350, Intangibles-Goodwill and Other, we do not amortize goodwill. Instead, it is subject to an impairment test annually, or whenever indicators of impairment exist, based on a discounted cash-flow model. An impairment would occur if the carrying amount of a reporting unit, including goodwill, exceeded the fair value of that reporting unit. In 2011, we altered the definition of our reporting units to align with the definition of our operating segments. This realignment occurred because of our successful efforts to integrate acquired businesses and leverage proprietary content across multiple products. As a result, the businesses that previously represented components of our operating segments no longer met the criteria for recognition as reporting units. Our reporting units constitute businesses for which discrete financial information, which is regularly reviewed by management, is available. We performed annual impairment reviews in the fourth quarter of 2012, 2011, and 2010 and did not record any significant impairment losses in these years, reflecting our assessment that our estimates of fair value substantially exceeded the carrying value of our reporting units.

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

Impairment of Long-Lived Assets

Our Consolidated Balance Sheet as of December 31, 2012 includes $84.0 million of property, equipment, and capitalized software, net of accumulated depreciation, and $116.7 million of intangible assets, net of accumulated amortization. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review our property, equipment, capitalized software, and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events or changes may include deterioration in the business climate for a specific product or service. If the total of projected future undiscounted cash flows is less than the carrying amount of an asset, we may need to record an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

We adjust the stock-based compensation expense during the third quarter to reflect those awards that ultimately vested. In addition, we update our estimate of the forfeiture rate that will be applied to awards not yet vested.

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

As of December 31, 2012, we had gross deferred tax assets of $36.8 million and gross deferred tax liabilities of $43.2 million. The deferred tax assets include $12.4 million of deferred tax assets related to $50.6 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $4.0 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

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

Contingencies

We are subject to various claims and contingencies related to legal proceedings and investigations, which we describe in Note 16 of the Notes to our Consolidated Financial Statements. These legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and government actions. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be affected.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220). The amended guidance requires us to show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statements. For Morningstar, the ASU No. 2013-2 was effective on January 1, 2013. We do not expect the provisions of ASU No. 2013-2 to have a material impact on our consolidated financial statements.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2012 and the expected timing of cash payments related to these contractual obligations:

($000)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$17,570	$17,584	$16,337	$15,833	$14,978	$52,706	$135,008
Unrecognized tax benefits (2)	6,568	—	—	—	—	—	6,568
Total	$24,138	$17,584	$16,337	$15,833	$14,978	$52,706	$141,576

(1) The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents items that may be resolved through settlement of tax audits or for which the statutes of limitations are expected to lapse during 2013. The table excludes $5.7 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2012, for which we cannot make a reasonably reliable estimate of the period of payment.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of December 31, 2012, our cash, cash equivalents, and investments balance was $321.4 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.2 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Morningstar, Inc.:
We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the two‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morningstar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
(signed) KPMG LLP
Chicago, Illinois
February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited Morningstar, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morningstar, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Morningstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP

Chicago, Illinois
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Morningstar, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows of Morningstar, Inc. and subsidiaries (“the Company”) for the year ended December 31, 2010. Our audit also included the financial statement schedule for 2010 presented in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Morningstar, Inc. and subsidiaries for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2011

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

(in thousands except per share amounts)	2012	2011	2010
Revenue	$658,288	$631,400	$555,351

Operating expense (1):
Cost of goods sold	195,347	182,132	157,068
Development	51,436	53,157	49,244
Sales and marketing	108,884	106,699	95,473
General and administrative	108,857	108,084	92,843
Depreciation and amortization	43,096	42,913	39,664
Total operating expense	507,620	492,985	434,292

Operating income	150,668	138,415	121,059

Non-operating income (expense):
Interest income, net	5,153	2,361	2,437
Other income (expense), net	(2,196)	(652)	4,295
Non-operating income, net	2,957	1,709	6,732

Income before income taxes and equity in net income of unconsolidated entities	153,625	140,124	127,791

Income tax expense	52,878	43,658	42,756

Equity in net income of unconsolidated entities	2,027	1,848	1,422

Consolidated net income from continuing operations	102,774	98,314	86,457

Gain on sale of discontinued operations, net of tax	5,188	—	—

Consolidated net income	107,962	98,314	86,457

Net (income) loss attributable to the noncontrolling interest	117	43	(87)

Net income attributable to Morningstar, Inc.	$108,079	$98,357	$86,370

Amounts attributable to Morningstar, Inc.:
Net income from continuing operations, net of tax	$102,891	$98,357	$86,370
Net income from discontinued operations, net of tax	5,188	—	—
Net income attributable to Morningstar, Inc.	$108,079	$98,357	$86,370

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$2.12	$1.96	$1.75
Discontinued operations	0.11	—	—
	$2.23	$1.96	$1.75
Diluted:
Continuing operations	$2.10	$1.92	$1.70
Discontinued operations	0.10	—	—
	$2.20	$1.92	$1.70
Dividends per common share:
Dividends declared per common share	$0.43	$0.25	$0.05
Dividends paid per common share	$0.53	$0.20	$—

Weighted average shares outstanding:
Basic	48,497	50,032	49,249
Diluted	49,148	50,988	50,555

	2012	2011	2010
(1) Includes stock-based compensation expense of:
Cost of goods sold	$4,488	$4,150	$3,473
Development	1,928	2,086	1,840
Sales and marketing	1,937	1,871	1,786
General and administrative	10,552	7,196	6,694
Total stock-based compensation expense	$18,905	$15,303	$13,793

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)	2012	2011	2010

Consolidated net income	$107,962	$98,314	$86,457

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,838	(2,345)	4,909
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,455	(773)	417
Reclassification of gains included in net income	(344)	(166)	(172)
Other comprehensive income (loss)	7,949	(3,284)	5,154

Comprehensive income	115,911	95,030	91,611
Comprehensive (income) loss attributable to noncontrolling interest	268	(179)	(156)
Comprehensive income attributable to Morningstar, Inc.	$116,179	$94,851	$91,455

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$163,889	$200,437
Investments	157,529	269,755
Accounts receivable, less allowance of $569 and $835, respectively	114,361	113,312
Deferred tax asset, net	3,741	5,104
Income tax receivable, net	14,267	7,445
Other	20,823	15,980
Total current assets	474,610	612,033
Property, equipment, and capitalized software, net	84,022	68,196
Investments in unconsolidated entities	35,305	27,642
Goodwill	320,845	318,492
Intangible assets, net	116,732	139,809
Other assets	10,438	5,912
Total assets	$1,041,952	$1,172,084

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$43,777	$41,403
Accrued compensation	67,317	73,124
Deferred revenue	146,015	155,494
Other	256	612
Total current liabilities	257,365	270,633
Accrued compensation	8,281	5,724
Deferred tax liability, net	21,583	15,940
Deferred rent	15,368	14,604
Other long-term liabilities	12,460	8,167
Total liabilities	315,057	315,068

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,541,571 and 50,083,940 shares were outstanding as of December 31, 2012 and December 31, 2011, respectively	5	5
Treasury stock at cost, 5,214,070 shares as of December 31, 2012 and 980,177 shares as of December 31, 2011	(301,839)	(46,701)
Additional paid-in capital	521,285	491,432
Retained earnings	496,354	409,022
Accumulated other comprehensive income (loss):
Currency translation adjustment	8,925	1,936
Unrealized gain (loss) on available-for-sale investments	787	(324)
Total accumulated other comprehensive income	9,712	1,612
Total Morningstar, Inc. shareholders’ equity	725,517	855,370
Noncontrolling interest	1,378	1,646
Total equity	726,895	857,016
Total liabilities and equity	$1,041,952	$1,172,084

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statement of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2009	48,768,541	$5	$(3,130)	$428,139	$239,573	$33	$1,169	$665,789

Net income (loss)		—	—	—	86,370	—	87	86,457
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $252		—	—	—	—	417	—	417
Reclassification of adjustments for gains included in net income, net of income tax of $103		—	—	—	—	(172)	—	(172)
Foreign currency translation adjustment, net		—	—	—	—	4,840	69	4,909
Other comprehensive income (loss), net		—	—	—	—	5,085	69	5,154

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	1,182,069	—	274	8,946	—	—	—	9,220
Stock-based compensation — restricted stock units		—	—	12,545	—	—	—	12,545
Stock-based compensation — restricted stock		—	—	1,248	—	—	—	1,248
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,507	—	—	—	7,507
Common shares repurchased	(76,218)	—	(3,785)	—	—	—	—	(3,785)
Dividends declared — common shares outstanding		—	—	—	(2,494)	—	—	(2,494)
Dividends declared — restricted stock units		—	—	41	(41)	—	—	—
Adjustment to noncontrolling interest		—	—	—	—	—	(216)	(216)

Balance as of December 31, 2010	49,874,392	5	(6,641)	458,426	323,408	5,118	1,109	781,425

Net income (loss)		—	—	—	98,357	—	(43)	98,314
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $447		—	—	—	—	(773)	—	(773)
Reclassification of adjustments for gains included in net income, net of income tax of $94		—	—	—	—	(166)	—	(166)
Foreign currency translation adjustment, net		—	—	—	—	(2,567)	222	(2,345)
Other comprehensive income (loss), net		—	—	—	—	(3,506)	222	(3,284)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	931,667	—	612	8,090	—	—	—	8,702
Stock-based compensation — restricted stock units		—	—	12,765	—	—	—	12,765
Stock-based compensation — restricted stock		—	—	2,196	—	—	—	2,196
Stock-based compensation — stock-options		—	—	342	—	—	—	342
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	9,525	—	—	—	9,525
Common shares repurchased	(722,119)	—	(40,672)	—	—	—	—	(40,672)
Dividends declared — common shares outstanding		—	—	—	(12,550)	—	—	(12,550)
Dividends declared — restricted stock units		—	—	184	(193)	—	—	(9)
Adjustment to noncontrolling interest		—	—	(96)	—	—	358	262

Balance as of December 31, 2011	50,083,940	5	(46,701)	491,432	409,022	1,612	1,646	857,016

Net income (loss)		—	—	—	108,079	—	(117)	107,962
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of income tax of $614		—	—	—	—	1,455	—	1,455
Reclassification of adjustments for gains included in net income, net of income tax of $194		—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment, net		—	—	—	—	6,989	(151)	6,838
Other comprehensive income (loss), net		—	—	—	—	8,100	(151)	7,949
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	715,888	—	1,342	3,467	—	—	—	4,809
Stock-based compensation — restricted stock units		—	—	13,451	—	—	—	13,451
Stock-based compensation — restricted stock		—	—	5,013	—	—	—	5,013
Stock-based compensation — stock-options		—	—	441	—	—	—	441
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,210	—	—	—	7,210
Common shares repurchased	(4,258,257)	—	(256,480)	—	—	—	—	(256,480)
Dividends declared — common shares outstanding		—	—	—	(20,420)	—	—	(20,420)
Dividends declared — restricted stock units		—	—	271	(327)	—	—	(56)

Balance as of December 31, 2012	46,541,571	$5	$(301,839)	$521,285	$496,354	$9,712	$1,378	$726,895

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)	2012	2011	2010

Operating activities
Consolidated net income	$107,962	$98,314	$86,457
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	43,096	42,913	39,664
Deferred income taxes	6,316	(4,436)	211
Stock-based compensation expense	18,905	15,303	13,793
Provision for bad debt	1,016	1,237	413
Equity in net income of unconsolidated entities	(2,027)	(1,848)	(1,422)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(7,210)	(9,525)	(7,507)
Gain on sale of discontinued operations, net of tax	(5,188)	—	—
Loss on sale of cost-method investment	2,034	—	—
Holding gain upon acquisition of additional ownership of equity-method investments	—	—	(4,564)
Other, net	142	592	(90)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17,124)	(3,858)	(23,652)
Other assets	223	2,728	(2,341)
Accounts payable and accrued liabilities	1,173	(4,821)	(759)
Accrued compensation	(8,861)	10,176	12,166
Income taxes—current	(1,205)	10,751	4,569
Deferred revenue	7,769	9,578	5,752
Deferred rent	407	(1,030)	1,364
Other liabilities	(1,432)	(1,098)	(638)
Cash provided by operating activities	145,996	164,976	123,416

Investing activities
Purchases of investments	(145,491)	(383,281)	(186,283)
Proceeds from maturities and sales of investments	260,317	297,956	214,929
Capital expenditures	(30,039)	(23,322)	(14,771)
Acquisitions, net of cash acquired	—	300	(102,324)
Proceeds from sale of a business, net	5,734	—	—
Purchases of equity- and cost-method investments	(10,304)	(2,450)	—
Other, net	(25)	30	500
Cash provided by (used for) investing activities	80,192	(110,767)	(87,949)

Financing activities
Proceeds from stock-option exercises, net	4,809	8,702	9,220
Excess tax benefits from stock-option exercises and vesting of restricted stock units	7,210	9,525	7,507
Common shares repurchased	(251,813)	(40,672)	(3,785)
Dividends paid	(25,487)	(10,041)	—
Other, net	105	(110)	(417)
Cash provided by (used for) financing activities	(265,176)	(32,596)	12,525

Effect of exchange rate changes on cash and cash equivalents	2,440	(1,352)	1,688
Net increase (decrease) in cash and cash equivalents	(36,548)	20,261	49,680
Cash and cash equivalents—beginning of period	200,437	180,176	130,496
Cash and cash equivalents—end of period	$163,889	$200,437	$180,176

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$47,355	$38,054	$37,624
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$1,723	$(1,480)	$394
Equipment obtained under long-term financing arrangement	$4,551	$—	$—

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2. Correction

In 2012, we identified errors related to purchases of investments and proceeds from maturities and sales of investments included on our Consolidated Statement of Cash Flows for the year ended December 31, 2011 that had not been previously detected. We did not properly disclose the correct total in each category by equal, but offsetting, amounts. The financial statements have been corrected to increase the purchases of investments and proceeds from maturities and sales of investments as shown in the table below. The error existed in the first quarter of 2012, but does not exist in the cumulative statement as of and for the 12 months ended December 31, 2012.

The following table shows our previously reported amounts, the correction, and our as corrected amounts:

($000)	Previously Reported	Correction	As Corrected
Investing Activities
Purchases of investments	$(320,193)	$(63,088)	$(383,281)
Proceeds from maturities and sales of investments	$234,868	$63,088	$297,956
Cash used for investing activities	$(110,767)	$—	$(110,767)

3. Summary of Significant Accounting Policies

The acronyms that appear in these Notes to our Consolidated Financial Statements refer to the following:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
SEC	Securities and Exchange Commission

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

Through our Investment Management segment (see Note 5, Segment and Geographical Area Information), we manage certain funds outside of the United States that are considered variable interest entities. For the majority of these variable interest entities, we do not have a variable interest in them. In cases where we do have a variable interest, we are not the primary beneficiary. Accordingly, we do not consolidate any of these variable interest entities.

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

Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the 2012 presentation.

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

Fair Value Measurements. We follow FASB ASC 820, Fair Value Measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

Effective January 1, 2012, we adopted FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

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

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2012, 2011, and 2010, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions and divestitures. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. In 2011, we altered the definition of our reporting units to align with the definition of our operating segments. This realignment occurred because of our successful efforts to integrate acquired businesses and leverage proprietary content across multiple products. As a result, the businesses that previously represented components of our operating segments no longer met the criteria for recognition as reporting units. Our reporting units constitute businesses for which discrete financial information, which is regularly reviewed by management, is available. We performed annual impairment reviews in the fourth quarter of 2012, 2011, and 2010. We did not record any significant impairment losses in 2012, 2011, and 2010.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement-Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset. We recorded an impairment loss of approximately $800,000 in 2011. We did not record any impairment losses in 2012 or 2010. The impairment charge is included in our amortization expense on our Consolidated Statements of Income.

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

We generate revenue through sales of Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar Equity Research, Premium Membership fees for Morningstar.com, our structured credit research and ratings offerings, and a variety of other investment-related products and services. We generally structure the revenue agreements for these offerings as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as we deliver the product or service and over the service obligation period defined by the terms of the customer contract. For new-issue ratings and analysis for CMBS, we charge asset-based fees that are paid by the issuer on the rated balance of the transaction and recognize the revenue immediately upon issuance of the transaction.

We also generate revenue from Internet advertising, primarily from “impression-based” contracts. For advertisers who use our cost-per-impression pricing, we charge fees each time we display their ads on our site.

Investment Advisory Services includes a broad range of services. Pricing for the consulting services is based on the scope of work and the level of service required, and includes asset-based fees for work we perform that involves investment management or acting as a subadvisor to investment portfolios. In arrangements that involve asset-based fees, we generally invoice clients quarterly in arrears based on average assets for the quarter. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met.

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

($000)	2012	2011	2010
Advertising expense	$6,306	$8,210	$8,572

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

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2012	2011	2010

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$108,079	$98,357	$86,370
Less: Distributed earnings available to participating securities	(41)	(40)	(10)
Less: Undistributed earnings available to participating securities	(47)	(259)	(335)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$107,991	$98,058	$86,025

Weighted average common shares outstanding	48,497	50,032	49,249

Basic net income per share attributable to Morningstar, Inc.:
Continuing operations	$2.12	$1.96	$1.75
Discontinued operations	0.11	—	—
Total	$2.23	$1.96	$1.75

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$107,991	$98,058	$86,025
Add: Undistributed earnings allocated to participating securities	47	259	335
Less: Undistributed earnings reallocated to participating securities	(46)	(254)	(326)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$107,992	$98,063	$86,034

Weighted average common shares outstanding	48,497	50,032	49,249
Net effect of dilutive stock options and restricted stock units	651	956	1,306
Weighted average common shares outstanding for computing diluted income per share	49,148	50,988	50,555

Diluted net income per share attributable to Morningstar, Inc.:
Continuing operations	$2.10	$1.92	$1.70
Discontinued operations	0.10	—	—
Total	$2.20	$1.92	$1.70

The following table shows the number of weighted average stock options, restricted stock units, and restricted stock excluded from our calculation of diluted earnings per share from both continuing operations and net earnings because their inclusion would have been anti-dilutive:

(in thousands)	2012	2011	2010
Weighted Average stock options	83	55	—
Weighted average restricted stock units	7	—	—
Weighted average restricted stock	—	—	—
Total	90	55	—

These stock options and restricted stock units could be included in the calculation in the future.

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

The following tables present information about our operating segments:

2012 Segment Information
	Year ended December 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$529,984	$128,304	$—	$658,288
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	356,165	64,765	24,689	445,619
Stock-based compensation expense	13,831	2,278	2,796	18,905
Depreciation and amortization	9,288	134	33,674	43,096
Operating income (loss)	$150,700	$61,127	$(61,159)	$150,668

U.S. capital expenditures				$22,280
Non-U.S. capital expenditures				$7,759

U.S. revenue				$466,947
Non-U.S. revenue				$191,341

	As of December 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$279,164	$41,681	$—	$320,845

U.S. long-lived assets				$60,371
Non-U.S. long-lived assets				$23,651

2011 Segment Information
	Year ended December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$500,909	$130,491	$—	$631,400
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	351,194	58,596	24,979	434,769
Stock-based compensation expense	10,113	2,080	3,110	15,303
Depreciation and amortization	8,088	166	34,659	42,913
Operating income (loss)	$131,514	$69,649	$(62,748)	$138,415

U.S. capital expenditures				$13,816
Non-U.S. capital expenditures				$9,506

U.S. revenue				$446,470
Non-U.S. revenue				$184,930

	As of December 31, 2011
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$277,059	$41,433	$—	$318,492

U.S. long-lived assets				$44,572
Non-U.S. long-lived assets				$23,624

2010 Segment Information
	Year ended December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$444,957	$110,394	$—	$555,351
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	301,722	51,361	27,752	380,835
Stock-based compensation expense	8,110	2,032	3,651	13,793
Depreciation and amortization	7,385	185	32,094	39,664
Operating income (loss)	$127,740	$56,816	$(63,497)	$121,059

U.S. capital expenditures				$5,067
Non-U.S. capital expenditures				$9,704

U.S. revenue				$398,215
Non-U.S. revenue				$157,136

	As of December 31, 2010
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$275,611	$42,050	$—	$317,661

U.S. long-lived assets				$39,496
Non-U.S. long-lived assets				$22,609

Information by geographical region is as follows:

External revenue by geographic region
	Year ended December 31
($000)	2012	2011	2010
United States	$466,947	$446,470	$398,215
United Kingdom	56,794	53,427	43,797
Europe, excluding the United Kingdom	49,844	49,507	39,851
Australia	38,229	39,761	35,638
Canada	30,664	27,808	25,533
Asia, excluding Japan	9,934	9,240	7,855
Japan	3,831	3,948	3,871
Other	2,045	1,239	591
Total	$658,288	$631,400	$555,351

Long-lived assets by geographic region
	As of December 31
($000)	2012	2011	2010
United States	$60,371	$44,572	39,496
United Kingdom	7,435	7,512	5,960
Europe, excluding the United Kingdom	2,356	2,629	3,479
Australia	1,402	1,415	1,554
Canada	1,773	2,076	2,395
Asia, excluding Japan	10,445	9,656	8,874
Japan	84	282	233
Other	156	54	114
Total	$84,022	$68,196	62,105

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

	As of December 31
($000)	2012	2011
Available-for-sale	$125,786	$247,917
Held-to-maturity	26,357	16,347
Trading securities	5,386	5,491
Total	$157,529	$269,755

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2012				As of December 31, 2011
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$40,669	$29	$(608)	$40,090	$139,099	$72	$(402)	$138,769
Corporate bonds	49,339	36	(292)	49,083	61,589	14	(280)	61,323
Foreign obligations	2,437	1	(19)	2,419	—	—	—	—
Commercial paper	2,000	—	—	2,000	29,964	2	(7)	29,959
Equity securities and exchange-traded funds	19,613	1,359	(323)	20,649	8,461	368	(558)	8,271
Mutual funds	10,499	1,092	(46)	11,545	9,298	363	(66)	9,595
Total	$124,557	$2,517	$(1,288)	125,786	$248,411	$819	$(1,313)	$247,917

Held-to-maturity:
Certificates of deposit	$26,357	$—	$—	$26,357	$16,347	$—	$—	$16,347

As of December 31, 2012 and December 31, 2011, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2012 and December 31, 2011. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2012		As of December 31, 2011
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$87,599	$86,784	$155,651	$155,247
Due in one to two years	6,846	6,808	75,001	74,804
Equity securities, exchange-traded funds, and mutual funds	30,112	32,194	17,759	17,866
Total	$124,557	$125,786	$248,411	$247,917

Held-to-maturity:
Due in one year or less	$26,352	$26,352	$16,342	$16,342
Due in one to three years	5	5	5	5
Total	$26,357	$26,357	$16,347	$16,347

As of December 31, 2012 and December 31, 2011, held-to-maturity investments included a $1,500,000 and a $1,600,000 certificate of deposit, respectively, held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

($000)	2012	2011	2010
Realized gains	$1,671	$761	$276
Realized losses	(1,133)	(501)	(1)
Realized gains, net	$538	$260	$275

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

($000)	2012	2011	2010
Unrealized gains (losses), net	$269	$(387)	$237

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of December 31, 2012
	as of	Using Fair Value Hierarchy
($000)	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$40,090	$—	$40,090	$—
Corporate bonds	49,083	—	49,083	—
Foreign obligations	2,419	—	2,419	—
Commercial paper	2,000	—	2,000	—
Equity securities and exchange-traded funds	20,649	20,649	—	—
Mutual funds	11,545	11,545	—	—
Trading securities	5,386	5,386	—	—
Cash equivalents	398	398	—	—
Total	$131,570	$37,978	$93,592	$—

	Fair Value	Fair Value Measurements as of December 31, 2011
	as of	Using Fair Value Hierarchy
($000)	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$138,769	$—	$138,769	$—
Corporate bonds	61,323	—	61,323	—
Commercial paper	29,959	—	29,959	—
Equity securities and exchange-traded funds	8,271	8,271	—	—
Mutual funds	9,595	9,595	—	—
Trading securities	5,491	5,491	—	—
Cash equivalents	30,818	30,818	—	—
Total	$284,226	$54,175	$230,051	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

There were no transfers between levels one and two during the year ended December 31, 2012.

We measure the fair value of money market funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of December 31, 2012 and December 31, 2011.

7. Acquisitions, Goodwill, and Other Intangible Assets

2012 and 2011 Acquisitions

We did not complete any acquisitions in 2012 and 2011.

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

In conjunction with this acquisition, we paid $38,327,000 in cash, net of cash acquired, and issued 199,174 shares of restricted stock to the selling employee-shareholders. Because of the terms of the restricted share agreements and in accordance with FASB ASC 805, Business Combinations, we account for these grants as stock-based compensation expense and not as part of the acquisition consideration. See Note 12 for additional information concerning the accounting for this restricted stock.

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

For these two acquisitions, the following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

($000)
Cash	$1,442
Accounts receivable and other current assets	939
Other non-current assets	179
Intangible assets	2,661
Goodwill	3,869
Deferred revenue	(159)
Accounts payable and accrued and other current liabilities	(576)
Deferred tax liability--non-current	(800)
Total purchase price	$7,555

The allocation includes $2,661,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$1,835	10
Technology-based assets	447	4
Intellectual property (trademarks and trade names)	379	10
Total intangible assets	$2,661	9

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2011 to December 31, 2012:

($000)
Balance as of January 1, 2011	$317,661

Adjustments to 2010 Acquisitions:
Acquisition of Aegis Equities Research	(417)
Acquisition of Realpoint, LLC	1,800
Acquisition of annuity intelligence business of Advanced Sales and Marketing Corp.	107
Acquisition of Footnoted business of Financial Fineprint Inc. and Seeds Group	(103)
Other, primarily currency translation	(556)
Balance as of December 31, 2011	$318,492
Sale of Morningstar Investor Relations and other businesses	(937)
Other, primarily currency translation	3,290
Balance as of December 31, 2012	$320,845

We did not record any significant impairment losses in 2012, 2011, or 2010, respectively, as the estimated fair values exceeded the carrying values of the reporting units. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2012				As of December 31, 2011
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$30,621	$(21,527)	$9,094	9	$32,293	$(20,455)	$11,838	9
Customer-related assets	132,798	(63,005)	69,793	12	134,396	(52,611)	81,785	12
Supplier relationships	240	(96)	144	20	240	(84)	156	20
Technology-based assets	81,333	(43,809)	37,524	9	80,694	(35,130)	45,564	9
Non-competition agreement	1,765	(1,588)	177	4	1,751	(1,285)	466	4
Total intangible assets	$246,757	$(130,025)	$116,732	10	$249,374	$(109,565)	$139,809	10

In 2011, we recorded an impairment loss of approximately $800,000 for the masthead related to one of the magazines we acquired from Aspect Huntley in 2006. We did not record any significant impairment losses in 2012 or 2010.

The following table summarizes our amortization expense related to intangible assets:

($000)	2012	2011	2010
Amortization expense	$23,944	$27,267	$24,850

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through December 31, 2012, we expect intangible amortization expense for 2013 and subsequent years as follows:

($000)
2013	$21,246
2014	19,984
2015	19,164
2016	14,558
2017	9,951

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

8. Discontinued Operations

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

The following table summarizes the amounts included in our Consolidated Statements of Income for discontinued operations for the years ended December 31, 2012, 2011, and 2010:

($000)	2012	2011	2010

Gain on sales of businesses	$6,193	$—	$—
Income tax expense	1,005	—	—
Earnings from discontinued operations, net of tax	$5,188	$—	$—

9. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
($000)	2012	2011
Investment in MJKK	$20,540	$19,662
Other equity method investments	6,288	2,807
Investments accounted for using the cost method	8,477	5,173
Total investments in unconsolidated entities	$35,305	$27,642

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

	As of December 31
	2012	2011
Morningstar’s approximate ownership of MJKK	34%	33%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥3,109,579	¥2,797,704
Equivalent U.S. dollars ($000)	$36,227	$36,146

Other Equity Method Investments. As of December 31, 2012 and 2011, other equity method investments includes our investments in Morningstar Sweden AB (Morningstar Sweden) and YCharts, Inc. (YCharts). Morningstar Sweden develops and markets products and services customized for investors in Sweden. Our ownership interest in Morningstar Sweden was approximately 24% as of December 31, 2012 and 2011. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of December 31, 2012 and 2011. As of December 31, 2012, other equity method investments also includes our investment in Inquiry Financial Europe AB (Inquiry Financial). In September 2012, we acquired a minority equity stake in Inquiry Financial for $3,554,000. Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of December 31, 2012.

We did not record any impairment losses on our equity method investments in 2012 or 2011.

Cost Method Investments. As of December 31, 2012, our cost method investments consist mainly of minority investments in Pitchbook Data, Inc. (Pitchbook) and HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. We paid approximately $6,750,000 for the minority equity stake in HelloWallet in the first quarter of 2012. As of December 31, 2011, our cost method investments consisted mainly of minority investments in Pitchbook and Bundle Corporation (Bundle). Bundle is a social media company dedicated to helping people make smarter spending and saving choices. We sold our investment in Bundle for approximately $966,000 in the fourth quarter of 2012. We included the loss of approximately $2,034,000 on the sale of the investment in our non-operating expense.

We did not record any impairment losses on our cost method investments in 2012 or 2011.

10. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2012	2011
Computer equipment	$42,312	$35,269
Capitalized software	39,643	25,918
Furniture and fixtures	22,804	19,918
Leasehold improvements	51,333	47,042
Telephone equipment	1,951	1,805
Construction in progress	13,489	8,993
Property, equipment, and capitalized software, at cost	171,532	138,945
Less accumulated depreciation	(87,510)	(70,749)
Property, equipment, and capitalized software, net	$84,022	$68,196

The following table shows the amount of capitalized software development costs included in construction in progress:

	As of December 31
($000)	2012	2011
Capitalized software development costs not yet placed into service	$6,477	$6,122

The following table summarizes our depreciation expense:

($000)	2012	2011	2010
Depreciation expense	$19,152	$15,646	$14,814

11. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2013	$17,570
2014	17,584
2015	16,337
2016	15,833
2017	14,978
Thereafter	52,706
Total	$135,008

The following table summarizes our rent expense including taxes, insurance, and other operating costs:

($000)	2012	2011	2010
Rent expense	$20,736	$20,122	$18,638

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Deferred rent, noncurrent” on our Consolidated Balance Sheets.

	As of December 31
($000)	2012	2011
Deferred rent	$27,783	$27,282

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

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities", as appropriate, on our Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2010 to December 31, 2012:

Liability for Vacant Office Space	($000)
Balance as of December 31, 2010	$2,429
Reduction of liability for lease and other related payments	(1,510)
Balance as of December 31, 2011	919
Reduction of liability for lease and other related payments	(774)
Balance as of December 31, 2012	$145

12. Stock-Based Compensation

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
The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(000)	2012
Shares available for future grants	4,731

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

($000)	2012	2011	2010
Restricted stock units	$13,451	$12,765	$12,545
Restricted stock	5,013	2,196	1,248
Stock options	441	342	—
Total stock-based compensation expense	$18,905	$15,303	$13,793

Income tax benefit related to the stock-based compensation expense	$3,686	$3,535	$3,500

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2012 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$29,577	33
Restricted stock	906	28
Stock options	1,078	27
Total unrecognized stock-based compensation expense	$31,561	32

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

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - January 1, 2010	681,425	39,594	721,019	$46.99
Granted	399,349	—	399,349	47.76
Vested	(232,292)	—	(232,292)	47.77
Vested but deferred	(16,748)	16,748	—	—
Issued	—	(11,153)	(11,153)	49.29
Forfeited	(54,068)	—	(54,068)	46.70
RSUs Outstanding - December 31, 2010	777,666	45,189	822,855	47.14
Granted	292,398	—	292,398	57.36
Dividend equivalents	2,673	—	2,673	48.57
Vested	(256,623)	—	(256,623)	48.28
Vested but deferred	(1,753)	1,753	—	—
Issued	—	(26,866)	(26,866)	46.69
Forfeited	(73,318)	—	(73,318)	47.59
RSUs Outstanding - December 31, 2011	741,043	20,076	761,119	50.66
Granted	341,282	—	341,282	56.26
Dividend equivalents	6,405	130	6,535	52.02
Vested	(270,695)	—	(270,695)	50.12
Vested but deferred	(892)	892	—	—
Issued	—	(2,316)	(2,316)	73.28
Forfeited	(89,998)	—	(89,998)	50.84
RSUs Outstanding - December 31, 2012	727,145	18,782	745,927	53.37

Restricted Stock

In conjunction with the Realpoint acquisition in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Because of the terms of the restricted share agreements prepared in conjunction with the Realpoint acquisition, we account for the grant of restricted shares as stock-based compensation expense and not as part of the acquisition consideration. See Note 7, in the Notes to our Consolidated Financial Statements, for additional information concerning the Realpoint acquisition.

We measured the fair value of the restricted stock on the date of grant based on the closing market price of our common stock on the day prior to the grant. We amortize the fair value of $9,363,000 to stock-based compensation expense over the vesting period. The stock-based compensation expense recorded in 2012 and 2011 includes approximately $3,238,000 and $396,000, respectively, of expense recognized upon the accelerated vesting of restricted stock. We have assumed that all of the remaining restricted stock will ultimately vest, and therefore we have not incorporated a forfeiture rate for purposes of determining the stock-based compensation expense.

Stock Options

Stock options granted to employees vest ratably over a four-year period. Grants to our non-employee directors vest ratably over a three-year period. All grants expire 10 years after the date of grant. Almost all of the outstanding options granted under the 2004 Stock Incentive Plan have a premium price feature in which the exercise price increases over the term of the option at a rate equal to the 10-year Treasury bond yield as of the date of grant. Options granted under the 2011 Plan have an exercise price equal to the fair market value on the grant date.

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

	2012		2011		2010
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	398,859	$19.72	648,885	$18.91	809,169	$17.75
Granted	—	—	—	—	—	—
Canceled	(650)	14.70	—	—	(1,250)	14.21
Exercised	(115,514)	20.19	(250,026)	19.25	(159,034)	16.62
Options outstanding—end of year	282,695	20.55	398,859	19.72	648,885	18.91

Options exercisable—end of year	282,695	$20.55	398,859	$19.72	648,885	$18.91

	2012		2011		2010
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	818,552	$22.76	1,207,540	$17.09	1,868,408	$16.15
Granted	—	—	92,201	57.42	—	—
Canceled	(22,330)	39.75	(1,960)	16.04	(15,524)	13.72
Exercised	(404,438)	16.60	(479,229)	16.17	(645,344)	19.73
Options outstanding—end of year	391,784	28.98	818,552	22.76	1,207,540	17.09

Options exercisable—end of year	337,684	$24.42	726,351	$18.36	1,207,540	$17.09

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2012	2011	2010
Intrinsic value of options exercised	$22,526	$29,899	$31,410

The table below shows additional information for options outstanding and exercisable as of December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	74,244	0.35	$8.59	$4,027	74,244	0.35	$8.59	$4,027
$20.51- $46.79	528,560	2.16	23.48	20,800	528,560	2.16	23.48	20,800
57.28 - $59.35	71,675	8.54	57.46	385	17,575	8.54	57.46	89

$8.57 - $59.35	674,479	2.64	25.45	$25,212	620,379	2.12	22.66	$24,916

Vested or Expected to Vest
$8.57 - $59.35	674,479	2.64	$25.45	$25,212

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2012. The intrinsic value is based on our closing stock price of $62.83 on that date.

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

($000)	2012	2011	2010
Excess tax benefits related to stock-based compensation	$7,210	$9,525	$7,507

13. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2012 and 2011, we made matching contributions to our 401(k) plan in the United States in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period. In 2010, we made matching contributions to our 401(k) plan in the United States in an amount equal to 50 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

($000)	2012	2011	2010
401(k) matching contributions	$6,642	$5,601	$3,321

14. Non-Operating Income

The following table presents the components of our net non-operating income:

($000)	2012	2011	2010
Interest income	$5,464	$3,679	$2,718
Interest expense	(311)	(1,318)	(281)
Other income (expense), net	(2,196)	(652)	4,295
Non-operating income, net	$2,957	$1,709	$6,732

Interest income primarily reflects interest from our investment portfolio. Interest income in 2012 includes approximately $700,000 of interest income related to the $1,000,000 of business tax refund for prior years recorded in 2012, as discussed above in the section, Consolidated Results. In 2011, interest expense of $1,318,000 included approximately $900,000 related to the $1,400,000 of business tax expense for prior years recorded in the second quarter of 2011, as discussed above in the section, Consolidated Results.

In 2012, other income (expense), net included the loss on the sale of our investment in Bundle Corporation of $2,034,000. See Note 9 for additional information concerning our investment in Bundle Corporation. In 2010, this category included the holding gain of $4,564,000 resulting from the difference between the estimated fair value and the book value of our investment in Morningstar Denmark. See Note 7 for additional information concerning Morningstar Denmark.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations, realized gains and losses from our investment portfolio, gains and losses on sale of fixed assets, and royalty income from MJKK.

15. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate:

($000)	2012	2011	2010
Income before income taxes and equity in net income of unconsolidated entities	$153,625	$140,124	$127,791
Equity in net income of unconsolidated entities	2,027	1,848	1,422
Net (income) loss attributable to the noncontrolling interest	117	43	(87)
Total	$155,769	$142,015	$129,126
Income tax expense	$52,878	$43,658	$42,756
Effective tax rate	33.9%	30.7%	33.1%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2012		2011		2010
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$54,519	35.0%	$49,705	35.0%	$45,194	35.0%
State income taxes, net of federal income tax benefit	1,510	1.0	1,376	1.0	1,756	1.3
Stock-based compensation activity	516	0.3	440	0.3	97	0.1
Non-U.S. withholding taxes, net of federal income tax effect, and foreign tax credits	307	0.2	346	0.2	77	0.1
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(630)	(0.4)	394	0.3	(1,186)	(0.9)
Impact of equity in net income of unconsolidated entities	—	—	—	—	79	0.1
Difference between U.S. federal statutory and foreign tax rates	(2,777)	(1.8)	(2,393)	(1.7)	(2,567)	(2.0)
Adjustment to accruals for state taxes	—	—	—	—	(2,633)	(2.0)
Change in unrecognized tax benefits	967	0.6	3,126	2.2	2,869	2.2
Credits and incentives	(1,494)	(1.0)	(7,734)	(5.4)	(984)	(0.8)
Recognition of deferred tax assets	—	—	(1,778)	(1.3)	—	—
Other - net	(40)	—	176	0.1	54	—
Total income tax expense	$52,878	33.9%	$43,658	30.7%	$42,756	33.1%

Income tax expense consists of the following:

($000)	2012	2011	2010
Current tax expense:
U.S.
Federal	$38,821	$41,520	$38,901
State	1,997	1,808	2,445
Non-U.S.	5,719	5,756	4,122
Current tax expense	46,537	49,084	45,468
Deferred tax expense (benefit):
U.S.
Federal	6,287	(1,011)	61
State	334	(242)	(7)
Non-U.S.	(280)	(4,173)	(2,766)
Deferred tax expense (benefit), net	6,341	(5,426)	(2,712)
Income tax expense	$52,878	$43,658	$42,756

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

($000)	2012	2011	2010
U.S.	$128,920	$123,390	$112,357
Non-U.S.	24,705	16,734	15,434
Income before income taxes and equity in net income of unconsolidated entities	$153,625	$140,124	$127,791

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2012	2011
Deferred tax assets:
Stock-based compensation expense	$4,019	$5,567
Accrued liabilities	8,402	7,789
Net operating loss carryforwards - U.S. federal and state	930	1,009
Net operating loss carryforwards - Non-U.S.	12,386	13,297
Research and development	246	631
Deferred royalty revenue	383	403
Allowance for doubtful accounts	515	503
Deferred rent	9,031	8,847
Unrealized exchange losses, net	—	159
Other	846	383
Total deferred tax assets	36,758	38,588

Deferred tax liabilities:
Acquired intangible assets	(14,535)	(17,558)
Property, equipment, and capitalized software	(14,615)	(8,523)
Unrealized exchange gains, net	(444)	—
Prepaid expenses	(3,694)	(1,724)
Accrued liabilities	—	—
Investments in unconsolidated entities	(9,905)	(9,580)
Total deferred tax liabilities	(43,193)	(37,385)
Net deferred tax asset (liability) before valuation allowance	(6,435)	1,203
Valuation allowance	(11,407)	(12,039)
Net deferred tax liability	$(17,842)	$(10,836)

The deferred tax assets and liabilities are included in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2012	2011
Deferred tax asset, net - current	$3,741	$5,104
Deferred tax liability, net - non-current	(21,583)	(15,940)
Net deferred tax liability	$(17,842)	$(10,836)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
($000)		2012		2011
		Expiration Date		Expiration Date
U.S. federal NOLs subject to expiration dates	$2,362	2023	$2,587	2023

Our U.S. federal NOL carryforward as of December 31, 2012 of $2,362,000 is subject to limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, and therefore is limited to approximately $225,000 per year.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2012	2011
Non-U.S. NOLs subject to expiration dates from 2014 through 2032	$6,064	$5,048
Non-U.S. NOLs with no expiration date	44,504	45,002
Total	$50,568	$50,050

Non-U.S. NOLs not subject to valuation allowances	$4,031	$5,284

The increase in non-U.S. NOL carryforwards as of December 31, 2012 compared with 2011 primarily reflects additional NOL carryforwards in our non-U.S. operations as well as the impact of currency translations.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $95,100,000 as of December 31, 2012, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $4,031,000 of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Accounting for Uncertainty in Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2008 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2005.

We are currently under audit by federal, state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2013. It is not possible to estimate the impact of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2012, our Consolidated Balance Sheet included a current liability of $6,568,000 and a non-current liability of $5,659,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2012	2011
Gross unrecognized tax benefits - beginning of the year	$12,189	$9,089
Increases as a result of tax positions taken during a prior-year period	445	1,639
Decreases as a result of tax positions taken during a prior-year period	(1,153)	(876)
Increases as a result of tax positions taken during the current period	2,008	3,662
Decreases relating to settlements with tax authorities	(299)	(1,001)
Reductions as a result of lapse of the applicable statute of limitations	(491)	(324)
Gross unrecognized tax benefits - end of the year	$12,699	$12,189

In 2012, we recorded a net increase of $1,299,000 of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $875,000 increased our income tax expense by $702,000. In addition, we reduced our unrecognized tax benefits by $790,000 for settlements and lapses of statutes of limitations, of which $207,000 decreased our income tax expense by $207,000.

As of December 31, 2012, we had $12,699,000 of gross unrecognized tax benefits, of which $12,699,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10,446,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2012	2011
Liabilities for interest and penalties	$2,232	$1,726

We recorded the increase in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2012.

16. Contingencies

Open Matters

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

Settled Matters

Egan-Jones Rating Co.

In June 2010, Egan-Jones Rating Co. filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania against Realpoint, LLC (now known as Morningstar Credit Ratings, LLC) and Morningstar, Inc. in connection with a December 2007 agreement between Egan-Jones and Morningstar Credit Ratings for certain data-sharing and other services. In addition to damages, Egan-Jones filed a petition seeking an injunction to temporarily prevent Morningstar from offering corporate credit ratings through December 31, 2010. In September 2010, the court denied Egan-Jones's request for a preliminary injunction against Morningstar's corporate credit ratings business. In December 2012, Morningstar Credit Ratings, Morningstar, and Egan Jones entered into a settlement agreement resolving the litigation. All settlement terms are confidential.

Other Matters

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

17. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the $100 million share repurchase program it announced in 2010. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. In December 2012, the board approval authorized the company to repurchase an additional $200 million, increasing the repurchase program from $300 million to $500 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of December 31, 2012, we had repurchased a total of 5,056,595 shares for $300,936,000 under this authorization.

18. Subsequent Events

In February 2013, our board of directors declared a quarterly dividend of 12.5 cents per share. The dividend is payable on April 30, 2013 to shareholders of record as of April 12, 2013.

19. Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220). The amended guidance requires us to show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statement where net income is presented. For Morningstar, the ASU No. 2013-2 is effective on January 1, 2013. We do not expect the provisions of ASU No. 2013-2 to have a material impact on our consolidated financial statements.

20. Selected Quarterly Financial Data (unaudited)

	2011				2012
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$151,767	$161,011	$160,051	$158,571	$160,759	$165,968	$160,952	$170,609
Total operating expense (1)	119,958	122,404	126,187	124,436	130,360	124,832	121,088	131,340
Operating income	31,809	38,607	33,864	34,135	30,399	41,136	39,864	39,269
Non-operating income (expense), net	774	9	(579)	1,505	659	995	1,880	(577)
Income before income taxes and equity in net income of unconsolidated entities	32,583	38,616	33,285	35,640	31,058	42,131	41,744	38,692
Income tax expense	10,518	12,724	12,343	8,073	11,511	14,744	15,186	11,437
Equity in net income (loss) of unconsolidated entities	374	595	428	451	566	497	478	486
Consolidated net income from continuing operations	22,439	26,487	21,370	28,018	20,113	27,884	27,036	27,741
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	—	5,188
Consolidated net income	22,439	26,487	21,370	28,018	20,113	27,884	27,036	32,929
Net (income) loss attributable to the noncontrolling interests	98	(2)	10	(63)	24	4	34	55
Net income attributable to Morningstar, Inc.	$22,537	$26,485	$21,380	$27,955	$20,137	$27,888	$27,070	$32,984

Net income per share attributable to Morningstar, Inc.
Basic:
Continuing operations	$0.45	$0.53	$0.42	$0.56	$0.40	$0.57	$0.56	$0.59
Discontinued operations	—	—	—	—	—	—	—	0.11
	$0.45	$0.53	$0.42	$0.56	$0.40	$0.57	$0.56	$0.70
Diluted:
Continuing operations	$0.44	$0.52	$0.42	$0.55	$0.40	$0.56	$0.56	$0.58
Discontinued operations	—	—	—	—	—	—	—	0.11
	$0.44	$0.52	$0.42	$0.55	$0.40	$0.56	$0.56	$0.69
Dividends per common share:
Dividends declared per common share	$0.05	$0.05	$0.05	$0.10	$0.10	$0.10	$0.10	$0.13
Dividends paid per common share	$0.05	$0.05	$0.05	$0.05	$0.10	$0.10	$0.10	$0.23

Weighted average shares outstanding:
Basic	49,800	50,165	50,278	49,883	49,938	49,195	47,975	46,913
Diluted	50,953	51,142	51,123	50,732	50,758	49,856	48,481	47,511

	2011				2012
(in thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(1) Includes stock-based compensation expense of:	$3,649	$3,843	$3,951	$3,860	$3,866	$3,734	$3,994	$7,311

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1 - Election of Directors, Board of Directors and Corporate Governance - Independent Directors, Board of Directors and Corporate Governance - Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2013 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8--Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income--Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income--Years ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets--December 31, 2012 and 2011
Consolidated Statements of Equity--Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows--Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 28, 2013 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2012 and December 31, 2011.

The report of Ernst & Young LLP dated February 28, 2011 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2012	$835	$1,016	$(1,282)	$569
2011	1,056	1,237	(1,458)	835
2010	1,339	413	(696)	1,056

 3. Exhibits

Exhibit	Description
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

10.11*	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.2 to the June 2011 10-Q.
10.12*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.13*	Form of Morningstar 2004 Stock Incentive Plan Director Deferral Election Form is incorporated by reference to Exhibit 10.4 to the March 2006 10-Q.
10.14*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the September 2011 10-Q).

10.15*	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement is incorporated by reference to Exhibit 10.1 to the September 2011 10-Q.
10.16*	Form of Morningstar 2011 Stock Incentive Plan Stock Option Agreement is incorporate by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 10-K)
10.17*	Form of Morningstar 2011 Stock Incentive Plan Director Stock Option Agreement is incorporated by reference to Exhibit 10.19 to the 2011 10-K.
10.18*
Agreement dated as of February 18, 2010 between Tao Huang and Morningstar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 18, 2010.

10.19*
Separation Agreement dated as of November 10, 2010 between Morningstar Associates, Morningstar, and Patrick Reinkemeyer is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on November 10, 2010.

10.20*
Separation Agreement dated as of January 27, 2011 between Morningstar and Tao Huang is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on January 28, 2011.

21.1†	Subsidiaries of Morningstar.
23.1†	Consent of KPMG LLP.
23.2†	Consent of Ernst & Young LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2013.

MORNINGSTAR, INC.

By:	/s/ Joe Mansueto
Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 28, 2013
Joe Mansueto	Officer (principal executive officer)

/s/ Scott Cooley	Chief Financial Officer (principal	February 28, 2013
Scott Cooley	accounting and financial officer)

/s/ Donald J. Phillips II	Director	February 28, 2013
Donald J. Phillips II

/s/ Cheryl Francis	Director	February 28, 2013
Cheryl Francis

/s/ Steven Kaplan	Director	February 28, 2013
Steven Kaplan

/s/ Bill Lyons	Director	February 28, 2013
Bill Lyons

/s/ Jack Noonan	Director	February 28, 2013
Jack Noonan

/s/ Paul Sturm	Director	February 28, 2013
Paul Sturm

/s/ Hugh Zentmyer	Director	February 28, 2013
Hugh Zentmyer