Form 10-Q
period 2013-03-31
Morningstar, Inc.
filed 2013-05-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2013, there were 46,499,799 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in thousands except per share amounts)	2013	2012

Revenue	$168,856	$160,759

Operating expense (1):
Cost of goods sold	48,010	50,316
Development	13,640	13,365
Sales and marketing	27,980	28,326
General and administrative	27,327	28,178
Depreciation and amortization	11,339	10,175
Total operating expense	128,296	130,360

Operating income	40,560	30,399

Non-operating income (expense):
Interest income, net	741	869
Gain (loss) on sale of investments, reclassified from other comprehensive income	725	(86)
Other income (expense), net	(521)	(124)
Non-operating income, net	945	659

Income before income taxes and equity in net income of unconsolidated entities	41,505	31,058

Income tax expense	12,427	11,511

Equity in net income of unconsolidated entities	497	566

Consolidated net income	29,575	20,113

Net loss attributable to the noncontrolling interest	43	24

Net income attributable to Morningstar, Inc.	$29,618	$20,137

Net income per share attributable to Morningstar, Inc.:
Basic	$0.64	$0.40
Diluted	$0.63	$0.40

Dividends per common share:
Dividends declared per common share	$0.13	$0.10
Dividends paid per common share	$—	$0.10

Weighted average shares outstanding:
Basic	46,406	49,938
Diluted	46,814	50,758

	Three months ended March 31
	2013	2012
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,203	$1,089
Development	498	499
Sales and marketing	512	479
General and administrative	1,570	1,799
Total stock-based compensation expense	$3,783	$3,866

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in thousands)	2013	2012

Consolidated net income	$29,575	$20,113

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,071)	6,965
Unrealized gains on securities:
Unrealized holding gains arising during period	1,166	909
Reclassification of (gains) losses included in net income	(463)	55
Other comprehensive income (loss)	(8,368)	7,929

Comprehensive income	21,207	28,042
Comprehensive loss attributable to noncontrolling interest	142	107
Comprehensive income attributable to Morningstar, Inc.	$21,349	$28,149

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in thousands except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$224,892	$163,889
Investments	103,436	157,529
Accounts receivable, less allowance of $676 and $569, respectively	117,744	114,361
Deferred tax asset, net	3,343	3,741
Income tax receivable, net	2,672	14,267
Other	28,091	20,823
Total current assets	480,178	474,610
Property, equipment, and capitalized software, net	91,815	84,022
Investments in unconsolidated entities	35,635	35,305
Goodwill	315,784	320,845
Intangible assets, net	109,717	116,732
Other assets	12,420	10,438
Total assets	$1,045,549	$1,041,952

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$44,777	$43,777
Accrued compensation	36,139	67,317
Deferred revenue	162,074	146,015
Other	242	256
Total current liabilities	243,232	257,365
Accrued compensation	8,569	8,281
Deferred tax liability, net	18,332	21,583
Deferred rent	15,046	15,368
Other long-term liabilities	21,248	12,460
Total liabilities	306,427	315,057

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,487,512 and 46,541,571 shares were outstanding as of March 31, 2013 and December 31, 2012, respectively	5	5
Treasury stock at cost, 5,379,583 shares as of March 31, 2013 and 5,214,070 shares as of December 31, 2012	(312,412)	(301,839)
Additional paid-in capital	528,754	521,285
Retained earnings	520,096	496,354
Accumulated other comprehensive income (loss):
Currency translation adjustment	(47)	8,925
Unrealized gain on available-for-sale investments	1,490	787
Total accumulated other comprehensive income	1,443	9,712
Total Morningstar, Inc. shareholders’ equity	737,886	725,517
Noncontrolling interest	1,236	1,378
Total equity	739,122	726,895
Total liabilities and equity	$1,045,549	$1,041,952
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2013

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2012	46,541,571	$5	$(301,839)	$521,285	$496,354	$9,712	$1,378	$726,895

Net income (loss)		—	—	—	29,618	—	(43)	29,575
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $398		—	—	—	—	1,166	—	1,166
Reclassification of adjustments for gains included in net income, net of income tax of $262		—	—	—	—	(463)	—	(463)
Foreign currency translation adjustment, net		—	—	—	—	(8,972)	(99)	(9,071)
Other comprehensive loss, net		—	—	—	—	(8,269)	(99)	(8,368)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	111,482	—	—	2,006	—	—	—	2,006
Stock-based compensation — restricted stock units		—	—	3,563	—	—	—	3,563
Stock-based compensation — restricted stock		—	—	97	—	—	—	97
Stock-based compensation — stock-options		—	—	123	—	—	—	123
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	1,587	—	—	—	1,587
Common shares repurchased	(165,541)	—	(10,573)	—	—	—	—	(10,573)
Dividends declared — common shares outstanding		—	—	—	(5,784)	—	—	(5,784)
Dividends declared — restricted stock units		—	—	93	(92)	—	—	1

Balance as of March 31, 2013	46,487,512	$5	$(312,412)	$528,754	$520,096	$1,443	$1,236	$739,122

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in thousands)	2013	2012

Operating activities
Consolidated net income	$29,575	$20,113
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	11,339	10,175
Deferred income taxes	(2,934)	(1,453)
Stock-based compensation expense	3,783	3,866
Provision for bad debt	175	525
Equity in net income of unconsolidated entities	(497)	(566)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1,587)	(3,313)
Other, net	(632)	310
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,906)	(7,439)
Other assets	(6,575)	(3,758)
Accounts payable and accrued liabilities	400	703
Accrued compensation	(31,812)	(35,168)
Income taxes—current	14,487	7,369
Deferred revenue	17,769	14,165
Deferred rent	(461)	716
Other liabilities	(451)	(621)
Cash provided by operating activities	26,673	5,624

Investing activities
Purchases of investments	(3,694)	(86,796)
Proceeds from maturities and sales of investments	61,152	80,551
Capital expenditures	(9,118)	(8,994)
Purchases of equity- and cost-method investments	—	(6,750)
Other, net	892	9
Cash provided by (used for) investing activities	49,232	(21,980)

Financing activities
Proceeds from stock-option exercises, net	2,006	3,906
Excess tax benefits from stock-option exercises and vesting of restricted stock units	1,587	3,313
Common shares repurchased	(15,240)	(23,033)
Dividends paid	—	(5,012)
Other, net	(3)	(17)
Cash used for financing activities	(11,650)	(20,843)

Effect of exchange rate changes on cash and cash equivalents	(3,252)	2,110
Net increase (decrease) in cash and cash equivalents	61,003	(35,089)
Cash and cash equivalents—beginning of period	163,889	200,437
Cash and cash equivalents—end of period	$224,892	$165,348

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$627	$5,553
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$1,102	$1,498
Equipment obtained under long-term financing arrangement	$4,860	$—

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board
SEC: Securities and Exchange Commission

2. Correction

In 2012, we identified errors related to purchases of investments and proceeds from maturities and sales of investments included on our Consolidated Statement of Cash Flows for the three months ended March 31, 2012 that had not been previously detected. We did not properly disclose the correct amounts for both categories by equal, but offsetting, amounts. The financial statements have been corrected to increase the purchases of investments and proceeds from maturities and sales of investments as shown in the table below. The error existed in the first quarter of 2012.

The following table shows our previously reported amounts, the correction, and our as corrected amounts:

	Three months ended March 31, 2012
($000)	Previously Reported	Correction	As Corrected
Investing Activities
Purchases of investments	$(344,391)	$257,595	$(86,796)
Proceeds from maturities and sales of investments	$338,146	$(257,595)	$80,551
Cash used for investing activities	$(21,980)	$—	$(21,980)

3. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 3 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

In addition, effective January 1, 2013, we adopted FASB ASU No. 2013-2, Comprehensive Income (Topic 220). The amended guidance requires us to show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statement where net income is presented. The adoption of ASU No. 2013-2 did not have a material effect on our consolidated financial statements.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2012 to March 31, 2013:

($000)
Balance as of December 31, 2012	$320,845
Net change, currency translation	(5,061)
Balance as of March 31, 2013	$315,784

We did not record any significant impairment losses in the first three months of 2013 or 2012. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2013				As of December 31, 2012
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$30,572	$(22,132)	$8,440	9	$30,621	$(21,527)	$9,094	9
Customer-related assets	130,833	(65,110)	65,723	12	132,798	(63,005)	69,793	12
Supplier relationships	240	(99)	141	20	240	(96)	144	20
Technology-based assets	80,644	(45,341)	35,303	9	81,333	(43,809)	37,524	9
Non-competition agreement	1,768	(1,658)	110	4	1,765	(1,588)	177	4
Total intangible assets	$244,057	$(134,340)	$109,717	10	$246,757	$(130,025)	$116,732	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
($000)	2013	2012
Amortization expense	$5,625	$6,055

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2013 and subsequent years as follows:

($000)
2013	$20,977
2014	19,759
2015	18,951
2016	14,360
2017	9,828
2018	7,875

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended March 31
(in thousands, except per share amounts)	2013	2012

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$29,618	$20,137
Less: Distributed earnings available to participating securities	(15)	(16)
Less: Undistributed earnings available to participating securities	(13)	(46)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$29,590	$20,075

Weighted average common shares outstanding	46,406	49,938

Basic net income per share attributable to Morningstar, Inc.	$0.64	$0.40

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$29,590	$20,075
Add: Undistributed earnings allocated to participating securities	13	46
Less: Undistributed earnings reallocated to participating securities	(13)	(45)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$29,590	$20,076

Weighted average common shares outstanding	46,406	49,938
Net effect of dilutive stock options and restricted stock units	408	820
Weighted average common shares outstanding for computing diluted income per share	46,814	50,758

Diluted net income per share attributable to Morningstar, Inc.	$0.63	$0.40

The following table shows the number of weighted average stock options, restricted stock units, and restricted stock excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31
(in thousands)	2013	2012
Weighted average stock options	—	14
Weighted average restricted stock units	9	—
Weighted average restricted stock	—	—
Total	9	14

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

The largest products in this segment based on revenue are Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, Morningstar Structured Credit Ratings, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors that is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that helps institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. Morningstar Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research and Morningstar Credit Ratings, LLC. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. Morningstar Credit Ratings, LLC offers Structured Credit Ratings as well as research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

•	Investment Management. The Investment Management segment includes all of our asset management operations, which earn the majority of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Advisory Services, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, exchange-traded fund, and stock portfolios tailored to meet a range of investment time horizons and risk levels that financial advisors can use for their clients' taxable and tax-deferred accounts. In addition, we offer Managed Portfolios through our subsidiary Ibbotson Associates Australia Limited which provides asset management services primarily to institutional clients and individual investors.

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

The following tables present information about our operating segments and by geographical area:

	Three months ended March 31, 2013
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$136,187	$32,669	$—	$168,856
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	89,869	15,619	7,686	113,174
Stock-based compensation expense	2,499	592	692	3,783
Depreciation and amortization	2,352	24	8,963	11,339
Operating income (loss)	$41,467	$16,434	$(17,341)	$40,560

U.S. capital expenditures				$8,009
Non-U.S. capital expenditures				$1,109

	Three months ended March 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$126,925	$33,834	$—	$160,759
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	93,438	15,953	6,928	116,319
Stock-based compensation expense	2,559	551	756	3,866
Depreciation and amortization	2,244	39	7,892	10,175
Operating income (loss)	$28,684	$17,291	$(15,576)	$30,399

U.S. capital expenditures				$7,397
Non-U.S. capital expenditures				$1,597

	As of March 31, 2013
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$274,631	$41,153	$—	$315,784

	As of December 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$279,164	$41,681	$—	$320,845

External revenue by geographical area
	Three months ended March 31
($000)	2013	2012
United States	$121,413	$114,469

United Kingdom	13,153	13,736
Europe, excluding the United Kingdom	13,167	12,055
Australia	9,352	9,348
Canada	7,736	7,350
Asia, excluding Japan	2,595	2,369
Japan	829	979
Other	611	453
Total Non-U.S.	47,443	46,290

Total	$168,856	$160,759

Long-lived assets by geographical area
	As of March 31	As of December 31
($000)	2013	2012
United States	$69,664	$60,371

United Kingdom	6,517	7,435
Europe, excluding the United Kingdom	2,116	2,356
Australia	1,374	1,402
Canada	1,641	1,773
Asia, excluding Japan	10,291	10,445
Japan	58	84
Other	154	156
Total Non-U.S.	22,151	23,651

Total	$91,815	$84,022

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

	As of March 31	As of December 31
($000)	2013	2012
Available-for-sale	$70,193	$125,786
Held-to-maturity	26,408	26,357
Trading securities	6,835	5,386
Total	$103,436	$157,529

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2013				As of December 31, 2012
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$17,384	$27	$(108)	$17,303	$40,669	$29	$(608)	$40,090
Corporate bonds	30,171	18	(186)	30,003	49,339	36	(292)	49,083
Foreign obligations	2,433	1	(30)	2,404	2,437	1	(19)	2,419
Commercial paper	—	—	—	—	2,000	—	—	2,000
Equity securities and exchange-traded funds	7,351	943	(164)	8,130	19,613	1,359	(323)	20,649
Mutual funds	10,523	1,956	(126)	12,353	10,499	1,092	(46)	11,545
Total	$67,862	$2,945	$(614)	$70,193	$124,557	$2,517	$(1,288)	$125,786

Held-to-maturity:
Certificates of deposit	$26,408	$—	$—	$26,408	$26,357	$—	$—	$26,357

As of March 31, 2013 and December 31, 2012, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2013 and December 31, 2012. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2013		As of December 31, 2012
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$49,988	$49,710	$87,599	$86,784
Due in one to two years	—	—	6,846	6,808
Equity securities, exchange-traded funds, and mutual funds	17,874	20,483	30,112	32,194
Total	$67,862	$70,193	$124,557	$125,786

Held-to-maturity:
Due in one year or less	$26,403	$26,403	$26,352	$26,352
Due in one to three years	5	5	5	5
Total	$26,408	$26,408	$26,357	$26,357

As of March 31, 2013 and December 31, 2012, held-to-maturity investments included a $1,500,000 certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2013	2012
Realized gains	$1,564	$212
Realized losses	(839)	(298)
Realized gains (losses), net	$725	$(86)

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2013	2012
Unrealized gains, net	$318	$428

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of March 31, 2013
	as of	Using Fair Value Hierarchy
($000)	March 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$17,303	$—	$17,303	$—
Corporate bonds	30,003	—	30,003	—
Foreign obligations	2,404	—	2,404	—
Equity securities and exchange-traded funds	8,130	8,130	—	—
Mutual funds	12,353	12,353	—	—
Trading securities	6,835	6,835	—	—
Cash equivalents	9,285	9,285	—	—
Total	$86,313	$36,603	$49,710	$—

	Fair Value	Fair Value Measurements as of December 31, 2012
	as of	Using Fair Value Hierarchy
($000)	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$40,090	$—	$40,090	$—
Corporate bonds	49,083	—	49,083	—
Foreign obligations	2,419	—	2,419	—
Commercial paper	2,000	—	2,000	—
Equity securities and exchange-traded funds	20,649	20,649	—	—
Mutual funds	11,545	11,545	—	—
Trading securities	5,386	5,386	—	—
Cash equivalents	398	398	—	—
Total	$131,570	$37,978	$93,592	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of March 31, 2013 and December 31, 2012.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of March 31	As of December 31
($000)	2013	2012
Investment in MJKK	$21,152	$20,540
Other equity method investments	6,019	6,288
Investments accounted for using the cost method	8,464	8,477
Total investments in unconsolidated entities	$35,635	$35,305

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Osaka Stock Exchange “Hercules Market” under the ticker 4765. We account for our investment in MJKK using the equity method. The following table summarizes our ownership percentage in MJKK and the market value of this investment based on MJKK’s publicly quoted share price:

	As of March 31	As of December 31
	2013	2012
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥5,054,213	¥3,109,579
Equivalent U.S. dollars ($000)	$53,676	$36,227

Other Equity Method Investments. As of March 31, 2013 and December 31, 2012, other equity method investments consist of our investment in Morningstar Sweden AB (Morningstar Sweden), YCharts, Inc. (YCharts), and Inquiry Financial Europe AB (Inquiry Financial). Morningstar Sweden develops and markets products and services customized for investors in Sweden. Our ownership interest in Morningstar Sweden was approximately 24% as of March 31, 2013 and December 31, 2012. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of March 31, 2013 and December 31, 2012. Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of March 31, 2013 and December 31, 2012.

We did not record any impairment losses on our equity method investments in the first three months of 2013 or 2012.

Cost Method Investments. As of March 31, 2013 and December 31, 2012, our cost method investments consist of minority investments in Pitchbook Data, Inc. (Pitchbook) and HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies.

We did not record any impairment losses on our cost method investments in the first three months of 2013 or 2012.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of March 31
(000)	2013
Shares available for future grants	4,741

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the three months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31
($000)	2013	2012
Restricted stock units	$3,563	$3,278
Restricted stock	97	444
Stock options	123	144
Total stock-based compensation expense	$3,783	$3,866

Income tax benefit related to the stock-based compensation expense	$1,030	$930

The following table summarizes the amount of unrecognized stock-based compensation expense as of March 31, 2013 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$26,014	31
Restricted stock	808	25
Stock options	955	25
Total unrecognized stock-based compensation expense	$27,777	30

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

The following table summarizes restricted stock unit activity during the first three months of 2013:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2012	727,145	18,782	745,927	$53.37
Granted	—	—	—	—
Dividend equivalents	—	—	—	—
Vested	(2,586)	—	(2,586)	35.83
Vested but deferred	—	—	—	—
Issued	—	—	—	—
Forfeited	(9,500)	—	(9,500)	53.25
RSUs outstanding—March 31, 2013	715,059	18,782	733,841	53.87

Restricted Stock

In conjunction with our acquisition of Realpoint in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

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

In May 2011, we granted 86,106 stock options under the 2004 Stock Incentive Plan. In November 2011, we granted 6,095 stock options under the 2011 Plan. We estimated the fair value of the options on the date of grant using a Black-Scholes option-pricing model. The weighted average fair value of options granted during 2011 was $23.81 per share, based on the following assumptions:

Assumptions for Black-Scholes Option Pricing Model
Expected life (years):	7.4
Volatility factor:	35.10%
Dividend yield:	0.35%
Interest rate:	2.87%

The following tables summarize stock option activity in the first three months of 2013 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	282,695	$20.55
Granted	—	—
Canceled	—	—
Exercised	(21,410)	20.74
Options outstanding—March 31, 2013	261,285	20.78

Options exercisable—March 31, 2013	261,285	$20.78

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	391,784	$28.98
Granted	—	—
Canceled	(525)	17.73
Exercised	(88,672)	17.11
Options outstanding—March 31, 2013	302,587	32.69

Options exercisable—March 31, 2013	248,487	$27.29

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Three months ended March 31
($000)	2013	2012
Intrinsic value of options exercised	$5,588	$10,905

The table below shows additional information for options outstanding and exercisable as of March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	29,582	0.11	$8.63	$1,813	29,582	0.11	$8.63	$1,813
$20.74- $47.32	462,615	1.90	23.66	21,400	462,615	1.90	23.66	21,400
$57.28 - $59.35	71,675	8.29	57.46	893	17,575	8.29	57.46	203
$8.57 - $59.35	563,872	4.29	27.17	$24,106	509,772	2.02	23.95	$23,416

Vested or Expected to Vest
$8.57 - $59.35	563,872	2.62	$27.17	$24,106

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2013. The intrinsic value is based on our closing stock price of $69.92 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31
($000)	2013	2012
Excess tax benefits related to stock-based compensation	$1,587	$3,313

10. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended March 31
($000)	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$41,505	$31,058
Equity in net income of unconsolidated entities	497	566
Net loss attributable to the noncontrolling interest	43	24
Total	$42,045	$31,648
Income tax expense	$12,427	$11,511
Effective tax rate	29.6%	36.4%

Our effective tax rate in the first quarter of 2013 was 29.6%, a decrease of 6.8 percentage points compared with the prior-year period. The effective tax rate decrease primarily reflects adjustments to certain deferred income tax benefits and reductions in valuation allowances.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2013 and December 31, 2012. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
($000)	2013	2012
Gross unrecognized tax benefits	$13,746	$12,699
Gross unrecognized tax benefits that would affect income tax expense	$13,746	$12,699
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11,389	$10,446

In the first quarter of 2013, we recorded a net increase of $1,047,000 of gross tax benefits.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2013	2012
Current liability	$6,576	$6,568
Non-current liability	6,799	5,659
Total liability for unrecognized tax benefits	$13,375	$12,227

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. federal tax returns and most state tax returns include the years 2008 to the present. In non-U.S. jurisdictions, the statute of limitations generally extends to years prior to 2005.

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The Receiver seeks unspecified damages. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG-for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude us from renewing our motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. In August 2012, the court denied Morningstar's motion to dismiss the Receiver's complaint.

We believe the allegations against Morningstar by the Klass plaintiffs and the Receiver have no legal or factual basis and we plan to vigorously contest the claims. We also intend to refile our affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.

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

12. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the $100 million share repurchase program it announced in 2010. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. In December 2012, the board authorized the company to repurchase an additional $200 million in shares of our outstanding common stock, increasing the repurchase program from $300 million to $500 million with a revised expiration date of December 31, 2014. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of March 31, 2013, we had repurchased a total of 5,222,136 shares for $311,510,000 under this authorization.

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
•the availability of free or low-cost investment information; and
•liability and/or damage to our reputation as a result of some of our currently pending litigation.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2012. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Over our 29-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our growth strategies.

Industry Overview

We monitor developments in the economic and financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

As the economy continued showing signs of improvement and tax fears abated, equity markets were off to a strong start in 2013, particularly in the United States. The Morningstar U.S. Market Index, a broad market benchmark, gained 11.0% in the quarter. The Global Ex-U.S. Index was up a more modest 3.7%.

U.S. mutual fund assets stood at $13.5 trillion as of February 28, 2013, based on data from the Investment Company Institute (ICI), compared with $13.0 trillion as of December 31, 2012. Based on Morningstar's estimated asset flow data, investors added $184 billion to long-term open-end funds during the first quarter and pulled $93 billion from money market funds. While taxable-bond funds continued to garner healthy asset flows, equity funds focusing on U.S. stocks had their first quarter of positive net inflows since the beginning of 2011.

Assets in exchange-traded funds (ETFs) rose to $1.4 trillion as of February 28, 2013, compared with $1.2 trillion as of February 28, 2012, based on data from the ICI.

While we've seen positive momentum in the markets and continued signs of economic growth so far in 2013, we believe the business environment for the financial services industry remains challenging. Firms continue to be cautious about spending against a backdrop of low interest rates, client risk aversion, and increased regulation. Further, the historically low interest-rate environment has put significant pressure on the margins of many firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Consolidated Results

	Three months ended March 31
Key Metrics ($000)	2013	2012	Change
Revenue	$168,856	$160,759	5.0%
Operating income	$40,560	$30,399	33.4%
Operating margin	24.0%	18.9%	5.1	pp

Cash provided by (used for) investing activities	$49,232	$(21,980)	NMF
Cash used for financing activities	$(11,650)	$(20,843)	(44.1)%

Cash provided by operating activities	$26,673	$5,624	374.3%
Capital expenditures	(9,118)	(8,994)	1.4%
Free cash flow	$17,555	$(3,370)	NMF

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

Consolidated Revenue

In the first quarter of 2013, our consolidated revenue increased 5.0% to $168.9 million, compared with $160.8 million in the first quarter of 2012. Currency movements had a slightly negative effect in the quarter, lowering revenue by approximately $0.4 million. We had no incremental revenue during 2013 from acquisitions. Our 2012 results included revenue of $1.2 million from businesses that we sold in 2012 and that did not recur in 2013.

Excluding acquisitions, divestitures, and the effect of foreign currency translations, our consolidated revenue rose $9.7 million, or 6.1%, in the first quarter of 2013. Leading the growth were Morningstar Direct, Morningstar Data, and Structured Credit Ratings. Retirement Solutions and Morningstar Managed Portfolios also contributed to the organic revenue increase, although to a lesser extent. These positive factors helped offset the loss of business from our largest client in the Investment Management segment. As previously announced, a large Investment Advisory Services client moved to in-house management of several fund-of-funds portfolios in April 2012. We recognized about $3.2 million in associated revenue in the first quarter of 2012.

To make it easier for investors to compare our results in different periods, we provide information on both organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations, and revenue from divestitures and acquisitions. We did not complete any acquisitions during the three months ended March 31, 2013. We had two divestitures in the fourth quarter of 2012. We include a divested operation as part of revenue from divestitures for 12 months after we complete the divestiture.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
($000)	2013	2012	Change
Consolidated revenue	$168,856	$160,759	5.0%
Less: acquisitions	—	—	n/a
Less: divestitures	—	(1,163)	NMF
Unfavorable effect of foreign currency translations	440	—	NMF
Organic revenue	$169,296	$159,596	6.1%
 ___________________________________________________________________________________________
n/a — not applicable

Organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International revenue made up 28.1% of our consolidated revenue in the first quarter of 2013, compared with 28.8% in the first quarter of 2012. More than half of our international revenue is from Europe, with most of the remainder from Australia and Canada. Revenue from international operations was up $1.2 million, or 2.5%, to $47.4 million for the first quarter of 2013.

Foreign currency translations had a slightly negative effect on our international revenue. We had no incremental revenue during 2013 from acquisitions. Our 2012 international results included revenue of $1.1 million from businesses that we sold in 2012 and that did not recur in 2013. Excluding acquisitions, divestitures, and the effect of foreign currency translations, international revenue rose 5.9% in the first quarter, reflecting stronger product sales in most regions.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
($000)	2013	2012	Change
International revenue	$47,443	$46,290	2.5%
Less: acquisitions	—	—	n/a
Less: divestitures	—	(1,076)	NMF
Unfavorable effect of foreign currency translations	440	—	NMF
International organic revenue	$47,883	$45,214	5.9%

Consolidated Operating Expense

	Three months ended March 31
($000)	2013	2012	Change
Operating expense	$128,296	$130,360	(1.6)%
% of revenue	76.0%	81.1%	(5.1)	pp

In the first quarter of 2013, our consolidated operating expense decreased $2.1 million, or 1.6%.

General and administrative (G&A) expense in the first three months of 2012 included $1.6 million for an impairment charge for one of our smaller products and a litigation settlement. These expenses did not recur in 2013.

Lower bonus expense of $0.8 million in the first quarter also contributed to the decline in operating expense.

We had approximately 3,445 employees worldwide as of March 31, 2013, compared with 3,495 as of December 31, 2012 and 3,520 as of March 31, 2012. Headcount was down because we closed our Delhi office and consolidated our Indian operations in Mumbai in the first quarter of 2013. In addition, we continue to be cautious about filling open positions, primarily in the United States and Europe.

Intangible amortization expense decreased $0.4 million in the quarter, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. However, depreciation expense rose $1.6 million in the quarter.

Cost of Goods Sold

	Three months ended March 31
($000)	2013	2012	Change
Cost of goods sold	$48,010	$50,316	(4.6)%
% of revenue	28.4%	31.3%	(2.9)	pp
Gross profit	$120,846	$110,443	9.4%
Gross margin	71.6%	68.7%	2.9	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Compensation expense for approximately half of our employees is included in this category.

Cost of goods sold decreased $2.3 million in the first quarter of 2013. Lower compensation expense, including bonus, salaries, and employee benefit costs, contributed $1.5 million to the decrease.

Our gross margin improved 2.9 percentage points in the first quarter of the year as costs in this category decreased and revenue increased.

Development Expense

	Three months ended March 31
($000)	2013	2012	Change
Development expense	$13,640	$13,365	2.1%
% of revenue	8.1%	8.3%	(0.2)	pp

Development expense increased $0.3 million in the first quarter of 2013. We capitalized $1.6 million and $1.7 million of software development expense in the first quarter of 2013 and 2012, respectively, reducing the expense that we would otherwise report in this category. Higher bonus expense of $0.5 million in the first quarter of 2013 was the primary driver of the increase. In 2012, bonus expense of $2.1 million was offset by a $1.0 million reduction in bonus expense related to the prior-year bonus because we paid a smaller portion of the 2011 bonus to employees in this category than we originally estimated.

As a percentage of revenue, development expense was 0.2 percentage points lower in the first three months of 2013.

Sales and Marketing Expense

	Three months ended March 31
($000)	2013	2012	Change
Sales and marketing expense	$27,980	$28,326	(1.2)%
% of revenue	16.6%	17.6%	(1.0)	pp

Sales and marketing expense decreased $0.3 million in the first quarter of 2013. Lower bonus expense of $0.9 million contributed to the decline, partially offset by higher commissions.

As a percentage of revenue, sales and marketing expense was down 1.0 percentage points in the quarter, primarily reflecting lower bonus expense as a percentage of revenue.

General and Administrative Expense

	Three months ended March 31
($000)	2013	2012	Change
General and administrative expense	$27,327	$28,178	(3.0)%
% of revenue	16.2%	17.5%	(1.3)	pp

G&A expense declined $0.9 million in the first quarter of 2013. G&A expense in the first three months of 2012 included about $1.6 million of expense for an impairment charge for one of our smaller products and a litigation settlement. These expenses did not recur in 2013. Higher professional fees partially offset the decline.

Bonus expense was comparable between periods. Current-year bonus expense included in this category was down $0.7 million. However, in the first quarter of 2013, we paid a greater portion of the 2012 bonus to employees in this category compared with our initial estimate, contributing $0.5 million to the bonus expense recorded in the first quarter of 2013.

As a percentage of revenue, G&A expense declined 1.3 percentage points in the first quarter of 2013, primarily reflecting the unfavorable effect of the $1.6 million non-recurring expense on our 2012 results.

Depreciation and Amortization Expense

	Three months ended March 31
($000)	2013	2012	Change
Depreciation expense	$5,714	$4,120	38.7%
Amortization expense	5,625	6,055	(7.1)%
Total depreciation and amortization expense	$11,339	$10,175	11.4%
% of revenue	6.7%	6.3%	0.4	pp

Depreciation expense rose $1.6 million in the first quarter of 2013, primarily related to amortization of software development costs and increased capital expenditures for computer software and hardware for our operations in the United States. Amortization expense decreased $0.4 million in the first quarter of 2013, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $21.0 million in 2013 and $19.8 million in 2014. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was up slightly in the first quarter of 2013.

Stock-Based Compensation Expense

	Three months ended March 31
($000)	2013	2012	Change
Restricted stock units	$3,563	$3,278	8.7%
Restricted stock	97	444	(78.2)%
Stock options	123	144	(14.6)%
Total stock-based compensation expense	$3,783	$3,866	(2.1)%
% of revenue	2.2%	2.4%	(0.2)	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense decreased $0.1 million in the first three months of 2013, and was down slightly as a percentage of revenue compared with the same period in 2012.

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

Restricted Stock: Beginning in 2010, we began recording expense related to restricted stock issued with the acquisition of Morningstar Credit Ratings, LLC. In May 2010, we issued 199,174 shares that will vest over five years from the data of grant. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture or acceleration upon a termination of the holder's employment during the vesting period depending on the circumstances.

Stock Options: We did not grant any stock options in 2012 and 2013. In 2011, we granted 92,201 stock options to our executive officers and non-employee directors. These stock options vest ratably over a four-year period for executive officers and a three-year period for non-employee directors and expire 10 years after the date of grant. Using a Black-Scholes option pricing model, we estimated the fair value of these grants. We amortize this value to stock-based compensation expense ratably over the options' vesting period.

We describe our stock-based compensation in more detail in Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Based on grants of RSUs, stock options, and restricted stock made through March 31, 2013, we anticipate that stock-based compensation expense will be approximately $13.5 million in 2013. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The amount of bonus expense is not a fixed cost. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year revenue and operating income metrics relative to targets. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended March 31
($000)	2013	2012	Change
Bonus expense	$10,526	$11,320	(7.0)%
% of revenue	6.2%	7.0%	(0.8)	pp

Bonus expense, which we include in each of our operating expense categories, decreased $0.8 million in the first quarter of 2013. Bonus expense as a percentage of revenue decreased about 0.8 percentage points in the first quarter of 2013.

Bonus expense for the first three months of both years consisted of both the current-year bonus expense and the true-up related to the prior-year bonus accrual. We adjust the prior-year bonus estimate to the actual bonus payout during the first quarter, which is when the payout occurs. This true-up had an unfavorable effect of $0.7 million on total bonus expense in the first quarter of 2013 and a favorable effect of $0.1 million in the first quarter of 2012.

Consolidated Operating Income

	Three months ended March 31
($000)	2013	2012	Change
Operating income	$40,560	$30,399	33.4%
% of revenue	24.0%	18.9%	5.1	pp

Consolidated operating income increased $10.2 million in the first quarter of 2013 as our operating costs declined $2.1 million and revenue increased $8.1 million. Our operating margin was 24.0%, an increase of 5.1 percentage points compared with the first quarter of 2012.

Lower salary expense as a percentage of revenue contributed approximately 2.1 percentage points to the margin improvement in the first quarter. Lower bonus expense and other compensation costs, primarily employee benefit costs, as a percentage of revenue also contributed to the margin improvement in the first quarter. In addition, the $1.6 million of expense recorded in the first quarter of 2012 related to an impairment charge for one of our smaller products and a litigation settlement lowered our 2012 margin by approximately 1.0 percentage points, favorably affecting the current-year comparison.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
($000)	2013	2012	Change
Cash provided by operating activities	$26,673	$5,624	374.3%
Capital expenditures	(9,118)	(8,994)	1.4%
Free cash flow	$17,555	$(3,370)	NMF

We generated positive free cash flow of $17.6 million in the first quarter of 2013, an increase of $20.9 million compared with negative free cash flow of $3.4 million in the first quarter of 2012.

Cash provided by operating activities: Cash provided by operating activities increased $21.0 million in the first quarter of 2013, reflecting higher net income, adjusted for non-cash items, a $4.9 million decrease in income tax payments, and a $6.3 million decrease in cash paid for bonus.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended March 31
($000)	2013	2012	Change
Consolidated net income	$29,575	$20,113	$9,462
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1,587)	(3,313)	1,726
Depreciation and amortization expense	11,339	10,175	1,164
Stock-based compensation expense	3,783	3,866	(83)
All other non-cash items included in net income	(3,888)	(1,184)	(2,704)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	(36,568)	(42,820)	6,252
Cash paid for income taxes	(627)	(5,553)	4,926
Cash paid for separation agreements	—	(137)	137
Accounts receivable	(5,906)	(7,439)	1,533
Deferred revenue	17,769	14,165	3,604
Income taxes — current	15,114	12,922	2,192
Accrued compensation	4,756	7,789	(3,033)
Other assets	(6,575)	(3,758)	(2,817)
Accounts payable and accrued liabilities	400	703	(303)
All other	(912)	95	(1,007)
Cash provided by operating activities	$26,673	$5,624	$21,049

In the first quarter of 2013, cash provided by operations increased more than the increase in net income adjusted for non-cash items, primarily because of the lower cash paid for bonuses and the timing of income tax payments.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first three months of 2013 and 2012, we classified $1.6 million and $3.3 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $9.1 million for capital expenditures in the first quarter of 2013, primarily for computer hardware and software and internally developed capitalized software. In the first three months of 2013, capital expenditures increased $0.1 million compared with the prior-year period.

Segment Results

	Three months ended March 31
Key Metrics ($000)	2013	2012	Change
Revenue
Investment Information	$136,187	$126,925	7.3%
Investment Management	32,669	33,834	(3.4)%
Consolidated revenue	$168,856	$160,759	5.0%

Operating income (loss)
Investment Information	$41,467	$28,684	44.6%
Investment Management	16,434	17,291	(5.0)%
Intangible amortization and corporate depreciation expense	(8,963)	(7,892)	13.6%
Corporate unallocated	(8,378)	(7,684)	9.0%
Consolidated operating income	$40,560	$30,399	33.4%

Operating margin
Investment Information	30.4%	22.6%	7.8	pp
Investment Management	50.3%	51.1%	(0.8)	pp
Consolidated operating margin	24.0%	18.9%	5.1	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, Morningstar Structured Credit Ratings, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors that is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that help institutional clients build customized websites or enhance their existing sites with our online tools and components. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. Morningstar Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Equity Research and Morningstar Credit Ratings, LLC. We sell Morningstar Equity Research to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. Morningstar Credit Ratings, LLC offers Structured Credit Ratings as well as research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

In the first three months of 2013 and 2012, this segment represented approximately 80% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2013	2012	Change
Revenue	$136,187	$126,925	7.3%
Operating income	$41,467	$28,684	44.6%
Operating margin (%)	30.4%	22.6%	7.8	pp

Revenue

In the first quarter of 2013, Investment Information segment revenue increased $9.3 million, or 7.3%, to $136.2 million. Morningstar Direct, Morningstar Data, and Structured Credit Ratings and Research were the main contributors to revenue growth in the first quarter. Integrated Web Tools and Advisor Workstation (primarily Office Edition) also contributed to the revenue growth, although to a lesser extent.

Morningstar Direct was the largest contributor to the increase in segment revenue and contributed approximately 37% of the organic revenue growth for the segment in the first quarter of 2013. The number of licenses for Morningstar Direct increased to 7,736 worldwide as of March 31, 2013, compared with 6,460 as of March 31, 2012, with strong growth globally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr.

Morningstar Data was the second-largest contributor to the increase in segment revenue in the first quarter of 2013. Morningstar Data's revenue growth reflects strong renewal rates for managed product data as well as new contracts signed in 2012. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Revenue for Morningstar Structured Credit Ratings was up in the first quarter of the year, primarily because of a significant increase in new-issue ratings compared with the prior-year period. We completed 10 new-issue CMBS ratings in the first quarter of 2013, compared with one in the first quarter of 2012.

Higher revenue from Morningstar Integrated Web Tools and Morningstar Advisor Workstation (mainly Morningstar Office) also contributed to the revenue growth, although to a lesser extent. The number of U.S. licenses for Morningstar Advisor Workstation rose slightly to 163,141 as of March 31, 2013 compared with 162,904 as of December 31, 2012 and 159,410 as of March 31, 2012. Lower revenue for Principia partially offset the higher revenue from these two products. Principia subscriptions totaled 25,652 as of March 31, 2013, down from 26,807 as of December 31, 2012 and 29,604 as of March 31, 2012. During the first quarter of 2013, we announced that we are no longer selling new subscriptions to Principia, and we’ve begun migrating Principia clients to Morningstar Advisor Workstation and other Morningstar products that meet their needs. We expect to continue supporting clients on Principia for the next two years.

Revenue for Morningstar.com was up slightly in the first quarter of 2013 because of higher advertising sales, partially offset by lower revenue from paid Premium subscriptions for our non U.S. locations. Premium subscriptions for the U.S. version of Morningstar.com declined to 124,138 as of March 31, 2013, compared with 128,697 as of March 31, 2012, but were up compared with 123,899 as of December 31, 2012. However, consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2013 and 2012, which offset the revenue decline associated with the lower subscription levels.

Operating Income

In the first quarter of 2013, operating income for the Investment Information segment increased $12.8 million, or 44.6%. Operating expense was down $3.5 million in the first quarter of 2013. Lower bonus, salary expense, and employee benefit costs all contributed to the decline in operating expense.

The Investment Information segment's operating margin increased 7.8 percentage points in the first quarter. The margin improvement reflects the higher revenue base and the decrease in operating expense. Lower salary, bonus and employee benefit expense, all as a percentage of revenue, contributed to the margin increase. Lower salary expense contributed approximately 3.6 percentage points to the margin improvement in the quarter, and lower bonus expense contributed an additional 1.5 percentage points to the margin improvement.

Investment Management Segment

The Investment Management segment includes all of our asset management operations, which earn more than half of their revenue from asset-based fees.

The key products and services in this segment based on revenue are Investment Advisory Services, which focuses on investment monitoring and asset allocation for funds of funds, including mutual funds and variable annuities; Retirement Solutions, including the Morningstar Retirement Manager and Advice by Ibbotson platforms; and Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet a range of investment time horizons, risk levels, and investment strategies that financial advisors can use for their clients’ taxable and tax-deferred accounts.

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

We do not disclose a fee range for our Investment Advisory Services and Retirement Solutions businesses because our fee structures vary by client. In addition, we believe disclosing a fee range would be detrimental from a competitive standpoint. We disclose changes in the nature of the underlying services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our periodic filings to the extent that they are material to our financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, that are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

In addition, we offer Managed Portfolios through our subsidiary Ibbotson Associates Australia Limited (Ibbotson Australia), which provides asset management services primarily to institutional clients and individual investors.

In the first three months of 2013 and 2012, this segment represented approximately 20% of our consolidated revenue.

	Three months ended March 31
Key Metrics ($000)	2013	2012	Change
Revenue	$32,669	$33,834	(3.4)%
Operating income	$16,434	$17,291	(5.0)%
Operating margin (%)	50.3%	51.1%	(0.8)	pp

Revenue

Investment Management segment revenue decreased $1.2 million, or 3.4%, in the first quarter of 2013. Our largest client in the Investment Management segment began managing several fund-of-funds portfolios in-house in April 2012. We did not receive any revenue from our work on these portfolios in the first quarter of 2013, compared with about $3.2 million in the first quarter of 2012, which represented about 9.5% of Investment Management segment revenue. This loss of this business was the primary driver of the segment revenue decline.

Excluding the loss of business discussed above, Investment Advisory Services revenue was down about $1.5 million in the first quarter of 2013. Revenue for Morningstar Managed Portfolios and Retirement Solutions both increased in the first quarter of 2013, largely offsetting the revenue decline for Investment Advisory Services.

The variable annuity industry, which accounted for approximately 10% of Investment Management segment revenue in the first quarter of 2013 and 15% of 2012 full-year revenue, continues to face challenges. Accordingly, we expect that there will be further pressure on revenue from clients in the variable annuity industry.

We had approximately $19.7 million in revenue from asset-based fees in the first quarter of 2013, a decrease of $0.5 million compared with $20.2 million in the first quarter of 2012. Within the Investment Management segment, revenue from asset-based fees made up about 60% of segment revenue in the period in both 2013 and 2012.

Total assets under advisement and management were $157.1 billion as of March 31, 2013, a decrease of $36.0 billion from $193.1 billion as of March 31, 2012. As mentioned above, our largest Investment Management client began managing several fund-of-fund portfolios in-house in April 2012. These portfolios represented $12.9 billion of assets as of March 31, 2012. In addition, a change in the scope of services we provide to an existing client during the fourth quarter of 2012 lowered our assets by about $46.9 billion.

The asset totals as of the end of each period don't fully reflect the change in average asset levels during the quarter. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly or monthly data) were approximately $153.3 billion in the first quarter of 2013, down 18% from approximately $187.0 billion in the first quarter of 2012.

Assets under Advisement and Management for Investment Advisory Services

	As of March 31
($ billions)	2013	2012
Assets under advisement – U.S.	$91.2	$143.7
Assets under advisement – International	5.5	4.2
Total	$96.7	$147.9

We provided Investment Advisory Services on approximately $96.7 billion in assets as of March 31, 2013 compared with approximately $94.3 billion as of December 31, 2012 and approximately $147.9 billion as of March 31, 2012.

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

Assets under advisement and management decreased about $51.2 billion, or 34.6%, compared with March 31, 2012. As mentioned above, our largest Investment Management client began managing several fund-of-funds portfolios in-house in April of 2012. In addition, a change in the scope of services we provide to an existing client during the fourth quarter of 2012 lowered our assets by about $46.9 billion. These two portfolios represented $59.8 billion, or 40.4% of our Investment Advisory Services assets under advisement and management as of March 31, 2012. Excluding assets from these two portfolios, assets under advisement and management rose 9.8%, primarily reflecting market performance and asset inflows.

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

Assets under Advisement and Management for Retirement Solutions

	As of March 31
($ billions)	2013	2012
Assets under management	$26.9	$21.3
Assets under advisement	25.0	17.2
Total	$51.9	$38.5

Assets under management for managed retirement accounts increased to $26.9 billion as of March 31, 2013, compared with $25.1 billion as of December 31, 2012 and $21.3 billion as of March 31, 2012. Assets under advisement for plan sponsor and custom target-date arrangements increased to $25.0 billion as of March 31, 2013, compared with $22.1 billion as of December 31, 2012 and $17.2 billion as of March 31, 2012.

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

Morningstar Managed Portfolios

Revenue for Morningstar Managed Portfolios increased $1.4 million in the first quarter of 2013. This growth mainly reflects higher average asset levels during the first three months of 2013 compared with the same period in 2012. Assets under management and advisement for Morningstar Managed Portfolios rose to $5.3 billion as of March 31, 2013, up from $4.7 billion as of December 31, 2012 and $3.6 billion as of March 31, 2012, reflecting strong net inflows and positive market performance.

Ibbotson Australia Managed Portfolios

Revenue for Ibbotson Australia Managed Portfolios increased about $0.4 million in the first three months of 2013. Assets under management for Ibbotson Australia totaled $3.2 billion as of March 31, 2013, down slightly from $3.3 billion as of December 31, 2012, but a slight increase from $3.1 billion as of March 31, 2012.

Operating Income

Operating income for the Investment Management segment decreased $0.9 million, or 5.0%, in the first quarter of 2013 as lower revenue of $1.2 million was only partially offset by lower operating expense. Operating expense in the segment decreased $0.3 million, or 1.9%, in the first quarter of 2013.

Operating margin decreased 0.8 percentage points in the first quarter of 2013, as the revenue decline exceeded the decline in operating expense. Higher bonus expense and commission expense, both as a percentage of revenue, contributed to the margin decline.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category includes capitalization and amortization of internal product development costs and amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended March 31
($000)	2013	2012	Change
Amortization expense	$5,625	$6,055	(7.1)%
Depreciation expense	3,338	1,837	81.7%
Corporate unallocated	8,378	7,684	9.0%
Corporate items	$17,341	$15,576	11.3%

Amortization of intangible assets decreased $0.4 million in the first quarter of 2013, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. As of March 31, 2013, we had $109.7 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $21.0 million in 2013.

Depreciation expense for corporate items increased $1.5 million in 2013 primarily related to increased capital expenditures for our operations in the United States.

Corporate unallocated expense increased $0.7 million in the first quarter of 2013, mainly reflecting higher professional fees and higher salary expense. Corporate unallocated in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. These expenses did not recur in 2013. We capitalized $1.6 million and $1.7 million of expense for software development in the first quarter of 2013 and 2012, respectively.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended March 31
($000)	2013	2012
Equity in net income of unconsolidated entities	$497	$566

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Sweden AB, YCharts, Inc., and beginning in the fourth quarter of 2012, Inquiry Financial Europe AB. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended March 31
($000)	2013	2012
Interest income	$741	$869
Other income (expense), net	204	(210)
Non-operating income, net	$945	$659

Interest income mainly reflects interest from our investment portfolio.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations, realized gains and losses from our investment portfolio, gains and losses on sale of fixed assets, and royalty income from MJKK.

Income Tax Expense

The following table shows our effective tax rate:

	Three months ended March 31
($000)	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$41,505	$31,058
Equity in net income of unconsolidated entities	497	566
Net loss attributable to the noncontrolling interest	43	24
Total	$42,045	$31,648
Income tax expense	$12,427	$11,511
Effective tax rate	29.6%	36.4%

Our effective tax rate in the first quarter of 2013 was 29.6%, a decrease of 6.8 percentage points compared with 36.4% in the prior-year period.

In the first quarter of 2013, we recorded a net increase of $1.0 million of gross tax benefits. As of March 31, 2013, we had $13.7 million of gross unrecognized tax benefits, of which $13.7 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $11.4 million. As of December 31, 2012, we had $12.7 million of gross unrecognized tax benefits, of which $12.7 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10.4 million.

As of March 31, 2013, our Unaudited Condensed Consolidated Balance Sheet included a current liability of approximately $6.6 million and a non-current liability of $6.8 million for unrecognized tax benefits. As of December 31, 2012, our Condensed Consolidated Balance Sheet included a current liability of $6.6 million and a non-current liability of $5.7 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 41% of our cash, cash equivalents, and investments as of March 31, 2013 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2013. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately 25% as of March 31, 2013) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. The proprietary Morningstar portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Approximately 59% of our cash, cash equivalents, and investments as of was held by our operations in the United States as of March 31, 2013, consistent with 58% as of December 31, 2012.

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
In the first three months of 2013, we repurchased a total of 165,541 shares for approximately $10.6 million. As of March 31, 2013, we have repurchased a total of 5,222,136 shares for $311.5 million since we announced the share repurchase program in 2010.

We expect to make a recurring quarterly dividend payment of 12.5 cents per share in 2013. We did not pay dividends in the first three months of 2013 because we opted to pay a fifth dividend in December 2012 instead of January 2013. In February 2013, our board of directors approved a payment of a regular quarterly dividend of 12.5 cents per share payable on April 30, 2013 to shareholders of record as of April 12, 2013. As of March 31, 2013, we recorded a liability for dividends payable of $5.8 million.

Cash, Cash Equivalents, and Investments

As of March 31, 2013, we had cash, cash equivalents, and investments of $328.3 million, an increase of $6.9 million compared with $321.4 million as of December 31, 2012. The increase reflects net income, adjusted for non-cash items, the positive effect of changes in our operating assets and liabilities, and, to a much lesser extent, $3.6 million of cash from stock-option proceeds and excess tax benefits. These items, which increased our cash, cash equivalents, and investments balance, were partially offset by $15.2 million used to repurchase common stock through our share repurchase program, bonus payments of $36.6 million made during the first quarter of 2013 related to the 2012 bonus, and $9.1 million of capital expenditures.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first three months of 2013, cash provided by operating activities was $26.7 million, driven by $39.2 million of net income, adjusted for non-cash items, partially offset by $12.5 million in changes from our net operating assets and liabilities. A decrease in accrued compensation was the primary contributor to the unfavorable impact of changes in our net operating assets and liabilities. The decline in accrued compensation primarily reflects the bonus payments made in the first quarter of 2013 of approximately $36.6 million, partially offset by the current-year bonus liability for the first three months of 2013.

Cash provided by operating activities increased $21.0 million compared with the same period in 2012. The increase primarily reflects the higher net income, adjusted for non-cash items, a $4.9 million decrease in income tax payments, and a $6.3 million decrease in cash paid for bonus. We paid $36.6 million in annual bonuses in the first quarter of 2013, compared with $42.8 million in the prior-year period.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, purchases of equity and cost method investments, cash used for acquisitions, and proceeds from the sale of businesses. The level of investing activities varies from period to period depending on activity in these categories. In the first three months of 2013, cash provided by investing activities was $49.2 million, compared with cash used for investing activities of $22.0 million in the same period of 2012.

In the first three months of 2013, proceeds from the maturity and sale of investments exceeded purchases of investments by $57.5 million. In contrast, purchases of investments exceeded the proceeds from the maturity or sale of investments by $6.2 million in the first three months of 2012. We have used a portion of these proceeds to fund our share repurchase program. As of March 31, 2013 and December 31, 2012, we had investments, consisting primarily of fixed-income securities, of $103.4 million and $157.5 million, respectively. As of March 31, 2013, our investments represented approximately 32% of our total cash, cash equivalents, and investments balance, compared with 49% as of December 31, 2012.

Capital expenditures were $9.1 million in the first three months of 2013, a slight increase of $0.1 million compared with the first three months of 2012. Capital expenditures in the first three months of 2013 reflect spending primarily for computer software and hardware and capitalized software. The capital expenditures in the first three months of 2012 were primarily for computer hardware and software, capitalized software, and an expansion of our office space in Chicago. We expect to make total capital expenditures of approximately $33 million to $43 million in 2013, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software.

We did not complete any acquisitions in the first three months of 2013 or 2012. However, in 2012, we used approximately $6.8 million in cash to acquire a minority equity stake in HelloWallet LLC. In the first three months of 2013, we received cash of approximately $0.8 million for the sale of our investment in Bundle that was completed in the fourth quarter of 2012.

Cash Provided by (Used for) Financing Activities

Cash provided by (used for) financing activities consists primarily of net proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units. These cash inflows may be offset by dividend payments and cash used to repurchase common stock through our share repurchase program.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year we recognize them. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 9 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of March 31, 2013.

Cash used for financing activities was $11.7 million in the first three months of 2013. We used cash of approximately $15.2 million under our share repurchase program in the first three months of 2013. We did not make a dividend payment in the first quarter of 2013 as we paid a fifth dividend in December 2012 instead. Partially offsetting this cash outflow were proceeds from stock-option exercises of $2.0 million and excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $1.6 million.

Cash used for financing activities was $20.8 million in the first three months of 2012. We made purchases of $23.0 million under our share repurchase program in the first three months of 2012. We also paid dividends of $5.0 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $3.9 million, as well as excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $3.3 million.

Employees exercised approximately 0.1 million and 0.2 million stock options in the first three months of 2013 and 2012, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first three months of 2013 and 2012 was $5.6 million and $10.9 million, respectively.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013. We also discuss our significant accounting policies in Note 3 of our Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 19, 2013:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 19, 2013	Projected Beneficial Ownership (1)
Chris Boruff Head of Products Group	3/1/2013	12/31/2013	20,000	Shares to be sold under the plan on specified dates	—	126,185
Steve Kaplan Director	3/4/2013	12/31/2013	6,000	Shares to be sold under the plan on specified dates	—	53,232
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	4,000	64,231
David Williams Managing Director, Design	9/10/2008	12/31/2013	20,000	Shares to be sold under the plan if the stock reaches specified prices	19,000	75,892

During the first quarter of 2013, the previously disclosed Rule 10b5-1 sales plan for Scott Cooley completed in accordance with its terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2013, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2013 and restricted stock units that will vest by May 30, 2013. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2013. Each director and executive officer identified in the table may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of March 31, 2013, our cash, cash equivalents, and investments balance was $328.3 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.1 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2013:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2012	5,056,595	$59.49	5,056,595	$199,063,689
January 1, 2013 – January 31, 2013	165,541	63.85	165,541	$188,490,274
February 1, 2013 – February 28, 2013	—	—	—	$188,490,274
March 1, 2013 – March 31, 2013	—	—	—	$188,490,274
Total	5,222,136	$59.63	5,222,136

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

MORNINGSTAR, INC.

Date: May 1, 2013	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 1, 2013 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________