Form 10-Q
period 2013-06-30
Morningstar, Inc.
filed 2013-07-31
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2013, there were 46,111,853 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in thousands except per share amounts)	2013	2012	2013	2012

Revenue	$175,428	$165,968	$344,284	$326,727

Operating expense (1):
Cost of goods sold	50,273	49,452	98,283	99,768
Development	14,154	12,442	27,794	25,807
Sales and marketing	28,035	27,373	56,015	55,699
General and administrative	28,120	24,946	55,447	53,124
Depreciation and amortization	11,262	10,619	22,601	20,794
Total operating expense	131,844	124,832	260,140	255,192

Operating income	43,584	41,136	84,144	71,535

Non-operating income (expense):
Interest income, net	664	1,260	1,405	2,129
Gain (loss) on sale of investments, reclassified from other comprehensive income	423	37	1,148	(49)
Holding gain upon acquisition of additional ownership of equity method investments	3,713	—	3,713	—
Other expense, net	(1,689)	(302)	(2,210)	(426)
Non-operating income, net	3,111	995	4,056	1,654

Income before income taxes and equity in net income of unconsolidated entities	46,695	42,131	88,200	73,189

Income tax expense	15,955	14,744	28,382	26,255

Equity in net income of unconsolidated entities	360	497	857	1,063

Consolidated net income	31,100	27,884	60,675	47,997

Net loss attributable to the noncontrolling interest	21	4	64	28

Net income attributable to Morningstar, Inc.	$31,121	$27,888	$60,739	$48,025

Net income per share attributable to Morningstar, Inc.:
Basic	$0.67	$0.57	$1.31	$0.97
Diluted	$0.66	$0.56	$1.30	$0.95

Dividends per common share:
Dividends declared per common share	$0.13	$0.10	$0.25	$0.20
Dividends paid per common share	$0.13	$0.10	$0.13	$0.20

Weighted average shares outstanding:
Basic	46,400	49,195	46,403	49,566
Diluted	46,853	49,856	46,756	50,296

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
(1) Includes stock-based compensation expense of:
Cost of goods sold	$1,204	$1,067	$2,407	$2,156
Development	487	465	985	964
Sales and marketing	522	461	1,034	940
General and administrative	1,741	1,741	3,311	3,540
Total stock-based compensation expense	$3,954	$3,734	$7,737	$7,600

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(in thousands)	2013	2012	2013	2012

Consolidated net income	$31,100	$27,884	$60,675	$47,997

Other comprehensive income (loss):
Foreign currency translation adjustment	(7,128)	(8,743)	(16,199)	(1,778)
Unrealized gains on securities, net of tax:
Unrealized holding gains arising during period	(166)	(541)	1,000	368
Reclassification of gains included in net income	(271)	(22)	(734)	33
Other comprehensive loss	(7,565)	(9,306)	(15,933)	(1,377)

Comprehensive income	23,535	18,578	44,742	46,620
Comprehensive (income) loss attributable to noncontrolling interest	64	(46)	206	61
Comprehensive income attributable to Morningstar, Inc.	$23,599	$18,532	$44,948	$46,681

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in thousands except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$169,810	$163,889
Investments	144,973	157,529
Accounts receivable, less allowance of $784 and $569, respectively	110,646	114,361
Deferred tax asset, net	3,590	3,741
Income tax receivable, net	6,492	14,267
Other	26,874	20,823
Total current assets	462,385	474,610
Property, equipment, and capitalized software, net	95,550	84,022
Investments in unconsolidated entities	36,087	35,305
Goodwill	321,425	320,845
Intangible assets, net	112,073	116,732
Other assets	11,537	10,438
Total assets	$1,039,057	$1,041,952

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$47,639	$43,777
Accrued compensation	50,326	67,317
Deferred revenue	155,059	146,015
Other	272	256
Total current liabilities	253,296	257,365
Accrued compensation	8,144	8,281
Deferred tax liability, net	24,072	21,583
Deferred rent	14,457	15,368
Other long-term liabilities	21,812	12,460
Total liabilities	321,781	315,057

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,131,688 and 46,541,571 shares were outstanding as of June 30, 2013 and December 31, 2012, respectively	5	5
Treasury stock at cost, 5,943,566 shares as of June 30, 2013 and 5,214,070 shares as of December 31, 2012	(352,503)	(301,839)
Additional paid-in capital	529,334	521,285
Retained earnings	545,347	496,354
Accumulated other comprehensive income (loss):
Currency translation adjustment	(7,132)	8,925
Unrealized gain on available-for-sale investments	1,053	787
Total accumulated other comprehensive income	(6,079)	9,712
Total Morningstar, Inc. shareholders’ equity	716,104	725,517
Noncontrolling interest	1,172	1,378
Total equity	717,276	726,895
Total liabilities and equity	$1,039,057	$1,041,952
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2013

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2012	46,541,571	$5	$(301,839)	$521,285	$496,354	$9,712	$1,378	$726,895

Net income (loss)		—	—	—	60,739	—	(64)	60,675
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $151		—	—	—	—	1,000	—	1,000
Reclassification of adjustments for gains included in net income, net of income tax of $414		—	—	—	—	(734)	—	(734)
Foreign currency translation adjustment, net		—	—	—	—	(16,057)	(142)	(16,199)
Other comprehensive loss, net		—	—	—	—	(15,791)	(142)	(15,933)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	337,886	—	1,286	(3,633)	—	—	—	(2,347)
Stock-based compensation — restricted stock units		—	—	7,297	—	—	—	7,297
Stock-based compensation — restricted stock		—	—	194	—	—	—	194
Stock-based compensation — stock-options		—	—	246	—	—	—	246
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	3,842	—	—	—	3,842
Common shares repurchased	(747,769)	—	(51,950)	—	—	—	—	(51,950)
Dividends declared — common shares outstanding		—	—	—	(11,563)	—	—	(11,563)
Dividends declared — restricted stock units		—	—	103	(183)	—	—	(80)

Balance as of June 30, 2013	46,131,688	$5	$(352,503)	$529,334	$545,347	$(6,079)	$1,172	$717,276

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in thousands)	2013	2012

Operating activities
Consolidated net income	$60,675	$47,997
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	22,601	20,794
Deferred income taxes	(38)	299
Stock-based compensation expense	7,737	7,600
Provision for bad debts	461	717
Equity in net income of unconsolidated entities	(857)	(1,063)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(3,842)	(4,548)
Holding gain upon acquisition of additional ownership of equity method investments	(3,713)	—
Other, net	688	745
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	524	(4,394)
Other assets	(3,465)	(3,640)
Accounts payable and accrued liabilities	638	652
Accrued compensation	(19,581)	(26,920)
Income taxes—current	13,693	4,525
Deferred revenue	11,023	12,333
Deferred rent	(872)	468
Other liabilities	(537)	(776)
Cash provided by operating activities	85,135	54,789

Investing activities
Purchases of investments	(82,299)	(133,888)
Proceeds from maturities and sales of investments	96,128	161,523
Capital expenditures	(18,881)	(17,922)
Acquisitions, net of cash acquired	(11,125)	—
Proceeds from sale of a business	957	—
Purchases of equity- and cost-method investments	(909)	(6,750)
Other, net	436	—
Cash provided by (used for) investing activities	(15,693)	2,963

Financing activities
Proceeds from stock-option exercises	2,810	4,474
Employee taxes withheld for restricted stock units	(5,157)	(3,693)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	3,842	4,548
Common shares repurchased	(53,937)	(105,439)
Dividends paid	(5,889)	(10,004)
Other, net	(50)	(20)
Cash used for financing activities	(58,381)	(110,134)

Effect of exchange rate changes on cash and cash equivalents	(5,140)	(556)
Net increase (decrease) in cash and cash equivalents	5,921	(52,938)
Cash and cash equivalents—beginning of period	163,889	200,437
Cash and cash equivalents—end of period	$169,810	$147,499

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,511	$21,405

Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$418	$606
Equipment obtained under long-term financing arrangement	$4,860	$—

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

3. Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Increased Ownership Interest in Morningstar Sweden AB

In May 2013, we acquired an additional 76% interest in Morningstar Sweden AB (Morningstar Sweden), increasing our ownership to 100% from 24%. Morningstar’s main offerings in Sweden include Morningstar Direct, Morningstar Data, Integrated Web Tools, and Morningstar.se, an investment information website for individual investors that provides fund and ETF data, portfolio tools, and market analysis. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on May 2, 2013.

Morningstar Sweden's total preliminary estimated fair value of $18,783,000 includes $14,748,000 in cash paid to acquire the remaining 76% interest in Morningstar Sweden and $4,035,000 related to the 24% of Morningstar Sweden we previously held. We determined the preliminary fair value of the previously held 24% investment independent of the acquired controlling interest by applying a minority interest discount based on analysis of comparable transactions. Accordingly, we recorded a preliminary non-cash holding gain of $3,713,000. The gain is included in non-operating income in our Unaudited Condensed Consolidated Statement of Income. The gain is preliminary pending receipt of the final valuation of our previously held investment.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, all of which are preliminary pending receipt of the final valuation:

($000)
Cash and cash equivalents	$3,472
Accounts receivable and other current assets	519
Other non-current assets	244
Intangible assets	9,000
Goodwill	9,940
Deferred revenue	(1,191)
Deferred tax liability	(2,118)
Other current and non-current liabilities	(1,083)
Total fair value of Morningstar Sweden	$18,783

The preliminary allocation includes $9,000,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$9,000	14
Total intangible assets	$9,000	14

We recognized a preliminary deferred tax liability of $2,118,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these intangible assets.

Preliminary goodwill of $9,940,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar's full suite of products and services to investors in Sweden and further leverage Morningstar's global reach, investment databases, and technology expertise.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2012 to June 30, 2013:

($000)
Balance as of December 31, 2012	$320,845
Acquisition of remaining ownership in Morningstar Sweden	9,940
Other, primarily foreign currency translation	(9,360)
Balance as of June 30, 2013	$321,425

We did not record any significant impairment losses in the first six months of 2013 or 2012. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2013				As of December 31, 2012
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,577	$(22,012)	$7,565	9	$30,621	$(21,527)	$9,094	9
Customer-related assets	138,673	(67,508)	71,165	12	132,798	(63,005)	69,793	12
Supplier relationships	240	(102)	138	20	240	(96)	144	20
Technology-based assets	79,720	(46,618)	33,102	9	81,333	(43,809)	37,524	9
Non-competition agreement	1,680	(1,577)	103	4	1,765	(1,588)	177	4
Total intangible assets	$249,890	$(137,817)	$112,073	10	$246,757	$(130,025)	$116,732	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Amortization expense	$5,337	$5,976	$10,962	$12,031

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2013 and subsequent years as follows:

($000)
2013	$21,155
2014	20,174
2015	19,367
2016	14,821
2017	10,362
2018	8,411

Our estimates of future amortization expense for intangible assets may be affected by changes to the preliminary purchase price allocations, additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2013	2012	2013	2012

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$31,121	$27,888	$60,739	$48,025
Less: Distributed earnings available to participating securities	(2)	(12)	(5)	(27)
Less: Undistributed earnings available to participating securities	(9)	(53)	(18)	(88)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$31,110	$27,823	$60,716	$47,910

Weighted average common shares outstanding	46,400	49,195	46,403	49,566

Basic net income per share attributable to Morningstar, Inc.	$0.67	$0.57	$1.31	$0.97

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$31,110	$27,823	$60,716	$47,910
Add: Undistributed earnings allocated to participating securities	9	53	18	88
Less: Undistributed earnings reallocated to participating securities	(9)	(53)	(17)	(87)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$31,110	$27,823	$60,717	$47,911

Weighted average common shares outstanding	46,400	49,195	46,403	49,566
Net effect of dilutive stock options and restricted stock units	453	661	353	730
Weighted average common shares outstanding for computing diluted income per share	46,853	49,856	46,756	50,296

Diluted net income per share attributable to Morningstar, Inc.	$0.66	$0.56	$1.30	$0.95

The following table shows the number of weighted average stock options, restricted stock units, and restricted stock excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30		Six months ended June 30
(in thousands)	2013	2012	2013	2012
Weighted average stock options	—	13	—	13
Weighted average restricted stock units	2	—	22	—
Weighted average restricted stock	—	—	—	—
Total	2	13	22	13

These stock options and restricted stock units could be included in the calculation in the future.

5. Segment and Geographical Area Information

As of June 30, 2013, Morningstar had two operating segments:

•
Investment Information. The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, Morningstar Structured Credit Ratings, Morningstar Equity Research, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors that is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that helps institutional clients build customized websites or enhance their existing sites with Morningstar’s online tools and components. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. Morningstar Equity Research is sold to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. Morningstar Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Credit Ratings, LLC. Morningstar Credit Ratings, LLC offers Structured Credit Ratings as well as research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

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

The following tables present information about our operating segments and by geographical area:

	Three months ended June 30, 2013
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$141,426	$34,002	$—	$175,428
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	91,751	16,856	8,021	116,628
Stock-based compensation expense	2,483	611	860	3,954
Depreciation and amortization	2,343	19	8,900	11,262
Operating income (loss)	$44,849	$16,516	$(17,781)	$43,584

U.S. capital expenditures				$8,241
Non-U.S. capital expenditures				$1,522

	Three months ended June 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$134,749	$31,219	$—	$165,968
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	86,915	17,179	6,385	110,479
Stock-based compensation expense	2,531	529	674	3,734
Depreciation and amortization	2,300	38	8,281	10,619
Operating income (loss)	$43,003	$13,473	$(15,340)	$41,136

U.S. capital expenditures				$6,818
Non-U.S. capital expenditures				$2,110

	Six months ended June 30, 2013
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$277,613	$66,671	$—	$344,284
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	181,620	32,475	15,707	229,802
Stock-based compensation expense	4,982	1,203	1,552	7,737
Depreciation and amortization	4,695	43	17,863	22,601
Operating income (loss)	$86,316	$32,950	$(35,122)	$84,144

U.S. capital expenditures				$16,250
Non-U.S. capital expenditures				$2,631

	Six months ended June 30, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
External revenue	$261,674	$65,053	$—	$326,727
Operating expense, excluding stock-based compensation expense, depreciation, and amortization	180,353	33,132	13,313	226,798
Stock-based compensation expense	5,090	1,080	1,430	7,600
Depreciation and amortization	4,544	77	16,173	20,794
Operating income (loss)	$71,687	$30,764	$(30,916)	$71,535

U.S. capital expenditures				$14,215
Non-U.S. capital expenditures				$3,707

	As of June 30, 2013
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$280,252	$41,173	$—	$321,425

	As of December 31, 2012
($000)	Investment Information	Investment Management	Corporate Items	Total
Goodwill	$279,164	$41,681	$—	$320,845

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
United States	$126,335	$117,952	$247,748	$232,421

United Kingdom	14,015	14,714	27,168	28,450
Europe, excluding the United Kingdom	13,993	12,281	27,160	24,336
Australia	9,176	9,791	18,528	19,139
Canada	7,812	7,397	15,548	14,747
Asia, excluding Japan	2,661	2,366	5,256	4,735
Japan	788	986	1,617	1,965
Other	648	481	1,259	934
Total Non-U.S.	49,093	48,016	96,536	94,306

Total	$175,428	$165,968	$344,284	$326,727

Long-lived assets by geographical area
	As of June 30	As of December 31
($000)	2013	2012
United States	$74,154	$60,371

United Kingdom	6,318	7,435
Europe, excluding the United Kingdom	2,169	2,356
Australia	1,114	1,402
Canada	1,484	1,773
Asia, excluding Japan	10,121	10,445
Japan	51	84
Other	139	156
Total Non-U.S.	21,396	23,651

Total	$95,550	$84,022

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

	As of June 30	As of December 31
($000)	2013	2012
Available-for-sale	$109,687	$125,786
Held-to-maturity	28,343	26,357
Trading securities	6,943	5,386
Total	$144,973	$157,529

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2013				As of December 31, 2012
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$25,277	$11	$(61)	$25,227	$40,669	$29	$(608)	$40,090
Corporate bonds	54,189	8	(302)	53,895	49,339	36	(292)	49,083
Foreign obligations	2,437	—	(41)	2,396	2,437	1	(19)	2,419
Commercial paper	7,484	—	(2)	7,482	2,000	—	—	2,000
Equity securities and exchange-traded funds	8,038	515	(220)	8,333	19,613	1,359	(323)	20,649
Mutual funds	10,615	1,838	(99)	12,354	10,499	1,092	(46)	11,545
Total	$108,040	$2,372	$(725)	$109,687	$124,557	$2,517	$(1,288)	$125,786

Held-to-maturity:
Certificates of deposit	$28,343	$—	$—	$28,343	$26,357	$—	$—	$26,357

As of June 30, 2013 and December 31, 2012, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2013 and December 31, 2012. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2013		As of December 31, 2012
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$49,646	$49,421	$87,599	$86,784
Due in one to two years	39,741	39,579	6,846	6,808
Equity securities, exchange-traded funds, and mutual funds	18,653	20,687	30,112	32,194
Total	$108,040	$109,687	$124,557	$125,786

Held-to-maturity:
Due in one year or less	$28,339	$28,339	$26,352	$26,352
Due in one to three years	4	4	5	5
Total	$28,343	$28,343	$26,357	$26,357

As of June 30, 2013 and December 31, 2012, held-to-maturity investments included a $1,500,000 certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2013	2012
Realized gains	$2,226	$470
Realized losses	(1,078)	(519)
Realized gains (losses), net	$1,148	$(49)

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Six months ended June 30
($000)	2013	2012
Unrealized gains, net	$273	$156

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2013
	as of	Using Fair Value Hierarchy
($000)	June 30, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$25,227	$—	$25,227	$—
Corporate bonds	53,895	—	53,895	—
Foreign obligations	2,396	—	2,396	—
Equity securities and exchange-traded funds	8,333	8,333	—	—
Mutual funds	12,354	12,354	—	—
Trading securities	6,943	6,943	—	—
Cash equivalents	9,489	9,489	—	—
Total	$118,637	$37,119	$81,518	$—

	Fair Value	Fair Value Measurements as of December 31, 2012
	as of	Using Fair Value Hierarchy
($000)	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$40,090	$—	$40,090	$—
Corporate bonds	49,083	—	49,083	—
Foreign obligations	2,419	—	2,419	—
Commercial paper	2,000	—	2,000	—
Equity securities and exchange-traded funds	20,649	20,649	—	—
Mutual funds	11,545	11,545	—	—
Trading securities	5,386	5,386	—	—
Cash equivalents	398	398	—	—
Total	$131,570	$37,978	$93,592	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of June 30, 2013 and December 31, 2012.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of June 30	As of December 31
($000)	2013	2012
Investment in MJKK	$20,900	$20,540
Other equity method investments	6,366	6,288
Investments accounted for using the cost method	8,821	8,477
Total investments in unconsolidated entities	$36,087	$35,305

Morningstar Japan K.K. Morningstar Japan K.K. (MJKK) develops and markets products and services customized for the Japanese market. MJKK’s shares are traded on the Tokyo Stock Exchange under the ticker 47650. We account for our investment in MJKK using the equity method. The following table summarizes our ownership percentage in MJKK and the market value of this investment based on MJKK’s publicly quoted share price:

	As of June 30	As of December 31
	2013	2012
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥9,218,664	¥3,109,579
Equivalent U.S. dollars ($000)	$93,016	$36,227

Other Equity Method Investments. As of June 30, 2013 and December 31, 2012, other equity method investments consist of our investment in YCharts, Inc. (YCharts), and Inquiry Financial Europe AB (Inquiry Financial). YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of June 30, 2013 and December 31, 2012. Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of June 30, 2013 and December 31, 2012.

As of December 31, 2012, other equity-method investments also included our investment in Morningstar Sweden. Our ownership interest and profit-and-loss sharing interest in Morningstar Sweden was 24% at that date. In May 2013, we acquired an additional 76% ownership interest in Morningstar Sweden, increasing our ownership interest to 100%. Upon acquiring the majority ownership, we recorded a non-cash gain of $3,713,000. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Sweden at the date of acquisition. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method. Beginning in May 2013, we consolidate the assets, liabilities, and results of operations of Morningstar Sweden in our Unaudited Condensed Consolidated Financial Statements. See Note 3 for additional information concerning our acquisition of Morningstar Sweden.

We did not record any impairment losses on our equity method investments in the first six months of 2013 or 2012.

Cost Method Investments. As of June 30, 2013 and December 31, 2012, our cost method investments consist of minority investments in Pitchbook Data, Inc. (Pitchbook) and HelloWallet LLC (HelloWallet). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers. HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies.

We did not record any impairment losses on our cost method investments in the first six months of 2013 or 2012.

8. Stock-Based Compensation

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of June 30
(in thousands)	2013
Shares available for future grants	4,521

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Restricted stock units	$3,734	$3,270	$7,297	$6,548
Restricted stock	97	444	194	888
Stock options	123	20	246	164
Total stock-based compensation expense	$3,954	$3,734	$7,737	$7,600

Income tax benefit related to the stock-based compensation expense	$1,068	$882	$2,098	$1,804

The following table summarizes the amount of unrecognized stock-based compensation expense as of June 30, 2013 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$38,079	36
Restricted stock	711	22
Stock options	831	22
Total unrecognized stock-based compensation expense	$39,621	35

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

The following table summarizes restricted stock unit activity during the first six months of 2013:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2012	727,145	18,782	745,927	$53.37
Granted	244,364	—	244,364	69.99
Dividend equivalents	1,357	36	1,393	54.85
Vested	(251,514)	—	(251,514)	49.88
Vested but deferred	—	—	—	—
Issued	—	(2,257)	(2,257)	49.40
Forfeited	(23,605)	—	(23,605)	55.01
RSUs outstanding—June 30, 2013	697,747	16,561	714,308	60.29

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

The following tables summarize stock option activity in the first six months of 2013 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	282,695	$20.55
Granted	—	—
Canceled	(250)	21.04
Exercised	(33,972)	20.82
Options outstanding—June 30, 2013	248,473	21.01

Options exercisable—June 30, 2013	248,473	$21.01

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	391,784	$28.98
Granted	—	—
Canceled	(1,252)	13.71
Exercised	(125,159)	15.89
Options outstanding—June 30, 2013	265,373	35.69

Options exercisable—June 30, 2013	229,326	$32.25

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Six months ended June 30
($000)	2013	2012
Intrinsic value of options exercised	$8,170	$14,531

The table below shows additional information for options outstanding and exercisable as of June 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	735	0.78	$10.95	$49	735	0.78	$10.95	$49
$20.96 - $47.86	441,436	1.65	23.93	23,683	441,436	1.65	23.93	23,683
$57.28 - $59.35	71,675	8.03	57.46	1,442	35,628	8.01	57.37	692
$8.57 - $59.35	513,846	2.54	28.59	$25,174	477,799	2.12	26.40	$24,424

Vested or Expected to Vest
$8.57 - $59.35	513,846	2.54	$28.59	$25,174

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on June 30, 2013. The intrinsic value is based on our closing stock price of $77.58 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits for the six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Excess tax benefits related to stock-based compensation	$2,255	$1,235	$3,842	$4,548

9. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$46,695	$42,131	$88,200	$73,189
Equity in net income of unconsolidated entities	360	497	857	1,063
Net loss attributable to the noncontrolling interest	21	4	64	28
Total	$47,076	$42,632	$89,121	$74,280
Income tax expense	$15,955	$14,744	$28,382	$26,255
Effective tax rate	33.9%	34.6%	31.8%	35.3%

Our effective tax rate in the second quarter of 2013 was 33.9%, a decrease of 0.7 percentage points compared with the prior-year period. The effective tax rate decrease primarily reflects adjustments to certain deferred income tax benefits and reductions in valuation allowances.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2013 and December 31, 2012. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
($000)	2013	2012
Gross unrecognized tax benefits	$14,332	$12,699
Gross unrecognized tax benefits that would affect income tax expense	$14,332	$12,699
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11,877	$10,446

In the first six months of 2013, we recorded a net increase of $1,633,000 of gross tax benefits.

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2013	2012
Current liability	$6,604	$6,568
Non-current liability	7,367	5,659
Total liability for unrecognized tax benefits	$13,971	$12,227

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

10. Contingencies

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
In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The Receiver seeks unspecified damages. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude us from renewing our motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. In August 2012, the court denied Morningstar's motion to dismiss the Receiver's complaint.
We believe the allegations against Morningstar by the Klass plaintiffs and the Receiver have no legal or factual basis and we plan to vigorously contest the claims. We also intend to refile our affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.
We have not provided an estimate of loss or range of loss in connection with this matter because no such estimate can reasonably be made.

Business Logic Holding Corporation
In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic is alleging breach of contract and trade secret misappropriation in connection with Ibbotson's development of a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, also seeking damages and injunctive relief. Business Logic filed a motion for summary judgment on its breach of contract claim, which is pending but has not yet been decided by the Circuit Court.
As noted above, Business Logic's complaint seeks, among other things, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. With regard to compensatory damages, based on the analysis of Ibbotson's retained damages expert (who has assumed, solely for purposes of his analysis, that Business Logic will prevail with regard to the issue of liability), and recognizing the uncertainty inherent in litigation and our intention to continue to vigorously defend the claims made by Business Logic, our best estimate of the range of possible loss is between $0 and $5.4 million, excluding punitive damages or attorneys' fees, both of which are recoverable in certain circumstances under the Illinois Trade Secrets Act. Business Logic's retained damages expert (who has also assumed for purposes of her estimate that Business Logic will prevail with regard to the issue of liability) has, however, estimated compensatory damages of $84 million, excluding punitive damages or attorneys' fees. We dispute the conclusions reached and the methods employed by Business Logic's expert.
With regard to Business Logic's claim for injunctive relief, no reasonable estimate of loss or range of loss is possible.
Morningstar and Ibbotson continue to vigorously contest all the claims against them in this matter. We cannot, however, predict the outcome of the proceeding.
In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.
11. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved an increase to the $100 million share repurchase program it announced in 2010. The board approval authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. In December 2012, the board authorized the company to repurchase an additional $200 million in shares of our outstanding common stock, increasing the repurchase program from $300 million to $500 million with a revised expiration date of December 31, 2014. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of June 30, 2013, we had repurchased a total of 5,804,364 shares for $352,886,000 under this authorization.

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

As of the second quarter of 2013, we currently have two operating segments: The Investment Information segment includes all of our data, software, and research products and services. These products and services are typically sold through subscriptions or license agreements. The Investment Management segment includes all of our asset management operations, which are registered investment advisors and earn more than half of their revenue from asset-based fees.

Beginning in the third quarter of 2013, we will begin reporting based on one operating segment to reflect our shift to a more centralized organizational structure. We will continue to report revenue for our two main product groups: Information Products and Investment Management.

Over our 29-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our growth strategies. During the second quarter of 2013, we also acquired the remaining ownership interest in Morningstar Sweden AB to become the sole owner.

Industry Overview

We monitor developments in the economic and financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

Market volatility increased during the second quarter of 2013 as fears about central-bank actions across the globe made investors increasingly cautious. After strong gains in the first quarter, the Morningstar U.S. Market Index, a broad market benchmark, was up a more modest 2.7% in the second quarter of 2013. The Global Ex-U.S. Index was down 3.1%.

U.S. mutual fund assets stood at $13.9 trillion as of May 31, 2013, based on data from the Investment Company Institute (ICI), compared with $13.0 trillion as of December 31, 2012. Based on Morningstar's estimated asset flow data, investors withdrew $47 billion from long-term open-end funds in June 2013, driven entirely by heavy outflows from taxable and municipal bond funds. For the second quarter overall, investors added about $27 billion to long-term open-end funds, down from $184 billion in the first quarter.

Assets in exchange-traded funds (ETFs) rose to $1.5 trillion as of May 31, 2013, compared with $1.1 trillion as of May 31, 2012, based on data from the ICI.

For the first half of 2013, new issuance of commercial mortgage-backed securities (CMBS) totaled $50.6 billion, compared with $65.0 billion for full-year 2012. Morningstar Credit Ratings, a Nationally Recognized
Statistical Rating Organization and the structured credit research and ratings subsidiary of Morningstar, Inc. was engaged to provide ratings on 20 new-issue rating deals for the year to date through June 30, 2013, with a rated balance of $12.5 billion.

In July 2013, the United States Department of Labor (DOL) revised the definition of "Rating Agency" in its amended requirements for the Exemption From Certain Prohibited Transaction Restrictions of the Employee Retirement Income Security Act of 1974 (ERISA), commonly referred to as the “Underwriter Exemptions”, to eliminate any specific reference to a particular credit rating agency. The amended exemption increases the ability of employee benefit plans to invest in structured credit securities that carry ratings issued by Morningstar Credit Ratings.

While economic growth has generally improved in 2013, we believe the business environment for the financial services industry remains challenging. Firms continue to be cautious about spending against a backdrop of low interest rates, client risk aversion, and increased regulation. Further, the historically low interest-rate environment has put significant pressure on the margins of many firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Three and Six Months Ended June 30, 2013 vs. Three and Six Months Ended June 30, 2012

Consolidated Results

	Three months ended June 30			Six months ended June 30
Key Metrics ($000)	2013	2012	Change	2013	2012	Change
Revenue	$175,428	$165,968	5.7%	$344,284	$326,727	5.4%
Operating income	$43,584	$41,136	6.0%	$84,144	$71,535	17.6%
Operating margin	24.8%	24.8%	—	24.4%	21.9%	2.5	pp

Cash provided by (used for) investing activities	$(64,925)	$24,943	NMF	$(15,693)	$2,963	NMF
Cash used for financing activities	$(46,731)	$(89,291)	(47.7)%	$(58,381)	$(110,134)	(47.0)%

Cash provided by operating activities	$58,462	$49,165	18.9%	$85,135	$54,789	55.4%
Capital expenditures	(9,763)	(8,928)	9.4%	(18,881)	(17,922)	5.4%
Free cash flow	$48,699	$40,237	21.0%	$66,254	$36,867	79.7%

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

Consolidated Revenue

In the second quarter of 2013, our consolidated revenue increased 5.7% to $175.4 million, compared with $166.0 million in the second quarter of 2012. Currency movements had a slightly negative effect in the quarter, lowering revenue by approximately $0.7 million. We had $0.9 million of revenue during 2013 from acquisitions. Our 2012 results included revenue of $1.5 million from businesses that we sold in 2012 and that did not recur in 2013.

Excluding acquisitions, divestitures, and the effect of foreign currency translations, our consolidated revenue rose $10.8 million, or 6.6%, in the second quarter of 2013. Leading the growth were Morningstar Direct, Morningstar Managed Portfolios, Retirement Solutions, and Morningstar Data.

Revenue for the first half of the year increased 5.4% to $344.3 million. Currency movements had a slightly negative effect in the first half, lowering revenue by approximately $1.2 million. We had $0.9 million of revenue during the first half of 2013 from acquisitions. Our 2012 results included revenue of $2.7 million from businesses that we sold in 2012 and that did not recur in 2013.

Excluding acquisitions, divestitures, and the effect of foreign currency translations, our consolidated revenue rose $20.5 million, or 6.3%, in the first half of 2013. Leading the growth were Morningstar Direct, Morningstar Data, Morningstar Managed Portfolios, and Retirement Solutions.

The positive product trends mentioned above for both the second quarter and first half of 2013 helped offset the loss of business from our largest client in the Investment Management segment. As previously announced, a large Investment Advisory Services client moved to in-house management of several fund-of-funds portfolios in April 2012. We recognized about $0.6 million and $3.8 million in revenue in the second quarter and first half of 2012, respectively, associated with our work on these portfolios.

To make it easier for investors to compare our results in different periods, we provide information on organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations, and revenue from divestitures and acquisitions. We had one acquisition during the six months ended June 30, 2013. We had two divestitures in the fourth quarter of 2012. We include a divested operation as part of revenue from divestitures for 12 months after we complete the divestiture.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Consolidated revenue	$175,428	$165,968	5.7%	$344,284	$326,727	5.4%
Less: acquisitions	(867)	—	NMF	(867)	—	NMF
Less: divestitures	—	(1,500)	NMF	—	(2,663)	NMF
Unfavorable effect of foreign currency translations	749	—	NMF	1,189	—	NMF
Organic revenue	$175,310	$164,468	6.6%	$344,606	$324,064	6.3%
 ___________________________________________________________________________________________
NMF - not meaningful

Organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International revenue made up about 28% of our consolidated revenue in the second quarter and first half of 2013, compared with about 29% in the second quarter and first half of 2012. More than half of our international revenue is from Europe, with most of the remainder from Australia and Canada. Revenue from international operations was up $1.1 million, or 2.2%, to $49.1 million for the second quarter of 2013 compared to $48.0 in the second quarter of 2012. Revenue from international operations rose $2.2 million, or 2.4%, to $96.5 million in the first half of 2013 compared to $94.3 million in the first half of 2012.

Foreign currency translations had a slightly negative effect on our international revenue. We had $0.9 million in incremental revenue during the second quarter and first half of 2013 from acquisitions. Our second quarter and first six months of 2012 international results included revenue of $1.4 million and $2.5 million, respectively, from businesses that we sold in 2012 and that did not recur in 2013. Excluding acquisitions, divestitures, and the effect of foreign currency translations, international revenue rose 5.0% in the second quarter and 5.5% in the first half of 2013, reflecting stronger product sales in most regions.

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

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
International revenue	$49,093	$48,016	2.2%	$96,536	$94,306	2.4%
Less: acquisitions	(867)	—	NMF	(867)	—	NMF
Less: divestitures	—	(1,385)	NMF	—	(2,461)	NMF
Unfavorable effect of foreign currency translations	749	—	NMF	1,189	—	NMF
International organic revenue	$48,975	$46,631	5.0%	$96,858	$91,845	5.5%

Consolidated Operating Expense

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Operating expense	$131,844	$124,832	5.6%	$260,140	$255,192	1.9%
% of revenue	75.2%	75.2%	—	75.6%	78.1%	(2.5)	pp

In the second quarter of 2013, our consolidated operating expense increased $7.0 million, or 5.6%. For the first six months of 2013, operating expense increased $4.9 million, or 1.9%. Higher salary expense of $2.8 million and $2.3 million was the primary driver of the increase in total operating expense in the quarter and first half of 2013, respectively. Of the increase in salary expense, approximately $1.5 million resulted from moving up the timing of annual salary increases this year to April from July. Salary increases made in July 2012 also contributed to the higher salary expense. Higher bonus expense of $2.2 million and $1.4 million also contributed to the increase in both the second quarter and first half of 2013, respectively. The bonus expense increase mainly reflects the comparison from unusually low expense in the second quarter of 2012. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year revenue and operating income metrics relative to internal targets.

We had approximately 3,425 employees worldwide as of June 30, 2013, compared with 3,495 as of December 31, 2012 and 3,490 as of June 30, 2012.

Intangible amortization expense decreased $0.6 million in the quarter and $1.1 million in the first half of the year, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. However, depreciation expense rose $1.3 million in the second quarter and $2.9 million in the first half of the year, primarily driven by amortization of software development costs and higher capital expenditures for computer software in the United States.

General and administrative (G&A) expense in the first half of 2012 included $1.6 million of combined expense for an impairment charge for one of our smaller products and a litigation settlement. These expenses did not recur in 2013.

Cost of Goods Sold

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
Cost of goods sold	$50,273	$49,452	1.7%		$98,283	$99,768	(1.5)%
% of revenue	28.7%	29.8%	(1.1)	pp	28.5%	30.5%	(2.0)	pp
Gross profit	$125,155	$116,516	7.4%		$246,001	$226,959	8.4%
Gross margin	71.3%	70.2%	1.1	pp	71.5%	69.5%	2.0	pp

Cost of goods sold is our largest category of operating expense, representing more than one-third of our total operating expense. Our business relies heavily on human capital, and cost of goods sold includes the compensation expense for employees who produce our products and services. Compensation expense for approximately half of our employees is included in this category.

Cost of goods sold increased $0.8 million in the second quarter of 2013 and decreased $1.5 million in the first half of 2013. Higher salary expense was the primary contributor to the increase in the second quarter.

Our gross margin improved 1.1 percentage points in the second quarter and 2.0 percentage points in the first half of the year as revenue increased faster than our cost basis in this category.

Development Expense

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
Development expense	$14,154	$12,442	13.8%		$27,794	$25,807	7.7%
% of revenue	8.1%	7.5%	0.6	pp	8.1%	7.9%	0.2	pp

Development expense increased $1.7 million in the second quarter of 2013 and $2.0 million in the first six months of 2013. We capitalized $2.2 million and $3.8 million of software development expense in the second quarter and first half of 2013, respectively, reducing the expense that we would otherwise report in this category. In comparison, we capitalized $2.4 million and $4.1 million in the second quarter and first six months of 2012, respectively. Higher salary expense of $0.9 million in the second quarter of 2013 and $1.0 million in the first half of the year was the primary driver of the increase. Higher bonus expense also contributed to the increase, although to a lesser extent.

As a percentage of revenue, development expense was 0.6 percentage points higher in the second quarter of 2013 and 0.2 percentage points higher in the first half of 2013.

Sales and Marketing Expense

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
Sales and marketing expense	$28,035	$27,373	2.4%		$56,015	$55,699	0.6%
% of revenue	16.0%	16.5%	(0.5)	pp	16.3%	17.0%	(0.7)	pp

Sales and marketing expense increased $0.7 million in the second quarter of 2013 and $0.3 million in the first half of 2013. Higher commissions of $1.0 million and $1.9 million in the second quarter and first half of 2013, respectively, contributed to the increase. Lower bonus expense, advertising and marketing expense, and travel expense partially offset the increase in operating expense in the first half of the year.

As a percentage of revenue, sales and marketing expense was down 0.5 percentage points in the second quarter and 0.7 percentage points for the first half of 2013, primarily reflecting lower bonus expense as a percentage of revenue.

General and Administrative Expense

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
General and administrative expense	$28,120	$24,946	12.7%		$55,447	$53,124	4.4%
% of revenue	16.0%	15.0%	1.0	pp	16.1%	16.3%	(0.2)	pp

G&A expense increased $3.2 million in the second quarter of 2013 and $2.3 million in the first half of 2013. Higher professional fees, rent expense, bonus expense, and salary expense contributed to the increase in the second quarter and first half of 2013. G&A expense in the first half of 2012 included about $1.6 million of expense for an impairment charge for one of our smaller products and a litigation settlement. These expenses did not recur in 2013.

Bonus expense was up $0.9 million in the first half of 2013. However, in the first quarter of 2013, we paid a greater portion of the 2012 bonus to employees in this category compared with our initial estimate, contributing $0.5 million to the bonus expense recorded in the first half of 2013.

As a percentage of revenue, G&A expense increased 1.0 percentage points in the second quarter of 2013. As a percentage of revenue, G&A expense declined 0.2 percentage points in the first half of 2013, primarily reflecting the unfavorable effect of the $1.6 million non-recurring expense on our 2012 results.

Depreciation and Amortization Expense

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Depreciation expense	$5,925	$4,643	27.6%	$11,639	$8,763	32.8%
Amortization expense	5,337	5,976	(10.7)%	10,962	12,031	(8.9)%
Total depreciation and amortization expense	$11,262	$10,619	6.1%	$22,601	$20,794	8.7%
% of revenue	6.4%	6.4%	—	6.6%	6.4%	0.2	pp

Depreciation expense rose $1.3 million in the second quarter of 2013 and $2.9 million in the first half of the year, primarily related to amortization of software development costs and increased capital expenditures for computer software for our operations in the United States. Amortization expense decreased $0.6 million in the second quarter of 2013 and $1.1 million in the first half of 2013, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $21.2 million in 2013 and $20.2 million in 2014. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was unchanged in the second quarter and up slightly in the first half of 2013.

Stock-Based Compensation Expense

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
Total stock-based compensation expense	$3,954	$3,734	5.9%		$7,737	$7,600	1.8%
% of revenue	2.3%	2.2%	0.1	pp	2.2%	2.3%	(0.1)	pp

Our stock-based compensation expense relates to grants of restricted stock units (RSUs), restricted stock, and stock options. We include this cost in each of our operating expense categories. Stock-based compensation expense increased $0.1 million in the first six months of 2013, and was down slightly as a percentage of revenue compared with the same period in 2012.

We describe our stock-based compensation in more detail in Note 8 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Based on grants of RSUs, stock options, and restricted stock made through June 30, 2013, we anticipate that stock-based compensation expense will be approximately $16.0 million in 2013. This amount is subject to change based on additional equity grants or changes in our estimated forfeiture rate related to these grants.

Bonus Expense

The amount of bonus expense is not a fixed cost. We review and update our estimates and the bonus pool size quarterly, primarily based on our expectations for full-year revenue and operating income metrics relative to internal targets. We record bonus expense throughout the year and pay annual bonuses to employees in the first quarter of the following year.

	Three months ended June 30				Six months ended June 30
($000)	2013	2012	Change		2013	2012	Change
Bonus expense	$9,628	$7,398	30.1%		$20,154	$18,718	7.7%
% of revenue	5.5%	4.5%	1.0	pp	5.9%	5.7%	0.2	pp

Bonus expense, which we include in each of our operating expense categories, increased $2.2 million in the second quarter of 2013 and $1.4 million in the first half of 2013. The increase mainly reflects the comparison from unusually low expense in the second quarter of 2012. Bonus expense as a percentage of revenue increased about 1.0 percentage points in the second quarter of 2013 and 0.2 percentage points in the first half of 2013.

Consolidated Operating Income

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Operating income	$43,584	$41,136	6.0%	$84,144	$71,535	17.6%
% of revenue	24.8%	24.8%	—	24.4%	21.9%	2.5	pp

Consolidated operating income increased $2.4 million in the second quarter of 2013 as our operating costs increased $7.0 million and revenue increased $9.5 million. Our operating margin was 24.8%, unchanged compared with the second quarter of 2012.

Consolidated operating income increased $12.6 million in the first six months of 2013 as our operating costs grew $4.9 million and revenue increased $17.6 million. Our operating margin was 24.4%, an increase of 2.5 percentage points compared with the first six months of 2012.

Lower salary expense as a percentage of revenue contributed approximately 1.2 percentage points to the margin improvement in the first half of 2013. In addition, the $1.6 million of expense recorded in the first quarter of 2012 related to an impairment charge for one of our smaller products and a litigation settlement lowered our 2012 margin by approximately 0.5 percentage points, favorably affecting the current-year comparison.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Cash provided by operating activities	$58,462	$49,165	18.9%	$85,135	$54,789	55.4%
Capital expenditures	(9,763)	(8,928)	9.4%	(18,881)	(17,922)	5.4%
Free cash flow	$48,699	$40,237	21.0%	$66,254	$36,867	79.7%

We generated positive free cash flow of $48.7 million in the second quarter of 2013, an increase of $8.5 million compared with free cash flow of $40.2 million in the second quarter of 2012. We generated positive free cash flow of $66.3 million in the first half of 2013, an increase of $29.4 million compared with free cash flow of $36.9 million in the first half of 2012.

To provide investors with additional insight into our financial results, we provide a comparison between the change in consolidated net income and the change in operating cash flow:

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Consolidated net income	$31,100	$27,884	$3,216	$60,675	$47,997	$12,678
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2,255)	(1,235)	(1,020)	(3,842)	(4,548)	706
Depreciation and amortization expense	11,262	10,619	643	22,601	20,794	1,807
Stock-based compensation expense	3,954	3,734	220	7,737	7,600	137
Holding gain upon acquisition of additional ownership of equity method investment	(3,713)	—	(3,713)	(3,713)	—	(3,713)
All other non-cash items included in net income	4,142	1,882	2,260	254	698	(444)
Changes in operating assets and liabilities, net of effects of acquisitions:
Cash paid for bonuses	—	—	—	(36,568)	(42,820)	6,252
Cash paid for income taxes	(13,867)	(16,485)	2,618	(14,511)	(21,405)	6,894
Cash paid for separation agreements	—	—	—	—	(137)	137
Accounts receivable	6,430	3,045	3,385	524	(4,394)	4,918
Deferred revenue	(6,746)	(1,832)	(4,914)	11,023	12,333	(1,310)
Income taxes — current	13,073	13,641	(568)	28,204	25,930	2,274
Accrued compensation	12,231	8,248	3,983	16,987	16,037	950
Other assets	3,110	118	2,992	(3,465)	(3,640)	175
Accounts payable and accrued liabilities	238	(51)	289	638	652	(14)
All other	(497)	(403)	(94)	(1,409)	(308)	(1,101)
Cash provided by operating activities	$58,462	$49,165	$9,297	$85,135	$54,789	$30,346

In the second quarter of 2013, cash provided by operations increased more than the increase in net income adjusted for non-cash items, primarily because of the positive cash flow effect of operating assets and liabilities and the timing of income tax payments.

In the first half of 2013, cash provided by operations increased more than the increase in net income adjusted for non-cash items, primarily because of the lower cash paid for bonuses and the timing of income tax payments.

FASB ASC 718, Compensation—Stock Compensation, requires that we classify excess tax benefits as a financing activity, which contributes to the difference between net income and cash from operations. In the first six months of 2013 and 2012, we classified $3.8 million and $4.5 million, respectively, of excess tax benefits as financing activities. We describe these excess tax benefits in the Liquidity and Capital Resources section.

Capital expenditures: We spent $9.8 million for capital expenditures in the second quarter of 2013 and $18.9 million in the first six months of 2013, primarily for computer hardware and software and internally developed capitalized software. In the first six months of 2013, capital expenditures increased $1.0 million compared with the prior-year period.

Segment Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2013	2012	Change		2013	2012	Change
Revenue
Investment Information	$141,426	$134,749	5.0%		$277,613	$261,674	6.1%
Investment Management	34,002	31,219	8.9%		66,671	65,053	2.5%
Consolidated revenue	$175,428	$165,968	5.7%		$344,284	$326,727	5.4%

Operating income (loss)
Investment Information	$44,849	$43,003	4.3%		$86,316	$71,687	20.4%
Investment Management	16,516	13,473	22.6%		32,950	30,764	7.1%
Intangible amortization and corporate depreciation expense	(8,900)	(8,281)	7.5%		(17,863)	(16,173)	10.4%
Corporate unallocated	(8,881)	(7,059)	25.8%		(17,259)	(14,743)	17.1%
Consolidated operating income	$43,584	$41,136	6.0%		$84,144	$71,535	17.6%

Operating margin
Investment Information	31.7%	31.9%	(0.2)	pp	31.1%	27.4%	3.7	pp
Investment Management	48.6%	43.2%	5.4	pp	49.4%	47.3%	2.1	pp
Consolidated operating margin	24.8%	24.8%	—		24.4%	21.9%	2.5	pp

Investment Information Segment

The Investment Information segment includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements.

The largest products in this segment based on revenue are Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar.com, Morningstar Integrated Web Tools, Morningstar Structured Credit Ratings, Morningstar Equity Research, and Morningstar Principia. Morningstar Data is a set of investment data spanning all of our investment databases, including real-time pricing and commodity data, and is available through electronic data feeds. Advisor Workstation is a web-based investment planning system for advisors that is available in two editions: Morningstar Office for independent financial advisors and an enterprise edition for financial advisors affiliated with larger firms. Morningstar Direct is a web-based institutional research platform. Morningstar.com includes both Premium Memberships and Internet advertising sales. Morningstar Integrated Web Tools is a set of services that help institutional clients build customized websites or enhance their existing sites with our online tools and components. Morningstar Structured Credit Ratings is provided by Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization specializing in structured finance. Morningstar Equity Research is sold to companies that purchase our research for their own use or provide our research to their affiliated advisors or individual investor clients. Morningstar Principia is our CD-ROM-based investment research and planning software for advisors.

The Investment Information segment also includes Morningstar Credit Ratings, LLC. Morningstar Credit Ratings, LLC offers Structured Credit Ratings as well as research, surveillance services, and data to help institutional investors identify risk in commercial mortgage-backed securities (CMBS).

We also offer a variety of financial communications and newsletters, other institutional and advisor software, and investment indexes.

In the first six months of 2013 and 2012, this segment represented approximately 80% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2013	2012	Change		2013	2012	Change
Revenue	$141,426	$134,749	5.0%		$277,613	$261,674	6.1%
Operating income	$44,849	$43,003	4.3%		$86,316	$71,687	20.4%
Operating margin (%)	31.7%	31.9%	(0.2)	pp	31.1%	27.4%	3.7	pp

Revenue

In the second quarter of 2013, Investment Information segment revenue increased $6.7 million, or 5.0%, to $141.4 million. Morningstar Direct was the main contributor to revenue growth in the second quarter. Morningstar Data, Advisor Workstation, and Morningstar.com also contributed to the revenue growth, although to a lesser extent.

In the first half of 2013, Investment Information segment revenue increased $15.9 million, or 6.1%, to $277.6 million. Morningstar Direct and Morningstar Data were the main contributors to revenue growth. Morningstar Advisor Workstation, Structured Credit Ratings, and Morningstar Integrated Web Tools also contributed to the revenue growth, although to a lesser extent.

Morningstar Direct contributed approximately 46% and 41% of the organic revenue growth for the segment in the second quarter of and first half of 2013, respectively. The number of licenses for Morningstar Direct increased to 8,055 worldwide as of June 30, 2013, compared with 6,771 as of June 30, 2012, with strong growth globally. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr.

Morningstar Data was the second-largest contributor to the increase in segment revenue in the second quarter and first half of 2013. Morningstar Data's revenue growth reflects strong renewal rates for managed product data as well as new contracts signed in 2012. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data and commodity data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Higher revenue from Morningstar Advisor Workstation (mainly Morningstar Office) and Morningstar Integrated Web Tools also contributed to the revenue growth, although to a lesser extent. The number of U.S. licenses for Morningstar Advisor Workstation rose slightly to 164,923 as of June 30, 2013 compared with 162,904 as of December 31, 2012 and 160,145 as of June 30, 2012. Lower revenue for Principia partially offset the higher revenue from these two products. Principia subscriptions totaled 22,464 as of June 30, 2013, down from 26,807 as of December 31, 2012 and 28,599 as of June 30, 2012. During the first quarter of 2013, we announced that we are no longer selling new subscriptions to Principia, and we’ve begun migrating Principia clients to Morningstar Advisor Workstation and other Morningstar products that meet their needs. We expect to continue supporting clients on Principia until the end of 2014.

Revenue for Morningstar.com was up in both periods of 2013 because of higher advertising sales during the second quarter of 2013, mainly in the United States. Premium subscriptions for the U.S. version of Morningstar.com declined to 123,881 as of June 30, 2013, compared with 126,410 as of June 30, 2012, and 123,899 as of December 31, 2012. Consistent with the trend over the past few years, we moderately increased subscription prices for U.S. Premium Membership in both January 2013 and 2012, which offset the revenue decline associated with the lower subscription levels.

Higher revenue for Morningstar Structured Credit Ratings also contributed to the growth in revenue in the first half of the year, primarily because of a significant increase in new-issue ratings compared with the prior-year period. We completed 20 new-issue CMBS ratings in the first six months of 2013, compared with eight in the first six months of 2012.

Operating Income

In the second quarter of 2013, operating income for the Investment Information segment increased $1.8 million, or 4.3%. Operating expense was up $4.8 million in the second quarter of 2013, mainly because of higher bonus and salary expense.

In the first half of 2013, operating income for the Investment Information segment increased $14.6 million, or 20.4%. Operating expense was up $1.3 million, or 0.7% in the first half of 2013.

The Investment Information segment's operating margin decreased 0.2 percentage points in the second quarter and increased 3.7 percentage points in the first half of the year. The margin improvement in the first half of the year reflects the higher revenue base as well as lower salary expense as a percentage of revenue. Lower salary expense contributed approximately 2.1 percentage points to the margin improvement in the first half of the year.

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

In the first six months of 2013 and 2012, this segment represented approximately 20% of our consolidated revenue.

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2013	2012	Change		2013	2012	Change
Revenue	$34,002	$31,219	8.9%		$66,671	$65,053	2.5%
Operating income	$16,516	$13,473	22.6%		$32,950	$30,764	7.1%
Operating margin (%)	48.6%	43.2%	5.4	pp	49.4%	47.3%	2.1	pp

Revenue

Investment Management segment revenue increased $2.8 million, or 8.9%, in the second quarter of 2013 and $1.6 million, or 2.5%, in the first half of 2013, driven by higher revenue for Managed Portfolios and Retirement Solutions.

These positive product trends were partially offset by lower revenue for Investment Advisory Services, which was driven by the loss of business from our largest client in the Investment Management segment. As previously announced, a large Investment Advisory Services client moved to in-house management of several fund-of-funds portfolios in April 2012. We recognized about $0.6 million and $3.8 million in associated revenue in the second quarter and first half of 2012, respectively.

The variable annuity industry, which accounted for approximately 10% of Investment Management segment revenue in the first half of 2013 and 15% of 2012 full-year revenue, continues to face challenges. Accordingly, we expect that there will be further pressure on revenue from clients in the variable annuity industry.

We had approximately $22.8 million in revenue from asset-based fees in the second quarter of 2013, an increase of $4.3 million compared with $18.5 million in the second quarter of 2012. Within the Investment Management segment, revenue from asset-based fees made up about 67% and 59% of segment revenue in the second quarter of 2013 and 2012, respectively.

Total assets under advisement and management were $166.1 billion as of June 30, 2013, a decrease of $20.6 billion from $186.7 billion as of June 30, 2012. A change in the scope of services we provide to an existing client during the fourth quarter of 2012 lowered our assets by about $45.9 billion.

The asset totals as of the end of each period don't fully reflect the change in average asset levels during the quarter. The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available quarterly data) were approximately $161.6 billion in the second quarter of 2013, down 14.9% from approximately $189.9 billion in the second quarter of 2012.

Assets under Advisement and Management for Investment Advisory Services

	As of June 30
($ billions)	2013	2012
Assets under advisement – U.S.	$95.6	$133.8
Assets under advisement – International	5.8	4.3
Total	$101.4	$138.1

We provided Investment Advisory Services on approximately $101.4 billion in assets as of June 30, 2013 compared with approximately $94.3 billion as of December 31, 2012 and approximately $138.1 billion as of June 30, 2012.

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

Assets under advisement and management decreased about $36.7 billion, or 26.6%, compared with June 30, 2012. A change in the scope of services we provide to an existing client during the fourth quarter of 2012 lowered our assets by about $45.9 billion. This portfolio represented 33.2% of our Investment Advisory Services assets under advisement and management as of June 30, 2012.

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

Assets under Advisement and Management for Retirement Solutions

	As of June 30
($ billions)	2013	2012
Assets under management	$27.9	$22.4
Assets under advisement	28.0	19.3
Total	$55.9	$41.7

Assets under management for managed retirement accounts increased to $27.9 billion as of June 30, 2013, compared with $25.1 billion as of December 31, 2012 and $22.4 billion as of June 30, 2012. Assets under advisement for plan sponsor and custom target-date arrangements increased to $28.0 billion as of June 30, 2013, compared with $22.1 billion as of December 31, 2012 and $19.3 billion as of June 30, 2012.

We cannot quantify all of the factors affecting assets under management for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the impact of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

Morningstar Managed Portfolios

Revenue for Morningstar Managed Portfolios increased $1.8 million in the second quarter of 2013 and $3.2 million in the first half of the year. This growth mainly reflects higher average asset levels during the first six months of 2013 compared with the same period in 2012. Assets under management and advisement for Morningstar Managed Portfolios rose to $5.9 billion as of June 30, 2013, up from $4.7 billion as of December 31, 2012 and $3.9 billion as of June 30, 2012, reflecting strong net inflows and positive market performance.

Ibbotson Australia Managed Portfolios

Revenue for Ibbotson Australia Managed Portfolios increased about $0.8 million in the first six months of 2013. Assets under management for Ibbotson Australia totaled $2.9 billion as of June 30, 2013, down slightly from $3.3 billion as of December 31, 2012 and $3.0 billion as of June 30, 2012. The decline is due to a weaker Australian dollar vs. the U.S. dollar.

Operating Income

Operating income for the Investment Management segment increased $3.0 million, or 22.6%, in the second quarter of 2013 from higher revenue of $2.8 million and slightly lower operating expense of $0.2 million. Operating income for the Investment Management segment increased $2.2 million in the first half of 2013. Operating expense in the segment rose $0.6 million, or 1.7%, in the first half of 2013.

Operating margin increased 5.4 percentage points and 2.1 percentage points in the second quarter and first six months of 2013, as the revenue increase exceeded the decline in operating expense. Lower expense for operations outside the United States as a percentage of revenue contributed to the margin increase in both periods.

Corporate Items

We do not allocate corporate costs to our business segments. The corporate items category includes capitalization and amortization of internal product development costs and amortization expense related to intangible assets recorded for acquisitions. The table below shows the components of corporate items that affected our consolidated operating income:

	Three months ended June 30			Six months ended June 30
($000)	2013	2012	Change	2013	2012	Change
Amortization expense	$5,337	$5,976	(10.7)%	$10,962	$12,031	(8.9)%
Depreciation expense	3,563	2,305	54.6%	6,901	4,142	66.6%
Corporate unallocated	8,881	7,059	25.8%	17,259	14,743	17.1%
Corporate items	$17,781	$15,340	15.9%	$35,122	$30,916	13.6%

Amortization of intangible assets decreased $0.6 million in the second quarter of 2013 and $1.1 million in the first half of 2013, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. As of June 30, 2013, we had $112.1 million of net intangible assets. We amortize these assets over their estimated lives, ranging from one to 25 years. We estimate that aggregate amortization expense for intangible assets will be approximately $21.2 million in 2013.

Depreciation expense for corporate items increased $1.3 million in the second quarter of 2013 and $2.8 million in the first half of 2013, primarily related to higher capital expenditures for our operations in the United States.

Corporate unallocated expense increased $1.8 million in the second quarter of 2013 and $2.5 million in the first half of the year, mainly reflecting higher professional fees and salary expense. In addition, corporate unallocated in the first quarter of 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. These expenses did not recur in 2013.

We capitalized $2.2 million and $3.8 million of software development expense in the second quarter and first half of 2013, respectively, reducing the expense that we would otherwise report in this category. In comparison, we capitalized $2.4 million and $4.1 million in the second quarter and first six months of 2012, respectively.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Equity in net income of unconsolidated entities	$360	$497	$857	$1,063

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), Morningstar Sweden AB, YCharts, Inc., and beginning in the fourth quarter of 2012, Inquiry Financial Europe AB. Equity in net income of unconsolidated entities is primarily from our position in MJKK.

In May 2013, we acquired an additional 76% ownership interest in Morningstar Sweden, increasing our ownership interest to 100%. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method. Beginning in May 2013, we consolidate the assets, liabilities, and results of operations of Morningstar Sweden in our Unaudited Condensed Consolidated Financial Statements. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information concerning our acquisition of Morningstar Sweden.

We describe our investments in unconsolidated entities in more detail in Note 7 of the Notes to our Unaudited Condensed Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Interest income	$664	$1,260	$1,405	$2,129
Gain (loss) on sale of investments, reclassified from other comprehensive income	423	37	1,148	(49)
Holding gain upon acquisition of additional ownership of equity method investments	3,713	—	3,713	—
Other expense, net	(1,689)	(302)	(2,210)	(426)
Non-operating income, net	$3,111	$995	$4,056	$1,654

Interest income mainly reflects interest from our investment portfolio.

In the first half of 2013, non-operating income includes a preliminary non-cash gain of $3.7 million. This gain represents the difference between the estimated preliminary fair value and the book value of our investment in Morningstar Sweden at the date of acquisition.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations, realized gains and losses from our investment portfolio, gains and losses on sale of fixed assets, and royalty income from MJKK.

Income Tax Expense

The following table shows our effective tax rate:

	Three months ended June 30		Six months ended June 30
($000)	2013	2012	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$46,695	$42,131	$88,200	$73,189
Equity in net income of unconsolidated entities	360	497	857	1,063
Net loss attributable to the noncontrolling interest	21	4	64	28
Total	$47,076	$42,632	$89,121	$74,280
Income tax expense	$15,955	$14,744	$28,382	$26,255
Effective tax rate	33.9%	34.6%	31.8%	35.3%

Our effective tax rate in the second quarter of 2013 was 33.9%, a decrease of 0.7 percentage points compared with 34.6% in the prior-year period. Year to date, our effective tax rate was 31.8%, compared with 35.3% in the first half of 2012. The decreases primarily reflect reductions in valuation allowances, and for the year-to-date period, adjustments to certain deferred income tax benefits.

As of June 30, 2013, we had $14.3 million of gross unrecognized tax benefits which, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $11.9 million. As of December 31, 2012, we had $12.7 million of gross unrecognized tax benefits which, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10.4 million.

As of June 30, 2013, our Unaudited Condensed Consolidated Balance Sheet included a current liability of approximately $6.6 million and a non-current liability of $7.4 million for unrecognized tax benefits. As of December 31, 2012, our Condensed Consolidated Balance Sheet included a current liability of $6.6 million and a non-current liability of $5.7 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 44% of our cash, cash equivalents, and investments as of June 30, 2013 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2013. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately 19% as of June 30, 2013) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. The proprietary Morningstar portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds. Approximately 56% of our cash, cash equivalents, and investments was held by our operations in the United States as of June 30, 2013, compared with 58% as of December 31, 2012.

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
In the first six months of 2013, we repurchased a total of 747,769 shares for approximately $51.9 million, of which $2.7 million was settled and paid early in the third quarter of 2013. As of June 30, 2013, we have repurchased a total of 5,804,364 shares for $352.9 million since we announced the share repurchase program in 2010.

We expect to make a recurring quarterly dividend payment of 12.5 cents per share in 2013. We paid dividends of $5.9 million in the first six months of 2013. In May 2013, our board of directors approved a payment of a regular quarterly dividend of 12.5 cents per share payable on July 31, 2013 to shareholders of record as of July 12, 2013. As of June 30, 2013, we recorded a liability for dividends payable of $5.8 million.

Cash, Cash Equivalents, and Investments

As of June 30, 2013, we had cash, cash equivalents, and investments of $314.8 million, a decrease of $6.6 million compared with $321.4 million as of December 31, 2012. The decrease reflects $53.9 million used to repurchase common stock through our share repurchase program, bonus payments of $36.6 million made during the first quarter of 2013 related to the 2012 bonus, and $18.9 million of capital expenditures. In addition, we used cash of approximately $11.1 million to acquire the additional 76% of Morningstar Sweden to become the sole owner. These items, which decreased our cash, cash equivalents, and investments balance, were partially offset by net income, adjusted for non-cash items, and the positive effect of changes in our operating assets and liabilities.

Cash Provided by Operating Activities

Our main source of capital is cash generated from operating activities.

In the first six months of 2013, cash provided by operating activities was $85.1 million, driven by $83.7 million of net income, adjusted for non-cash items and $1.4 million in changes from our net operating assets and liabilities. Changes in our operating assets and liabilities mainly benefited from an increase in income taxes and deferred revenue. A decrease in accrued compensation partially offset these benefits. The decline in accrued compensation primarily reflects the bonus payments made in the first quarter of 2013 of approximately $36.6 million, partially offset by the current-year bonus liability for the first six months of 2013.The cash flow benefit of income taxes was partially offset by tax payments of $14.5 million made during the first six months of the year.

Cash provided by operating activities increased $30.3 million compared with the same period in 2012. The increase primarily reflects the higher net income, adjusted for non-cash items, a $6.9 million decrease in income tax payments, and a $6.3 million decrease in cash paid for bonus. We paid $36.6 million in annual bonuses in the first quarter of 2013, compared with $42.8 million in the prior-year period.

Cash Provided by (Used for) Investing Activities

Cash provided by (used for) investing activities consists primarily of purchases of investments less proceeds from the maturity or sale of investments, cash used for capital expenditures, purchases of equity and cost method investments, cash used for acquisitions, and proceeds from the sale of businesses. The level of investing activities varies from period to period depending on activity in these categories. In the first six months of 2013, cash used for investing activities was $15.7 million, compared with cash provided by investing activities of $3.0 million in the same period of 2012.

In the first six months of 2013, proceeds from the maturity and sale of investments exceeded purchases of investments by $13.8 million compared with $27.6 million in the first six months of 2012. We have used a portion of these proceeds to fund our share repurchase program. As of June 30, 2013 and December 31, 2012, we had investments, consisting primarily of fixed-income securities, of $145.0 million and $157.5 million, respectively. As of June 30, 2013, our investments represented approximately 46% of our total cash, cash equivalents, and investments balance, compared with 49% as of December 31, 2012.

Capital expenditures were $18.9 million in the first six months of 2013, a slight increase of $1.0 million compared with the first six months of 2012. Capital expenditures in the first six months of 2013 reflect spending primarily for computer software and hardware and capitalized software. The capital expenditures in the first six months of 2012 were primarily for computer hardware and software, capitalized software, and an expansion of our office space in Chicago. We expect to make total capital expenditures of approximately $42 million to $47 million in 2013, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software. In addition, we expect to make further investments in network and systems security in an amount that may be material.

Cash used for acquisitions, net of cash acquired, was $11.1 million in the first half of 2013 for the Sweden share acquisition. We did not complete any acquisitions in the first six months of 2012. We also used cash of $0.9 million for additional funding in our investment in YCharts, Inc. In the first six months of 2012, we used approximately $6.8 million in cash to acquire a minority equity stake in HelloWallet LLC.

Cash Provided by (Used for) Financing Activities

Cash provided by (used for) financing activities consists primarily of cash used to repurchase common stock through our share repurchase program, dividend payments, and net proceeds from stock-option exercises and excess tax benefits related to stock-option exercises and vesting of restricted stock units.

Excess tax benefits occur at the time a stock option is exercised when the intrinsic value of the option (the difference between the fair value of our stock on the date of exercise and the exercise price of the option) is greater than the fair value of the option at the time of grant. Similarly, the vesting of restricted stock units generates excess tax benefits when the market value of our common stock on the vesting date exceeds the grant price of the restricted stock units. These excess tax benefits reduce the cash we pay for income taxes in the year we recognize them. It is not possible to predict the timing of stock-option exercises or the intrinsic value that will be achieved at the time options are exercised or upon vesting of restricted stock units. As a result, we expect cash flow from financing activities to vary over time. Note 8 in the Notes to our Unaudited Condensed Consolidated Financial Statements includes additional information concerning stock options and restricted stock units outstanding as of June 30, 2013.

Cash used for financing activities was $58.4 million in the first six months of 2013. We used cash of approximately $53.9 million under our share repurchase program in the first six months of 2013. In addition, we made dividend payments of $5.9 million and had a net cash inflow of $2.8 million from the proceeds from stock-option exercises. Taxes withheld for restricted stock units represented an outflow of $5.2 million. Additionally, excess tax benefits related to stock-option exercises and vesting of restricted stock units represented an outflow of $3.8 million.

Cash used for financing activities was $110.1 million in the first six months of 2012. We made purchases of $105.4 million under our share repurchase program in the first six months of 2012. We also paid dividends of $10.0 million. Taxes withheld for restricted stock units represented an outflow of $3.7 million. Partially offsetting these cash outflows were proceeds from stock-option exercises of $4.5 million, as well as excess tax benefits related to stock-option exercises and vesting of restricted stock units totaling $4.5 million.

Employees exercised approximately 0.2 million and 0.3 million stock options in the first six months of 2013 and 2012, respectively. The total intrinsic value (the difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised during the first six months of 2013 and 2012 was $8.2 million and $14.5 million, respectively.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2013:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2013	Projected Beneficial Ownership (1)
Cheryl Francis Director	5/21/2013	5/31/2014	2,800	Shares to be sold under the plan if the stock reaches specified prices	—	20,952
Steve Kaplan Director	3/4/2013	12/31/2013	6,000	Shares to be sold under the plan on specified dates	—	51,055
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	6,000	63,232

During the second quarter of 2013, the previously disclosed Rule 10b5-1 sales plans for Chris Boruff and David Williams completed in accordance with their terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2013, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2013 and restricted stock units that will vest by August 29, 2013. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2013. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of June 30, 2013, our cash, cash equivalents, and investments balance was $314.8 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.9 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 10, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2013:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2013	5,222,136	$59.63	5,222,136	$188,490,274
April 1, 2013 – April 30, 2013	10,218	66.06	10,218	$187,815,036
May 1, 2013 – May 31, 2013	250,333	68.75	250,333	$170,600,168
June 1, 2013 – June 30, 2013	321,677	72.99	321,677	$147,113,706
Total	5,804,364	$60.78	5,804,364

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

MORNINGSTAR, INC.

Date: July 31, 2013	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after May 15, 2013

10.2	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after May 15, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on July 31, 2013 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________