Form 10-Q
period 2013-09-30
Morningstar, Inc.
filed 2013-11-06
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2013, there were 45,953,013 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in thousands except per share amounts)	2013	2012	2013	2012

Revenue	$173,482	$160,952	$517,766	$487,679

Operating expense (1):
Cost of revenue	72,422	60,568	198,499	186,143
Sales and marketing	22,774	25,732	78,789	81,431
General and administrative	22,416	23,966	77,863	77,090
Depreciation and amortization	11,257	10,822	33,858	31,616
Total operating expense	128,869	121,088	389,009	376,280

Operating income	44,613	39,864	128,757	111,399

Non-operating income (expense):
Interest income, net	630	1,719	2,035	3,848
Gain (loss) on sale of investments, reclassified from other comprehensive income	(42)	(4)	1,106	(52)
Holding gain (loss) upon acquisition of additional ownership of equity method investments	(78)	—	3,635	—
Other income (expense), net	261	165	(1,949)	(262)
Non-operating income, net	771	1,880	4,827	3,534

Income before income taxes and equity in net income of unconsolidated entities	45,384	41,744	133,584	114,933

Income tax expense	14,265	15,186	42,647	41,441

Equity in net income of unconsolidated entities	315	478	1,172	1,541

Consolidated net income	31,434	27,036	92,109	75,033

Net loss attributable to the noncontrolling interest	29	34	93	62

Net income attributable to Morningstar, Inc.	$31,463	$27,070	$92,202	$75,095

Net income per share attributable to Morningstar, Inc.:
Basic	$0.68	$0.56	$1.99	$1.53
Diluted	$0.68	$0.56	$1.98	$1.51

Dividends per common share:
Dividends declared per common share	$—	$0.10	$0.25	$0.30
Dividends paid per common share	$0.13	$0.10	$0.25	$0.30

Weighted average shares outstanding:
Basic	46,080	47,975	46,293	49,028
Diluted	46,519	48,481	46,635	49,664

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
(1) Includes stock-based compensation expense of:
Cost of revenue	$1,471	$1,619	$4,863	$4,739
Sales and marketing	456	493	1,490	1,433
General and administrative	1,489	1,882	4,800	5,422
Total stock-based compensation expense	$3,416	$3,994	$11,153	$11,594

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012

Consolidated net income	$31,434	$27,036	$92,109	$75,033

Other comprehensive income (loss):
Foreign currency translation adjustment	11,247	7,375	(4,952)	5,597
Unrealized gains on securities, net of tax:
Unrealized holding gains arising during period	774	1,026	1,774	1,394
Reclassification of (gains) losses included in net income	28	—	(706)	33
Other comprehensive income (loss)	12,049	8,401	(3,884)	7,024

Comprehensive income	43,483	35,437	88,225	82,057
Comprehensive loss attributable to noncontrolling interest	40	16	246	77
Comprehensive income attributable to Morningstar, Inc.	$43,523	$35,453	$88,471	$82,134

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in thousands except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$176,959	$163,889
Investments	165,918	157,529
Accounts receivable, less allowance of $1,005 and $569, respectively	113,688	114,361
Deferred tax asset, net	3,155	3,741
Income tax receivable, net	3,451	14,267
Other current assets	26,229	20,823
Total current assets	489,400	474,610
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $101,046 and $87,510, respectively	99,007	84,022
Investments in unconsolidated entities	38,376	35,305
Goodwill	326,741	320,845
Intangible assets, net	109,269	116,732
Other assets	11,357	10,438
Total assets	$1,074,150	$1,041,952

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$35,984	$43,777
Accrued compensation	60,745	67,317
Deferred revenue	151,850	146,015
Other current liabilities	6,760	256
Total current liabilities	255,339	257,365
Accrued compensation	8,467	8,281
Deferred tax liability, net	22,188	21,583
Deferred rent	13,966	15,368
Other long-term liabilities	15,714	12,460
Total liabilities	315,674	315,057

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 46,068,303 and 46,541,571 shares were outstanding, respectively	5	5
Treasury stock at cost, 6,024,254 shares and 5,214,070 shares, respectively	(358,616)	(301,839)
Additional paid-in capital	533,146	521,285
Retained earnings	576,828	496,354
Accumulated other comprehensive income:
Currency translation adjustment	4,126	8,925
Unrealized gain on available-for-sale investments	1,855	787
Total accumulated other comprehensive income	5,981	9,712
Total Morningstar, Inc. shareholders’ equity	757,344	725,517
Noncontrolling interest	1,132	1,378
Total equity	758,476	726,895
Total liabilities and equity	$1,074,150	$1,041,952
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2013

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2012	46,541,571	$5	$(301,839)	$521,285	$496,354	$9,712	$1,378	$726,895

Net income (loss)		—	—	—	92,202	—	(93)	92,109
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $605		—	—	—	—	1,774	—	1,774
Reclassification of adjustments for gains included in net income, net of income tax of $399		—	—	—	—	(706)	—	(706)
Foreign currency translation adjustment, net		—	—	—	—	(4,799)	(153)	(4,952)
Other comprehensive loss, net		—	—	—	—	(3,731)	(153)	(3,884)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	356,023	—	1,350	(3,454)	—	—	—	(2,104)
Stock-based compensation — restricted stock units		—	—	10,493	—	—	—	10,493
Stock-based compensation — restricted stock		—	—	291	—	—	—	291
Stock-based compensation — stock-options		—	—	369	—	—	—	369
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	4,093	—	—	—	4,093
Common shares repurchased	(829,291)	—	(58,127)	—	—	—	—	(58,127)
Dividends declared — common shares outstanding		—	—	—	(11,578)	—	—	(11,578)
Dividends declared — restricted stock units		—	—	69	(150)	—	—	(81)

Balance as of September 30, 2013	46,068,303	$5	$(358,616)	$533,146	$576,828	$5,981	$1,132	$758,476

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in thousands)	2013	2012

Operating activities
Consolidated net income	$92,109	$75,033
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	33,858	31,616
Deferred income taxes	(2,315)	492
Stock-based compensation expense	11,153	11,594
Provision for bad debts	730	990
Equity in net income of unconsolidated entities	(1,172)	(1,541)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(4,093)	(5,007)
Holding gain upon acquisition of additional ownership of equity method investments	(3,635)	—
Other, net	12	342
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,249)	(6,569)
Other assets	(2,887)	(3,551)
Accounts payable and accrued liabilities	(3,151)	(4,316)
Accrued compensation	(8,404)	(20,851)
Income taxes—current	17,205	7,220
Deferred revenue	6,004	7,684
Deferred rent	(1,273)	291
Other liabilities	(679)	(1,111)
Cash provided by operating activities	132,213	92,316

Investing activities
Purchases of investments	(113,824)	(134,929)
Proceeds from maturities and sales of investments	108,599	216,350
Capital expenditures	(27,950)	(22,876)
Acquisitions, net of cash acquired	(11,079)	—
Proceeds from sale of a business	957	—
Purchases of equity- and cost-method investments	(2,751)	(10,304)
Other, net	432	(4)
Cash provided by (used for) investing activities	(45,616)	48,237

Financing activities
Proceeds from stock-option exercises	3,172	6,752
Employee taxes withheld for restricted stock units	(5,276)	(3,992)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	4,093	5,007
Common shares repurchased	(62,794)	(183,698)
Dividends paid	(11,657)	(14,867)
Other, net	(54)	(18)
Cash used for financing activities	(72,516)	(190,816)

Effect of exchange rate changes on cash and cash equivalents	(1,011)	2,007
Net increase (decrease) in cash and cash equivalents	13,070	(48,256)
Cash and cash equivalents—beginning of period	163,889	200,437
Cash and cash equivalents—end of period	$176,959	$152,181

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$27,700	$33,163
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$1,675	$2,221
Equipment obtained under long-term financing arrangement	$4,860	$—

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Certain prior period amounts have been reclassified to conform to our current period's presentation. We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented.

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the three and nine months ended September 30, 2013 as compared with the corresponding periods in 2012, we estimate that changes related to our more centralized organizational structure added approximately $7 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $4 million and $3 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 3 of our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

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

Furthermore, beginning with the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. We now report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results.

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

Morningstar Sweden's total estimated fair value of $18,513,000 includes $14,554,000 in cash paid to acquire the remaining 76% interest in Morningstar Sweden and $3,959,000 related to the 24% of Morningstar Sweden we previously held. We determined the fair value of the previously held 24% investment independent of the acquired controlling interest by applying a minority interest discount based on analysis of comparable transactions. Accordingly, we recorded a non-cash holding gain of $3,635,000. The gain is included in non-operating income in our Unaudited Condensed Consolidated Statement of Income.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$3,472
Accounts receivable and other current assets	519
Other non-current assets	244
Intangible assets	9,700
Goodwill	9,084
Deferred revenue	(1,191)
Deferred tax liability	(2,272)
Other current and non-current liabilities	(1,043)
Total fair value of Morningstar Sweden	$18,513

The allocation includes acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$9,700	14
Total intangible assets	$9,700	14

We recognized a deferred tax liability of $2,272,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $9,084,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar's full suite of products and services to investors in Sweden and further leverage Morningstar's global reach, investment databases, and technology expertise.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2012 to September 30, 2013:

($000)
Balance as of December 31, 2012	$320,845
Acquisition of remaining ownership in Morningstar Sweden	9,084
Other, primarily foreign currency translation	(3,188)
Balance as of September 30, 2013	$326,741

We did not record any significant impairment losses in the first nine months of 2013 or 2012. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2013				As of December 31, 2012
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,799	$(22,778)	$7,021	9	$30,621	$(21,527)	$9,094	9
Customer-related assets	141,824	(71,343)	70,481	12	132,798	(63,005)	69,793	12
Supplier relationships	240	(105)	135	20	240	(96)	144	20
Technology-based assets	80,553	(49,017)	31,536	9	81,333	(43,809)	37,524	9
Non-competition agreement	1,692	(1,596)	96	4	1,765	(1,588)	177	4
Total intangible assets	$254,108	$(144,839)	$109,269	10	$246,757	$(130,025)	$116,732	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Amortization expense	$5,287	$5,941	$16,249	$17,972

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2013 and subsequent years as follows:

($000)
2013	$21,510
2014	20,507
2015	19,687
2016	15,118
2017	10,579
2018	8,593

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2013	2012	2013	2012

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$31,463	$27,070	$92,202	$75,095
Less: Distributed earnings available to participating securities	—	(12)	(5)	(39)
Less: Undistributed earnings available to participating securities	(11)	(53)	(29)	(144)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$31,452	$27,005	$92,168	$74,912

Weighted average common shares outstanding	46,080	47,975	46,293	49,028

Basic net income per share attributable to Morningstar, Inc.	$0.68	$0.56	$1.99	$1.53

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$31,452	$27,005	$92,168	$74,912
Add: Undistributed earnings allocated to participating securities	11	53	29	144
Less: Undistributed earnings reallocated to participating securities	(11)	(53)	(29)	(142)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$31,452	$27,005	$92,168	$74,914

Weighted average common shares outstanding	46,080	47,975	46,293	49,028
Net effect of dilutive stock options and restricted stock units	439	506	342	636
Weighted average common shares outstanding for computing diluted income per share	46,519	48,481	46,635	49,664

Diluted net income per share attributable to Morningstar, Inc.	$0.68	$0.56	$1.98	$1.51

The following table shows the number of weighted average stock options, restricted stock units, and restricted stock excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2013	2012	2013	2012
Weighted average stock options	—	9	—	12
Weighted average restricted stock units	1	—	19	81
Weighted average restricted stock	—	—	—	—
Total	1	9	19	93

These stock options and restricted stock units could be included in the calculation in the future.

5. Segment, Enterprise-Wide, and Geographical Area Information

Segment Information

Beginning with the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. We now report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results.

Because we have one reportable segment, all required financial segment information can be found directly in the Unaudited Condensed Consolidated Financial Statements.

The accounting policies for our single reportable segment are the same as those described in “Note 3. Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012. We evaluate the performance of our reporting segment based on revenue and operating income.

Products and Services Information

We derive revenue from two product groups. The investment information product group includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements. The investment management product group includes all of our asset management operations, which earn the majority of their revenue from asset-based fees. The table below summarizes our revenue by product group.

External revenue by product group
	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Investment information	$137,216	$128,392	$412,332	$388,468
Investment management	36,266	32,560	105,434	99,211
Consolidated revenue	$173,482	$160,952	$517,766	$487,679

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area.

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
United States	$124,998	$114,021	$372,746	$346,442

United Kingdom	14,148	13,711	41,316	42,160
Europe, excluding the United Kingdom	14,666	11,643	41,826	35,980
Australia	8,041	10,090	26,569	29,230
Canada	7,603	7,605	23,151	22,351
Asia, excluding Japan	2,580	2,420	7,836	7,156
Japan	783	924	2,400	2,889
Other	663	538	1,922	1,471
Total International	48,484	46,931	145,020	141,237

Consolidated revenue	$173,482	$160,952	$517,766	$487,679

Long-lived assets by geographical area
	As of September 30	As of December 31
($000)	2013	2012
United States	$77,713	$60,371

United Kingdom	6,611	7,435
Europe, excluding the United Kingdom	2,061	2,356
Australia	1,184	1,402
Canada	1,400	1,773
Asia, excluding Japan	9,863	10,445
Japan	45	84
Other	130	156
Total International	21,294	23,651

Consolidated property, equipment, and capitalized software, net	$99,007	$84,022

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

	As of September 30	As of December 31
($000)	2013	2012
Available-for-sale	$129,316	$125,786
Held-to-maturity	29,307	26,357
Trading securities	7,295	5,386
Total	$165,918	$157,529

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2013				As of December 31, 2012
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$28,515	$8	$(24)	$28,499	$40,669	$29	$(608)	$40,090
Corporate bonds	67,763	13	(223)	67,553	49,339	36	(292)	49,083
Foreign obligations	1,297	—	(16)	1,281	2,437	1	(19)	2,419
Commercial paper	9,986	—	(1)	9,985	2,000	—	—	2,000
Equity securities and exchange-traded funds	8,226	1,001	(156)	9,071	19,613	1,359	(323)	20,649
Mutual funds	10,624	2,395	(92)	12,927	10,499	1,092	(46)	11,545
Total	$126,411	$3,417	$(512)	$129,316	$124,557	$2,517	$(1,288)	$125,786

Held-to-maturity:
Certificates of deposit	$29,307	$—	$—	$29,307	$26,357	$—	$—	$26,357

As of September 30, 2013 and December 31, 2012, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2013 and December 31, 2012. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2013		As of December 31, 2012
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$53,470	$53,308	$87,599	$86,784
Due in one to two years	54,091	54,010	6,846	6,808
Equity securities, exchange-traded funds, and mutual funds	18,850	21,998	30,112	32,194
Total	$126,411	$129,316	$124,557	$125,786

Held-to-maturity:
Due in one year or less	$29,303	$29,303	$26,352	$26,352
Due in one to three years	4	4	5	5
Total	$29,307	$29,307	$26,357	$26,357

As of September 30, 2013 and December 31, 2012, held-to-maturity investments included a $1,500,000 certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Realized gains	94	219	$2,320	$689
Realized losses	(136)	(222)	(1,214)	(741)
Realized gains (losses), net	(42)	(3)	$1,106	$(52)

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Unrealized gains (losses), net	(741)	181	$(468)	$337

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of September 30, 2013
	as of	Using Fair Value Hierarchy
($000)	September 30, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$28,499	$—	$28,499	$—
Corporate bonds	67,553	—	67,553	—
Foreign obligations	1,281	—	1,281	—
Commercial paper	9,985	—	9,985	—
Equity securities and exchange-traded funds	9,071	9,071	—	—
Mutual funds	12,927	12,927	—	—
Trading securities	7,295	7,295	—	—
Cash equivalents	18,990	18,990	—	—
Total	$155,601	$48,283	$107,318	$—

	Fair Value	Fair Value Measurements as of December 31, 2012
	as of	Using Fair Value Hierarchy
($000)	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$40,090	$—	$40,090	$—
Corporate bonds	49,083	—	49,083	—
Foreign obligations	2,419	—	2,419	—
Commercial paper	2,000	—	2,000	—
Equity securities and exchange-traded funds	20,649	20,649	—	—
Mutual funds	11,545	11,545	—	—
Trading securities	5,386	5,386	—	—
Cash equivalents	398	398	—	—
Total	$131,570	$37,978	$93,592	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of September 30, 2013 and December 31, 2012.

7. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of September 30	As of December 31
($000)	2013	2012
Investment in MJKK	$21,359	$20,540
Other equity method investments	6,322	6,288
Investments accounted for using the cost method	10,695	8,477
Total investments in unconsolidated entities	$38,376	$35,305

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

	As of September 30	As of December 31
	2013	2012
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥8,558,222	¥3,109,579
Equivalent U.S. dollars ($000)	$87,123	$36,227

Other Equity Method Investments. As of September 30, 2013 and December 31, 2012, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of September 30, 2013 and December 31, 2012. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of September 30, 2013 and December 31, 2012.

As of December 31, 2012, other equity-method investments also included our investment in Morningstar Sweden. Our ownership interest and profit-and-loss sharing interest in Morningstar Sweden was 24% at that date. In May 2013, we acquired an additional 76% interest in Morningstar Sweden, increasing our ownership to 100%. Upon acquiring the full ownership, we recorded a non-cash gain of $3,635,000. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Sweden at the date of acquisition. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method. Beginning in May 2013, we consolidate the assets, liabilities, and results of operations of Morningstar Sweden in our Unaudited Condensed Consolidated Financial Statements. See Note 3 for additional information concerning our acquisition of Morningstar Sweden.

We did not record any impairment losses on our equity method investments in the first nine months of 2013 or 2012.

Cost Method Investments. As of September 30, 2013 and December 31, 2012, our cost method investments consist of minority investments in HelloWallet LLC (HelloWallet) and Pitchbook Data, Inc. (Pitchbook). HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

We did not record any impairment losses on our cost method investments in the first nine months of 2013 or 2012.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of September 30
(in thousands)	2013
Shares available for future grants	4,563

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Restricted stock units	$3,196	$3,396	$10,493	$9,944
Restricted stock	97	444	291	1,332
Stock options	123	154	369	318
Total stock-based compensation expense	$3,416	$3,994	$11,153	$11,594

Income tax benefit related to the stock-based compensation expense	$846	$931	$2,944	$2,735

The following table summarizes the amount of unrecognized stock-based compensation expense as of September 30, 2013 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$32,203	34
Restricted stock	614	19
Stock options	708	19
Total unrecognized stock-based compensation expense	$33,525	33

In accordance with FASB ASC 718, Compensation—Stock Compensation, we estimate forfeitures of employee stock-based awards and recognize compensation cost only for those awards expected to vest. Our largest annual equity grants typically have vesting dates in the second quarter. We adjust the stock-based compensation expense annually in the third quarter to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested.

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

The following table summarizes restricted stock unit activity during the first nine months of 2013:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2012	727,145	18,782	745,927	$53.37
Granted	244,364	—	244,364	69.99
Dividend equivalents	2,090	63	2,153	55.69
Vested	(256,105)	—	(256,105)	49.82
Vested but deferred	—	—	—	—
Issued	—	(2,257)	(2,257)	49.40
Forfeited	(42,862)	—	(42,862)	57.43
RSUs outstanding—September 30, 2013	674,632	16,588	691,220	60.40

Restricted Stock

In conjunction with our acquisition of Realpoint LLC in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Stock Incentive Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

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

The following tables summarize stock option activity in the first nine months of 2013 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	282,695	$20.55
Granted	—	—
Canceled	(250)	21.25
Exercised	(40,942)	20.77
Options outstanding—September 30, 2013	241,503	21.24

Options exercisable—September 30, 2013	241,503	$21.24

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2012	391,784	$28.98
Granted	—	—
Canceled	(1,352)	16.08
Exercised	(133,219)	16.59
Options outstanding—September 30, 2013	257,213	36.15

Options exercisable—September 30, 2013	221,166	$32.66

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Nine months ended September 30
($000)	2013	2012
Intrinsic value of options exercised	$8,964	$17,161

The table below shows additional information for options outstanding and exercisable as of September 30, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$8.57 - $14.70	385	0.92	$13.11	$25	385	0.92	$13.11	$25
$21.18 - $48.37	426,656	1.39	24.15	23,513	426,656	1.39	24.15	23,513
$57.28 - $59.35	71,675	7.78	57.46	1,563	35,628	7.76	57.37	750
$8.57 - $59.35	498,716	2.31	28.93	$25,101	462,669	1.88	26.70	$24,288

Vested or Expected to Vest
$8.57 - $59.35	498,716	2.31	$28.93	$25,101

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on September 30, 2013. The intrinsic value is based on our closing stock price of $79.26 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Statement of Income. The following table summarizes our excess tax benefits:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Excess tax benefits related to stock-based compensation	$251	$459	$4,093	$5,007

9. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$45,384	$41,744	$133,584	$114,933
Equity in net income of unconsolidated entities	315	478	1,172	1,541
Net loss attributable to the noncontrolling interest	29	34	93	62
Total	$45,728	$42,256	$134,849	$116,536
Income tax expense	$14,265	$15,186	$42,647	$41,441
Effective tax rate	31.2%	35.9%	31.6%	35.6%

Our effective tax rate in the third quarter of 2013 was 31.2%, a decrease of 4.7 percentage points compared with the prior-year period. The effective tax rate decrease primarily reflects adjustments to certain deferred income tax benefits and the recognition of additional tax credits and incentives.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2013 and December 31, 2012. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
($000)	2013	2012
Gross unrecognized tax benefits	$14,880	$12,699
Gross unrecognized tax benefits that would affect income tax expense	$14,880	$12,699
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12,323	$10,446

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2013	2012
Current liability	$6,646	$6,568
Non-current liability	7,758	5,659
Total liability for unrecognized tax benefits	$14,404	$12,227

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 43% of our cash, cash equivalents, and investments as of September 30, 2013 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not possible to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Certain of our non-U.S. operations have incurred net operating losses (NOLs) which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

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

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc. and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic is alleging breach of contract and trade secret misappropriation in connection with Ibbotson's development of a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Business Logic seeks, among other things, compensatory damages, punitive damages, attorneys' fees, and injunctive relief. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, also seeking damages and injunctive relief. Business Logic filed a motion for summary judgment on its breach of contract claim, which was denied on October 1, 2013.

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

11. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of up to $100 million in shares of our outstanding common stock. In December 2011, the board approved a $200 million increase to the $100 million share repurchase program it announced in 2010. In December 2012, the board authorized the company to repurchase an additional $200 million in shares of our outstanding common stock, increasing the repurchase program from $300 million to $500 million with a revised expiration date of December 31, 2014. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions at our discretion. As of September 30, 2013, we had repurchased a total of 5,885,886 shares for $359,064,000 under this authorization.

12. Subsequent Events

In October 2013, our board of directors declared a quarterly dividend of 12.5 cents per share. The dividend was payable on October 31, 2013 to shareholders of record as of October 14, 2013.

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

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the previous year unless otherwise stated.

Understanding our Company

Our Business
Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of products and services for individual investors, financial advisors, asset managers, and retirement plan providers and sponsors. Many of our products are sold through subscriptions or license agreements. As a result, we typically generate recurring revenue.
Beginning with the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. We now report our results in a single segment, which is consistent with how management allocates resources and evaluates our financial results.
During our 29-year history, we have focused primarily on organic growth by introducing new products and services and expanding our existing products. From 2006 through 2010, we also completed 24 acquisitions to support our growth strategies. During the second quarter of 2013, we acquired an additional 76% interest in Morningstar Sweden AB to become sole owner.

Industry Overview

We monitor developments in the economic and financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

The U.S. equity market generally continued its upward trend in the third quarter of 2013 despite market worries late in the quarter about anemic economic growth, potential changes in Federal Reserve policies, the government shutdown, and the debt ceiling debate. After posting moderate gains in the second quarter, the Morningstar U.S. Market Index, a broad market benchmark, gained 6.1% in the third quarter of 2013. The Global Ex-U.S. Index reversed course to post a strong 10.3% return for the quarter. Because many of the issues that weighed on the market later in the quarter have not been resolved, though, it's not clear if U.S. and global stocks can sustain their gains for the remainder of the year.

Despite generally positive market returns so far in 2013, mutual fund assets have risen at a slower pace. U.S. mutual fund assets stood at $13.9 trillion as of August 31, 2013, based on data from the Investment Company Institute (ICI), up about 7% from $13.0 trillion as of December 31, 2012. Investors continued to show signs of caution when buying and selling funds. Taxable- and municipal-bond funds combined had estimated net outflows for the quarter of about $48.6 billion, based on Morningstar's estimated asset flow data.

While international-equity funds enjoyed strong inflows for the quarter, most other equity fund categories had only modest inflows. In aggregate, long-term open-end funds had tepid net inflows of $11.1 billion for the third quarter, down from about $184.3 billion in the first quarter and $26.5 billion in the second quarter. Meanwhile, net inflows to money market funds have been on the increase, rising to $92.3 billion in the third quarter, versus net outflows of $17.4 billion in the second quarter and $92.8 billion in the first quarter. Overall, these asset flow trends indicate a move toward more cautious investment allocations, though investors have still shown interest in asset classes and market segments that have rallied.

Exchange-traded funds (ETFs) have continued to gain ground relative to traditional mutual funds, posting estimated net inflows of $53.2 billion for the quarter. Total assets in ETFs rose to $1.5 trillion as of August 31, 2013, compared with $1.2 trillion as of August 31, 2012, based on data from the ICI.

For the first nine months of 2013, new issuance of commercial mortgage-backed securities (CMBS) totaled $72.7 billion, compared with $65.0 billion for full-year 2012. Morningstar Credit Ratings LLC, a Nationally Recognized Statistical Rating Organization and the structured credit research and ratings subsidiary of Morningstar, Inc., was engaged to provide ratings on 28 new-issue CMBS rating deals for the year to date through September 30, 2013 with a rated balance of $16.8 billion, compared with 19 new-issue rating deals with a rated balance of $15.4 billion for the full year in 2012.

In July 2013, the United States Department of Labor (DOL) revised the definition of "Rating Agency" in its amended requirements for the Exemption From Certain Prohibited Transaction Restrictions of the Employee Retirement Income Security Act of 1974 (ERISA) to eliminate any specific reference to a particular credit rating agency. The amended exemption increases the ability of employee benefit plans to invest in structured credit securities that carry ratings issued by Morningstar Credit Ratings.

Despite generally positive market trends, we believe the business environment for the financial services industry remains challenging. Firms continue to be cautious about spending against a backdrop of low interest rates, client risk aversion, and increased regulation. Further, the historically low interest-rate environment has put significant pressure on the margins of many firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Three and Nine Months Ended September 30, 2013 vs. Three and Nine Months Ended September 30, 2012

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2013	2012	Change		2013	2012	Change
Revenue	$173,482	$160,952	7.8%		$517,766	$487,679	6.2%
Operating income	$44,613	$39,864	11.9%		$128,757	$111,399	15.6%
Operating margin	25.7%	24.8%	0.9	pp	24.9%	22.8%	2.1	pp

Cash provided by (used for) investing activities	$(29,923)	$45,274	NMF		$(45,616)	$48,237	NMF
Cash used for financing activities	$(14,135)	$(80,682)	(82.5)%		$(72,516)	$(190,816)	(62.0)%

Cash provided by operating activities	$47,078	$37,527	25.5%		$132,213	$92,316	43.2%
Capital expenditures	(9,069)	(4,954)	83.1%		(27,950)	(22,876)	22.2%
Free cash flow	$38,009	$32,573	16.7%		$104,263	$69,440	50.1%

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

Consolidated Revenue

	Three months ended September 30			Nine months ended September 30
($000)	2013	2012	Change	2013	2012	Change
Investment information	$137,216	$128,392	6.9%	$412,332	$388,468	6.1%
Investment management	36,266	32,560	11.4%	105,434	99,211	6.3%
Consolidated revenue	$173,482	$160,952	7.8%	$517,766	$487,679	6.2%

In the third quarter of 2013, our consolidated revenue increased 7.8% to $173.5 million, compared with $161.0 million in the third quarter of 2012. Leading the growth were Morningstar Data, Morningstar Direct, Morningstar Managed Portfolios, and Retirement Solutions.

Consolidated revenue for the first nine months of the year increased 6.2% to $517.8 million, with growth driven mainly by Morningstar Direct, Morningstar Data, Morningstar Managed Portfolios, and Retirement Solutions. Positive trends in these products more than offset the loss of business from one of our largest clients. As previously disclosed, a large Investment Advisory services client moved to in-house management of several fund-of-funds portfolios in April 2012. We recognized about $3.8 million in revenue in the first nine months of 2012 associated with our work on these portfolios, which did not recur in 2013.

Investment information revenue

Investment information revenue, which represents about 80% of our consolidated revenue, increased $8.8 million, or 6.9%, in the third quarter of 2013. Morningstar Data and Morningstar Direct were the main contributors to revenue growth in the third quarter, followed by a smaller positive contribution from Morningstar Advisor Workstation (including Morningstar Office). Morningstar Data revenue was up $4.8 million in the third quarter, reflecting the positive effect of strong renewal rates for managed product data as well as new contracts signed in 2012. Morningstar Direct revenue rose $3.4 million in the third quarter, as the number of licenses increased to 8,367 worldwide as of September 30, 2013, compared with 7,115 as of September 30, 2012. The growth reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr.

For the nine-month period, investment information revenue rose $23.9 million, or 6.1%, driven by growth in Morningstar Data and Morningstar Direct. Higher revenue from Morningstar Advisor Workstation (mainly Morningstar Office), also contributed to the revenue growth, although to a lesser extent. Higher revenue for Morningstar Structured Credit Ratings also contributed to the growth in revenue in the first nine months of the year, reflecting a significant increase in new-issue ratings. We completed 28 new-issue commercial mortgage-backed securities (CMBS) ratings in the first nine months of 2013, compared with nine for the same period of 2012.

Investment management revenue

Investment management revenue, which represents about 20% of consolidated revenue, was up $3.7 million, or 11.4%, in the third quarter of 2013, driven by higher revenue for Retirement Solutions and Morningstar Managed Portfolios. Morningstar Indexes also contributed to the increase, but to a much lesser extent.

For the first nine months of 2013, investment management revenue rose $6.2 million, or 6.3%, as positive trends in assets under management for Retirement Solutions and Morningstar Managed Portfolios more than offset lower revenue for Investment Advisory services. As discussed, we had about $3.8 million in revenue associated with our work on several fund-of-funds portfolios for a large client in the first nine months of 2012 that did not recur in 2013.

The variable annuity industry, which accounted for approximately 2% of consolidated revenue in the first nine months of 2013 and 3% of 2012 full-year revenue, continues to face challenges. Accordingly, we expect there will be further pressure on revenue from variable annuity industry clients.

We had approximately $21 million in revenue from asset-based fees in the third quarters of both of 2013 and 2012.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations, and revenue from divestitures and acquisitions. We made one acquisition during the nine months ended September 30, 2013, and had two divestitures in the fourth quarter of 2012. We include a divested operation as part of revenue from divestitures for 12 months after we complete the divestiture.

The net effect of acquisitions and divestitures was neutral in the third quarter of 2013. For the first nine months of the year, the loss of revenue from divested operations more than offset additional revenue from acquisitions.

Currency movements had a slightly negative effect in the quarter, lowering revenue by approximately $1.4 million. For the first nine months of 2013, currency movements had an unfavorable effect of $2.6 million, mainly because of the weaker Australian dollar.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2013	2012	Change	2013	2012	Change
Consolidated revenue	$173,482	$160,952	7.8%	$517,766	$487,679	6.2%
Less: acquisitions	(1,398)	—	NMF	(2,265)	—	NMF
Less: divestitures	—	(1,481)	NMF	—	(4,144)	NMF
Unfavorable effect of foreign currency translations	1,419	—	NMF	2,608	—	NMF
Organic revenue	$173,503	$159,471	8.8%	$518,109	$483,535	7.2%
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

Revenue by region

	Three months ended September 30			Nine months ended September 30
($000)	2013	2012	Change	2013	2012	Change
United States	$124,998	$114,021	9.6%	$372,746	$346,442	7.6%

United Kingdom	14,148	13,711	3.2%	41,316	42,160	(2.0)%
Europe (excluding United Kingdom)	14,666	11,643	26.0%	41,826	35,980	16.2%
Australia	8,041	10,090	(20.3)%	26,569	29,230	(9.1)%
Canada	7,603	7,605	—%	23,151	22,351	3.6%
Asia (excluding Japan)	2,580	2,420	6.6%	7,836	7,156	9.5%
Japan	783	924	(15.3)%	2,400	2,889	(16.9)%
Other	663	538	23.2%	1,922	1,471	30.7%
Total international	48,484	46,931	3.3%	145,020	141,237	2.7%
Consolidated revenue	$173,482	$160,952	7.8%	$517,766	$487,679	6.2%
 ___________________________________________________________________________________________
NMF - not meaningful

International revenue made up about 28% of our consolidated revenue in the first nine months of both 2013 and 2012. About 60% of our international revenue is generated in Continental Europe and the United Kingdom; we also generate significant international revenue from Australia and Canada.

Revenue from international operations rose $1.6 million, or 3.3%, in the third quarter, and 2.7% in the first nine months of the year.

For both periods, our operations in Europe, including the United Kingdom, enjoyed stronger product sales, but this growth was partly offset by the negative effect of foreign currency translations (primarily the weaker Australian dollar). In addition, the net effect of acquisitions and divestitures reduced international revenue by about $1.5 million in the first nine months of 2013.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2013	2012	Change	2013	2012	Change
International revenue	$48,484	$46,931	3.3%	$145,020	$141,237	2.7%
Less: acquisitions	(1,398)	—	NMF	(2,265)	—	NMF
Less: divestitures	—	(1,353)	NMF	—	(3,814)	NMF
Unfavorable effect of foreign currency translations	1,419	—	NMF	2,608	—	NMF
International organic revenue	$48,505	$45,578	6.4%	$145,363	$137,423	5.8%

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

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
($000)	2013	2012	Change		2013	2012	Change
Cost of revenue (1)	$72,422	$60,568	19.6%		$198,499	$186,143	6.6%
% of revenue	41.7%	37.6%	4.1	pp	38.3%	38.2%	0.1	pp
Sales and marketing	22,774	25,732	(11.5)%		78,789	81,431	(3.2)%
% of revenue	13.1%	16.0%	(2.9)	pp	15.2%	16.7%	(1.5)	pp
General and administrative	22,416	23,966	(6.5)%		77,863	77,090	1.0%
% of revenue	12.9%	14.9%	(2.0)	pp	15.0%	15.8%	(0.8)	pp
Depreciation and amortization	11,257	10,822	4.0%		33,858	31,616	7.1%
% of revenue	6.5%	6.7%	(0.2)	pp	6.5%	6.5%	—	pp
Total operating expense (2) (3)	$128,869	$121,088	6.4%		$389,009	$376,280	3.4%
% of revenue	74.3%	75.2%	(0.9)	pp	75.1%	77.2%	(2.1)	pp

(1) We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented.

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the three and nine months ended September 30, 2013 as compared with the corresponding periods in 2012, we estimate that changes related to our more centralized organizational structure added approximately $7 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $4 million and $3 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

(2) Includes stock based compensation expense of:

	Three months ended September 30				Nine months ended September 30
($000)	2013	2012	Change		2013	2012	Change
Stock-based compensation expense	$3,416	$3,994	(14.5)%		$11,153	$11,594	(3.8)%
% of revenue	2.0%	2.5%	(0.5)	pp	2.2%	2.4%	(0.2)	pp

(3) Includes bonus expense of:

	Three months ended September 30				Nine months ended September 30
($000)	2013	2012	Change		2013	2012	Change
Bonus expense	$10,528	$7,751	35.8%		$30,682	$26,469	15.9%
% of revenue	6.1%	4.8%	1.3	pp	5.9%	5.4%	0.5	pp

In the third quarter of 2013, our consolidated operating expense increased $7.8 million, or 6.4%. For the first nine months of 2013, operating expense increased $12.7 million, or 3.4%. Higher bonus expense of $2.8 million and $4.2 million was the primary driver of the increase in total operating expense in both periods of 2013. We review and update our estimates of the bonus pool size quarterly, primarily based on our expectations for full-year revenue and operating income metrics relative to internal targets. Higher salary expense of $1.4 million in the third quarter and $3.6 million in the first nine months of 2013 also contributed to operating expense growth.

Cost of revenue

Cost of revenue (which we previously referred to as cost of goods sold) is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. Compensation expense for approximately 75% of our employees is included in this category. We now include development expense in this category. We have reclassified development expense to include it in cost of revenue for all periods presented.

Cost of revenue increased $11.9 million in the third quarter of 2013 and $12.4 million in the first nine months of 2013. Higher compensation expense of $10.5 million and $12.7 million was the primary contributor to the increase in the third quarter and first nine months of 2013 (including an increase of approximately $7 million in both periods from the shift in expense categories as a result of our recent reorganization), respectively.

We capitalized $2.1 million and $5.9 million of compensation associated with software development activities in the third quarter and first nine months of 2013, respectively, reducing cost of revenue. For comparison, we capitalized $1.9 million and $6.0 million in the third quarter and first nine months of 2012, respectively.

Sales and marketing

Sales and marketing expense decreased $3.0 million in the third quarter of 2013 and $2.6 million in the first nine months of 2013. Lower salary and bonus expense of $3.4 million and $4.0 million in the third quarter and first nine months of 2013 (including a reduction of approximately $4 million in both periods from the shift in expense categories as a result of our recent reorganization), respectively, was the primary driver of the decrease. Higher sales commissions of $0.9 million and $2.8 million in the third quarter and first nine months of 2013, respectively, partially offset the decrease in operating expense in the third quarter and first nine months of the year.

As a percentage of revenue, sales and marketing expense was down 2.9 percentage points in the third quarter and 1.5 percentage points for the first nine months of 2013, primarily reflecting lower salary expense as a percentage of revenue.

General and administrative

General and administrative expense decreased $1.6 million in the third quarter of 2013 and increased $0.8 million in the first nine months of 2013. Lower compensation expense and professional fees contributed to the decrease in the third quarter (including a compensation expense reduction of approximately $3 million in both periods from the shift in expense categories as a result of our recent reorganization). Our results for the third quarter of 2012 included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. This benefit did not recur in 2013. Higher professional fees contributed to the increase in the first nine months of 2013. G&A expense in the first nine months of 2012 included about $1.6 million of expense for an impairment charge for one of our smaller products and a litigation settlement. However, as mentioned above, our results for the first nine months of 2012 included a benefit of approximately $1.0 million from the resolution of a prior-year business tax expense matter. These items did not recur in 2013.

As a percentage of revenue, G&A expense decreased 2.0 percentage points in the third quarter of 2013. For the first nine months of 2013, G&A expense declined 0.8 percentage points, primarily reflecting the unfavorable effect of the $1.6 million non-recurring expense on our 2012 results as well as lower compensation expense as a percentage of revenue.

Depreciation and amortization

Intangible amortization expense decreased $0.7 million in the quarter and $1.7 million in the first nine months of the year, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. However, depreciation expense rose $1.1 million in the third quarter and $4.0 million in the first nine months of the year, primarily driven by incremental capitalized software development costs and higher capital expenditures for computer software for our operations in the United States.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $21.5 million in 2013 and $20.5 million in 2014. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was down slightly in the third quarter and remained unchanged in the first nine months of 2013.

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
($000)	2013	2012	Change		2013	2012	Change
Operating income	$44,613	$39,864	11.9%		$128,757	$111,399	15.6%
% of revenue	25.7%	24.8%	0.9	pp	24.9%	22.8%	2.1	pp

Consolidated operating income increased $4.7 million in the third quarter of 2013 as revenue increased $12.5 million and operating expense increased $7.8 million. Operating margin was 25.7%, up 0.9 percentage points compared with the third quarter of 2012.

Consolidated operating income increased $17.4 million in the first nine months of 2013 as our revenue increased $30.1 million and our operating costs rose $12.7 million. Operating margin was 24.9%, an increase of 2.1 percentage points compared with the first nine months of 2012.

Lower salary expense as a percentage of revenue contributed approximately 1.9 percentage points to the margin improvement in the third quarter and 1.4 percentage points in the first nine months of 2013. Higher bonus expense as a percentage of revenue lowered the margin approximately 1.3 percentage points in the third quarter and 0.5 percentage points in the first nine months of 2013, partially offsetting the margin improvement. In addition, the $1.6 million of combined expense recorded in the first quarter of 2012 related to an impairment charge for one of our smaller products and a litigation settlement lowered our 2012 margin by approximately 0.3 percentage points, favorably affecting the current-year comparison.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in net income of unconsolidated entities

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Equity in net income of unconsolidated entities	$315	$478	$1,172	$1,541

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), YCharts, Inc., and beginning in the fourth quarter of 2012, Inquiry Financial Europe AB. In the first nine months of 2012 and the first four months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired an additional 76% interest in Morningstar Sweden, increasing our ownership interest to 100% to become sole owner. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

Equity in net income of unconsolidated entities is primarily from our position in MJKK.

Non-operating income (expense)

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Interest income, net	$630	1,719	$2,035	$3,848
Other income (expense), net	141	161	2,792	(314)
Non-operating income, net	$771	$1,880	$4,827	$3,534

Interest income mainly reflects interest from our investment portfolio. Interest income in the third quarter of 2012 also includes approximately $0.7 million of interest income related to the business tax refund for prior years recorded in the third quarter of 2012, as discussed above in the section, Consolidated Operating Expense.

In the first nine months of 2013, other non-operating income includes a non-cash gain of $3.6 million. This gain represents the difference between the estimated fair value and the book value of our investment in Morningstar Sweden at the date of acquisition. Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations, realized gains and losses from our investment portfolio, gains and losses on sale of fixed assets, and royalty income from MJKK.

Income tax expense

The following table shows our effective tax rate:

	Three months ended September 30		Nine months ended September 30
($000)	2013	2012	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$45,384	$41,744	$133,584	$114,933
Equity in net income of unconsolidated entities	315	478	1,172	1,541
Net loss attributable to the noncontrolling interest	29	34	93	62
Total	$45,728	$42,256	$134,849	$116,536
Income tax expense	$14,265	$15,186	$42,647	$41,441
Effective tax rate	31.2%	35.9%	31.6%	35.6%

Our effective tax rate in the third quarter of 2013 was 31.2%, a decrease of 4.7 percentage points compared with 35.9% in the prior-year period. Year to date, our effective tax rate was 31.6%, compared with 35.6% in the first nine months of 2012. The decreases primarily reflect adjustments to certain deferred income tax benefits and the recognition of additional tax credits and incentives.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of September 30
	2013	2012		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	123,656	125,006		(1.1)%
Registered users for Morningstar.com (U.S.)	7,765,424	7,440,867		4.4%
U.S. Advisor Workstation and Morningstar Office licenses	165,812	161,957		2.4%
Principia subscriptions	21,612	27,695		(22.0)%
Morningstar Direct licenses	8,367	7,115		17.6%
Assets under advisement and management (approximate)
Investment Advisory services	$106.6 bil	$142.4 bil		(25.1)%
Retirement Solutions
Managed Retirement Accounts	$29.2 bil	$24.2 bil		20.7%
Other assets	$30.3 bil	$21.2 bil		42.9%
Total Retirement Solutions	$59.5 bil	$45.4 bil		31.1%
Morningstar Managed Portfolios	$6.6 bil	$4.3 bil	(1)	53.5%
Ibbotson Australia	$3.1 bil	$3.1 bil		—%

Our employees
Worldwide headcount (approximate)	3,490	3,525		(1.0)%
Number of worldwide equity and credit analysts (approximate)	155	155		—%
Number of worldwide fund analysts (approximate)	105	110		(4.5)%

	Three months ended September 30			Nine months ended September 30
(in $ billions)	2013	2012	Change	2013	2012	Change
Average assets under management and advisement	$170.9	$190.8	(10.4)%	$162.1	$188.9	(14.2)%

(1) Revised

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately $29.3 million, or 18% or our total investments balance as of September 30, 2013) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. The proprietary Morningstar portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 57% of our cash, cash equivalents, and investments was held by our operations in the United States as of September 30, 2013. Given our strong liquidity in the U.S., we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

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
In the first nine months of 2013, we repurchased a total of 829,291 shares for approximately $58.1 million. As of September 30, 2013, we have repurchased a total of 5,885,886 shares for $359.1 million since we announced the share repurchase program in 2010.

We expect to make a recurring quarterly dividend payment of 12.5 cents per share in 2013. We paid two dividends totaling $11.7 million in the first nine months of 2013. In October 2013, our board of directors approved a payment of a regular quarterly dividend of 12.5 cents per share payable on October 31, 2013 to shareholders of record as of October 14, 2013.

Cash generated from operating activities is our main source of cash. In the first nine months of 2013, cash provided by operating activities was $132.2 million, driven by $126.6 million of net income, adjusted for non-cash items and $5.6 million in changes from our net operating assets and liabilities.

 As of September 30, 2013, we had cash, cash equivalents, and investments of $342.9 million, an increase of $21.5 million compared with $321.4 million as of December 31, 2012. The increase reflects cash generated from our operating activities partially offset by $62.8 million used to repurchase common stock through our share repurchase program, bonus payments of $36.6 million made during the first quarter of 2013 related to the 2012 bonus, and $28.0 million of capital expenditures. In addition, we used approximately $11.1 million in cash to acquire an additional 76% of Morningstar Sweden to become sole owner.

We expect to continue to make capital expenditures in 2013, primarily for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software. In addition, we expect to make further investments in network and systems security in an amount that may be material.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
($000)	2013	2012	Change	2013	2012	Change
Cash provided by operating activities	$47,078	$37,527	25.5%	$132,213	$92,316	43.2%
Capital expenditures	(9,069)	(4,954)	83.1%	(27,950)	(22,876)	22.2%
Free cash flow	$38,009	$32,573	16.7%	$104,263	$69,440	50.1%

We generated positive free cash flow of $38.0 million in the third quarter of 2013, an increase of $5.4 million compared with free cash flow of $32.6 million in the third quarter of 2012. We generated positive free cash flow of $104.3 million in the first nine months of 2013, an increase of $34.9 million compared with free cash flow of $69.4 million in the first nine months of 2012.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013. We also discuss our significant accounting policies in Note 3 of our Audited Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 25, 2013:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 25, 2013	Projected Beneficial Ownership (1)
Bevin Desmond Head of Global Markets and Human Resources	8/19/2013	7/31/2014	40,000	Shares to be sold under the plan if the stock reaches specified prices	—	64,765 (2)
Steve Kaplan Director	3/4/2013	12/31/2013	6,000	Shares to be sold under the plan on specified dates	—	51,055
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	10,000	64,232
Richard Robbins General Counsel and Corporate Secretary	8/14/2013	3/1/2014	3,983	Shares to be sold under the plan if the stock reaches a specified price	—	19,866
David Williams Head of Design and Marketing	8/27/2013	12/1/2014	30,000	Shares to be sold under the plan if the stock reaches specified prices	—	44,443

During the third quarter of 2013, the previously disclosed Rule 10b5-1 sales plan for Cheryl Francis completed in accordance with its terms.
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2013, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2013 and restricted stock units that will vest by November 29, 2013. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2013. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin Desmond and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of September 30, 2013, our cash, cash equivalents, and investments balance was $342.9 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $1.0 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2013:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2013	5,804,364	$60.78	5,804,364	$147,113,706
July 1, 2013 – July 31, 2013	31,372	74.98	31,372	$144,760,896
August 1, 2013 – August 31, 2013	28,390	76.30	28,390	$142,594,108
September 1, 2013 – September 30, 2013	21,760	76.16	21,760	$140,936,469
Total	5,885,886	$60.99	5,885,886

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorized the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved a $200 million increase to this program. In December 2012, the board authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock with a revised expiration date of December 31, 2014.

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: November 6, 2013	By:	/s/ Scott Cooley
Scott Cooley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 6, 2013 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statement

 ______________________________________