Form 10-K
period 2013-12-31
Morningstar, Inc.
filed 2014-02-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2013 was $1.6 billion. As of February 21, 2014, there were 44,700,741 shares of the Registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Overview

Morningstar is a leading provider of independent investment research in North America, Europe, Australia, and Asia. Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of products and services for financial advisors, asset managers, retirement plan providers and sponsors, and individual investors. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Latin America, and South Africa. Morningstar serves approximately 260,000 financial advisors, 1,500 asset management firms, 26 retirement plan providers, 237,000 retirement plan sponsors, and 9.3 million individual investors. We have operations in 27 countries.

In the third quarter of 2013, we revised our segment reporting to reflect our shift to a more centralized organizational structure. We now report our results in a single reportable segment and have changed the presentation of our prior-period results to reflect our new segment structure.

We maintain a series of comprehensive databases on many types of investments, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2013, we provided extensive data on approximately 420,000 investments, including:

•	155,000 open-end mutual funds globally;

•	10,700 exchange-traded funds (ETFs);

•	6,300 closed-end funds;

•	34,500 stocks;

•	5,800 hedge funds;

•	10,300 separate accounts and collective investment trusts;

•	115,400 variable annuity/life subaccounts and policies;

•	61,900 insurance, pension, and life funds;

•	14,000 unit investment trusts; and

•	4,600 state-sponsored college savings plan portfolios (commonly known as Section 529 College Savings Plans).

Our investment database also includes:

•	87 years of capital markets data capturing performance of several major asset classes;

•	extensive cash flow, ownership, and biographical data on directors and officers;

•	security-level identification information;

•	regulatory documents, disclosure filings, and conference-call transcripts;

•	real-time market data on more than 9 million exchange-traded equities, derivatives, commodities, futures, foreign exchanges, precious metals, news, company fundamentals, and analytics; and

•	real-time price quotes for global foreign currencies.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products and services to individual investors, financial advisors, asset managers, and retirement plan providers and sponsors around the world.

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

In 2012, we published research on "Gamma," an innovative measure that quantifies how much additional retirement income investors can generate by making better financial planning decisions.
As part of our research efforts on individual stocks, we popularized the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett, and margin of safety, which reflects the size of the discount in a stock's price relative to its estimated value. The Morningstar Rating for stocks is based on the stock's current price relative to our analyst-generated fair value estimates, as well as the company's level of business risk and economic moat. Our analysts cover approximately 1,600 stocks, using a consistent, proprietary methodology that focuses on fundamental analysis, competitive advantage assessment, and intrinsic value estimation. In 2013, 12 of our equity analysts were included in The Wall Street Journal’s 21st annual “Best on the Street” analysts survey.
In 2013, we significantly expanded our equity coverage with the launch of quantitative ratings and reports for 28,000 companies globally. These quantitative equity ratings are forward-looking and generated by a statistical model based on our analyst-driven equity ratings and quantitative statistics.

We offer a variety of qualitative measures such as Stewardship Grades, which help investors identify companies and fund firms that have demonstrated a high level of commitment to shareholders and stewardship of investors' capital. In 2012, we introduced a new global Stewardship Rating for stocks that places more emphasis on management decisions that directly improve returns on invested capital and shareholder investment. In 2011, we introduced our forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. We also offer qualitative research and ratings on alternative funds, exchange-traded funds, closed-end funds, 529 plans, and target-date funds.

In addition, we publish credit ratings and associated research on corporate debt issuers. We currently provide ratings on about 600 issuers and also provide research and ratings on commercial mortgage-backed securities. In 2012, we began publishing analyst research on municipal bonds. Our fundamental municipal research is designed to assess relative credit quality and fiscal distress using a proprietary, analyst-driven methodology.

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

The Morningstar Rating

We provide Morningstar ratings for funds (based on historical risk and returns) and stocks (based on our fair value estimates).

★★★★★ ★★★★ ★★★ ★★ ★

The Morningstar Analyst Rating

The Morningstar Analyst Rating for funds is a global, qualitative measure based on our analyst research.

Gold
Silver
Bronze
Neutral
Negative

The Morningstar Style Box

The Morningstar Style Box is a nine-square grid that illustrates the "investment style" of stocks and mutual funds. It classifies securities based on their market capitalization (the vertical axis) and growth and value factors (the horizontal axis).

Value
Blend
Growth
Large
Mid
Small

Gamma Methodology

Our new research on Gamma quantifies the value of financial planning and incorporates five key components that can improve retirement income.

Gamma
Asset Location and Withdrawal Sourcing
Liability Relative Optimization
Dynamic Withdrawal Strategy
Annuity Allocation
Total Wealth Asset Allocation

Human Capital

We use the concept of human capital—or potential future earning ability—to provide a more complete picture of an investor's financial worth and optimize the asset mix for retirement portfolios.

Retirement Age
$$$$
$$$
$$
$
Human Capital
Financial Capital
45
65
85

Market Valuation

Our market valuation graph compares current market prices with our analyst-generated fair value estimates for a given sector or market index.

Today's Ratio: 1.02
Fair Value
Overvalued
Undervalued
1.05
FV

Portfolio X-Ray

X-Ray
Asset Allocation
Stock Style Diversification
Cash 4.85
U.S. Stocks 83.68
Foreign Stocks 4.37
Bonds 6.07
Other 1.03
Not Classified 0.00
Valuation
Interest Rate Sensitivity

Quantitative Rating

Our quantitative equity ratings are generated by a statistical model based on analyst-driven measures, including Morningstar's Economic Moat Rating and other factors.

Quantitative Scores
Scores
All
Rel Sector
Rel Country
Quantitative Moat Wide 100 100 99
Valuation Fairly Valued 75 83 84
Quantitative Uncertainty Medium 91 89 83
Financial Health Moderate 62 58 62
GE
USA
Undervalued
Fairly Valued
Overvalued

Strategy and Key Objectives

Our strategy is to widen our economic moat, or sustainable competitive advantage, and build shareholder value by focusing on our three key objectives, which we describe in more detail below.

1. Develop the next-generation software for our investment research platforms, which will offer the most elegant and intuitive user experience for our customers.

We believe our customers’ technology needs are rapidly evolving, and our clients increasingly want integrated solutions as opposed to using different research tools for different parts of their portfolios. To meet this, we’re rebuilding our core software architecture to accelerate delivery of our products, allow us to innovate more rapidly, and drive rich web-based user experiences for our clients.

We're currently building the next-generation software architecture that will eventually underlie most of our software products. The new software architecture uses an underlying framework that allows us to create capabilities or tools that take our software to a much higher design standard that’s more intuitive, elegant, and easy-to-use and helps ensure a more consistent, cohesive “signature Morningstar” user experience. It also has several technological advantages, including a more streamlined design and development process for commonly used Morningstar capabilities such as portfolio management tools and a more consistent user experience across Morningstar's platforms.

The new software architecture will also address the growing need for mobile-optimized capabilities to extend the desktop experience onto mobile devices, as well as clients’ increasing preference for cloud-based deployment, which eliminates the need for desktop software installations and allows immediate access to new features. The new software framework will be easier for clients to implement and configure through seamless programming interfaces and web services. It will also allow us to innovate more rapidly and more easily configure our software solutions to meet client needs.

We plan to introduce this new architecture as part of Morningstar Direct in 2014, beginning with new versions of many of our core capabilities. Over time, we expect the majority of our software solutions to use this single technology architecture. By moving all of our core research products to a common software architecture, we'll be able to leverage our development resources, give our customers a more unified and consistent Morningstar experience, and better showcase our innovative research and analytical tools.

2. Deliver the most effective investment data, research, and ratings to help investors reach their financial goals.

We believe that our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to continue producing insights that empower investors and focus our research efforts in three major areas:

•
Extend leadership position in global fund research. In recent years, we have expanded our analyst coverage outside of the United States. We've built an integrated team of locally based fund experts to expand our research coverage in additional markets around the world. As of December 31, 2013, we had 105 fund analysts globally, including teams in North America, Europe, Asia, and Australia. We currently produce qualitative analyst research and Morningstar Analyst Ratings on about 4,000 funds around the world. We plan to continue expanding the number of funds that have Morningstar Analyst Ratings and in-depth qualitative research reports.

•
Continue leveraging our capabilities in stocks. Our equity research complements our approach to mutual fund analysis, where we focus on analyzing the individual stocks that make up each fund's portfolio. As of December 31, 2013, we provided analyst research on about 1,600 companies globally. We also provide quantitative ratings and reports for approximately 28,000 companies globally.

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

•
Build business in credit research and ratings. We began publishing research and ratings on corporate credit issuers in 2009 and currently produce research and ratings on about 600 corporate credit issuers. In 2012, we began publishing research on more than 100 municipal bond issuers. We view credit ratings as a natural extension of the equity research we've been producing for the past decade. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover. In 2013, we also published research reports analyzing pension plan assets and liabilities for pension plans administered by all 50 states and 25 major cities.

We're including this research on our software platforms to provide investors with an additional perspective on fixed-income investments. We also plan to monetize the ratings through enterprise licenses and subscriptions to our institutional equity research clients, who have access to the forecasts, models, and scores underlying the ratings.

We also offer fixed-income capabilities through Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization (NRSRO) that specializes in research and ratings on commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS). We believe investors are looking for better research on these securities and that we're well-positioned to meet this need.

3. Be a world-class investment management organization based on our proprietary research.

We believe assembling and evaluating multimanager portfolios is a natural extension of our expertise in understanding managed investment products. Our investment advisory programs combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios made up of other funds, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing funds and combine quantitative research with a qualitative assessment of manager skill and investment style. We had a total of $83.5 billion in assets under advisement in our Investment Advisory business as of December 31, 2013.

Our advisory business focuses on relationships and agreements where we act as a portfolio construction manager or asset allocation program designer for a mutual fund or variable annuity and receive a basis-point fee. We plan to further develop this business by expanding outside of the United States, building our capabilities in areas such as alternative investment strategies, developing more ways to incorporate risk protection and insurance, reaching additional client segments, and focusing on performance and client support.

We also offer managed retirement account services through our Retirement Solutions platform and had $31.7 billion in assets under management in our managed retirement accounts as of December 31, 2013. We offer these services for retirement plan participants who choose to delegate management of their portfolios to our managed retirement programs, which are based on quantitative systems that select investment options and make retirement planning choices for the participants. We believe retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2013, there were $7.3 billion in assets under management and advisement in Morningstar Managed Portfolios.

Major Customer Groups

Given the core capabilities discussed above, we're focusing on four primary customer groups:

•	Advisor (including independent financial advisors as well as those affiliated with broker-dealers, other intermediaries, and retail brokerage firms);

•	Asset management (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients);

•	Retirement (including retirement plan providers and plan sponsors); and

•	Individual investor.

We describe each of these four customer groups in the section below.

Advisor

Financial advisors work with individual investors to help them reach their financial goals. This customer group includes several different types of advisors, including independent advisors at registered investment advisor (RIA) firms, advisors affiliated with independent broker-dealers, dually registered advisors, and “captive” advisors who are employees of a broker-dealer. Captive broker-dealers include wirehouses, regional broker-dealers, and banks. Cerulli Associates estimates there were approximately 300,000 financial advisors in the United States as of the end of 2013.

There has also been an industry-wide shift in favor of fee-based planning, as opposed to commission models. We add value by helping advisors make more efficient use of their time and deliver better investment outcomes for their clients. We also offer a comprehensive and integrated set of solutions, including proprietary investment methodologies, portfolio- and security-level research, and investment management. We believe our products and tools are deeply embedded in many portions of financial advisors’ daily workflow.

We sell our advisor-related solutions both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing firm to use our products.

To build this business, we plan to focus on helping advisors with a broad range of tasks, including investment decision-making, new client acquisition, client monitoring and reporting, and practice management. We're expanding our mobile solutions to reach advisors wherever they are—including at a desktop, on a mobile device, participating in social networking sites, or attending conferences and events. We plan to build comprehensive advisory solutions that incorporate both retirement and non-retirement assets and continue expanding our reach with both independent advisors and those affiliated with larger firms.

Our main products for financial advisors are Morningstar Advisor Workstation (including Morningstar Office), Morningstar Managed Portfolios, and Principia.

Asset management

Asset management firms create, market, and distribute investment portfolios. We estimate that there are approximately 2,700 asset management firms globally, ranging from large, global firms that each manage more than $1 trillion to firms with small fund lineups and operations in a single market or region. The asset management customer group includes individuals involved in sales, marketing, product development, and distribution, as well as investment management (the “buy side”), which includes portfolio management, research, and securities analysis.

Our asset management offerings help companies connect with investors by applying Morningstar’s intellectual capital and brand to reinforce the value propositions of their own financial products. We offer a global reach and have earned investors’ trust in our unbiased approach, investor-centric mission, thought leadership, and expertise in data and investment management.

Our strategy for the asset management customer group includes expanding the range of services we offer, driving our thought leadership, helping clients adapt to regulatory change, and tailoring our offerings to meet the needs of asset management firms of various sizes. We also plan to expand our offerings to meet the growing need for research, data, and tools related to ETFs and other passively managed portfolios, as well as enhancing our derivatives coverage and capabilities to help investors better analyze and understand the rapidly increasing universe of alternative investments.

For the buy side, we provide award-winning equity and credit research for active fundamental portfolio managers who want actionable, unbiased ideas that improve performance. We deliver focused ideas proven to drive long-term performance and consistent global research methodologies that can integrate with portfolio managers’ and analysts’ workflow.

Our goal is to expand the number of asset management firms and individuals at these firms who employ Morningstar’s research offerings to help them achieve better results for their clients. We also plan to incorporate our proprietary research methodologies in our data, analytics, and tools to continue developing differentiated software and data offerings.

The key products we offer for asset management firms include Morningstar Direct, Morningstar Data, Integrated Web Tools, Investment Profiles, and Investment Advisory services. For the buy side, key products include Morningstar Equity and Credit Research, Structured Credit Research and Ratings, Morningstar Data, and Morningstar Direct.

Retirement

In the retirement market, millions of investors are now charged with planning for their own retirement, as more companies have shifted from traditional pension plans to self-directed retirement plans such as 401(k) plans. Total assets in 401(k) plans have increased to $4.0 trillion as of September 30, 2013 based on data from the Investment Company Institute. In the wake of the financial crisis in 2008 and 2009, we believe individual investors, financial advisors, employers, and government organizations have all become more aware of the need for advice and guidance that helps individuals build assets for retirement and beyond.

Our retirement offerings help retirement plan participants of all ages plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees).

We currently reach approximately 24 million plan participants through approximately 237,000 plan sponsors and 26 plan providers.

We help plan providers manage their risk and costs while differentiating themselves in an increasingly competitive market. We believe that we’re uniquely positioned as the only company that offers a full range of scalable, customizable retirement solutions driven by proprietary investment methodologies. We also help retirement plan sponsors enhance their investment lineups, meet their fiduciary obligations, and help their employees prepare for retirement.

We're continuing to enhance our managed retirement accounts, which is the largest and fastest-growing product offering within our Retirement Solutions business. We plan to continue improving our user interface, add solutions that allow investors to save for multiple goals, and incorporate a broader range of factors for retirement planning, such as health-care costs. We also plan to expand our offerings in select markets outside the United States.

Our major products for the retirement customer group are Retirement Solutions, Investment Advisory services, and Investment Profiles.

Individual investor

We also offer products for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. While the number of individual investors in the United States has declined from peak levels, Gallup’s annual Economics and Personal Finance Survey released in May 2013 found that approximately 52% of individuals in the United States invest in the stock market either directly or through mutual funds or self-directed retirement plans. On a global basis, McKinsey Global Institute estimates that households own approximately $85.2 trillion in financial assets, with approximately 28.1% invested in equities and 71.9% in other investments including cash, money-market funds, and fixed-income securities.

Most of our products for individual investors are designed for motivated people who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial advisors. Our independent investment research, proprietary ratings, and proven portfolio strategies enable investors to make sensible plans, select investments to meet their needs, and monitor their portfolios through changing markets with more confidence and clarity.

We support our offerings for individual investors with a staff of analysts and investment strategists who continuously monitor, rate, and provide valuable perspective on stocks, funds, and other investments using a consistent, proven methodology. As an independent investment research provider, we’re uniquely positioned and trusted to support the needs of individual investors. Because many individual investors trust Morningstar’s research and tools, our extensive reach with individual investors also drives demand for our other customer groups.

Our main product for individual investors is Morningstar.com, which includes both paid Premium Memberships and free content available to registered users and visitors. We also reach investors through a series of investment newsletters, iPad and mobile applications, and through partnerships with other websites, such as Yahoo Finance, MSN Money, and Google Finance. We also reach millions of individual investors indirectly through our investment management offerings, including Investment Advisory, Retirement Solutions, and Morningstar Managed Portfolios.

Acquisitions and Divestitures

Since our founding in 1984, we have focused primarily on organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2010, we also completed 24 acquisitions to support our growth objectives (as detailed above). During the second quarter of 2013, we acquired an additional 76% interest in Morningstar Sweden AB to become sole owner.

For more information about the acquisitions and divestitures, refer to Notes 6 and 7 of the Notes to our Consolidated Financial Statements.

Major Products and Services

The section below describes some of our major products and services (ranked in order of size based on their 2013 revenue).

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

In 2013, our UK-based subsidiary, Morningstar UK Limited, received the Best Investment Data Provider award at the Professional Adviser Awards.

Also in 2013, the Financial Industry Regulatory Authority (FINRA) selected Morningstar to provide financial data, technology and design for the re-launch of FINRA's Market Data Center. FINRA's Market Data Center makes available to retail investors a wealth of information on a broad spectrum of financial instruments. We designed the new Market Data Center and provide comprehensive intra-day pricing and fundamental data for U.S. fixed income securities, equities, options, indexes, mutual funds and ETFs.

Pricing for Morningstar Data is based on the number of funds, market indexes, stocks, commodities, or other securities covered; the amount and depth of information provided for each security; and the number of users and level of distribution.

For Morningstar Data, our primary competitors are Financial Express, Informa Investment Solutions, and Thomson Reuters.

Morningstar Data was our largest product in 2013 and accounted for 18.5%, 17.5%, and 16.5% of our consolidated revenue in 2013, 2012, and 2011, respectively.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm's back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine mutual funds, stocks, separate accounts, variable annuity/life subaccounts, ETFs, hedge funds, closed-end funds, fixed-income securities, unit investment trusts, 529 plans, offshore funds, and pension and life funds.

As of December 31, 2013, approximately 170,000 advisors in the United States were licensed to use Advisor Workstation, which is available in two versions: Morningstar Office for independent financial advisors and an enterprise version for financial advisors affiliated with larger firms.

Morningstar Office is our complete practice and portfolio management system for independent financial advisors. This single, all-inclusive platform is designed to support the core aspects of an advisor’s practice. It features robust portfolio management and performance reporting, advanced research capabilities, sophisticated investment planning, and customer relationship management (CRM) tools for batch reporting and client communications.

The enterprise version includes four core modules: Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, including tools for defined contribution plans; Morningstar Document Library, which helps firms comply with pre- and post-sale document delivery requirements by providing access to prospectuses and supplements in HTML or PDF formats; Analyst Research Center, which complements the quantitative data in Advisor Workstation with independent, qualitative research on stocks, mutual funds, ETFs, and initial public offerings; and Presentation Library, which gives advisors access to compelling client presentation materials. These applications can be purchased as stand-alone products or combined as part of a full Workstation license.

In 2013, we completed the migration of all of our clients in the United States to Morningstar Advisor Workstation 2.0, a platform we launched in 2010 that incorporates significant technology upgrades along with interface and usability improvements. This migration will allow us to fully retire the previous version and enhance our efforts to simplify and consolidate our product lines. Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the level of functionality. We typically charge annual fees of about $3,400 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. For clients who purchase more limited tools-only licenses, the price per user is substantially less. We generally charge $5,700 per user for an annual license for Morningstar Office.

Major competitors for Morningstar Advisor Workstation and Morningstar Office include Advent Software, Charles Schwab, Standard & Poor's, SunGard, Tamarac (a division of Envestnet), and Thomson Reuters.

Morningstar Advisor Workstation is our second-largest product based on revenue and made up 13.3%, 13.1%, and 12.6% of our consolidated revenue in 2013, 2012, and 2011, respectively.

Morningstar Direct

Morningstar Direct is an institutional investment research platform that provides professionals with advanced analytical tools to perform research on the complete range of securities in Morningstar's global database, as well as privately held investments and data from third-party providers. This comprehensive platform empowers portfolio managers, investment consultants, financial product managers, wealth managers, and other finance professionals worldwide to develop, select, and monitor investments. These professionals use the qualitative and quantitative content available on Morningstar Direct—including data on current and historical performance data, operations, portfolio holdings, and asset flows—to conduct advanced performance comparisons and in-depth analyses of an investment's underlying investment style. Morningstar Direct also allows users to transform investment data into custom-branded reports and presentations to support internal audiences and marketing and sales groups.

Over the past several years, we have expanded the range of third-party content included in Morningstar Direct, including indexes from all major providers and the HFR hedge fund database. We recently entered into an agreement to make separate account and hedge fund data from eVestment Alliance available to Morningstar Direct users. This database of more than 22,000 separate accounts and 23,000 hedge funds will be available for an additional annual fee to Morningstar Direct users in 2014.
Morningstar Direct's primary competitors are eVestment Alliance, FactSet Research Systems, and Thomson Reuters.

Morningstar Direct had approximately 8,500 licensed users worldwide as of December 31, 2013.

Pricing for Morningstar Direct is based on the number of licenses purchased. For clients in the United States, we generally charge an annual fee of $17,000 for the first user, $10,500 for the second user, and $9,000 for each additional user.

Morningstar Direct is our third-largest product based on revenue and accounted for 11.4%, 9.9%, and 8.3% of our consolidated revenue in 2013, 2012, and 2011, respectively.

Investment Advisory

Our Investment Advisory business provides institutional investment consulting, investment advisory, and management services for asset management firms, broker-dealers, and insurance providers. We offer Investment Advisory services through Morningstar Associates, Inc.; Morningstar Associates Korea Co., Ltd.; Morningstar Associates, LLC; Morningstar Investment Management Europe, Ltd; Ibbotson Associates, Inc.; Ibbotson Associates Australia Limited; Ibbotson Associates Japan KK; OBSR Advisory Services Limited; and Morningstar Investment Consulting France SAS (formerly Seeds Finance). All of these entities are wholly owned or majority-owned subsidiaries of Morningstar, Inc., and are authorized to provide investment advisory services by the appropriate regulatory agency in their applicable jurisdictions.

Drawing on our proprietary research and methodologies, we deliver four core service offerings: asset allocation, manager evaluation, portfolio management, and 15(c) board consulting services. We focus on delivering customized solutions that improve the investor experience and help our clients build their businesses. Many of our Investment Advisory agreements focus on investment monitoring and asset allocation for multimanager portfolios made up of managed investment products, such as mutual funds, separate accounts, and variable insurance trusts. We focus on relationships where we're paid a fee expressed as a percentage of assets under management for ongoing investment management and advice, as opposed to one-time relationships where we're paid a flat fee.

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

Pricing for our Investment Advisory is based on the scope of work, our degree of investment discretion, and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for multimanager portfolios made up of managed investment products.

Investment Advisory was our fourth-largest product based on revenue in 2013 and accounted for 8.5%, 10.1%, and 11.3% of our consolidated revenue in 2013, 2012, and 2011, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com in the United States. Revenue for this product offering includes both Premium Memberships (which made up about 60% of Morningstar.com's revenue base in 2013) and Internet advertising sales (which made up the remaining 40%). As of December 31, 2013, the free membership services offered through Morningstar.com had approximately 9.3 million registered users worldwide, who have access to comprehensive data on stocks, mutual funds, ETFs, closed-end funds, 529 plans, commodities, options, bonds, and other investments to help them conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors of all levels access timely, relevant investment information.

Morningstar.com has been named one of the best investing websites by publications such as Kiplinger's Personal Finance and The American Association of Individual Investors.

We also offer more than 40 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets. In 2013, the London Times included our UK-based site, Morningstar.co.uk, in its list of 50 top websites to help people save money.

We use our free content as a gateway into paid Premium Membership, which includes access to written analyst reports on more than 1,400 stocks, 1,200 mutual funds, 400 ETFs, and 120 closed-end funds, as well as our Portfolio X-Ray, asset allocation and portfolio management tools, proprietary stock data, Stewardship Grades and Ratings, and premium stock and fund screeners. We currently offer Premium Membership services in Australia, Canada, China, Italy, the United Kingdom, and the United States.

In 2013, we introduced Morningstar® for iPad, a comprehensive personal investing app that allows users to monitor the markets, evaluate their portfolios, and research securities. We believe this app sets a high standard for visual design, technology, and user experience.

Morningstar.com competes with The Motley Fool, Seeking Alpha, TheStreet.com, and Yahoo! Finance as well as other finance sites, such as AOL Money & Finance, Google Finance, Marketwatch.com, MSN Money, and The Wall Street Journal Online.

As of December 31, 2013, we had approximately 124,000 paid Premium subscribers for Morningstar.com in the United States plus an additional 6,000 paid Premium subscribers in Australia, Canada, China, Italy, and the United Kingdom. We currently charge $23.95 for a monthly subscription, $199 for an annual subscription, $339 for a two-year subscription, and $439 for a three-year subscription for Morningstar.com's Premium Membership service in the United States. We also sell advertising on Morningstar.com.

Morningstar.com (including local versions outside of the United States) is our fifth-largest product based on revenue and accounted for 8.0% of our consolidated revenue in 2013, compared with 8.2% in 2012 and 8.9% in 2011.

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

In 2013, we introduced the next-generation version of Morningstar Retirement Manager, which incorporates our latest institutional asset allocation methodologies. It also includes Income Secure, a program that provides individualized, tax-efficient retirement income drawdown advice.

We also entered into an agreement with Charles Schwab to add Morningstar to Schwab’s Index Advantage program, which uses low-cost investments (index funds or ETFs) with professional management from Morningstar to provide a low-cost, yet effective program to help participants prepare for retirement.

As of December 31, 2013, approximately 24 million plan participants had access to Retirement Solutions through approximately 237,000 plan sponsors and 26 plan providers. Pricing for Retirement Solutions depends on several different factors, including the level of services offered (including whether or not such services cause us to be an ERISA fiduciary), the number of participants, the level of systems integration required, and the availability of competing products.

In the retirement advice market, we compete primarily with Financial Engines and Guided Choice.

Morningstar Integrated Web Tools

Morningstar Integrated Web Tools is a set of tools and capabilities that help institutional clients build customized websites or enhance their existing solutions with Morningstar's online tools and components. We offer a series of components, editorial content, and reports that investment firms can license to build or enhance their websites for financial advisors and individual investors. Outside the United States, clients can customize our offerings with capabilities tailored to regional markets, multiple languages, and local currencies. Our suite of components can be customized to analyze sets of investments, focus on client-defined data points and methodologies, or perform calculations required by specific products or services. We also offer licenses for investment research, editorial content, and portfolio analysis and comparison tools that allow users to drill down into the underlying data when researching a potential investment.

Competitors for Integrated Web Tools include Advisor Software, Inc., Financial Express, Interactive Data Corporation, Markit on Demand, and Thomson Reuters.

Pricing for Integrated Web Tools consists of both ongoing license fees and one-time development fees and depends on the customer, the level of distribution, and the scope of information and functionality licensed.

Morningstar Managed Portfolios

We offer the Morningstar Managed Portfolios program through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc. The target customer for Morningstar Managed Portfolios is fee-based independent financial advisors. These advisors are often affiliated with the corporate registered investment arms of insurance companies and independent and registered broker-dealers.

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. This program is only available through financial advisors. Our team of investment professionals uses a disciplined process for asset allocation, security selection, and risk management. We complement these asset management services with online client-management functions such as risk profiling and access to client statements, transaction capabilities, and performance reports.

We had approximately $7.3 billion in assets under management with about 4,600 financial advisors using the service as of December 31, 2013. We charge asset-based fees for Morningstar Managed Portfolios. The management fee is typically based on a tiered schedule that depends on the client's average daily portfolio balance. Fees for our mutual fund and ETF portfolios generally range from 20 to 40 basis points. We charge 40 to 55 basis points for Select Stock Baskets, which is a managed account service that incorporates customizable stock portfolios based on Morningstar's proprietary equity research and indexes.

For Morningstar Managed Portfolios, our primary competitors are Assetmark, Brinker Capital, Curian Capital, Envestnet PMC, Loring Ward, and SEI Investments. We also compete with in-house research teams at independent broker-dealers who build proprietary portfolios for use on brokerage firm platforms, as well other registered investment advisors that provide investment strategies or models on these platforms.

Other Products and Services

In addition to the products described above, we offer a variety of other products and services, including:

•	Equity and Credit Research: our fundamental research on approximately 1,600 companies worldwide plus credit ratings and analysis for about 600 of the largest corporate bond issuers worldwide;

•
Structured Credit Ratings and Research, offered through Morningstar Credit Ratings, LLC, a Nationally Recognized Statistical Rating Organization (NRSRO) that provides timely new issue and surveillance ratings and analysis for commercial and residential mortgage-backed securities, as well as operational risk assessment services;

•	Morningstar Investment Profiles: pre-made or custom-generated investment fact sheets institutions can use to help investors understand, compare, and differentiate investment offerings;

•
Morningstar Commodity Data: high-quality market data and analytical products for energy data management systems, financial and agricultural data management, historical analysis, trading, risk management and forecasting;

•	Principia: our CD-ROM-based investment research and planning software for financial planners;

•	Morningstar Indexes: a comprehensive set of investment indexes that can be used to benchmark the market and create investment products;

•	Financial Communications materials;

•	Morningstar Enterprise Data Management: customized data aggregation and performance reporting solutions that help clients integrate data more effectively;

•	Market data and desktop software;

•	Other investment software for financial advisors and institutions; and

•	Print and online publications.

Marketing and Sales

We promote our products and services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our sales team includes several strategic account managers who oversee all aspects of our largest institutional client relationships. We also have a sales operations staff, which focuses on tracking and forecasting sales and other tasks to support our sales team. We have a regional sales team responsible for expanding relationships for Morningstar Managed Portfolios. We also have a client solutions team responsible for developing a deep understanding of our customers and creating solutions to meet their needs. Across our business, we focus on high levels of customer support to help our clients use our products effectively. We had approximately 500 sales and marketing professionals on staff as of December 31, 2013.

We incurred approximately $6.9 million of advertising expense in 2013, including expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns.

International Operations

We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries doing business in each of the following 26 countries: Australia, Brazil, Canada, Chile, Denmark, France, Germany, India, Italy, Japan, Korea, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China (both Hong Kong and the mainland), Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. See Note 4 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

As of December 31, 2013, we also held a minority ownership position (approximately 34% of the outstanding shares) in Morningstar Japan K.K. (MJKK); this share had a market value of approximately $95 million. MJKK is publicly traded under ticker 4765 on the Osaka Stock Exchange “Hercules Market.” See Note 8 of the Notes to our Consolidated Financial Statements for information about our investments in unconsolidated entities.

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

Because of the value of our brand name and logo, we have tried to register one or both of them in all of the relevant international classes under the trademark laws of most of the jurisdictions in which we maintain operating companies. As we move into new countries, we consider adding to these registrations. We have registered the Morningstar name and/or logo in numerous countries and the European Union and have applied for registrations in various other countries. In some jurisdictions, we also register certain product names.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks that we use:

Ibbotson Associates ®	Morningstar Office SM
Morningstar ® Advisor Workstation SM	Morningstar ® Ownership Zone SM
Morningstar Analyst Rating TM	Morningstar ® Portfolio X-Ray ®
Morningstar ® Analyst Research Center SM	Morningstar ® Principia ®
Morningstar Direct SM	Morningstar Rating ™
Morningstar ® Integrated Web Tools SM	Morningstar ® Retirement Manager SM
Morningstar® for iPad®	Morningstar ® Stewardship Grade SM
Morningstar ® Managed Portfolios SM	Morningstar Style Box ™
Morningstar Market Barometer SM	Morningstar.com ®

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

We maintain licensing agreements with all of our operating companies. We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to market our products and develop and sell country-specific variants of products under the Morningstar name in their operating territories.

In the ordinary course of our business, we obtain and use intellectual property from a wide variety of sources, including licensing it from third-party sources, developing it internally, and obtaining it directly from public filings.

Seasonality

We believe our business has a minimal amount of seasonality. Some of our smaller products, such as our Financial Communications materials and our annual investment conference in Chicago, generate the majority of their revenue in the first or second quarter of the year. We sell most of our products with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products.

We believe market movements generally have more influence on our performance than seasonality. The revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2013, our largest customer accounted for less than 2% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past several years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our major competitors include Bloomberg; Standard & Poor's, a division of McGraw Hill Financial; and Thomson Reuters. These companies have financial resources that are significantly greater than ours. We also have a number of smaller competitors, which we discuss in Major Products and Services above.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment research and analytics, design, product reliability, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2013, our technology team consisted of approximately 900 programmers and technology and infrastructure professionals.

Government Regulation

United States

Investment advisory and broker-dealer businesses are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Financial services companies are among the nation's most extensively regulated. The Securities and Exchange Commission (SEC) is responsible for enforcing the federal securities laws and oversees federally registered investment advisors and broker-dealers.

As of December 31, 2013, three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc. are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

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

Australia

Our subsidiaries that provide financial information services and advice in Australia, Morningstar Australasia Pty Limited and Ibbotson Associates Australia Ltd., are registered and hold an Australian Financial Services license and are subject to oversight by the Australian Securities and Investments Commission (ASIC). This license requires them to, among other things, maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

United Kingdom

Throughout 2013, Morningstar Investment Management Europe Limited and OBSR Advisory Services Limited were authorized and regulated by the Financial Conduct Authority (FCA) to provide advisory services in the United Kingdom. As authorized firms, these companies are subject to the requirements and regulations of the FCA. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements. In February 2014, OBSR Advisory Services Limited submitted an application to the FCA to cancel its investment advice permission. If the FCA confirms the cancellation request, OBSR Advisory Services Limited will no longer be subject to FCA’s oversight, requirements, and regulations. Morningstar Investment Management Europe Limited will maintain its investment advice permission and remain subject to FCA’s oversight, requirements, and regulations.

Other Regions

We have a variety of other entities (including in Canada, Japan, Korea, Thailand, and France) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small.

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

Employees

We had approximately 3,565 employees as of December 31, 2013, including approximately 660 data analysts, 70 designers, 380 investment analysts (including consulting and quantitative research analysts), 900 programmers and technology staff, and 500 sales and marketing professionals. Our U.S.-based employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 28, 2014, we had 11 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	57	Chairman, Chief Executive Officer, and Director
Stéphane Biehler	46	Chief Financial Officer
Bevin Desmond	47	Head of Global Markets and Human Resources
Catherine Gillis Odelbo	51	Head of Corporate Strategy and Partnerships
Greg Goff	42	Chief Technology Officer
Thomas Idzorek	43	President, Morningstar Investment Management
Kunal Kapoor	38	Head of Information Products and Client Solutions
Haywood Kelly	45	Head of Global Research
Richard Robbins	51	General Counsel and Corporate Secretary
James Tanner	53	Head of Global Business Development and Sales
David W. Williams	53	Head of Design and Marketing

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from 1984 to 1996 and from 2000 to the present.

Joe holds a bachelor's degree in business administration from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

Stéphane Biehler

As chief financial officer, Stéphane Biehler is responsible for corporate finance, accounting, tax, and investor relations. He joined us in 2013 and previously served as executive vice president, chief accounting officer, and corporate controller for NYSE Euronext, a global operator of financial markets, since 2007. Before the 2007 merger between NYSE Group with Euronext to form NYSE Euronext and the 2006 merger of Archipelago Holdings with the New York Stock Exchange to form NYSE Group, he joined Archipelago Holdings as managing director and corporate controller in 2004.

Stéphane holds a master’s degree in international business from the University of Haute-Alsace in France.

Bevin Desmond

Bevin Desmond is head of global markets and human resources for Morningstar, a role she has held since 2010. She is responsible for identifying and developing new markets, managing and directing operations, and overseeing human resources functions for all of Morningstar’s global operations. Previously, she was head of international operations from 2001 until 2010. She joined Morningstar in 1993.

Bevin holds a bachelor's degree in psychology from St. Mary's College.

Catherine Gillis Odelbo

Catherine Gillis Odelbo is head of corporate strategy and partnerships, responsible for working with Morningstar’s senior management team on the company’s overall strategic planning process, mergers and acquisitions, and major partnerships. She has been in this role since 2012. Previously, she was president of equity and credit research from 2009 to 2012. Cathy joined Morningstar in 1988.

She holds a bachelor's degree in American history from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

Greg Goff

Greg Goff is our chief technology officer and is responsible for Morningstar's global technology strategy. Before joining us in 2011, he was senior vice president of global platform technology for The Nielsen Company since 2009. He joined The Nielsen Company in 2004 as vice president of data warehousing. He has also worked for Accenture and BlueMeteor, Inc. in Chicago.

He holds a bachelor’s degree in electrical engineering from the University of Illinois at Urbana-Champaign.

Thomas Idzorek

Thomas Idzorek is president of Morningstar Investment Management. He is responsible for our global investment advice, consulting, retirement solutions, and index businesses. From 2006 until taking on his current role in May 2012, Tom was global chief investment officer for Morningstar Investment Management. Previously, he was director of research and product development for Ibbotson Associates, which we acquired in 2006. He began his career as a senior quantitative research for Zephyr Associates.

He holds a bachelor's degree in marketing from Arizona State University, a master's degree in business administration from Thunderbird School of Global Management, and the Chartered Financial Analyst (CFA) designation.

Kunal Kapoor
Kunal Kapoor is head of Information Products and Client Solutions. The Information Products group is responsible for product development, manufacturing, and innovation. Client Solutions is responsible for building deep client segment expertise and leading our efforts to bundle products and capabilities into solutions for our customers. Kunal became head of our global Client Solutions group starting in 2013 and took on additional responsibility for Information Products in February 2014. For part of 2013, he was president of our Data Division, and from 2010 until 2012, he was president of Equity and Market Data/Software. In 2009 and 2010, he was president of Individual Software. Kunal joined Morningstar in 1997.
He holds a bachelor's degree in economics and environmental policy from Monmouth College and a master's degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst (CFA) designation.
Haywood Kelly
Haywood Kelly is head of global research for Morningstar and oversees our global fund, equity, and credit research and data operations. Before taking on his current role in January 2014, he was head of equity and credit research since 2009 and took on additional responsibility for equity data in 2013. Haywood joined Morningstar in 1991.
He holds a bachelor’s degree in economics from the University of Chicago, where he graduated as a member of Phi Beta Kappa. He also holds the CFA designation.

Richard Robbins

Richard Robbins is our general counsel and corporate secretary. He is responsible for directing Morningstar's legal department and managing our relationships with outside counsel. He also oversees our compliance and corporate communications departments. From 1999 until he joined Morningstar in 2005, he was a partner at Sidley Austin Brown & Wood LLP (now Sidley Austin LLP), which he joined as an associate in 1991.

He holds bachelor's and master's degrees in computer science and electrical engineering from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

James Tanner

James Tanner is head of global business development and sales for Morningstar. He joined us in January 2013. Previously he served as vice chairman of business development for Markit On Demand, an Internet technology company he founded as Wall Street On Demand in 1991. In addition to his role as CEO, he also served in various roles for firms that have owned Wall Street On Demand, including head of sales for eBridge and head of distribution and vice chairman of business development for Markit, a UK-based global financial information company.

Jim holds a bachelor’s degree in Russian language and literature from Haverford College and a master’s degree in business administration from Harvard University.

David W. Williams

David W. Williams is head of design and marketing for Morningstar. He is responsible for corporate design and its application to brand identity, products, communications, and the workplace. He joined us in 1993 and has been instrumental in establishing design as one of our recognized core capabilities.

David holds a bachelor's degree in industrial design from The Ohio State University and a master's degree in fine arts from the Yale University School of Art.

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

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. In some of our retirement contracts, we act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. As part of this service, we can construct and monitor the investment lineup, document our investment process, create an Investment Policy Statement, and furnish the plan with detailed quarterly investment and performance reports. We also provide a managed account service for retirement plan participants who elect to have their accounts managed by our programs. As of December 31, 2013, we had $31.7 billion in assets under management in our managed retirement accounts.

We rely on automated investment technology for our retirement advice and managed retirement accounts services. The Wealth Forecasting Engine is our core advice and managed accounts engine that determines appropriate asset allocations for retirement plan participants and assigns individuals to portfolios. We also rely on automated portfolio construction tools. Problems could arise if these programs assigned retirement plan participants to the wrong portfolios, particularly if we failed to detect program errors over an extended period. We may not be able to prevent clients from taking legal action against us for an actual or claimed breach of a fiduciary duty. If we make an error, we may be subject to potentially large liabilities for make-whole payments and/or litigation. We cannot quantify the potential size of these liabilities with any level of precision.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty. In total, we provided investment advisory and management services on nearly $160 billion in assets as of December 31, 2013. We could face substantial liabilities related to our work on these assets.

Failing to differentiate our products and continuously create innovative, proprietary research tools may harm our competitive position and business results.

We attribute much of our company's success over the past 29 years to our ability to develop innovative, proprietary research tools, such as the Morningstar Rating, Morningstar Style Box, Ownership Zone, and Portfolio X-Ray. We believe these proprietary tools continue to provide us with a competitive advantage, but if tools similar to them become available through other channels, our competitive position and business results may suffer. Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools that gain a wide following. We believe lower technology costs and the growth of open software platforms have lowered the barriers to entry for new competitors, making it easier for new players to enter the market. Smaller companies may be able to introduce new research tools that gain a wide following. If we fail to introduce innovative, proprietary research tools at the same rate as in the past, we may not generate enough enthusiasm with potential clients to win new business. We cannot guarantee that we will continue to successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

Failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy may negatively affect our competitive position and business results.

We believe the technology landscape has been changing at an accelerating rate over the past several years. Changes in technology are fundamentally changing the ways investors access data and content. Examples include the shift from local network to computing to cloud-based systems, the proliferation of wireless mobile devices, and rapid acceleration in the use of social media platforms. We are in the process of building the next-generation software architecture that will eventually underlie of our investment research platforms, but we have not yet incorporated this software in our products. While some changes in technology may offer opportunities for Morningstar, we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs. We believe our history of rapid technological innovation and expertise in technology have historically given us a competitive advantage. As mentioned above, though, we believe that lower technology costs and growth in open software platforms have lowered barriers to entry for new competitors. Our competitors may also be able to introduce new technology more rapidly than we are to meet changing market needs. Our competitive position and business results may suffer if we fail to develop new technologies to meet client demands, or if we adopt a technology strategy that doesn't align with changes in the market.

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

We maintain off-site back-up facilities for our database and network equipment, but we cannot guarantee that these facilities will operate as expected during an interruption that affects our headquarters. There may be single points of failure that affect our core databases, data transfer interfaces, or storage area networks. We may not be able to fully recover data or information lost during a database or network facility outage. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

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

From time to time, we are subject to legal or regulatory proceedings in the ordinary course of our business. These include proceedings relating to aspects of our businesses that are specific to us and proceedings that are typical in the asset management and financial information businesses in which we operate.

We are currently defendants in two cases that we describe in Item 3—Legal Proceedings of this Annual Report on Form 10-K. The plaintiffs are seeking large and/or indeterminate amounts of damages. Litigation is inherently unpredictable, and the outcome of any particular proceeding can never be predicted with certainty. An adverse litigation outcome could have a materially adverse effect on our financial condition.

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

Customers routinely enter personal investment and financial information, including portfolio holdings and credit card information, on our websites. We also handle an increasing volume of personally sensitive information through our Portfolio Management Service, Enterprise Data Management, managed retirement accounts, and other areas of our business. Contractual commitments to customers as well as laws and industry regulations related to data protection, system availability, and privacy require us to safeguard critical data. We are also required to take appropriate steps to safeguard credit card numbers, social security numbers, and other personally identifiable information. We may suffer malicious attacks seeking to penetrate our network and databases to gain access to personal data. We could be subject to liability if we were to inappropriately disclose any user's personal information or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, portfolio holdings, or credit card information.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

We believe ongoing economic weakness continues to cause uncertainty and pressure on consumer discretionary spending. The financial crisis of 2008 and 2009, as well as more recent financial and economic uncertainty, has led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Some institutional clients have also implemented additional review processes for new contracts or began to provide certain services, particularly investment advisory services, in-house rather than hiring outside service providers. Some institutional clients have also reduced the scope of their operations. For example, several large insurers withdrew from the variable annuity market in recent years, while others curtailed their new sales efforts. This has had a negative effect on the services we provide to institutional clients that offer variable annuities.

In 2010 and 2011, rising government debt levels around the world as well as downgrades in sovereign debt issues for some European countries led to market fears about a potential crisis in global sovereign debt. Some European countries have been unable to successfully refinance their debts, leading European finance officials to take measures during 2010 and 2011 to stabilize financial conditions across Europe. While conditions in Europe have improved, many European countries have continued to experience weak economic growth. In addition, many companies in the financial services industry have been subject to increasing government regulation, which may increase their operating costs and cause them to reduce spending in other areas.

In addition, if financial markets around the world experience negative performance and volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer. Our business results may also be hurt by negative trends in Internet advertising sales. Our structured credit rating business is subject to volatility from trends in new issuance of commercial mortgage-backed securities and other structured credits. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, that are beyond our control.

Our revenue from asset-based fees may be adversely affected by market declines as well as the effect of cash outflows from portfolios that we help manage.

In 2013, revenue from asset-based fees made up approximately 13% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. The size of these portfolios can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory services goes down, we expect our fee-based revenue to show a corresponding decline.

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

Our investment advisory operations are a growing part of our overall business. The securities laws and other laws that govern our activities as a registered investment advisor are complex. The activities of our investment advisory operations are primarily subject to provisions of the Investment Advisers Act of 1940 (the Advisers Act) and the Employee Retirement Income Security Act of 1974 (ERISA). In addition, Morningstar Investment Services is a broker-dealer registered under the Securities Exchange Act of 1934 (the Exchange Act) and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the United States. If we fail to establish required licenses or regulatory approvals for our investment advisory operations, we may be subject to fines or other events that could have a negative effect on our business.

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

We also expanded our credit rating business operations with our May 2010 acquisition of Realpoint, LLC (now known as Morningstar Credit Ratings, LLC), an NRSRO that specializes in structured finance. As an NRSRO, Morningstar Credit Ratings is subject to various requirements and regulations under the Exchange Act relating to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examination by the SEC.

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

We operate in a highly competitive industry, with many investment research providers competing for business from individual investors, financial advisors, and institutional clients. We compete with many different types of companies that vary in size, product scope, and media focus, including large and well-established distributors of financial information, such as Bloomberg; Standard & Poor's, a division of McGraw Hill Financial; and Thomson Reuters. We compete with a variety of other companies in different areas of our business, which we discuss in greater detail in the Major Products and Services section in Item 1—Business.

Many of our competitors have larger customer bases and significantly greater resources than we do. This may allow them to respond more quickly to new technologies and changes in demand for products and services, devote greater resources to developing and promoting their services, and make more attractive offers to potential clients, subscribers, and strategic partners. They may also be able to offer better customer service and support. Industry consolidation may also lead to more intense competition. Increased competition could result in price reductions, reduced margins, or loss of market share, any of which could hurt our business, operating results, or financial condition.

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

We generate a significant portion of our revenue from products and services related to mutual funds. The mutual fund industry has experienced substantial growth over the past 30 years, but suffered along with the market downturn in 2008 and early 2009. Since then, fund assets have increased, but at a slower rate than in previous years. Based on Morningstar's estimates for U.S. mutual fund asset flows, long-term open-end funds had positive net inflows of approximately $270 billion in 2013.

A significant portion of our fund research has historically focused on equity-related funds. In addition, we are best-known for our data and analyst research on actively managed equity funds. Over the past several years, passively managed index funds have seen greater investor interest. This trend continued in 2013, as passively managed vehicles (both mutual funds and ETFs) had about $300 billion in net inflows, compared with $150 billion of net inflows for active products. Overall, we estimate that passively managed assets now account for more than one-fourth of combined mutual fund and ETF assets.

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

Our operations outside of the United States generated $197.5 million in revenue in 2013, or about 28% of our consolidated revenue. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

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

The concentration of data and development work carried out at our offshore facilities may have a negative effect on our business operations, products, and services.

We now have approximately 900 employees working in our data and technology development center in Shenzhen, China, or about one-fourth of our total workforce. Because China has a restrictive government under centralized control, we cannot predict the level of political and regulatory risk that may affect our operations. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in successfully maintaining our development center in China may harm our business and have a negative impact on the products and services we provide, particularly because we rely on employees in this facility to maintain and update our mutual fund database.

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

As of December 31, 2013, Joe Mansueto, our chairman and chief executive officer, owned approximately 55% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving Morningstar; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company; or result in actions that may be opposed by other shareholders.

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

In the past, we've granted options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2013, our employees and non-employee directors held options to acquire 433,531 shares of common stock, 399,008 of which were exercisable at a weighted average price of approximately $27.91 per share. As of December 31, 2013, there were 696,684 restricted stock units outstanding, which have an average remaining vesting period of 33 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and we issue shares with the vesting of restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

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

In addition, our board of directors has authorized a share repurchase program allowing for the repurchase of up to $700 million of our outstanding common stock, of which approximately $230 million remains available for future repurchases as of February 21, 2014. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that management deems appropriate. Changes in the amount of repurchase activity from period to period may also cause volatility in our cash flows.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2013, we leased approximately 334,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 357,000 square feet of office space in 26 other countries around the world, including 141,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude us from renewing our motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. A bench trial related to the Receiver’s claims against Morningstar was held between January 13 and January 28, 2014. At trial, the Receiver claimed that Morningstar is liable under a contribution theory for all or part of a $14.5 million disgorgement judgment that the SEC obtained against the entities and individuals in receivership. Morningstar contested liability and damages at trial and believes it is not liable for any amount. The parties will file post-trial proposed findings of fact and conclusions of law in early March 2014. It is not known when the court will issue its decision.

We believe the allegations against Morningstar by the Klass plaintiffs and the Receiver have no legal or factual basis and we plan to continue to vigorously contest the claims. We also intend to refile our affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.

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

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

		2013		2012
	High	Low	High	Low
First Quarter	$71.14	$61.31	$63.25	$56.23
Second Quarter	77.83	63.01	63.57	54.71
Third Quarter	80.00	74.19	63.08	56.35
Fourth Quarter	85.97	73.40	65.62	60.69

As of February 21, 2014, the last reported price on the Nasdaq Global Select Market for our common stock was $83.15 per share, and there were 1,412 shareholders of record for our common stock.

The following table shows dividends declared and paid for the periods indicated:

		2013		2012
	Dividends declared	Dividends paid	Dividends declared	Dividends paid
First Quarter	$0.125	$—	$0.10	$0.10
Second Quarter	0.125	0.125	0.10	0.10
Third Quarter	—	0.125	0.10	0.10
Fourth Quarter	0.295	0.125	0.125	0.225

We paid three dividends during 2013 as we opted to pay our January 2013 dividend in December 2012. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 17.0 cents per share in 2014.

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

See Note 11 of the Notes to our Consolidated Financial Statements for a description of our equity compensation plans.

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made through September 30, 2013 and during the three months ended December 31, 2013:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through September 30, 2013	5,885,886	$60.99	5,885,886	$140,936,469
October 1, 2013 - October 31, 2013	152,139	74.75	152,139	$129,560,608
November 1, 2013 - November 30, 2013	—	—	—	$129,560,608
December 1, 2013 - December 31, 2013	1,029,981	77.01	1,029,981	$250,216,174
Total	7,068,006	$63.62	7,068,006

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorized the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved a $200 million increase to this program. In December 2012, the board authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock and extended the expiration date of the program to December 31, 2014. In December 2013, the board approved another $200 million increase in the program.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 15, 2014:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 15, 2014	Projected Beneficial Ownership (1)
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	13,000	58,232
David W. Williams Head of Design and Marketing	11/25/2013	4/1/2015	7,500	Shares to be sold under the plan if the stock reaches specified prices	—	36,943

During the fourth quarter, the previously disclosed Rule 10b5-1 sales plans for Bevin Desmond and her spouse, Steve Kaplan, Richard Robbins, and David W. Williams completed or expired in accordance with their terms.
_______________________________
(1)   This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on December 31, 2013, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2014 and restricted stock units that will vest by March 1, 2014. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2013. Each director and executive officer identified in the table may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2013, 2012, and 2011 and Consolidated Balance Sheet Data as of December 31, 2013 and 2012 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2010 and 2009 and Consolidated Balance Sheet Data as of December 31, 2011, 2010, and 2009 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data
(in thousands except per share amounts)	2009	2010	2011	2012	2013

Revenue	$478,996	$555,351	$631,400	$658,288	$698,266
Operating expense	354,323	434,292	492,985	507,620	527,612
Operating income	124,673	121,059	138,415	150,668	170,654
Non-operating income, net	2,934	6,732	1,709	2,957	7,356
Income before income taxes and equity in net income of unconsolidated entities	127,607	127,791	140,124	153,625	178,010
Equity in net income of unconsolidated entities	1,165	1,422	1,848	2,027	1,428
Income tax expense	46,775	42,756	43,658	52,878	56,031
Consolidated net income from continuing operations	81,997	86,457	98,314	102,774	123,407
Gain on sale of discontinued operations, net of tax	—	—	—	5,188	—
Consolidated net income	81,997	86,457	98,314	107,962	123,407
Net (income) loss attributable to noncontrolling interests	132	(87)	43	117	122
Net income attributable to Morningstar, Inc.	$82,129	$86,370	$98,357	$108,079	$123,529

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$1.71	$1.75	$1.96	$2.12	$2.68
Discontinued operations	—	—	—	0.11	—
Total	$1.71	$1.75	$1.96	$2.23	$2.68

Diluted:
Continuing operations	$1.65	$1.70	$1.92	$2.10	$2.66
Discontinued operations	—	—	—	0.10	—
Total	$1.65	$1.70	$1.92	$2.20	$2.66

Dividends per common share:
Dividends declared per common share	$—	$0.05	$0.25	$0.425	$0.545
Dividends paid per common share	$—	$—	$0.20	$0.525	$0.375

Weighted average common shares outstanding:
Basic	48,112	49,249	50,032	48,497	46,158
Diluted	49,793	50,555	50,988	49,148	46,491

Other Consolidated Financial Data ($000)	2009	2010	2011	2012	2013

Stock-based compensation expense (1):
Restricted stock units	$10,591	$12,545	$12,765	$13,451	$14,163
Restricted stock	—	1,248	2,196	5,013	388
Stock options	1,002	—	342	441	492
Total stock-based compensation expense	$11,593	$13,793	$15,303	$18,905	$15,043

Cash provided by (used for) investing activities (2)	$(174,675)	$(87,949)	$(110,767)	$80,192	$(14,861)
Cash provided by (used for) financing activities (3)	$25,320	$12,525	$(32,596)	$(265,176)	$(166,372)

Cash provided by operating activities	$101,256	$123,416	$164,976	$145,996	$186,658
Capital expenditures	(12,372)	(14,771)	(23,322)	(30,039)	(33,583)
Free cash flow (4)	$88,884	$108,645	$141,654	$115,957	$153,075

Consolidated Balance Sheet Data
As of December 31 ($000)	2009	2010	2011	2012	2013

Cash, cash equivalents, and investments	$342,553	$365,416	$470,192	$321,418	$298,567
Working capital	236,595	254,556	341,400	217,245	166,602
Total assets	919,083	1,086,302	1,172,084	1,041,952	1,030,668
Deferred revenue (5)	127,114	146,267	155,494	146,015	149,225
Long-term liabilities	45,792	52,153	44,435	57,692	59,087
Total equity	665,789	781,425	857,016	726,895	691,290

(1) We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units, restricted stock, and stock options. Please see Note 11 of the Notes to our Consolidated Financial Statements for more information on our stock-based compensation.

(2) Cash provided by (used for) investing activities consists primarily of cash used for acquisitions, purchases of investments, net of proceeds from the sale of investments, capital expenditures, purchases of equity and cost- method investments, and proceeds from the sale of businesses. The level of investing activities can vary from period to period depending on the level of activity in these categories. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information concerning cash used for investing activities.

(3) Cash provided by (used for) financing activities consists primarily of cash used to repurchase outstanding common stock through our share repurchase program and dividend payments. These cash outflows are offset by proceeds from stock-option exercises and excess tax benefits. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, for more information concerning cash provided by financing activities.

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

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy

•	a prolonged outage of our database and network facilities;

•	any failures or disruptions in our electronic delivery systems and the Internet;

•	liability and/or damage to our reputation as a result of some of our pending litigation;

•	liability related to the storage of personal information about our users;

•	general industry conditions and competition, including global financial uncertainty, trends in the mutual fund industry, and continued growth in passively managed investment vehicles;

•	the impact of market volatility on revenue from asset-based fees;

•	failing to maintain and protect our brand, independence, and reputation;

•	changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action; and

•	challenges faced by our non-U.S. operations, including the concentration of development work at our offshore facilities in China and India.

A more complete description of these risks and uncertainties can be found in Item 1A—Risk Factors of this Annual Report on Form 10-K. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expected. We do not undertake to update our forward-looking statements as a result of new information or future events.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the prior year unless otherwise stated.

Understanding Our Company

Key Business Characteristics

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of products and services for financial advisors, asset managers, retirement plan providers and sponsors, and individual investors. Many of our products are sold through subscriptions or license agreements. As a result, we typically generate recurring revenue.

In the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. We now report our results in a single segment, which is consistent with how management allocates resources and evaluates our financial results.

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell most of our investment information products and services, including Morningstar Data, Morningstar Advisor Workstation, Morningstar Direct, Morningstar Equity Research, Retirement Solutions, and some of our structured credit research and ratings offerings, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as Premium Membership service on Morningstar.com, Principia software, and newsletters, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. In our structured credit research and rating business, we generate transaction-based revenue for our ratings on new issues of commercial mortgage-backed securities.

Our investment management business has multiple fee structures, which vary by client. In general, we seek to receive asset-based fees for any work we perform that involves managing investments or acting as a subadvisor to investment portfolios. For any individual contract, we may receive flat fees, variable asset-based fees, or a combination of the two. Some of our contracts include minimum fee levels that provide us with a flat payment up to a specified asset level, above which we also receive variable asset-based fees. In the majority of our contracts that include variable asset-based fees, we bill clients quarterly in arrears based on average assets for the quarter. The method of calculation varies by client; some contracts include provisions for calculating average assets based on daily data, while others use weekly or monthly data. Other contracts may include provisions for monthly billing or billing based on assets as of the last day of the billing period rather than on average assets.

In our Retirement Solutions business, our contracts may include one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Our Retirement Solutions business also includes plan sponsor and custom target-date consulting arrangements. Fees for these services may be based on the level of assets under advisement.

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

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 20 to 40 basis points. We charge fees of 55 basis points for our customized stock portfolios.

Deferred Revenue

We frequently invoice our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $149.2 million at the end of 2013 and $146.0 million at the end of 2012. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary databases and content. We strive to leverage these costs by selling a wide variety of products and services to multiple customer groups, through multiple media, and in many geographical markets. In general, our businesses have high fixed costs, and we expect our revenue to increase or decrease more quickly than our operating expense. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is considerably lower, particularly as a significant portion of our products and services focus on Internet-based platforms and assets under management. At times, we may make investments in building our databases and content that will hurt our short-term operating results. During other periods, our profitability may improve because we are able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, the operating leverage in our business may reduce our profitability.

Operating Expense

We classify our operating expense into separate categories for cost of revenue, sales and marketing, general and administrative, and depreciation and amortization, as described below. We include stock-based compensation expense, as appropriate, in each of these categories.

• Cost of revenue. This category includes compensation expense for employees who produce the products and services we deliver to our customers. For example, this category covers production teams and analysts who write investment research reports. It also includes compensation expense for programmers, designers, and other employees who develop new products and enhance existing products. In some cases, we capitalize the compensation costs associated with certain software development projects. This reduces the expense that we would otherwise report in this category. Cost of revenue also includes other expense such as third-party data purchases and data lines. We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented.

• Sales and marketing. This category includes compensation expense for our sales teams, product managers, and other marketing professionals. We also include the cost of advertising, direct mail campaigns, and other marketing programs to promote our products in this category.

• General and administrative. This category consists mainly of compensation expense for our management team, as well as corporate functions (including employees in our human resources, finance, and legal departments). The category also includes compensation expense for senior management and other corporate costs, including corporate systems, finance and accounting, legal, compliance, and facilities expense.

• Depreciation and amortization. Our capital expenditures primarily consist of information technology equipment, leasehold improvements, and capitalized software development costs. We depreciate property and equipment primarily using the straight-line method based on the useful lives of the assets, which range from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized software development costs over their estimated economic life, which is generally three years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years.

International Operations

As of December 31, 2013, we had majority-owned operations in 26 countries outside of the United States and included their results of operations and financial condition in our consolidated financial statements. We account for our minority-owned investments in Japan and Sweden using the equity method.

How We Evaluate Our Business

When our analysts evaluate a stock, they focus on assessing the company's estimated intrinsic value, which represents the company's future cash flows, discounted to their value in today's dollars. Our approach to evaluating our own business works the same way.

Our goal is to increase the intrinsic value of our business over time, which we believe is the best way to create value for our shareholders. We do not make public financial forecasts for our business because we want to avoid creating any incentives for our management team to make speculative statements about our financial results that could influence our stock price, or to take actions that help us meet short-term forecasts but may not be in the long-term interest of building shareholder value.

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

To evaluate how successful we've been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter's actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2014.

The Year 2013 in Review

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Despite a temporary government shutdown and periodic concerns about the Federal Reserve tapering off its efforts to stimulate the economy, the U.S. stock market showed unusually strong gains in 2013. Morningstar's U.S. Market Index, a broad market benchmark, ended the year up 33.1%. Global markets also closed out the year with strong returns; Morningstar’s Global Markets ex-U.S. Index posted a 16.1% gain for the year.

The fund industry enjoyed healthy growth in 2013 as a slowly improving global economy help lead to more positive investor sentiment. Total U.S. mutual fund assets rose to $15.0 trillion as of December 31, 2013, compared with $13.0 trillion as of December 31, 2012, based on data from the Investment Company Institute (ICI). Based on Morningstar’s analysis of fund flow trends, equity mutual funds had estimated net inflows of about $220 billion in 2013, up from about $100 billion in 2012. In contrast to the past several years, when investors heavily favored bond funds, some fixed-income fund categories experienced net outflows as rising interest rates led to negative total returns. Global mutual fund assets showed a similar trend.

Investors have also continued to favor passively managed index funds rather than actively managed portfolios. In 2013, passively managed vehicles had more than $300 billion in net inflows, compared with about $150 billion of net inflows for active products (both mutual funds and ETFs).

The number of mutual funds in the United States rose slightly to about 7,700 in 2013 (excluding multiple share classes), compared with about 7,600 in 2012 based on ICI data. The number of global mutual funds rose to about 75,300 as of September 30, 2013, up from about 73,500 as of September 30, 2012, based on ICI data.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2013 with about $1.7 trillion in assets under management based on ICI data, up from about $1.3 trillion at the end of 2012.

Based on data from ComScore, aggregate page views to financial and investment sites rose about 9% in 2013, while the number of unique users was up about 11%. The number of pages viewed per visit and time spent per visit increased by about 17% and 21%, respectively. We believe these trends reflect a higher level of interest in financial- and investment-related content among individual investors as the market rose during 2013. For Morningstar.com, metrics such as unique users and aggregate page views were up slightly for the year, while pages viewed per visit and time spent per visit showed a more significant increase.

Amid these trends, we believe online advertising spending by financial services companies rose moderately in 2013. Although Magna Global, a division of Interpublic Group, estimates that global online advertising revenue rose about 16% across all industries in 2013, we believe spending in the financial services industry rose at a more moderate pace.

In the wake of the financial crisis of 2008 and 2009, regulators have continued to implement new rules for financial services companies globally. Many of these relate to financial advisor compensation, fees and expenses, investor disclosure, and the use of hedge funds and alternative investments. In the United Kingdom, for example, the Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and an emphasis on "whole of market" investment solutions, became effective in January 2013. Advisors are now required to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias. Financial advisors are also required to fully disclose and have clients agree on fees for advice and charge separately for any funds or investments. Beginning in April 2014, online investment platforms will also be required to charge separate fees for investors who make transactions through them and provide additional disclosures about the fees they charge.
In the European Union, Undertakings for Collective Investments in Transferable Securities (UCITS) is a set of directives designed to enable funds to operate across the region based upon authorization from one state regulator. UCITS IV, which came into effect in July 2011, included requirements for a new Key Investor Information Document (KIID), an easy-to-read annual factsheet that replaces the Simplified Prospectus. Every UCITS fund that is promoted to retail investors is now required to produce a KIID and issue an updated copy each year. We use our data and production capabilities to help fund companies produce and distribute these documents.

In Australia, the government has introduced a series of Future of Financial Advice reforms. Mandatory implementation of these reforms began in July 2013. Many of these related to fiduciary standards and compensation structures for financial advisors.

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

In 2013, various regulatory agencies approved provisions of the "Volcker Rule," which would prevent banks from engaging in some types of proprietary trading and more speculative investments. The Volcker Rule is scheduled to go into effect in April 2014.

Dodd-Frank included a number of corporate governance and disclosure requirements that apply to publicly traded companies generally. It also included changes to the regulatory framework for credit rating agencies granting the SEC more oversight over Nationally Recognized Statistical Rating Organizations (NRSROs), including our Morningstar Credit Ratings subsidiary. While we believe Dodd-Frank and related regulations will not have a significant effect on other areas of Morningstar, we continue to monitor the potential impact on our clients.

The U.S. Securities and Exchange Commission has been considering rules that would impose a fiduciary standard for financial advisors, which would require them to act in the best interest of clients when making investment recommendations instead of the looser “suitability” standards currently in place. The Department of Labor has proposed a similar plan that would only apply to advisors working with defined contribution plans and individual retirement accounts. We believe the increase regulatory scrutiny of advisors may lead to an expanding need for independent advice, tools, and solutions.

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

Despite generally positive market trends, we believe the business environment for the financial services industry remains challenging. Asset management firms have been facing increasing regulatory burdens, which are leading to higher costs and more cautious spending in other areas. Further, the historically low interest rate environment has put significant pressure on the margins of many firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of December 31,
Our business	2013	2012	2011	2013 change	2012 change
Morningstar.com Premium Membership subscriptions (U.S.)	124,027	123,899	130,354	0.1%	(5.0)%
Registered users for Morningstar.com (U.S.)	7,848,057	7,521,043	6,891,458	4.3%	9.1%
U.S. Advisor Workstation and Morningstar Office licenses	169,592	162,904	160,287	4.1%	1.6%
Principia subscriptions	19,206	26,807	31,270	(28.4)%	(14.3)%
Morningstar Direct licenses (3)	8,514	7,388	6,134	15.2%	20.4%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (1)	$83.5	$94.3	$137.5	(11.5)%	(31.4)%
Retirement Solutions
Managed retirement accounts (2)	$31.7	$25.1	$19.9	26.3%	26.1%
Other assets	$33.9	$22.1	$17.5	53.4%	26.3%
Total for Retirement Solutions	$65.6	$47.2	$37.4	39.0%	26.2%
Morningstar Managed Portfolios	$7.3	$4.7	$3.1	55.3%	51.6%
Ibbotson Australia	$3.0	$3.3	$2.9	(9.1)%	13.8%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	38	19	13	100.0%	46.2%
Rated balance for CMBS new-issue ratings ($bil)	$24.5	$15.4	$13.3	59.1%	15.8%

Our employees
Worldwide headcount (approximate)	3,565	3,495	3,465	2.0%	0.9%
Number of worldwide equity and credit analysts (approximate)	165	155	140	6.5%	10.7%
Number of worldwide fund analysts (approximate)	105	110	105	(4.5)%	4.8%

Key product revenue ($000)	2013	2012	2011	2013 change	2012 change
Morningstar Data (3)	$129,262	$115,273	$103,996	12.1%	10.8%
Morningstar Advisor Workstation (3)	93,059	86,048	79,664	8.1%	8.0%
Morningstar Direct (3)	79,358	65,279	52,185	21.6%	25.1%
Investment Advisory (3)	59,187	66,369	71,465	(10.8)%	(7.1)%
Morningstar.com	55,637	53,671	56,352	3.7%	(4.8)%

(1) The decline in assets under advisement in 2012 and 2013 reflects difficult market conditions for companies that offer variable annuities. Some of our clients have been managing their funds-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement were down $10.8 billion in 2013 and $43.2 billion in 2012. The asset change in 2012 reflects both the loss of business from a large client and a change in the scope of services provided to another client.

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

(2) We cannot separately quantify the factors affecting assets under management and advisement for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the impact of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

(3) Beginning with the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. In addition, we took this opportunity to revise our revenue by product structure to better represent how management internally reviews and evaluates product revenue and performance. The most significant revision is that Morningstar Data now excludes Morningstar Commodity Data. We have reclassified the prior-year information to reflect these changes. We also made minor corrections to the total number of licenses for Morningstar Direct in 2012 and 2011.

Consolidated Results

Key Metrics ($000)	2013	2012	2011	2013 Change		2012 Change
Revenue	$698,266	$658,288	631,400	6.1%		4.3%
Operating income	$170,654	$150,668	138,415	13.3%		8.9%
Operating margin	24.4%	22.9%	21.9%	1.5	pp	1.0	pp

Cash provided by (used for) investing activities	$(14,861)	$80,192	(110,767)	NMF		NMF
Cash used for financing activities	$(166,372)	$(265,176)	(32,596)	(37.3)%		713.5%

Cash provided by operating activities	$186,658	$145,996	164,976	27.9%		(11.5)%
Capital expenditures	(33,583)	(30,039)	(23,322)	11.8%		28.8%
Free cash flow	$153,075	$115,957	$141,654	32.0%		(18.1)%

____________________________________________________________________________________________
pp — percentage points
NMF — Not meaningful

We define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion in How We Evaluate our Business for more detail.

Consolidated Revenue

($000)	2013	2012	2011	2013 Change	2012 Change
Revenue
Investment information	555,642	526,147	498,265	5.6%	5.6%
Investment management	142,624	132,141	133,135	7.9%	(0.7%)
Consolidated revenue	698,266	658,288	631,400	6.1%	4.3%

In 2013, our consolidated revenue rose 6.1% compared with the previous year. Although our Investment Advisory revenue was down about $7.2 million compared with 2012, most of our other major products performed well. Morningstar Direct, Morningstar Data, Morningstar Managed Portfolios, and Morningstar Retirement Solutions were some of our major growth drivers in 2013.

In 2012, our consolidated revenue increased 4.3%. Morningstar Direct was the main contributor to revenue growth, followed by Morningstar Data. Morningstar Advisor Workstation and Integrated Web Tools also made positive contributions, although to a lesser extent. These factors helped offset the loss of business from a large variable annuity client in our Investment Advisory business. Because this client began managing several fund-of-funds portfolios in-house in April 2012, we recognized $3.8 million in associated revenue in 2012, down from $12.4 million in 2011.

Investment information revenue

Investment information products, which make up about 80% of our consolidated revenue, rose $29.5 million, or 5.6%, in 2013 and $27.9 million, or 5.6%, in 2012. Morningstar Direct was the biggest contributor to growth in this product group in both 2013 and 2012, with revenue increasing by $14.1 million in 2013 and $13.1 million in 2012. The number of licenses for Morningstar Direct increased to about 8,500 worldwide in 2013, compared with about 7,400 at the end of 2012 and 6,100 at the end of 2011, with strong growth in both the United States and internationally. Growth in Morningstar Direct reflects additional licenses for both new and existing clients, and, to a lesser extent, client migrations from both Institutional Workstation and Morningstar EnCorr to Morningstar Direct.

Morningstar Data was the second-biggest contributor to growth in this product group in both 2013 and 2012, reflecting strong renewal rates and new client contracts for managed products data. Morningstar Data gives institutions access to a full range of proprietary investment data spanning numerous investment databases, including real-time pricing data, fundamental equity data, and managed investment product data. The data packages we offer include proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership.

Morningstar Advisor Workstation (mainly Morningstar Office) had moderately positive revenue growth in both 2013 and 2012. The number of U.S. licenses for Morningstar Advisor Workstation increased to about 170,000 in 2013, compared with 163,000 at the end of 2012 and 160,000 at the end of 2011. These positive growth trends were partially offset by lower revenue for Principia, which was down $4.8 million in 2013 and $1.8 million in 2012. During the first quarter of 2013, we announced that we are no longer selling new subscriptions to Principia, and we’ve begun migrating Principia clients to Morningstar Advisor Workstation and other Morningstar products that meet their needs. We expect to continue supporting clients on Principia until the end of 2014. Morningstar.com was up slightly in 2013, but declined by $2.7 million in 2012. Revenue was down in 2012 because of declining paid Premium Membership subscriptions (mainly in the United States) and a difficult advertising sales market.

Investment management revenue

Investment management revenue, which represents about 20% of consolidated revenue, was up $10.5 million, or 7.9%, in 2013, as positive trends in assets under management for Retirement Solutions and Morningstar Managed Portfolios more than offset lower revenue for Investment Advisory services. Companies that offer variable annuities have continued to face difficult market conditions, which has prompted some of our clients to begin managing their fund-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, our Investment Advisory revenue was about $7.2 million lower in 2013 versus 2012, and assets under advisement for these services were down $10.8 billion over the same period.

Investment management revenue decreased $1.0 million, or 0.7%, in 2012. The loss of some business from a large client in the variable annuity industry was the main reason for this decline. Excluding the loss of this business, Investment Advisory revenue was up $3.4 million in 2012. Revenue for Morningstar Managed Portfolios, and to a lesser extent, Retirement Solutions, also rose in 2012, partially offsetting negative trends in Investment Advisory.

The asset-based fees we earn are primarily based on average asset levels during each quarter. Average assets under advisement and management (calculated based on available average quarterly or monthly data) were approximately $161.6 million in 2013, compared with $181.0 million in 2012 and $165.3 million in 2011. We had $88.6 million in revenue from asset-based fees in 2013, an increase of $7.2 million compared with $81.4 million in 2012. In 2011, revenue from asset-based fees was $81.7 million. Revenue from asset-based fees made up approximately 12.7% of consolidated revenue in 2013, up slightly from 12.4% in 2012.

The variable annuity industry, which accounted for approximately 2% and 3% of consolidated revenue in 2013 and 2012, respectively, continues to face challenges. Accordingly, we expect there will be further pressure on revenue from variable annuity clients.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. During the second quarter of 2013, we acquired an additional 76% interest in Morningstar Sweden AB to become the sole owner. We divested several smaller business lines during 2012.

We exclude revenue from businesses acquired or divested from organic revenue for a period of 12 months after we complete the acquisition or divestiture.

In 2013, the net effect of acquisitions and divestitures was essentially neutral, as we had $3.7 million in incremental revenue from our acquisition of the remaining ownership interest in Morningstar Sweden, which was offset by the loss of $4.1 million in revenue from business lines we divested in 2012. In addition, currency translations reduced revenue by about $3.6 million in 2013, mainly because of the weaker Australian dollar. Excluding acquisitions, divestitures, and foreign currency translations, organic revenue was up 6.7% in 2013.

In 2012, currency translations reduced revenue by about $4.6 million. The euro, and to a lesser extent, the British pound, were the primary reasons for the negative currency effect. Divestitures reduced revenue by an additional $1.1 million in 2012, and we had no incremental revenue from acquisitions. Excluding acquisitions, divestitures, and foreign currency translations, organic revenue was up 5.2% in 2012.

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

2013 vs. 2012 ($000)	2013	2012	Change
Consolidated revenue	$698,266	$658,288	6.1%
Less: acquisitions	(3,746)	—	NMF
Less: divestitures	—	(4,144)	NMF
Unfavorable effect of foreign currency translations	3,575	—	NMF
Organic revenue	$698,095	$654,144	6.7%

2012 vs. 2011 ($000)	2012	2011	Change
Consolidated revenue	$658,288	$631,400	4.3%
Less: acquisitions	—	—	NMF
Less: divestitures	—	(1,057)	NMF
Unfavorable effect of foreign currency translations	4,620	—	NMF
Organic revenue	$662,908	$630,343	5.2%

Organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non- GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Revenue by region

	Year ended December 31
($000)	2013	2012	2011	2013 Change	2012 Change
United States	$500,730	$466,947	$446,470	7.2%	4.6%

United Kingdom	56,298	56,794	53,427	(0.9)%	6.3%
Continental Europe	57,580	49,844	49,507	15.5%	0.7%
Australia	35,289	38,229	39,761	(7.7)%	(3.9)%
Canada	31,845	30,664	27,808	3.9%	10.3%
Asia	13,860	13,765	13,188	0.7%	4.4%
Other	2,664	2,045	1,239	30.3%	65.1%
Total international	197,536	191,341	184,930	3.2%	3.5%

Consolidated revenue	$698,266	$658,288	$631,400	6.1%	4.3%

International revenue made up about 28% of our consolidated revenue in 2013, 2012, and 2011. About 60% of our international revenue is from Continental Europe and the United Kingdom. We also have a fairly large revenue base in Australia and Canada.

Revenue from international operations rose 3.2% in 2013, as our operations in Continental Europe enjoyed stronger product sales, but this growth was partly offset by the negative effect of foreign currency translations (mainly the weaker Australian dollar).

In 2012, international revenue was up 3.5%, mainly because of stronger product sales in Europe and Canada, partially offset by lower revenue in Australia. Divestitures had a slight negative effect on international revenue in 2012, while foreign currency translations decreased revenue by $4.6 million, mainly because of the euro, and to a lesser extent, the British pound.

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the impact of foreign currency translations):

($000)	2013	2012	Change
International revenue	$197,536	$191,341	3.2%
Less: acquisitions	(3,746)	—	NMF
Less: divestitures	—	(3,814)	NMF
Unfavorable effect of foreign currency translations	3,575	—	NMF
International organic revenue	$197,365	$187,527	5.2%

($000)	2012	2011	Change
International revenue	$191,341	$184,930	3.5%
Less: acquisitions	—	—	NMF
Less: divestitures	—	(982)	NMF
Unfavorable effect of foreign currency translations	4,620	—	NMF
International organic revenue	$195,961	$183,948	6.5%

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

Retention and Renewal Rates

80–85%
90–95%
90–95%
90–95%
90–95%
2009
2010
2011
2012
2013
55–60%
65–70%
65–70%
65–70%
65–70%
2009
2010
2011
2012
2013
Renewal
(contract-based products)
Retention
(subscription-based products)

For contract-based products and services (such as Morningstar Data, Investment Advisory services, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average annual renewal rate was between 90% and 95% in 2013, within the same range as 2012. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2013, we estimate that our annual retention rate for subscription-based products, such as Principia, Morningstar.com's Premium Membership service, and print and online newsletters, was between 65% and 70%, within the same range as 2012.

Consolidated Operating Expense

($000)	2013	2012	2011	2013 Change		2012 Change
Cost of revenue (1)	$271,437	$246,783	$235,289	10.0%		4.9%
% of revenue	38.9%	37.5%	37.3%	1.4	pp	0.2	pp
Sales and marketing	103,614	108,884	106,699	(4.8)%		2.0%
% of revenue	14.8%	16.5%	16.9%	(1.7)	pp	(0.4)	pp
General and administrative	106,868	108,857	108,084	(1.8)%		0.7%
% of revenue	15.3%	16.5%	17.1%	(1.2)	pp	(0.6)	pp
Depreciation and amortization	45,693	43,096	42,913	6.0%		0.4%
% of revenue	6.5%	6.5%	6.8%	0.0	pp	(0.3)	pp
Total operating expense (2) (3)	$527,612	$507,620	$492,985	3.9%		3.0%
% of revenue	75.6%	77.1%	78.1%	(1.5)	pp	(1.0)	pp

(1) We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented. We previously reported development expense as a separate operating expense category.

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the year ended December 31, 2013 as compared with 2012 and 2011, changes related to our more centralized organizational structure added approximately $14 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $8 million and $6 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

(2) Includes stock-based compensation expense of:

($000)	2013	2012	2011
Stock-based compensation expense	$15,043	$18,905	$15,303
% of revenue	2.2%	2.9%	2.4%

(3) Includes bonus expense of:

($000)	2013	2012	2011
Bonus expense	$40,930	$36,241	$42,621
% of revenue	5.9%	5.5%	6.8%

In 2013, our operating expense was up $20.0 million, or 3.9%, mainly because of higher salary expense, depreciation expense, professional fees, and bonus expense. Salary expense rose $6.3 million for the year, primarily because of pay raises made in July 2013. In addition, while headcount was down in the first nine months of the year, we hired about 75 net new employees during the fourth quarter. By the end of 2013, we had about 3,565 employees worldwide, compared with 3,495 at the end of 2012 and 3,465 at the end of 2011.

Depreciation increased $5.1 million, mainly reflecting additional capitalized software development and computer software purchases for our U.S. operations.

Professional fees were up $5.0 million in 2013, mainly reflecting higher legal expense.

Bonus expense rose $4.6 million in 2013. We review our estimates for the size of the bonus pool quarterly and make adjustments based on our expectations for full-year revenue and operating income relative to internal targets.

In 2012, operating expense rose $14.6 million or 3.0%, mainly because of a $14.0 million increase in salary expense. Salary expense was up because of the full-year effect of regular pay raises and market adjustments made in July 2011, as well as regular pay raises made in July 2012. New hires in 2011 and 2012 also contributed to the growth in salary expense.

Higher professional fees, production expense, company-sponsored benefits (including matching contributions to our 401(k) plan for U.S. employees), and stock-based compensation expense also added to our expense base in 2012, although to a lesser extent than the salary costs discussed above. Stock-based compensation expense in 2012 included $3.2 million for accelerated vesting of restricted stock issued to a former executive in our structured credit research unit when we acquired the business. Additional data purchases contributed to the $3.8 million growth in production expense.

Operating expense as a percentage of revenue was down 1.5 percentage points in 2013 and 1.0 percentage point in 2012.

Cost of revenue

Cost of revenue (which we previously referred to as cost of goods sold) is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and we include compensation costs for the employees who produce our products and services in cost of revenue. We now include development expense in this category and have reclassified development expense to include it in cost of revenue for all periods presented.

Cost of revenue was up $24.7 million, or 10.0%, in 2013. Higher compensation expense of $14.0 million (mainly because of the shift in expense categories discussed above) was the main contributor to the increase. We included compensation expense in this category for approximately 2,880 employees as of December 31, 2013 (about 80% of our total employees), compared with approximately 2,585 as of December 31, 2012 (about 75% of our total employees).

We capitalized $8.1 million of compensation expense related to software development activities in 2013, reducing cost of revenue. For comparison, we capitalized $8.5 million of expense in this category in 2012.

Cost of revenue rose $11.5 million in 2012. Higher salary expense contributed about $10.4 million of this increase, mainly because of additional headcount. We also had higher production expense of $3.8 million because of additional data purchases for our operations in the United States and Europe. Other compensation-related expense (mainly for employee benefits) was another factor behind higher cost of revenue in 2012. We capitalized $8.5 million of operating expense in 2012 compared with $5.3 million in 2011 for software development, reducing the expense that we would otherwise report in this category.

Our gross margin declined by about 1.4 percentage points and 0.2 percentage points in 2013 and 2012, respectively. In 2013, about 2 percentage points of the decline resulted from the shift in expense categories discussed above.

Sales and marketing

Sales and marketing expense was down $5.3 million in 2013. Lower salary-related and bonus expense of $6.4 million (including approximately $8 million from the shift in expense categories as a result of our recent reorganization), was the main reason for the decline. We included compensation expense in this category for approximately 290 employees as of December 31, 2013 compared with approximately 350 as of December 31, 2012. Higher sales commissions of $2.6 million partly offset this decrease.

Sales and marketing expense rose $2.2 million in 2012. Salary expense increased $4.1 million and bonus expense was up $1.5 million, but these were partially offset by lower costs for advertising, marketing, and commissions. Full-year bonus expense included in this category was flat in 2012; however, in the first quarter of 2012, we paid a greater portion of the 2011 bonus to employees in this category compared with our initial estimate, contributing $1.0 million to the bonus expense recorded in 2012.

As a percentage of revenue, sales and marketing expense was down 1.7 percentage points in 2013 and 0.4 percentage points in 2012, mainly because of lower salary expense as a percentage of revenue in both years. In 2012, advertising and marketing and commissions also declined as a percentage of revenue. In 2013, 1.1 percentage points of the decline was driven by the shift in expense categories discussed above.

General and administrative

General and administrative (G&A) expense was down $2.0 million in 2013. There were three main items that contributed to the decline in G&A expense in 2013. First, G&A expense in 2012 included $3.2 million for accelerated vesting of restricted stock issued to a former executive in the structured credit research unit when we acquired the business. This expense did not recur in 2013. Second, we had an additional $1.6 million of combined expense in 2012 for an impairment charge for one of our smaller products and a litigation settlement. This expense did not recur in 2013, either. Third, salary expense was down about $0.9 million (including a reduction of approximately $6 million from the shift in expense categories as a result of our recent reorganization). We included compensation expense in this category for approximately 395 employees as of December 31, 2013, compared with approximately 560 as of December 31, 2012.

Higher professional fees of $3.6 million partially offset the decline in G&A expense in 2013. In addition, our 2012 results included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. This benefit did not recur in 2013.

G&A expense rose $0.8 million in 2012. Higher professional fees and higher stock-based compensation expense contributed to the total increase in G&A. As mentioned above, stock-based compensation expense in 2012 included $3.2 million for accelerated vesting of restricted stock. Lower bonus expense of $5.7 million in 2012 partially offset the increase. Current-year bonus expense was down $2.8 million. In addition, in the first quarter of 2011, we paid a greater portion of the 2010 bonus to employees in this category compared with our initial estimate, contributing $2.6 million to the bonus expense recorded in 2011.

G&A expense in 2012 included about $1.6 million of expense for a litigation settlement and an impairment charge for one of our smaller products. However, as mentioned above, our 2012 results included a benefit of approximately$1.0 million from the resolution of a prior-year business tax expense matter. Conversely, our results for 2011 included $1.4 million of expense related to this business tax. G&A expense in 2011 also included $3.2 million for the separation agreement with our former chief operating officer. This expense did not recur in 2012.

G&A expense as a percentage of revenue was down 1.2 percentage points in 2013 and 0.6 percentage points in 2012. In 2013, 0.9 percentage points of the decline was driven by the shift in expense categories discussed above.

Depreciation and amortization

Intangible amortization expense decreased $2.5 million in 2013 and $3.3 million in 2012, mainly because some of the intangible assets from some of our previous acquisitions are now fully amortized. Amortization expense was also down in 2012 because of a favorable comparison with 2011, when our results included $1.6 million of expense for the accelerated amortization of certain trade names and the impairment of one trade name. However, depreciation expense rose $5.1 million in 2013, mainly because of additions to capitalized software development and purchases of computer software for our U.S. operations. Depreciation expense rose $3.5 million in 2012, mainly driven by an increase in capital spending for our U.S. operations.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that total amortization expense for intangible assets will be approximately $20.5 million in 2014. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

Overall, depreciation and amortization was unchanged in 2013 and decreased slightly as a percentage of revenue in 2012.

Consolidated Operating Income

($000)	2013		2012		2011
Operating income	$170,654		$150,668		$138,415
% change	13.3%		8.9%		14.3%
Operating margin	24.4%		22.9%		21.9%
Change	1.5	pp	1.0	pp	0.1	pp

Consolidated operating income increased $20.0 million in 2013 as our revenue increased $40.0 million and operating expense rose by $20.0 million. Operating margin was 24.4%, an increase of 1.5 percentage points compared with 2012, mainly reflecting higher operating margins for the first three quarters of the year.

Lower salary expense as a percentage of revenue contributed approximately 1.0 percentage points to the margin improvement in 2013; lower stock-based compensation expense and amortization expense as a percentage of revenue also had favorable effects of 0.7 percentage points and 0.5 percentage points, respectively. On the negative side, professional fees and depreciation expense as a percentage of revenue were both up 0.6 percentage points, and bonus expense as a percentage of revenue rose 0.4 percentage points.

In 2012, consolidated operating income rose $12.3 million, and our margin was up 1.0 percentage points. Our revenue growth of $26.9 million outpaced the increase in our costs of $14.6 million.

Lower bonus expense contributed 1.3 percentage points to our margin growth in 2012. In addition, capitalized operating expense for software development contributed 0.5 percentage points to our margin growth in 2012. Higher salaries and other compensation-related expense as a percentage of revenue partially offset these increases, and acquisitions also had a slight negative effect on the margin.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in Net Income of Unconsolidated Entities

($000)	2013	2012	2011
Equity in net income of unconsolidated entities	$1,428	$2,027	$1,848

Equity in net income of unconsolidated entities mainly consists of our portion of the net income (loss) of Morningstar Japan K.K. (MJKK). Beginning in the fourth quarters of 2011 and 2012, it also includes our portion of the net income (loss) of YCharts, Inc. (YCharts) and Inquiry Financial Europe AB, respectively. In September 2012, we acquired a 34% minority equity stake in Inquiry Financial Europe AB for $3.6 million, paid in cash. In November 2011, we acquired a 22% minority equity stake in YCharts for $2.5 million, paid in cash.

In 2012, 2011, and the first four months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired the remaining 76% interest in Morningstar Sweden for $14.6 million in cash, increasing our ownership interest to become the sole owner. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table presents the components of net non-operating income (expense):

($000)	2013	2012	2011
Interest income	$2,940	$5,464	$3,679
Interest expense	(228)	(311)	(1,318)
Gain on sale of investments, net	4,207	538	260
Holding gain upon acquisition of additional ownership of equity-method investments	3,635	—	—
Other expense, net	(3,198)	(2,734)	(912)
Non-operating income, net	$7,356	$2,957	$1,709

Interest income mainly reflects interest from our investment portfolio. The decrease in interest income in 2013 reflects lower balances of cash equivalents and investments. Interest income in 2012 also included approximately $0.7 million of interest income related to the business tax refund for prior years recorded in 2012, as discussed above in the section, Consolidated Results. In 2011, interest expense included $0.9 million related to the $1.4 million of business tax expense for prior years recorded in 2011, as discussed above in the section Consolidated Results.

Other expense, net includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK. In 2012, other expense, net included the loss on the sale of our investment in Bundle Corporation of $2.0 million.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

($000)	2013	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$178,010	$153,625	$140,124
Equity in net income of unconsolidated entities	1,428	2,027	1,848
Net (income) loss attributable to the noncontrolling interest	122	117	43
Total	$179,560	$155,769	$142,015
Income tax expense	$56,031	$52,878	$43,658
Effective tax rate	31.2%	33.9%	30.7%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 14 of the Notes to our Consolidated Financial Statements.

Our effective tax rate in 2013 was 31.2%, a decrease of 2.7 percentage points compared with 33.9% in 2012. The decrease mainly reflects adjustments to certain deferred income tax benefits and the recognition of additional tax credits and incentives.

Our effective tax rate in 2012 was 33.9%, an increase of 3.2 percentage points compared with 2011. The higher tax rate in 2012 reflects lower tax credits and incentives in the current year, as well as certain deferred income tax benefits recorded in 2011.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and outside sources, will be sufficient to meet our operating and other cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in municipal securities with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately $19.7 million, or 15%, of our total investment balance as of December 31, 2013) in proprietary Morningstar portfolios. These portfolios may consist of stocks, bonds, options, mutual funds, or ETFs.

Approximately 51% of our cash, cash equivalents, and investments as of December 31, 2013 was held by our operations in the United States, down from about 58% as of December 31, 2012. Given our strong liquidity in the United States, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth. To date, we have not needed to access any significant commercial credit and have not borrowed under any lines of credit.

In 2013, we paid dividends of $17.4 million. We made only three dividend payments in 2013 because we opted to pay the dividend originally scheduled for January 2013 in December 2012. In February 2014, our board of directors declared a quarterly dividend of 17 cents per share. The dividend is payable on April 30, 2014 to shareholders of record as of April 11, 2014. We expect to make regular quarterly dividend payments of 17 cents per share in 2014.

In December 2013, our board of directors approved a $200 million increase to our share repurchase program, bringing the total amount authorized under the program to $700 million. We may repurchase shares of our outstanding common stock from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In 2013, we repurchased a total of approximately 2.0 million shares for $153.5 million. As of December 31, 2013, we had repurchased a total of approximately 7.1 million shares for $449.8 million under this program since we originally announced it in October 2010.

Cash provided by operating activities is our main source of cash. In 2013, cash provided by operating activities was $186.7 million, driven by $123.4 million of net income, adjusted for non-cash items and $15.6 million in positive changes from our net operating assets and liabilities.

As of December 31, 2013, we had cash, cash equivalents, and investments of $298.6 million, a decrease of $22.9 million compared with $321.4 million as of December 31, 2012. The change reflects cash provided by operating activities partially offset by $153.5 million used to repurchase common stock, bonus payments of $36.6 million made during the first quarter of 2013 related to the 2012 bonus, and $33.6 million of capital expenditures. In addition, we used approximately $14.6 million in cash to acquire the remaining 76% of Morningstar Sweden to become sole owner.

We expect to continue making significant capital expenditures in 2014, mainly for computer hardware and software, leasehold improvements for new and existing office locations, and capitalized software. In addition, we expect to make further investments in network and systems security in an amount that may be material.

We also expect to use a portion of our cash and investments balances in the first quarter of 2014 to make annual bonus payments of approximately $40 million related to the 2013 bonus.

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

We generated positive free cash flow in 2013, 2012, and 2011 as our cash provided by operating activities has consistently exceeded capital expenditures, as shown below:

($000)	2013	2012	2011	2013 Change	2012 Change
Cash provided by operating activities	$186,658	$145,996	$164,976	27.9%	(11.5)%
Capital expenditures	(33,583)	(30,039)	(23,322)	11.8%	28.8%
Free cash flow	$153,075	$115,957	$141,654	32.0%	(18.1)%

We generated positive free cash flow of $153.1 million in 2013, an increase of $37.1 million versus 2012. In 2012, free cash flow was down $25.7 million from 2011, reflecting lower cash provided by operating activities and higher capital expenditures compared with 2011.

Acquisitions

In May 2013, we acquired an additional 76% interest in Morningstar Sweden AB (Morningstar Sweden), increasing our ownership to 100% from 24%. We did not complete any acquisitions in 2012 or 2011. We invested a total of $10.8 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 6 of the Notes to our Consolidated Financial Statements.

Divestitures

We sold two businesses in 2012 and received a total of $6.7 million related to these sales. For more information, please see Note 7 of the Notes to our Consolidated Financial Statements.

Subsequent Events

See Note 17 in the Notes to our Consolidated Financial Statements for information on events subsequent to December 31, 2013.

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

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2013, our deferred revenue was $149.2 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Acquisitions, Goodwill, and Other Intangible Assets
Our financial statements reflect the operations of an acquired business starting from the completion of the transaction. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values.
Allocating the purchase price to the acquired assets and liabilities involves management judgment. Accordingly, we typically obtain the assistance of third-party valuation experts for significant assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

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

Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as Goodwill which is not amortized. Instead, it is subject to an impairment test annually, or whenever indicators of impairment exist, based on a discounted cash-flow model. We review the carrying value of goodwill for impairment at least annually based upon the estimated fair value of our reporting units. Should the review indicate that goodwill is impaired, the goodwill balance would be reduced by the difference between the carrying value of goodwill and its fair value.
For purposes of performing the impairment test, fair values are determined using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses and determination of weighted average cost of capital.
We believe that the accounting estimates related to purchase price allocations in connection with acquisitions and subsequent goodwill impairment testing are critical accounting estimates because changes in these assumptions could materially affect the amounts and classifications of assets and liabilities presented in our Consolidated Balance Sheets, as well as the amount of amortization and depreciation expense, if any, recorded in our Consolidated Statements of Income.
Stock-Based Compensation

We include stock-based compensation expense in each of our operating expense categories. Our stock-based compensation expense primarily reflects grants of restricted stock units and restricted stock.

Under FASB ASC 718, Compensation—Stock Compensation, we measure stock-based compensation expense at the grant date based on the fair value of the award and recognize the cost as expense ratably over the award's vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day before the grant. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We ultimately adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not change the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions would only affect the timing of expense recognition over the vesting period.

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

As of December 31, 2013, we had gross deferred tax assets of $33.2 million and gross deferred tax liabilities of $45.6 million. The deferred tax assets include $9.2 million of deferred tax assets related to $45.4 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $8.8 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

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

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. ASU No. 2013-05 specifies that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that results in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). The currency translation adjustment should be released into net income upon the occurrence of those events. For Morningstar, ASU No. 2013-05 is effective prospectively for events occurring on or after January 1, 2014.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This update requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The update does not require new recurring disclosures. For Morningstar, ASU No. 2013-11 is effective prospectively as of January 1, 2014.

We do not expect the provisions of ASU No. 2013-05 and ASU No. 2013-11 to have a material effect on our consolidated financial statements.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2013 and the expected timing of cash payments related to these contractual obligations:

($000)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$18,987	$17,656	$16,918	$16,001	$13,908	$42,592	$126,062
Unrecognized tax benefits (2)	6,211	—	—	—	—	—	6,211
Total	$25,198	$17,656	$16,918	$16,001	$13,908	$42,592	$132,273

(1) The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents items that may be resolved through settlement of tax audits or for which the statutes of limitations are expected to lapse during 2014. The table excludes $6.0 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2013, for which we cannot make a reasonably reliable estimate of the period of payment.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of December 31, 2013, our cash, cash equivalents, and investments balance was $298.6 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.5 million.

As our non-U.S. revenue increases as a percentage of our consolidated revenue, fluctuations in foreign currencies present a greater potential risk. Our operations are subject to currency risk related to the British pound, the euro, and the Australian and Canadian dollars, among other currencies. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries (the Company's) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morningstar, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control —Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited Morningstar Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morningstar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Morningstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 28, 2014

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2013	2012	2011
Revenue	$698,266	$658,288	$631,400

Operating expense (1):
Cost of revenue	271,437	246,783	235,289
Sales and marketing	103,614	108,884	106,699
General and administrative	106,868	108,857	108,084
Depreciation and amortization	45,693	43,096	42,913
Total operating expense	527,612	507,620	492,985

Operating income	170,654	150,668	138,415

Non-operating income (expense):
Interest income, net	2,712	5,153	2,361
Gain on sale of investments, reclassified from other comprehensive income	4,207	538	260
Holding gain upon acquisition of additional ownership of equity method investments	3,635	—	—
Other expense, net	(3,198)	(2,734)	(912)
Non-operating income, net	7,356	2,957	1,709

Income before income taxes and equity in net income of unconsolidated entities	178,010	153,625	140,124

Equity in net income of unconsolidated entities	1,428	2,027	1,848

Income tax expense	56,031	52,878	43,658

Consolidated net income from continuing operations	123,407	102,774	98,314

Gain on sale of discontinued operations, net of tax	—	5,188	—

Consolidated net income	123,407	107,962	98,314

Net loss attributable to noncontrolling interest	122	117	43

Net income attributable to Morningstar, Inc.	$123,529	$108,079	$98,357

Amounts attributable to Morningstar, Inc.:
Net income from continuing operations, net of tax	$123,529	$102,891	$98,357
Net income from discontinued operations, net of tax	—	5,188	—
Net income attributable to Morningstar, Inc.	$123,529	$108,079	$98,357

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$2.68	$2.12	$1.96
Discontinued operations	—	0.11	—
	$2.68	$2.23	$1.96
Diluted:
Continuing operations	$2.66	$2.10	$1.92
Discontinued operations	—	0.10	—
	$2.66	$2.20	$1.92
Dividends per common share:
Dividends declared per common share	$0.545	$0.425	$0.25
Dividends paid per common share	$0.375	$0.525	$0.20

Weighted average shares outstanding:
Basic	46,158	48,497	50,032
Diluted	46,491	49,148	50,988

	2013	2012	2011
(1) Includes stock-based compensation expense of:
Cost of revenue	$6,870	$6,416	$6,236
Sales and marketing	1,975	1,937	1,871
General and administrative	6,198	10,552	7,196
Total stock-based compensation expense	$15,043	$18,905	$15,303

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Year ended December 31 (in thousands)	2013	2012	2011

Consolidated net income	$123,407	$107,962	$98,314

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,539)	6,838	(2,345)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2,408	1,455	(773)
Reclassification of gains included in net income	(2,631)	(344)	(166)
Other comprehensive income (loss)	(4,762)	7,949	(3,284)

Comprehensive income	118,645	115,911	95,030
Comprehensive (income) loss attributable to noncontrolling interest	345	268	(179)
Comprehensive income attributable to Morningstar, Inc.	$118,990	$116,179	$94,851

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$168,160	$163,889
Investments	130,407	157,529
Accounts receivable, less allowance of $1,089 and $569, respectively	114,131	114,361
Deferred tax asset, net	3,892	3,741
Income tax receivable, net	3,942	14,267
Other	26,361	20,823
Total current assets	446,893	474,610
Property, equipment, and capitalized software, net	104,986	84,022
Investments in unconsolidated entities	38,714	35,305
Goodwill	326,450	320,845
Intangible assets, net	103,909	116,732
Other assets	9,716	10,438
Total assets	$1,030,668	$1,041,952

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$52,877	$43,777
Accrued compensation	71,403	67,317
Deferred revenue	149,225	146,015
Other current liabilities	6,786	256
Total current liabilities	280,291	257,365
Accrued compensation	8,193	8,281
Deferred tax liability, net	23,755	21,583
Deferred rent	13,192	15,368
Other long-term liabilities	13,947	12,460
Total liabilities	339,378	315,057

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,967,423 and 46,541,571 shares were outstanding as of December 31, 2013 and December 31, 2012, respectively	5	5
Treasury stock at cost, 7,202,896 shares as of December 31, 2013 and 5,214,070 shares as of December 31, 2012	(449,054)	(301,839)
Additional paid-in capital	539,507	521,285
Retained earnings	594,626	496,354
Accumulated other comprehensive income (loss):
Currency translation adjustment	4,609	8,925
Unrealized gain on available-for-sale investments	564	787
Total accumulated other comprehensive income	5,173	9,712
Total Morningstar, Inc. shareholders’ equity	690,257	725,517
Noncontrolling interest	1,033	1,378
Total equity	691,290	726,895
Total liabilities and equity	$1,030,668	$1,041,952

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statement of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2010	49,874,392	$5	$(6,641)	$458,426	$323,408	$5,118	$1,109	$781,425

Net income (loss)		—	—	—	98,357	—	(43)	98,314
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $447		—	—	—	—	(773)	—	(773)
Reclassification of adjustments for gains included in net income, net of income tax of $94		—	—	—	—	(166)	—	(166)
Foreign currency translation adjustment, net		—	—	—	—	(2,567)	222	(2,345)
Other comprehensive income (loss), net		—	—	—	—	(3,506)	222	(3,284)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	931,667	—	612	8,090	—	—	—	8,702
Stock-based compensation — restricted stock units		—	—	12,765	—	—	—	12,765
Stock-based compensation — restricted stock		—	—	2,196	—	—	—	2,196
Stock-based compensation — stock options		—	—	342	—	—	—	342
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	9,525	—	—	—	9,525
Common shares repurchased	(722,119)	—	(40,672)	—	—	—	—	(40,672)
Dividends declared — common shares outstanding		—	—	—	(12,550)	—	—	(12,550)
Dividends declared — restricted stock units		—	—	184	(193)	—	—	(9)
Adjustment to noncontrolling interest		—	—	(96)	—	—	358	262

Balance as of December 31, 2011	50,083,940	5	(46,701)	491,432	409,022	1,612	1,646	857,016

Net income (loss)		—	—	—	108,079	—	(117)	107,962
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $614		—	—	—	—	1,455	—	1,455
Reclassification of adjustments for gains included in net income, net of income tax of $194		—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment, net		—	—	—	—	6,989	(151)	6,838
Other comprehensive income (loss), net		—	—	—	—	8,100	(151)	7,949

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	715,888	—	1,342	3,467	—	—	—	4,809
Stock-based compensation — restricted stock units		—	—	13,451	—	—	—	13,451
Stock-based compensation — restricted stock		—	—	5,013	—	—	—	5,013
Stock-based compensation — stock-options		—	—	441	—	—	—	441
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,210	—	—	—	7,210
Common shares repurchased	(4,258,257)	—	(256,480)	—	—	—	—	(256,480)
Dividends declared — common shares outstanding		—	—	—	(20,420)	—	—	(20,420)
Dividends declared — restricted stock units		—	—	271	(327)	—	—	(56)

Balance as of December 31, 2012	46,541,571	5	(301,839)	521,285	496,354	9,712	1,378	726,895

Net income (loss)		—	—	—	123,529	—	(122)	123,407
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of income tax of $1,469		—	—	—	—	2,408	—	2,408
Reclassification of adjustments for gains included in net income, net of income tax of $1,576		—	—	—	—	(2,631)	—	(2,631)
Foreign currency translation adjustment, net		—	—	—	—	(4,316)	(223)	(4,539)
Other comprehensive income (loss), net		—	—	—	—	(4,539)	(223)	(4,762)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	437,263	—	1,633	(2,908)	—	—	—	(1,275)
Stock-based compensation — restricted stock units		—	—	14,163	—	—	—	14,163
Stock-based compensation — restricted stock		—	—	388	—	—	—	388
Stock-based compensation — stock-options		—	—	492	—	—	—	492
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	5,898	—	—	—	5,898
Common shares repurchased	(2,011,411)	—	(148,848)	—	—	—	—	(148,848)
Dividends declared — common shares outstanding		—	—	—	(24,977)	—	—	(24,977)
Dividends declared — restricted stock units		—	—	189	(280)	—	—	(91)

Balance as of December 31, 2013	44,967,423	$5	$(449,054)	$539,507	$594,626	$5,173	$1,033	$691,290

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2013	2012	2011

Operating activities
Consolidated net income	$123,407	$107,962	$98,314
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	45,693	43,096	42,913
Deferred income taxes	(1,133)	6,316	(4,436)
Stock-based compensation expense	15,043	18,905	15,303
Provision for bad debt	825	1,016	1,237
Equity in net income of unconsolidated entities	(1,428)	(2,027)	(1,848)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(5,898)	(7,210)	(9,525)
Gain on sale of discontinued operations, net of tax	—	(5,188)	—
Loss on sale of cost-method investment	—	2,034	—
Holding gain upon acquisition of additional ownership of equity-method investments	(3,635)	—	—
Other, net	(1,830)	142	592
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,593)	(17,124)	(3,858)
Other assets	(2,302)	223	2,728
Accounts payable and accrued liabilities	(1,244)	1,173	(4,821)
Accrued compensation	3,153	(8,861)	10,176
Income taxes—current	16,794	(1,205)	10,751
Deferred revenue	3,658	7,769	9,578
Deferred rent	(1,484)	407	(1,030)
Other liabilities	(1,368)	(1,432)	(1,098)
Cash provided by operating activities	186,658	145,996	164,976

Investing activities
Purchases of investments	(140,051)	(145,491)	(383,281)
Proceeds from maturities and sales of investments	171,243	260,317	297,956
Capital expenditures	(33,583)	(30,039)	(23,322)
Acquisitions, net of cash acquired	(11,079)	—	300
Proceeds from sale of a business, net	957	5,734	—
Purchases of equity- and cost-method investments	(2,751)	(10,304)	(2,450)
Other, net	403	(25)	30
Cash provided by (used for) investing activities	(14,861)	80,192	(110,767)

Financing activities
Proceeds from stock-option exercises	4,532	9,101	12,866
Employee taxes withheld for restricted stock units	(5,807)	(4,292)	(4,164)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	5,898	7,210	9,525
Common shares repurchased	(153,514)	(251,813)	(40,672)
Dividends paid	(17,425)	(25,487)	(10,041)
Other, net	(56)	105	(110)
Cash used for financing activities	(166,372)	(265,176)	(32,596)

Effect of exchange rate changes on cash and cash equivalents	(1,154)	2,440	(1,352)
Net increase (decrease) in cash and cash equivalents	4,271	(36,548)	20,261
Cash and cash equivalents—beginning of period	163,889	200,437	180,176
Cash and cash equivalents—end of period	$168,160	$163,889	$200,437

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40,364	$47,355	$38,054
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(328)	$1,723	$(1,480)
Equipment obtained under long-term financing arrangement	$4,860	$4,551	$—

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

We account and report the noncontrolling (minority) interest in our Consolidated Financial Statements in accordance with FASB ASC 810, Consolidation. A noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to the parent company. We report the noncontrolling interest in our Consolidated Balance Sheet within equity separate from the shareholders' equity attributable to Morningstar, Inc. In addition, we present the net income (loss) and comprehensive income (loss) attributable to Morningstar, Inc.'s shareholders and the noncontrolling interest in our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Equity.

We account for investments in entities in which we exercise significant influence, but do not control, using the equity method.

As part of our investment management operations, we manage certain funds outside of the United States that are considered variable interest entities. For the majority of these variable interest entities, we do not have a variable interest in them. In cases where we do have a variable interest, we are not the primary beneficiary. Accordingly, we do not consolidate any of these variable interest entities.

Comprehensive Income. In accordance with ASU No. 2011-05, Presentation of Comprehensive Income, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statements of Income and separately, our Consolidated Statements of Comprehensive Income. In addition, effective January 1, 2013, we adopted FASB ASU No. 2013-2, Comprehensive Income (Topic 220). We show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statement where net income is presented.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications. Certain amounts reported in previous years have been reclassified to conform to the 2013 presentation. We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We previously reported development expense as a separate operating expense category. We have reclassified development expense to include it in cost of revenue for all periods presented.

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For 2013 as compared with both 2012 and 2011, changes related to our more centralized organizational structure added approximately $14 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $8 million and $6 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

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

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2013, 2012, and 2011, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

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

The table below summarizes our capitalized software development costs for the past three years:

($000)	2013	2012	2011
Capitalized software development costs	$8,142	$8,527	$5,315

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions and divestitures. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. We performed annual impairment reviews in the fourth quarter of 2013, 2012, and 2011. We did not record any significant impairment losses in 2013, 2012, and 2011.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to 25 years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We recorded an impairment loss of approximately $800,000 in 2011. We did not record any impairment losses in 2013 or 2012. The impairment charge is included in our amortization expense on our Consolidated Statements of Income.

Revenue Recognition. We recognize revenue in accordance with SEC SAB Topic 13, Revenue Recognition, ASC 605-25, Revenue Recognition:  Multiple Element Arrangements, and ASC 985-605, Software: Revenue Recognition.

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

Our Investment Advisory business includes a broad range of services. Pricing for consulting services is based on the scope of work and the level of service provided, and includes asset-based fees for work we perform that involves investment management or acting as a subadvisor to investment portfolios. In arrangements that involve asset-based fees, we generally invoice clients quarterly in arrears based on average assets for the quarter. We recognize asset-based fees once the fees are fixed and determinable assuming all other revenue recognition criteria are met.

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

Deferred revenue represents the portion of licenses or subscriptions billed or collected in advance of the service being provided, which we expect to recognize as revenue in future periods. Certain arrangements may have cancellation or refund provisions. If we make a refund, it typically reflects the amount collected from a customer for which we have not yet provided services. The refund therefore results in a reduction of deferred revenue.

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The table below summarizes our advertising expense for the past three years:

($000)	2013	2012	2011
Advertising expense	$6,939	$6,306	$8,210

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

Liability for Sabbatical Leave. In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, in general, Morningstar's full-time employees are eligible for six weeks of paid time off after four years of continuous service. We account for our sabbatical liability in accordance with FASB ASC 710-10-25, Compensated Absences. We record a liability for employees' sabbatical benefits over the period employees earn the right for sabbatical leave which is included in Accrued Compensation in our Consolidated Balance Sheet.

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

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in our Consolidated Statements of Income. We classify liabilities related to unrecognized tax benefits as either current or long-term liabilities in our Consolidated Balance Sheet, depending on when we expect to make payment.

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

3. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2013	2012	2011

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$123,529	$108,079	$98,357
Less: Distributed earnings available to participating securities	(10)	(41)	(40)
Less: Undistributed earnings available to participating securities	(36)	(47)	(259)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$123,483	$107,991	$98,058

Weighted average common shares outstanding	46,158	48,497	50,032

Basic net income per share attributable to Morningstar, Inc.:
Continuing operations	$2.68	$2.12	$1.96
Discontinued operations	—	0.11	—
Total	$2.68	$2.23	$1.96

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$123,483	$107,991	$98,058
Add: Undistributed earnings allocated to participating securities	36	47	259
Less: Undistributed earnings reallocated to participating securities	(36)	(46)	(254)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$123,483	$107,992	$98,063

Weighted average common shares outstanding	46,158	48,497	50,032
Net effect of dilutive stock options and restricted stock units	333	651	956
Weighted average common shares outstanding for computing diluted income per share	46,491	49,148	50,988

Diluted net income per share attributable to Morningstar, Inc.:
Continuing operations	$2.66	$2.10	$1.92
Discontinued operations	—	0.10	—
Total	$2.66	$2.20	$1.92

The following table shows the number of weighted average stock options, restricted stock units, and restricted stock excluded from our calculation of diluted earnings per share from both continuing operations and net earnings because their inclusion would have been anti-dilutive:

(in thousands)	2013	2012	2011
Weighted average stock options	—	83	55
Weighted average restricted stock units	17	7	—
Weighted average restricted stock	—	—	—
Total	17	90	55

These stock options and restricted stock units could be included in the calculation in the future.

4. Segment, Enterprise-Wide, and Geographical Area Information

Segment Information

In the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organizational structure. We now report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. We have revised our historical financial results to reflect this change.

Because we have a single reportable segment, all required financial segment information can be found directly in the Consolidated Financial Statements.

The accounting policies for our reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies”. We evaluate the performance of our reporting segment based on revenue and operating income.

Products and Services Information

We derive revenue from two product groups. The investment information product group includes all of our data, software, and research products and services. These products are typically sold through subscriptions or license agreements. The investment management product group includes all of our asset management operations, which earn the majority of their revenue from asset-based fees. The table below summarizes our revenue by product group:

External revenue by product group

($000)	2013	2012	2011
Investment information	555,642	526,147	498,265
Investment management	142,624	132,141	133,135
Consolidated revenue	$698,266	$658,288	$631,400

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Year ended December 31
($000)	2013	2012	2011
United States	$500,730	$466,947	$446,470

United Kingdom	56,298	56,794	53,427
Continental Europe	57,580	49,844	49,507
Australia	35,289	38,229	39,761
Canada	31,845	30,664	27,808
Asia	13,860	13,765	13,188
Other	2,664	2,045	1,239
Total International	197,536	191,341	184,930

Consolidated revenue	$698,266	$658,288	$631,400

Long-lived assets by geographical area
	As of December 31
($000)	2013	2012
United States	$84,321	$60,371

United Kingdom	6,873	7,435
Continental Europe	1,873	2,356
Australia	1,051	1,402
Canada	1,275	1,773
Asia	9,479	10,529
Other	114	156
Total International	20,665	23,651

Consolidated property, equipment, and capitalized software, net	$104,986	$84,022

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

	As of December 31
($000)	2013	2012
Available-for-sale	$91,461	$125,786
Held-to-maturity	31,214	$26,357
Trading securities	7,732	$5,386
Total	$130,407	$157,529

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2013				As of December 31, 2012
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$19,693	$8	$(3)	$19,698	$40,669	$29	$(608)	$40,090
Corporate bonds	49,913	22	(124)	49,811	49,339	36	(292)	49,083
Foreign obligations	505	—	(2)	503	2,437	1	(19)	2,419
Commercial paper	9,482	7	—	9,489	2,000	—	—	2,000
Equity securities and exchange-traded funds	8,872	1,011	(141)	9,742	19,613	1,359	(323)	20,649
Mutual funds	2,095	221	(98)	2,218	10,499	1,092	(46)	11,545
Total	$90,560	$1,269	$(368)	91,461	$124,557	$2,517	$(1,288)	$125,786

Held-to-maturity:
Certificates of deposit	$31,214	$—	$—	$31,214	$26,357	$—	$—	$26,357

As of December 31, 2013 and December 31, 2012, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2013 and December 31, 2012. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2013		As of December 31, 2012
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$45,486	$45,402	$87,599	$86,784
Due in one to two years	34,107	34,099	6,846	6,808
Equity securities, exchange-traded funds, and mutual funds	10,967	11,960	30,112	32,194
Total	$90,560	$91,461	$124,557	$125,786

Held-to-maturity:
Due in one year or less	$31,210	$31,210	$26,352	$26,352
Due in one to three years	4	4	5	5
Total	$31,214	$31,214	$26,357	$26,357

As of December 31, 2013 and December 31, 2012, held-to-maturity investments included a $1,500,000 certificate of deposit, held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

($000)	2013	2012	2011
Realized gains	$5,550	$1,671	$761
Realized losses	(1,343)	(1,133)	(501)
Realized gains, net	$4,207	$538	$260

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

($000)	2013	2012	2011
Unrealized gains (losses), net	$827	$269	$(387)

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of December 31, 2013
	as of	Using Fair Value Hierarchy
($000)	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$19,698	$—	$19,698	$—
Corporate bonds	49,811	—	49,811	—
Foreign obligations	503	—	503	—
Commercial paper	9,489	—	9,489	—
Equity securities and exchange-traded funds	9,742	9,742	—	—
Mutual funds	2,218	2,218	—	—
Trading securities	7,732	7,732	—	—
Cash equivalents	925	925	—	—
Total	$100,118	$20,617	$79,501	$—

	Fair Value	Fair Value Measurements as of December 31, 2012
	as of	Using Fair Value Hierarchy
($000)	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$40,090	$—	$40,090	$—
Corporate bonds	49,083	—	49,083	—
Foreign obligations	2,419	—	2,419	—
Commercial paper	2,000	—	2,000	—
Equity securities and exchange-traded funds	20,649	20,649	—	—
Mutual funds	11,545	11,545	—	—
Trading securities	5,386	5,386	—	—
Cash equivalents	398	398	—	—
Total	$131,570	$37,978	$93,592	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting these investment categories each in the aggregate is appropriate.

There were no transfers between levels one and two during the year ended December 31, 2013.

We measure the fair value of money market funds, equity securities, and ETFs based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of December 31, 2013 and December 31, 2012.

6. Acquisitions, Goodwill, and Other Intangible Assets

2013 Acquisitions

Increased Ownership Interest in Morningstar Sweden AB

In May 2013, we acquired an additional 76% interest in Morningstar Sweden AB (Morningstar Sweden), increasing our ownership to 100% from 24%. Morningstar’s main offerings in Sweden include Morningstar Direct, Morningstar Data, Integrated Web Tools, and Morningstar.se, a website for individual investors that provides fund and ETF data, portfolio tools, and market analysis. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on May 2, 2013.

Morningstar Sweden's total estimated fair value of $18,513,000 included $14,554,000 in cash paid to acquire the remaining 76% interest in Morningstar Sweden and $3,959,000 related to the 24% of Morningstar Sweden we previously held. We determined the fair value of the previously held 24% investment independent of the acquired controlling interest by applying a minority interest discount based on analysis of comparable transactions. Accordingly, we recorded a non-cash holding gain of $3,635,000, which is classified as "Holding gain upon acquisition of additional ownership of equity-method investments" in our Consolidated Statement of Income for the year ended December 31, 2013.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

($000)
Cash and cash equivalents	$3,472
Accounts receivable and other current assets	519
Other non-current assets	244
Intangible assets	9,700
Goodwill	8,911
Deferred revenue	(1,191)
Deferred tax liability	(2,272)
Other current and non-current liabilities	(870)
Total fair value of Morningstar Sweden	$18,513

The allocation included acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$9,700	14
Total intangible assets	$9,700	14

We recognized a deferred tax liability of $2,272,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $8,911,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar's full suite of products and services to investors in Sweden and further leverage Morningstar's global reach, investment databases, and technology expertise.

2012 and 2011 Acquisitions

We did not complete any acquisitions in 2012 and 2011.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2012 to December 31, 2013:

($000)
Balance as of January 1, 2012	$318,492
Sale of Morningstar Investor Relations and other businesses	(937)
Other, primarily currency translation	3,290
Balance as of December 31, 2012	$320,845
Acquisition of remaining ownership in Morningstar Sweden	8,911
Other, primarily currency translation	(3,306)
Balance as of December 31, 2013	$326,450

We did not record any significant impairment losses in 2013, 2012, or 2011, as the estimated fair values of our reporting units exceeded their carrying values. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2013				As of December 31, 2012
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,477	$(23,128)	$6,349	9	$30,621	$(21,527)	$9,094	9
Customer-related assets	141,833	(74,311)	67,522	12	132,798	(63,005)	69,793	12
Supplier relationships	240	(108)	132	20	240	(96)	144	20
Technology-based assets	80,489	(50,673)	29,816	9	81,333	(43,809)	37,524	9
Non-competition agreement	1,661	(1,571)	90	4	1,765	(1,588)	177	4
Total intangible assets	$253,700	$(149,791)	$103,909	10	$246,757	$(130,025)	$116,732	10

The following table summarizes our amortization expense related to intangible assets:

($000)	2013	2012	2011
Amortization expense	$21,454	$23,944	$27,267

In 2011, we recorded an impairment loss of approximately $800,000 for an acquired intangible asset. We did not record any significant impairment losses in 2013 or 2012.

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through December 31, 2013, we expect intangible amortization expense for 2014 and subsequent years to be as follows:

($000)
2014	$20,485
2015	19,659
2016	15,101
2017	10,565
2018	8,568

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

7. Discontinued Operations

In October 2012, we sold Morningstar Investor Relations Services to UK-based Investis, a leading specialist in digital corporate communications for public companies. In October 2012, we also sold the Morningstar Australasia trade publishing assets to Sterling Publishing Pty Ltd. We have not reclassified the operating results of these businesses to discontinued operations, nor have we reclassified the related assets and liabilities to held for disposition, because these amounts are not significant to our consolidated statements or segment disclosures.

The following table summarizes the amounts included in our Consolidated Statements of Income for discontinued operations for the years ended December 31, 2013, 2012, and 2011:

($000)	2013	2012	2011
Gain on sales of businesses	$—	$6,193	$—
Income tax expense	—	1,005	—
Earnings from discontinued operations, net of tax	$—	$5,188	$—

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
($000)	2013	2012
Investment in MJKK	$21,782	$20,540
Other equity method investments	6,166	6,288
Investments accounted for using the cost method	10,766	8,477
Total investments in unconsolidated entities	$38,714	$35,305

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

	As of December 31
	2013	2012
Morningstar’s approximate ownership of MJKK	34%	34%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥9,824,068	¥3,109,579
Equivalent U.S. dollars ($000)	$94,999	$36,227

Other Equity Method Investments. As of December 31, 2013 and 2012, other equity method investments include our investments in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of December 31, 2013 and 2012. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of December 31, 2013 and 2012.

As of December 31, 2012, other equity-method investments also included our investment in Morningstar Sweden. Our ownership interest and profit-and-loss sharing interest in Morningstar Sweden was 24% at that date. In May 2013, we acquired the remaining 76% interest in Morningstar Sweden, increasing our ownership to 100%. See Note 6 for additional information concerning our acquisition of Morningstar Sweden.

We did not record any impairment losses on our equity method investments in 2013, 2012, or 2011.

Cost Method Investments. As of December 31, 2013 and December 31, 2012, our cost method investments consist mainly of minority investments in HelloWallet LLC (HelloWallet) Pitchbook Data, Inc. (Pitchbook). HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

We did not record any impairment losses on our cost method investments in 2013, 2012, or 2011.

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2013	2012
Computer equipment	$47,830	$42,312
Capitalized software	50,360	39,643
Furniture and fixtures	23,259	22,804
Leasehold improvements	52,512	51,333
Telephone equipment	2,032	1,951
Construction in progress	35,159	13,489
Property, equipment, and capitalized software, at cost	211,152	171,532
Less accumulated depreciation	(106,166)	(87,510)
Property, equipment, and capitalized software, net	$104,986	$84,022

The following table shows the amount of capitalized software development costs included in construction in progress:

	As of December 31
($000)	2013	2012
Capitalized software development costs not yet placed into service	$11,345	$6,478

The following table summarizes our depreciation expense:

($000)	2013	2012	2011
Depreciation expense	$24,239	$19,152	$15,646

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2014	$18,987
2015	17,656
2016	16,918
2017	16,001
2018	13,908
Thereafter	42,592
Total	$126,062

The following table summarizes our rent expense including taxes, insurance, and other operating costs:

($000)	2013	2012	2011
Rent expense	$22,169	$20,736	$20,122

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Deferred rent, noncurrent” on our Consolidated Balance Sheets.

	As of December 31
($000)	2013	2012
Deferred rent	$26,157	$27,783

Liability for Vacant Office Space

We include our liability for vacant office space in "Accounts payable and accrued liabilities" and "Other long-term liabilities," as appropriate, on our Consolidated Balance Sheets. The following table shows the change in our liability for vacant office space from December 31, 2011 to December 31, 2013:

Liability for Vacant Office Space	($000)
Balance as of December 31, 2011	$919
Reduction of liability for lease and other related payments	(774)
Balance as of December 31, 2012	145
Reduction of liability for lease and other related payments	(14)
Balance as of December 31, 2013	$131

11. Stock-Based Compensation

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
The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(000)	2013
Shares available for future grants	4,501

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

($000)	2013	2012	2011
Restricted stock units	$14,163	$13,451	$12,765
Restricted stock	388	5,013	2,196
Stock options	492	441	342
Total stock-based compensation expense	$15,043	$18,905	$15,303

Income tax benefit related to the stock-based compensation expense	$4,027	$3,686	$3,535

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2013 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$31,306	33
Restricted stock	517	16
Stock options	585	16
Total unrecognized stock-based compensation expense	$32,408	32

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

Restricted Stock Units

Restricted stock units represent the right to receive a share of Morningstar common stock when that unit vests. Restricted stock units granted to employees generally vest ratably over a four-year period. Restricted stock units granted to non-employee directors vest ratably over a three-year period. For restricted stock units granted through December 31, 2008, employees could elect to defer receipt of the Morningstar common stock issued upon vesting of the restricted stock unit.

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - January 1, 2011	777,666	45,189	822,855	$47.14
Granted	292,398	—	292,398	57.36
Dividend equivalents	2,673	—	2,673	48.57
Vested	(256,623)	—	(256,623)	48.28
Vested but deferred	(1,753)	1,753	—	—
Issued	—	(26,866)	(26,866)	46.69
Forfeited	(73,318)	—	(73,318)	47.59
RSUs Outstanding - December 31, 2011	741,043	20,076	761,119	50.66
Granted	341,282	—	341,282	56.26
Dividend equivalents	6,405	130	6,535	52.02
Vested	(270,695)	—	(270,695)	50.12
Vested but deferred	(892)	892	—	—
Issued	—	(2,316)	(2,316)	73.28
Forfeited	(89,998)	—	(89,998)	50.84
RSUs Outstanding - December 31, 2012	727,145	18,782	745,927	53.37
Granted	287,848	—	287,848	72.04
Dividend equivalents	2,773	157	2,930	57.39
Vested	(278,549)	—	(278,549)	50.41
Issued	—	(2,257)	(2,257)	49.40
Forfeited	(59,215)	—	(59,215)	57.58
RSUs Outstanding - December 31, 2013	680,002	16,682	696,684	62.02

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

	2013		2012		2011
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	282,695	$20.55	398,859	$19.72	648,885	$18.91
Granted	—	—	—	—	—	—
Canceled	(250)	21.48	(650)	14.70	—	—
Exercised	(102,886)	21.09	(115,514)	20.19	(250,026)	19.25
Options outstanding—end of year	179,559	21.47	282,695	20.55	398,859	19.72

Options exercisable—end of year	179,559	$21.47	282,695	$20.55	398,859	$19.72

	2013		2012		2011
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	391,784	$28.98	818,552	$22.76	1,207,540	$17.09
Granted	—	—	—	—	92,201	57.42
Canceled	(1,352)	16.19	(22,330)	39.75	(1,960)	16.04
Exercised	(136,460)	16.84	(404,438)	16.60	(479,229)	16.17
Options outstanding—end of year	253,972	36.48	391,784	28.98	818,552	22.76

Options exercisable—end of year	219,449	$33.18	337,684	$24.42	726,351	$18.36

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2013	2012	2011
Intrinsic value of options exercised	$12,801	$22,526	$29,899

The table below shows additional information for options outstanding and exercisable as of December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$14.70	285	0.93	$14.70	$18	285	0.93	$14.70	$18
$21.40 - $48.90	361,571	1.17	24.88	19,238	361,571	1.17	24.88	19,238
$57.28 - $59.35	71,675	7.52	57.46	1,479	37,152	7.52	57.45	710

$14.70 - $59.35	433,531	2.22	30.26	$20,735	399,008	1.76	27.91	$19,966

Vested or Expected to Vest
$14.70 - $59.35	433,531	2.22	$30.26	$20,735

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2013. The intrinsic value is based on our closing stock price of $78.09 on that date.

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

($000)	2013	2012	2011
Excess tax benefits related to stock-based compensation	$5,898	$7,210	$9,525

12. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2013, 2012, and 2011, we made matching contributions to our 401(k) plan in the United States in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

($000)	2013	2012	2011
401(k) matching contributions	$6,879	$6,642	$5,601

13. Non-Operating Income

The following table presents the components of our net non-operating income:

($000)	2013	2012	2011
Interest income	$2,940	$5,464	$3,679
Interest expense	(228)	(311)	(1,318)
Gain on sale of investments, net	4,207	538	260
Holding gain upon acquisition of additional ownership of equity-method investments	3,635	—	—
Other expense, net	(3,198)	(2,734)	(912)
Non-operating income, net	$7,356	$2,957	$1,709

Interest income primarily reflects interest from our investment portfolio. Interest income in 2012 included approximately $700,000 of interest income related to a $1,000,000 of business tax refund for prior years recorded in 2012. In 2011, interest expense included approximately $900,000 related to $1,400,000 of business tax expense for prior years recorded in 2011.

Other expense, net includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK. In 2012, other expense, net included the loss on the sale of our investment in Bundle Corporation of $2,034,000.

14. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ending December 31, 2013, 2012, and 2011:

($000)	2013	2012	2011
Income before income taxes and equity in net income of unconsolidated entities	$178,010	$153,625	$140,124
Equity in net income of unconsolidated entities	1,428	2,027	1,848
Net (income) loss attributable to the noncontrolling interest	122	117	43
Total	$179,560	$155,769	$142,015
Income tax expense	$56,031	$52,878	$43,658
Effective tax rate	31.2%	33.9%	30.7%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2013		2012		2011
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$62,845	35.0%	$54,519	35.0%	$49,705	35.0%
State income taxes, net of federal income tax benefit	3,029	1.7	1,510	1.0	1,376	1.0
Stock-based compensation activity	254	0.1	516	0.3	440	0.3
Non-U.S. withholding taxes, net of federal income tax effect, and foreign tax credits	310	0.2	307	0.2	346	0.2
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(1,842)	(1.0)	(630)	(0.4)	394	0.3
Difference between U.S. federal statutory and foreign tax rates	(2,513)	(1.4)	(2,777)	(1.8)	(2,393)	(1.7)
Change in unrecognized tax benefits	(211)	(0.1)	967	0.6	3,126	2.2
Credits and incentives	(4,374)	(2.5)	(1,494)	(1.0)	(7,734)	(5.4)
Recognition of deferred tax assets	(1,448)	(0.8)	—	—	(1,778)	(1.3)
Other - net	(19)	—	(40)	—	176	0.1
Total income tax expense	$56,031	31.2%	$52,878	33.9%	$43,658	30.7%

Income tax expense consists of the following:

($000)	2013	2012	2011
Current tax expense:
U.S.
Federal	$42,808	$38,821	$41,520
State	3,882	1,997	1,808
Non-U.S.	10,456	5,719	5,756
Current tax expense	57,146	46,537	49,084
Deferred tax expense (benefit):
U.S.
Federal	2,630	6,287	(1,011)
State	814	334	(242)
Non-U.S.	(4,559)	(280)	(4,173)
Deferred tax expense (benefit), net	(1,115)	6,341	(5,426)
Income tax expense	$56,031	$52,878	$43,658

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

($000)	2013	2012	2011
U.S.	$144,065	$128,920	$123,390
Non-U.S.	33,945	24,705	16,734
Income before income taxes and equity in net income of unconsolidated entities	$178,010	$153,625	$140,124

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2013	2012
Deferred tax assets:
Stock-based compensation expense	$3,479	$4,019
Accrued liabilities	9,805	8,402
Net operating loss carryforwards - U.S. federal and state	851	930
Net operating loss carryforwards - Non-U.S.	9,229	12,386
Research and development	—	246
Deferred royalty revenue	366	383
Allowance for doubtful accounts	758	515
Deferred rent	8,673	9,031
Other	—	846
Total deferred tax assets	33,161	36,758

Deferred tax liabilities:
Acquired intangible assets	(12,967)	(14,535)
Property, equipment, and capitalized software	(15,525)	(14,615)
Unrealized exchange gains, net	(395)	(444)
Prepaid expenses	(4,299)	(3,694)
Investments in unconsolidated entities	(12,009)	(9,905)
Other	(373)	—
Total deferred tax liabilities	(45,568)	(43,193)
Net deferred tax asset (liability) before valuation allowance	(12,407)	(6,435)
Valuation allowance	(7,456)	(11,407)
Net deferred tax liability	$(19,863)	$(17,842)

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2013	2012
Deferred tax asset, net - current	$3,892	$3,741
Deferred tax liability, net - non-current	(23,755)	(21,583)
Net deferred tax liability	$(19,863)	$(17,842)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
($000)		2013		2012
		Expiration Date		Expiration Date
U.S. federal NOLs subject to expiration dates	$2,136	12/31/2023	$2,362	12/31/2023

Our U.S. federal NOL carryforward as of December 31, 2013 of $2,136,000 is subject to limitations on the use of the NOL imposed by the U.S. Internal Revenue Code, and therefore is limited to approximately $225,000 per year.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2013	2012
Non-U.S. NOLs subject to expiration dates from 2014 through 2032	$5,314	$6,064
Non-U.S. NOLs with no expiration date	40,054	44,504
Total	$45,368	$50,568

Non-U.S. NOLs not subject to valuation allowances	$8,759	$4,031

The decrease in non-U.S. NOL carryforwards as of December 31, 2013 compared with 2013 primarily reflects the utilization of NOL carryforwards in our non-U.S. operations.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $112,600,000 as of December 31, 2013, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $8,759,000 of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Uncertain Tax Positions

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

We are currently under audit by federal, state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2014. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2013, our Consolidated Balance Sheet included a current liability of $6,211,000 and a non-current liability of $6,012,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2013	2012
Gross unrecognized tax benefits - beginning of the year	$12,699	$12,189
Increases as a result of tax positions taken during a prior-year period	791	445
Decreases as a result of tax positions taken during a prior-year period	(146)	(1,153)
Increases as a result of tax positions taken during the current period	2,887	2,008
Decreases relating to settlements with tax authorities	(2,779)	(299)
Reductions as a result of lapse of the applicable statute of limitations	(494)	(491)
Gross unrecognized tax benefits - end of the year	$12,958	$12,699

In 2013, we recorded a net increase of $3,532,000 of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $3,227,000 increased our income tax expense by $2,690,000. In addition, we reduced our unrecognized tax benefits by $3,275,000 for settlements and lapses of statutes of limitations, of which $2,785,000 decreased our income tax expense by $2,301,000.

As of December 31, 2013, we had $12,958,000 of gross unrecognized tax benefits, of which $10,557,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9,262,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2013	2012
Liabilities for interest and penalties	$1,865	$2,232

We recorded the decrease in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2013.

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a counter suit against Stinson and two of his entities-Keystone State Capital Corporation and LG for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude us from renewing our motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. A bench trial related to the Receiver’s claims against Morningstar was held between January 13 and January 28, 2014. At trial, the Receiver claimed that Morningstar is liable under a contribution theory for all or part of a $14.5 million disgorgement judgment that the SEC obtained against the entities and individuals in receivership. Morningstar contested liability and damages at trial and believes it is not liable for any amount. The parties will file post-trial proposed findings of fact and conclusions of law in early March 2014. It is not known when the court will issue its decision.

We believe the allegations against Morningstar by the Klass plaintiffs and the Receiver have no legal or factual basis and we plan to continue to vigorously contest the claims. We also intend to refile our affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.

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

We record accrued liabilities for litigation and regulatory matters when those matters represent loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As a litigation or regulatory matter develops, we evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable.

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

16. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. As of December 31, 2013, we had repurchased a total of 7,068,006 shares for $449,784,000 under this authorization. As of February 21, 2014, we had repurchased a total of approximately 7,350,000 shares, and approximately $230,000,000 remained available for future repurchases.

The following table summarizes the board approvals for increases to the program and the total available under the program:

Date	Increase		Total program
September 2010	$100	million	$100	million
December 2011	$200	million	$300	million
December 2012	$200	million	$500	million
December 2013	$200	million	$700	million

17. Subsequent Events

In February 2014, our board of directors declared a quarterly dividend of 17 cents per share. The dividend is payable on April 30, 2014 to shareholders of record as of April 11, 2014.

18. Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity. ASU No. 2013-05 specifies that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that results in an acquirer obtaining control of an acquire in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). The currency translation adjustment should be released into net income upon the occurrence of those events. For Morningstar, ASU No. 2013-05 is effective prospectively for events occurring on or after January 1, 2014.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This update requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The update does not require new recurring disclosures. For Morningstar, ASU No. 2013-11 is effective prospectively as of January 1, 2014.

We do not expect the provisions of ASU No. 2013-05 and ASU No. 2013-11 to have a material impact on our consolidated financial statements.

19. Selected Quarterly Financial Data (unaudited)

	2012				2013
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$160,759	$165,968	$160,952	$170,609	$168,856	$175,428	$173,482	$180,500
Total operating expense (1)	130,360	124,832	121,088	131,340	128,296	131,844	128,869	138,603
Operating income	30,399	41,136	39,864	39,269	40,560	43,584	44,613	41,897
Non-operating income (expense), net	659	995	1,880	(577)	945	3,111	771	2,529
Income before income taxes and equity in net income of unconsolidated entities	31,058	42,131	41,744	38,692	41,505	46,695	45,384	44,426
Income tax expense	11,511	14,744	15,186	11,437	12,427	15,955	14,265	13,384
Equity in net income (loss) of unconsolidated entities	566	497	478	486	497	360	315	256
Consolidated net income from continuing operations	20,113	27,884	27,036	27,741	29,575	31,100	31,434	31,298
Gain on sale of discontinued operations, net of tax	—	—	—	5,188	—	—	—	—
Consolidated net income	20,113	27,884	27,036	32,929	29,575	31,100	31,434	31,298
Net (income) loss attributable to the noncontrolling interests	24	4	34	55	43	21	29	29
Net income attributable to Morningstar, Inc.	$20,137	$27,888	$27,070	$32,984	$29,618	$31,121	$31,463	$31,327

Net income per share attributable to Morningstar, Inc.
Basic:
Continuing operations	$0.40	$0.57	$0.56	$0.59	$0.64	$0.67	$0.68	$0.68
Discontinued operations	—	—	—	0.11	—	—	—	—
	$0.40	$0.57	$0.56	$0.70	$0.64	$0.67	$0.68	$0.68
Diluted:
Continuing operations	$0.40	$0.56	$0.56	$0.58	$0.63	$0.66	$0.68	$0.68
Discontinued operations	—	—	—	0.11	—	—	—	—
	$0.40	$0.56	$0.56	$0.69	$0.63	$0.66	$0.68	$0.68
Dividends per common share:
Dividends declared per common share	$0.10	$0.10	$0.10	$0.125	$0.125	$0.125	$—	$0.295
Dividends paid per common share	$0.10	$0.10	$0.10	$0.225	$—	$0.125	$0.125	$0.125

Weighted average shares outstanding:
Basic	49,938	49,195	47,975	46,913	46,406	46,400	46,080	45,756
Diluted	50,758	49,856	48,481	47,511	46,814	46,853	46,519	46,211

	2012				2013
(in thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
(1) Includes stock-based compensation expense of:	$3,866	$3,734	$3,994	$7,311	$3,783	$3,954	$3,416	$3,890

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1—Election of Directors, Board of Directors and Corporate Governance—Independent Directors, Board of Directors and Corporate Governance—Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2014 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings Certain Relationships and Related Party Transactions and Board of Directors and Corporate Governance—Independent Directors in the Proxy Statement is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Income—Years ended December 31, 2013, 2012, and 2011
Consolidated Balance Sheets—December 31, 2013 and 2012
Consolidated Statements of Equity—Years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 28, 2014 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2013	$569	$825	$(305)	$1,089
2012	835	1,016	(1,282)	569
2011	1,056	1,237	(1,458)	835

 3. Exhibits

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).

3.2	By-laws of Morningstar, as in effect on July 28, 2006, are incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K that we filed with the SEC on July 31, 2006.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*†	Morningstar Incentive Plan, as amended and restated effective January 1, 2014
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

10.9*
Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the June 2011 10-Q).

10.10*	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.2 to the June 2011 10-Q.
10.11*	Form of Morningstar 2004 Stock Incentive Plan Deferral Election Form is incorporated by reference to Exhibit 10.3 to the March 2006 10-Q.
10.12*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made prior to May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the September 2011 10-Q).

10.13*
Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made prior to May 15, 2013 is incorporated by reference to Exhibit 10.1 to the September 2011 10-Q.

10.14*	Form of Morningstar 2011 Stock Incentive Plan Stock Option Agreement is incorporate by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 10-K)
10.15*	Form of Morningstar 2011 Stock Incentive Plan Director Stock Option Agreement is incorporated by reference to Exhibit 10.19 to the 2011 10-K.
10.16*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Award Agreement for awards made on and after May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the June 2013 10-Q).

10.17*
Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after May 15, 2013 is incorporated by reference to Exhibit 10.2 to the June 2013 10-Q.

10.18*
Separation Agreement dated as of January 27, 2011 between Morningstar and Tao Huang is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on January 28, 2011.

10.19*†	Letter Agreement dated as of January 27, 2014 between Morningstar and Scott Cooley.
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2014.

MORNINGSTAR, INC.

By:	/s/ Joe Mansueto
Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 28, 2014
Joe Mansueto	Officer (principal executive officer)

/s/ Stéphane Biehler	Chief Financial Officer (principal	February 28, 2014
Stéphane Biehler	accounting and financial officer)

/s/ Donald J. Phillips II	Director	February 28, 2014
Donald J. Phillips II

/s/ Cheryl Francis	Director	February 28, 2014
Cheryl Francis

/s/ Steven Kaplan	Director	February 28, 2014
Steven Kaplan

/s/ Gail Landis	Director	February 28, 2014
Gail Landis

/s/ Bill Lyons	Director	February 28, 2014
Bill Lyons

/s/ Jack Noonan	Director	February 28, 2014
Jack Noonan

/s/ Paul Sturm	Director	February 28, 2014
Paul Sturm

/s/ Hugh Zentmyer	Director	February 28, 2014
Hugh Zentmyer