Form 10-Q
period 2014-03-31
Morningstar, Inc.
filed 2014-05-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2014 there were 44,734,223 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in thousands except per share amounts)	2014	2013

Revenue	$181,165	$168,856

Operating expense (1):
Cost of revenue	75,714	61,650
Sales and marketing	28,428	27,980
General and administrative	26,104	27,327
Depreciation and amortization	12,387	11,339
Total operating expense	142,633	128,296

Operating income	38,532	40,560

Non-operating income (expense):
Interest income, net	585	741
Gain (loss) on sale of investments, reclassified from other comprehensive income	(24)	725
Other income (expense), net	304	(521)
Non-operating income, net	865	945

Income before income taxes and equity in net income of unconsolidated entities	39,397	41,505

Equity in net income of unconsolidated entities	599	497

Income tax expense	13,650	12,427

Consolidated net income	26,346	29,575

Net loss attributable to the noncontrolling interest	30	43

Net income attributable to Morningstar, Inc.	$26,376	$29,618

Net income per share attributable to Morningstar, Inc.:
Basic	$0.59	$0.64
Diluted	$0.58	$0.63

Dividends per common share:
Dividends declared per common share	$0.17	$0.125
Dividends paid per common share	$0.17	$—

Weighted average shares outstanding:
Basic	44,777	46,406
Diluted	45,093	46,814

	Three months ended March 31
	2014	2013
(1) Includes stock-based compensation expense of:
Cost of revenue	$1,762	$1,701
Sales and marketing	497	512
General and administrative	1,680	1,570
Total stock-based compensation expense	$3,939	$3,783

 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in thousands)	2014	2013

Consolidated net income	$26,346	$29,575

Other comprehensive income (loss):
Foreign currency translation adjustment	2,472	(9,071)
Unrealized gains on securities, net of tax:
Unrealized holding gains arising during period	116	1,166
Reclassification of (gains) losses included in net income	15	(463)
Other comprehensive income (loss)	2,603	(8,368)

Comprehensive income	28,949	21,207
Comprehensive loss attributable to noncontrolling interest	5	142
Comprehensive income attributable to Morningstar, Inc.	$28,954	$21,349

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in thousands except share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$204,633	$168,160
Investments	59,340	130,407
Accounts receivable, less allowance of $827 and $1,089, respectively	131,464	114,131
Deferred tax asset, net	4,381	3,892
Income tax receivable, net	—	3,942
Other current assets	25,124	26,361
Total current assets	424,942	446,893
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $112,797 and $106,166, respectively	107,438	104,986
Investments in unconsolidated entities	39,176	38,714
Goodwill	327,936	326,450
Intangible assets, net	98,947	103,909
Other assets	8,978	9,716
Total assets	$1,007,417	$1,030,668

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$39,790	$42,131
Accrued compensation	41,718	71,403
Deferred revenue	159,591	149,225
Other current liabilities	6,758	6,786
Total current liabilities	247,857	269,545
Accrued compensation	7,495	8,193
Deferred tax liability, net	21,743	23,755
Deferred rent	23,541	23,938
Other long-term liabilities	10,064	13,947
Total liabilities	310,700	339,378

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,732,223 and 44,967,423 shares were outstanding as of March 31, 2014 and December 31, 2013, respectively	5	5
Treasury stock at cost, 7,485,203 shares as of March 31, 2014 and 7,202,896 shares as of December 31, 2013	(470,751)	(449,054)
Additional paid-in capital	545,358	539,507
Retained earnings	613,326	594,626
Accumulated other comprehensive income:
Currency translation adjustment	7,056	4,609
Unrealized gain on available-for-sale investments	695	564
Total accumulated other comprehensive income	7,751	5,173
Total Morningstar, Inc. shareholders’ equity	695,689	690,257
Noncontrolling interest	1,028	1,033
Total equity	696,717	691,290
Total liabilities and equity	$1,007,417	$1,030,668
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2014

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2013	44,967,423	$5	$(449,054)	$539,507	$594,626	$5,173	$1,033	$691,290

Net income (loss)		—	—	—	26,376	—	(30)	26,346
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $54		—	—	—	—	116	—	116
Reclassification of adjustments for losses included in net income, net of income tax of $9		—	—	—	—	15	—	15
Foreign currency translation adjustment, net		—	—	—	—	2,447	25	2,472
Other comprehensive loss, net		—	—	—	—	2,578	25	2,603
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	47,107	—	—	1,271	—	—	—	1,271
Stock-based compensation — restricted stock units		—	—	3,692	—	—	—	3,692
Stock-based compensation — restricted stock		—	—	97	—	—	—	97
Stock-based compensation — performance share awards		—	—	27	—	—	—	27
Stock-based compensation — stock-options		—	—	123	—	—	—	123
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	573	—	—	—	573
Common shares repurchased	(282,307)	—	(21,697)	—	—	—	—	(21,697)
Dividends declared — common shares outstanding		—	—	—	(7,606)	—	—	(7,606)
Dividends declared — restricted stock units		—	—	68	(70)	—	—	(2)

Balance as of March 31, 2014	44,732,223	$5	$(470,751)	$545,358	$613,326	$7,751	$1,028	$696,717

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in thousands)	2014	2013

Operating activities
Consolidated net income	$26,346	$29,575
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	12,387	11,339
Deferred income taxes	(2,338)	(2,934)
Stock-based compensation expense	3,939	3,783
Provision for bad debts	(295)	175
Equity in net income of unconsolidated entities	(599)	(497)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(573)	(1,587)
Other, net	(243)	(632)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,807)	(5,906)
Other assets	(3,301)	(6,575)
Accounts payable and accrued liabilities	4,539	400
Accrued compensation	(27,378)	(31,812)
Income taxes—current	7,221	14,487
Deferred revenue	10,151	17,769
Deferred rent	(506)	(461)
Other liabilities	(659)	(451)
Cash provided by operating activities	11,884	26,673

Investing activities
Purchases of investments	(1,697)	(3,694)
Proceeds from maturities and sales of investments	73,712	61,152
Capital expenditures	(20,793)	(9,118)
Other, net	260	892
Cash provided by investing activities	51,482	49,232

Financing activities
Proceeds from stock-option exercises	1,278	2,088
Employee taxes withheld for restricted stock units	(7)	(82)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	573	1,587
Common shares repurchased	(21,697)	(15,240)
Dividends paid	(7,644)	—
Other, net	(5)	(3)
Cash used for financing activities	(27,502)	(11,650)

Effect of exchange rate changes on cash and cash equivalents	609	(3,252)
Net increase in cash and cash equivalents	36,473	61,003
Cash and cash equivalents—beginning of period	168,160	163,889
Cash and cash equivalents—end of period	$204,633	$224,892

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,785	$627
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$193	$1,102
Equipment obtained under long-term financing arrangement	$—	$4,860

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Certain prior period amounts have been reclassified to conform to our current period's presentation. We now include development expense in the cost of revenue category. We have reclassified development expense to include it in cost of revenue for all periods presented. We previously reported development expense as a separate operating expense category.

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the first three months of 2014 as compared with the same period in 2013, changes related to our more centralized organizational structure added approximately $7 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $4 million and $3 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Correction

In 2014, we identified and corrected an immaterial classification error related to the current and long-term balance for deferred rent included on our Consolidated Balance Sheets as of December 31, 2013. The correcting entries had the effect of decreasing accounts payable and accrued liabilities by $10.7 million and increasing deferred rent (long-term) by the same amount. The financial statements have been corrected to reduce the current balance and increase the long-term balance as shown in the table below:

	As of December 31, 2013
($000)	Previously Reported	Correction	As Corrected
Accounts payable and accrued liabilities	$52,877	$(10,746)	$42,131
Deferred rent	$13,192	$10,746	$23,938

3. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

In addition, effective January 1, 2014, we adopted FASB ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU No. 2013-05 specifies that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amendments in this update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that results in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes referred to as a step acquisition). The currency translation adjustment should be released into net income upon the occurrence of those events. The adoption of ASU No. 2013-05 did not have a material effect on our consolidated financial statements.

We also adopted FASB ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), effective January 1, 2014. This update requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The update does not require new recurring disclosures. The adoption of ASU No. 2013-11 did not have a material effect on our consolidated financial statements.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2013 to March 31, 2014:

($000)
Balance as of December 31, 2013	$326,450
Foreign currency translation	1,486
Balance as of March 31, 2014	$327,936

We did not record any impairment losses in the first three months of 2014 or 2013. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2014				As of December 31, 2013
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,778	$(23,973)	$5,805	9	$29,477	$(23,128)	$6,349	9
Customer-related assets	141,991	(77,361)	64,630	12	141,833	(74,311)	67,522	12
Supplier relationships	240	(111)	129	20	240	(108)	132	20
Technology-based assets	80,870	(52,567)	28,303	9	80,489	(50,673)	29,816	9
Non-competition agreement	1,686	(1,606)	80	4	1,661	(1,571)	90	4
Total intangible assets	$254,565	$(155,618)	$98,947	10	$253,700	$(149,791)	$103,909	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
($000)	2014	2013
Amortization expense	$5,142	$5,625

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2014 and subsequent years as follows:

($000)
2014	$20,547
2015	19,719
2016	15,145
2017	10,577
2018	8,574
2019	7,386

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended March 31
(in thousands, except per share amounts)	2014	2013

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$26,376	$29,618
Less: Distributed earnings available to participating securities	(3)	(15)
Less: Undistributed earnings available to participating securities	(7)	(13)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$26,366	$29,590

Weighted average common shares outstanding	44,777	46,406

Basic net income per share attributable to Morningstar, Inc.	$0.59	$0.64

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$26,366	$29,590
Add: Undistributed earnings allocated to participating securities	7	13
Less: Undistributed earnings reallocated to participating securities	(7)	(13)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$26,366	$29,590

Weighted average common shares outstanding	44,777	46,406
Net effect of dilutive stock options and restricted stock units	316	408
Weighted average common shares outstanding for computing diluted income per share	45,093	46,814

Diluted net income per share attributable to Morningstar, Inc.	$0.58	$0.63

The following table shows the number of weighted average stock options, restricted stock units, performance share awards, and restricted stock excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31
(in thousands)	2014	2013
Weighted average stock options	—	—
Weighted average restricted stock units	6	9
Weighted average performance share awards	9	—
Weighted average restricted stock	—	—
Total	15	9

These restricted stock units and performance share awards could be included in the calculation in the future.

6. Segment, Enterprise-Wide, and Geographical Area Information

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

The accounting policies for our single reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013. We evaluate the performance of our reporting segment based on revenue and operating income.

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

External revenue by product group
	Three months ended March 31
($000)	2014	2013
Investment information	$141,270	$135,085
Investment management	39,895	33,771
Consolidated revenue	$181,165	$168,856

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended March 31
($000)	2014	2013
United States	$129,952	$121,413

United Kingdom	15,338	13,153
Continental Europe	15,626	13,167
Australia	8,168	9,352
Canada	7,667	7,736
Asia	3,709	3,424
Other	705	611
Total International	51,213	47,443

Consolidated revenue	$181,165	$168,856

Long-lived assets by geographical area
	As of March 31	As of December 31
($000)	2014	2013
United States	$88,154	$84,321

United Kingdom	6,552	6,873
Continental Europe	1,666	1,873
Australia	1,005	1,051
Canada	1,101	1,275
Asia	8,854	9,479
Other	106	114
Total International	19,284	20,665

Consolidated property, equipment, and capitalized software, net	$107,438	$104,986

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

	As of March 31	As of December 31
($000)	2014	2013
Available-for-sale	$22,975	$91,461
Held-to-maturity	28,448	31,214
Trading securities	7,917	7,732
Total	$59,340	$130,407

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2014				As of December 31, 2013
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$5,652	$6	$—	$5,658	$19,693	$8	$(3)	$19,698
Corporate bonds	5,206	5	—	5,211	49,913	22	(124)	49,811
Foreign obligations	—	—	—	—	505	—	(2)	503
Commercial paper	—	—	—	—	9,482	7	—	9,489
Equity securities and exchange-traded funds	8,916	1,068	(123)	9,861	8,872	1,011	(141)	9,742
Mutual funds	2,106	233	(94)	2,245	2,095	221	(98)	2,218
Total	$21,880	$1,312	$(217)	$22,975	$90,560	$1,269	$(368)	$91,461

Held-to-maturity:
Certificates of deposit	$28,448	$—	$—	$28,448	$31,214	$—	$—	$31,214

As of March 31, 2014 and December 31, 2013, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2014 and December 31, 2013. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2014		As of December 31, 2013
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$9,855	$9,864	$45,486	$45,402
Due in one to two years	1,003	1,005	34,107	34,099
Equity securities, exchange-traded funds, and mutual funds	11,022	12,106	10,967	11,960
Total	$21,880	$22,975	$90,560	$91,461

Held-to-maturity:
Due in one year or less	$28,443	$28,443	$31,210	$31,210
Due in one to three years	5	5	4	4
Total	$28,448	$28,448	$31,214	$31,214

As of March 31, 2014 and December 31, 2013, held-to-maturity investments included a $1,500,000 certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2014	2013
Realized gains	$161	$1,564
Realized losses	(185)	(839)
Realized gains (losses), net	$(24)	$725

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
($000)	2014	2013
Unrealized gains, net	$69	$318

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of March 31, 2014
	as of	Using Fair Value Hierarchy
($000)	March 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$5,658	$—	$5,658	$—
Corporate bonds	5,211	—	5,211	—
Foreign obligations	—	—	—	—
Commercial paper	—	—	—	—
Equity securities and exchange-traded funds	9,861	9,861	—	—
Mutual funds	2,245	2,245	—	—
Trading securities	7,917	7,917	—	—
Cash equivalents	643	643	—	—
Total	$31,535	$20,666	$10,869	$—

	Fair Value	Fair Value Measurements as of December 31, 2013
	as of	Using Fair Value Hierarchy
($000)	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$19,698	$—	$19,698	$—
Corporate bonds	49,811	—	49,811	—
Foreign obligations	503	—	503	—
Commercial paper	9,489	—	9,489	—
Equity securities and exchange-traded funds	9,742	9,742	—	—
Mutual funds	2,218	2,218	—	—
Trading securities	7,732	7,732	—	—
Cash equivalents	925	925	—	—
Total	$100,118	$20,617	$79,501	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of March 31, 2014 and December 31, 2013.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of March 31	As of December 31
($000)	2014	2013
Investment in MJKK	$22,543	$21,782
Other equity method investments	6,008	6,166
Investments accounted for using the cost method	10,625	10,766
Total investments in unconsolidated entities	$39,176	$38,714

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

	As of March 31	As of December 31
	2014	2013
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥8,833,406	¥9,824,068
Equivalent U.S. dollars ($000)	$85,949	$94,999

Other Equity Method Investments. As of March 31, 2014 and December 31, 2013, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of March 31, 2014 and December 31, 2013. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of March 31, 2014 and December 31, 2013.

We did not record any impairment losses on our equity method investments in the first three months of 2014 or 2013.

Cost Method Investments. As of March 31, 2014 and December 31, 2013, our cost method investments consist of minority investments in HelloWallet LLC (HelloWallet) and Pitchbook Data, Inc. (Pitchbook). HelloWallet is a provider of personalized financial guidance to employees of Fortune 1000 companies. Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

We did not record any impairment losses on our cost method investments in the first three months of 2014 or 2013.

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

The 2011 Plan provides for a variety of stock-based awards, including, among other things, stock options, performance share awards, restricted stock units, and restricted stock. We granted stock options, restricted stock units, and restricted stock under the 2004 Plan.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of March 31
(in thousands)	2014
Shares available for future grants	4,483

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded:

	Three months ended March 31
($000)	2014	2013
Restricted stock units	$3,692	$3,563
Restricted stock	97	97
Performance share awards	27	—
Stock options	123	123
Total stock-based compensation expense	$3,939	$3,783

Income tax benefit related to the stock-based compensation expense	$1,079	$1,030

The following table summarizes the amount of unrecognized stock-based compensation expense as of March 31, 2014 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$27,487	31
Restricted stock	420	13
Performance share awards	1,890	33
Stock options	462	14
Total unrecognized stock-based compensation expense	$30,259	31

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

We measure the fair value of our restricted stock units on the date of grant based on the closing market price of the underlying common stock on the day prior to the grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the first three months of 2014:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2013	680,002	16,682	696,684	$62.02
Granted	—	—	—	—
Dividend equivalents	885	37	922	57.49
Vested	(256)	—	(256)	53.31
Vested but deferred	—	—	—	—
Issued	—	—	—	—
Forfeited	(6,893)	—	(6,893)	61.66
RSUs outstanding—March 31, 2014	673,738	16,719	690,457	$62.04

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

Performance Share Awards

In 2014, executive officers were granted performance share awards pursuant to which each executive becomes entitled to a number of shares of Morningstar common stock equal to the number of notional performance shares that become vested. Each award specifies a number of performance shares that will vest if pre-established target performance goals are attained. The number of performance shares that actually vest may be more or less than the specified number of performance shares to the extent Morningstar exceeds or fails to achieve, respectively, the target performance goals over a three-year performance period.

The performance conditions are not considered in the determination of the grant date fair value for these awards. We measure the fair value of our performance share awards on the date of grant based on the closing market price of the underlying common stock on the day prior to the grant date. We amortize that value to stock-based compensation expense, based on the satisfaction of the performance condition that is most likely to be satisfied over the three-year service period ratably over the vesting period.

Information as of March 31, 2014 regarding the Company's target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted during the first three months of 2014 is as follows:

As of March 31, 2014
Target performance share awards granted	23,685
Fair value (1)	$80.91
Number of shares that would be issued based on current performance levels	23,685
Unamortized expense, based on current performance levels	$1,890,000

(1) Represents the closing market price of Morningstar's stock on March 14, 2014, which is the last closing price prior to the grant date.

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

The following tables summarize stock option activity in the first three months of 2014 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	179,559	$21.47
Granted	—	—
Canceled	—	—
Exercised	(11,731)	21.46
Options outstanding—March 31, 2014	167,828	21.68

Options exercisable—March 31, 2014	167,828	$21.68

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	253,972	$36.48
Granted	—	—
Canceled	—	—
Exercised	(35,213)	29.22
Options outstanding—March 31, 2014	218,759	37.85

Options exercisable—March 31, 2014	184,236	$34.18

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Three months ended March 31
($000)	2014	2013
Intrinsic value of options exercised	$2,526	$5,588

The table below shows additional information for options outstanding and exercisable as of March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$21.61 - $26.68	303,106	0.87	$23.91	$16,704	303,106	0.87	$23.91	$16,704
$39.31 - $49.38	11,806	1.61	46.86	380	11,806	1.61	46.86	380
$57.28 - $59.35	71,675	7.27	57.46	1,545	37,152	7.27	57.45	741
$21.61 - $59.35	386,587	2.08	$30.83	$18,629	352,064	1.57	$28.22	$17,825

Vested or Expected to Vest
$21.61 - $59.35	386,587	2.08	$30.83	$18,629

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2014. The intrinsic value is based on our closing stock price of $79.02 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Condensed Consolidated Statements of Income. The following table summarizes our excess tax benefits:

	Three months ended March 31
($000)	2014	2013
Excess tax benefits related to stock-based compensation	$573	$1,587

10. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31
($000)	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$39,397	$41,505
Equity in net income of unconsolidated entities	599	497
Net loss attributable to the noncontrolling interest	30	43
Total	$40,026	$42,045
Income tax expense	$13,650	$12,427
Effective tax rate	34.1%	29.6%

Our effective tax rate in the first quarter of 2014 was 34.1%, an increase of 4.5 percentage points compared with the prior-year period. The effective tax rate increase primarily reflects deferred income tax benefits and additional tax credits and incentives that were recognized in the prior-year period.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2014 and December 31, 2013. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
($000)	2014	2013
Gross unrecognized tax benefits	$11,053	$12,958
Gross unrecognized tax benefits that would affect income tax expense	$11,053	$10,557
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,665	$9,262

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2014	2013
Current liability	$4,282	$6,211
Non-current liability	6,491	6,012
Total liability for unrecognized tax benefits	$10,773	$12,223

We conduct business globally and, as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2014. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 57% of our cash, cash equivalents, and investments as of March 31, 2014 were held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not reasonably practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Certain of our non-U.S. operations have incurred net operating losses (NOLs) which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

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

In November 2011, Morningstar filed a motion to dismiss the Klass Matter. On behalf of the entities in receivership, the Receiver filed a motion to stay the proceedings because the Receivership Order does not permit suits against the entities in receivership without court permission. The court granted the Receiver's motion and stayed the Klass Matter. In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claims that Morningstar is liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. The same day the Receiver filed his complaint, Morningstar sought leave from the court to file a countersuit against Stinson and two of his entities-Keystone State Capital Corporation and LG for, among other things, fraud, misrepresentation, and breach of user agreements. In June 2012, the court denied Morningstar's motion for leave to file suit. The court took no position on the merits of Morningstar's claims, and did not preclude us from renewing our motion to file a complaint at a later time, but deferred to the Receiver's request not to subject the receivership estate to additional litigation at this early point in the receivership. A bench trial related to the Receiver’s claims against Morningstar was held between January 13 and January 28, 2014. At trial, the Receiver claimed that Morningstar is liable under a contribution theory for all or part of a $14.5 million disgorgement judgment that the SEC obtained against the entities and individuals in receivership. Morningstar contested liability and damages at trial and believes it is not liable for any amount. The parties filed post-trial proposed findings of fact and conclusions of law on March 14, 2014. It is not known when the court will issue its decision.

We believe the allegations against Morningstar by the Klass plaintiffs and the Receiver have no legal or factual basis, and we plan to continue to vigorously contest the claims. We also intend to refile our affirmative claims against Stinson, Keystone, and LG at a later time consistent with the court's order. We cannot predict the outcome of the proceedings.

We have not provided an estimate of loss or range of loss in connection with this matter because no such estimate can reasonably be made.

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc., one of our wholly owned subsidiaries, and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic is alleging breach of contract and trade secret misappropriation in connection with Ibbotson's development of a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, also seeking damages and injunctive relief. Business Logic filed a motion for summary judgment on its breach of contract claim, which was denied on October 1, 2013. Business Logic also filed a summary motion seeking to dismiss Ibbotson’s counterclaim, which was granted on April 15, 2014. On the same date, the Court granted Ibbotson’s motion for partial summary judgment to dismiss claims on certain enumerated trade secrets, and granted its motion for partial summary judgment on certain damages issues.

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

Business Logic's retained damages expert (who has also assumed for purposes of her estimate that Business Logic will prevail with regard to the issue of liability) estimated compensatory damages of $84 million, excluding punitive damages or attorneys' fees. Certain elements of the $84 million compensatory damages estimate were the subject of Ibbotson’s motion for partial summary judgment, which was granted on April 15, 2014. As a result, we believe the maximum compensatory damages award now recoverable is approximately $57 million, excluding prejudgment interest, punitive damages, and attorneys' fees. We dispute the conclusions reached and the methods employed by Business Logic's expert as to the remaining claims for damages.

With regard to Business Logic's claim for injunctive relief, no reasonable estimate of loss or range of loss is possible.

Morningstar and Ibbotson continue to vigorously contest all the claims against them in this matter. A jury trial is set to begin on July 7, 2014. We cannot predict the outcome of the proceeding.

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

12. Share Repurchase Program

In September 2010, the board of directors approved a share repurchase program that authorizes the repurchase of shares of our outstanding common stock. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2014, we had repurchased a total of 7,350,313 shares for $471,481,000 under this authorization.

The following table summarizes the board approvals for increases to the program and the total available under the program:

Date	Increase		Total program
September 2010	$100	million	$100	million
December 2011	$200	million	$300	million
December 2012	$200	million	$500	million
December 2013	$200	million	$700	million

13. Subsequent Events

On April 1, 2014, Morningstar acquired ByAllAccounts, Inc. (ByAllAccounts), a provider of innovative data aggregation technology for financial applications for $28 million in cash, subject to post-close adjustments. ByAllAccounts uses a knowledge-based process, including patented artificial intelligence technology, to collect, consolidate, and enrich financial account data and deliver it to virtually any platform. Clients include independent financial advisors, asset managers, wealth managers/family offices, trust companies, and broker-dealers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy

•	a prolonged outage of our database and network facilities;

•	any failures or disruptions in our electronic delivery systems and the Internet;

•	liability and/or damage to our reputation as a result of some of our pending litigation;

•	liability related to the storage of personal information about our users;

•	general industry conditions and competition, including global financial uncertainty, trends in the mutual fund industry, and continued growth in passively managed investment vehicles;

•	the impact of market volatility on revenue from asset-based fees;

•	failing to maintain and protect our brand, independence, and reputation;

•	changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action; and

•	challenges faced by our operations outside the United States, including the concentration of development work at our offshore facilities in China and India.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2013. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

After a strong rally in 2013, equity markets continued to generate gains in the first quarter of 2014. The Morningstar U.S. Market Index, a broad market benchmark, gained 2.0% in the quarter, while the Global Ex-U.S. Index finished the quarter with a total return of 0.95%.

U.S. mutual fund assets stood at $15.2 trillion as of February 28, 2014, based on data from the Investment Company Institute (ICI), compared with $13.5 trillion as of February 28, 2013. Based on Morningstar's estimated asset flow data, investors added $127 billion to long-term open-end funds during the first quarter and pulled $86 billion from money market funds. Both equity and fixed-income funds had positive net inflows for the quarter.

Assets in exchange-traded funds (ETFs) rose to $1.7 trillion as of February 28, 2014, compared with $1.4 trillion as of February 28, 2013, based on data from the ICI.
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

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of March 31
	2014	2013		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	123,777	124,138		(0.3)%
Registered users for Morningstar.com (U.S.)	7,945,324	7,607,716		4.4%
U.S. Advisor Workstation and Morningstar Office licenses	167,207	163,141		2.5%
Principia subscriptions	12,006	25,652		(53.2)%
Morningstar Direct licenses	8,858	7,671	(3)	15.5%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (1)	$84.7	$96.7		(12.4)%
Retirement Solutions
Managed Retirement Accounts (2)	$32.9	$26.9		22.3%
Other assets	35.1	25		40.4%
Total Retirement Solutions	$68.0	$51.9		31.0%
Morningstar Managed Portfolios	$7.8	$5.3		47.2%
Ibbotson Australia	$3.2	$3.2		—%

Our employees (approximate)
Worldwide headcount	3,645	3,445		5.8%
Number of worldwide equity and credit analysts	170	150		13.3%
Number of worldwide fund analysts	110	105		4.8%

	Three months ended March 31
	2014	2013		Change
Average assets under management and advisement ($bil)	161.5	153.3		5.3%
Number of new commercial mortgage-backed securities (CMBS) new-issue ratings completed	9	10		(10.0)%
Rated balance for CMBS new-issue ratings ($bil)	$5.6	$5.4		3.7%

(1) The decline in assets under advisement in 2014 reflects difficult market conditions for companies that offer variable annuities. Some of our clients have been managing their funds-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement were down $12.0 billion in 2014.

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

(3) Revised to reflect a minor calculation change.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Consolidated Results

	Three months ended March 31
Key Metrics ($000)	2014	2013	Change
Revenue	$181,165	$168,856	7.3%
Operating income	$38,532	$40,560	(5.0)%
Operating margin	21.3%	24.0%	(2.7)	pp

Cash provided by investing activities	$51,482	$49,232	4.6%
Cash used for financing activities	$(27,502)	$(11,650)	136.1%

Cash provided by operating activities	$11,884	$26,673	(55.4)%
Capital expenditures	(20,793)	(9,118)	128.0%
Free cash flow	$(8,909)	$17,555	(150.7)%

____________________________________________________________________________________________
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

Consolidated Revenue

	Three months ended March 31
($000)	2014	2013	Change
Investment information	$141,270	$135,085	4.6%
Investment management	39,895	33,771	18.1%
Consolidated revenue	$181,165	$168,856	7.3%

In the first quarter of 2014, our consolidated revenue increased 7.3% to $181.2 million, compared with $168.9 million in the first quarter of 2013. Some of the main contributors to the increase were Morningstar Data, Morningstar Retirement Solutions, and Morningstar Direct. Positive results for these products were partially offset by a $2.3 million decline for Principia. We have been migrating clients to Morningstar Advisor Workstation and other products and expect to continue supporting clients using Principia through 2014.

Investment information revenue

Investment information revenue, which represents about 78% of our consolidated revenue, increased $6.2 million, or 4.6%, in the first quarter of 2014. Morningstar Data revenue increased $3.6 million and Morningstar Direct was up $2.9 million. Revenue for Morningstar Advisor Workstation (including Morningstar Office) rose $2.3 million, partly reflecting client migrations from Principia.

Investment management revenue

Investment management revenue, which represents about 22% of consolidated revenue, was up $6.1 million, or 18.1%, in the first quarter of 2014, driven by higher revenue for Retirement Solutions and Morningstar Managed Portfolios. Assets under management and advisement for Retirement Solutions rose 31.0% year over year, while assets under management for Morningstar Managed Portfolios rose 47.2%. These increases reflect positive market returns over the past 12 months as well as additional net inflows. As a result of a change in accounting estimate involving revenue recognition for certain investment management contracts with minimum fee features, Morningstar recognized an additional $1.7 million of investment management revenue in the first quarter of 2014 that will not recur in future quarters.

Companies that offer variable annuities have continued to face difficult market conditions, which has prompted some of our clients to begin managing their fund-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement for our Investment Advisory services as of March 31, 2014 were $12.0 billion lower versus the same date in 2013. The revenue impact of this asset decline was partially offset by the $1.7 million of incremental revenue mentioned above.

Revenue from asset-based fees made up about 12% of total consolidated revenue in the first quarters of both of 2014 and 2013.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations, and revenue from divestitures and acquisitions. We had $1.5 million of incremental revenue in the first quarter of 2014 from our acquisition of the remaining ownership interest in Morningstar Sweden, which was partially offset by a $0.8 million negative effect from foreign currency translations. Excluding these two factors, organic revenue rose 6.9%.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
($000)	2014	2013	Change
Consolidated revenue	$181,165	$168,856	7.3%
Less: acquisitions	(1,477)	—	NMF
Less: divestitures	—	—	NMF
Unfavorable effect of foreign currency translations	806	—	NMF
Organic revenue	$180,494	$168,856	6.9%
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

Revenue by region

	Three months ended March 31
($000)	2014	2013	Change
United States	$129,952	$121,413	7.0%

United Kingdom	15,338	13,153	16.6%
Continental Europe	15,626	13,167	18.7%
Australia	8,168	9,352	(12.7)%
Canada	7,667	7,736	(0.9)%
Asia	3,709	3,424	8.3%
Other	705	611	15.4%
Total International	51,213	47,443	7.9%

Consolidated revenue	$181,165	$168,856	7.3%

International revenue made up about 28% of our consolidated revenue in the first three months of both 2014 and 2013. About 60% of this amount is from Continental Europe and the United Kingdom; we also generate significant international revenue from Australia and Canada.

Revenue from international operations rose $3.8 million, or 7.9%, in the first quarter. Excluding acquisitions and the negative effect of foreign currency translations, revenue from international operations increased 6.5%. Our operations in the United Kingdom were the main contributor to the increase, followed by Canada and Continental Europe.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
($000)	2014	2013	Change
International revenue	$51,213	$47,443	7.9%
Less: acquisitions	(1,477)	—	NMF
Less: divestitures	—	—	NMF
Unfavorable effect of foreign currency translations	806	—	NMF
International organic revenue	$50,542	$47,443	6.5%

International organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition we use for this measure may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Consolidated Operating Expense

	Three months ended March 31
($000)	2014	2013	Change
Cost of revenue (1)	$75,714	$61,650	22.8%
% of revenue	41.8%	36.5%	5.3	pp
Sales and marketing	28,428	27,980	1.6%
% of revenue	15.7%	16.6%	(0.9)	pp
General and administrative	26,104	27,327	(4.5)%
% of revenue	14.4%	16.2%	(1.8)	pp
Depreciation and amortization	12,387	11,339	9.2%
% of revenue	6.8%	6.7%	0.1	pp
Total operating expense (2) (3)	$142,633	$128,296	11.2%
% of revenue	78.7%	76.0%	2.7	pp

(1) We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented. We previously reported development expense as a separate operating expense category.

Separately, as a result of moving to a more centralized structure in 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the first three months of 2014 as compared with the same period in 2013, changes related to our more centralized organizational structure added approximately $7 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $4 million and $3 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

(2) Includes stock-based compensation expense of:

	Three Months Ended March 31
($000)	2014	2013	Change
Stock-based compensation expense	$3,939	$3,783	4.1%
% of revenue	2.2%	2.2%	—	pp

(3) Includes bonus expense of:

	Three Months Ended March 31
($000)	2014	2013	Change
Bonus expense	12,482	10,526	18.6%
% of revenue	6.9%	6.2%	0.7	pp

In the first quarter of 2014, consolidated operating expense increased $14.3 million, or 11.2%. Higher compensation expense (including salary, bonus, and other company-sponsored benefits) of $8.9 million—mainly driven by additional headcount—accounted for more than 60% of the total increase. We hired about 200 new employees year over year, including for product and technology roles in the United States as well as data analysts based in India. We made these hires both for our existing business as well for a number of promising initiatives.

Commission expense rose $2.9 million compared with the first quarter of 2013, mainly because we changed to a new sales commission structure that requires a different accounting treatment. We now expense commissions as incurred instead of amortizing them over the term of the underlying contracts. However, we are continuing to amortize the prepaid commission balance from our previous commission plan. As a result, we expensed an additional $2.7 million of commission cost in the quarter. We expect to incur additional commission expense for the next several quarters because of this change.

These increases were partially offset by an increase of $2.5 million in capitalized software development, which reduced operating expense. In the first quarter of 2014, we capitalized $2.1 million of software development costs related to ongoing enhancements for some of our key platforms, including Morningstar Direct, Morningstar Advisor Workstation, and Morningstar.com, as well as an additional $2.0 million of expense for new development of special projects. In the first quarter of 2013, we capitalized $1.6 million of software development expense, primarily for new development of special projects.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. Compensation expense for approximately 75% of our employees is included in this category. We now include development expense in this category. We have reclassified development expense to include it in cost of revenue for all periods presented.

Cost of revenue increased $14.1 million in the first quarter of 2014. Higher compensation expense of $13.3 million was the primary contributor to the increase (including an increase of approximately $7 million from the shift in expense categories as a result of our recent reorganization). Higher expense for production, travel, and computer and software supplies also contributed to the change in this category.

Partially offsetting these increases was an increase in capitalized software development, which reduced cost of revenue. We capitalized $4.1 million of compensation associated with software development activities in the first quarter of 2014. For comparison, we capitalized $1.6 million of expense in the first quarter of 2013.

Sales and marketing

Sales and marketing expense increased $0.4 million in the first quarter of 2014. Higher sales commission expense of $2.4 million (mainly because of the change in commission plan discussed above) was the primary reason for the increase, partially offset by lower salary expense of $1.9 million included in this category.

As a percentage of revenue, sales and marketing expense decreased slightly in the first quarter of 2014.

General and administrative

General and administrative expense decreased $1.2 million in the first quarter of 2014. Lower compensation expense and professional fees contributed to the decrease (including a compensation expense reduction of approximately $4 million from the shift in expense categories as a result of our recent reorganization). We also recorded a credit of $1.5 million for damages received in connection with a litigation settlement in the first quarter of 2014. This credit partially offset other increases in legal and other professional fees. Including the positive effect of the litigation settlement, legal and professional fees increased $1.9 million in the first quarter of 2014.

As a percentage of revenue, G&A expense decreased 1.8 percentage points, mainly because of the shift in expense categories.

Depreciation and amortization

Intangible amortization expense decreased $0.5 million in the first quarter of 2014, primarily because certain intangible assets from some of our earlier acquisitions are now fully amortized. However, depreciation expense rose $1.5 million in the quarter, primarily driven by incremental capitalized software development costs and higher capital expenditures for computer software for our operations in the United States.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $20.5 million in 2014 and $19.7 million in 2015. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense was essentially unchanged in the first quarter of 2014.

Consolidated Operating Income

	Three months ended March 31
($000)	2014	2013	Change
Operating income	$38,532	$40,560	(5.0)%
% of revenue	21.3%	24.0%	(2.7)	pp

Consolidated operating income decreased $2.0 million in the first quarter of 2014 as revenue increased $12.3 million and operating expense increased $14.3 million. Operating margin was 21.3%, down 2.7 percentage points compared with the first quarter of 2013.

The operating margin declined mainly because of higher salary and other compensation-related expense from additional headcount. As mentioned above, we hired about 200 new employees year over year.

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense

Equity in net income of unconsolidated entities

	Three months ended March 31
($000)	2014	2013
Equity in net income of unconsolidated entities	$599	$497

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), YCharts, Inc., and Inquiry Financial Europe AB. In the first three months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired an additional 76% interest in Morningstar Sweden, increasing our ownership interest to 100% to become sole owner. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

Equity in net income of unconsolidated entities is primarily from our position in MJKK.

Non-operating income (expense)

	Three months ended March 31
($000)	2014	2013
Interest income	$647	$758
Interest expense	(62)	(17)
Gain (loss) on sale of investments, net	(24)	725
Other income (expense), net	304	(521)
Non-operating income, net	$865	$945

Interest income mainly reflects interest from our investment portfolio.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK.

Income tax expense

The following table shows our effective tax rate:

	Three months ended March 31
($000)	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$39,397	$41,505
Equity in net income of unconsolidated entities	599	497
Net loss attributable to the noncontrolling interest	30	43
Total	$40,026	$42,045
Income tax expense	$13,650	$12,427
Effective tax rate	34.1%	29.6%

Our effective tax rate in the first quarter of 2014 was 34.1%, an increase of 4.5 percentage points compared with 29.6% in the prior-year period. The effective tax rate increase primarily reflects deferred income tax benefits and additional tax credits and incentives that were recognized in the prior-year period.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately $20.0 million, or 34% of our total investments balance as of March 31, 2014) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 43% of our cash, cash equivalents, and investments as of March 31, 2014 was held by our operations in the United States, down from about 51% as of December 31, 2013. Given our strong liquidity in the United States, we do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth (including through acquisitions). To date, we have not needed to access any significant commercial credit and have not borrowed under any lines of credit.

In the first three months of 2014, we paid dividends of $7.6 million. In February 2014, our board of directors approved a payment of a regular quarterly dividend of 17.0 cents per share payable on April 30, 2014 to shareholders of record as of April 11, 2014. We expect to make a recurring quarterly dividend payment of 17.0 cents per share in 2014.

In December 2013, our board approved a $200 million increase to our share repurchase program, bringing the total amount authorized under the program to $700 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first three months of 2014, we repurchased a total of 0.3 million shares for $21.7 million. As of March 31, 2014, we have repurchased a total of 7.4 million shares for $471.5 million since we announced the share repurchase program in September 2010.

Cash provided by operating activities is our main source of cash. In the first three months of 2014, cash provided by operating activities was $11.9 million, driven by $38.6 million of net income, adjusted for non-cash items, partially offset by $26.7 million in changes from our net operating assets and liabilities.

As of March 31, 2014, we had cash, cash equivalents, and investments of $264.0 million, a decrease of $34.6 million compared with $298.6 million as of December 31, 2013. The decrease reflects $21.7 million used to repurchase common stock through our share repurchase program, bonus payments of $39.8 million made during the first quarter of 2014 related to the 2013 bonus, and $20.8 million of capital expenditures. These outflows were partially offset by cash provided by operating activities.

We expect to continue making capital expenditures in 2014, primarily for internally developed software, leasehold improvements for new and existing office locations, and computer hardware and software.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
($000)	2014	2013	Change
Cash provided by operating activities	$11,884	$26,673	(55.4)%
Capital expenditures	(20,793)	(9,118)	128.0%
Free cash flow	$(8,909)	$17,555	(150.7)%

We generated negative free cash flow of $8.9 million in the first quarter of 2014, a decrease of $26.5 million compared with positive free cash flow of $17.6 million in the first quarter of 2013. The change reflects a $14.8 million decline in cash provided by operating activities, as well as an $11.7 million increase in capital expenditures. The decrease in cash provided by operating activities reflects lower net income adjusted for non-cash items, an $8.2 million increase in income tax payments, and a $3.2 million increase in cash paid for bonus. The increase in capital expenditures reflects spending in several different areas, including computer and network equipment, software for our network infrastructure, other hardware and software purchases, upgrades to our internal software systems, and capitalization of internally developed software.

The level of capital spending in the first quarter was unusually high, and we expect quarterly capital expenditures to be lower for the balance of the year.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014. We also discuss our significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2014:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2014	Projected Beneficial Ownership (1)
Steve Kaplan Director	2/26/2014	12/10/2014	4,000	Shares to be sold under the plan on specified dates	—	49,344
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	15,000	60,522
Richard Robbins General Counsel and Corporate Secretary	2/28/2014	1/31/2015	5,000	Shares to be sold under the plan if the stock reaches a specified price	—	21,954
David Williams Head of Design and Marketing	11/25/2013	4/1/2015	7,500	Shares to be sold under the plan if the stock reaches specified prices	4,000	39,538
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on March 31, 2014, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2014 and restricted stock units that will vest by May 30, 2014. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2014. Each director and executive officer identified in the table may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of March 31, 2014, our cash, cash equivalents, and investments balance was $264.0 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.1 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, we migrated our U.S. and Canadian operations to the new version of our primary accounting system. This application is an integral part of our financial reporting process and materially affects our internal control environment over financial reporting. As of March 31, 2014, management is not aware of any control deficiencies related to this change.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 11, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2014:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2013	7,068,006	$63.62	7,068,006	$250,216,174
January 1, 2014 – January 31, 2014	141,326	77.53	141,326	$239,256,479
February 1, 2014 – February 28, 2014	140,981	76.14	140,981	$228,519,472
March 1, 2014 – March 31, 2014	—	—	—	$228,519,472
Total	7,350,313	$64.13	7,350,313

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
In September 2010, our board of directors approved a share repurchase program that authorized the purchase of up to $100 million of the outstanding common stock with an expiration date of December 31, 2012. In December 2011, the board approved a $200 million increase to this program. In December 2012, the board authorized the company to repurchase up to an additional $200 million in shares of our outstanding common stock. In December 2013, the board approved another $200 million increase in the program and extended the expiration date of the program to December 31, 2015.

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 01, 2014	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1	Form of Morningstar 2011 Stock Incentive Plan Performance Share Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 01, 2014 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

 ______________________________________