Form 10-Q
period 2014-06-30
Morningstar, Inc.
filed 2014-07-31
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2014 there were 44,721,637 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30
(in thousands except per share amounts)	2014	2013	2014	2013

Revenue	$189,385	$175,428	$370,550	$344,284

Operating expense (1):
Cost of revenue	81,387	64,427	157,101	126,077
Sales and marketing	27,949	28,035	56,377	56,015
General and administrative	30,438	28,120	56,542	55,447
Depreciation and amortization	13,391	11,262	25,778	22,601
Litigation settlement (2)	61,000	—	61,000	—
Total operating expense	214,165	131,844	356,798	260,140

Operating income (loss)	(24,780)	43,584	13,752	84,144

Non-operating income:
Interest income, net	634	664	1,219	1,405
Gain on sale of investments, reclassified from other comprehensive income	371	423	347	1,148
Holding gain upon acquisition of additional ownership of equity and cost method investments	5,168	3,713	5,168	3,713
Other income (expense), net	(275)	(1,689)	29	(2,210)
Non-operating income, net	5,898	3,111	6,763	4,056

Income (loss) before income taxes and equity in net income of unconsolidated entities	(18,882)	46,695	20,515	88,200

Equity in net income of unconsolidated entities	497	360	1,096	857

Income tax expense (benefit)	(8,611)	15,955	5,039	28,382

Consolidated net income (loss)	(9,774)	31,100	16,572	60,675

Net loss attributable to the noncontrolling interest	5	21	35	64

Net income (loss) attributable to Morningstar, Inc.	$(9,769)	$31,121	$16,607	$60,739

Net income (loss) per share attributable to Morningstar, Inc.:
Basic	$(0.22)	$0.67	$0.37	$1.31
Diluted	$(0.22)	$0.66	$0.37	$1.30

Dividends per common share:
Dividends declared per common share	$0.17	$0.13	$0.34	$0.25
Dividends paid per common share	$0.17	$0.13	$0.34	$0.13

Weighted average shares outstanding:
Basic	44,777	46,400	44,778	46,403
Diluted	44,777	46,853	45,039	46,756

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
(1) Includes stock-based compensation expense of:
Cost of revenue	$1,890	$1,691	$3,652	$3,392
Sales and marketing	530	522	1,027	1,034
General and administrative	1,943	1,741	3,623	3,311
Total stock-based compensation expense	$4,363	$3,954	$8,302	$7,737

(2) See Note 11, Contingencies, for additional information.

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013

Consolidated net income (loss)	$(9,774)	$31,100	$16,572	$60,675

Other comprehensive income (loss):
Foreign currency translation adjustment	2,861	(7,128)	5,333	(16,199)
Unrealized gains on securities, net of tax:
Unrealized holding gains (losses) arising during period	280	(166)	396	1,000
Reclassification of gains included in net income	(233)	(271)	(218)	(734)
Other comprehensive income (loss)	2,908	(7,565)	5,511	(15,933)

Comprehensive income (loss)	(6,866)	23,535	22,083	44,742
Comprehensive loss attributable to noncontrolling interest	10	64	15	206
Comprehensive income (loss) attributable to Morningstar, Inc.	$(6,856)	$23,599	$22,098	$44,948

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in thousands except share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$176,254	$168,160
Investments	44,696	130,407
Accounts receivable, less allowance of $762 and $1,089, respectively	135,017	114,131
Deferred tax asset, net	6,437	3,892
Income tax receivable, net	18,616	3,942
Other current assets	21,565	26,361
Total current assets	402,585	446,893
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $119,859 and $106,166, respectively	109,900	104,986
Investments in unconsolidated entities	30,287	38,714
Goodwill	388,837	326,450
Intangible assets, net	111,779	103,909
Other assets	7,835	9,716
Total assets	$1,051,223	$1,030,668

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$97,251	$42,131
Accrued compensation	58,409	71,403
Deferred revenue	161,921	149,225
Other current liabilities	4,607	6,786
Total current liabilities	322,188	269,545
Accrued compensation	7,512	8,193
Deferred tax liability, net	19,183	23,755
Deferred rent	23,158	23,938
Other long-term liabilities	10,520	13,947
Total liabilities	382,561	339,378

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,715,637 and 44,967,423 shares were outstanding as of June 30, 2014 and December 31, 2013, respectively	5	5
Treasury stock at cost, 7,676,092 shares as of June 30, 2014 and 7,202,896 shares as of December 31, 2013	(484,560)	(449,054)
Additional paid-in capital	545,624	539,507
Retained earnings	595,911	594,626
Accumulated other comprehensive income:
Currency translation adjustment	9,922	4,609
Unrealized gain on available-for-sale investments	742	564
Total accumulated other comprehensive income	10,664	5,173
Total Morningstar, Inc. shareholders’ equity	667,644	690,257
Noncontrolling interests	1,018	1,033
Total equity	668,662	691,290
Total liabilities and equity	$1,051,223	$1,030,668
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2014

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2013	44,967,423	$5	$(449,054)	$539,507	$594,626	$5,173	$1,033	$691,290

Net income (loss)		—	—	—	16,607	—	(35)	16,572
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $219		—	—	—	—	396	—	396
Reclassification of adjustments for gains included in net income, net of income tax of $129		—	—	—	—	(218)	—	(218)
Foreign currency translation adjustment, net		—	—	—	—	5,313	20	5,333
Other comprehensive income, net		—	—	—	—	5,491	20	5,511
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	238,015	—	1,214	(4,145)	—	—	—	(2,931)
Stock-based compensation		—	—	8,302	—	—	—	8,302
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	1,913	—	—	—	1,913
Common shares repurchased	(489,801)	—	(36,720)	—	—	—	—	(36,720)
Dividends declared — common shares outstanding		—	—	—	(15,211)	—	—	(15,211)
Dividends declared — restricted stock units		—	—	47	(111)	—	—	(64)

Balance as of June 30, 2014	44,715,637	$5	$(484,560)	$545,624	$595,911	$10,664	$1,018	$668,662

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in thousands)	2014	2013

Operating activities
Consolidated net income	$16,572	$60,675
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	25,778	22,601
Deferred income taxes	(2,638)	(38)
Stock-based compensation expense	8,302	7,737
Provision for bad debts	(326)	461
Equity in net income of unconsolidated entities	(1,096)	(857)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1,913)	(3,842)
Holding gain upon acquisition of additional ownership of equity method investments	(5,168)	(3,713)
Other, net	(703)	688
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(19,340)	524
Other assets	163	(3,465)
Accounts payable and accrued liabilities	61,196	638
Accrued compensation	(8,687)	(19,581)
Income taxes—current	(12,169)	13,693
Deferred revenue	8,802	11,023
Deferred rent	(996)	(872)
Other liabilities	(1,089)	(537)
Cash provided by operating activities	66,688	85,135

Investing activities
Purchases of investments	(7,715)	(82,299)
Proceeds from maturities and sales of investments	95,499	96,128
Capital expenditures	(30,799)	(18,881)
Acquisitions, net of cash acquired	(64,447)	(11,125)
Proceeds from sale of a business	—	957
Purchases of equity- and cost-method investments	—	(909)
Other, net	259	436
Cash used for investing activities	(7,203)	(15,693)

Financing activities
Proceeds from stock-option exercises	2,072	2,810
Employee taxes withheld for restricted stock units	(5,003)	(5,157)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	1,913	3,842
Common shares repurchased	(36,720)	(53,937)
Dividends paid	(15,309)	(5,889)
Other, net	14	(50)
Cash used for financing activities	(53,033)	(58,381)

Effect of exchange rate changes on cash and cash equivalents	1,642	(5,140)
Net increase in cash and cash equivalents	8,094	5,921
Cash and cash equivalents—beginning of period	168,160	163,889
Cash and cash equivalents—end of period	$176,254	$169,810

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,891	$14,511
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$270	$418
Equipment obtained under long-term financing arrangement	$—	$4,860

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

Separately, as a result of our recent reorganization (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the first six months of 2014 as compared with the same period in 2013, changes related to our more centralized organizational structure added $14 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by $8 million and $6 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

4. Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Increased Ownership Interest in HelloWallet Holdings, Inc.

In June 2014, we acquired an additional 81.3% interest in HelloWallet Holdings, Inc. (HelloWallet), increasing our ownership to 100% from 18.7%. HelloWallet combines behavioral economics and the psychology of decision-making with sophisticated technology to provide personalized, unbiased financial guidance to U.S. workers and their families through their employer benefit plans. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on June 3, 2014.

HelloWallet's total preliminary estimated fair value of $54,006,000 includes $40,525,000 in cash paid to acquire the remaining 81.3% interest in HelloWallet and pay off HelloWallet's indebtedness as well as $13,481,000 related to the 18.7% of HelloWallet we previously held. We recorded a preliminary non-cash holding gain of $5,168,000 for the difference between the fair value and the book value of our previously held investment. The gain is included in non-operating income in our Unaudited Condensed Consolidated Statement of Income.

The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets and income taxes.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, all of which are preliminary pending receipt of the final valuation:

($000)
Cash and cash equivalents	$3,739
Accounts receivable and other current assets	150
Other current and non-current assets	318
Deferred tax asset	7,340
Intangible assets	9,460
Goodwill	40,472
Deferred revenue	(2,897)
Deferred tax liability	(3,595)
Other current and non-current liabilities	(981)
Total fair value of HelloWallet	$54,006

The preliminary allocation includes $9,460,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Technology based assets	6,670	5
Intellectual property (trademarks and trade names)	169	3
Non-competition agreement	2,621	5
Total intangible assets	$9,460	5

We recognized a preliminary deferred tax liability of $3,595,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these intangible assets.

We recognized a preliminary deferred tax asset of $7,340,000 mainly because of net operating losses of HelloWallet which will become available to Morningstar.

Preliminary goodwill of $40,472,000 represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to bring together HelloWallet's comprehensive financial wellness expertise with Morningstar's independent, research-based retirement advice to create a holistic retirement savings and advice offering.

ByAllAccounts, Inc.

In April 2014, we acquired ByAllAccounts, Inc. (ByAllAccounts), a provider of innovative data aggregation technology for financial applications, for $27,949,000 in cash. ByAllAccounts uses a knowledge-based process, including patented artificial intelligence technology, to collect, consolidate, and enrich financial account data and deliver it to virtually any platform. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 1, 2014.

The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets and income taxes.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

($000)
Cash and cash equivalents	$287
Accounts receivable and other current assets	152
Deferred tax asset	3,685
Other non-current assets	257
Intangible assets	8,681
Goodwill	18,778
Deferred revenue	(79)
Deferred tax liability	(3,299)
Other current and non-current liabilities	(513)
Total purchase price	$27,949

The preliminary allocation includes $8,681,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,506	24
Technology-based assets	3,020	4.5
Intellectual property (trademarks and trade names)	47	1
Non-competition agreement	108	3
Total intangible assets	$8,681	19

We recognized a preliminary deferred tax liability of $3,299,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these intangible assets.

We recognized a preliminary deferred tax asset of $3,685,000 mainly because of net operating losses of ByAllAccounts which will become available to Morningstar.

Preliminary goodwill value of $18,778,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity to integrate the service into our offerings as well as expand and develop ByAllAccounts' third-party distribution relationships.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2013 to June 30, 2014:

($000)
Balance as of December 31, 2013	$326,450
Acquisitions of HelloWallet and ByAllAccounts	59,250
Foreign currency translation	3,137
Balance as of June 30, 2014	$388,837

We did not record any impairment losses in the first six months of 2014 or 2013. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2014				As of December 31, 2013
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$30,177	$(24,741)	$5,436	9	$29,477	$(23,128)	$6,349	9
Customer-related assets	148,000	(80,782)	67,218	12	141,833	(74,311)	67,522	12
Supplier relationships	240	(114)	126	20	240	(108)	132	20
Technology-based assets	90,979	(54,729)	36,250	9	80,489	(50,673)	29,816	9
Non-competition agreement	4,428	(1,679)	2,749	5	1,661	(1,571)	90	4
Total intangible assets	$273,824	$(162,045)	$111,779	11	$253,700	$(149,791)	$103,909	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Amortization expense	$5,501	$5,337	$10,643	$10,962

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2014 and subsequent years as follows:

($000)
2014	$22,493
2015	22,669
2016	18,071
2017	13,406
2018	11,190
Thereafter	34,593

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2014	2013	2014	2013

Basic net income (loss) per share attributable to Morningstar, Inc.:
Net income (loss) attributable to Morningstar, Inc.:	$(9,769)	$31,121	$16,607	$60,739
Less: Distributed earnings available to participating securities	(1)	(2)	(4)	(5)
Less: Undistributed earnings available to participating securities	3	(9)	—	(18)
Numerator for basic net income (loss) per share — undistributed and distributed earnings available to common shareholders	$(9,767)	$31,110	$16,603	$60,716

Weighted average common shares outstanding	44,777	46,400	44,778	46,403

Basic net income (loss) per share attributable to Morningstar, Inc.	$(0.22)	$0.67	$0.37	$1.31

Diluted net income (loss) per share attributable to Morningstar, Inc.:
Numerator for basic net income (loss) per share — undistributed and distributed earnings available to common shareholders	$(9,767)	$31,110	$16,603	$60,716
Add: Undistributed earnings allocated to participating securities	(3)	9	—	18
Less: Undistributed earnings reallocated to participating securities	3	(9)	—	(17)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$(9,767)	$31,110	$16,603	$60,717

Weighted average common shares outstanding	44,777	46,400	44,778	46,403
Net effect of dilutive stock options and restricted stock units	—	453	261	353
Weighted average common shares outstanding for computing diluted income per share	44,777	46,853	45,039	46,756

Diluted net income (loss) per share attributable to Morningstar, Inc.	$(0.22)	$0.66	$0.37	$1.30

Because of our net loss for the quarter ended June 30, 2014, the assumed exercise of stock options and vesting of restricted stock units outstanding would have had an anti-dilutive effect and were therefore excluded from the computation of diluted net loss per share.

The following table shows the number of weighted average stock options, restricted stock units, performance share awards, and restricted stock excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Weighted average stock options	160	—	—	—
Weighted average restricted stock units	108	2	18	22
Weighted average performance share awards	10	—	—	—
Weighted average restricted stock	3		6
Total	281	2	24	22

These stock options, restricted stock units and performance share awards could be included in the calculation in the future.

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

External revenue by product group
	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Investment information	$149,527	$140,031	$290,797	$275,116
Investment management	39,858	35,397	79,753	69,168
Consolidated revenue	$189,385	$175,428	$370,550	$344,284

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
United States	$136,453	$126,335	$266,405	$247,748

United Kingdom	15,544	14,015	30,882	27,168
Continental Europe	15,921	13,993	31,547	27,160
Australia	9,233	9,176	17,401	18,528
Canada	7,542	7,812	15,209	15,548
Asia	3,888	3,449	7,597	6,873
Other	804	648	1,509	1,259
Total International	52,932	49,093	104,145	96,536

Consolidated revenue	$189,385	$175,428	$370,550	$344,284

Long-lived assets by geographical area
	As of June 30	As of December 31
($000)	2014	2013
United States	$90,924	$84,321

United Kingdom	6,720	6,873
Continental Europe	1,591	1,873
Australia	977	1,051
Canada	1,041	1,275
Asia	8,548	9,479
Other	99	114
Total International	18,976	20,665

Consolidated property, equipment, and capitalized software, net	$109,900	$104,986

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

	As of June 30	As of December 31
($000)	2014	2013
Available-for-sale	$16,015	$91,461
Held-to-maturity	20,422	31,214
Trading securities	8,259	7,732
Total	$44,696	$130,407

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2014				As of December 31, 2013
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$3,396	$2	$—	$3,398	$19,693	$8	$(3)	$19,698
Corporate bonds	—	—	—	—	49,913	22	(124)	49,811
Foreign obligations	—	—	—	—	505	—	(2)	503
Commercial paper	—	—	—	—	9,482	7	—	9,489
Equity securities and exchange-traded funds	9,311	1,100	(118)	10,293	8,872	1,011	(141)	9,742
Mutual funds	2,137	276	(89)	2,324	2,095	221	(98)	2,218
Total	$14,844	$1,378	$(207)	$16,015	$90,560	$1,269	$(368)	$91,461

Held-to-maturity:
Certificates of deposit	$20,422	$—	$—	$20,422	$31,214	$—	$—	$31,214

As of June 30, 2014 and December 31, 2013, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2014 and December 31, 2013. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2014		As of December 31, 2013
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$3,396	$3,398	$45,486	$45,402
Due in one to two years	—	—	34,107	34,099
Equity securities, exchange-traded funds, and mutual funds	11,448	12,617	10,967	11,960
Total	$14,844	$16,015	$90,560	$91,461

Held-to-maturity:
Due in one year or less	$20,417	$20,417	$31,210	$31,210
Due in one to three years	5	5	4	4
Total	$20,422	$20,422	$31,214	$31,214

As of June 30, 2014 and December 31, 2013, held-to-maturity investments included a $1,500,000 certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Realized gains	$417	$662	$578	$2,226
Realized losses	(46)	(239)	(231)	(1,078)
Realized gains, net	$371	$423	$347	$1,148

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Unrealized gains (losses), net	$(224)	$(45)	$(155)	$273

The fair value of our assets subject to fair value measurements and that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement, are as follows:

	Fair Value	Fair Value Measurements as of June 30, 2014
	as of	Using Fair Value Hierarchy
($000)	June 30, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$3,398	$—	$3,398	$—
Corporate bonds	—	—	—	—
Foreign obligations	—	—	—	—
Commercial paper	—	—	—	—
Equity securities and exchange-traded funds	10,293	10,293	—	—
Mutual funds	2,324	2,324	—	—
Trading securities	8,259	8,259	—	—
Cash equivalents	2,691	2,691	—	—
Total	$26,965	$23,567	$3,398	$—

	Fair Value	Fair Value Measurements as of December 31, 2013
	as of	Using Fair Value Hierarchy
($000)	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$19,698	$—	$19,698	$—
Corporate bonds	49,811	—	49,811	—
Foreign obligations	503	—	503	—
Commercial paper	9,489	—	9,489	—
Equity securities and exchange-traded funds	9,742	9,742	—	—
Mutual funds	2,218	2,218	—	—
Trading securities	7,732	7,732	—	—
Cash equivalents	925	925	—	—
Total	$100,118	$20,617	$79,501	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of June 30, 2014 and December 31, 2013.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of June 30	As of December 31
($000)	2014	2013
Investment in MJKK	$22,173	$21,782
Other equity method investments	5,788	6,166
Investments accounted for using the cost method	2,326	10,766
Total investments in unconsolidated entities	$30,287	$38,714

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

	As of June 30	As of December 31
	2014	2013
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥7,567,560	¥9,824,068
Equivalent U.S. dollars ($000)	$74,616	$94,999

Other Equity Method Investments. As of June 30, 2014 and December 31, 2013, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of June 30, 2014 and December 31, 2013. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of June 30, 2014 and December 31, 2013.

We did not record any impairment losses on our equity method investments in the first six months of 2014 or 2013.

Cost Method Investments. As of June 30, 2014 and December 31, 2013, our cost method investments consist of a minority investment in Pitchbook Data, Inc. (Pitchbook). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

As of December 31, 2013, our cost method investments also included a minority investment in HelloWallet LLC (HelloWallet). In June 2014, we purchased the remaining interest in HelloWallet. See Note 4 for additional information concerning our acquisition of HelloWallet.

We did not record any impairment losses on our cost method investments in the first six months of 2014 or 2013.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of June 30
(in thousands)	2014
Shares available for future grants	4,248

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Restricted stock units	$3,983	$3,734	$7,675	$7,297
Restricted stock	97	97	194	194
Performance share awards	173	—	200	—
Stock options	110	123	233	246
Total stock-based compensation expense	$4,363	$3,954	$8,302	$7,737

Income tax benefit related to the stock-based compensation expense	$1,283	$1,068	$2,362	$2,098

The following table summarizes the amount of unrecognized stock-based compensation expense as of June 30, 2014 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$39,567	36
Restricted stock	323	10
Performance share awards	1,716	30
Stock options	353	11
Total unrecognized stock-based compensation expense	$41,959	35

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

The following table summarizes restricted stock unit activity during the first six months of 2014:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2013	680,002	16,682	696,684	$62.02
Granted	245,350	—	245,350	73.11
Dividend equivalents	1,528	76	1,604	57.50
Vested	(231,500)	—	(231,500)	57.48
Issued	—	(2,054)	(2,054)	53.54
Forfeited	(17,874)	—	(17,874)	57.22
RSUs Outstanding - June 30, 2014	677,506	14,704	692,210	$67.37

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

Performance Share Awards

In 2014, executive officers, other than Joe Mansueto, were granted performance share awards pursuant to which each executive becomes entitled to a number of shares of Morningstar common stock equal to the number of notional performance shares that become vested. Each award specifies a number of performance shares that will vest if pre-established target performance goals are attained. The number of performance shares that actually vest may be more or less than the specified number of performance shares to the extent Morningstar exceeds or fails to achieve, respectively, the target performance goals over a three-year performance period.

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

Information as of June 30, 2014 regarding the Company's target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted during the first six months of 2014 is as follows:

As of June 30, 2014
Target performance share awards granted	23,685
Fair value (1)	$80.91
Number of shares that would be issued based on current performance levels	23,685
Unamortized expense, based on current performance levels	$1,716,000

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

The following tables summarize stock option activity in the first six months of 2014 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	179,559	$21.47
Granted	—	—
Canceled	—	—
Exercised	(26,420)	21.67
Options outstanding—June 30, 2014	153,139	21.91

Options exercisable—June 30, 2014	153,139	$21.91

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	253,972	$36.48
Granted	—	—
Canceled	—	—
Exercised	(47,898)	30.58
Options outstanding—June 30, 2014	206,074	38.27

Options exercisable—June 30, 2014	189,604	$36.58

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Six months ended June 30
($000)	2014	2013
Intrinsic value of options exercised	$3,760	$8,170

The table below shows additional information for options outstanding and exercisable as of June 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$21.61 - $26.96	280,732	0.62	$24.20	$13,364	280,732	0.62	$24.20	$13,364
$39.68 - $49.92	6,806	1.43	48.18	161	6,806	1.43	48.18	161
$57.28 - $59.35	71,675	7.02	57.46	1,029	55,205	7.02	57.39	758
$21.61 - $59.35	359,213	1.91	$31.29	$14,554	342,743	1.67	$30.03	$14,283

Vested or Expected to Vest
$21.61 - $59.35	359,213	1.91	$31.29	$14,554

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on June 30, 2014. The intrinsic value is based on our closing stock price of $71.81 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Condensed Consolidated Statements of Operations. The following table summarizes our excess tax benefits:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Excess tax benefits related to stock-based compensation	$1,340	$2,255	$1,913	$3,842

10. Income Taxes

Effective Tax Rate

The following table shows our effective income tax rate for the three and six months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Income (loss) before income taxes and equity in net income of unconsolidated entities	$(18,882)	$46,695	$20,515	$88,200
Equity in net income of unconsolidated entities	497	360	1,096	857
Net loss attributable to the noncontrolling interest	5	21	35	64
Total	$(18,380)	$47,076	$21,646	$89,121
Income tax expense (benefit)	$(8,611)	$15,955	$5,039	$28,382
Effective tax rate	46.8%	33.9%	23.3%	31.8%

Our effective tax rate in the second quarter of 2014 was 46.8%, an increase of 12.9 percentage points compared with the prior-year period. During the second quarter of 2014, we reported a loss before income taxes and equity in net income of unconsolidated entities of $18.9 million, which included a litigation settlement expense of $61.0 million that is deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax benefit of $8.6 million, which is equivalent to a 46.8% effective tax rate.

Our effective tax rate for the first six months of 2014 was 23.3%, which is lower than the statutory rate mainly because of the non-taxable gain of $5.2 million recorded in connection with purchasing the remaining ownership interest in HelloWallet.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2014 and December 31, 2013. The table also provides the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
($000)	2014	2013
Gross unrecognized tax benefits	$11,476	$12,958
Gross unrecognized tax benefits that would affect income tax expense	$11,476	$10,557
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,961	$9,262

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2014	2013
Current liability	$4,490	$6,211
Non-current liability	6,712	6,012
Total liability for unrecognized tax benefits	$11,202	$12,223

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 69% of our cash, cash equivalents, and investments as of June 30, 2014 was held by our operations outside of the United States. As such, we believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not reasonably practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

Business Logic Holding Corporation

In November 2009, Business Logic Holding Corporation (Business Logic) filed a complaint in the Circuit Court of Cook County, Illinois against Ibbotson Associates, Inc., one of our wholly owned subsidiaries, and Morningstar, Inc. relating to Ibbotson's prior commercial relationship with Business Logic. Business Logic alleged breach of contract and trade secret misappropriation in connection with Ibbotson's development of a proprietary web-service software and user interface that connects plan participant data with the Ibbotson Wealth Forecasting Engine. Ibbotson and Morningstar answered the complaint, and Ibbotson asserted a counterclaim against Business Logic alleging trade secret misappropriation and breach of contract, also seeking damages and injunctive relief.

On July 17, 2014, Morningstar and Ibbotson entered into a settlement agreement with Business Logic relating to this litigation (the Settlement Agreement). Pursuant to the Settlement Agreement, among other things, Morningstar or Ibbotson will pay Business Logic $61.0 million and Business Logic (i) will dismiss with prejudice all claims asserted in the Litigation; (ii) grants releases to Morningstar, Ibbotson, and their clients; and (iii) grants to Morningstar, its affiliates, Ibbotson and their clients an irrevocable license to use the intellectual property at issue in the litigation. In late July 2014, Morningstar paid $15.0 million of the amount owed to Business Logic under the Settlement Agreement and the case was dismissed with prejudice. The Settlement Agreement provides that the remaining $46.0 million be paid on or before August 17, 2014.

Other Proceedings

In addition to these proceedings, we are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

12. Share Repurchase Program

We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $700 million in shares of our outstanding common stock. The authorization expires on December 31, 2015. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of June 30, 2014, we had repurchased a total of 7,557,807 shares for $486.5 million under this authorization.

13. Subsequent Events

On July 17, 2014, Morningstar and Ibbotson entered into a settlement agreement with Business Logic Holding Corporation (Business Logic). Pursuant to the settlement agreement, Morningstar will pay Business Logic $61.0 million. In July 2014, Morningstar paid $15.0 million of the amount owed to Business Logic under the settlement agreement and the case was dismissed with prejudice. This obligation was accrued as of June 30, 2014 and the corresponding expense is reported as "Litigation settlement" in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. See Note 11, Contingencies, for additional information.
Separately, in July 2014, we established a $75 million single-bank revolving credit facility. The line of credit allows for borrowings from time to time of up to $75 million for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy

•	a prolonged outage of our database and network facilities;

•	any failures or disruptions in our electronic delivery systems and the Internet;

•	liability and/or damage to our reputation as a result of some of our pending litigation;

•	liability related to the storage of personal information about our users;

•	general industry conditions and competition, including global financial uncertainty, trends in the mutual fund industry, and continued growth in passively managed investment vehicles;

•	the effect of market volatility on revenue from asset-based fees;

•	failing to maintain and protect our brand, independence, and reputation;

•	changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action; and

•	challenges faced by our operations outside the United States, including the concentration of development work at our offshore facilities in China and India.

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

In the third quarter of 2013, we revised our segment structure to reflect our shift to a more centralized organization. We now report our results in a single segment, which is consistent with how management allocates resources and evaluates our financial results.

Industry Overview

We monitor developments in the economic and financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

After a strong rally in 2013, equity markets continued to generate gains in the second quarter of 2014. The Morningstar U.S. Market Index, a broad market benchmark, gained 5.0% in the quarter, while the Global Ex-U.S. Index finished the quarter with a total return of 5.2%.

U.S. mutual fund assets stood at $15.7 trillion as of June 30, 2014, based on data from the Investment Company Institute (ICI), compared with $13.6 trillion as of June 30, 2013. Based on Morningstar's estimated asset flow data, investors added about $200 billion to long-term open-end funds during the first six months of 2014 and pulled $147 billion from money market funds. Both equity and fixed-income funds had positive net inflows for the first half of 2014.

Assets in exchange-traded funds (ETFs) rose to $1.8 trillion as of June 30, 2014, compared with $1.4 trillion as of June 30, 2013, based on data from the ICI.
Despite generally positive market trends, we believe the business environment for the financial services industry remains challenging. Asset management firms have been facing increasing regulatory burdens, which are leading to higher costs and more cautious spending in other areas. Further, the historically low interest rate environment has put pressure on the margins of many firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of June 30
	2014	2013		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	122,736	123,881		(0.9)%
Registered users for Morningstar.com (U.S.)	8,021,734	7,690,300		4.3%
U.S. Advisor Workstation Clients (1)	170	151		12.6%
U.S. Morningstar Office Licenses (1)	4,201	3,985		5.4%
Principia subscriptions	14,805	22,464		(34.1)%
Morningstar Direct licenses	9,222	7,960	(2)	15.9%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (3)	$82.7	$101.4		(18.4)%
Retirement Solutions
Managed Retirement Accounts (4)	$36.8	$27.9		31.9%
Other assets	37.6	28.0		34.3%
Total Retirement Solutions	$74.4	$55.9		33.1%
Morningstar Managed Portfolios	$8.6	$5.9		45.8%
Ibbotson Australia	$3.3	$2.9		13.8%

Our employees (approximate)
Worldwide headcount	3,800	3,425		10.9%
Number of worldwide equity and credit analysts	175	150		16.7%
Number of worldwide fund analysts	100	105		(4.8)%

	Three months ended June 30
	2014	2013		Change
Average assets under management and advisement ($bil)	166.3	161.6		2.9%
Number of new commercial mortgage-backed securities (CMBS) new-issue ratings completed	9	8		12.5%
Rated balance for CMBS new-issue ratings ($bil)	$4.7	$6.8		(30.9)%

(1) Beginning in the second quarter of 2014, we changed our reporting to show the number of enterprise clients for Morningstar Advisor Workstation instead of the number of individual licenses. We believe this is a more meaningful indicator of underlying business trends because per-user pricing varies significantly depending on the scope of the license. We also began disclosing the number of licenses for Morningstar Office as a separate line item.

(2) Revised to reflect a minor calculation change.

(3) The decline in assets under advisement as of June 30, 2014 reflects difficult market conditions for companies that offer variable annuities. Some of our clients have been managing their funds-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement as of June 30, 2014 were $18.7 billion lower versus the same date in 2013.

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

(4) We cannot separately quantify the factors affecting assets under management and advisement for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the effect of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

Three and Six Months Ended June 30, 2014 vs. Three and Six Months Ended June 30, 2013

Consolidated Results

	Three months ended June 30				Six months ended June 30
Key Metrics ($000)	2014	2013	Change		2014	2013	Change
Revenue	$189,385	$175,428	8.0%		$370,550	$344,284	7.6%
Operating income (loss)	$(24,780)	$43,584	(156.9)%		$13,752	$84,144	(83.7)%
Operating margin	(13.1)%	24.8%	(37.9)	pp	3.7%	24.4%	(20.7)	pp

Cash used for investing activities	$(58,685)	$(64,925)	(9.6)%		$(7,203)	$(15,693)	(54.1)%
Cash used for financing activities	$(25,531)	$(46,731)	(45.4)%		$(53,033)	$(58,381)	(9.2)%

Cash provided by operating activities	$54,804	$58,462	(6.3)%		$66,688	$85,135	(21.7)%
Capital expenditures	(10,006)	(9,763)	2.5%		(30,799)	(18,881)	63.1%
Free cash flow	$44,798	$48,699	(8.0)%		$35,889	$66,254	(45.8)%

____________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following measures considered as non-GAAP by the U.S. Securities and Exchange Commission: consolidated revenue excluding acquisitions and foreign currency translations (organic revenue), consolidated operating income excluding the litigation settlement (adjusted operating income), consolidated operating margin excluding the litigation settlement (adjusted operating margin), and free cash flow. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

We present consolidated revenue excluding acquisitions and foreign currency translations (organic revenue) because the company believes this non-GAAP measure helps investors better compare period-over-period results.

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

Overview of Consolidated Results

Our consolidated revenue increased by about 8% for both the second quarter and first six months of 2014. During the second quarter of 2014, we recorded an expense of $61.0 million—approximately $38.2 million after taxes, or 85 cents per share—related to a previously announced litigation settlement with Business Logic Holding Corp. As a result, we reported a consolidated operating loss of $24.8 million in the second quarter of 2014, compared with operating income of $43.6 million in the same period a year ago. For the first six months of 2014, we reported operating income of $13.8 million, compared with $84.1 million in the first six months of 2013.

Excluding the litigation settlement, our adjusted operating income declined in both the second quarter and first six months of 2014, mainly because of higher compensation expense from additional headcount, reflecting new hires as well as acquisitions. We discuss these trends in more detail in the Consolidated Operating Expense section that follows.

Consolidated Revenue

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
Investment information	$149,527	$140,031	6.8%	$290,797	$275,116	5.7%
Investment management	39,858	35,397	12.6%	79,753	69,168	15.3%
Consolidated revenue	$189,385	$175,428	8.0%	$370,550	$344,284	7.6%

In the second quarter of 2014, our consolidated revenue increased 8.0% to $189.4 million, compared with $175.4 million in the second quarter of 2013. Some of the main contributors to the increase were Morningstar Direct, Morningstar Retirement Solutions, and Morningstar Data. Positive results for these products were partially offset by a $2.4 million decline for Principia. We have been migrating some Principia clients to Morningstar Advisor Workstation and other products. Revenue for Investment Advisory services was down $1.5 million, reflecting the ongoing effect of clients moving to in-house management for fund-of-funds portfolios in the variable annuity industry.

For the first six months of 2014, our consolidated revenue was up 7.6% to $370.6 million, compared with $344.3 million in the same period of 2013. Morningstar Direct, Morningstar Retirement Solutions and Morningstar Data were the main positive contributors, partially offset by lower revenue for Principia and, to a lesser extent, Investment Advisory services.

Investment information revenue

Investment information revenue, which makes up about 80% of our consolidated revenue, increased $9.5 million, or 6.8%, in the second quarter of 2014. Morningstar Direct revenue rose $3.4 million, and Morningstar Data was up $2.6 million. Revenue for Morningstar Advisor Workstation (including Morningstar Office) rose $2.0 million, which was offset by a $2.4 million drop in revenue for Principia.

For the first six months of 2014, investment information revenue increased $15.7 million, or 5.7%, mainly because of higher revenue for Morningstar Direct and Morningstar Data. Revenue for Morningstar Advisor Workstation (including Morningstar Office) also increased, but was offset by lower revenue for Principia.

Investment management revenue

Investment management revenue, which makes up about 20% of consolidated revenue, was up $4.5 million, or 12.6%, in the second quarter of 2014, driven by higher revenue for Retirement Solutions and Morningstar Managed Portfolios. Assets under management and advisement for Retirement Solutions rose 33.1% year over year, while assets under management for Morningstar Managed Portfolios rose 45.8%. These increases reflect positive market returns over the past 12 months as well as additional net inflows.

Companies that offer variable annuities have continued to face difficult market conditions, which has prompted some of our clients to begin managing their fund-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement for our Investment Advisory services as of June 30, 2014 were $18.7 billion lower versus the same date in 2013.

For the first six months of 2014, investment management revenue increased $10.6 million, or 15.3%, with growth driven mainly by Morningstar Retirement Solutions and Morningstar Managed Portfolios. In addition, we recognized an additional $1.7 million of revenue in the first quarter of 2014 because of a change in accounting estimates involving revenue recognition for certain investment management contracts with minimum fee features.

Revenue from asset-based fees made up about 12% of total consolidated revenue in the second quarter and first six months of both of 2014 and 2013.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. We had $2.6 million of incremental revenue in the second quarter of 2014 from acquisitions, primarily from ByAllAccounts, as well as a slight benefit from foreign currency translations. Excluding these two factors, organic revenue rose 6.0% in the second quarter of 2014.

For the first six months of 2014, we had $4.1 million of incremental revenue from acquisitions, primarily from ByAllAccounts and purchasing the remaining ownership interest in Morningstar Sweden. Currency translations had close to no effect, and organic revenue increased about 6.4% for the six-month period.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
Consolidated revenue	$189,385	$175,428	8.0%	$370,550	$344,284	7.6%
Less: acquisitions	(2,594)	—	NMF	(4,071)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Effect of foreign currency translations	(885)	—	NMF	(79)	—	NMF
Organic revenue	$185,906	$175,428	6.0%	$366,400	$344,284	6.4%
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

Revenue by region

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
United States	$136,453	$126,335	8.0%	$266,405	$247,748	7.5%

United Kingdom	15,544	14,015	10.9%	30,882	27,168	13.7%
Continental Europe	15,921	13,993	13.8%	31,547	27,160	16.2%
Australia	9,233	9,176	0.6%	17,401	18,528	(6.1)%
Canada	7,542	7,812	(3.5)%	15,209	15,548	(2.2)%
Asia	3,888	3,449	12.7%	7,597	6,873	10.5%
Other	804	648	24.1%	1,509	1,259	19.9%
Total International	52,932	49,093	7.8%	104,145	96,536	7.9%

Consolidated revenue	$189,385	$175,428	8.0%	$370,550	$344,284	7.6%

International revenue made up about 28% of our consolidated revenue in the first six months of both 2014 and 2013. About 60% of this amount is from Continental Europe and the United Kingdom; we also generate significant international revenue from Australia and Canada.

Revenue from international operations rose $3.8 million, or 7.8%, in the second quarter. Excluding acquisitions and foreign currency translations, revenue from international operations increased 5.1%. Our operations in Continental Europe and Australia were the main contributors to the increase.

For the first six months of 2014, revenue from international operations was up $7.6 million, or 7.9%. Excluding acquisitions and the negative effect of foreign currency translations, revenue from international operations increased 5.8%. Our operations in the United Kingdom and Continental Europe were the main contributors to the increase, followed by Canada and Australia.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
International revenue	$52,932	$49,093	7.8%	$104,145	$96,536	7.9%
Less: acquisitions	(472)	—	NMF	(1,949)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Favorable effect of foreign currency translations	(885)	—	NMF	(79)	—	NMF
International organic revenue	$51,575	$49,093	5.1%	$102,117	$96,536	5.8%

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

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
($000)	2014	2013	Change		2014	2013	Change
Cost of revenue (1)	$81,387	$64,427	26.3%		$157,101	$126,077	24.6%
% of revenue	43.0%	36.7%	6.3	pp	42.4%	36.6%	5.8	pp
Sales and marketing	27,949	28,035	(0.3)%		56,377	56,015	0.6%
% of revenue	14.8%	16.0%	(1.2)	pp	15.2%	16.3%	(1.1)	pp
General and administrative	30,438	28,120	8.2%		56,542	55,447	2.0%
% of revenue	16.1%	16.0%	0.1	pp	15.3%	16.1%	(0.8)	pp
Depreciation and amortization	13,391	11,262	18.9%		25,778	22,601	14.1%
% of revenue	7.1%	6.4%	0.7	pp	7.0%	6.6%	0.4	pp
Litigation settlement	61,000	—	—		61,000	—	—
% of revenue	32.2%	—%	32.2	pp	16.5%	—%	16.5	pp
Total operating expense (2) (3)	$214,165	$131,844	62.4%		$356,798	$260,140	37.2%
% of revenue	113.1%	75.2%	37.9	pp	96.3%	75.6%	20.7	pp

(1) We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented. We previously reported development expense as a separate operating expense category.

Separately, as a result of moving to a more centralized structure in 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the second quarter of 2014 compared with the same period in 2013, changes related to our more centralized organizational structure added approximately $7 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $4 million and $3 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

(2) Includes stock-based compensation expense of:

	Three months ended June 30				Six months ended June 30
($000)	2014	2013	Change		2014	2013	Change
Stock-based compensation expense	$4,363	$3,954	10.3%		$8,302	$7,737	7.3%
% of revenue	2.3%	2.3%	—	pp	2.2%	2.2%	—	pp

(3) Includes bonus expense of:

	Three months ended June 30				Six months ended June 30
($000)	2014	2013	Change		2014	2013	Change
Bonus expense	$13,037	$9,628	35.4%		$25,519	$20,154	26.6%
% of revenue	6.9%	5.5%	1.4	pp	6.9%	5.9%	1.0	pp

Consolidated operating expense increased $82.3 million, or 62.4%, in the second quarter of 2014, and $96.7 million, or 37.2%, in the first six months of the year. The $61.0 million litigation settlement expense recorded in connection with our agreement with Business Logic Holding Corporation (the "litigation settlement") contributed the majority of the change in operating expense for both periods.

Higher compensation expense (including salaries, bonus, and other company-sponsored benefits) also contributed to expense growth in both periods. We had approximately 3,800 employees worldwide as of June 30, 2014, compared with 3,425 as of June 30, 2013. We hired about 275 additional employees year over year, including for product and technology roles in the United States as well as data analysts based in India to support our existing business and new initiatives. Headcount also increased because of the ByAllAccounts and HelloWallet acquisitions, which accounted for about 100 additional employees combined.

Commission expense rose $2.1 million in the second quarter and $5.0 million in the first half of 2014, mainly because we changed to a new sales commission structure that requires a different accounting treatment. We now expense commissions as incurred instead of amortizing them over the term of the underlying contracts. However, we are continuing to amortize the prepaid commission balance from our previous commission plan. We expect to incur additional commission expense for the next several quarters because of this change.

Professional fees were up $1.6 million in the second quarter and $3.6 million in the first half of 2014, mainly because of higher legal expense and consulting costs.

The expense growth in both periods was partially offset by a step up in capitalized software development, which reduced operating expense. In the second quarter of 2014, we capitalized $2.2 million of software development costs related to ongoing enhancements for some of our key platforms, including Morningstar Direct, Morningstar Advisor Workstation, and Morningstar.com, as well as an additional $2.2 million of expense for new development of special projects. For the first six months of 2014, we capitalized $8.5 million of software development expense, including $4.3 million for ongoing enhancements of key platforms and an additional $4.2 million for new development of special projects.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. Compensation expense for approximately 80% of our employees is included in this category. We now include development expense in this category. We have reclassified development expense to include it in cost of revenue for all periods presented.

Cost of revenue increased $17.0 million in the second quarter of 2014. Higher salary expense of $11.4 million was the primary contributor to the increase (including an increase of approximately $7 million from the shift in expense categories as a result of our recent reorganization). Higher expense for bonus, other compensation, and employee benefits driven by higher headcount also contributed to the change in this category.

For the first six months of 2014, cost of revenue was up $31.0 million. Higher salary expense of $21.1 million was the primary contributor to the increase (including an increase of approximately $14 million from the shift in expense categories as a result of our recent reorganization). Higher expense for bonus, other compensation, and production driven by higher headcount also contributed to the change in this category.

Partially offsetting these increases was an increase in capitalized software development, which reduced cost of revenue in both periods compared to prior periods. We capitalized $4.4 million of compensation associated with software development activities in the second quarter of 2014 and $8.5 million in the first six months of 2014. For comparison, we capitalized $2.2 million of expense in the second quarter of 2013 and $3.8 million in the first six months of 2013.

As a percentage of revenue, cost of revenue increased by about six percentage points in both the second quarter and first six months of 2014, mainly because of additional employees included in this category as a result of our reorganization as well as new hires.

Sales and marketing

Sales and marketing expense decreased slightly in the second quarter of 2014. While sales commission expense increased (mainly because of the change in sales commission plan discussed above), this was offset by lower salary expense included in this category as well as a reduction in costs for travel, training, telephone, and conferences.

For the first six months of 2014, sales and marketing was up about $0.4 million, as higher sales commission expense was almost entirely offset by lower salary expense included in this category as well as lower costs for travel, training, telephone, and conferences.

As a percentage of revenue, sales and marketing expense decreased by about one percentage point in both periods.

General and administrative

General and administrative (G&A) expense increased $2.3 million in the second quarter of 2014. Benefit costs and professional fees both increased, but that was partially offset by a $0.7 million reduction in salary expense from the shift in expense categories as a result of our recent reorganization.

For the first six months of 2014, general and administrative expense was up $1.1 million. The increase mainly reflects higher costs for professional fees, which was partially offset by lower salary costs included in this category. In addition, we recorded a credit of $1.5 million for damages received in connection with a litigation settlement in the first quarter of 2014, which partially offset increases in legal and other professional fees.

As a percentage of revenue, G&A expense increased slightly in the second quarter of 2014 and decreased by 0.8 percentage points in the first six months of the year, mainly because of the shift in expense categories.

Depreciation and amortization

Intangible amortization expense increased slightly in the second quarter of 2014, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of certain intangible assets from some of our earlier acquisitions. However, depreciation expense rose $2.0 million in the quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States.

For the first six months of 2014, intangible amortization expense was down about $0.3 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized. Depreciation expense increased by $3.5 million, largely driven by the same factors that contributed to growth in depreciation in the second quarter of 2014.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $22.5 million in 2014 and $22.7 million in 2015. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense increased slightly in both the second quarter and first six months of 2014.

Litigation settlement

As mentioned above, we recorded a $61.0 million litigation settlement in the second quarter of 2014 related to the agreement with Business Logic.

The litigation settlement contributed the majority of the increase in operating expense for both the second quarter and first six months of 2014.

Consolidated Operating Income (Loss)

	Three months ended June 30				Six months ended June 30
($000)	2014	2013	Change		2014	2013	Change
Operating income (loss)	$(24,780)	$43,584	(156.9)%		$13,752	$84,144	(83.7)%
% of revenue	(13.1)%	24.8%	(37.9)	pp	3.7%	24.4%	(20.7)	pp

Consolidated operating income (loss) decreased $68.4 million in the second quarter of 2014 as revenue increased $14.0 million and operating expense increased $82.3 million. Operating margin was (13.1)%, down 37.9 percentage points compared with the second quarter of 2013.

Consolidated operating income decreased $70.4 million in the first six months of 2014 as revenue increased $26.3 million and operating expense increased $96.7 million. Operating margin was 3.7%, down 20.7 percentage points compared with the first half of 2013.

The $61.0 million litigation settlement was the primary contributor to the decline in operating income and operating margin in both the second quarter and first six months of 2014. We also had higher salary and other compensation-related expense from additional headcount, reflecting both new hires and employees added through the ByAllAccounts and HelloWallet acquisitions.

Excluding the litigation settlement, we reported adjusted operating income of $36.2 million in the second quarter of 2014, a decrease of 16.9%, and $74.8 million for the first six months of 2014, a decrease of 11.2%. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
Operating income (loss)	$(24,780)	$43,584	(156.9)%	$13,752	$84,144	(83.7)%
Less: litigation settlement	61,000	—	—	61,000	—	—
Adjusted operating income	$36,220	$43,584	(16.9)%	$74,752	$84,144	(11.2)%

Excluding the litigation settlement, we reported an adjusted operating margin of 19.1% in the second quarter of 2014, a decrease of 5.7 percentage points, and 20.2% for the first six months of 2014, a decrease of 4.2 percentage points. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended June 30				Six months ended June 30
($000)	2014	2013	Change		2014	2013	Change
Operating margin	(13.1)%	24.8%	(37.9)	pp	3.7%	24.4%	(20.7)	pp
Less: litigation settlement	32.2%	—%	32.2	pp	16.5%	—%	16.5	pp
Adjusted operating margin	19.1%	24.8%	(5.7)	pp	20.2%	24.4%	(4.2)	pp

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense (Benefit)

Equity in net income of unconsolidated entities

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Equity in net income of unconsolidated entities	$497	$360	$1,096	$857

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), YCharts, Inc., and Inquiry Financial Europe AB. In the first four months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired an additional 76% interest in Morningstar Sweden, increasing our ownership interest to 100% to become sole owner. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

Equity in net income of unconsolidated entities is primarily from our position in MJKK.

Non-operating income (expense)

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Interest income	$715	$750	$1,363	$1,508
Interest expense	(81)	(86)	(144)	(103)
Gain (loss) on sale of investments, net	371	423	347	1,148
Holding gain upon acquisition of additional ownership of equity and cost method investments	5,168	3,713	5,168	3,713
Other income (expense), net	(275)	(1,689)	29	(2,210)
Non-operating income, net	$5,898	$3,111	$6,763	$4,056

Interest income mainly reflects interest from our investment portfolio.

Non-operating income for both the second quarter and first six months of 2014 reflects the $5.2 million gain we recorded in connection with our purchase of the remaining ownership interest in HelloWallet, which was previously a minority investment. Non-operating income for both the second quarter and first six months of 2013 reflects the $3.7 million gain we recorded in connection with our purchase of the remaining ownership interest in Morningstar Sweden, which was previously a minority investment.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK.

Income tax expense (benefit)

The following table shows our effective tax rate:

	Three months ended June 30		Six months ended June 30
($000)	2014	2013	2014	2013
Income (loss) before income taxes and equity in net income of unconsolidated entities	$(18,882)	$46,695	$20,515	$88,200
Equity in net income of unconsolidated entities	497	360	1,096	857
Net loss attributable to the noncontrolling interest	5	21	35	64
Total	$(18,380)	$47,076	$21,646	$89,121
Income tax expense (benefit)	$(8,611)	$15,955	$5,039	$28,382
Effective tax rate	46.8%	33.9%	23.3%	31.8%

During the second quarter of 2014, we reported a loss before income taxes and equity in net income of unconsolidated entities of $18.9 million, which included litigation settlement expense of $61.0 million that is deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax benefit of $8.6 million, which is equivalent to a 46.8% effective tax rate.

Our effective tax rate for the first six months of 2014 was 23.3%, which is lower than the statutory rate mainly because of the non-taxable gain of $5.2 million recorded in connection with purchasing the remaining ownership interest in HelloWallet.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments, consisting primarily of fixed-income securities. We maintain a conservative investment policy for our investments and invest a portion of these assets in government obligations and corporate bonds with high-quality stand-alone credit ratings. Investments in our portfolio have a maximum maturity of two years; the weighted average maturity is approximately one year. We also invest a portion of our investments balance (approximately $21.6 million, or 48% of our total investments balance as of June 30, 2014) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 31% of our cash, cash equivalents, and investments as of June 30, 2014 was held by our operations in the United States, down from about 51% as of December 31, 2013. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In July 2014, we established a $75 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes.

In the first six months of 2014, we paid dividends of $15.3 million. In May 2014, our board of directors approved a payment of a regular quarterly dividend of 17.0 cents per share payable on July 31, 2014 to shareholders of record as of July 11, 2014. We expect to make a recurring quarterly dividend payment of 17.0 cents per share in 2014.

In December 2013, our board approved a $200 million increase to our share repurchase program, bringing the total amount authorized under the program to $700 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first six months of 2014, we repurchased a total of 0.5 million shares for $36.7 million. As of June 30, 2014, we have repurchased a total of 7.6 million shares for $486.5 million since we announced the share repurchase program in September 2010.

Cash provided by operating activities is our main source of cash. In the first six months of 2014, cash provided by operating activities was $66.7 million, driven by $38.8 million of net income, adjusted for non-cash items, partially offset by $27.9 million in changes from our net operating assets and liabilities.

As of June 30, 2014, we had cash, cash equivalents, and investments of $221.0 million, a decrease of $77.6 million compared with $298.6 million as of December 31, 2013. The decrease reflects $36.7 million used to repurchase common stock through our share repurchase program, bonus payments of $39.8 million made during the first quarter of 2014 related to the 2013 bonus, $64.4 million used for the acquisitions of ByAllAccounts and HelloWallet, and $30.8 million of capital expenditures. These outflows were partially offset by cash provided by operating activities.

We expect to continue making capital expenditures in 2014, primarily for internally developed software, leasehold improvements for new and existing office locations, and computer hardware and software.

Our cash flows during the third quarter of 2014 will reflect the $61.0 million payment to Business Logic as part of the July 2014 settlement agreement reached in connection with this litigation matter.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
($000)	2014	2013	Change	2014	2013	Change
Cash provided by operating activities	$54,804	$58,462	(6.3)%	$66,688	$85,135	(21.7)%
Capital expenditures	(10,006)	(9,763)	2.5%	(30,799)	(18,881)	63.1%
Free cash flow	$44,798	$48,699	(8.0)%	$35,889	$66,254	(45.8)%

We generated free cash flow of $44.8 million in the second quarter of 2014, a decrease of $3.9 million compared with free cash flow of $48.7 million in the second quarter of 2013. The change reflects a $3.7 million decline in cash provided by operating activities, as well as an $0.2 million increase in capital expenditures.

In the first six months of 2014, we generated free cash flow of $35.9 million, a decrease of $30.4 million compared with free cash flow of $66.3 million in the same period of 2013. The decrease reflects an $18.4 million decline in cash provided by operating activities, as well as an $11.9 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2014:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2014	Projected Beneficial Ownership (1)
Cheryl Francis, Director	5/15/2014	12/31/2014	6,220	Shares to be sold under the plan if the stock reaches specific prices	—	17,023
Steve Kaplan, Director	2/26/2014	12/10/2014	4,000	Shares to be sold under the plan on specified dates	—	49,345
Jack Noonan, Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	18,000	60,523
David Williams, Head of Design and Marketing	11/25/2013	4/1/2015	7,500	Shares to be sold under the plan if the stock reaches specified prices	4,500	38,277

During the second quarter of 2014, the previously disclosed Rule 10b5-1 sales plan for Richard Robbins completed in accordance with its terms.
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on June 30, 2014, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2014 and restricted stock units that will vest by August 29, 2014. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2014. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in high-quality fixed-income securities. As of June 30, 2014, our cash, cash equivalents, and investments balance was $221.0 million. Based on our estimates, a 100 basis-point change in interest rates would change the fair value of our investment portfolio by approximately $0.01 million.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2014:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2014	7,350,313	$64.13	7,350,313	$228,519,472
April 1, 2014 – April 30, 2014	—	—	—	$228,519,472
May 1, 2014 – May 31, 2014	—	—	—	$228,519,472
June 1, 2014 – June 30, 2014	207,494	72.40	207,494	$213,495,903
Total	7,557,807	$64.36	7,557,807

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $700 million in shares of our outstanding common stock. The authorization expires on December 31, 2015.

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 31, 2014	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1
Settlement Agreement dated as of July 17, 2014 between Morningstar, Ibbotson Associates and Business Logic is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on July 17, 2014

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

101†
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 31, 2014 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

 ______________________________________

† Filed herewith.