Form 10-Q
period 2014-09-30
Morningstar, Inc.
filed 2014-10-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2014 there were 44,581,820 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in thousands except per share amounts)	2014	2013	2014	2013

Revenue	$193,106	$173,482	$563,656	$517,766

Operating expense (1):
Cost of revenue	80,142	72,422	237,243	198,499
Sales and marketing	26,761	22,774	83,138	78,789
General and administrative	26,384	22,416	82,926	77,863
Depreciation and amortization	14,558	11,257	40,336	33,858
Litigation settlement (2)	—	—	61,000	—
Total operating expense	147,845	128,869	504,643	389,009

Operating income	45,261	44,613	59,013	128,757

Non-operating income (expense):
Interest income, net	515	630	1,734	2,035
Gain (loss) on sale of investments, reclassified from other comprehensive income	158	(42)	505	1,106
Holding gain (loss) upon acquisition of additional ownership of equity and cost method investments	—	(78)	5,168	3,635
Other income (expense), net	(971)	261	(942)	(1,949)
Non-operating income (expense), net	(298)	771	6,465	4,827

Income before income taxes and equity in net income of unconsolidated entities	44,963	45,384	65,478	133,584

Equity in net income of unconsolidated entities	337	315	1,433	1,172

Income tax expense	15,149	14,265	20,188	42,647

Consolidated net income	30,151	31,434	46,723	92,109

Net loss attributable to the noncontrolling interest	29	29	64	93

Net income attributable to Morningstar, Inc.	$30,180	$31,463	$46,787	$92,202

Net income per share attributable to Morningstar, Inc.:
Basic	$0.67	$0.68	$1.04	$1.99
Diluted	$0.67	$0.68	$1.04	$1.98

Dividends per common share:
Dividends declared per common share	$0.17	$—	$0.51	$0.25
Dividends paid per common share	$0.17	$0.13	$0.51	$0.25

Weighted average shares outstanding:
Basic	44,734	46,080	44,763	46,293
Diluted	44,889	46,519	44,990	46,635

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
(1) Includes stock-based compensation expense of:
Cost of revenue	$2,177	$1,471	$5,829	$4,863
Sales and marketing	607	456	1,634	1,490
General and administrative	2,167	1,489	5,790	4,800
Total stock-based compensation expense	$4,951	$3,416	$13,253	$11,153

(2) See Note 12, Contingencies, for additional information.

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013

Consolidated net income	$30,151	$31,434	$46,723	$92,109

Other comprehensive income (loss):
Foreign currency translation adjustment	(18,809)	11,247	(13,476)	(4,952)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	(244)	774	152	1,774
Reclassification of (gains) losses included in net income	(100)	28	(318)	(706)
Other comprehensive income (loss)	(19,153)	12,049	(13,642)	(3,884)

Comprehensive income	10,998	43,483	33,081	88,225
Comprehensive loss attributable to noncontrolling interest	83	40	98	246
Comprehensive income attributable to Morningstar, Inc.	$11,081	$43,523	$33,179	$88,471

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in thousands except share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$189,318	$168,160
Investments	38,490	130,407
Accounts receivable, less allowance of $1,323 and $1,089, respectively	124,966	114,131
Deferred tax asset, net	7,524	3,892
Income tax receivable, net	4,427	3,942
Other current assets	23,619	26,361
Total current assets	388,344	446,893
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $126,449 and $106,166, respectively	112,584	104,986
Investments in unconsolidated entities	30,428	38,714
Goodwill	378,969	326,450
Intangible assets, net	103,443	103,909
Other assets	6,407	9,716
Total assets	$1,020,175	$1,030,668

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$38,495	$42,131
Accrued compensation	67,692	71,403
Deferred revenue	150,051	149,225
Short-term debt	30,017	—
Other current liabilities	4,632	6,786
Total current liabilities	290,887	269,545
Accrued compensation	6,905	8,193
Deferred tax liability, net	17,565	23,755
Deferred rent	23,460	23,938
Other long-term liabilities	10,839	13,947
Total liabilities	349,656	339,378

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,661,350 and 44,967,423 shares were outstanding as of September 30, 2014 and December 31, 2013, respectively	5	5
Treasury stock at cost, 7,809,277 shares as of September 30, 2014 and 7,202,896 shares as of December 31, 2013	(493,642)	(449,054)
Additional paid-in capital	553,172	539,507
Retained earnings	618,484	594,626
Accumulated other comprehensive income (loss):
Currency translation adjustment	(8,833)	4,609
Unrealized gain on available-for-sale investments	398	564
Total accumulated other comprehensive income (loss)	(8,435)	5,173
Total Morningstar, Inc. shareholders’ equity	669,584	690,257
Noncontrolling interests	935	1,033
Total equity	670,519	691,290
Total liabilities and equity	$1,020,175	$1,030,668
 See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2014

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non- Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2013	44,967,423	$5	$(449,054)	$539,507	$594,626	$5,173	$1,033	$691,290

Net income (loss)		—	—	—	46,787		(64)	46,723
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $82		—	—	—	—	152	—	152
Reclassification of adjustments for gains included in net income, net of income tax of $187		—	—	—	—	(318)	—	(318)
Foreign currency translation adjustment, net		—	—	—	—	(13,442)	(34)	(13,476)
Other comprehensive loss, net		—	—	—	—	(13,608)	(34)	(13,642)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	317,579	—	1,261	(2,617)	—	—	—	(1,356)
Stock-based compensation		—	—	13,253	—	—	—	13,253
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	2,945	—	—	—	2,945
Common shares repurchased	(623,652)	—	(45,849)	—	—	—	—	(45,849)
Dividends declared — common shares outstanding		—	—	—	(22,779)	—	—	(22,779)
Dividends declared — restricted stock units		—	—	84	(150)	—	—	(66)

Balance as of September 30, 2014	44,661,350	$5	$(493,642)	$553,172	$618,484	$(8,435)	$935	$670,519

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in thousands)	2014	2013

Operating activities
Consolidated net income	$46,723	$92,109
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	40,336	33,858
Deferred income taxes	(5,367)	(2,315)
Stock-based compensation expense	13,253	11,153
Provision for bad debts	308	730
Equity in net income of unconsolidated entities	(1,433)	(1,172)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2,945)	(4,093)
Holding gain upon acquisition of additional ownership of equity method investments	(5,168)	(3,635)
Other, net	200	12
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,588)	(1,249)
Other assets	(3,333)	(2,887)
Accounts payable and accrued liabilities	(1,224)	(3,151)
Accrued compensation	3,376	(8,404)
Income taxes—current	3,542	17,205
Deferred revenue	548	6,004
Deferred rent	33	(1,273)
Other liabilities	(973)	(679)
Cash provided by operating activities	75,288	132,213

Investing activities
Purchases of investments	(10,612)	(113,824)
Proceeds from maturities and sales of investments	103,120	108,599
Capital expenditures	(42,756)	(27,950)
Acquisitions, net of cash acquired	(64,447)	(11,079)
Proceeds from sale of a business	—	957
Purchases of equity- and cost-method investments	—	(2,751)
Other, net	229	432
Cash used for investing activities	(14,466)	(45,616)

Financing activities
Proceeds from stock-option exercises	3,766	3,172
Employee taxes withheld for restricted stock units	(5,122)	(5,276)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	2,945	4,093
Common shares repurchased	(42,100)	(62,794)
Dividends paid	(22,912)	(11,657)
Proceeds from short-term debt	30,000	—
Other, net	(9)	(54)
Cash used for financing activities	(33,432)	(72,516)

Effect of exchange rate changes on cash and cash equivalents	(6,232)	(1,011)
Net increase in cash and cash equivalents	21,158	13,070
Cash and cash equivalents—beginning of period	168,160	163,889
Cash and cash equivalents—end of period	$189,318	$176,959

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,044	$27,700
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(270)	$1,675
Equipment obtained under long-term financing arrangement	$—	$4,860

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Certain prior-period amounts have been reclassified to conform to the current period's presentation. We now include development expense, which was previously reported as a separate operating expense category, in the cost of revenue category. We have reclassified development expense to include it in cost of revenue for all periods presented.

Separately, as a result of our move to a more centralized structure in the third quarter of 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the first nine months of 2014 as compared with the same period in 2013, changes related to our more centralized organizational structure added $14 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by $8 million and $6 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

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

4. Credit Arrangements

In July 2014, the company entered into a one year, $75.0 million, single-bank revolving credit facility. The company drew on the credit facility during the third quarter and had an outstanding principal balance of $30.0 million at an interest rate of LIBOR plus 100 basis points as of September 30, 2014, leaving borrowing availability of $45.0 million.

5. Acquisitions, Goodwill and Other Intangible Assets

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

HelloWallet's total preliminary estimated fair value of $54,006,000 includes $40,525,000 in cash paid to acquire the remaining 81.3% interest in HelloWallet and pay off HelloWallet's indebtedness as well as $13,481,000 related to the 18.7% of HelloWallet we previously held. We recorded a preliminary non-cash holding gain of $5,168,000 for the difference between the fair value and the book value of our previously held investment. The gain is included in non-operating income in our Unaudited Condensed Consolidated Statements of Income.

The purchase price valuation will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities to finalize the purchase price allocation. The primary areas that are not yet finalized relate to the valuation of the identifiable intangible assets and income taxes.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, all of which are preliminary pending completion of the final valuation:

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

We recognized a preliminary deferred tax liability of $3,595,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these assets.

We recognized a preliminary deferred tax asset of $7,340,000 mainly because of net operating losses of HelloWallet which will become available to Morningstar.

Preliminary goodwill of $40,472,000 represents the premium over the fair value of the net tangible and intangible assets acquired. We paid this premium for a number of reasons, including the opportunity to bring together HelloWallet's comprehensive financial wellness expertise with Morningstar's independent, research-based retirement advice to create a holistic retirement savings and advice offering.

ByAllAccounts, Inc.

In April 2014, we acquired ByAllAccounts, Inc. (ByAllAccounts), a provider of innovative data aggregation technology for financial applications for $27,949,000 in cash. ByAllAccounts uses a knowledge-based process, including patented artificial intelligence technology, to collect, consolidate, and enrich financial account data and deliver it to virtually any platform. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 1, 2014.

The purchase price valuation will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities to finalize the purchase price allocation. The primary areas that are not yet finalized relate to the valuation of the identifiable intangible assets and income taxes.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, all of which are preliminary pending completion of the final valuation:

($000)
Cash and cash equivalents	$287
Accounts receivable and other current assets	152
Deferred tax asset	3,685
Other current and non-current assets	257
Intangible assets	8,681
Goodwill	18,778
Deferred revenue	(79)
Deferred tax liability	(3,299)
Other current and non-current liabilities	(513)
Total purchase price	$27,949

The preliminary allocation includes $8,681,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,506	24
Technology-based assets	3,020	4.5
Intellectual property (trademarks and trade names)	47	1
Non-competition agreement	108	3
Total intangible assets	$8,681	19

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

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2013 to September 30, 2014:

($000)
Balance as of December 31, 2013	$326,450
Acquisitions of HelloWallet and ByAllAccounts	59,250
Foreign currency translation	(6,731)
Balance as of September 30, 2014	$378,969

We did not record any impairment losses in the first nine months of 2014 or 2013. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2014				As of December 31, 2013
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,539	$(24,844)	$4,695	9	$29,477	$(23,128)	$6,349	9
Customer-related assets	144,359	(82,076)	62,283	12	141,833	(74,311)	67,522	12
Supplier relationships	240	(117)	123	20	240	(108)	132	20
Technology-based assets	89,789	(56,050)	33,739	8	80,489	(50,673)	29,816	9
Non-competition agreement	4,379	(1,776)	2,603	5	1,661	(1,571)	90	4
Total intangible assets	$268,306	$(164,863)	$103,443	11	$253,700	$(149,791)	$103,909	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Amortization expense	$5,912	$5,287	$16,555	$16,249

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for 2014 and subsequent years as follows:

($000)
2014	$22,059
2015	22,251
2016	17,693
2017	13,145
2018	10,965
Thereafter	33,885

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

6. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2014	2013	2014	2013

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$30,180	$31,463	$46,787	$92,202
Less: Distributed earnings available to participating securities	(1)	—	(6)	(5)
Less: Undistributed earnings available to participating securities	(4)	(11)	(4)	(29)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$30,175	$31,452	$46,777	$92,168

Weighted average common shares outstanding	44,734	46,080	44,763	46,293

Basic net income per share attributable to Morningstar, Inc.	$0.67	$0.68	$1.04	$1.99

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$30,175	$31,452	$46,777	$92,168
Add: Undistributed earnings allocated to participating securities	4	11	4	29
Less: Undistributed earnings reallocated to participating securities	(4)	(11)	(4)	(29)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$30,175	$31,452	$46,777	$92,168

Weighted average common shares outstanding	44,734	46,080	44,763	46,293
Net effect of dilutive stock options and restricted stock units	155	439	227	342
Weighted average common shares outstanding for computing diluted income per share	44,889	46,519	44,990	46,635

Diluted net income per share attributable to Morningstar, Inc.	$0.67	$0.68	$1.04	$1.98

The following table shows the number of restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Weighted average restricted stock units	83	1	34	19
Weighted average performance share awards	9	—	7	—
Total	92	1	41	19

Stock options and restricted stock could be included in the calculation in the future.

7. Segment, Enterprise-Wide, and Geographical Area Information

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

External revenue by product group
	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Investment information	$152,252	$137,216	$443,049	$412,332
Investment management	40,854	36,266	120,607	105,434
Consolidated revenue	$193,106	$173,482	$563,656	$517,766

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
United States	$141,276	$124,998	$407,681	$372,746

United Kingdom	15,190	14,148	46,071	41,316
Continental Europe	15,562	14,666	47,109	41,826
Australia	8,866	8,041	26,267	26,569
Canada	7,391	7,603	22,599	23,151
Asia	3,950	3,363	11,547	10,236
Other	871	663	2,382	1,922
Total International	51,830	48,484	155,975	145,020

Consolidated revenue	$193,106	$173,482	$563,656	$517,766

Long-lived assets by geographical area
	As of September 30	As of December 31
($000)	2014	2013
United States	$94,103	$84,321

United Kingdom	6,994	6,873
Continental Europe	1,410	1,873
Australia	926	1,051
Canada	926	1,275
Asia	8,138	9,479
Other	87	114
Total International	18,481	20,665

Consolidated property, equipment, and capitalized software, net	$112,584	$104,986

8. Investments and Fair Value Measurements

We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading. Our investment portfolio is primarily invested in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. We classify our investment portfolio as shown below:

	As of September 30	As of December 31
($000)	2014	2013
Available-for-sale	$12,226	$91,461
Held-to-maturity	18,059	31,214
Trading securities	8,205	7,732
Total	$38,490	$130,407

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2014				As of December 31, 2013
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$—	$—	$—	$—	$19,693	$8	$(3)	$19,698
Corporate bonds	—	—	—	—	49,913	22	(124)	49,811
Foreign obligations	—	—	—	—	505	—	(2)	503
Commercial paper	—	—	—	—	9,482	7	—	9,489
Equity securities and exchange-traded funds	6,499	477	(81)	6,895	8,872	1,011	(141)	9,742
Mutual funds	5,097	372	(138)	5,331	2,095	221	(98)	2,218
Total	$11,596	$849	$(219)	$12,226	$90,560	$1,269	$(368)	$91,461

Held-to-maturity:
Certificates of deposit	$18,059	$—	$—	$18,059	$31,214	$—	$—	$31,214

As of September 30, 2014 and December 31, 2013, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2014 and December 31, 2013. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2014		As of December 31, 2013
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—	$45,486	$45,402
Due in one to two years	—	—	34,107	34,099
Equity securities, exchange-traded funds, and mutual funds	11,596	12,226	10,967	11,960
Total	$11,596	$12,226	$90,560	$91,461

Held-to-maturity:
Due in one year or less	$18,054	$18,054	$31,210	$31,210
Due in one to three years	5	5	4	4
Total	$18,059	$18,059	$31,214	$31,214

As of September 30, 2014 and December 31, 2013, held-to-maturity investments included a $1.5 million certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Realized gains	$158	$94	$731	$2,320
Realized losses	—	(136)	(226)	(1,214)
Realized gains (losses), net	$158	$(42)	$505	$1,106

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Unrealized gains (losses), net	$272	$(741)	$117	$(468)

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of September 30, 2014
	as of	Using Fair Value Hierarchy
($000)	September 30, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Foreign obligations	—	—	—	—
Commercial paper	—	—	—	—
Equity securities and exchange-traded funds	6,895	6,895	—	—
Mutual funds	5,331	5,331	—	—
Trading securities	8,205	8,205	—	—
Cash equivalents	428	428	—	—
Total	$20,859	$20,859	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2013
	as of	Using Fair Value Hierarchy
($000)	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments:
Government obligations	$19,698	$—	$19,698	$—
Corporate bonds	49,811	—	49,811	—
Foreign obligations	503	—	503	—
Commercial paper	9,489	—	9,489	—
Equity securities and exchange-traded funds	9,742	9,742	—	—
Mutual funds	2,218	2,218	—	—
Trading securities	7,732	7,732	—	—
Cash equivalents	925	925	—	—
Total	$100,118	$20,617	$79,501	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of September 30, 2014 and December 31, 2013.

9. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of September 30	As of December 31
($000)	2014	2013
Investment in MJKK	$22,615	$21,782
Other equity method investments	5,440	6,166
Investments accounted for using the cost method	2,373	10,766
Total investments in unconsolidated entities	$30,428	$38,714

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

	As of September 30	As of December 31
	2014	2013
Morningstar’s approximate ownership of MJKK	34%	34%

Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥7,264,858	¥9,824,068
Equivalent U.S. dollars ($000)	$66,401	$94,999

Other Equity Method Investments. As of September 30, 2014 and December 31, 2013, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of September 30, 2014 and December 31, 2013. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of September 30, 2014 and December 31, 2013.

We did not record any impairment losses on our equity method investments in the first nine months of 2014 or 2013.

Cost Method Investments. As of September 30, 2014 and December 31, 2013, our cost method investments consist of a minority investment in Pitchbook Data, Inc. (Pitchbook). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

As of December 31, 2013, our cost method investments also included a minority investment in HelloWallet LLC (HelloWallet). In June 2014, we purchased the remaining interest in HelloWallet. See Note 5 for additional information concerning our acquisition of HelloWallet.

We did not record any impairment losses on our cost method investments in the first nine months of 2014 or 2013.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of September 30
(in thousands)	2014
Shares available for future grants	4,257

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Restricted stock units	$4,587	$3,196	$12,262	$10,493
Restricted stock	97	97	291	291
Performance share awards	172	—	372	—
Stock options	95	123	328	369
Total stock-based compensation expense	$4,951	$3,416	$13,253	$11,153

Income tax benefit related to the stock-based compensation expense	$1,446	$846	$3,808	$2,944

The following table summarizes the amount of unrecognized stock-based compensation expense as of September 30, 2014 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$34,989	34
Restricted stock	257	9
Performance share awards	1,545	27
Stock options	226	7
Total unrecognized stock-based compensation expense	$37,017	33

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

The following table summarizes restricted stock unit activity during the first nine months of 2014:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2013	680,002	16,682	696,684	$62.02
Granted	245,350	—	245,350	73.11
Dividend equivalents	2,083	113	2,196	58.13
Vested	(235,053)	—	(235,053)	57.48
Issued	—	(2,054)	(2,054)	53.54
Forfeited	(27,673)	—	(27,673)	64.45
RSUs Outstanding - September 30, 2014	664,709	14,741	679,450	$67.49

Restricted Stock

In conjunction with our acquisition of Realpoint LLC in May 2010, we issued 199,174 shares of restricted stock to the selling employee-shareholders under the 2004 Plan. The restricted stock vests ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

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

The performance conditions are not considered in the determination of the grant date fair value for these awards; instead, the grant date fair value is based on the closing market price of the underlying common stock on the day prior to the grant date. We amortize that value to stock-based compensation expense, based on the satisfaction of the performance condition that is most likely to be satisfied over the three-year service period ratably over the vesting period.

Information as of September 30, 2014 regarding the company's target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted during the first nine months of 2014 is as follows:

As of September 30, 2014
Target performance share awards granted	23,685
Fair value per award (1)	$80.91
Number of shares that would be issued based on current performance levels	23,685
Unamortized expense, based on current performance levels	$1,545,000

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

The following tables summarize stock option activity in the first nine months of 2014 for our various stock option grants. The first table includes activity for options granted at an exercise price below the fair value per share of our common stock on the grant date; the second table includes activity for all other option grants.

Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	179,559	$21.47
Granted	—	—
Canceled	—	—
Exercised	(93,116)	21.92
Options outstanding—September 30, 2014	86,443	22.14

Options exercisable—September 30, 2014	86,443	$22.14

All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2013	253,972	$36.48
Granted	—	—
Canceled	—	—
Exercised	(58,326)	30.09
Options outstanding—September 30, 2014	195,646	39.02

Options exercisable—September 30, 2014	179,176	$37.31

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

	Nine months ended September 30
($000)	2014	2013
Intrinsic value of options exercised	$7,238	$8,964

The table below shows additional information for options outstanding and exercisable as of September 30, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$22.06 - $27.24	203,908	0.42	$25.08	$8,732	203,908	0.42	$25.08	$8,732
$40.08 - $50.46	6,506	1.17	48.61	125	6,506	1.17	48.61	125
$57.28 - $59.35	71,675	6.76	57.46	749	55,205	6.75	57.39	555
$22.06 - $59.35	282,089	2.05	$33.85	$9,606	265,619	1.75	$32.37	$9,412

Vested or Expected to Vest
$22.06 - $59.35	282,089	2.05	$33.85	$9,606

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on September 30, 2014. The intrinsic value is based on our closing stock price of $67.90 on that date.

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

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Excess tax benefits related to stock-based compensation	$1,032	$251	$2,945	$4,093

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$44,963	$45,384	$65,478	$133,584
Equity in net income of unconsolidated entities	337	315	1,433	1,172
Net loss attributable to the noncontrolling interest	29	29	64	93
Total	$45,329	$45,728	$66,975	$134,849
Income tax expense	$15,149	$14,265	$20,188	$42,647
Effective tax rate	33.4%	31.2%	30.1%	31.6%

Our effective tax rate in the third quarter of 2014 was 33.4%, an increase of 2.2 percentage points compared with 31.2% in the prior-year period. The effective tax rate increase primarily reflects deferred income tax benefits and additional tax credits and incentives that were recognized in the prior-year period.

During the first nine months of 2014, we reported income before income taxes and equity in net income of unconsolidated entities of $65.5 million, which included a litigation settlement expense of $61.0 million that is deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax expense of $20.2 million, which is equivalent to a 30.1% effective tax rate. This tax rate is lower than the statutory rate mainly because of the non-taxable gain of $5.2 million.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2014 and December 31, 2013, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
($000)	2014	2013
Gross unrecognized tax benefits	$11,469	$12,958
Gross unrecognized tax benefits that would affect income tax expense	$11,469	$10,557
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$9,932	$9,262

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits ($000)	2014	2013
Current liability	$4,075	$6,211
Non-current liability	7,085	6,012
Total liability for unrecognized tax benefits	$11,160	$12,223

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 66% of our cash, cash equivalents, and investments as of September 30, 2014 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not reasonably practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

12. Contingencies

Life's Good S.T.A.B.L. Hedge Fund

In September 2011, three individual investors in Life's Good S.T.A.B.L. Mortgage hedge fund (LG), Marta Klass, Gregory Martin, and Richard Roellig, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against LG, its principal Robert Stinson, and several other parties, including Morningstar, Inc. (the Klass Matter). The plaintiffs claimed that Morningstar committed fraud and aided and abetted the other defendants' breach of fiduciary duty through the 5-star rating LG obtained from Morningstar. Hedge fund managers self-report their performance data to Morningstar. More than a year before the Klass Matter, in June 2010, the SEC filed suit against LG and other entities claiming they were part of a Ponzi scheme operated by Stinson. As a result, LG and the other entities were placed in court-appointed receivership.

In April 2012, the Receiver filed a complaint against Morningstar, in which the Receiver claimed that Morningstar was liable for contribution and aiding and abetting Stinson's breach of fiduciary duty and fraud through the 5-star rating LG obtained from Morningstar. On August 5, 2014, after a bench trial, the judge found in Morningstar’s favor on all claims. On October 14, 2014, the plaintiffs in the Klass Matter filed a Notice of Voluntary Dismissal as to all claims against Morningstar.

Business Logic Holding Corporation
On July 17, 2014, Morningstar and Ibbotson entered into a settlement agreement with Business Logic Holding Corporation (Business Logic). Pursuant to the settlement agreement, Morningstar paid Business Logic $61.0 million during the third quarter of 2014. This obligation was accrued as of June 30, 2014 and the corresponding expense is reported as "Litigation settlement" in our Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.
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

As of September 30, 2014, we had repurchased a total of 7,691,658 shares for $495.6 million under this authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	a prolonged outage of our database and network facilities;

•	any failures or disruptions in our electronic delivery systems and the Internet;

•	liability and/or damage to our reputation as a result of some of our pending litigation;

•	liability related to the storage of personal information about our users;

•	general industry conditions and competition, including global financial uncertainty, trends in the mutual fund industry, and continued growth in passively managed investment vehicles;

•	the effect of market volatility on revenue from asset-based fees;

•	failing to maintain and protect our brand, independence, and reputation;

•	changes in laws applicable to our investment advisory or credit rating operations, compliance failures, or regulatory action; and

•	challenges faced by our operations outside the United States, including the concentration of development work at our offshore facilities in China and India.

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

After a strong rally in 2013 and the first half of 2014, equity markets had mixed results in the third quarter of 2014. The Morningstar U.S. Market Index, a broad market benchmark, was up 0.2% in the quarter, while the Global Ex-U.S. Index finished the quarter down 5.4%.

U.S. mutual fund assets stood at $15.8 trillion as of August 31, 2014, based on data from the Investment Company Institute (ICI), compared with $13.9 trillion as of August 31, 2013. Based on Morningstar's estimated asset flow data, investors added about $230 billion to long-term open-end funds during the first nine months of 2014 and pulled $110 billion from money market funds. Both equity and fixed-income funds had positive net inflows for the first nine months of 2014.

Assets in exchange-traded funds (ETFs) rose to $1.9 trillion as of August 31, 2014, compared with $1.5 trillion as of August 31, 2013, based on data from the ICI.

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

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of September 30
	2014	2013		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	122,275	123,656		(1.1)%
Registered users for Morningstar.com (U.S.)	8,097,864	7,765,424		4.3%
Advisor Workstation clients (U.S.) (1)	171	159		7.5%
Morningstar Office licenses (U.S.) (1)	4,188	4,003		4.6%
Principia subscriptions	10,054	21,612		(53.5)%
Morningstar Direct licenses	9,648	8,247	(2)	17.0%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (3)	$80.9	$106.6		(24.1)%
Retirement Solutions
Managed Retirement Accounts (4)	$36.5	$29.2		25.0%
Other assets	40.2	30.3		32.7%
Retirement Solutions (total)	$76.7	$59.5		28.9%
Morningstar Managed Portfolios	$8.8	$6.6		33.3%
Ibbotson Australia	$3.1	$3.1		—%

Our employees (approximate)
Worldwide headcount	3,800	3,490		8.9%
Number of equity and credit analysts	170	155		9.7%
Number of manager research analysts	100	105		(4.8)%

	Three months ended September 30
	2014	2013		Change
Average assets under management and advisement ($bil)	$169.2	$170.9		(1.0)%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	19	7		171.4%
Rated balance for CMBS new-issue ratings ($bil)	$13.5	$3.8		255.3%

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

(3) The decline in assets under advisement as of September 30, 2014 reflects the ongoing effect of difficult market conditions for companies that offer variable annuities. Some of our clients have been managing their funds-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement as of September 30, 2014 were $25.7 billion lower versus the same date in 2013.

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

Three and Nine Months Ended September 30, 2014 vs. Three and Nine Months Ended September 30, 2013

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics ($000)	2014	2013	Change		2014	2013	Change
Revenue	$193,106	$173,482	11.3%		$563,656	$517,766	8.9%
Operating income	$45,261	$44,613	1.5%		$59,013	$128,757	(54.2)%
Operating margin	23.4%	25.7%	(2.3)	pp	10.5%	24.9%	(14.4)	pp

Cash used for investing activities	$(7,263)	$(29,923)	(75.7)%		$(14,466)	$(45,616)	(68.3)%
Cash provided by (used for) financing activities	$19,601	$(14,135)	(238.7)%		$(33,432)	$(72,516)	(53.9)%

Cash provided by operating activities	$8,600	$47,078	(81.7)%		$75,288	$132,213	(43.1)%
Capital expenditures	(11,957)	(9,069)	31.8%		(42,756)	(27,950)	53.0%
Free cash flow	$(3,357)	$38,009	(108.8)%		$32,532	$104,263	(68.8)%

____________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following measures considered as non-GAAP by the SEC: consolidated revenue excluding acquisitions and foreign currency translations (organic revenue), consolidated operating income excluding the litigation settlement (adjusted operating income), consolidated operating margin excluding the litigation settlement (adjusted operating margin), and free cash flow. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

We present consolidated revenue excluding acquisitions and foreign currency translations (organic revenue) because the company believes this non-GAAP measure helps investors better compare period-over-period results.

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after we spend money to operate our business. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required to be reported under GAAP. Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

Overview of Consolidated Results

Our consolidated revenue increased by about 11.3% in the third quarter of 2014 and 8.9% in the first nine months of 2014. We reported consolidated operating income of $45.3 million in the third quarter of 2014, compared with operating income of $44.6 million in the same period a year ago. During the first nine months of 2014, we recorded an expense of $61.0 million—approximately $38.2 million after taxes, or 85 cents per share—related to a previously announced litigation settlement with Business Logic Holding Corporation (the Business Logic litigation settlement). As a result, for the first nine months of 2014, we reported operating income of $59.0 million, compared with $128.8 million in the first nine months of 2013.

Excluding the Business Logic litigation settlement, our adjusted operating income declined in the first nine months of 2014, mainly because of higher compensation expense from additional headcount, reflecting new hires as well as acquisitions. We discuss these trends in more detail in the Consolidated Operating Expense section that follows.

Consolidated Revenue

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
Investment information	$152,252	$137,216	11.0%	$443,049	$412,332	7.4%
Investment management	40,854	36,266	12.7%	120,607	105,434	14.4%
Consolidated revenue	$193,106	$173,482	11.3%	$563,656	$517,766	8.9%

In the third quarter of 2014, consolidated revenue increased 11.3% to $193.1 million, compared with $173.5 million in the third quarter of 2013. Some of the main product contributors to the increase were Morningstar Credit Ratings (our structured credit research and ratings business), Morningstar Direct, Morningstar Managed Portfolios, and Morningstar Retirement Solutions. Positive results for these products were partially offset by a $2.3 million decline for Principia. We have been migrating some Principia clients to Morningstar Advisor Workstation and other products. Revenue for Investment Advisory services was down $0.7 million, reflecting the ongoing effect of clients moving to in-house management for fund-of-funds portfolios in the variable annuity industry.

For the first nine months of 2014, consolidated revenue was up 8.9% to $563.7 million, compared with $517.8 million in the same period of 2013. Morningstar Direct, Morningstar Retirement Solutions, Morningstar Data, and Morningstar Managed Portfolios were the main positive contributors, partially offset by lower revenue for Principia and, to a lesser extent, Investment Advisory services.

Investment information revenue

Investment information revenue, which makes up approximately 79% of our consolidated revenue, increased $15.0 million, or 11.0%, in the third quarter of 2014. Morningstar Credit Ratings (our structured credit research and ratings business) rose $5.9 million as a result of higher new issuance volume. Morningstar Direct revenue rose $3.6 million. Growth in Morningstar Direct reflects additional licenses for both new and existing clients. Revenue for Morningstar Advisor Workstation (including Morningstar Office) rose $1.8 million, which was offset by a $2.3 million drop in revenue for Principia.

For the first nine months of 2014, investment information revenue increased $30.7 million, or 7.4%, mainly because of higher revenue for Morningstar Direct and Morningstar Data. Revenue for Morningstar Advisor Workstation (including Morningstar Office) also increased, but was offset by lower revenue for Principia.

Investment management revenue

Investment management revenue, which makes up approximately 21% of consolidated revenue, was up $4.6 million, or 12.7%, in the third quarter of 2014, driven by higher revenue for Morningstar Retirement Solutions and Morningstar Managed Portfolios. Assets under management and advisement for both areas rose about 30% year over year, reflecting net inflows and positive market returns over the past 12 months.

Companies that offer variable annuities have continued to face difficult market conditions, which has prompted some of our clients to begin managing their fund-of-funds portfolios in-house instead of using outside subadvisors.

Because of this trend, assets under advisement for our Investment Advisory services as of September 30, 2014 were $25.7 billion lower versus the same date in 2013.

For the first nine months of 2014, investment management revenue increased $15.2 million, or 14.4%, with growth driven mainly by Morningstar Retirement Solutions and Morningstar Managed Portfolios. Both product lines benefited from strong market performance and asset inflows.

Revenue from asset-based fees made up approximately 12% of total consolidated revenue in the third quarter and first nine months of 2014 and 2013.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. We had $2.8 million of incremental revenue in the third quarter of 2014 from acquiring ByAllAccounts and HelloWallet, as well as a slight benefit from foreign currency translations. Excluding these two factors, organic revenue rose 9.3% in the third quarter of 2014.

For the first nine months of 2014, we had $6.8 million of incremental revenue from acquisitions, primarily from ByAllAccounts and purchasing the remaining ownership interest in Morningstar Sweden. We had a slight benefit from foreign currency translations, and organic revenue increased about 7.4% for the nine-month period.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
Consolidated revenue	$193,106	$173,482	11.3%	$563,656	$517,766	8.9%
Less: acquisitions	(2,752)	—	NMF	(6,823)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Favorable effect of foreign currency translations	(683)	—	NMF	(762)	—	NMF
Organic revenue	$189,671	$173,482	9.3%	$556,071	$517,766	7.4%
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

Revenue by region

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
United States	$141,276	$124,998	13.0%	$407,681	$372,746	9.4%

United Kingdom	15,190	14,148	7.4%	46,071	41,316	11.5%
Continental Europe	15,562	14,666	6.1%	47,109	41,826	12.6%
Australia	8,866	8,041	10.3%	26,267	26,569	(1.1)%
Canada	7,391	7,603	(2.8)%	22,599	23,151	(2.4)%
Asia	3,950	3,363	17.5%	11,547	10,236	12.8%
Other	871	663	31.4%	2,382	1,922	23.9%
Total International	51,830	48,484	6.9%	155,975	145,020	7.6%

Consolidated revenue	$193,106	$173,482	11.3%	$563,656	$517,766	8.9%

International revenue made up about 28% of our consolidated revenue in the first nine months of both 2014 and 2013. About 60% of this amount is from Continental Europe and the United Kingdom; we also generate significant international revenue from Australia and Canada.

Revenue from international operations rose $3.3 million, or 6.9%, in the third quarter. Excluding acquisitions and foreign currency translations, revenue from international operations increased 5.5%, mainly reflecting growth in Continental Europe and Australia.

For the first nine months of 2014, revenue from international operations was up $11.0 million, or 7.6%. Excluding acquisitions and the positive effect of foreign currency translations, revenue from international operations increased 5.7%. Our operations in Continental Europe and Australia were the main contributors to the increase, followed by the United Kingdom and Canada.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
International revenue	$51,830	$48,484	6.9%	$155,975	$145,020	7.6%
Less: acquisitions	—	—	NMF	(1,949)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Favorable effect of foreign currency translations	(683)	—	NMF	(762)	—	NMF
International organic revenue	$51,147	$48,484	5.5%	$153,264	$145,020	5.7%

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

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
($000)	2014	2013	Change		2014	2013	Change
Cost of revenue (1)	$80,142	$72,422	10.7%		$237,243	$198,499	19.5%
% of revenue	41.5%	41.7%	(0.2)	pp	42.1%	38.3%	3.8	pp
Sales and marketing	26,761	22,774	17.5%		83,138	78,789	5.5%
% of revenue	13.9%	13.1%	0.8	pp	14.7%	15.2%	(0.5)	pp
General and administrative	26,384	22,416	17.7%		82,926	77,863	6.5%
% of revenue	13.7%	12.9%	0.8	pp	14.7%	15.0%	(0.3)	pp
Depreciation and amortization	14,558	11,257	29.3%		40,336	33,858	19.1%
% of revenue	7.5%	6.5%	1.0	pp	7.2%	6.5%	0.7	pp
Litigation settlement	—	—	—		61,000	—	—
% of revenue	—%	—%	—	pp	10.8%	—%	10.8	pp
Total operating expense (2) (3)	$147,845	$128,869	14.7%		$504,643	$389,009	29.7%
% of revenue	76.6%	74.3%	2.3	pp	89.5%	75.1%	14.4	pp

(1) We now include development expense in the cost of revenue category, which we previously referred to as cost of goods sold. We have reclassified development expense to include it in cost of revenue for all periods presented. We previously reported development expense as a separate operating expense category.

Separately, as a result of moving to a more centralized structure in the third quarter of 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. For the first nine months of 2014 compared with the same period in 2013, these changes added approximately $14 million of compensation expense to cost of revenue, and reduced the compensation expense in our sales and marketing and general and administrative expense categories by approximately $8 million and $6 million, respectively. These changes did not affect our total operating expense or operating income for any of the periods presented.

(2) Includes stock-based compensation expense of:

	Three months ended September 30				Nine months ended September 30
($000)	2014	2013	Change		2014	2013	Change
Stock-based compensation expense	$4,951	$3,416	44.9%		$13,253	$11,153	18.8%
% of revenue	2.6%	2.0%	0.6	pp	2.4%	2.2%	0.2	pp

(3) Includes bonus expense of:

	Three months ended September 30				Nine months ended September 30
($000)	2014	2013	Change		2014	2013	Change
Bonus expense	$10,292	$10,528	(2.2)%		$35,811	$30,682	16.7%
% of revenue	5.3%	6.1%	(0.8)	pp	6.4%	5.9%	0.5	pp

Consolidated operating expense increased $18.9 million, or 14.7%, in the third quarter of 2014, and $115.6 million, or 29.7%, in the first nine months of the year. The $61.0 million Business Logic litigation settlement expense contributed the majority of the change in operating expense during the first nine months of 2014.

Higher compensation expense (including salaries, bonus, and other company-sponsored benefits) also contributed to expense growth in both periods. We had approximately 3,800 employees worldwide as of September 30, 2014, compared with 3,490 as of September 30, 2013. We hired about 300 additional employees year over year for product and technology roles in the United States as well as data analysts based in India to support our existing business and new initiatives. Headcount increased by about 100 because of the ByAllAccounts and HelloWallet acquisitions.

Commission expense rose $1.8 million in the third quarter and $6.8 million in the first nine months of 2014, mainly because we changed to a new sales commission structure that requires a different accounting treatment. We now expense commissions as incurred instead of amortizing them over the term of the underlying contracts. However, we are continuing to amortize the prepaid commission balance from our previous commission plan. We expect to incur additional commission expense for the next several quarters because of this change.

Professional fees were up $0.5 million in the third quarter and $4.1 million in the first nine months of 2014, mainly because of higher legal expense and consulting costs.

The expense growth in both periods was partially offset by a step up in capitalized software development, which reduced operating expense. In the third quarter of 2014, we capitalized $2.9 million of software development costs related to ongoing enhancements for some of our key platforms, including Morningstar Direct, Morningstar Advisor Workstation, and Morningstar.com, as well as an additional $2.2 million of expense for new development of upgraded software platforms. For the first nine months of 2014, we capitalized $13.6 million of software development expense, including $7.2 million for ongoing enhancements of key platforms and an additional $6.4 million for new development of upgraded software platforms.

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

Cost of revenue increased $7.7 million in the third quarter of 2014. Higher salary expense was the primary contributor to the increase. Higher expense for other compensation and employee benefits driven by higher headcount also contributed to the change in this category. Production expense for key products also increased.

For the first nine months of 2014, cost of revenue was up $38.7 million. Higher salary expense of $28.0 million was the primary contributor to the increase (including an increase of approximately $14 million from the shift in expense categories as a result of our move to a more centralized structure). Higher expense for bonus and other compensation driven by higher headcount also contributed to the change in this category. Production expense for key products also increased.

Partially offsetting these increases was an increase in capitalized software development, which reduced cost of revenue in both periods. We capitalized $5.1 million of compensation expense associated with software development activities in the third quarter of 2014 and $13.6 million in the first nine months of 2014. For comparison, we capitalized $2.1 million of expense in the third quarter of 2013 and $5.9 million in the first nine months of 2013.

As a percentage of revenue, cost of revenue decreased by about 0.2 percentage points in the third quarter and increased 3.8 percentage points in the first nine months of 2014, mainly because of additional employees included in this category as well as new hires.

Sales and marketing

Sales and marketing expense increased $4.0 million in the third quarter of 2014. Higher sales commission expense of $1.7 million (mainly reflecting of the change in sales commission plan discussed above) as well as higher salary expense of $1.3 million were the primary contributors to the increase.

For the first nine months of 2014, sales and marketing expense was up about $4.3 million. Sales commission expense (mainly reflecting of the change in sales commission plan discussed above) and advertising and marketing expense were the main reasons for this increase. These increases were offset by lower salary expense (including a decrease of $8 million from the shift in expense categories discussed above) as well as lower costs for travel, training, telephone, and conferences.

As a percentage of revenue, sales and marketing expense increased 0.8 percentage points in the third quarter of 2014 and decreased by 0.5 percentage points in the first nine months of the year.

General and administrative

General and administrative (G&A) expense increased $4.0 million in the third quarter of 2014, mainly because of higher rent and employee compensation expense.

For the first nine months of 2014, general and administrative expense was up $5.1 million. The increase mainly reflects higher costs for professional fees, which was partially offset by lower salary costs included in this category (including a decrease of $6 million from the shift in expense categories discussed above). In addition, we recorded a credit of $1.5 million for damages received in connection with a legal matter in the first quarter of 2014, which partially offset increases in legal and other professional fees. Rent expense as well as benefit costs also increased during the first nine months of 2014.

As a percentage of revenue, G&A expense increased 0.8 percentage points in the third quarter of 2014 and decreased 0.3 percentage points in the first nine months of the year, mainly because of the shift in expense categories.

Depreciation and amortization

Intangible amortization expense increased $0.6 million in the third quarter of 2014, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of certain intangible assets from some previous acquisitions. However, depreciation expense rose $2.7 million in the quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States.

For the first nine months of 2014, intangible amortization expense was up about $0.3 million, as certain intangible assets from some previous acquisitions are now fully amortized. Depreciation expense increased by $6.2 million, largely driven by the same factors that contributed to growth in depreciation in the third quarter of 2014.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $22.1 million in 2014 and $22.3 million in 2015. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense increased slightly in both the third quarter and first nine months of 2014.

Litigation settlement

We recorded a $61.0 million litigation settlement expense in the second quarter of 2014 related to our agreement with Business Logic. This settlement contributed the majority of the increase in operating expense for the first nine months of 2014.

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
($000)	2014	2013	Change		2014	2013	Change
Operating income	$45,261	$44,613	1.5%		$59,013	$128,757	(54.2)%
% of revenue	23.4%	25.7%	(2.3)	pp	10.5%	24.9%	(14.4)	pp

Consolidated operating income increased $0.7 million in the third quarter of 2014, as revenue increased $19.6 million and operating expense increased $18.9 million. Operating margin was 23.4%, down 2.3 percentage points compared with the third quarter of 2013.

Consolidated operating income decreased $69.7 million in the first nine months of 2014 as revenue increased $45.9 million and operating expense increased $115.6 million. Operating margin was 10.5%, down 14.4 percentage points compared with the first three quarters of 2013.

The $61.0 million Business Logic litigation settlement was the biggest contributor to the decline in operating income and operating margin in the first nine months of 2014. We also had higher salary and other compensation-related expense from additional headcount, reflecting both new hires and employees added with the ByAllAccounts and HelloWallet acquisitions.

Excluding the Business Logic litigation settlement, we reported adjusted operating income of $120.0 million for the first nine months of 2014, a decrease of 6.8%. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the Business Logic litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
Operating income (loss)	$45,261	$44,613	1.5%	$59,013	$128,757	(54.2)%
Less: litigation settlement	—	—	—	61,000	—	—
Adjusted operating income	$45,261	$44,613	1.5%	$120,013	$128,757	(6.8)%

Excluding the Business Logic litigation settlement, we reported an adjusted operating margin of 21.3% for the first nine months of 2014, a decrease of 3.6 percentage points. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the Business Logic litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended September 30				Nine months ended September 30
($000)	2014	2013	Change		2014	2013	Change
Operating margin	23.4%	25.7%	(2.3)	pp	10.5%	24.9%	(14.4)	pp
Less: litigation settlement	—%	—%	—	pp	10.8%	—%	10.8	pp
Adjusted operating margin	23.4%	25.7%	(2.3)	pp	21.3%	24.9%	(3.6)	pp

Equity in Net Income of Unconsolidated Entities, Non-Operating Income (Expense), and Income Tax Expense (Benefit)

Equity in net income of unconsolidated entities

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Equity in net income of unconsolidated entities	$337	$315	$1,433	$1,172

Equity in net income of unconsolidated entities includes our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), YCharts, Inc., and Inquiry Financial Europe AB. In the first four months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired an additional 76% interest in Morningstar Sweden, increasing our ownership interest to 100%. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

Equity in net income of unconsolidated entities is primarily from our position in MJKK.

Non-operating income (expense)

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Interest income	$658	$673	$2,021	$2,180
Interest expense	(143)	(43)	(287)	(145)
Gain (loss) on sale of investments, net	158	(42)	505	1,106
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	(78)	5,168	3,635
Other income (expense), net	(971)	261	(942)	(1,949)
Non-operating income (loss), net	$(298)	$771	$6,465	$4,827

Interest income mainly reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in the third quarter of 2014.

Non-operating income for the first nine months of 2014 includes the $5.2 million gain we recorded with our purchase of the remaining ownership interest in HelloWallet, which was previously a minority investment. Non-operating income for the first nine months of 2013 includes the $3.6 million gain we recorded with our purchase of the remaining ownership interest in Morningstar Sweden, which was previously a minority investment.

Other income (expense), net also includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK.

Income tax expense

The following table shows our effective tax rate:

	Three months ended September 30		Nine months ended September 30
($000)	2014	2013	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$44,963	$45,384	$65,478	$133,584
Equity in net income of unconsolidated entities	337	315	1,433	1,172
Net loss attributable to the noncontrolling interest	29	29	64	93
Total	$45,329	$45,728	$66,975	$134,849
Income tax expense	$15,149	$14,265	$20,188	$42,647
Effective tax rate	33.4%	31.2%	30.1%	31.6%

Our effective tax rate in the third quarter of 2014 was 33.4%, an increase of 2.2 percentage points compared with 31.2% in the prior-year period. The increase primarily reflects deferred income tax benefits and additional tax credits and incentives that were recognized in the prior-year period.

During the first nine months of 2014, we reported income before income taxes and equity in net income of unconsolidated entities of $65.5 million, which included litigation settlement expense of $61.0 million that is deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax expense of $20.2 million, which is equivalent to a 30.1% effective tax rate. This rate is lower than the statutory rate mainly because of the non-taxable gain of $5.2 million.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $21.2 million, or 55% of our total investments balance as of September 30, 2014) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 34% of our cash, cash equivalents, and investments as of September 30, 2014 was held by our operations in the United States, down from about 51% as of December 31, 2013. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Cash provided by operating activities is our main source of cash. In the first nine months of 2014, cash provided by operating activities was $75.3 million, driven by $85.9 million of net income, adjusted for non-cash items, partially offset by $10.6 million in changes from our net operating assets and liabilities.

As of September 30, 2014, we had cash, cash equivalents, and investments of $227.8 million, a decrease of $70.8 million compared with $298.6 million as of December 31, 2013. The decrease reflects $64.4 million used for the acquisitions of ByAllAccounts and HelloWallet, $61.0 million for the Business Logic litigation settlement payment, $42.8 million of capital expenditures, $42.1 million used to repurchase common stock through our share repurchase program, and bonus payments of $39.8 million made during the first quarter of 2014 related to the 2013 bonus. These outflows were partially offset by cash provided by operating activities and the $30.0 million drawn on the credit facility described below.

In July 2014, we established a $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. We drew on this credit facility during the third quarter of 2014 and had an outstanding principal balance of $30.0 million as of September 30, 2014 at an interest rate of LIBOR plus 100 basis points, leaving borrowing availability of $45.0 million.

In the first nine months of 2014, we also paid dividends of $22.9 million. In September 2014, our board of directors approved a payment of a regular quarterly dividend of 17.0 cents per share payable on October 31, 2014 to shareholders of record as of October 10, 2014.

In December 2013, our board approved a $200.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $700.0 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first nine months of 2014, we repurchased a total of 0.6 million shares for $45.8 million, of which $3.7 million was settled and paid early in the fourth quarter of 2014. As of September 30, 2014, we have repurchased a total of 7.7 million shares for $495.6 million since we announced the share repurchase program in September 2010.

We expect to continue making capital expenditures in 2014, primarily for internally developed software, leasehold improvements for new and existing office locations, and computer hardware and software.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
($000)	2014	2013	Change	2014	2013	Change
Cash provided by operating activities	$8,600	$47,078	(81.7)%	$75,288	$132,213	(43.1)%
Capital expenditures	(11,957)	(9,069)	31.8%	(42,756)	(27,950)	53.0%
Free cash flow	$(3,357)	$38,009	(108.8)%	$32,532	$104,263	(68.8)%

We generated negative free cash flow of $3.4 million in the third quarter of 2014, a decrease of $41.4 million compared with positive free cash flow of $38.0 million in the third quarter of 2013. The change reflects a $38.5 million decline in cash provided by operating activities, which was negatively impacted by the $61.0 million Business Logic litigation settlement payment, as well as a $2.9 million increase in capital expenditures.

In the first nine months of 2014, we generated free cash flow of $32.5 million, a decrease of $71.7 million compared with free cash flow of $104.3 million in the same period of 2013. The decrease reflects a $56.9 million decline in cash provided by operating activities (including the $61.0 million Business Logic litigation settlement payment), as well as a $14.8 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2014:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2014	Projected Beneficial Ownership (1)
Cheryl Francis Director	5/15/2014	12/31/2014	6,220	Shares to be sold under the plan if the stock reaches specified prices	—	17,023
Steve Kaplan Director	2/26/2014	12/10/2014	4,000	Shares to be sold under the plan on specified dates	1,000	49,345
Jack Noonan Director	11/15/2012	5/2/2015	24,000	Shares to be sold under the plan if the stock reaches specified prices	21,000	60,523
Richard Robbins General Counsel and Corporate Secretary	7/28/2014	1/31/2015	4,000	Shares to be sold under the plan if the stock reaches specified prices	—	16,281

_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plans identified above. This information reflects the beneficial ownership of our common stock on September 30, 2014, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2014 and restricted stock units that will vest by November 29, 2014. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2014. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in proprietary Morningstar portfolios and exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. As of September 30, 2014, our cash, cash equivalents, and investments balance was $227.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. Our European operations are subject to currency risk related to the euro. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk. Our results could suffer if certain foreign currencies decline relative to the U.S. dollar. In addition, because we use the local currency of our subsidiaries as the functional currency, we are affected by the translation of foreign currencies into U.S. dollars.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2014:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2014	7,557,807	$64.36	7,557,807	$213,495,903
July 1, 2014 – July 31, 2014	—	—	—	$213,495,903
August 1, 2014 – August 31, 2014	—	—	—	$213,495,903
September 1, 2014 – September 30, 2014	133,851	68.18	133,851	$204,367,514
Total	7,691,658	$64.43	7,691,658

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

MORNINGSTAR, INC.

Date: October 30, 2014	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

 ______________________________________

† Filed herewith.