Form 10-K
period 2014-12-31
Morningstar, Inc.
filed 2015-02-27
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2014 was $1.4 billion. As of February 20, 2015, there were 44,354,426 shares of the Registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Overview

Morningstar is a leading provider of independent investment research in North America, Europe, Australia, and Asia. Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of products and services for financial advisors, asset managers, retirement plan providers and sponsors, and individual investors. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Latin America, and South Africa. Morningstar serves approximately 250,000 financial advisors, 1,700 asset management firms, 24 retirement plan providers, 290,000 retirement plan sponsors, and 9.9 million individual investors. We have operations in 27 countries.

We build our own databases from the ground up, focusing on investment vehicles that are widely used by investors globally. After building these databases, we add value and insight to the data by applying our core skills of research, technology, and design. As of December 31, 2014, we provided extensive data on approximately 500,000 investments, including mutual funds, stocks, exchange-traded funds (ETFs), closed-end funds, separate accounts, and variable annuities. We also track real-time market data on more than 14 million exchange-traded equities, derivatives, commodities, currencies, and other investments.

Our business model is based on leveraging our investments in these databases by selling a wide variety of products and services to financial advisors, asset managers, and retirement plan providers and sponsors, and individual investors around the world. Our goal is to help investors achieve better outcomes whether they make their own decisions or choose to outsource management of their portfolios

Our data and proprietary analytical tools such as the Morningstar Rating for mutual funds, which rates past performance based on risk- and cost-adjusted returns, and the Morningstar Style Box, which provides a visual summary of a mutual fund's underlying investment style, have become important tools that millions of investors and advisors use in making investment decisions. We've created other tools, such as the Ownership Zone, Sector Delta, and Market Barometer, which allow investors to see how different investments work together to form a portfolio and to track its progress. Our popular Portfolio X-Ray tool helps investors evaluate their portfolios and get a clear view of their underlying holdings.

We’ve been providing independent analyst research on mutual funds and other investment vehicles since the mid-1980s. To better represent the breadth and depth of their expertise, in 2014 we changed the name of our analyst team from fund research to manager research. Our analysts do more than rate and cover funds—they also specialize in analyzing the managers and firms that are running the funds.

We provide a forward-looking Morningstar Analyst Rating for funds, a global, qualitative measure based on our analyst research. We expanded the scope of our coverage in 2014 by launching in-depth fund analyst reports with Morningstar Analyst Ratings for approximately 1,500 funds available for sale in Europe, Asia, and other regions. We now provide research reports for approximately 4,200 funds globally, including active, passive, multi-asset, ETF, and closed-end fund strategies. We also offer qualitative research and ratings on alternative funds, state-sponsored college savings plan portfolios, and target-date funds.

In 2014, we added new strategic beta attributes to help investors better identify, compare, and analyze strategic beta investments, a broad and growing category of indexes and exchange-traded products that seek to enhance returns or minimize risk relative to a traditional market cap-weighted benchmark.

As part of our research efforts on individual stocks, we popularized the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett, and margin of safety, which reflects the size of the discount in a stock's price relative to its estimated value. The Morningstar Rating for stocks is based on the stock's current price relative to our analyst-generated fair value estimates, as well as the company's level of business risk and economic moat. We offer a variety of other qualitative measures such as Stewardship Grades, which help investors identify companies and fund firms that have demonstrated a high level of commitment to shareholders and stewardship of investors' capital.

Our analysts cover approximately 1,400 stocks, using a consistent, proprietary methodology that focuses on fundamental analysis, competitive advantage assessment, and intrinsic value estimation. In 2014, we published Why Moats Matter: The Morningstar Approach to Stock Investing, a book that explains how we use the concept of economic moats to identify great businesses that can fend off competition and earn high returns on capital for many years.

In addition to our analyst-driven coverage, we provide quantitative ratings and reports for nearly 50,000 companies globally. These equity ratings draw on the fundamental research of our equity analyst team and provide a forward-looking statistical view of the valuation, competitive advantage, and level of uncertainty for stocks that are often under-followed by other research firms.

Through our Morningstar Credit Ratings, LLC subsidiary, which is a Nationally Recognized Statistical Rating Organization (NRSRO), we provide new issue and surveillance ratings and analysis for commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS), as well as operational risk assessment services. We provide surveillance ratings and analysis on approximately 6,800 CMBS securities including the loans and properties securing them.

In addition, we publish credit ratings and associated research on corporate debt issuers. We currently provide ratings on about 600 issuers. Morningstar, Inc. is not an NRSRO, and our credit ratings on corporate issuers are not NRSRO credit ratings.

We've developed in-depth advice on asset allocation, portfolio construction, and security selection to meet the needs of investors and professionals looking for integrated portfolio solutions. We’ve developed research on "Gamma," an innovative measure that quantifies how much additional retirement income investors can generate by making better financial planning decisions. We use the concept of human capital—or potential future earning ability— to provide a more complete picture of an investor’s financial worth and optimize a portfolio’s asset mix. In 2014, we published new research extending this methodology to examine how job, home location, and pension benefits, such as Social Security, affect an investor’s optimal asset allocation.

We believe investors rely on these tools because they offer a useful framework for comparing potential investments and making decisions. Our independence and our history of innovation make us a trusted resource for investors.

The Morningstar Rating

We provide Morningstar ratings for funds (based on historical risk and returns) and stocks (based on our fair value estimates).

★★★★★ ★★★★ ★★★ ★★ ★

The Morningstar Analyst Rating

The Morningstar Analyst Rating for funds is a global, qualitative measure based on our assessment of five key pillars: process, performance, people, parent, and price.

Gold Silver Bronze Neutral Negative

The Morningstar Style Box

The Morningstar Style Box is a nine-square grid that illustrates the "investment style" of stocks and mutual funds. It classifies securities based on their market capitalization (the vertical axis) and growth and value factors (the horizontal axis).

Value
Blend
Growth
Large
Mid
Small

Equity Valuation

Our analysts evaluate a stock's current price relative to our forward-looking fair value estimate, as well as a company's level of uncertainty and economic moat.

Morningstar Valuation
Competitive Advantage
Fair Value
47.00
Moat
Wide
Assessment
6% Undervalued
Trend
Stable
Uncertainty: Medium
Stewardship: Exemplary
Fair Value
47.00
Last Close
39.55
Economic Moat
Wide

Market Valuation

Our market valuation graph compares current market prices with our fair value estimates for a given sector or market index.

Today's Ratio: 1.02
Fair Value
Overvalued
Undervalued
1.05
FV

Portfolio X-Ray

Our popular Portfolio X-Ray tool helps investors reduce risk and understand the key characteristics of their portfolios based on nine different factors.

Asset Allocation
U.S. Stocks
51.42
% Net
Non-U.S. Stocks 38.65
Bond 17.15
Cash 2.41
Other 2.00
Not classified 0.44
Stock Regions
Americas
50.27
% Weight
North America 33.43
Latin America 7.81

Gamma Methodology

Our research on Gamma quantifies the value of financial planning and incorporates several key components that can improve investor outcomes.

Gamma
Asset Location and Withdrawal Sourcing
Liability Relative Optimization
Dynamic Withdrawal Strategy
Annuity Allocation
Total Wealth Asset Allocation

Human Capital

Retirement Age
Human Capital
Financial Capital
$

Strategy and Key Objectives

Our strategy is to widen our economic moat, or sustainable competitive advantage, and build shareholder value by focusing on our three key objectives, which we describe in more detail below.

In 2014, we revised how we describe our three key objectives to better capture our major goals. We changed the description to emphasize that our investment data, research, and ratings are at the heart of our strategy, allowing us to help investors achieve better investment outcomes whether they make their own investment decisions or delegate management of their portfolios. We also revised the text of the first objective to focus on Morningstar Direct as our flagship decision support platform.
1. Develop Morningstar Direct as our flagship decision support platform.

We're currently building the next-generation version of Morningstar Direct, our institutional investment research platform.

The new software uses a design standard that’s more intuitive, elegant, and easy-to-use and will give users a more consistent, cohesive experience with a strong emphasis on Morningstar’s proprietary research and tools. It also has several technological advantages, including a more streamlined development process for commonly used Morningstar capabilities such as portfolio management tools.

The new software is fully web-based and will address our clients’ increasing preference for cloud-based deployment, which eliminates the need for desktop software installations and allows immediate access to new features. It will help us innovate more rapidly and more easily configure our software solutions to meet client needs. It also addresses the growing need for mobile-optimized capabilities to extend the desktop experience onto mobile devices.

Over time, we expect to migrate many of our core software capabilities to Morningstar Direct, which will serve as our main platform for clients looking for information to support the investment decisions they make on their own or validate investment recommendations from another party. Clients will benefit from cloud-based delivery, faster deployment, shorter upgrade cycles, and easier access to the latest versions of our proprietary tools and research.

We plan to introduce the next-generation version of Morningstar Direct in 2015, beginning with upgrades for many of our core capabilities. Over time, we expect the majority of our software to use this single technology platform. By moving many of our core research solutions to a common software platform, we'll be able to leverage our development resources, give our clients a more unified and consistent Morningstar experience, and better showcase our innovative research and analytical tools. We also plan to expand the user base for Morningstar Direct by enhancing workflow capabilities for our existing customer groups and adding additional workflows to reach new customers, such as financial advisors.

2. Produce the most effective investment data, research, and ratings to help investors reach their financial goals.

We believe our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to leverage our proprietary research and intellectual property to help investors with both decision support (via Morningstar Direct) and outsourced investment management (via our investment management business).

Our research is unique because we focus on building innovative solutions that help investors achieve better outcomes. We take a fundamental, bottom-up approach and focus on the long term. We foster a culture in which our analysts frequently challenge each other’s assumptions and speak freely and candidly about the investments they cover. We also emphasize innovation and strive to develop tools that help investors develop fresh insights on their portfolios.

We’re focusing our research efforts on several different areas, as described below.

•	Manager research (including mutual funds, ETFs, separate accounts, and other vehicles)

Our strategy for manager research is to leverage our leadership position to reach additional customer groups. We can help clients with every stage of the manager research workflow, including data, analytical tools, investor education, strategy research, platform approval, due diligence, lists of recommended funds, and portfolio management. In contrast to most of our competitors, we also integrate our manager research efforts with our software, which we believe is another competitive advantage.

In 2014, we launched Morningstar Manager Research Services, which combines our fund research reports, ratings, software, tools, and proprietary data with access to Morningstar’s manager research analysts. Having direct access to our analysts can help institutions complete their research and due diligence, select investments, and create portfolios. As institutional clients work to comply with an increasingly complex regulatory environment, we can help them supplement their own research and support their communication efforts with financial advisors and individual investors.

We've built an integrated team of locally based manager research experts to expand our research coverage in additional markets around the world. As of December 31, 2014, we had 110 manager research analysts globally, including teams in North America, Europe, Australia, and Asia.

•	Equity research

Our equity research complements our approach to manager research, where we focus on analyzing the individual stocks that make up each fund's portfolio. As of December 31, 2014, we had more than 100 equity analysts globally, making us one of the largest providers of independent equity research. We believe our analysts’ long-term approach, deep industry knowledge, and focus on sustainable competitive advantage are important factors that set us apart and help investors achieve better investment outcomes.

Our equity research helps institutional investors and portfolio managers extend their internal research capabilities and support their investment decisions. They can also engage directly with our industry-focused equity and credit analysts to discuss company valuations, forecasts, industry dynamics, and competitive landscapes. We also provide our equity research to financial advisors, who can use our research reports either as a primary research source or to complement research generated in-house or by other firms. We deliver our equity research and ratings through a variety of platforms, including Morningstar Advisor Workstation as well as third-party providers.

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

•	Credit research and ratings

Morningstar Credit Ratings, LLC, our structured credit research and ratings subsidiary, is an NRSRO that has earned a reputation for innovation and excellence in the structured finance market. Our goal is to help institutional investors identify credit risk in structured finance investments. Our analytical approach stresses transparency of the ratings process, strong fundamental credit analysis, and comprehensive investor-focused reporting. We provide structured finance investors with access to high-quality ratings, investment research, surveillance services, data, and technology solutions.

Over the past several years, we have made substantial investments in building our credit ratings business. We believe we have a unique viewpoint to offer on company default risk that leverages our cash-flow modeling expertise, proprietary measures like economic moat, and in-depth knowledge of the companies and industries we cover.

Morningstar Credit Ratings recently applied to the Securities and Exchange Commission (SEC) to expand its NRSRO license to include credit ratings for corporate bonds and financial institutions. We’re applying to expand the NRSRO license because we believe we can make a difference in the market by bringing transparency, unique perspectives, and superior client service to all investors across the fixed-income markets.

•	Holistic advice methodologies (including our research on Gamma and the Total Wealth Approach)

Over the past several years, we’ve developed new research tools that provide a more holistic approach to investing and asset allocation. Whereas traditional asset allocation methodologies focus solely on financial assets (such as stocks and bonds), we’ve developed methodologies that provide a more complete view of all sources of wealth, including financial capital, human capital, housing assets, and retirement and pension benefits. This Total Wealth Approach is the touchstone for our approach to asset allocation. Going forward, we plan to build on this research and incorporate it in more of our products and solutions.

3. Build world-class investment management solutions based on our proprietary research.

We leverage our innovative, proprietary research by building world-class investment management solutions that help investors achieve better outcomes. Our strategy is to connect our existing capabilities to create holistic solutions that help financial advisors, asset managers, and individual investors with portfolio construction, monitoring, security selection, and implementation.

Our Investment Advisory services combine managed investment vehicles—typically mutual funds—in portfolios designed to help investors meet their financial goals. When we create portfolios, our goal is to simplify the investment process and help investors access portfolios that match their level of risk tolerance, time horizon, and long-term investment objectives. We draw on our extensive experience analyzing managed investment products and combine quantitative research with a qualitative assessment of manager skill and investment style. We had a total of $81.0 billion in assets under advisement in our Investment Advisory business as of December 31, 2014.

We offer managed retirement account services through our Retirement Solutions platform and had $36.8 billion in assets under management in our managed retirement accounts as of December 31, 2014. We offer these services for retirement plan participants who choose to delegate management of their portfolios to us. We believe retirement plan participants will continue to adopt managed accounts because of the complexity involved in retirement planning.

Following our 2014 acquisition of HelloWallet Holdings, Inc., we plan to incorporate holistic advice to address the market need for a more comprehensive retirement offering. We believe there’s a significant opportunity in the retirement industry to develop a platform that can bring into focus a participant’s entire financial and investment picture and deliver a unique and highly personalized managed investment solution.
We believe financial advisors are increasingly turning to outsourced investment management as they seek to spend more time building client relationships and providing holistic advice. This trend includes both fully outsourced investment management through managed portfolios, as well as partially outsourced services for advisors who want to improve their efficiency and scale while maintaining a role in investment management.

We currently support the fully outsourced model through Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2014, we managed $9.3 billion in assets through this service.

In addition, we believe many financial advisors are seeking to provide holistic advice that incorporates all of their clients’ financial needs, including retirement assets. Over time, we plan to build more connections between our advisor software offerings and the Retirement Solutions platform to meet this emerging need.

We also expect to expand the investment management solutions we offer through our index business. We currently offer more than 280 investment indexes that can be used for both benchmarking and product creation. We plan to create more indexes based on strategic beta, which refers to a broad and growing category of indexes and exchange-traded products that seek to enhance returns or minimize risk relative to a traditional market cap-weighted benchmark. We believe we’re uniquely positioned to deliver highly differentiated indexes based on our proprietary research. For example, our Wide Moat Focus Index includes 20 companies we believe have a sustainable competitive advantage and are trading at the highest ratio of estimated fair value compared with the stock price.

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

Advisor

Financial advisors work with individual investors to help them reach their financial goals. This customer group includes several different types of advisors, including independent advisors at registered investment advisor (RIA) firms, advisors affiliated with independent broker-dealers, dually registered advisors, and “captive” advisors who are employees of a broker-dealer. Captive broker-dealers include wirehouses, regional broker-dealers, and banks. Cerulli Associates estimates there were approximately 290,000 financial advisors in the United States as of the end of 2014.

We offer a comprehensive and integrated set of solutions, including proprietary investment methodologies, portfolio- and security-level research, and investment management. With our acquisition of ByAllAccounts, Inc. in 2014, we’re able to integrate positional and transactional assets that are “held away” from the advisor’s book of business at other banks, advisory firms, or online brokerages so advisors can build more comprehensive investment proposals and deliver more value to their clients. We believe our products and tools are deeply embedded in many portions of financial advisors’ daily workflow.

We sell our advisor-related solutions both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing firm to use our products.

To build this business, we plan to expand the range of services we offer to help financial advisors with all aspects of their workflow, including investment decision-making, portfolio construction, client monitoring and reporting, practice management, portfolio rebalancing that connects with custodial and trading interfaces, and financial planning. We're expanding the outsourced investment management through Morningstar Managed Portfolios to help advisors save time and reduce compliance risk. We plan to add the data aggregation capabilities from ByAllAccounts to Morningstar Direct and Morningstar Advisor Workstation to give advisors a more complete view of their clients’ assets. In addition, we plan to build comprehensive advisory solutions that incorporate both retirement and non-retirement assets.

Our main products for financial advisors are Morningstar Advisor Workstation (including Morningstar Office) and Morningstar Managed Portfolios.

Asset management

Asset management firms manage and distribute investment portfolios. We estimate that there are more than 3,000 asset management firms globally, ranging from large, global firms to firms with small fund lineups and operations in a single market or region. The asset management customer group includes individuals involved in sales, marketing, product development, and distribution, as well as investment management (often referred to as the “buy side”), which includes portfolio management, research, and securities analysis.

Our asset management offerings help companies connect with their clients because many individual investors are familiar with Morningstar's intellectual capital and brand. We offer a global reach and have earned investors’ trust in our unbiased approach, investor-centric mission, thought leadership, data, and investment research.

Our strategy for the asset management customer group includes expanding the range of services we offer, driving our thought leadership, helping clients adapt to regulatory change, and tailoring our offerings to meet the needs of asset management firms of various sizes. We plan to expand our offerings to meet the growing need for research, data, and tools related to strategic beta portfolios and other ETFs, as well as enhancing our derivatives coverage and capabilities to help investors better analyze and understand alternative investments.

For the buy side, we provide award-winning equity research for active fundamental portfolio managers who want unbiased ideas that improve performance, as well as corporate credit research. We deliver focused ideas that can improve long-term performance and consistent global research methodologies that can integrate with the daily workflow for a portfolio manager or analyst.

Our goal is to expand the number of asset management firms and individuals at these firms who employ Morningstar’s research offerings to help them achieve better results for their clients. We also plan to incorporate our proprietary research methodologies in our data, analytics, and tools to continue developing differentiated software and data offerings.

The key products we offer for asset management firms include Morningstar Direct, Morningstar Data, Enterprise Components, and Investment Advisory services. For the buy side, key products include Morningstar Research, Morningstar Credit Ratings, Morningstar Data, and Morningstar Direct.

Retirement

In the retirement market, millions of investors are now charged with planning for their own retirement, mainly through self-directed retirement plans such as 401(k) plans. Assets in 401(k) plans totaled an estimated $4.4 trillion as of June 30, 2014 based on data from the Investment Company Institute. In the wake of the financial crisis in 2008 and 2009, we believe individual investors, financial advisors, employers, and government organizations have all become more aware of the need for advice and guidance that helps individuals build assets for retirement and beyond.

Our retirement offerings help retirement plan participants of all ages plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees).

We help plan providers manage their risks and costs while differentiating themselves in an increasingly competitive market. We believe that we’re uniquely positioned as the only company that offers a full range of scalable, customizable retirement solutions driven by proprietary investment methodologies. We also help retirement plan sponsors enhance their investment lineups, meet their fiduciary obligations, and help their employees prepare for retirement.

Following our June 2014 acquisition of HelloWallet Holdings, Inc., we plan to expand our retirement advice to include guidance on the saving and spending decisions that ultimately determine how much employees are able to invest for retirement. We plan to integrate HelloWallet’s capabilities with our retirement solutions during 2015.

We’re developing the next-generation version of our Retirement Manager platform, with an improved user interface, responsive design, and enhanced asset-allocation guidance for both retirement and non-retirement assets. We're continuing to enhance our managed retirement accounts, which is the largest and fastest-growing product offering within our Retirement Solutions business. We also plan to increase our market penetration with the custom models we offer directly to retirement plan sponsors and expand our offerings in select markets outside the United States.

Our major products for the retirement customer group are Retirement Solutions, Investment Advisory services, and Investment Profiles.

Individual investor

We offer products for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. While the number of individual investors in the United States has declined from peak levels, a Gallup survey released in January 2014 found that approximately 54% of individuals in the United States invest in the stock market either directly or through mutual funds or self-directed retirement plans. On a global basis, McKinsey Global Institute estimates that households own approximately $85.2 trillion in financial assets, with approximately 28.1% invested in equities and 71.9% in other investments including cash, money-market funds, and fixed-income securities.

We design most of our products for individual investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing and investors who seek out third-party sources to validate the advice they receive from brokers or financial advisors. Our independent investment research, proprietary ratings, and proven portfolio strategies enable investors to make sensible plans, select investments to meet their needs, and monitor their portfolios through changing markets with more confidence and clarity.

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

Our main product for individual investors is Morningstar.com, which includes both paid Premium Memberships and free content available to registered users and visitors. We’re currently re-building the site with a more streamlined structure and a more elegant, intuitive user interface. Our goal is to set up the next-generation version of the website with a structure that allows individual investors to quickly and easily carry out specific tasks they’re trying to perform, such as finding new investment ideas, monitoring their portfolios, and staying up-to-date on the market. We also reach individual investors through a series of investment newsletters, iPad and mobile applications, and through partnerships with other websites, such as Yahoo Finance, MSN Money, and Google Finance. We also reach millions of individual investors indirectly through our investment management offerings, including Investment Advisory, Retirement Solutions, and Morningstar Managed Portfolios.

Acquisitions and Divestitures

Since our founding in 1984, we have focused primarily on organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2010, we also completed 24 acquisitions to support our growth objectives. In 2013, we acquired an additional 76% interest in Morningstar Sweden AB to become sole owner. We completed two acquisitions in 2014. In April, we acquired ByAllAccounts, Inc., and in June, we acquired an additional 81% interest in HelloWallet to become the sole owner.

For more information about our acquisitions and divestitures, refer to Notes 8 and 9 of the Notes to our Consolidated Financial Statements.

Major Products and Services

The section below describes some of our major products and services (ranked in order of size based on each product's 2014 revenue).

Morningstar Data

Morningstar Data gives institutions access to a full range of investment data spanning numerous investment databases, including real-time pricing data and commodity data. We offer data packages that include access to our proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Morningstar Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. We deliver Morningstar Data through web-based interfaces, data feeds, and software and provide daily updates to clients.

Morningstar Data for equities is used by many leading asset management firms, media companies, broker-dealers, and other large institutions to support internal research functions, power investment tools, and deliver meaningful information and analysis to investors. Our continuously expanding global data services feature financial statement data, consolidated industry statistics, stock ownership information, and proprietary Morningstar statistics.

In 2014, we added new strategic beta attributes to help investors better identify, compare, and analyze strategic beta investments, expanded our equity database coverage, added new sources to our real-time data feeds, and completed the roll-out of our Global Fund Reports with translated text available where applicable.

Pricing for Morningstar Data is based on the number of investment vehicles covered, the amount of information provided for each security, the frequency of updates, the method of delivery, the size of the licensing firm, and the level of distribution.

For Morningstar Data, our primary competitors include Bloomberg, FactSet, Financial Express, Interactive Data, Standard & Poor’s, and Thomson Reuters.

Morningstar Data was our largest product in 2014 and accounted for 18.1%, 18.5%, and 17.5% of our consolidated revenue in 2014, 2013, and 2012, respectively.

Morningstar Advisor Workstation

Morningstar Advisor Workstation, a web-based investment planning system, provides financial advisors with a comprehensive set of tools for conducting their core business—including investment research, planning, and presentations. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the firm's back-office technology and resources. Moreover, it helps advisors create customized reports for client portfolios that combine different types of investments.

Morningstar Advisor Workstation is available in two versions: Morningstar Office for independent financial advisors and an enterprise version for financial advisors affiliated with larger firms. As of December 31, 2014, approximately 4,300 financial advisors in the United States were licensed to use Morningstar Office, and approximately 180 companies held licenses for the enterprise version of Morningstar Advisor Workstation.

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

The enterprise version includes four core modules: Clients & Portfolios, Research, Sales/Hypotheticals, and Planning. We also offer a variety of other applications, which can be purchased as stand-alone products or combined as part of a full Workstation license.

In 2014, we added capabilities allowing advisors to view articles and analyst research reports in the context of a recommendation list or client portfolio. We announced integrations with Redtail CRM, eMoney Advisor’s wealth-planning platform, MoneyGuidePro, Schwab’s OpenView Gateway, and Advicent as part of our efforts to help advisors with all aspects of their daily workflow by creating connections between our products and these leading third-party applications. We continued migrating former Principia subscribers to Morningstar Advisor Workstation and are no longer selling new subscriptions for Principia.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the number of databases licensed and level of functionality. We typically charge annual fees of about $3,400 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. We generally charge $6,000 per user for an annual license for Morningstar Office, as well as additional fees for Back Office Services.

Some of the main competitors for Morningstar Advisor Workstation and Morningstar Office include Advent Software, Charles Schwab, Envestnet, Standard & Poor's, and Thomson Reuters.

Morningstar Advisor Workstation is our second-largest product based on revenue and made up 13.4%, 13.3%, and 13.1% of our consolidated revenue in 2014, 2013, and 2012, respectively.

Morningstar Direct

Morningstar Direct is an institutional investment research platform that includes data and advanced analytical tools on the complete range of securities in Morningstar's global database, as well as privately held investments and data from third-party providers. This comprehensive platform empowers portfolio managers, investment consultants, financial product managers, wealth managers, and other finance professionals worldwide to develop, select, and monitor investments. These professionals use the qualitative and quantitative content available on Morningstar Direct—including data on current and historical performance data, operations, portfolio holdings, and asset flows—to conduct advanced performance comparisons and in-depth analyses of an investment's underlying investment style. Morningstar Direct also allows users to transform investment data into custom-branded reports and presentations to support internal audiences and marketing and sales groups.

In 2014, we added new strategic beta data tabs to help wealth managers and asset managers easily identify and analyze this growing class of index funds that make active bets. We continued to enhance the product’s capabilities for asset allocation, portfolio analysis, and presentation, as well as improving integration with other Morningstar products, such as Morningstar Advisor Workstation.

We’ve continued working on the next-generation version of Morningstar Direct, which will be fully web-based and will address our clients’ increasing preference for cloud-based deployment, which eliminates the need for desktop software installations and allows immediate access to new features. We plan to introduce the next-generation version of Morningstar Direct in 2015, beginning with upgrades for many of our core capabilities.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research Systems, and Thomson Reuters.

Morningstar Direct had approximately 10,100 licensed users worldwide as of December 31, 2014.

Pricing for Morningstar Direct is based on the number of licenses purchased. For clients in the United States, we generally charge an annual fee of $17,000 for the first user, $10,500 for the second user, and $9,000 for each additional user.

Morningstar Direct is our third-largest product based on revenue and accounted for 12.1%, 11.4%, and 9.9% of our consolidated revenue in 2014, 2013, and 2012, respectively.

Morningstar.com

Our largest website for individual investors is Morningstar.com. Revenue for this product offering includes both Premium Memberships (which made up about 54% of Morningstar.com's revenue base in 2014) and Internet advertising sales (which made up the remaining 46%). The site includes comprehensive data on mutual funds, stocks, ETFs, closed-end funds, bonds, 529 plans, and other investments to help investors conduct research and track performance. In addition, Morningstar.com features extensive market data, articles, proprietary portfolio tools, and educational content to help investors access timely, relevant investment information.

In addition to our U.S.-based site, we offer more than 30 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets.

We also offer paid Premium Membership, which includes access to written analyst reports on stocks, mutual funds, ETFs, and closed-end funds, as well as our Portfolio X-Ray, asset allocation and portfolio management tools, proprietary stock data, Stewardship Grades and Ratings, and premium stock and fund screeners. We currently offer Premium Membership services in Australia, Canada, China, Italy, the United Kingdom, and the United States.

In 2014, we introduced new versions of our Morningstar for iPhone and Morningstar for Android apps with more data and richer content (including video).

Morningstar.com primarily competes with The Motley Fool, Seeking Alpha, TheStreet.com, and Yahoo! Finance as well as other finance sites.

As of December 31, 2014, the free membership services offered through Morningstar.com had approximately 9.9 million registered users worldwide. We also had approximately 123,000 paid Premium subscribers for Morningstar.com in the United States plus an additional 16,000 paid Premium subscribers in Australia, Canada, China, Italy, and the United Kingdom. We currently charge $23.95 for a monthly subscription, $199 for an annual subscription, $339 for a two-year subscription, and $439 for a three-year subscription for Morningstar.com's Premium Membership service in the United States. We also sell advertising on Morningstar.com.

Morningstar.com (including local versions outside of the United States) is our fourth-largest product based on revenue and accounted for 7.6% of our consolidated revenue in 2014, compared with 8.0% in 2013 and 8.2% in 2012.

Retirement Solutions

Our Retirement Solutions service helps retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). Clients can select either a hosted solution or our installed software advice solution. We design these solutions to help retirement plan participants accumulate wealth, transition into retirement, and manage income during retirement.

Morningstar Retirement Manager is an advice and managed accounts program that helps plan participants with their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific investment recommendations. Participants can elect to have their accounts managed by us through our managed account service or build their own portfolios using our recommendations as a guide. We do not hold assets in custody for the managed retirement accounts we provide.

Morningstar Retirement Manager also helps plan sponsors meet their fiduciary obligations. We can act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. As part of this service, we can construct and monitor the investment lineup, document our investment process, create an Investment Policy Statement, and furnish the plan with detailed quarterly investment and performance reports.

In 2014, we became the first managed accounts provider to manage more than 1 million retirement accounts for 401(k) plan participants. In June, we acquired HelloWallet Holdings, Inc., which provides personalized financial guidance to U.S. workers and their families through their employer benefit plans. HelloWallet helps employees build a strong financial foundation by providing them with tools for emergency savings, debt management, and budgeting. We plan to integrate HelloWallet’s capabilities with our retirement solutions during 2015.

Pricing for Retirement Solutions depends on several different factors, including the level of services offered (including whether or not such services cause us to be an ERISA fiduciary), the number of participants, the level of systems integration required, and the availability of competing products.

Our main competitors for Retirement Solutions are Financial Engines and Guided Choice.

Retirement Solutions is our fifth-largest product based on revenue and accounted for 7.5% of our consolidated revenue in 2014, compared with 6.5% in 2013 and 5.8% in 2012.

Investment Advisory

Our Investment Advisory business provides institutional investment advisory and management services for asset management firms, broker-dealers, and insurance providers. We offer Investment Advisory services through a variety of registered entities in Australia, Dubai, France, Hong Kong, India, Japan, Korea, South Africa, the United Kingdom, and the United States. All of these entities are wholly owned or majority-owned subsidiaries of Morningstar, Inc., and are authorized to provide investment advisory services by the appropriate regulatory agency in their applicable jurisdictions.

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

We offer these advisory services to clients in most of our major operations globally, including insurance companies, investment management companies, mutual fund companies, and broker-dealers. We do not hold assets in custody in our investment advisory business.

Our Investment Advisory business competes primarily with Callan, Mercer, and Wilshire Associates, as well as some smaller firms in the retirement consulting business and various in-house providers of investment management services.

We base our pricing for our Investment Advisory services on the scope of work, our degree of investment discretion, and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for multimanager portfolios made up of managed investment products.

Morningstar Enterprise Components (formerly Integrated Web Tools)

Morningstar Enterprise Components is a set of tools and capabilities that help institutional clients build customized websites or enhance their existing solutions. We offer a series of components, editorial content, and reports that investment firms can license to build or enhance their websites for financial advisors and individual investors. We also offer licenses for investment research, editorial content, and portfolio analysis and comparison tools that allow users to drill down into the underlying data when researching a potential investment.

For Enterprise Components, our primary competitors include Advisor Software, Inc., Financial Express, Interactive Data Corporation, Markit on Demand, and Thomson Reuters.

Pricing for Enterprise Components consists of both ongoing license fees and one-time development fees and depends on the customer, the level of distribution, and the scope of information and functionality licensed.

Morningstar Managed Portfolios

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. We offer this service through Morningstar Investment Services, Inc., a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc. We offer Morningstar Managed Portfolios mainly to fee-based independent financial advisors. These advisors are often affiliated with the corporate registered investment arms of insurance companies and independent and registered broker-dealers.

We had approximately $9.3 billion in assets under management with about 5,300 financial advisors using the service as of December 31, 2014. We charge asset-based fees for Morningstar Managed Portfolios. We typically base our management fee on a tiered schedule that depends on the client's average daily portfolio balance. Fees for our mutual fund and ETF portfolios generally range from 20 to 40 basis points. We charge 40 to 55 basis points for Select Stock Baskets, which is a managed account service that incorporates customizable stock portfolios based on Morningstar's proprietary equity research and indexes. We use third-party custodians for Morningstar Managed Portfolios and do not hold the assets in custody.

For Morningstar Managed Portfolios, our primary competitors are Brinker Capital, Curian Capital, Envestnet PMC, Loring Ward, and SEI Investments. We also compete with in-house research teams at independent broker-dealers who build proprietary portfolios for use on brokerage firm platforms, as well other registered investment advisors that provide investment strategies or models on these platforms.

Morningstar Research (formerly Morningstar Equity and Credit Research)

Morningstar Research includes both Equity Research Services and Manager Research Services. We offer equity research to institutional investors who use it to supplement their own research, as well as to broker-dealers who provide our research to their affiliated financial advisors or individual investor clients. We also deliver our equity research through several other Morningstar products, including Morningstar Direct, Morningstar Advisor Workstation, and our Premium Membership service on Morningstar.com.

We’ve provided independent research on mutual funds and other managed investment products since the mid-1980s. In 2014, we introduced Morningstar Manager Research Services, a new service designed to help institutional investors evaluate funds, investment strategies, and asset management firms. Morningstar Manager Research Services combines our fund research reports, ratings, software, tools, and proprietary data with access to Morningstar’s manager research analysts. It complements internal due diligence functions for institutions such as banks, wealth managers, insurers, sovereign wealth funds, pensions, endowments, and foundations.

Our Equity Research services compete with Credit Suisse HOLT, Ford Equity Research, Ned Davis Research Group, Standard & Poor’s, Zacks Investment Research, and several smaller research firms. For institutional clients, we compete with sell-side firms, internal providers, and smaller boutique firms. Our Manager Research services mainly compete with Mercer, Towers Watson, and Wilshire. Competitors for our credit research include Credit Sights, Fitch, Gimme Credit, Moody’s, and Standard & Poor’s.

Pricing for Morningstar Research varies based on the level of distribution, the type of investors who are using our research, the number of securities or investment strategies covered, the amount of custom coverage and client support required, and the length of the contract term.

Morningstar Credit Ratings

Morningstar Credit Ratings, LLC is an NRSRO that provides timely new issue and surveillance ratings and analysis for structured credits, as well as operational risk assessment services.

We recently developed a rating methodology for residential mortgage-backed securities. This service will provide institutional investors with cutting-edge analytics, Morningstar’s monthly DealView Credit Analysis, and timely letter ratings on thousands of secondary market RMBS transactions.

In addition, we offer operational risk assessments that evaluate mortgage servicers, loan originators, and third-party service providers. These assessments focus on non-credit-related operational risks and the likelihood of maintaining current performance levels given ongoing market conditions.

In 2014, we introduced new ratings on single family rental securities and have now rated 16 transactions in this emerging asset class. We also launched our asset-backed securities (ABS) initiative, our ABS rating methodology, and secured our first ABS ratings assignment. In June, the National Association of Insurance Commissioners (NAIC) voted to extend Morningstar Credit Ratings, LLC’s designation on the NAIC Credit Rating Provider (CRP) list to all mortgage-backed securities and asset-backed securities. Previously, the designation only covered commercial mortgage-backed securities.

During 2014, we made our credit ratings and research more broadly available through several channels. Our CMBS surveillance reports for new issues we were selected to rate are now available to all investors, portfolio managers, analysts, and traders at our credit rating website, https://ratingagency.morningstar.com. We also began providing ratings and research to Bloomberg and reached an agreement with Trepp, a leading provider of CMBS analytical services, to distribute our CMBS ratings analysis to Trepp customers.

Morningstar Credit Ratings recently applied to the SEC to expand its NRSRO license to include corporate credit ratings and financial institution credit ratings.

This business competes with several other firms, including Dominion Bond Rating Services (DBRS), Fitch, Kroll Bond Ratings, Moody’s, and Standard & Poor’s.

We charge annual fees for our subscription-based CMBS Surveillance Workstation and data services, which are paid for by the user. For new-issue ratings, we charge one-time fees to the issuer based on the type of security, the size of the transaction, and the complexity of the issue. Our new-issue ratings services also include annual surveillance monitoring fees that continue until the securities mature.

Morningstar Indexes

We offer an extensive set of investment indexes that can be used to benchmark the market and create investment products, including indexes that track the U.S. market by capitalization, sector, and investment style; dividend indexes; active equity indexes based on Morningstar’s equity research; bond indexes; commodity indexes; hedge fund indexes; and asset allocation indexes.

In 2014, we introduced a family of more than 60 new global equity indexes, providing investors with comprehensive view of worldwide markets. Our index family now spans 45 countries in both developed and emerging markets. The new indexes provide investors with tools for benchmarking the performance of equity markets worldwide and will serve as the foundation for our next generation of proprietary strategic beta indexes.

We currently license the Morningstar Indexes to numerous institutions that offer ETFs and exchange-traded notes based on the indexes. Firms can license Morningstar Indexes for both product creation (where we typically receive the greater of a minimum fee or basis points tied to assets under management) and data licensing (where we typically receive annual licensing fees). In both cases, our pricing varies based on the level of distribution, the type of user, and the specific indexes licensed.

Major competitors for the Morningstar Indexes include FTSE, MSCI, S&P Dow Jones Indices (offered through McGraw Hill Financial), and Research Affiliates.

Other Products and Services

We offer a variety of other products and services, including:

•	Morningstar Investment Profiles: pre-made or custom-generated investment fact sheets institutions can use for investor communications;

•
Morningstar Commodity Data: high-quality market data and analytical products for energy data management systems, financial and agricultural data management, historical analysis, trading, risk management and forecasting;

•	Print and online publications;

•	Investment conferences;

•	ByAllAccounts, which provides innovative data aggregation technology for financial applications;

•	Morningstar Enterprise Data Management: customized data aggregation and performance reporting solutions that help clients integrate data more effectively;

•	Market data and desktop software; and

•	Other investment software for financial advisors and institutions.

Marketing and Sales

We promote our products and services with a staff of sales and marketing professionals, as well as an in-house public relations team. Our global sales team is responsible for selling most of our products and services, but we also have several specialist sales teams supporting products such as Morningstar Managed Portfolio, Commodity Data, online advertising, and Morningstar Credit Ratings. We have a sales operations staff that supports our sales teams by managing our sales forecasts, pipeline, and incentives. Our client solutions team is responsible for developing a deep understanding of our customers and creating solutions to meet their needs. Across our business, we focus on high levels of customer support to help our clients get the most out of our solutions. We had approximately 500 sales and marketing professionals as of December 31, 2014.

We incurred approximately $7.5 million of advertising expense in 2014, including expenses for various print and Internet ads, search engine fees, and direct mail campaigns.

International Operations

We conduct our business operations outside of the United States through wholly owned or majority-owned operating subsidiaries based in each of the following 26 countries: Australia, Brazil, Canada, Chile, Denmark, France, Germany, India, Italy, Japan, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China (both Hong Kong and the mainland), Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. See Note 6 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and long-lived assets from our business operations outside the United States.

As of December 31, 2014, we also held a minority ownership position (approximately 34% of the outstanding shares) in Morningstar Japan K.K. (MJKK) with a market value of approximately $61 million. MJKK is publicly traded under ticker 4765 on the Tokyo Stock Exchange. See Note 10 of the Notes to our Consolidated Financial Statements for information about our investments in unconsolidated entities.

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

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks referenced in this report:

HelloWallet®	Morningstar OfficeSM
Ibbotson Associates®	Morningstar® Ownership ZoneSM
Morningstar® Advisor WorkstationSM	Morningstar® Portfolio X-Ray®
Morningstar Analyst RatingTM	Morningstar® Principia®
Morningstar® ByAllAccounts®	Morningstar Rating™
Morningstar® Data	Morningstar® Retirement ManagerSM
Morningstar DirectSM	Morningstar® Stewardship GradeSM
Morningstar® Enterprise ComponentsSM	Morningstar Style Box™
Morningstar® Managed PortfoliosSM	Morningstar.com®
Morningstar Market BarometerSM

In addition to trademarks, we currently hold several patents in the United States, including patents held by our Ibbotson Associates subsidiary for lifetime asset allocation and asset allocation with annuities.

License Agreements

We license our products and/or other intellectual property to our customers for a fee. We generally use our standard agreements, whether in paper or electronic form, and we do not provide our products and services to customers or other users without having an agreement in place.

We maintain licensing agreements with most of our larger operating companies. We put these agreements in place so these companies can use our intellectual property, such as our products and trademarks, to market our products and develop and sell country-specific variants of products under the Morningstar name in their operating territories.

In the ordinary course of our business, we obtain and use intellectual property from a wide variety of sources, including licensing it from third-party sources, developing it internally, and recording it based on information found in public filings.

Seasonality

We believe our business has a minimal amount of seasonality. Some of our smaller products, such as our annual investment conference in Chicago, generate the majority of their revenue in the first or second quarter of the year. We sell most of our products with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to moderate seasonality in sales patterns for individual products.

We believe market movements generally have more influence on our performance than seasonality. The revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2014, our largest customer accounted for less than 2% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry has been marked by increased consolidation over the past several years, with the strongest players generally gaining market share at the expense of smaller competitors. Some of our main competitors include Bloomberg; Standard & Poor's, a division of McGraw Hill Financial; and Thomson Reuters. These companies have financial resources that are significantly greater than ours. We also compete with a variety of other companies in specific areas of our business. We discuss the most relevant competitors in each area in the Major Products and Services section of this report.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, breadth of data coverage, quality of investment research and analytics, design, product reliability, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to rapidly adopt new technology that can improve our products and services. We have a flexible technology platform that allows our products to work together across a full range of investment databases, delivery formats, and market segments. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2014, our technology team consisted of approximately 1,100 programmers and technology and infrastructure professionals.

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

Three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc., are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. These requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

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

Morningstar Credit Ratings, LLC is registered with the SEC as a Nationally Recognized Statistical Rating Organization (NRSRO) specializing in rating structured finance investments. As an NRSRO, Morningstar Credit Ratings, LLC is subject to certain requirements and regulations under the Exchange Act. These requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examination by the SEC.

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

United Kingdom

Morningstar Investment Management Europe Limited is authorized and regulated by the Financial Conduct Authority (FCA) to provide advisory services in the United Kingdom. As an authorized firm, Morningstar Investment Management Europe Limited is subject to the requirements and regulations of the FCA. Such requirements relate to, among other things, financial reporting and other reporting obligations, record-keeping, and cross-border requirements.

Other Regions

We have a variety of other entities (including in Canada, France, Hong Kong, Japan, Korea, South Africa, and Thailand) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small.

Additional legislation and regulations, including those relating to the activities of investment advisors and broker-dealers, changes in rules imposed by the SEC or other U.S. or non-U.S. regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability. Our business may be materially affected not only by regulations applicable to it as an investment advisor or broker-dealer, but also by regulations that apply to companies generally.

Employees

We had approximately 3,760 employees as of December 31, 2014, including approximately 780 data analysts, 70 designers, 430 investment analysts (including consulting and quantitative research analysts), 1,100 programmers and technology staff, and 500 sales and marketing professionals. Our U.S.-based employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 27, 2015, we had 12 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	58	Chairman, Chief Executive Officer, and Director
Stéphane Biehler	47	Chief Financial Officer
Bevin Desmond	48	Head of Global Markets and Human Resources
Catherine Gillis Odelbo	52	Head of Corporate Strategy and Partnerships
Greg Goff	43	Chief Technology Officer
Kunal Kapoor	39	Head of Products and Client Solutions
Haywood Kelly	46	Head of Global Research
Daniel E. Needham	36	President and Chief Investment Officer, Morningstar Investment Management
Rob Pinkerton	45	Chief Marketing Officer
Richard Robbins	52	General Counsel and Corporate Secretary
James Tanner	54	Head of Global Business Development and Sales
David W. Williams	54	Head of Design

Joe Mansueto

Joe Mansueto founded Morningstar in 1984. He has served as our chairman since our inception and as our chief executive officer from 1984 to 1996 and from 2000 to the present.

Joe holds a bachelor's degree in business administration from The University of Chicago and a master's degree in business administration from The University of Chicago Booth School of Business.

Stéphane Biehler

As chief financial officer, Stéphane Biehler is responsible for corporate finance, accounting, tax, and investor relations. He joined us in 2013 and previously served as executive vice president, chief accounting officer, and corporate controller for NYSE Euronext, a global operator of financial markets, since 2007. Before the 2007 merger of NYSE Group with Euronext to form NYSE Euronext and the 2006 merger of Archipelago Holdings with the New York Stock Exchange to form NYSE Group, he was managing director and corporate controller for Archipelago Holdings, which he joined in 2004.

Stéphane holds a master’s degree in international business from the University of Haute-Alsace in France.

Bevin Desmond

Bevin Desmond is head of global markets and human resources, a role she has held since 2010. She is responsible for identifying, developing, managing and directing international operations, and overseeing human resources functions for all of Morningstar’s global operations. Previously, she was head of international operations from 2001 until 2010. She joined Morningstar in 1993.

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
Greg Goff

Greg Goff is our chief technology officer and is responsible for Morningstar's global technology strategy. Before joining us in 2011, he was senior vice president of global platform technology for The Nielsen Company, a global information and measurement company, since 2009. He joined The Nielsen Company in 2004 as vice president of data warehousing. He has also worked for Accenture and BlueMeteor, Inc. in Chicago.

He holds a bachelor’s degree in electrical engineering from the University of Illinois at Urbana-Champaign.

Kunal Kapoor

Kunal Kapoor is head of products and client solutions. The products group is responsible for product development, manufacturing, and innovation. Client solutions is responsible for building a deep understanding of our customers and leading our efforts to bundle products and capabilities into solutions for our customers. Kunal became head of our global client solutions group starting in 2013 and took on additional responsibility for the products group in February 2014. For part of 2013, he was president of our Data Division, and from 2010 until 2012, he was president of Equity and Market Data/Software. In 2009 and 2010, he was president of Individual Software. Kunal joined Morningstar in 1997.

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
Daniel E. Needham
Daniel Needham is president and chief investment officer (CIO) of Morningstar Investment Management and is responsible for building world-class investment management solutions based on our proprietary research. Before taking on his current role in February 2015, he served as CIO for Morningstar Investment Management, and was previously managing director and CIO for Morningstar Investment Management’s Asia-Pacific Operations. He joined our company when Morningstar acquired Intech Pty Ltd (now Ibbotson Associates Australia) in 2009, where he served as chief investment officer. Before joining Intech in 2002, Daniel worked for Zurich Financial Services in Sydney.
He holds a bachelor's degree in commerce with a major in finance and economics from the University of Sydney. He also holds the CFA designation.

Rob Pinkerton

Rob Pinkerton is our chief marketing officer and is responsible for overseeing our global marketing organization and corporate communications. He joined Morningstar through our June 2014 acquisition of HelloWallet, where he served as chief marketing officer. Before joining HelloWallet in 2012, Rob was a senior director for Adobe Systems, a computer software company, beginning in 2007. He previously served in executive marketing and product roles with LexisNexis and Siebel Systems (which was acquired by Oracle).

He holds a bachelor’s degree in economics, political science, and history from the University of Richmond, a juris doctor degree from the University of Baltimore School of Law, and a master’s degree in business administration with concentrations in information technology management, marketing, and strategy from Carnegie Mellon University.

Richard Robbins

Richard Robbins is our general counsel and corporate secretary. He is responsible for directing Morningstar's legal department and managing our relationships with outside counsel. He also oversees our compliance department. From 1999 until he joined Morningstar in 2005, he was a partner at Sidley Austin Brown & Wood LLP (now Sidley Austin LLP), which he joined as an associate in 1991.

He holds bachelor's and master's degrees in electrical engineering and computer science from the Massachusetts Institute of Technology and a juris doctor degree from The University of Chicago Law School.

James Tanner

James Tanner is head of global business development and sales for Morningstar. He joined us in January 2013. Previously he served as CEO of Markit On Demand, an Internet technology company he founded as Wall Street On Demand in 1991.

In addition to his role as founder and CEO of Wall Street On Demand, he served in various roles for the firms that have owned Wall Street On Demand, including vice chairman for business development for Markit in 2012, head of distribution for Markit in 2010 and 2011, and division head for Goldman Sachs from 2006 to 2010.

Jim holds a bachelor’s degree in Russian language and literature from Haverford College and a master’s degree in business administration from Harvard University.

David W. Williams

David W. Williams is head of design for Morningstar. He is responsible for corporate design and its application to brand identity, products, communications, and the workplace. He also oversees all aspects of Morningstar's design as it relates to our other core capabilities in research and technology. He joined us in 1993.

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

Our investment management operations may subject us to liability for any losses that result from a breach of our fiduciary duties.
Three of our subsidiaries, Ibbotson Associates, Inc., Morningstar Associates, LLC, and Morningstar Investment Services, Inc., are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended. As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. These requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, all three subsidiaries are subject to on-site examination by the SEC.

In addition, because these three subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974. As fiduciaries under ERISA, they have obligations to act in the best interest of their clients. They also have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

Our subsidiaries outside the United States that have investment advisory operations are subject to similar requirements.

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. In some of our retirement contracts, we act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. We also provide a managed account service for retirement plan participants who elect to have their accounts managed by our programs. As of December 31, 2014, we had $36.8 billion in assets under management in our managed retirement accounts.

We rely on automated investment technology for our retirement advice and managed retirement accounts services. The Wealth Forecasting Engine is our core advice and managed accounts engine that determines appropriate asset allocations for retirement plan participants and assigns individuals to portfolios. We also rely on automated portfolio construction tools. Problems could arise if these programs assigned retirement plan participants to the wrong portfolios, particularly if we failed to detect program errors over an extended period. Clients may take legal action against us for an actual or claimed breach of a fiduciary duty. If we make an error, we may be subject to potentially large liabilities for make-whole payments and/or litigation. We cannot quantify the potential size of these liabilities with any level of precision.

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty. In total, we provided investment advisory and management services on approximately $170 billion in assets as of December 31, 2014. We could face substantial liabilities related to our work on these assets.

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be harmed by allegations made about possible conflicts of interest.

We believe independence is at the core of our business, and our reputation is our greatest corporate asset. We depend to a large extent on our reputation for integrity and high-caliber products and services. Any failure to uphold our high ethical standards and ensure that our customers have a consistently positive experience with us (either intentionally or not) could damage our reputation as an objective, honest, and credible source for investment research and information. Allegations of improper conduct, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, whether valid or not, may harm our reputation, which may be damaging to our business.

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

Our reputation may also be harmed by factors outside of our control, such as news reports about our clients or adverse publicity about certain investment products. Our reputation could also suffer if we fail to produce competitive performance in our investment management offerings.

Failing to differentiate our products and continuously create innovative, proprietary research tools may harm our competitive position and business results.

We attribute much of our company's success over the past 30 years to our ability to develop innovative, proprietary research tools, such as the Morningstar Rating, Morningstar Style Box, Ownership Zone, and Portfolio X-Ray. We believe these proprietary tools continue to provide us with a competitive advantage, but if tools similar to them become more widely available, our competitive position and business results may suffer. Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools that gain a wide following. We believe lower technology costs and the growth of open software platforms have lowered the barriers to entry for new competitors, making it easier for new players to enter the market. Smaller companies may be able to introduce new research tools that gain a wide following. If we fail to introduce innovative, proprietary research tools at the same rate as in the past, we may not generate enough enthusiasm with potential clients to win new business. We cannot guarantee that we will continue to successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

Failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy may negatively affect our competitive position and business results.

We believe the technology landscape has been changing at an accelerating rate over the past several years. Changes in technology are fundamentally changing the ways investors access data and content. Examples include the shift from local network to computing to cloud-based systems, the proliferation of wireless mobile devices, and rapid acceleration in the use of social media platforms. We are in the process of building the next-generation software for Morningstar Direct and other products, but we have not yet incorporated this software in our products.

While some changes in technology may offer opportunities for Morningstar, we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs. We believe our ability to develop innovative technology has historically given us a competitive advantage. As mentioned above, though, we believe lower technology costs and growth in open software platforms have lowered barriers to entry for new competitors. Our competitors may also be able to introduce new technology more rapidly than we are to meet changing market needs. Our competitive position and business results may suffer if we fail to develop new technologies to meet client demands, or if we adopt a technology strategy that doesn't align with changes in the market.

We could face liability related to our storage of personal information about individuals as well as portfolio and account-level information.

Customers routinely enter personal investment and financial information, including portfolio holdings, account numbers, and credit card information, on our websites. We also handle an increasing volume of personally identifiable information through Morningstar Office (including Back Office Services), Morningstar Direct, Enterprise Data Management, managed retirement accounts, and other areas of our business. In 2014, we acquired HelloWallet, which provides personalized financial guidance to individuals through their employer benefit plans. Through HelloWallet's website and mobile applications, employees enter their goals and priorities and add their financial information, including income, bank accounts, credit cards, retirement plans, insurance, and investments. We also acquired ByAllAccounts, which uses technology to collect, consolidate, and transform financial account data and deliver it to any platform. Both HelloWallet and ByAllAccounts handle a large volume of personally identifiable information as part of their normal business operations.

Contractual commitments to customers as well as laws and industry regulations related to data protection, system availability, and privacy require us to safeguard critical data. We are also required to take appropriate steps to safeguard credit card numbers, social security numbers, and other information about individuals or their accounts. We may suffer malicious attacks seeking to penetrate our network and databases to gain access to personal data. We could be subject to liability if we were to inappropriately disclose any user's personal information or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, Social Security number, account numbers, portfolio holdings, credit card information, or other personal information.

Compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations could adversely affect our business.

Our investment management operations are a growing part of our overall business. The securities laws and other laws that govern our investment advisory activities are complex. The activities of our investment advisory operations are subject to provisions of the Advisers Act and ERISA. In addition, Morningstar Investment Services is a broker-dealer registered under the Exchange Act and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the United States. If we fail to establish required licenses or regulatory approvals for our investment advisory operations, we may be subject to fines or other events that could have a negative effect on our business.

Over the past several years, we have also made significant investments in our credit rating business. Our Morningstar Credit Ratings, LLC subsidiary is an NRSRO that specializes in structured finance. As an NRSRO, Morningstar Credit Ratings is subject to various requirements and regulations under the Exchange Act relating to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examination by the SEC.

We also publish credit ratings and research on corporate debt issuers and recently applied to expand our NRSRO license to include corporate credit ratings and financial institution credit ratings. Credit rating and research providers have been under increasing regulatory scrutiny, and we cannot predict the effect of potential future regulatory changes on our corporate credit rating business.

The laws, rules, and regulations applicable to our business may change in the future, and we may not be able to comply with these changes. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory or credit rating services in the future, which could adversely affect our business.

Downturns in the financial sector, global financial markets, and global economy may adversely impact our business.

The financial crisis of 2008 and 2009, along with more recent events, led to spending cutbacks among asset management firms and other financial services companies, which make up a large percentage of our client base. Some institutional clients have implemented additional review processes for new contracts or started providing certain services, such as investment management, in-house rather than hiring outside service providers. Some institutional clients have also reduced the scope of their operations. For example, several large insurers withdrew from the variable annuity market in recent years, while others curtailed their new sales efforts. This has had a negative effect on the services we provide to institutional clients that offer variable annuities.

Many companies in the financial services industry have also been subject to increasing government regulation, which may increase their operating costs and cause them to reduce spending in other areas.

If financial markets around the world experience downturns or volatility, demand for our products and services may decline, and our revenue, operating income, and other financial results could suffer. Our business results may also be hurt by negative trends in Internet advertising sales. Our structured credit rating business is subject to volatility from trends in new issuance of commercial mortgage-backed securities and other structured credits. The financial markets and many businesses operating in the financial services industry are highly volatile and are affected by factors, such as U.S. and foreign economic conditions and general trends in business and finance, that are beyond our control.

Our revenue from asset-based fees may be adversely affected by market declines as well as the effect of cash outflows from portfolios that we help manage.

In 2014, revenue from asset-based fees made up approximately 12% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. Asset levels can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory or investment management services goes down, we expect our fee-based revenue to show a corresponding decline.

An outage of our database, technology-based products and services, or network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other network equipment, much of which is geographically concentrated in our Chicago headquarters and other backup locations in the United States. We also have extensive information systems outside the United States. Our mission-critical databases and networks are increasingly complex and interdependent. Many of our client contracts contain service-level agreements that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information. We may not be able to meet these obligations in the event of failure or downtime in our information systems. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, and other events beyond our control. Our database and network facilities may also be vulnerable to external attacks that misappropriate our data, corrupt our databases, or limit access to our information systems.

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

We now have approximately 840 employees working in our data and technology development center in Shenzhen, China, or about one-fourth of our total workforce. We rely on these employees to maintain and update our mutual fund database and work on other projects. Because China has a restrictive government under centralized control, our operations are subject to political and regulatory risk, which is inherently unpredictable. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. Any difficulties that we face in continuing to operate our development center in China may harm our business and have a negative impact on the products and services we provide.

We have approximately 430 employees who work at our data collection facility in Mumbai, India, which may also be subject to regulatory and political risk (including potential terrorist acts). Like the Shenzhen operation, these facilities also involve operational risks for our network infrastructure.

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

A significant portion of our fund research has historically focused on equity-related funds. In addition, we are best-known for our data and analyst research on actively managed equity funds. Over the past 15 years, passively managed index funds have seen greater investor interest, and this trend was more dramatic in 2014. Net inflows for passively managed vehicles were in excess of $400 billion, compared with only $40 billion of net inflows for active products (both mutual funds and ETFs). Actively managed U.S. equity funds had net outflows of nearly $100 billion for the year. Overall, we estimate that passively managed portfolios now account for more than 30% of combined mutual fund and ETF assets.

Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could continue to reduce investor interest and investment activity. In addition, a continued lessening of investor interest in actively managed equity funds could decrease demand for our products.

Our operations outside of the United States involve additional challenges that we may not be able to meet.

Our operations outside of the United States generated $209.3 million in revenue in 2014, or about 28% of our consolidated revenue. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

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

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings on structured and corporate credit issuers. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based on the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

The steps we have taken to protect our intellectual property may not be adequate to safeguard our proprietary information. Further, effective trademark, copyright, and trade secret protection may not be available in every country in which we offer our services. Our continued ability to market one or more of our products under their current names could be adversely affected in those jurisdictions where another person registers or has a pre-existing registration on one or more of them. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete in the marketplace.

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

As of December 31, 2014, Joe Mansueto, our chairman and chief executive officer, owned approximately 55% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving Morningstar; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company; or result in actions that may be opposed by other shareholders.

Fluctuations in our operating results may negatively affect our stock price.

We believe our business has relatively large fixed costs and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a larger decline in operating income. A substantial portion of our operating expense is related to employee salaries and benefits, marketing programs, office leases, and other infrastructure spending, which generally cannot be adjusted quickly. Our operating expense levels are based on our expectations for future revenue. If actual revenue falls below our expectations, or if our expenses increase before revenues do, our operating results would be materially and adversely affected. In addition, we do not provide earnings guidance or hold one-on-one meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage on our stock, our stock price may be volatile. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

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

In the past, we granted stock options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2014, our employees and non-employee directors held options to acquire 169,810 shares of common stock, 154,864 of which were exercisable at a weighted average price of approximately $38.53 per share. As of December 31, 2014, there were 670,712 restricted stock units outstanding, which have an average remaining vesting period of 32 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and we issue shares when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2014, we leased approximately 397,000 square feet of office space for our U.S. operations, primarily for our office located in Chicago, Illinois. We also lease approximately 366,000 square feet of office space in 26 other countries around the world, including 141,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol MORN.

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

		2014		2013
	High	Low	High	Low
First Quarter	$84.05	$73.97	$71.14	$61.31
Second Quarter	80.00	67.77	77.83	63.01
Third Quarter	72.76	66.30	80.00	74.19
Fourth Quarter	71.08	61.03	85.97	73.40

As of February 20, 2015, the last reported sale price on the Nasdaq Global Select Market for our common stock was $77.13 per share, and there were 1,433 shareholders of record of our common stock.

The following table shows dividends declared and paid for the periods indicated:

		2014		2013
	Dividends declared	Dividends paid	Dividends declared	Dividends paid
First Quarter	$0.170	$0.170	$0.125	$—
Second Quarter	0.170	0.170	0.125	0.125
Third Quarter	0.170	0.170	—	0.125
Fourth Quarter	0.190	0.170	0.295	0.125

We paid four dividends during 2014. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 19.0 cents per share in 2015.

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

See Note 13 of the Notes to our Consolidated Financial Statements for a description of our equity compensation plans.

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made through September 30, 2014 and during the three months ended December 31, 2014:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through September 30, 2014	7,691,658	$64.43	7,691,658	$204,367,514
October 2014	197,318	67.10	197,318	$191,123,032
November 2014	253,034	69.69	253,034	$173,484,274
December 2014	—	—	—	$173,484,274
Total	8,142,010	$64.65	8,142,010

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 20, 2015:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 20, 2015	Projected Beneficial Ownership (1)
Don Phillips Managing Director and Director	11/24/2014	11/17/2015	26,862	Shares to be sold under the plan if the stock reaches specified prices	2,000	163,952

During the fourth quarter, the previously disclosed Rule 10b5-1 plans for Cheryl Francis, Steve Kaplan, Jack Noonan, and Richard Robbins completed or expired in accordance with their terms.
_______________________________
(1) This column reflects an estimate of the number of shares Don will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on December 31, 2014, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2015 and restricted stock units that will vest by March 1, 2015. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2014. Don may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2014, 2013, and 2012 and Consolidated Balance Sheet Data as of December 31, 2014 and 2013 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2011 and 2010 and Consolidated Balance Sheet Data as of December 31, 2012, 2011, and 2010 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data
(in thousands except per share amounts)	2010	2011	2012	2013	2014

Revenue	$555,351	$631,400	$658,288	$698,266	$760,071
Operating expense	434,292	492,985	507,620	527,612	654,477	(1)
Operating income	121,059	138,415	150,668	170,654	105,594	(1)
Non-operating income, net	6,732	1,709	2,957	7,356	8,304
Income before income taxes and equity in net income of unconsolidated entities	127,791	140,124	153,625	178,010	113,898
Equity in net income of unconsolidated entities	1,422	1,848	2,027	1,428	39
Income tax expense	42,756	43,658	52,878	56,031	35,678
Consolidated net income from continuing operations	86,457	98,314	102,774	123,407	78,259
Gain on sale of discontinued operations, net of tax	—	—	5,188	—	—
Consolidated net income	86,457	98,314	107,962	123,407	78,259
Net (income) loss attributable to noncontrolling interests	(87)	43	117	122	42
Net income attributable to Morningstar, Inc.	$86,370	$98,357	$108,079	$123,529	$78,301

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$1.75	$1.96	$2.12	$2.68	$1.75
Discontinued operations	—	—	0.11	—	—
Total	$1.75	$1.96	$2.23	$2.68	$1.75

Diluted:
Continuing operations	$1.70	$1.92	$2.10	$2.66	$1.74
Discontinued operations	—	—	0.10	—	—
Total	$1.70	$1.92	$2.20	$2.66	$1.74

Dividends per common share:
Dividends declared per common share	$0.050	$0.250	$0.425	$0.545	$0.700
Dividends paid per common share	$—	$0.200	$0.525	$0.375	$0.680

Weighted average common shares outstanding:
Basic	49,249	50,032	48,497	46,158	44,675
Diluted	50,555	50,988	49,148	46,491	44,901

Other Consolidated Financial Data ($000)	2010	2011	2012	2013	2014

Cash provided by (used for) investing activities (2)	$(87,949)	$(110,767)	$80,192	$(14,861)	$(31,216)
Cash provided by (used for) financing activities (3)	$12,525	$(32,596)	$(265,176)	$(166,372)	$(71,679)

Cash provided by operating activities	$123,416	$164,976	$145,996	$186,658	$132,221	(1)
Capital expenditures	(14,771)	(23,322)	(30,039)	(33,583)	(58,320)
Free cash flow (4)	$108,645	$141,654	$115,957	$153,075	$73,901	(1)

Consolidated Balance Sheet Data
As of December 31 ($000)	2010	2011	2012	2013	2014

Cash, cash equivalents, and investments	$365,416	$470,192	$321,418	$298,567	$224,572
Working capital	254,556	341,400	217,245	177,348	106,014
Total assets	1,086,302	1,172,084	1,041,952	1,030,668	1,019,281
Deferred revenue (5)	146,267	155,494	146,015	149,225	145,979
Long-term liabilities	52,153	44,435	57,692	69,833	71,124
Total equity	781,425	857,016	726,895	691,290	654,398

(1) Operating income and free cash flow for 2014 include a $61.0 million litigation settlement expense and corresponding cash outflow.

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

(3) Cash provided by (used for) financing activities consists primarily of cash used to repurchase outstanding common stock through our share repurchase program and dividend payments. These cash outflows are offset by proceeds from our revolving credit facility, stock option exercises, and excess tax benefits. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information concerning cash provided by financing activities.

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

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	liability related to the storage of personal information related to individuals as well as portfolio and account-level information;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	downturns in the financial sector, global financial markets, and global economy;

•	the effect of market volatility on revenue from asset-based fees;

•	a prolonged outage of our database, technology-based products and services, or network facilities;

•	challenges faced by our non-U.S. operations, including the concentration of data and development work at our offshore facilities in China and India; and

•	trends in the mutual fund industry, including the increasing popularity of passively managed investment vehicles.

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

In 2013, we revised our segment reporting to reflect our shift to a more centralized organizational structure. We now report our results in a single segment, which is consistent with how management allocates resources and evaluates our financial results.

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our products and services, including Morningstar Data, Morningstar Advisor Workstation, Morningstar Direct, and Morningstar Research, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as Premium Membership service on Morningstar.com and newsletters, via subscriptions. These subscriptions are mainly offered for a one-year term, although we also offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. In our credit research and rating business, we generate transaction-based revenue for our ratings on new issues of commercial mortgage-backed securities and other structured credits.

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

We do not disclose a fee range for our Investment Advisory Services and Retirement Solutions businesses because our fee structures vary by client. In addition, we believe disclosing a fee range could be detrimental to our competitive position. We disclose changes in the services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our SEC filings to the extent that they are material to our consolidated financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance. Fees for our mutual fund and ETF portfolios generally range from 20 to 40 basis points. We charge fees of 40 to 50 basis points for our Select Stock Baskets.

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. As a result, we use some of this cash to fund our operations and invest in new product development. Deferred revenue is the largest liability on our Consolidated Balance Sheets and totaled $146.0 million at the end of 2014 and $149.2 million at the end of 2013. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

In recent years, our deferred revenue balance has increased at a more moderate rate, partly because we've been issuing more quarterly and monthly invoices versus up-front, annual invoices. In addition, as we’ve migrated some Principia subscribers to Morningstar Advisor Workstation and other products that meet their needs, we have less subscription-based revenue contributing to the deferred revenue balance.
Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary software, databases, and content. We believe that while the fixed costs of the investments in our business are relatively high, the variable cost of adding customers is lower, partly because many of our products and services focus on Internet-based platforms and assets under management. At times, we may make investments in building our databases and content that cause weaker short-term operating results. During other periods, our profitability may improve because we're able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, we may not be able to adjust our cost base, which would reduce profitability.

Operating Expense

We classify our operating expense into separate categories for cost of revenue, sales and marketing, general and administrative, and depreciation and amortization, as described below. We include stock-based compensation expense, as appropriate, in each of these categories.

• Cost of revenue. This category includes compensation expense for employees who produce the products and services we deliver to our customers. For example, this category covers production teams and analysts who write investment research reports. It also includes compensation expense for programmers, designers, and other employees who develop new products and enhance existing products. In some cases, we capitalize the compensation costs associated with certain software development projects. This reduces the expense that we would otherwise report in this category. Cost of revenue also includes other expense such as third-party data purchases and data lines as well as development expense.

• Sales and marketing. This category includes compensation expense for our sales teams, product managers, and other marketing professionals. We also include the cost of advertising, direct mail campaigns, and other marketing programs to promote our products in this category.

• General and administrative. This category includes compensation expense for our management team and other corporate functions, including employees in our compliance, finance, human resources, and legal departments. It also includes costs for corporate systems and facilities.

• Depreciation and amortization. Our capital expenditures primarily consist of information technology equipment, leasehold improvements, and capitalized software development costs. We depreciate property and equipment primarily using the straight-line method based on the useful lives of the assets, which range from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized software development costs over their estimated economic life, which range from three to seven years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years.

International Operations

As of December 31, 2014, we had majority-owned operations in 26 countries outside of the United States and included their results of operations and financial condition in our consolidated financial statements. We account for our minority-owned investment in Morningstar Japan K.K. (MJKK) using the equity method.

How We Evaluate Our Business

When our analysts evaluate a stock, they focus on assessing the company's estimated intrinsic value, which is based on estimated future cash flows, discounted to their value in today's dollars. Our approach to evaluating our own business works the same way.

Our goal is to increase the intrinsic value of our business over time, which we believe is the best way to create value for our shareholders. We do not make public financial forecasts for our business because we want to avoid creating any incentives for our management team to make speculative statements about our financial results that could influence our stock price or take actions that help us meet short-term forecasts but may not build long-term shareholder value.

We provide three specific measures that can help investors generate their own assessment of how our intrinsic value has changed over time:

•    Revenue (including organic revenue);
•    Operating income (loss); and
•    Free cash flow, which we define as cash provided by or used for operating activities less capital expenditures.

Organic revenue and free cash flow are not measures of performance set forth under GAAP (generally accepted accounting principles).

We define organic revenue as consolidated revenue excluding acquisitions, divestitures, and foreign currency translations. We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business.

We present free cash flow as supplemental information to help investors better understand trends in our business results over time. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required under GAAP and should not be considered an indicator of liquidity. Moreover, the free cash flow definition we use may not be comparable to similarly titled measures reported by other companies.

To evaluate how successful we've been in maintaining existing business for products and services that have renewable revenue, we calculate a retention rate. We use two different methods for calculating retention. For subscription-based products (including our print newsletters, Morningstar.com Premium Membership service, and Principia software), we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter's actual revenue as the base rate for calculating the renewal percentage. The retention rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2015.

The Year 2014 in Review

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

Despite higher volatility and growing investor concerns about global economic growth and the effect of falling oil prices near the end of the year, the U.S. stock market was relatively strong in 2014. Morningstar's U.S. Market Index, a broad market benchmark, ended the year up 12.9%. Global markets were weaker, though; Morningstar’s Global Markets ex-U.S. Index finished the year down 3.2%.

The fund industry showed moderate growth in 2014, thanks in part to a generally favorable market. Total U.S. mutual fund assets rose to $15.9 trillion as of December 31, 2014, compared with $15.0 trillion as of December 31, 2013, based on data from the Investment Company Institute (ICI). Based on Morningstar’s analysis of fund flow trends, equity mutual funds had estimated net inflows of about $280 billion in 2014, up from about $220 billion in 2013.

Investors have also continued to favor passively managed index funds rather than actively managed portfolios--a trend that was more pronounced in 2014. In 2014, passively managed vehicles had more than $400 billion in net inflows, compared with only $40 billion net inflows for active products (both mutual funds and ETFs). Actively managed U.S. equity funds had net outflows of nearly $100 billion for the year.

The number of mutual funds in the United States rose slightly to about 7,900 in 2014 (excluding multiple share classes), compared with about 7,700 in 2013 based on ICI data. The number of global mutual funds rose to about 78,900 as of September 30, 2014, up from about 75,300 as of September 30, 2013, based on ICI data.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2014 with nearly $2 trillion in assets under management based on ICI data, up from about $1.7 trillion as of December 2013.

Based on data from ComScore, aggregate page views to financial and investment sites were down about 6% in 2014, while the number of unique users decreased a similar amount. The number of pages viewed per visit and time spent per visit both increased modestly. For Morningstar.com, metrics such as unique users and aggregate page views both increased for the year.

Amid these trends, we believe online advertising spending by financial services companies rose moderately in 2014. Magna Global, a division of Interpublic Group, estimates that global online advertising revenue rose about 17% across all industries in 2014, and we believe advertising spending in the financial services industry also increased versus 2013.

In addition to industry developments in 2014, there are several longer-term trends we consider relevant to our business, as outlined below.
In the wake of the financial crisis of 2008 and 2009, regulators have continued to implement new frameworks for financial services companies globally. Many of these rules relate to financial advisor compensation, fees and expenses, investor disclosure, and the use of hedge funds and alternative investments. In the United Kingdom, for example, the Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and "whole of market" investment solutions, became effective in January 2013. Advisors are now required to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias. Financial advisors are also required to fully disclose and have clients agree on fees for advice and charge separately for any funds or investments.
In the European Union, Undertakings for Collective Investments in Transferable Securities (UCITS) is a set of directives designed to enable funds to operate across the region based upon authorization from one state regulator. UCITS IV, which came into effect in July 2011, included requirements for a new Key Investor Information Document (KIID), an easy-to-read annual fact sheet that replaces the Simplified Prospectus. We use our data and production capabilities to help fund companies produce and distribute these documents.

The European Securities and Markets Authority (ESMA) published its final Technical Advice on MIFID (Market in Financial Instruments Directive) and issued a draft version of regulatory technical and implementing standards, which is currently open for comment. The new regulatory framework would go into effect in January 2017 and aims to ensure that secondary markets are fair, transparent, and safe. It also seeks to ensure that investors’ interests are safeguarded when being sold investment products. The main proposals include, among other things, limits on portfolio managers' use of third-party research, quality and organizational rules regarding the provision of advice, additional governance requirements for the manufacturing and distribution of financial instruments and structured deposits, requirements for firms to provide clients with details of all costs and charges related to their investments, and new rules for disclosing the cumulative effect of costs on investor returns.

In Australia, the government has continued to implement the series of Future of Financial Advice reforms that began in July 2013. Several measures that were previously identified for removal were ultimately retained, including requirements relating to annual fee disclosure and compensation structures for financial advisors. In response, we believe financial advisors have become more focused on client engagement to demonstrate the value of the services they provide.

During 2014, the Australian Prudential Regulation Authority increased its level of surveillance on superannuation funds (a type of pension plan for employees to use in saving for retirement) with additional quarterly reporting requirements regarding assets held. We've expanded our data collection and distribution services to help asset management firms and superannuation funds meet these additional requirements.

In the United States, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) into law in July 2010. Dodd-Frank creates a number of new regulatory, supervisory, and advisory bodies and touches on the regulation of virtually every aspect of U.S. financial markets and activities.

Dodd-Frank included a number of corporate governance and disclosure requirements that apply to publicly traded companies generally. It also included changes to the regulatory framework for credit rating agencies granting the SEC more oversight over Nationally Recognized Statistical Rating Organizations (NRSROs), including our Morningstar Credit Ratings subsidiary. While we don't believe Dodd-Frank and related regulations will have a significant effect on other areas of Morningstar, we continue to monitor the potential effect on our clients.

The U.S. Securities and Exchange Commission has been considering rules that would impose a fiduciary standard for financial advisors, which would require them to act in the best interest of clients when making investment recommendations instead of the looser “suitability” standards currently in place. The Department of Labor (DOL) has proposed a similar plan that would only apply to advisors working with defined contribution plans and individual retirement accounts. President Obama recently endorsed the DOL proposal and encouraged the DOL to move ahead with new rules that would require a fiduciary standard for financial advisors providing retirement advice. We believe the increased regulatory scrutiny of advisors may lead to an expanding need for independent advice, tools, and solutions.

Despite generally positive market trends, we believe the business environment for the financial services industry remains challenging. Asset management firms have been facing increasing regulatory burdens, which are leading to higher costs and more cautious spending in other areas. Further, the historically low interest rate environment has caused lower margins for some firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of December 31,
Our business	2014	2013	2012	2014 change	2013 change
Morningstar.com Premium Membership subscriptions (U.S.)	123,274	124,027	123,899	(0.6)%	0.1%
Morningstar.com registered users (U.S.)	8,189,569	7,848,057	7,521,043	4.4%	4.3%
Advisor Workstation clients (U.S.) (1)	181	162	149	11.7%	8.7%
Morningstar Office licenses (U.S.) (1)	4,268	4,073	3,803	4.8%	7.1%
Principia subscriptions (2)	8,178	19,206	26,807	(57.4)%	(28.4)%
Morningstar Direct licenses (3)	10,055	8,514	7,388	18.1%	15.2%
Assets under management and advisement (approximate) ($bil)
Investment Advisory services (4)	$81.0	$83.5	$94.3	(3.0)%	(11.5)%
Retirement Solutions
Managed retirement accounts (5)	$36.8	$31.7	$25.1	16.1%	26.3%
Plan sponsor advice	26.7	22.9	17.7	16.6%	29.4%
Custom models	13.3	11.0	4.4	20.9%	150.0%
Retirement Solutions (total)	$76.8	$65.6	$47.2	17.1%	39.0%
Morningstar Managed Portfolios	$9.3	$7.3	$4.7	27.4%	55.3%
Ibbotson Australia	$3.0	$3.0	$3.3	—%	(9.1)%
Average assets under management and advisement ($bil)	$166.3	$161.6	$181.0	2.9%	(10.7)%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	52	38	19	36.8%	100.0%
Asset value of CMBS new-issue ratings ($bil)	$33.7	$24.5	$15.4	37.6%	59.1%

Our employees (approximate)
Worldwide headcount	3,760	3,565	3,495	5.5%	2.0%
Number of equity and credit analysts	172	165	155	4.2%	6.5%
Number of manager research analysts	100	105	110	(4.8)%	(4.5)%

	Year ended December 31,
Key product revenue ($000)	2014	2013	2012	2014 change	2013 change
Morningstar Data (3)	$137,408	$129,262	$115,273	6.3%	12.1%
Morningstar Advisor Workstation (3)	101,689	93,059	86,048	9.3%	8.1%
Morningstar Direct (3)	91,829	79,358	65,279	15.7%	21.6%
Morningstar.com	58,122	55,637	53,671	4.5%	3.7%
Retirement Solutions	57,252	45,536	38,085	25.7%	19.6%

(1) Beginning in the second quarter of 2014, we changed our reporting to show the number of enterprise clients for Morningstar Advisor Workstation instead of individual licenses. We believe this is a better way to capture underlying business trends because per-user pricing varies significantly depending on the scope of the license. We also began disclosing the number of licenses for Morningstar Office as a separate line item.

(2) We no longer offer new Principia subscriptions and are transitioning subscribers to Morningstar Advisor Workstation and other Morningstar products.

(3) We revised our revenue by product structure in 2013 to better represent how management internally reviews and evaluates product revenue and performance. The most significant revision is that Morningstar Data now excludes Morningstar Commodity Data. We have reclassified the prior-year information for 2012 to reflect these changes. We also made minor corrections to the total number of licenses for Morningstar Direct in 2012.

(4) The decline in assets under advisement reflects difficult market conditions for companies that offer variable annuities. Some of our clients have been managing their funds-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, assets under advisement were down $2.5 billion in 2014 and $10.8 billion in 2013.

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

Because we don't have custody of the underlying assets, it's difficult for us to quantify cash inflows and outflows for these portfolios. The information we receive from most of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot specify the effect of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

(5) Many factors can cause changes in assets under management and advisement for our managed retirement accounts, including employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. The information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

Consolidated Results

Key Metrics ($000)	2014		2013	2012	2014 Change		2013 Change
Revenue	$760,071		$698,266	658,288	8.9%		6.1%
Operating income	$105,594	(1)	$170,654	150,668	(38.1)%		13.3%
Operating margin	13.9%		24.4%	22.9%	(10.5)	pp	1.5	pp

Cash provided by (used for) investing activities	$(31,216)		$(14,861)	80,192	NMF		NMF
Cash used for financing activities	$(71,679)		$(166,372)	(265,176)	(56.9)%		(37.3)%

Cash provided by operating activities	$132,221	(1)	$186,658	145,996	(29.2)%		27.9%
Capital expenditures	(58,320)		(33,583)	(30,039)	73.7%		11.8%
Free cash flow	$73,901	(1)	$153,075	$115,957	(51.7)%		32.0%

____________________________________________________________________________________________
pp — percentage points
NMF — Not meaningful

(1) Operating income and free cash flow for 2014 include a $61.0 million litigation settlement expense and corresponding cash outflow.

We define free cash flow as cash provided by or used for operating activities less capital expenditures. Please refer to the discussion in How We Evaluate our Business for more detail.

Consolidated Revenue

($000)	2014	2013	2012	2014 Change	2013 Change
Revenue
Investment information	$597,046	$555,642	$526,147	7.5%	5.6%
Investment management	163,025	142,624	132,141	14.3%	7.9%
Consolidated revenue	$760,071	$698,266	$658,288	8.9%	6.1%

In 2014, our consolidated revenue rose 8.9%. Some of the main contributors to the increase were Morningstar Direct, Morningstar Retirement Solutions, Morningstar Managed Portfolios, and Morningstar Credit Ratings. Positive results for these products were partially offset by a $9.1 million decline for Principia, as we've been migrating some Principia clients to Morningstar Advisor Workstation and other products. Revenue for Investment Advisory services was down $2.3 million, reflecting the ongoing effect of clients moving to in-house management for fund-of-funds portfolios in the variable annuity industry.

In 2013, our consolidated revenue increased 6.1%. Although our Investment Advisory revenue was down about $7.2 million compared with 2012, most of our other major products performed well. Morningstar Direct, Morningstar Data, Morningstar Managed Portfolios, and Morningstar Retirement Solutions were some of the main contributors to revenue growth in 2013.

Investment information revenue

Investment information products, which make up about 80% of our consolidated revenue, rose $41.4 million, or 7.5%, in 2014 and $29.5 million, or 5.6%, in 2013. Morningstar Direct was the biggest contributor to growth in this product group in both 2014 and 2013, with revenue increasing by $12.5 million in 2014 and $14.1 million in 2013. The number of licenses for Morningstar Direct increased to about 10,000 worldwide at the end of 2014, compared with about 8,500 at the end of 2013 and 7,400 at the end of 2012, with strong growth in both the United States and internationally. Growth in Morningstar Direct reflects additional licenses for both new and existing clients.

Morningstar Advisor Workstation was the second-largest contributor to growth in this product group in 2014 with an additional $8.6 million of revenue, mainly reflecting additional enterprise clients. These positive growth trends were offset by lower revenue for Principia, which was down $9.1 million in 2014 and $4.8 million in 2013. We're no longer selling new subscriptions to Principia, and we’ve been transitioning some Principia subscribers to Morningstar Advisor Workstation and other Morningstar products that meet their needs.

Revenue for Morningstar Credit Ratings rose $8.4 million, reflecting both higher industry-wide new issuance volume in structured credits and growth in our market share for CMBS new-issue ratings versus other rating agencies.

Revenue for Morningstar Data increased $8.1 million, reflecting strong renewal rates and new client contracts for managed products data.

Investment management revenue

Investment management revenue, which represents about 20% of consolidated revenue, was up $20.4 million, or 14.3%, in 2014, driven by higher revenue for Morningstar Retirement Solutions and Morningstar Managed Portfolios. Revenue for Morningstar Retirement Solutions was up $11.7 million year over year, reflecting strong asset growth from both new and existing clients. Revenue for Morningstar Managed Portfolios increased $8.5 million, driven by net inflows and positive market returns over the past 12 months.

Companies that offer variable annuities have continued to face difficult market conditions, which has prompted some of our clients to begin managing their fund-of-funds portfolios in-house instead of using outside subadvisors. Because of this trend, revenue for our Investment Advisory services was down about $2.3 million year over year, and assets under advisement were down $2.5 billion over the same period.

Because the variable annuity industry, which accounted for approximately 2% of consolidated revenue in 2014 and 2013, continues to face challenges, we expect there will be further pressure on revenue from variable annuity clients.

Investment management revenue increased $10.5 million, or 7.9%, in 2013 as positive trends in assets under management for Retirement Solutions and Morningstar Managed Portfolios more than offset lower revenue for Investment Advisory services. Our Investment Advisory revenue was about $7.2 million lower in 2013 versus 2012, and assets under advisement for these services were down $10.8 billion over the same period.

The asset-based fees we earn are generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $166.3 billion in 2014, compared with $161.6 billion in 2013 and $181.0 billion in 2012. We had $94.1 million in revenue from asset-based fees in 2014, an increase of $5.5 million compared with $88.6 million in 2013. In 2012, revenue from asset-based fees was $81.4 million. Revenue from asset-based fees made up approximately 12.4% of consolidated revenue in 2014, down slightly from 12.7% in 2013.

Organic revenue

To make it easier to compare our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In April 2014, we acquired ByAllAccounts, Inc. (ByAllAccounts) and in June 2014, we acquired an additional 81.3% interest in HelloWallet Holdings, Inc. (HelloWallet) to become the sole owner. During the second quarter of 2013, we acquired an additional 76% interest in Morningstar Sweden AB to become the sole owner.

We exclude revenue from businesses acquired or divested from organic revenue for a period of 12 months after we complete the acquisition or divestiture.

In 2014, we had $11.4 million in incremental revenue from acquisitions, primarily from ByAllAccounts and HelloWallet. In addition, currency translations reduced revenue by about $2.5 million in 2014, mainly because of the weaker Australian dollar and Canadian dollar, partially offset by the stronger British pound. Excluding acquisitions, divestitures, and foreign currency translations, organic revenue was up 7.6% in 2014.

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

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

2014 vs. 2013 ($000)	2014	2013	Change
Consolidated revenue	$760,071	$698,266	8.9%
Less: acquisitions	(11,397)	—
Less: divestitures	—	—
Unfavorable effect of foreign currency translations	2,459	—
Organic revenue	$751,133	$698,266	7.6%

2013 vs. 2012 ($000)	2013	2012	Change
Consolidated revenue	$698,266	$658,288	6.1%
Less: acquisitions	(3,746)	—
Less: divestitures	—	(4,144)
Unfavorable effect of foreign currency translations	3,575	—
Organic revenue	$698,095	$654,144	6.7%

Organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Revenue by region

	Year ended December 31
($000)	2014	2013	2012	2014 Change	2013 Change
United States	$550,740	$500,730	$466,947	10.0%	7.2%

United Kingdom	61,844	56,298	56,794	9.9%	(0.9)%
Continental Europe	62,677	57,580	49,844	8.9%	15.5%
Australia	34,977	35,289	38,229	(0.9)%	(7.7)%
Canada	30,790	31,845	30,664	(3.3)%	3.9%
Asia	15,830	13,860	13,765	14.2%	0.7%
Other	3,213	2,664	2,045	20.6%	30.3%
Total International	209,331	197,536	191,341	6.0%	3.2%

Consolidated revenue	$760,071	$698,266	$658,288	8.9%	6.1%

International revenue made up about 28% of our consolidated revenue in 2014, 2013, and 2012. About 60% of our international revenue is from Continental Europe and the United Kingdom. We also have a fairly large revenue base in Australia and Canada.

Revenue from international operations rose 6.0% in 2014. Excluding acquisitions and foreign currency translations, revenue from international operations increased 6.2%. Our operations in Continental Europe were the main contributors to the increase, followed by the United Kingdom and Australia.

In 2013, revenue from international operations rose 3.2%, as our operations in Continental Europe enjoyed stronger product sales, but this growth was partly offset by negative currency movements (mainly the weaker Australian dollar).

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

($000)	2014	2013	Change
International revenue	$209,330	$197,536	6.0%
Less: acquisitions	(1,949)	—
Less: divestitures	—	—
Unfavorable effect of foreign currency translations	2,459	—
International organic revenue	$209,840	$197,536	6.2%

($000)	2013	2012	Change
International revenue	$197,536	$191,341	3.2%
Less: acquisitions	(3,746)	—
Less: divestitures	—	(3,814)
Unfavorable effect of foreign currency translations	3,575	—
International organic revenue	$197,365	$187,527	5.2%

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

For contract-based products and services (such as Morningstar Data, Investment Advisory services, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average annual renewal rate was approximately 95% in 2014, compared with 94% in 2013. Many of our products have shown positive trends in renewal rates over the past three years, which was partially offset by lower renewals for variable annuity clients for Investment Advisory services. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2014, we estimate that our annual retention rate for subscription-based products, such as Principia, Morningstar.com's Premium Membership service, and print and online newsletters, was approximately 69% in 2014, down from 71% in 2013. The decline was mainly driven by subscription losses from Principia.

Consolidated Operating Expense

($000)	2014	2013	2012	2014 Change		2013 Change
Cost of revenue	$318,638	$271,437	$246,783	17.4%		10.0%
% of revenue	41.9%	38.9%	37.5%	3.0	pp	1.4	pp
Sales and marketing	111,088	103,614	108,884	7.2%		(4.8)%
% of revenue	14.6%	14.8%	16.5%	(0.2)	pp	(1.7)	pp
General and administrative	108,865	106,868	108,857	1.9%		(1.8)%
% of revenue	14.3%	15.3%	16.5%	(1.0)	pp	(1.2)	pp
Depreciation and amortization	54,886	45,693	43,096	20.1%		6.0%
% of revenue	7.2%	6.5%	6.5%	0.7	pp	0.0	pp
Litigation settlement	61,000	—	—	100.0%		—%
% of revenue	8.0%	—	—	8.0	pp	0.0	pp
Total operating expense	$654,477	$527,612	$507,620	24.0%		3.9%
% of revenue	86.1%	75.6%	77.1%	10.5	pp	(1.5)	pp

Note: Following our change to a more centralized structure during 2013, we refined the classification of employees within operating expense categories. As a result, approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue starting in the second half of 2013. These changes added approximately $14 million of compensation expense to cost of revenue in 2014 versus 2013 as well as in 2013 versus 2012, and reduced the compensation expense included in the sales and marketing and general and administrative categories by approximately $8 million and $6 million in each of these periods, respectively. These changes did not affect total operating expense or operating income for any of the periods presented.

In 2014, our operating expense was up $126.9 million, or 24.0%. We settled a dispute with Business Logic during the second quarter of 2014 for $61.0 million, which contributed nearly half of this increase. Higher compensation expense (including salaries, bonus, and other company-sponsored benefits) also contributed to the change. We had approximately 3,760 employees worldwide at the end of 2014, compared with 3,565 at the end of 2013--an increase of approximately 200 employees. About half of the change reflects new employees added with the ByAllAccounts and HelloWallet acquisitions. We also added product and technology roles in the United States as well as equity data analysts in India.

Commission expense rose $10.0 million in 2014, mainly because we changed to a new sales commission structure that requires a different accounting treatment. We now expense commissions as incurred instead of amortizing them over the term of the underlying contracts. However, we continued to amortize the prepaid commission balance from our previous commission plan during 2014.

Depreciation expense was up $8.4 million in 2014, mainly reflecting additional capitalized software development and computer software purchases for our U.S. operations.

Production expense was up $6.7 million in 2014, mainly reflecting higher costs for information technology maintenance agreements and infrastructure, as well as an unrealized loss on some of our model portfolios.

This expense growth was partially offset by an increase in capitalized software development, which reduced operating expense. In 2014, we capitalized $18.8 million of software development costs for ongoing enhancements as well as new development of upgraded software platforms, compared with $8.1 million in 2013.

In 2013, our operating expense was up $20.0 million, or 3.9%, mainly because of higher salary expense, depreciation expense, professional fees, and bonus expense. Salary expense rose $6.3 million for the year, primarily because of pay raises made in July 2013. In addition, while headcount was down in the first nine months of the year, we hired about 75 net new employees during the fourth quarter. By the end of 2013, we had about 3,565 employees worldwide, compared with 3,495 at the end of 2012.

Depreciation expense increased $5.1 million during 2013, mainly reflecting additional capitalized software development and computer software purchases for our U.S. operations. Professional fees were up $5.0 million in 2013, primarily reflecting higher legal expense.

Total operating expense also includes bonus expense and stock-based compensation expense, which we include in each of the cost categories shown in the table above. Bonus expense was $48.1 million in 2014, compared with $40.9 million in 2013 and $36.2 million in 2012.

Stock-based compensation expense was $17.6 million in 2014, compared with $15.0 million in 2013 and $18.9 million in 2012.

Overall, operating expense as a percentage of revenue increased 10.5 percentage points in 2014, mainly because of the $61.0 million litigation settlement expense. Operating expense as a percentage of revenue was down 1.5 percentage points in 2013.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense.

In both 2014 and 2013, the $14 million of additional expense from the shift in employee cost categories discussed above was a major factor behind the growth in cost of revenue. In 2014, other increases in salary expense, bonus, and other compensation costs--which totaled about $44.4 million--also contributed to growth in this category. Production expense was up $6.7 million in 2014, mainly reflecting higher costs for information technology maintenance agreements and infrastructure, as well as an unrealized loss on some of our model portfolios.

These increases were partially offset by a higher level of capitalized software development in 2014. We capitalized $18.8 million of software development in 2014, compared with $8.1 million in 2013 and $8.5 million in 2012.

As a percentage of revenue, cost of revenue increased by about 3.0 percentage points in 2014 and 1.4 percentage points in 2013, with approximately 2 percentage points of the change in both years driven by the shift in expense categories.

Sales and marketing

As discussed above, the shift in employee cost categories reduced sales and marketing expense by approximately $8 million in both 2014 and 2013. Despite this reduction, total sales and marketing expense was still up $7.5 million in 2014, mainly because of higher sales commission costs following the change in commission plan discussed above. Additional costs for advertising and marketing also contributed to this increase, but to a lesser extent. This expense growth was partly offset by lower costs for travel, training, and conferences.

Sales and marketing expense was down $5.3 million in 2013, mainly driven by the shift in expense categories discussed above. Higher sales commissions of $2.6 million partly offset this decrease.

As a percentage of revenue, sales and marketing expense was down 0.2 percentage points in 2014 and 1.7 percentage points in 2013, mainly because of the shift in expense categories.

General and administrative

The shift in employee cost categories discussed above reduced general and administrative (G&A) expense by approximately $6 million in both 2014 and 2013. Despite this reduction, total G&A expense still increased by $2.0 million in 2014. Rent and facilities costs were up $2.8 million versus 2013, mainly because we expanded our office space in the United States. This additional expense was partially offset by a $1.5 million credit we recorded for damages received in connection with a legal matter in the first quarter of 2014, which partially offset growth in legal and other professional fees.

G&A expense was down $2.0 million in 2013. There were three main items that contributed to the decline. First, G&A expense in 2012 included $3.2 million for accelerated vesting of restricted stock issued to a former executive in a business we acquired. This expense did not recur in 2013. Second, we had an additional $1.6 million of combined expense in 2012 for an impairment charge for one of our smaller products and a litigation settlement. This expense did not recur in 2013, either. Third, the shift in expense categories discussed above partially offset growth in salary, benefits, and other compensation expense.

Higher professional fees of $3.6 million partially offset the decline in G&A expense in 2013. In addition, our 2012 results included a benefit of approximately $1.0 million for the resolution of a prior-year business tax expense matter. This benefit did not recur in 2013.

G&A expense as a percentage of revenue was down 1.0 percentage points in 2014 and 1.2 percentage points in 2013, mainly because of the shift in expense categories.

Depreciation and amortization

Intangible amortization expense increased $0.8 million in 2014 and $2.5 million in 2013, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of intangible assets from some previous acquisitions. However, depreciation expense rose $8.4 million in 2014, mainly because of higher capital expenditures for computer software and a higher level of capitalized software development for our operations in the United States. Depreciation expense increased $5.1 million in 2013, mainly because of additions to capitalized software development and purchases of computer software.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that this expense will total approximately $21.9 million in 2015. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

Overall, depreciation and amortization increased $9.2 million in 2014 and $2.6 million in 2013.

Litigation settlement

We recorded a $61.0 million litigation settlement expense in the second quarter of 2014 related to our agreement with Business Logic. This settlement contributed nearly half of the increase in operating expense in 2014.

Consolidated Operating Income

($000)	2014		2013		2012
Operating income	$105,594		$170,654		$150,668
% change	(38.1)%		13.3%		8.9%
Operating margin	13.9%		24.4%		22.9%
Change	(10.5)	pp	1.5	pp	1.0	pp

Consolidated operating income decreased $65.1 million in 2014 as our revenue increased $61.8 million and operating expense rose by $126.9 million. Operating margin was 13.9%, a decrease of 10.5 percentage points compared with 2013.

The $61.0 million settlement was the biggest contributor to the decline in operating income and operating margin in 2014. We also had higher salary and other compensation-related expense from additional headcount, reflecting both new hires and employees added with the ByAllAccounts and HelloWallet acquisitions.

Excluding the settlement, we reported adjusted operating income of $166.6 million in 2014, a decrease of 2.4% compared with 2013. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

($000)	2014	2013	2012	2014 Change	2013 Change
Operating income	$105,594	$170,654	$150,668	(38.1)%	13.3%
Less: litigation settlement	61,000	—	—	100.0%	—%
Adjusted operating income	$166,594	$170,654	$150,668	(2.4)%	13.3%

Excluding the settlement, we reported an adjusted operating margin of 21.9% in 2014, a decrease of 2.5 percentage points. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

($000)	2014	2013	2012	2014 Change		2013 Change
Operating margin	13.9%	24.4%	22.9%	(10.5)	pp	1.5	pp
Less: litigation settlement	8.0%	—%	—%	8.0	pp	—	pp
Adjusted operating margin	21.9%	24.4%	22.9%	(2.5)	pp	1.5	pp

In 2013, consolidated operating income rose $20.0 million, and our margin was up 1.5 percentage points as revenue growth of $40.0 million outpaced expense growth of $20.0 million.

Lower salary expense as a percentage of revenue contributed approximately 1.0 percentage points to the operating margin improvement in 2013; lower stock-based compensation expense and intangible amortization expense as a percentage of revenue also had favorable effects of 0.7 percentage points and 0.5 percentage points, respectively. Partially offsetting these improvements, professional fees and depreciation expense as a percentage of revenue were both up 0.6 percentage points, and bonus expense as a percentage of revenue rose 0.4 percentage points.

Key Metrics ($mil)

Free cash flow
108.6
73.9
2010
2011
2012
2013
2014

	2010	2011	2012	2013	**2014**
Operating income	121.1	138.4	150.7	170.7	**105.6***
Consolidated revenue	555.4	631.4	658.3	698.3	**760.1**
Free cash flow	108.6	141.7	116.0	153.1	**73.9***

Non-Operating Income, Equity in Net Income of Unconsolidated Entities, and Income Tax Expense

Non-Operating Income

The following table presents the components of non-operating income, net:

($000)	2014	2013	2012
Interest income	$2,562	$2,940	$5,464
Interest expense	(512)	(228)	(311)
Gain on sale of investments, net	1,018	4,207	538
Holding gain upon acquisition of additional ownership of equity-method investments	5,168	3,635	—
Other income (expense), net	68	(3,198)	(2,734)
Non-operating income, net	$8,304	$7,356	$2,957

Interest income mainly reflects interest from our investment portfolio. The 2014 increase in interest expense mainly relates to the outstanding principal balance on the credit facility we established in the third quarter of 2014. The decrease in interest income in 2013 reflects lower balances of cash equivalents and investments. Interest income in 2012 also included approximately $0.7 million of interest income related to the business tax refund for prior years recorded in 2012.

Non-operating income in 2014 includes the $5.2 million gain we recorded with our purchase of the remaining ownership interest in HelloWallet, which was previously a minority investment. Non-operating income in 2013 includes the $3.6 million gain we recorded with our purchase of the remaining ownership interest in Morningstar Sweden, which was also previously a minority investment.

Other income (expense), net includes foreign currency exchange gains and losses arising from the ordinary course of business related to our U.S. and non-U.S. operations and royalty income from MJKK. In 2012, other expense, net included a $2.0 million loss on the sale of our investment in Bundle Corporation.

Equity in Net Income of Unconsolidated Entities

($000)	2014	2013	2012
Equity in net income of unconsolidated entities	$39	$1,428	$2,027

Equity in net income of unconsolidated entities mainly consists of our portion of the net income (loss) of Morningstar Japan K.K. (MJKK), YCharts, Inc., and Inquiry Financial Europe AB. In 2012 and the first four months of 2013, this category also included our portion of the net income (loss) of Morningstar Sweden. In May 2013, we acquired the remaining 76% interest in Morningstar Sweden for $14.6 million in cash, increasing our ownership interest to become the sole owner. Because Morningstar Sweden is now a wholly owned subsidiary, we no longer account for our investment using the equity method.

Equity in net income of unconsolidated entities is primarily from our position in MJKK. The $1.4 million decrease in 2014 reflects an impairment charge for our ownership interest in a smaller unconsolidated entity.

We describe our investments in unconsolidated entities in more detail in Note 10 of the Notes to our Consolidated Financial Statements.

Income Tax Expense

The following table summarizes the components of our effective tax rate:

($000)	2014	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$113,898	$178,010	$153,625
Equity in net income of unconsolidated entities	39	1,428	2,027
Net loss attributable to the noncontrolling interest	42	122	117
Total	$113,979	$179,560	$155,769
Income tax expense	$35,678	$56,031	$52,878
Effective tax rate	31.3%	31.2%	33.9%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 15 of the Notes to our Consolidated Financial Statements.

Our effective tax rate in 2014 was 31.3%, almost exactly at par with 2013, when we provided for income taxes at an estimated tax rate of 31.2%.

Our effective tax rate in 2013 was 31.2%, a decrease of 2.7 percentage points compared with 33.9% in 2012. The decrease mainly reflects adjustments to certain deferred income tax benefits and the recognition of additional tax credits and incentives.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $21.5 million, or 54% of our total investments balance as of December 31, 2014) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 28% of our cash, cash equivalents, and investments as of December 31, 2014 was held by our operations in the United States, down from about 51% as of December 31, 2013. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Cash provided by operating activities is our main source of cash. In 2014, cash provided by operating activities was $132.2 million, driven by $143.6 million of net income, adjusted for non-cash items, partially offset by $11.4 million in changes from our net operating assets and liabilities.

As of December 31, 2014, we had cash, cash equivalents, and investments of $224.6 million, a decrease of $74.0 million compared with $298.6 million as of December 31, 2013. The reduction reflects $76.7 million used to repurchase common stock through our share repurchase program, $64.4 million used for the acquisitions of ByAllAccounts and HelloWallet, $61.0 million for the Business Logic settlement, $58.3 million of capital expenditures, and bonus payments of $39.8 million made during the first quarter of 2014. These outflows were partially offset by cash provided by operating activities and the $30.0 million drawn on the credit facility described below.

In July 2014, we established a $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. We drew on this credit facility during the third quarter of 2014 and had an outstanding principal balance of $30.0 million as of December 31, 2014 at an interest rate of LIBOR plus 100 basis points, leaving borrowing availability of $45.0 million.

In 2014, we also paid dividends of $30.5 million. In February 2015, our board of directors declared a quarterly dividend of 19 cents per share. The dividend is payable on April 30, 2015 to shareholders of record as of April 10, 2015. We expect to make regular quarterly dividend payments of 19 cents per share in 2015.

In December 2013, our board of directors approved a $200.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $700.0 million. We may repurchase shares of our outstanding common stock from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In 2014, we repurchased a total of approximately 1.1 million shares for $76.7 million. As of December 31, 2014, we have repurchased a total of 8.1 million shares for $526.5 million since we announced the share repurchase program in September 2010.

We expect to continue making capital expenditures in 2015, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

We also expect to use a portion of our cash and investments balances in the first quarter of 2015 to make annual bonus payments of approximately $48.0 million related to the 2014 bonus.

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

($000)	2014	2013	2012	2014 Change	2013 Change
Cash provided by operating activities	$132,221	$186,658	$145,996	(29.2)%	27.9%
Capital expenditures	(58,320)	(33,583)	(30,039)	73.7%	11.8%
Free cash flow	$73,901	$153,075	$115,957	(51.7)%	32.0%

We generated positive free cash flow of $73.9 million in 2014, a decrease of $79.2 million versus 2013. Free cash flow was down largely because of the $61.0 million payment in connection with our litigation settlement, as well as an increase in capital expenditures in 2014. In 2013, free cash flow was up $37.1 million from 2012, reflecting higher cash provided by operating activities.

Acquisitions

We invested a total of $75.5 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 8 of the Notes to our Consolidated Financial Statements.

Divestitures

We sold two businesses in 2012 and received a total of $6.7 million related to these sales. For more information, please see Note 9 of the Notes to our Consolidated Financial Statements.

Subsequent Events

See Note 18 in the Notes to our Consolidated Financial Statements for information on events subsequent to December 31, 2014.

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

Much of our revenue comes from the sale of subscriptions or licenses for publications, software, and Internet-based products and services. We recognize this revenue in equal amounts over the term of the subscription or license, which generally ranges from one to three years. We also provide analysis, investment advisory, retirement advice, and other services. We recognize this revenue when the service is provided or during the service obligation period defined in the contract.

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

We make judgments at the beginning of an arrangement regarding whether or not collection is probable. We typically sell to institutional customers with whom we have a history of successful collections and assess the probability of collection on a case-by-case basis.

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. As of December 31, 2014, our deferred revenue was $146.0 million. We expect to recognize this deferred revenue in future periods as we fulfill our service obligations. The amount of deferred revenue may increase or decrease primarily based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

Acquisitions, Goodwill, and Other Intangible Assets
Our financial statements reflect the operations of an acquired business starting from the completion of the transaction. We record the estimated fair value of assets acquired and liabilities assumed as of the date of acquisition.
Allocating the purchase price to the acquired assets and liabilities involves management judgment. On occasion we may obtain the assistance of third-party valuation experts for significant assets. We base the fair value estimates on available historical information and on future expectations and assumptions that we believe are reasonable, but these estimates are inherently uncertain.

Determining the fair value of intangible assets requires significant management judgment in each of the following areas:

•
Identify the acquired intangible assets: For each acquisition, we identify the intangible assets acquired. These intangible assets generally consist of customer relationships, trademarks and trade names, technology-related intangibles (including internally developed software and databases), and non-compete agreements.

•
Estimate the fair value of these intangible assets: We consider various approaches to value the intangible assets. These include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with another asset of like utility; the market approach, which values the asset through an analysis of sales and offerings of comparable assets; and the income approach, which measures the value of an asset based on the present value of the economic benefits it is expected to produce.

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

We record any excess of the purchase price over the estimated fair values of the net assets acquired as goodwill, which is not amortized. Instead, it is subject to an impairment test annually, or whenever indicators of impairment exist, based on a discounted cash-flow model. We review the carrying value of goodwill for impairment at least annually based on the estimated fair value of our reporting unit. If we determine that goodwill is impaired, we reduce the goodwill balance to reflect the revised fair value.
For purposes of performing the impairment test, fair values are determined using a discounted cash-flow methodology. This requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses and determination of weighted average cost of capital.
We believe the accounting estimates related to purchase price allocations in connection with acquisitions and subsequent goodwill impairment testing are critical accounting estimates because changes in these assumptions could materially affect the amounts and classifications of assets and liabilities presented in our Consolidated Balance Sheets, as well as the amount of amortization and depreciation expense, if any, recorded in our Consolidated Statements of Income.
Stock-Based Compensation

We include stock-based compensation expense in each of our operating expense categories. Our stock-based compensation expense primarily reflects grants of restricted stock units, restricted stock, and performance share awards.

Under FASB ASC 718, Compensation—Stock Compensation, we measure stock-based compensation expense at the grant date based on the fair value of the award and recognize the expense ratably over the award's vesting period. We measure the fair value of our restricted stock units on the date of grant based on the market price of the underlying common stock as of the close of trading on the day before the grant. We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We later adjust this forfeiture assumption to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions do not change the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions would only affect the timing of expense recognition over the vesting period.

We adjust the stock-based compensation expense to reflect those awards that ultimately vested and update our estimate of the forfeiture rate that will be applied to awards not yet vested.

We believe the estimates related to stock-based compensation expense are critical accounting estimates because the assumptions used could significantly impact the timing and amount of stock-based compensation expense recorded in our Consolidated Financial Statements.

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

As of December 31, 2014, we had gross deferred tax assets of $46.4 million and gross deferred tax liabilities of $56.7 million. The deferred tax assets include $7.7 million of deferred tax assets related to $37.9 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $5.1 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2014 and the expected timing of cash payments related to these contractual obligations:

($000)	2015	2016	2017	2018	2019	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$19,395	$20,299	$19,270	$16,916	$12,632	$48,203	$136,715
Minimum payments on credit facility (2)	30,100	—	—	—	—	—	30,100
Unrecognized tax benefits (3)	5,124	—	—	—	—	—	5,124
Total	$54,619	$20,299	$19,270	$16,916	$12,632	$48,203	$171,939

(1) The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2) The 2015 minimum payments on the credit facility reflect the current outstanding principal balance of $30 million and an estimate for interest and commitment fees. Only the interest and commitment fees are mandatory payments during 2015, as we anticipate renewing the one-year revolving credit facility in July 2015 and any outstanding principal balance at that time.

(3) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits) recorded in accordance with FASB ASC 740, Income Taxes. The amount included in the table represents items that may be resolved through settlement of tax audits or for which the statutes of limitations are expected to lapse during 2015. The table excludes $6.6 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2014, for which we cannot make a reasonably reliable estimate of the period of payment.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in proprietary Morningstar portfolios and exchange-traded funds based on some of our proprietary indexes, as well as various mutual funds. As of December 31, 2014, our cash, cash equivalents, and investments balance was $224.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2014:

	Year ended December 31, 2014
($000, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of December 31, 2014	1.2156	1.5534	0.8158	—

Foreign denominated percentage of revenue	5.6%	8.1%	4.5%	9.4%
Foreign denominated percentage of operating income	7.8%	(7.7)%	3.3%	(20.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(7,420)	$(9,320)	$(6,327)	$(11,129)
Estimated effect of a 10% adverse currency fluctuation on operating income	$(1,575)	$1,089	$(827)	$(1,358)

Our exposure to net investment in foreign currencies for the year ended December 31, 2014 is presented in the following table:

	As of December 31, 2014
($000)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$82,040	$129,096	$75,396	$131,099
Liabilities	33,452	42,144	55,625	56,581
Net currency position	$48,588	$86,952	$19,771	$74,518

Estimated effect of a 10% adverse currency fluctuation on equity	$(4,859)	$(8,695)	$(1,977)	$(7,452)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morningstar, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of Morningstar Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:
We have audited Morningstar Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morningstar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Morningstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the financial statement schedule and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.
/s/ KPMG LLP
Chicago, Illinois
February 27, 2015

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31 (in thousands except per share amounts)	2014	2013	2012
Revenue	$760,071	$698,266	$658,288

Operating expense:
Cost of revenue	318,638	271,437	246,783
Sales and marketing	111,088	103,614	108,884
General and administrative	108,865	106,868	108,857
Depreciation and amortization	54,886	45,693	43,096
Litigation settlement	61,000	—	—
Total operating expense	654,477	527,612	507,620

Operating income	105,594	170,654	150,668

Non-operating income:
Interest income, net	2,050	2,712	5,153
Gain on sale of investments, reclassified from other comprehensive income	1,018	4,207	538
Holding gain upon acquisition of additional ownership of equity method investments	5,168	3,635	—
Other income (expense), net	68	(3,198)	(2,734)
Non-operating income, net	8,304	7,356	2,957

Income before income taxes and equity in net income of unconsolidated entities	113,898	178,010	153,625

Equity in net income of unconsolidated entities	39	1,428	2,027

Income tax expense	35,678	56,031	52,878

Consolidated net income from continuing operations	78,259	123,407	102,774

Gain on sale of discontinued operations, net of tax	—	—	5,188

Consolidated net income	78,259	123,407	107,962

Net loss attributable to noncontrolling interest	42	122	117

Net income attributable to Morningstar, Inc.	$78,301	$123,529	$108,079

Amounts attributable to Morningstar, Inc.:
Net income from continuing operations, net of tax	$78,301	$123,529	$102,891
Net income from discontinued operations, net of tax	—	—	5,188
Net income attributable to Morningstar, Inc.	$78,301	$123,529	$108,079

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$1.75	$2.68	$2.12
Discontinued operations	—	—	0.11
	$1.75	$2.68	$2.23
Diluted:
Continuing operations	$1.74	$2.66	$2.10
Discontinued operations	—	—	0.10
	$1.74	$2.66	$2.20
Dividends per common share:
Dividends declared per common share	$0.700	$0.545	$0.425
Dividends paid per common share	$0.680	$0.375	$0.525

Weighted average shares outstanding:
Basic	44,675	46,158	48,497
Diluted	44,901	46,491	49,148

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Year ended December 31 (in thousands)	2014	2013	2012

Consolidated net income	$78,259	$123,407	$107,962

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(29,793)	(4,539)	6,838
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	420	2,408	1,455
Reclassification of gains included in net income	(643)	(2,631)	(344)
Other comprehensive income (loss)	(30,016)	(4,762)	7,949

Comprehensive income	48,243	118,645	115,911
Comprehensive loss attributable to noncontrolling interest	131	345	268
Comprehensive income attributable to Morningstar, Inc.	$48,374	$118,990	$116,179

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in thousands except share amounts)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$185,150	$168,160
Investments	39,422	130,407
Accounts receivable, less allowance of $1,520 and $1,089, respectively	136,735	114,131
Deferred tax asset, net	9,000	3,892
Income tax receivable, net	6,870	3,942
Other	22,596	26,361
Total current assets	399,773	446,893
Property, equipment, and capitalized software, net	117,561	104,986
Investments in unconsolidated entities	28,798	38,714
Goodwill	370,054	326,450
Intangible assets, net	95,905	103,909
Other assets	7,190	9,716
Total assets	$1,019,281	$1,030,668

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$34,268	$42,131
Accrued compensation	80,476	71,403
Deferred revenue	145,979	149,225
Short-term debt	30,000	—
Other current liabilities	3,036	6,786
Total current liabilities	293,759	269,545
Accrued compensation	7,946	8,193
Deferred tax liability, net	25,978	23,755
Deferred rent	26,390	23,938
Other long-term liabilities	10,810	13,947
Total liabilities	364,883	339,378

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,345,763 and 44,967,423 shares were outstanding as of December 31, 2014 and December 31, 2013, respectively	4	5
Treasury stock at cost, 8,257,214 shares as of December 31, 2014 and 7,202,896 shares as of December 31, 2013	(524,356)	(449,054)
Additional paid-in capital	561,075	539,507
Retained earnings	641,527	594,626
Accumulated other comprehensive income (loss):
Currency translation adjustment	(25,095)	4,609
Unrealized gain on available-for-sale investments	341	564
Total accumulated other comprehensive income (loss)	(24,754)	5,173
Total Morningstar, Inc. shareholders’ equity	653,496	690,257
Noncontrolling interest	902	1,033
Total equity	654,398	691,290
Total liabilities and equity	$1,019,281	$1,030,668

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in thousands, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2011	50,083,940	$5	$(46,701)	$491,432	$409,022	$1,612	$1,646	$857,016

Net income (loss)		—	—	—	108,079	—	(117)	107,962
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $614		—	—	—	—	1,455	—	1,455
Reclassification of adjustments for gains included in net income, net of income tax of $194		—	—	—	—	(344)	—	(344)
Foreign currency translation adjustment, net		—	—	—	—	6,989	(151)	6,838
Other comprehensive income (loss), net		—	—	—	—	8,100	(151)	7,949

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	715,888	—	1,342	3,467	—	—	—	4,809
Stock-based compensation — restricted stock units		—	—	13,451	—	—	—	13,451
Stock-based compensation — restricted stock		—	—	5,013	—	—	—	5,013
Stock-based compensation — stock options		—	—	441	—	—	—	441
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	7,210	—	—	—	7,210
Common shares repurchased	(4,258,257)	—	(256,480)	—	—	—	—	(256,480)
Dividends declared — common shares outstanding		—	—	—	(20,420)	—	—	(20,420)
Dividends declared — restricted stock units		—	—	271	(327)	—	—	(56)
Adjustment to noncontrolling interest		—	—	—	—	—	—	—

Balance as of December 31, 2012	46,541,571	5	(301,839)	521,285	496,354	9,712	1,378	726,895

Net income (loss)		—	—	—	123,529	—	(122)	123,407
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax of $1,469		—	—	—	—	2,408	—	2,408
Reclassification of adjustments for gains included in net income, net of income tax of $1,576		—	—	—	—	(2,631)	—	(2,631)
Foreign currency translation adjustment, net		—	—	—	—	(4,316)	(223)	(4,539)
Other comprehensive income (loss), net		—	—	—	—	(4,539)	(223)	(4,762)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	437,263	—	1,633	(2,908)	—	—	—	(1,275)
Stock-based compensation — restricted stock units		—	—	14,163	—	—	—	14,163
Stock-based compensation — restricted stock		—	—	388	—	—	—	388
Stock-based compensation — stock-options		—	—	492	—	—	—	492
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	5,898	—	—	—	5,898
Common shares repurchased	(2,011,411)		(148,848)	—	—	—	—	(148,848)
Dividends declared — common shares outstanding		—	—	—	(24,977)	—	—	(24,977)
Dividends declared — restricted stock units		—	—	189	(280)	—	—	(91)

Balance as of December 31, 2013	44,967,423	5	(449,054)	539,507	594,626	5,173	1,033	691,290

Net income (loss)		—	—	—	78,301	—	(42)	78,259
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $235		—	—	—	—	420	—	420
Reclassification of adjustments for gains included in net income, net of income tax of $375		—	—	—	—	(643)	—	(643)
Foreign currency translation adjustment, net		—	—	—	—	(29,704)	(89)	(29,793)
Other comprehensive income (loss), net		—	—	—	—	(29,927)	(89)	(30,016)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	452,344	—	1,429	(624)	—	—	—	805
Stock-based compensation — restricted stock units		—	—	16,307	—	—	—	16,307
Stock-based compensation — restricted stock		—	—	388	—	—	—	388
Stock-based compensation — performance share awards		—	—	505	—	—	—	505
Stock-based compensation — stock-options		—	—	424	—	—	—	424
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	4,449	—	—	—	4,449
Common shares repurchased	(1,074,004)	(1)	(76,731)	—	—	—	—	(76,732)
Dividends declared — common shares outstanding		—	—	—	(31,211)	—	—	(31,211)
Dividends declared — restricted stock units		—	—	119	(189)	—	—	(70)

Balance as of December 31, 2014	44,345,763	$4	$(524,356)	$561,075	$641,527	$(24,754)	$902	$654,398

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31 (in thousands)	2014	2013	2012

Operating activities
Consolidated net income	$78,259	$123,407	$107,962
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	54,886	45,693	43,096
Deferred income taxes	3,028	(1,133)	6,316
Stock-based compensation expense	17,624	15,043	18,905
Provision for bad debt	526	825	1,016
Equity in net income of unconsolidated entities	(39)	(1,428)	(2,027)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(4,449)	(5,898)	(7,210)
Gain on sale of discontinued operations, net of tax	—	—	(5,188)
(Gain) Loss on sale of cost-method investment	(353)	—	2,034
Holding gain upon acquisition of additional ownership of equity-method investments	(5,168)	(3,635)	—
Other, net	(715)	(1,830)	142
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(25,916)	(1,593)	(17,124)
Other assets	(5,336)	(2,302)	223
Accounts payable and accrued liabilities	(1,960)	(1,244)	1,173
Accrued compensation	19,484	3,153	(8,861)
Income taxes—current	2,274	16,794	(1,205)
Deferred revenue	(1,690)	3,658	7,769
Deferred rent	3,027	(1,484)	407
Other liabilities	(1,261)	(1,368)	(1,432)
Cash provided by operating activities	132,221	186,658	145,996

Investing activities
Purchases of investments	(20,353)	(140,051)	(145,491)
Proceeds from maturities and sales of investments	111,551	171,243	260,317
Capital expenditures	(58,320)	(33,583)	(30,039)
Acquisitions, net of cash acquired	(64,447)	(11,079)	—
Proceeds from sale of a business, net	—	957	5,734
Purchases of equity- and cost-method investments	—	(2,751)	(10,304)
Other, net	353	403	(25)
Cash provided by (used for) investing activities	(31,216)	(14,861)	80,192

Financing activities
Common shares repurchased	(76,732)	(153,514)	(251,813)
Dividends paid	(30,498)	(17,425)	(25,487)
Proceeds from short-term debt	30,000	—	—
Proceeds from stock-option exercises	6,606	4,532	9,101
Employee taxes withheld for restricted stock units	(5,801)	(5,807)	(4,292)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	4,449	5,898	7,210
Other, net	297	(56)	105
Cash used for financing activities	(71,679)	(166,372)	(265,176)

Effect of exchange rate changes on cash and cash equivalents	(12,336)	(1,154)	2,440
Net increase (decrease) in cash and cash equivalents	16,990	4,271	(36,548)
Cash and cash equivalents—beginning of period	168,160	163,889	200,437
Cash and cash equivalents—end of period	$185,150	$168,160	$163,889

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30,392	$40,364	$47,355
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(362)	$(328)	$1,723
Equipment obtained under long-term financing arrangement	$—	$4,860	$4,551

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our), provides independent investment research for investors around the world. We offer an extensive line of products and services for financial advisors, asset managers, retirement plan providers and sponsors, and individual investors. We have operations in 27 countries.

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

Principles of Consolidation. We conduct our business operations through wholly owned or majority-owned operating subsidiaries. The accompanying consolidated financial statements include the accounts of Morningstar, Inc. and our subsidiaries. We consolidate assets, liabilities, and results of operations of subsidiaries in which we have a controlling interest and eliminate all significant intercompany accounts and transactions.

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

Comprehensive Income. In accordance with ASU No. 2011-05, Presentation of Comprehensive Income, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statements of Income and separately, our Consolidated Statements of Comprehensive Income. In addition, effective January 1, 2013, we adopted FASB ASU No. 2013-2, Comprehensive Income (Topic 220). We show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statement along with net income.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications. Certain amounts reported in 2012 have been reclassified to conform to the 2013 presentation.

Separately, as a result of our move to a more centralized structure in 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. These changes added approximately $14 million of compensation expense to cost of revenue in 2014 versus 2013 as well as in 2013 versus 2012, and reduced the compensation expense included in the sales and marketing and general and administrative categories by approximately $8 million and $6 million in each of these periods, respectively. These changes did not affect total operating expense or operating income for any of the periods presented.

Cash and Cash Equivalents. Cash and cash equivalents consists of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair value. We state the portion of our cash equivalents that are invested in money market funds at fair value, as these funds are actively traded and have quoted market prices.

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

Fair Value Measurements. We follow FASB ASC 820, Fair Value Measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances and does not require any new fair value measurements.

Effective January 1, 2012, we adopted FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. ASU No. 2011-04 clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles, and requires additional disclosures about fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on our Consolidated Financial Statements.

FASB ASC 820 uses a fair value hierarchy based on three broad levels of valuation inputs:

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

We provide additional information about our cash equivalents and investments that are subject to valuation under FASB ASC 820 in Note 7.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2014, 2013, and 2012, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

Property, Equipment, and Depreciation. We state property and equipment at historical cost, net of accumulated depreciation. We depreciate property and equipment primarily using the straight-line method based on the useful life of the asset, which ranges from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter.

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software, FASB ASC 350-50, Website Development Costs, and FASB ASC 985, Software. Internal product development costs mainly consist of employee costs for developing new web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three to five years. We include capitalized software development costs related to projects that have not been placed into service in our construction in progress balance.

The table below summarizes our capitalized software development costs for the past three years:

($000)	2014	2013	2012
Capitalized software development costs	$18,804	$8,142	$8,527

Business Combinations. Over the past several years, we have acquired companies that complement our business operations. For each acquisition, we allocate the purchase price to the assets acquired, liabilities assumed, and goodwill. We follow FASB ASC 805, Business Combinations. We recognize and measure the fair value of the acquired operation as a whole, as well as the assets acquired and liabilities assumed, at their full fair values as of the date we obtain control, regardless of the percentage ownership in the acquired operation or how the acquisition was achieved. We expense direct costs related to the business combination, such as advisory, accounting, legal, valuation, and other professional fees, as incurred. We recognize restructuring costs, including severance and relocation for employees of the acquired entity, as post-combination expenses unless the target entity meets the criteria of FASB ASC 420, Exit or Disposal Cost Obligations, on the acquisition date.

As part of the purchase price allocation, we follow the requirements of FASB ASC 740, Income Taxes. This includes establishing deferred tax assets or liabilities reflecting the difference between the values assigned for financial statement purposes and income tax purposes. In certain acquisitions, the goodwill resulting from the purchase price allocation may not be deductible for income tax purposes. FASB ASC 740 prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions, divestitures, and the effect of foreign currency translations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. We performed annual impairment reviews in the fourth quarter of 2014, 2013, and 2012. We did not record any significant impairment losses in 2014, 2013, and 2012.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to 25 years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2014, 2013, or 2012.

Revenue Recognition. We recognize revenue in accordance with SEC SAB Topic 13, Revenue Recognition, ASC 605-25, Revenue Recognition: Multiple Element Arrangements, and ASC 985-605, Software: Revenue Recognition.

We recognize revenue when all of the following conditions are met:

•	There is persuasive evidence of an arrangement, as evidenced by a signed contract;

•	Delivery of our products and services has taken place. If arrangements include an acceptance provision, we generally begin recognizing revenue when we receive customer acceptance;

•	The amount of fees to be paid by the customer is fixed or determinable; and

•	The collectibility of the fees is reasonably assured.

We generate revenue through sales of Morningstar Data, Morningstar Advisor Workstation (including Morningstar Office), Morningstar Direct, Morningstar Research, Premium Membership subscriptions for Morningstar.com, our structured credit research and ratings offerings, and a variety of other investment-related products and services. We generally structure the revenue agreements for these offerings as licenses or subscriptions. We recognize revenue from licenses and subscription sales ratably as we deliver the product or service and over the service obligation period defined by the terms of the customer contract. For new-issue ratings and analysis for commercial mortgage- backed securities (CMBS), we charge asset-based fees that are paid by the issuer on the rated balance of the transaction and recognize the revenue immediately upon issuance.

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

Some of our revenue arrangements combine multiple products and services. These products and services may be provided at different points in time or over different time periods within the same arrangement. We allocate fees to the separate deliverables based on the deliverables’ relative selling price, which is generally based on the price we charge when the same deliverable is sold separately.

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

Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The table below summarizes our advertising expense for the past three years:

($000)	2014	2013	2012
Advertising expense	$7,497	$6,939	$6,306

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation. Our stock-based compensation expense reflects grants of restricted stock units, restricted stock, performance share awards, and stock options. We measure the fair value of our restricted stock units, restricted stock, and performance share awards on the date of grant based on the closing market price of Morningstar's common stock on the day prior to grant. For stock options, we estimate the fair value of our stock options on the date of grant using a Black-Scholes option-pricing model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

We estimate expected forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience and adjust the estimated forfeitures to actual forfeiture experience as needed.

Liability for Sabbatical Leave. In certain of our operations, we offer employees a sabbatical leave. Although the sabbatical policy varies by region, Morningstar's full-time employees are generally eligible for six weeks of paid time off after four years of continuous service. We account for our sabbatical liability in accordance with FASB ASC 710-10-25, Compensated Absences. We record a liability for employees' sabbatical benefits over the period employees earn the right for sabbatical leave and include this liability in Accrued Compensation in our Consolidated Balance Sheet.

Income Taxes. We record deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and tax purposes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in our Consolidated Statements of Income. We classify liabilities related to unrecognized tax benefits as either current or long-term liabilities in our Consolidated Balance Sheet, depending on when we expect to make payment.

Income per Share. We compute and present income per share in accordance with FASB ASC 260, Earnings Per Share. The difference between weighted average shares outstanding and diluted shares outstanding mainly reflects the dilutive effect associated with our stock-based compensation plans. We further compute income per share in accordance with FASB ASC 260-10-45-59A, Participating Securities and the Two Class Method. Under the two-class method, we allocate earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, we reduce our reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders.

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

4. Credit Arrangements

In July 2014, we entered into a one year, $75.0 million, single-bank revolving credit facility. We drew on the credit facility during 2014 and had an outstanding principal balance of $30.0 million at an interest rate of LIBOR plus 100 basis points as of December 31, 2014, leaving borrowing availability of $45.0 million.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in thousands, except per share amounts)	2014	2013	2012

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$78,301	$123,529	$108,079
Less: Distributed earnings available to participating securities	(7)	(10)	(41)
Less: Undistributed earnings available to participating securities	(9)	(36)	(47)
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$78,285	$123,483	$107,991

Weighted average common shares outstanding	44,675	46,158	48,497

Basic net income per share attributable to Morningstar, Inc.:
Continuing operations	$1.75	$2.68	$2.12
Discontinued operations	—	—	0.11
Total	$1.75	$2.68	$2.23

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$78,285	$123,483	$107,991
Add: Undistributed earnings allocated to participating securities	9	36	47
Less: Undistributed earnings reallocated to participating securities	(9)	(36)	(46)
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$78,285	$123,483	$107,992

Weighted average common shares outstanding	44,675	46,158	48,497
Net effect of dilutive stock options and restricted stock units	226	333	651
Weighted average common shares outstanding for computing diluted income per share	44,901	46,491	49,148

Diluted net income per share attributable to Morningstar, Inc.:
Continuing operations	$1.74	$2.66	$2.10
Discontinued operations	—	—	0.10
Total	$1.74	$2.66	$2.20

The following table shows the number of weighted average stock options, restricted stock units, and performance share awards excluded from our calculation of diluted earnings per share from both continuing operations and net earnings because their inclusion would have been anti-dilutive:

(in thousands)	2014	2013	2012
Weighted average stock options	—	—	83
Weighted average restricted stock units	47	17	7
Weighted average performance share awards	6	—	—
Total	53	17	90

Stock options and restricted stock could be included in the calculation in the future.

6. Segment, Enterprise-Wide, and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results.

Because we have a single reportable segment, all required financial segment information can be found directly in the Consolidated Financial Statements.

The accounting policies for our reportable segment are the same as those described in Note 3. We evaluate the performance of our reporting segment based on revenue and operating income.

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

External revenue by product group
	Year ended December 31
($000)	2014	2013	2012
Investment information	$597,046	$555,642	$526,147
Investment management	163,025	142,624	132,141
Consolidated revenue	$760,071	$698,266	$658,288

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Year ended December 31
($000)	2014	2013	2012
United States	$550,740	$500,730	$466,947

United Kingdom	61,844	56,298	56,794
Continental Europe	62,677	57,580	49,844
Australia	34,977	35,289	38,229
Canada	30,790	31,845	30,664
Asia	15,830	13,860	13,765
Other	3,213	2,664	2,045
Total International	209,331	197,536	191,341

Consolidated revenue	$760,071	$698,266	$658,288

Long-lived assets by geographical area
	As of December 31
($000)	2014	2013
United States	$98,135	$84,321

United Kingdom	8,014	6,873
Continental Europe	2,102	1,873
Australia	794	1,051
Canada	938	1,275
Asia	7,491	9,479
Other	87	114
Total International	19,426	20,665

Consolidated property, equipment, and capitalized software, net	$117,561	$104,986

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

	As of December 31
($000)	2014	2013
Available-for-sale	$13,187	$91,461
Held-to-maturity	17,930	31,214
Trading securities	8,305	7,732
Total	$39,422	$130,407

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2014				As of December 31, 2013
($000)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Government obligations	$—	$—	$—	$—	$19,693	$8	$(3)	$19,698
Corporate bonds	—	—	—	—	49,913	22	(124)	49,811
Foreign obligations	—	—	—	—	505	—	(2)	503
Commercial paper	—	—	—	—	9,482	7	—	9,489
Equity securities and exchange-traded funds	11,428	796	(289)	11,935	8,872	1,011	(141)	9,742
Mutual funds	1,220	132	(100)	1,252	2,095	221	(98)	2,218
Total	$12,648	$928	$(389)	$13,187	$90,560	$1,269	$(368)	$91,461

Held-to-maturity:
Certificates of deposit	$17,930	$—	$—	$17,930	$31,214	$—	$—	$31,214

As of December 31, 2014 and December 31, 2013, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2014 and December 31, 2013. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2014		As of December 31, 2013
($000)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—	$45,486	$45,402
Due in one to two years	—	—	34,107	34,099
Equity securities, exchange-traded funds, and mutual funds	12,648	13,187	10,967	11,960
Total	$12,648	$13,187	$90,560	$91,461

Held-to-maturity:
Due in one year or less	$17,929	$17,929	$31,210	$31,210
Due in one to three years	1	1	4	4
Total	$17,930	$17,930	$31,214	$31,214

As of December 31, 2014 and December 31, 2013, held-to-maturity investments included a $1.5 million certificate of deposit, held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

($000)	2014	2013	2012
Realized gains	$1,484	$5,550	$1,671
Realized losses	(466)	(1,343)	(1,133)
Realized gains, net	$1,018	$4,207	$538

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

($000)	2014	2013	2012
Unrealized gains (losses), net	$(188)	$827	$269

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of December 31, 2014
	as of	Using Fair Value Hierarchy
($000)	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Foreign obligations	—	—	—	—
Commercial paper	—	—	—	—
Equity securities and exchange-traded funds	11,935	11,935	—	—
Mutual funds	1,252	1,252	—	—
Trading securities	8,305	8,305	—	—
Cash equivalents	512	512	—	—
Total	$22,004	$22,004	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2013
	as of	Using Fair Value Hierarchy
($000)	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale investments
Government obligations	$19,698	$—	$19,698	$—
Corporate bonds	49,811	—	49,811	—
Foreign obligations	503	—	503	—
Commercial paper	9,489	—	9,489	—
Equity securities and exchange-traded funds	9,742	9,742	—	—
Mutual funds	2,218	2,218	—	—
Trading securities	7,732	7,732	—	—
Cash equivalents	925	925	—	—
Total	$100,118	$20,617	$79,501	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

There were no transfers between levels one and two during the year ended December 31, 2014.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. All other financial instruments were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from observable market data. We did not hold any securities categorized as Level 3 as of December 31, 2014 and December 31, 2013.

8. Acquisitions, Goodwill, and Other Intangible Assets

2014 Acquisitions

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

HelloWallet's total preliminary estimated fair value of $54,006,000 includes $40,525,000 in cash paid to acquire the remaining 81.3% interest in HelloWallet and pay off HelloWallet's indebtedness as well as $13,481,000 related to the 18.7% of HelloWallet we previously held. We recorded a preliminary non-cash holding gain of $5,168,000 for the difference between the fair value and the book value of our previously held investment. The gain is classified as "Holding gain upon acquisition of additional ownership of equity-method investments" in our Consolidated Statement of Income for the year ended December 31, 2014.

The purchase price valuation will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities to finalize the purchase price allocation. The primary area that is not yet finalized relates to income taxes.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, all of which are preliminary pending completion of the final valuation:

($000)
Cash and cash equivalents	$3,739
Accounts receivable and other current assets	150
Other current and non-current assets	318
Deferred tax asset	8,646
Intangible assets	9,460
Goodwill	39,166
Deferred revenue	(2,897)
Deferred tax liability	(3,595)
Other current and non-current liabilities	(981)
Total fair value of HelloWallet	$54,006

The preliminary allocation includes $9,460,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Technology based assets	6,670	5
Intellectual property (trademarks and trade names)	169	3
Non-competition agreement	2,621	5
Total intangible assets	$9,460	5

We recognized a preliminary deferred tax liability of $3,595,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these assets.

We recognized a preliminary deferred tax asset of $8,646,000 mainly because of net operating losses of HelloWallet which will become available to Morningstar.

Preliminary goodwill of $39,166,000 represents the premium over the fair value of the net tangible and intangible assets acquired. We paid this premium for a number of reasons, including the opportunity to bring together HelloWallet's comprehensive financial wellness expertise with Morningstar's independent, research-based retirement advice to create a holistic retirement savings and advice offering.

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

The purchase price valuation will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities to finalize the purchase price allocation. The primary area that is not yet finalized relates to income taxes.

The following table summarizes our preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition, all of which are preliminary pending completion of the final valuation:

($000)
Cash and cash equivalents	$287
Accounts receivable and other current assets	152
Deferred tax asset	3,987
Other current and non-current assets	257
Intangible assets	8,681
Goodwill	18,476
Deferred revenue	(79)
Deferred tax liability	(3,299)
Other current and non-current liabilities	(513)
Total purchase price	$27,949

The preliminary allocation includes $8,681,000 of acquired intangible assets, as follows:

	($000)	Weighted Average Useful Life (years)
Customer-related assets	$5,506	24
Technology-based assets	3,020	4.5
Intellectual property (trademarks and trade names)	47	1
Non-competition agreement	108	3
Total intangible assets	$8,681	19

We recognized a preliminary deferred tax liability of $3,299,000 mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes. The fair value of the acquired intangible assets and the deferred tax liability are preliminary pending receipt of the final valuation for these intangible assets.

We recognized a preliminary deferred tax asset of $3,987,000 mainly because of net operating losses of ByAllAccounts which will become available to Morningstar.

Preliminary goodwill value of $18,476,000 represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity to integrate the service into our offerings as well as expand and develop ByAllAccounts' third-party distribution relationships.

2013 Acquisitions

Increased Ownership Interest in Morningstar Sweden AB

In May 2013, we acquired an additional 76% interest in Morningstar Sweden AB (Morningstar Sweden), increasing our ownership to 100% from 24%. Morningstar’s main offerings in Sweden include Morningstar Direct, Morningstar Data, Morningstar Enterprise Components (formerly Integrated Web Tools), and Morningstar.se, a website for individual investors. We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on May 2, 2013.

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

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2013 to December 31, 2014:

($000)
Balance as of January 1, 2013	$320,845
Acquisition of remaining ownership in Morningstar Sweden	8,911
Other, primarily foreign currency translation	(3,306)
Balance as of December 31, 2013	$326,450
Acquisition of HelloWallet and ByAllAccounts	57,642
Foreign currency translation	(14,038)
Balance as of December 31, 2014	$370,054

We did not record any significant impairment losses in 2014, 2013, or 2012, as the estimated fair values of our reporting units exceeded their carrying values. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2014				As of December 31, 2013
($000)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$29,026	$(25,033)	$3,993	9	$29,477	$(23,128)	$6,349	9
Customer-related assets	141,497	(83,582)	57,915	12	141,833	(74,311)	67,522	12
Supplier relationships	240	(120)	120	20	240	(108)	132	20
Technology-based assets	88,816	(57,395)	31,421	8	80,489	(50,673)	29,816	9
Non-competition agreement	4,339	(1,883)	2,456	5	1,661	(1,571)	90	4
Total intangible assets	$263,918	$(168,013)	$95,905	10	$253,700	$(149,791)	$103,909	10

The following table summarizes our amortization expense related to intangible assets:

($000)	2014	2013	2012
Amortization expense	$22,264	$21,454	$23,944

We did not record any significant impairment losses involving intangible assets in 2014, 2013, or 2012.

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through December 31, 2014, we expect intangible amortization expense for 2015 and subsequent years to be as follows:

($000)
2015	$21,920
2016	17,394
2017	12,941
2018	10,790
2019	8,046
Thereafter	24,814

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

9. Discontinued Operations

In October 2012, we sold Morningstar Investor Relations Services to UK-based Investis, a leading specialist in digital corporate communications for public companies. In October 2012, we sold the Morningstar Australasia trade publishing assets to Sterling Publishing Pty Ltd. We have not reclassified the operating results of these businesses to discontinued operations, nor have we reclassified the related assets and liabilities to held for disposition, because these amounts are not significant to our consolidated financial statements.

The following table summarizes the amounts included in our Consolidated Statements of Income for discontinued operations for the years ended December 31, 2014, 2013, and 2012:

($000)	2014	2013	2012
Gain on sales of businesses	$—	$—	$6,193
Income tax expense	—	—	1,005
Earnings from discontinued operations, net of tax	$—	$—	$5,188

10. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
($000)	2014	2013
Investment in MJKK	$23,014	$21,782
Other equity method investments	3,475	6,166
Investments accounted for using the cost method	2,309	10,766
Total investments in unconsolidated entities	$28,798	$38,714

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

	As of December 31
	2014	2013
Morningstar’s approximate ownership of MJKK	34%	34%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥000)	¥7,347,413	¥9,824,068
Equivalent U.S. dollars ($000)	$61,277	$94,999

Other Equity Method Investments. As of December 31, 2014 and 2013, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of December 31, 2014 and 2013. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of December 31, 2014 and 2013.

Cost Method Investments. As of December 31, 2014, our cost method investments consist of a minority investment in Pitchbook Data, Inc. (Pitchbook). Pitchbook offers detailed data and information about private equity transactions, investors, companies, limited partners, and service providers.

As of December 31, 2013, our cost method investments also included a minority investment in HelloWallet LLC (HelloWallet). In June 2014, we purchased the remaining interest in HelloWallet. See Note 8 for additional information concerning our acquisition of HelloWallet.

During 2014, we recorded an impairment loss of $1.7 million on our investment in an unconsolidated entity. We did not record any impairment losses on these investments in 2013.

11. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
($000)	2014	2013
Computer equipment	$53,420	$47,830
Capitalized software	87,764	50,360
Furniture and fixtures	23,172	23,259
Leasehold improvements	54,320	52,512
Telephone equipment	1,948	2,032
Construction in progress	29,870	35,159
Property, equipment, and capitalized software, at cost	250,494	211,152
Less accumulated depreciation	(132,933)	(106,166)
Property, equipment, and capitalized software, net	$117,561	$104,986

The following table shows the amount of capitalized software development costs included in construction in progress:

	As of December 31
($000)	2014	2013
Capitalized software development costs not yet placed into service	$18,070	$11,345

The following table summarizes our depreciation expense:

($000)	2014	2013	2012
Depreciation expense	$32,622	$24,239	$19,152

12. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	($000)
2015	$19,395
2016	20,299
2017	19,270
2018	16,916
2019	12,632
Thereafter	48,203
Total	$136,715

The following table summarizes our rent expense including taxes, insurance, and related operating costs:

($000)	2014	2013	2012
Rent expense	$24,460	$22,169	$20,736

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Deferred rent, noncurrent” on our Consolidated Balance Sheets.

	As of December 31
($000)	2014	2013
Deferred rent	$29,124	$26,157

13. Stock-Based Compensation

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
The 2011 Plan provides for a variety of stock-based awards, including, among other things, restricted stock units, restricted stock, performance share awards, and stock options. We granted restricted stock units, restricted stock, and stock options under the 2004 Plan.
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
The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(000)	2014
Shares available for future grants	4,233

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31
($000)	2014	2013	2012
Restricted stock units	$16,307	$14,163	$13,451
Restricted stock	388	388	5,013
Performance share awards	505	—	—
Stock options	424	492	441
Total stock-based compensation expense	$17,624	$15,043	$18,905

Income tax benefit related to the stock-based compensation expense	$5,055	$4,027	$3,686

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31
($000)	2014	2013	2012
Cost of revenue	$7,774	$6,870	$6,416
Sales and marketing	2,170	1,975	1,937
General and administrative	7,680	6,198	10,552
Total stock-based compensation expense	$17,624	$15,043	$18,905

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2014 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense ($000)	Expected amortization period (months)
Restricted stock units	$33,064	32
Restricted stock	129	4
Performance share awards	453	24
Stock options	162	6
Total unrecognized stock-based compensation expense	$33,808	32

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

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - January 1, 2012	741,043	20,076	761,119	$50.66
Granted	341,282	—	341,282	56.26
Dividend equivalents	6,405	130	6,535	52.02
Vested	(270,695)	—	(270,695)	50.12
Vested but deferred	(892)	892	—	—
Issued	—	(2,316)	(2,316)	73.28
Forfeited	(89,998)	—	(89,998)	50.84
RSUs Outstanding - December 31, 2012	727,145	18,782	745,927	53.37
Granted	287,848	—	287,848	72.04
Dividend equivalents	2,773	157	2,930	57.39
Vested	(278,549)	—	(278,549)	50.41
Issued	—	(2,257)	(2,257)	49.40
Forfeited	(59,215)	—	(59,215)	57.58
RSUs Outstanding - December 31, 2013	680,002	16,682	696,684	62.02
Granted	279,524	—	279,524	72.68
Dividend equivalents	2,621	150	2,771	55.70
Vested	(268,115)	—	(268,115)	58.91
Issued	—	(2,054)	(2,054)	53.54
Forfeited	(38,098)	—	(38,098)	65.21
RSUs Outstanding - December 31, 2014	655,934	14,778	670,712	67.51

Restricted Stock

In conjunction with the 2010 Realpoint acquisition, we issued shares of restricted stock to the selling employee-shareholders which vest ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Performance Share Awards

In 2014, we granted executive officers, other than Joe Mansueto, performance share awards pursuant to which each executive becomes entitled to a number of shares of Morningstar common stock equal to the number of notional performance shares that become vested. Each award specifies a number of performance shares that will vest if we attain pre-established target performance goals. The number of performance shares that actually vest may be more or less than the specified number of performance shares based on our performance relative to the target performance goals over a three-year period.

We base the grant date fair value for these awards on the closing market price of the underlying common stock on the day prior to the grant date. We amortize that value to stock-based compensation expense, based on the satisfaction of the performance condition that is most likely to be satisfied over the three-year service period ratably over the vesting period.

Information as of December 31, 2014 regarding our target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted during 2014 is as follows:

As of December 31, 2014
Target performance share awards granted	23,685
Fair value per award (1)	$80.91
Number of shares that would be issued based on current performance levels	11,843
Unamortized expense, based on current performance levels	$453,000

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

	2014		2013		2012
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	179,559	$21.47	282,695	$20.55	398,859	$19.72
Granted	—	—	—	—	—	—
Canceled	(150)	22.24	(250)	21.48	(650)	14.70
Exercised	(179,409)	22.08	(102,886)	21.09	(115,514)	20.19
Options outstanding—end of year	—	—	179,559	21.47	282,695	20.55

Options exercisable—end of year	—	$—	179,559	$21.47	282,695	$20.55

	2014		2013		2012
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	253,972	$36.48	391,784	$28.98	818,552	$22.76
Granted	—	—	—	—	—	—
Canceled	(526)	38.61	(1,352)	16.19	(22,330)	39.75
Exercised	(83,636)	30.82	(136,460)	16.84	(404,438)	16.60
Options outstanding—end of year	169,810	40.20	253,972	36.48	391,784	28.98

Options exercisable—end of year	154,864	$38.53	219,449	$33.18	337,684	$24.42

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

($000)	2014	2013	2012
Intrinsic value of options exercised	$12,021	$12,801	$22,526

The table below shows additional information for options outstanding and exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
$27.54	96,354	0.34	$27.54	$3,582	96,354	0.34	$27.54	$3,582
$40.49 - $51.03	5,781	0.91	49.10	90	5,781	0.91	49.10	90
$57.28 - $59.35	67,675	6.51	57.47	490	52,729	6.51	57.46	358
$27.54 - $59.35	169,810	2.82	40.20	$4,162	154,864	2.46	38.53	$4,030

Vested or Expected to Vest
$27.54 - $59.35	169,810	2.82	$40.20	$4,162

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2014. The intrinsic value is based on our closing stock price of $64.71 on that date.

Excess Tax Benefits Related to Stock-Based Compensation

FASB ASC 718, Compensation—Stock Compensation, requires that we classify the cash flows that result from excess tax benefits as financing cash flows. Excess tax benefits correspond to the portion of the tax deduction taken on our income tax return that exceeds the amount of tax benefit related to the compensation cost recognized in our Consolidated Statement of Income. The following table summarizes our excess tax benefits for the past three years:

($000)	2014	2013	2012
Excess tax benefits related to stock-based compensation	$4,449	$5,898	$7,210

14. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2014, 2013, and 2012, we made matching contributions to our 401(k) plan in the United States in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

($000)	2014	2013	2012
401(k) matching contributions	$7,451	$6,879	$6,642

15. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2014, 2013, and 2012:

($000)	2014	2013	2012
Income before income taxes and equity in net income of unconsolidated entities	$113,898	$178,010	$153,625
Equity in net income of unconsolidated entities	39	1,428	2,027
Net loss attributable to the noncontrolling interest	42	122	117
Total	$113,979	$179,560	$155,769
Income tax expense	$35,678	$56,031	$52,878
Effective tax rate	31.3%	31.2%	33.9%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2014		2013		2012
($000, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$39,893	35.0%	$62,845	35.0%	$54,519	35.0%
State income taxes, net of federal income tax benefit	2,129	1.9	3,029	1.7	1,510	1.0
Equity in net income of unconsolidated subsidiaries	(1,397)	(1.2)	—	—	—	—
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(600)	(0.5)	(1,842)	(1.0)	(630)	(0.4)
Difference between U.S. federal statutory and foreign tax rates	(3,961)	(3.5)	(2,513)	(1.4)	(2,777)	(1.8)
Change in unrecognized tax benefits	1,481	1.3	(211)	(0.1)	967	0.6
Credits and incentives	(2,924)	(2.6)	(4,374)	(2.5)	(1,494)	(1.0)
Recognition of deferred tax assets	(140)	(0.1)	(1,448)	(0.8)	—	—
Other - net	1,197	1.0	545	0.3	783	0.5
Total income tax expense	$35,678	31.3%	$56,031	31.2%	$52,878	33.9%

Income tax expense consists of the following:

	Year ended December 31
($000)	2014	2013	2012
Current tax expense:
U.S.
Federal	$20,726	$42,808	$38,821
State	1,996	3,882	1,997
Non-U.S.	9,638	10,456	5,719
Current tax expense	32,360	57,146	46,537
Deferred tax expense (benefit):
U.S.
Federal	3,668	2,630	6,287
State	1,326	814	334
Non-U.S.	(1,676)	(4,559)	(280)
Deferred tax expense (benefit), net	3,318	(1,115)	6,341
Income tax expense	$35,678	$56,031	$52,878

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

	Year ended December 31
($000)	2014	2013	2012
U.S.	$80,394	$144,065	$128,920
Non-U.S.	33,504	33,945	24,705
Income before income taxes and equity in net income of unconsolidated entities	$113,898	$178,010	$153,625

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
($000)	2014	2013
Deferred tax assets:
Stock-based compensation expense	$3,262	$3,479
Accrued liabilities	13,632	9,805
Net operating loss carryforwards - U.S. federal and state	10,505	851
Net operating loss carryforwards - Non-U.S.	7,725	9,229
Deferred royalty revenue	354	366
Allowance for doubtful accounts	929	758
Deferred rent	10,019	8,673
Total deferred tax assets	46,426	33,161

Deferred tax liabilities:
Acquired intangible assets	(16,419)	(12,967)
Property, equipment, and capitalized software	(23,157)	(15,525)
Unrealized exchange gains, net	(174)	(395)
Prepaid expenses	(3,677)	(4,299)
Investments in unconsolidated entities	(12,836)	(12,009)
Other	(435)	(373)
Total deferred tax liabilities	(56,698)	(45,568)
Net deferred tax liability before valuation allowance	(10,272)	(12,407)
Valuation allowance	(6,706)	(7,456)
Net deferred tax liability	$(16,978)	$(19,863)

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31
($000)	2014	2013
Deferred tax asset, net - current	$9,000	$3,892
Deferred tax liability, net - non-current	(25,978)	(23,755)
Net deferred tax liability	$(16,978)	$(19,863)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
($000)		2014		2013
		Expiration Date		Expiration Date
U.S. federal NOLs subject to expiration dates	$30,015	2023-2034	$2,136	12/31/2023

The year-over-year increase in U.S. federal NOL carryforward mainly reflects the two acquisitions we completed in 2014, as both HelloWallet and ByAllAccounts were startup companies that accumulated losses in their early stages of operation.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
($000)	2014	2013
Non-U.S. NOLs subject to expiration dates from 2018 through 2034	$5,240	$5,314
Non-U.S. NOLs with no expiration date	32,628	40,054
Total	$37,868	$45,368

Non-U.S. NOLs not subject to valuation allowances	$5,127	$8,759

The decrease in non-U.S. NOL carryforwards as of December 31, 2014 compared with 2013 primarily reflects the use of NOL carryforwards in our non-U.S. operations.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $118,600,000 as of December 31, 2014, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $5,127,000 of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

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

We are currently under audit by federal, state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2015. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2014, our Consolidated Balance Sheet included a current liability of $5,124,000 and a non-current liability of $6,608,000 for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

($000)	2014	2013
Gross unrecognized tax benefits - beginning of the year	$12,958	$12,699
Increases as a result of tax positions taken during a prior-year period	866	791
Decreases as a result of tax positions taken during a prior-year period	(54)	(146)
Increases as a result of tax positions taken during the current period	2,007	2,887
Decreases relating to settlements with tax authorities	(2,400)	(2,779)
Reductions as a result of lapse of the applicable statute of limitations	(1,455)	(494)
Gross unrecognized tax benefits - end of the year	$11,922	$12,958

In 2014, we recorded a net increase of $2,818,000 of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $2,818,000 increased our income tax expense by $2,572,000. In addition, we reduced our unrecognized tax benefits by $3,855,000 for settlements and lapses of statutes of limitations, of which $1,455,000 decreased our income tax expense by $1,269,000.

As of December 31, 2014, we had $11,922,000 of gross unrecognized tax benefits, of which $11,922,000, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $10,565,000.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
($000)	2014	2013
Liabilities for interest and penalties	$1,488	$1,865

We recorded the decrease in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2014.

16. Contingencies

We are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

As of December 31, 2014, we had repurchased a total of 8,142,010 shares for $526.5 million under this authorization, leaving approximately $173.5 million available for future repurchases.

18. Subsequent Events

In February 2015, our board of directors declared a quarterly dividend of 19 cents per share. The dividend is payable on April 30, 2015 to shareholders of record as of April 10, 2015.

19. Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

20. Selected Quarterly Financial Data (unaudited)

	2013				2014
(in thousands except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$168,856	$175,428	$173,482	$180,500	$181,165	$189,385	$193,106	$196,415
Total operating expense	128,296	131,844	128,869	138,603	142,633	214,165	147,845	149,834
Operating income (loss)	40,560	43,584	44,613	41,897	38,532	(24,780)	45,261	46,581
Non-operating income (expense), net	945	3,111	771	2,529	865	5,898	(298)	1,839
Income (loss) before income taxes and equity in net income of unconsolidated entities	41,505	46,695	45,384	44,426	39,397	(18,882)	44,963	48,420
Equity in net income (loss) of unconsolidated entities	497	360	315	256	599	497	337	(1,394)
Income tax expense (benefit)	12,427	15,955	14,265	13,384	13,650	(8,611)	15,149	15,490
Consolidated net income (loss)	29,575	31,100	31,434	31,298	26,346	(9,774)	30,151	31,536
Net (income) loss attributable to the noncontrolling interests	43	21	29	29	30	5	29	(22)
Net income (loss) attributable to Morningstar, Inc.	$29,618	$31,121	$31,463	$31,327	$26,376	$(9,769)	$30,180	$31,514

Net income (loss) per share attributable to Morningstar, Inc.
Basic	$0.64	$0.67	$0.68	$0.68	$0.59	$(0.22)	$0.67	$0.71
Diluted	$0.63	$0.66	$0.68	$0.68	$0.58	$(0.22)	$0.67	$0.71

Dividends per common share:
Dividends declared per common share	$0.125	$0.125	$—	$0.295	$0.170	$0.170	$0.170	$0.190
Dividends paid per common share	$—	$0.125	$0.125	$0.125	$0.170	$0.170	$0.170	$0.170

Weighted average shares outstanding:
Basic	46,406	46,400	46,080	45,756	44,777	44,777	44,734	44,414
Diluted	46,814	46,853	46,519	46,211	45,093	44,777	44,889	44,548

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We design disclosure controls and procedures to reasonably assure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2014. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1—Election of Directors, Board of Directors and Corporate Governance—Independent Directors, Board of Directors and Corporate Governance—Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2015 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income—Years ended December 31, 2014, 2013, and 2012
Consolidated Balance Sheets—December 31, 2014 and 2013
Consolidated Statements of Equity—Years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 27, 2015 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

($000)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2014	$1,089	$526	$(95)	$1,520
2013	569	825	(305)	1,089
2012	835	1,016	(1,282)	569

 3. Exhibits

Exhibit	Description
3.1
Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).

3.2	By-laws of Morningstar, as in effect on July 28, 2006, are incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K that we filed with the SEC on July 31, 2006.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan, as amended and restated effective January 1, 2014, is incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2013.
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

10.7*
Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after November 15, 2007 and prior to January 1, 2009 is incorporated by reference to Exhibit 10.8 to our Annual Report Form 10-K for the year ended December 31, 2007.

10.8*
Form of Morningstar 2004 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after January 1, 2009 and prior to August 15, 2011 is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008.

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
10.12*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after August 15, 2011 and prior to May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the September 2011 10-Q).

10.13*
Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement for awards made on and after August 15, 2011 and prior to May 15, 2013 is incorporated by reference to Exhibit 10.1 to the September 2011 10-Q.

10.14*
Form of Morningstar 2011 Stock Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 10-K)

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

10.18*
Form of Morningstar 2011 Stock Incentive Plan Performance Share Award Agreement for awards made on March 15, 2014 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.19
Settlement Agreement dated July 17, 2014 between Morningstar, Ibbotson Associates, and Business Logic is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on July 17, 2014.

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
101†
The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2015.

MORNINGSTAR, INC.

By:	/s/ Joe Mansueto
Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 27, 2015
Joe Mansueto	Officer (principal executive officer)

/s/ Stéphane Biehler	Chief Financial Officer (principal	February 27, 2015
Stéphane Biehler	financial and accounting officer)

/s/ Donald J. Phillips II	Director	February 27, 2015
Donald J. Phillips II

/s/ Cheryl Francis	Director	February 27, 2015
Cheryl Francis

/s/ Steven Kaplan	Director	February 27, 2015
Steven Kaplan

/s/ Gail Landis	Director	February 27, 2015
Gail Landis

/s/ Bill Lyons	Director	February 27, 2015
Bill Lyons

/s/ Jack Noonan	Director	February 27, 2015
Jack Noonan

/s/ Paul Sturm	Director	February 27, 2015
Paul Sturm

/s/ Hugh Zentmyer	Director	February 27, 2015
Hugh Zentmyer