Form 10-Q
period 2015-03-31
Morningstar, Inc.
filed 2015-05-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2015, there were 44.4 million shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in millions except per share amounts)	2015	2014

Revenue	$189.8	$181.2

Operating expense:
Cost of revenue	78.7	75.8
Sales and marketing	25.4	28.4
General and administrative	26.1	26.1
Depreciation and amortization	15.1	12.4
Total operating expense	145.3	142.7

Operating income	44.5	38.5

Non-operating income (expense):
Interest income, net	0.2	0.6
Other income (expense), net	(0.6)	0.3
Non-operating income (expense), net	(0.4)	0.9

Income before income taxes and equity in net income of unconsolidated entities	44.1	39.4

Equity in net income of unconsolidated entities	0.5	0.6

Income tax expense	14.8	13.7

Consolidated net income	29.8	26.3

Net (income) loss attributable to the noncontrolling interest	(0.1)	0.1

Net income attributable to Morningstar, Inc.	$29.7	$26.4

Net income per share attributable to Morningstar, Inc.:
Basic	$0.67	$0.59
Diluted	$0.67	$0.58

Dividends per common share:
Dividends declared per common share	$0.19	$0.17
Dividends paid per common share	$0.19	$0.17

Weighted average shares outstanding:
Basic	44.3	44.8
Diluted	44.5	45.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in millions)	2015	2014

Consolidated net income	$29.8	$26.3

Other comprehensive income (loss):
Foreign currency translation adjustment	(19.8)	2.5
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	0.1	0.1
Reclassification of (gains) losses included in net income	—	—
Other comprehensive income (loss)	(19.7)	2.6

Comprehensive income	10.1	28.9
Comprehensive (income) loss attributable to noncontrolling interest	(0.1)	0.1
Comprehensive income attributable to Morningstar, Inc.	$10.0	$29.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in millions except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$204.6	$185.2
Investments	38.6	39.4
Accounts receivable, less allowance of $1.7 and $1.5, respectively	142.2	136.7
Deferred tax asset, net	10.8	9.0
Income tax receivable	—	6.9
Other current assets	22.3	22.6
Total current assets	418.5	399.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $140.0 and $132.9, respectively	121.4	117.6
Investments in unconsolidated entities	29.3	28.8
Goodwill	359.8	370.1
Intangible assets, net	87.9	95.9
Other assets	8.9	7.1
Total assets	$1,025.8	$1,019.3

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$35.8	$34.3
Accrued compensation	41.3	80.5
Deferred revenue	160.2	146.0
Short-term debt	45.0	30.0
Income tax payable	6.1	—
Other current liabilities	4.8	3.0
Total current liabilities	293.2	293.8
Accrued compensation	8.1	7.9
Deferred tax liability, net	26.3	26.0
Deferred rent	26.2	26.4
Other long-term liabilities	11.0	10.8
Total liabilities	364.8	364.9

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,395,391 and 44,345,763 shares were outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Treasury stock at cost, 8,289,240 shares as of March 31, 2015 and 8,257,214 shares as of December 31, 2014	(526.6)	(524.3)
Additional paid-in capital	568.3	561.1
Retained earnings	662.8	641.5
Accumulated other comprehensive income (loss):
Currency translation adjustment	(44.9)	(25.1)
Unrealized gain on available-for-sale investments	0.4	0.3
Total accumulated other comprehensive loss	(44.5)	(24.8)
Total Morningstar, Inc. shareholders’ equity	660.0	653.5
Noncontrolling interests	1.0	0.9
Total equity	661.0	654.4
Total liabilities and equity	$1,025.8	$1,019.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2015

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non- Controlling Interests
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2014	44,345,763	$—	$(524.3)	$561.1	$641.5	$(24.8)	$0.9	$654.4

Net income (loss)		—	—	—	29.7		0.1	29.8
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.1		—	—	—	—	0.1	—	0.1
Reclassification of adjustments for losses included in net income, net of income tax of $0		—	—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	(19.8)	—	(19.8)
Other comprehensive loss, net		—	—	—	—	(19.7)	—	(19.7)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	81,654	—	—	1.8	—	—	—	1.8
Stock-based compensation		—	—	4.3	—	—	—	4.3
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	1.1	—	—	—	1.1
Common shares repurchased	(32,026)	—	(2.3)	—	—	—	—	(2.3)
Dividends declared — common shares outstanding		—	—	—	(8.4)	—	—	(8.4)
Dividends declared — restricted stock units		—	—	—	—	—	—	—

Balance as of March 31, 2015	44,395,391	$—	$(526.6)	$568.3	$662.8	$(44.5)	$1.0	$661.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in millions)	2015	2014

Operating activities
Consolidated net income	$29.8	$26.3
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	15.1	12.4
Deferred income taxes	(1.6)	(2.3)
Stock-based compensation expense	4.3	3.9
Provision for (recoveries of) bad debts	0.3	(0.3)
Equity in net income of unconsolidated entities	(0.5)	(0.6)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(1.1)	(0.6)
Other, net	0.6	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8.6)	(16.8)
Other assets	(0.5)	(3.3)
Accounts payable and accrued liabilities	2.2	4.5
Accrued compensation	(36.4)	(27.4)
Income taxes—current	13.9	7.2
Deferred revenue	17.4	10.2
Deferred rent	0.1	(0.5)
Other liabilities	—	(0.6)
Cash provided by operating activities	35.0	11.9

Investing activities
Purchases of investments	(5.5)	(1.7)
Proceeds from maturities and sales of investments	5.9	73.7
Capital expenditures	(14.4)	(20.8)
Other, net	(0.1)	0.2
Cash provided by (used for) investing activities	(14.1)	51.4

Financing activities
Common shares repurchased	(2.3)	(21.7)
Dividends paid	(8.4)	(7.6)
Proceeds from short-term debt	15.0	—
Proceeds from stock-option exercises	1.8	1.3
Excess tax benefits from stock-option exercises and vesting of restricted stock units	1.1	0.6
Other, net	(0.2)	(0.1)
Cash provided by (used for) financing activities	7.0	(27.5)

Effect of exchange rate changes on cash and cash equivalents	(8.5)	0.6
Net increase in cash and cash equivalents	19.4	36.4
Cash and cash equivalents—beginning of period	185.2	168.2
Cash and cash equivalents—end of period	$204.6	$204.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.5	$8.8
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$0.2	$0.2
Equipment obtained under long-term financing arrangement	$1.3	$—

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 3 of our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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

3. Credit Arrangements

In July 2014, the company entered into a one year, $75.0 million, single-bank revolving credit facility. The company drew $15.0 million on the credit facility during the first quarter of 2015 and had an outstanding principal balance of $45.0 million at an interest rate of LIBOR plus 100 basis points as of March 31, 2015, leaving borrowing availability of $30.0 million.

4. Acquisitions, Goodwill, and Other Intangible Assets

Acquisitions

In the first quarter of 2015, we finalized the purchase price allocation related to our 2014 acquisitions of ByAllAccounts, Inc. and HelloWallet Holdings, Inc. As a result, there were no adjustments to the balances reported as of December 31, 2014.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2014 to March 31, 2015:

(in millions)
Balance as of December 31, 2014	$370.1
Foreign currency translation	(10.3)
Balance as of March 31, 2015	$359.8

We did not record any impairment losses in the first three months of 2015 or 2014. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2015				As of December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.6	$(25.2)	$3.4	9	$29.0	$(25.0)	$4.0	9
Customer-related assets	137.5	(84.5)	53.0	12	141.5	(83.6)	57.9	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	87.8	(58.7)	29.1	8	88.8	(57.4)	31.4	8
Non-competition agreement	4.3	(2.0)	2.3	5	4.4	(1.9)	2.5	5
Total intangible assets	$258.4	$(170.5)	$87.9	10	$263.9	$(168.0)	$95.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
(in millions)	2015	2014
Amortization expense	$5.5	$5.1

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2015 and subsequent years as follows:

(in millions)
Remainder of 2015 (from April 1 through December 31)	$16.0
2016	17.0
2017	12.7
2018	10.5
2019	7.8
Thereafter	23.9

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended March 31
(in millions, except per share amounts)	2015	2014

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$29.7	$26.4
Less: Distributed earnings available to participating securities	—	—
Less: Undistributed earnings available to participating securities	—	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$29.7	$26.4

Weighted average common shares outstanding	44.3	44.8

Basic net income per share attributable to Morningstar, Inc.	$0.67	$0.59

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$29.7	$26.4
Add: Undistributed earnings allocated to participating securities	—	—
Less: Undistributed earnings reallocated to participating securities	—	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$29.7	$26.4

Weighted average common shares outstanding	44.3	44.8
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	44.5	45.1

Diluted net income per share attributable to Morningstar, Inc.	$0.67	$0.58

The following table shows the number of restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31
(in thousands)	2015	2014
Weighted average restricted stock units	32	6
Weighted average performance share awards	18	9
Total	50	15

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

The accounting policies for our single reportable segment are the same as those described in “Note 3. Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended March 31
(in millions)	2015	2014
United States	$140.9	$130.0

United Kingdom	14.6	15.3
Continental Europe	14.3	15.6
Australia	7.7	8.2
Canada	7.0	7.7
Asia	4.4	3.7
Other	0.9	0.7
Total International	48.9	51.2

Consolidated revenue	$189.8	$181.2

Long-lived assets by geographical area
	As of March 31	As of December 31
(in millions)	2015	2014
United States	$102.7	$98.1

United Kingdom	8.4	8.1
Continental Europe	1.8	2.1
Australia	0.7	0.8
Canada	0.8	0.9
Asia	6.9	7.5
Other	0.1	0.1
Total International	18.7	19.5

Consolidated property, equipment, and capitalized software, net	$121.4	$117.6

7. Investments and Fair Value Measurements

We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio is primarily invested in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. We classify our investment portfolio as shown below:

	As of March 31	As of December 31
(in millions)	2015	2014
Available-for-sale	$13.4	$13.2
Held-to-maturity	16.8	17.9
Trading securities	8.4	8.3
Total	$38.6	$39.4

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2015				As of December 31, 2014
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$11.5	$0.9	$(0.3)	$12.1	$11.4	$0.8	$(0.3)	$11.9
Mutual funds	1.2	0.2	(0.1)	1.3	1.2	0.2	(0.1)	1.3
Total	$12.7	$1.1	$(0.4)	$13.4	$12.6	$1.0	$(0.4)	$13.2

Held-to-maturity:
Certificates of deposit	$16.8	$—	$—	$16.8	$17.9	$—	$—	$17.9

As of March 31, 2015 and December 31, 2014, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2015 and December 31, 2014. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2015		As of December 31, 2014
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$12.7	$13.4	$12.6	$13.2
Total	$12.7	$13.4	$12.6	$13.2

Held-to-maturity:
Due in one year or less	$16.8	$16.8	$17.9	$17.9
Due in one to three years	—	—	—	—
Total	$16.8	$16.8	$17.9	$17.9

As of March 31, 2015 and December 31, 2014, held-to-maturity investments included a $1.5 million certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2015	2014
Realized gains	$0.2	$0.2
Realized losses	(0.2)	(0.2)
Realized gains (losses), net	$—	$—

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2015	2014
Unrealized gains, net	$0.1	$0.1

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of March 31, 2015
	as of	Using Fair Value Hierarchy
(in millions)	March 31, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$12.1	$12.1	$—	$—
Mutual funds	1.3	1.3	—	—
Trading securities	8.4	8.4	—	—
Cash equivalents	0.5	0.5	—	—
Total	$22.3	$22.3	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2014
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$11.9	$11.9	$—	$—
Mutual funds	1.3	1.3	—	—
Trading securities	8.3	8.3	—	—
Cash equivalents	0.5	0.5	—	—
Total	$22.0	$22.0	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of March 31, 2015 and December 31, 2014.

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of March 31
(in millions)	2015
Shares available for future grants	4.2

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded:

	Three months ended March 31
(in millions)	2015	2014
Restricted stock units	$4.0	$3.7
Restricted stock	0.1	0.1
Performance share awards	0.1	—
Stock options	0.1	0.1
Total stock-based compensation expense	$4.3	$3.9

Income tax benefit related to the stock-based compensation expense	$1.2	$1.1

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31
(in millions)	2015	2014
Cost of revenue	$2.0	$1.7
Sales and marketing	0.5	0.5
General and administrative	1.8	1.7
Total stock-based compensation expense	$4.3	$3.9

The following table summarizes the amount of unrecognized stock-based compensation expense as of March 31, 2015 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Expected amortization period (months)
Restricted stock units	$29.1	30
Restricted stock	—	1
Performance share awards	4.2	32
Stock options	0.1	4
Total unrecognized stock-based compensation expense	$33.4	30

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

The following table summarizes restricted stock unit activity during the first three months of 2015:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs outstanding—December 31, 2014	655,934	14,778	670,712	$67.51
Granted	—	—	—	—
Dividend equivalents	595	42	637	56.40
Vested	(123)	—	(123)	57.07
Issued	—	—	—	—
Forfeited	(10,812)	—	(10,812)	68.23
RSUs Outstanding - March 31, 2015	645,594	14,820	660,414	$67.50

Restricted Stock

In conjunction with the 2010 Realpoint acquisition, we issued shares of restricted stock to the selling employee-shareholders which vest ratably over a five-year period from the acquisition date and may be subject to forfeiture if the holder terminates his or her employment during the vesting period.

Performance Share Awards

In 2014, we introduced a long-term incentive award program consisting of performance shares. In March 2015, executive officers, other than Joe Mansueto, and certain other employees, were granted performance share awards. These awards entitle the holder to a number of shares of Morningstar common stock equal to the number of notional performance shares that become vested. Each award specifies a number of performance shares that will vest if pre-established target performance goals are attained. The number of performance shares that actually vest may be more or less than the specified number of performance shares to the extent Morningstar exceeds or fails to achieve, respectively, the target performance goals over a three-year performance period.

We base the grant date fair value for these awards on the closing market price of the underlying common stock on the day prior to the grant date. We amortize that value to stock-based compensation expense ratably over the vesting period based on the satisfaction of the performance condition that is most likely to be satisfied over the three-year performance period.

The table below shows target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted as of March 31, 2015:

As of March 31, 2015
Target performance share awards granted	75,947
Weighted average fair value per award	$76.33
Number of shares that would be issued based on current performance levels	64,105
Unamortized expense, based on current performance levels (in millions)	$4.2

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

The following table summarizes stock option activity in the first three months of 2015 for our various stock option grants:

	Underlying Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2014	169,810	$40.20
Granted	—	—
Canceled	—	—
Exercised	(81,579)	29.32
Options outstanding—March 31, 2015	88,231	$50.53

Options exercisable—March 31, 2015	73,285	$49.11

The following table summarizes the total intrinsic value of options exercised, which reflects the difference between the market value of our stock on the date of exercise and the exercise price of the option:

	Three months ended March 31
(in millions)	2015	2014
Intrinsic value of options exercised	$3.7	$2.5

The table below shows additional information for options outstanding and exercisable as of March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$27.81	19,300	0.09	$27.81	$0.9	19,300	0.09	$27.81	$0.9
$40.88 - $51.58	5,256	0.67	49.84	0.1	5,256	0.67	49.84	0.1
$57.28 - $59.35	63,675	6.26	57.48	1.1	48,729	6.26	57.47	0.9
$57.28 - $59.35	88,231	4.58	$50.53	$2.1	73,285	4.24	$49.11	$1.9

Vested or Expected to Vest
$27.81 - $59.35	88,231	4.58	$50.53	$2.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on March 31, 2015. The intrinsic value is based on our closing stock price of $74.91 on that date.

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

	Three months ended March 31
(in millions)	2015	2014
Excess tax benefits related to stock-based compensation	$1.1	$0.6

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31
(in millions)	2015	2014
Income before income taxes and equity in net income of unconsolidated entities	$44.1	$39.4
Equity in net income of unconsolidated entities	0.5	0.6
Net (income) loss attributable to the noncontrolling interest	(0.1)	0.1
Total	$44.5	$40.1
Income tax expense	$14.8	$13.7
Effective tax rate	33.3%	34.1%

Our effective tax rate in the first quarter of 2015 was 33.3%, a decrease of 0.8 percentage points compared with 34.1% in the prior-year period. The effective tax rate decrease primarily reflects unrecognized tax benefits that were recorded in the prior-year period.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2015 and December 31, 2014, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
(in millions)	2015	2014
Gross unrecognized tax benefits	$11.6	$11.9
Gross unrecognized tax benefits that would affect income tax expense	$11.6	$11.9
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.2	$10.6

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2015	2014
Current liability	$5.0	$5.1
Non-current liability	6.6	6.6
Total liability for unrecognized tax benefits	$11.6	$11.7

We conduct business globally and, as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2015. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 56% of our cash, cash equivalents, and investments balance as of March 31, 2015 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

11. Share Repurchase Program

We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $700.0 million in shares of our outstanding common stock. The authorization expires on December 31, 2015. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2015, we had repurchased a total of 8,174,036 shares for $528.9 million under this authorization, leaving approximately $171.1 million available for future repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	liability related to our storage of personal information related to individuals as well as portfolio and account-level information;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	downturns in the financial sector, global financial markets, and global economy;

•	the effect of market volatility on revenue from asset-based fees;

•	a prolonged outage of our database, technology-based products and services, or network facilities;

•	challenges faced by our operations outside the United States, including the concentration of data and development work at our offshore facilities in China and India; and

•	trends in the mutual fund industry, including the increasing popularity of passively managed investment vehicles.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2014. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Industry Overview

We monitor developments in the financial information industry to help inform our company strategy, product development plans, and marketing initiatives.

Global markets were generally off to a positive start in 2015. After posting double-digit gains in 2014, the Morningstar U.S. Market Index, a broad market benchmark, was up 1.8% for the first quarter of 2015, while the Global Ex-U.S. Index finished the quarter up 3.7%.

U.S. mutual fund assets stood at $16.1 trillion as of March 31, 2015, based on data from the Investment Company Institute (ICI), compared with $15.3 trillion as of the same date in 2014. Based on Morningstar's estimated asset flow data, investors added about $147.9 billion to long-term open-end and exchange-traded funds (ETFs) during the first three months of 2015, compared with $127.8 billion in the first quarter of 2014. Fund flows to equity funds were slightly negative in the quarter.

Assets in exchange-traded funds rose to $2.1 trillion as of March 31, 2015, compared with $1.7 trillion as of the same date in 2014, based on data from the ICI.

Despite generally positive market trends, we believe the business environment for the financial services industry remains mixed. While equity market returns have generally been positive, asset management firms have been facing increasing regulatory burdens, which are leading to higher costs and more cautious spending in other areas.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of March 31
	2015	2014		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	123,563	123,777		(0.2)%
Morningstar.com registered users (U.S.)	8,294,274	7,945,324		4.4%
Advisor Workstation clients (U.S.) (1)	187	168		11.3%
Morningstar Office licenses (U.S.) (1)	4,321	4,137		4.4%
Morningstar Direct licenses	10,413	8,858		17.6%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (2)	$84.5	$84.8	(4)	(0.4)%
Retirement Solutions
Managed Accounts (3)	$38.7	$32.8		18.0%
Plan Sponsor Advice	28.1	24.2		16.1%
Custom Models	15.2	11.0		38.2%
Retirement Solutions (total)	$82.0	$68.0		20.6%
Morningstar Managed Portfolios	$12.8	$11.0	(4)	16.4%

Our employees (approximate)
Worldwide headcount	3,750	3,645		2.9%
Number of equity and credit analysts	172	170		1.2%
Number of manager research analysts	103	110		(6.4)%

	Three months ended March 31
Other Metrics	2015	2014		Change
Average assets under management and advisement ($bil)	$174.7	$161.5		8.2%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	13	9		44.4%
Asset value of CMBS new-issue ratings ($bil)	$10.5	$5.6		87.5%

(1) Beginning in the second quarter of 2014, we changed our reporting to show the number of enterprise clients for Morningstar Advisor Workstation instead of the number of individual licenses. We also began disclosing the number of licenses for Morningstar Office as a separate line item.

(2) The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Advisory services for some assets for which we receive a flat fee; we do not include these assets in the total reported above.

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

(3) We cannot separately quantify the factors affecting assets under management and advisement for our managed retirement accounts. These factors primarily consist of employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. We cannot quantify the effect of these other factors because the information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

(4) Revised to include Ibbotson Australia.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Consolidated Results

	Three months ended March 31
Key Metrics (in millions)	2015	2014	Change
Revenue	$189.8	$181.2	4.8%
Operating income	$44.5	$38.5	15.6%
Operating margin	23.5%	21.3%	2.2	pp

Cash provided by (used for) investing activities	$(14.1)	$51.4	(127.4)%
Cash provided by (used for) financing activities	$7.0	$(27.5)	(125.5)%

Cash provided by operating activities	$35.0	$11.9	(194.3)%
Capital expenditures	(14.4)	(20.8)	(30.6)%
Free cash flow	$20.6	$(8.9)	NMF

____________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures: consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue) and free cash flow. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

We present consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue) because we believe this non-GAAP measure helps investors better compare period-over-period results.

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

Consolidated Revenue

	Three months ended March 31
(in millions)	2015	2014	Change
Consolidated revenue	$189.8	$181.2	4.8%

In the first quarter of 2015, consolidated revenue increased 4.8% to $189.8 million. During the first quarter, the U.S. dollar strengthened significantly against most foreign currencies. This has been an ongoing trend for several quarters and was more pronounced in the first quarter of 2015, resulting in an unfavorable effect on revenue of $6.5 million.

Some of the main contributors to the increase in consolidated revenue were Morningstar Credit Ratings (our structured credit research and ratings business), Morningstar Direct, Morningstar Managed Portfolios, and Morningstar Advisor Workstation (including Morningstar Office). Positive results for these products were partially offset by a $1.9 million decline for Morningstar Principia, as we've been migrating subscribers to newer workflow solutions. Morningstar Data revenue was also down $1.0 million, mainly due to the negative effect of foreign currency mentioned above. Revenue for Investment Advisory services declined $0.9 million. However, as a result of a change in accounting estimate for certain investment management contracts with minimum fee features, the company recognized an additional $1.7 million of revenue in the first quarter of 2014 (of which $1.2 million related to Investment Advisory services) that did not recur in the first quarter of 2015.

Morningstar Credit Ratings rose $3.5 million as a result of higher new issuance volume and larger transactions. Morningstar Direct revenue rose $2.8 million. Growth in Morningstar Direct reflects additional licenses for both new and existing clients.

Morningstar Managed Portfolios revenue rose $1.9 million. Assets under management and advisement for Morningstar Managed Portfolios rose about 16.4% year over year, reflecting net inflows and positive market returns over the past 12 months.

Revenue from asset-based fees made up approximately 15% of consolidated revenue in the first quarter of 2015 and 12% in the first quarter of 2014.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. We had $3.1 million of incremental revenue in the first quarter of 2015 from ByAllAccounts, Inc. and HelloWallet Holdings, Inc. Foreign currency translations had a $6.5 million unfavorable effect as the U.S. dollar strengthened significantly against most foreign currencies. Excluding these two factors, organic revenue rose 6.6% in the first quarter of 2015.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2015	2014	Change
Consolidated revenue	$189.8	$181.2	4.8%
Less: acquisitions	(3.1)	—	NMF
Less: divestitures	—	—	NMF
Unfavorable effect of foreign currency translations	6.5	—	NMF
Organic revenue	$193.2	$181.2	6.6%
 ___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended March 31
(in millions)	2015	2014	Change
United States	$140.9	$130.0	8.4%

United Kingdom	14.6	15.3	(4.6)%
Continental Europe	14.3	15.6	(8.3)%
Australia	7.7	8.2	(6.1)%
Canada	7.0	7.7	(9.1)%
Asia	4.4	3.7	18.9%
Other	0.9	0.7	28.6%
Total International	48.9	51.2	(4.5)%

Consolidated revenue	$189.8	$181.2	4.8%

International revenue made up about 26% of our consolidated revenue in the first three months of 2015, compared with 28% in the first three months of 2014. About 60% of this amount is from Continental Europe and the United Kingdom. We also have a fairly large revenue base in Australia and Canada.

Revenue from international operations decreased $2.3 million, or 4.5%, in the first quarter. Excluding acquisitions and foreign currency translations, revenue from international operations increased 8.2%. Our operations in Continental Europe were the main contributors to the increase, followed by the United Kingdom and Australia.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2015	2014	Change
International revenue	$48.9	$51.2	(4.5)%
Less: acquisitions	—	—	NMF
Less: divestitures	—	—	NMF
Unfavorable effect of foreign currency translations	6.5	—	NMF
International organic revenue	$55.4	$51.2	8.2%

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

Consolidated Operating Expense

	Three months ended March 31
($000)	2015	2014	Change
Cost of revenue	$78.7	$75.8	3.9%
% of revenue	41.5%	41.8%	(0.3)	pp
Sales and marketing	25.4	28.4	(10.6)%
% of revenue	13.4%	15.7%	(2.3)	pp
General and administrative	26.1	26.1	(0.2)%
% of revenue	13.8%	14.4%	(0.6)	pp
Depreciation and amortization	15.1	12.4	22.0%
% of revenue	8.0%	6.8%	1.2	pp
Total operating expense	$145.3	$142.7	1.8%
% of revenue	76.5%	78.7%	(2.2)	pp

Consolidated operating expense increased $2.6 million, or 1.8%, in the first quarter of 2015, including a favorable foreign currency effect of $5.0 million.

Higher compensation expense (including salaries, bonus, and other company-sponsored benefits) contributed to this additional expense. We had approximately 3,750 employees worldwide as of March 31, 2015, compared with 3,645 as of March 31, 2014. This growth reflects the ByAllAccounts and HelloWallet acquisitions as well as hiring for data analysts based in India to support our existing business and new initiatives.

Higher expense for depreciation, advertising and marketing, and rent also contributed to expense growth during the first quarter of 2015.

Sales commission expense decreased $3.5 million in the first quarter. In the first quarter of 2014, we changed to a new sales commission structure that requires a different accounting treatment. We now expense sales commissions as incurred instead of amortizing them over the term of the underlying contracts but continued to amortize the prepaid commission balance from the previous commission plan. This amortization triggered an additional $2.7 million and $1.2 million of sales commission cost in the first quarter of 2014 and 2015, respectively.

The expense growth in the first quarter was also partially offset by a step up in capitalized software development, which reduced operating expense. In the first quarter of 2015, we capitalized $4.1 million of software development costs related to ongoing enhancements for some of our key platforms as well as an additional $1.7 million for new software development.

Legal and other professional fees were also down $2.1 million in the first quarter of 2015 as a result of litigation- related legal fees in the first quarter of 2014 that did not recur in the first quarter of 2015.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $2.9 million in the first quarter of 2015, mainly because of higher salary expense. Increases in other compensation expense (including bonus and company-sponsored benefits) driven by higher headcount also contributed to the change in this category.

Partially offsetting these higher expenses was an increase in capitalized software development, which reduced cost of revenue in the first quarter. We capitalized $5.8 million of compensation expense associated with software development activities in the first quarter of 2015. For comparison, we capitalized $4.1 million of expense in the first quarter of 2014.

As a percentage of revenue, cost of revenue decreased slightly in the first quarter of 2015.

Sales and marketing

Sales and marketing expense decreased $3.0 million in the first quarter of 2015. Lower sales commission expense of $3.3 million (mainly reflecting the change in sales commission structure discussed above) as well as lower travel and conference expense of $1.1 million were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $1.2 million.

As a percentage of revenue, sales and marketing expense decreased 2.3 percentage points in the first quarter of 2015.

General and administrative

General and administrative expense was flat in the first quarter of 2015. Legal professional fees decreased $2.0 million as a result of litigation-related legal fees in the first quarter of 2014 that did not recur in the first quarter of 2015. This decrease was partially offset by an increase of $1.4 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

As a percentage of revenue, general and administrative expense decreased slightly in the first quarter of 2015.

Depreciation and amortization

Depreciation expense rose $2.3 million in the quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States. Intangible amortization expense increased $0.4 million in the first quarter of 2015, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of intangible assets from some previous acquisitions.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $16.0 million in 2015 and $17.0 million in 2016. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense increased 1.2 percentage points in the first quarter of 2015.

Consolidated Operating Income

	Three months ended March 31
($000)	2015	2014	Change
Operating income	$44.5	$38.5	15.6%
% of revenue	23.5%	21.3%	2.2	pp

Consolidated operating income increased $6.0 million in the first quarter of 2015, as revenue increased $8.6 million and operating expense increased $2.6 million. Operating margin was 23.5%, up 2.2 percentage points compared with the first quarter of 2014.

Non-Operating Income (Expense), Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended March 31
(in millions)	2015	2014
Interest income	$0.4	$0.7
Interest expense	(0.2)	(0.1)
Other income (expense), net	(0.6)	0.3
Non-operating income (expense), net	$(0.4)	$0.9

Interest income mainly reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in the third quarter of 2014.

Other income (expense), net primarily includes foreign currency exchange gains and losses arising from the ordinary course of business related to our operations.

Equity in net income of unconsolidated entities

	Three months ended March 31
(in millions)	2015	2014
Equity in net income of unconsolidated entities	$0.5	$0.6

Equity in net income of unconsolidated entities primarily reflects Morningstar Japan K.K. (MJKK).

Effective tax rate and income tax expense

	Three months ended March 31
(in millions)	2015	2014
Income before income taxes and equity in net income of unconsolidated entities	$44.1	$39.4
Equity in net income of unconsolidated entities	0.5	0.6
Net (income) loss attributable to the noncontrolling interest	(0.1)	0.1
Total	$44.5	$40.1
Income tax expense	$14.8	$13.7
Effective tax rate	33.3%	34.1%

Our effective tax rate in the first quarter of 2015 was 33.3%, a decrease of 0.8 percentage points compared with 34.1% in the prior-year period. The decrease primarily reflects unrecognized tax benefits that were recorded in the prior-year period.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $21.8 million, or 56% of our total investments balance as of March 31, 2015) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 44% of our cash, cash equivalents, and investments balance as of March 31, 2015 was held by our operations in the United States, up from about 28% as of December 31, 2014. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

As of March 31, 2015, we had cash, cash equivalents, and investments of $243.2 million, an increase of $18.6 million compared with $224.6 million as of December 31, 2014. The increase reflects net income, adjusted for non-cash items, the positive effect of changes in our operating assets and liabilities, as well as $15.0 million drawn on the credit facility described below. These items were partially offset by $14.4 million of capital expenditures, $2.3 million used to repurchase common stock through our share repurchase program, and bonus payments of $47.8 million made during the first quarter of 2015.

Cash provided by operating activities is our main source of cash. In the first three months of 2015, cash provided by operating activities was $35.0 million, driven by $46.9 million of net income, adjusted for non-cash items, partially offset by $11.9 million in changes from our net operating assets and liabilities.

In July 2014, we established a $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. We drew $15.0 million on this credit facility during the first quarter of 2015 and had an outstanding principal balance of $45.0 million as of March 31, 2015 at an interest rate of LIBOR plus 100 basis points, leaving borrowing availability of $30.0 million.

In the first three months of 2015, we also paid dividends of $8.4 million. In February 2015, our board of directors approved payment of a regular quarterly dividend of 19.0 cents per share payable on April 30, 2015 to shareholders of record as of April 10, 2015.

In December 2013, our board approved a $200.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $700.0 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first three months of 2015, we repurchased a total of 32,026 shares for $2.3 million. As of March 31, 2015, we have repurchased a total of 8.2 million shares for $528.9 million. The company had approximately $171.1 million available for future repurchases as of March 31, 2015.

We expect to continue making capital expenditures in 2015, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
(in millions)	2015	2014	Change
Cash provided by operating activities	$35.0	$11.9	194.3%
Capital expenditures	(14.4)	(20.8)	(30.6)%
Free cash flow	$20.6	$(8.9)	NMF

We generated positive free cash flow of $20.6 million in the first quarter of 2015, an increase of $29.5 million compared with negative free cash flow of $8.9 million in the first quarter of 2014. The change reflects a $23.1 million increase in cash provided by operating activities as well as a $6.4 million decrease in capital expenditures.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015. We also discuss our significant accounting policies in Note 3 of our Audited Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2015:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2015	Projected Beneficial Ownership (1)
Don Phillips Managing Director and Director	11/24/2014	11/17/2015	26,862	Shares to be sold under the plan if the stock reaches specified prices	18,000	169,831
______________________________
(1) This column reflects an estimate of the number of shares Don will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2015, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2015 and restricted stock units that will vest by May 30, 2015. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2015. Don may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in proprietary Morningstar portfolios and exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. As of March 31, 2015, our cash, cash equivalents, and investments balance was $243.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2015:

	Three months ended March 31, 2015
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of March 31, 2015	1.0852	1.4836	0.7691	—

Foreign denominated percentage of revenue	5.0%	7.7%	4.0%	9.1%
Foreign denominated percentage of operating income (loss)	6.1%	(0.5)%	4.1%	(5.7)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.3)	$(1.7)	$(0.9)	$(2.0)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$—	$(0.2)	$0.1

The table below shows our exposure to net investment in foreign currencies as of March 31, 2015:

	As of March 31, 2015
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$73.5	$118.6	$69.5	$117.4
Liabilities	33.5	42.1	55.6	56.6
Net currency position	$40.0	$76.5	$13.9	$60.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.0)	$(7.6)	$(1.4)	$(6.1)

Item 4.	Controls and Procedures

(a)	Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, we migrated several of our international operations to the new version of our primary accounting system. This application is an integral part of our financial reporting process and materially affects our internal control environment over financial reporting. As of March 31, 2015, management is not aware of any control deficiencies related to this change.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 10, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2015:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2014	8,142,010	$64.65	8,142,010	$173,484,274
January 1, 2015 - January 31, 2015	—	—	—	$173,484,274
February 1, 2015 - February 28, 2015	99	66.59	99	$173,477,682
March 1, 2015 - March 31, 2015	31,927	73.29	31,927	$171,136,960
Total	8,174,036	$64.68	8,174,036
 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $700.0 million in shares of our outstanding common stock. The authorization expires on December 31, 2015.

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 01, 2015	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1	Form of Morningstar 2011 Stock Incentive Plan Performance Share Award Agreement for performance period beginning January 1, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 01, 2015 formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements