Form 10-Q
period 2015-06-30
Morningstar, Inc.
filed 2015-07-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2015, there were 44,247,059 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30
(in millions except per share amounts)	2015	2014	2015	2014

Revenue	$202.1	$189.4	$391.9	$370.6

Operating expense:
Cost of revenue	83.2	81.5	161.8	157.1
Sales and marketing	25.1	27.9	50.5	56.4
General and administrative	27.8	30.4	53.9	56.5
Depreciation and amortization	16.3	13.4	31.4	25.8
Litigation settlement	—	61.0	—	61.0
Total operating expense	152.4	214.2	297.6	356.8

Operating income (loss)	49.7	(24.8)	94.3	13.8

Non-operating income (expense):
Interest income, net	0.1	0.6	0.3	1.2
Gain on sale of investments, reclassified from other comprehensive income	0.5	0.4	0.4	0.3
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	5.2	—	5.2
Other expense, net	—	(0.3)	(0.4)	—
Non-operating income, net	0.6	5.9	0.3	6.7

Income (loss) before income taxes and equity in net income of unconsolidated entities	50.3	(18.9)	94.6	20.5

Equity in net income of unconsolidated entities	0.6	0.5	1.0	1.1

Income tax expense (benefit)	18.7	(8.6)	33.6	5.0

Consolidated net income (loss)	32.2	(9.8)	62.0	16.6

Net income attributable to the noncontrolling interest	—	—	(0.2)	—

Net income (loss) attributable to Morningstar, Inc.	$32.2	$(9.8)	$61.8	$16.6

Net income (loss) per share attributable to Morningstar, Inc.:
Basic	$0.73	$(0.22)	$1.39	$0.37
Diluted	$0.72	$(0.22)	$1.39	$0.37

Dividends per common share:
Dividends declared per common share	$0.19	$0.17	$0.38	$0.34
Dividends paid per common share	$0.19	$0.17	$0.38	$0.34

Weighted average shares outstanding:
Basic	44.3	44.8	44.3	44.8
Diluted	44.4	44.8	44.4	45.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014

Consolidated net income (loss)	$32.2	$(9.8)	$62.0	$16.6

Other comprehensive income (loss):
Foreign currency translation adjustment	8.8	2.9	(11.0)	5.3
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	(0.6)	0.3	(0.5)	0.4
Reclassification (gains) losses included in net income	0.3	(0.3)	0.3	(0.2)
Other comprehensive income (loss)	8.5	2.9	(11.2)	5.5

Comprehensive income (loss)	40.7	(6.9)	50.8	22.1
Comprehensive income attributable to noncontrolling interest	—	—	(0.2)	—
Comprehensive income (loss) attributable to Morningstar, Inc.	$40.7	$(6.9)	$50.6	$22.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in millions except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$225.6	$185.2
Investments	33.0	39.4
Accounts receivable, less allowance of $1.9 and $1.5, respectively	143.9	136.7
Deferred tax asset, net	10.5	9.0
Income tax receivable	—	6.9
Other current assets	22.4	22.6
Total current assets	435.4	399.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $151.0 and $132.9, respectively	122.6	117.6
Investments in unconsolidated entities	34.9	28.8
Goodwill	364.2	370.1
Intangible assets, net	83.5	95.9
Other assets	7.0	7.1
Total assets	$1,047.6	$1,019.3

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$36.0	$34.3
Accrued compensation	58.9	80.5
Deferred revenue	163.1	146.0
Short-term debt	35.0	30.0
Income tax payable	8.4	—
Other current liabilities	3.6	3.0
Total current liabilities	305.0	293.8
Accrued compensation	8.2	7.9
Deferred tax liability, net	28.7	26.0
Deferred rent	26.3	26.4
Other long-term liabilities	9.5	10.8
Total liabilities	377.7	364.9

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,247,059 and 44,345,763 shares were outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Treasury stock at cost, 8,605,118 shares as of June 30, 2015 and 8,257,214 shares as of December 31, 2014	(550.6)	(524.3)
Additional paid-in capital	569.0	561.1
Retained earnings	686.4	641.5
Accumulated other comprehensive income (loss):
Currency translation adjustment	(36.1)	(25.1)
Unrealized gain on available-for-sale investments	0.1	0.3
Total accumulated other comprehensive loss	(36.0)	(24.8)
Total Morningstar, Inc. shareholders’ equity	668.8	653.5
Noncontrolling interests	1.1	0.9
Total equity	669.9	654.4
Total liabilities and equity	$1,047.6	$1,019.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2015

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non- Controlling Interests
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2014	44,345,763	$—	$(524.3)	$561.1	$641.5	$(24.8)	$0.9	$654.4

Net income		—	—	—	61.8	—	0.2	62.0
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $0.3		—	—	—	—	(0.5)	—	(0.5)
Reclassification of adjustments for losses included in net income, net of income tax of $0.2		—	—	—	—	0.3	—	0.3
Foreign currency translation adjustment, net		—	—	—	—	(11.0)	—	(11.0)
Other comprehensive loss, net		—	—	—	—	(11.2)	—	(11.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	267,066	—	1.4	(3.1)	—	—	—	(1.7)
Stock-based compensation		—	—	8.9	—	—	—	8.9
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	2.1	—	—	—	2.1
Common shares repurchased	(365,770)	—	(27.7)	—	—	—	—	(27.7)
Dividends declared — common shares outstanding		—	—	—	(16.9)	—	—	(16.9)

Balance as of June 30, 2015	44,247,059	$—	$(550.6)	$569.0	$686.4	$(36.0)	$1.1	$669.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in millions)	2015	2014

Operating activities
Consolidated net income	$62.0	$16.6
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	31.4	25.8
Deferred income taxes	1.3	(2.6)
Stock-based compensation expense	8.9	8.3
Provision for (recoveries of) bad debts	0.4	(0.3)
Equity in net income of unconsolidated entities	(1.0)	(1.1)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2.1)	(1.9)
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	(5.2)
Other, net	—	(0.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8.8)	(19.3)
Other assets	—	0.2
Accounts payable and accrued liabilities	2.0	61.2
Accrued compensation	(18.1)	(8.7)
Income taxes—current	15.7	(12.2)
Deferred revenue	19.1	8.8
Deferred rent	0.1	(1.0)
Other liabilities	—	(1.1)
Cash provided by operating activities	110.9	66.7

Investing activities
Purchases of investments	(14.0)	(7.7)
Proceeds from maturities and sales of investments	20.5	95.5
Capital expenditures	(27.6)	(30.8)
Acquisitions, net of cash acquired	—	(64.4)
Other, net	(5.1)	0.2
Cash used for investing activities	(26.2)	(7.2)

Financing activities
Common shares repurchased	(27.7)	(36.7)
Dividends paid	(16.9)	(15.3)
Proceeds from short-term debt	15.0	—
Repayment of short-term debt	(10.0)	—
Proceeds from stock-option exercises	3.2	2.1
Employee taxes withheld for restricted stock units	(4.9)	(5.0)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	2.1	1.9
Other, net	0.1	—
Cash used for financing activities	(39.1)	(53.0)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	1.6
Net increase in cash and cash equivalents	40.4	8.1
Cash and cash equivalents—beginning of period	185.2	168.2
Cash and cash equivalents—end of period	$225.6	$176.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14.5	$19.9
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$0.3	$0.3
Equipment obtained under long-term financing arrangement	$1.3	$—

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3. Credit Arrangements

In July 2015, we renewed our $75.0 million, single-bank revolving credit facility. We had an outstanding principal balance of $35.0 million at an interest rate of LIBOR plus 100 basis points as of June 30, 2015. On July 20, 2015, we repaid the outstanding principal balance of $35.0 million, leaving full availability of the facility.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2014 to June 30, 2015:

(in millions)
Balance as of December 31, 2014	$370.1
Foreign currency translation	(5.9)
Balance as of June 30, 2015	$364.2

We did not record any impairment losses in the first six months of 2015 or 2014. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2015				As of December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.6	$(25.9)	$2.7	9	$29.0	$(25.0)	$4.0	9
Customer-related assets	139.4	(88.2)	51.2	12	141.5	(83.6)	57.9	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	88.5	(61.2)	27.3	8	88.8	(57.4)	31.4	8
Non-competition agreement	4.3	(2.1)	2.2	5	4.4	(1.9)	2.5	5
Total intangible assets	$261.0	$(177.5)	$83.5	10	$263.9	$(168.0)	$95.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Amortization expense	$5.4	$5.5	$10.9	$10.6

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2015 and subsequent years as follows:

(in millions)
Remainder of 2015 (from July 1 through December 31)	$10.8
2016	17.2
2017	12.8
2018	10.6
2019	7.9
Thereafter	24.2

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

	Three months ended June 30		Six months ended June 30
(in millions, except per share amounts)	2015	2014	2015	2014

Basic net income (loss) per share attributable to Morningstar, Inc.:
Net income (loss) attributable to Morningstar, Inc.:	$32.2	$(9.8)	$61.8	$16.6
Less: Distributed earnings available to participating securities	—	—	—	—
Less: Undistributed earnings available to participating securities	—	—	—	—
Numerator for basic net income (loss) per share — undistributed and distributed earnings available to common shareholders	$32.2	$(9.8)	$61.8	$16.6

Weighted average common shares outstanding	44.3	44.8	44.3	44.8

Basic net income (loss) per share attributable to Morningstar, Inc.	$0.73	$(0.22)	$1.39	$0.37

Diluted net income (loss) per share attributable to Morningstar, Inc.:
Numerator for basic net income (loss) per share — undistributed and distributed earnings available to common shareholders	$32.2	$(9.8)	$61.8	$16.6
Add: Undistributed earnings allocated to participating securities	—	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	—	—	—
Numerator for diluted net income (loss) per share — undistributed and distributed earnings available to common shareholders	$32.2	$(9.8)	$61.8	$16.6

Weighted average common shares outstanding	44.3	44.8	44.3	44.8
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.1	—	0.1	0.2
Weighted average common shares outstanding for computing diluted income per share	44.4	44.8	44.4	45.0

Diluted net income (loss) per share attributable to Morningstar, Inc.	$0.72	$(0.22)	$1.39	$0.37

The following table shows the number of restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30		Six months ended June 30
(in thousands)	2015	2014	2015	2014
Weighted average stock options	—	160	—	—
Weighted average restricted stock units	43	108	42	18
Weighted average performance share awards	15	10	6	—
Weighted average restricted stock	—	3	—	6
Total	58	281	48	24

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
United States	$151.2	$136.5	$292.1	$266.4

United Kingdom	16.0	15.6	30.8	31.0
Continental Europe	14.4	15.9	28.7	31.5
Australia	8.0	9.2	15.7	17.4
Canada	7.1	7.5	14.0	15.2
Asia	4.4	3.9	8.8	7.6
Other	1.0	0.8	1.8	1.5
Total International	50.9	52.9	99.8	104.2

Consolidated revenue	$202.1	$189.4	$391.9	$370.6

Long-lived assets by geographical area
	As of June 30	As of December 31
(in millions)	2015	2014
United States	$104.2	$98.1

United Kingdom	8.4	8.1
Continental Europe	2.0	2.1
Australia	1.0	0.8
Canada	0.7	0.9
Asia	6.2	7.5
Other	0.1	0.1
Total International	18.4	19.5

Consolidated property, equipment, and capitalized software, net	$122.6	$117.6

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

	As of June 30	As of December 31
(in millions)	2015	2014
Available-for-sale	$8.8	$13.2
Held-to-maturity	15.1	17.9
Trading securities	9.1	8.3
Total	$33.0	$39.4

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2015				As of December 31, 2014
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$7.4	$0.3	$(0.2)	$7.5	$11.4	$0.8	$(0.3)	$11.9
Mutual funds	1.2	0.2	(0.1)	1.3	1.2	0.2	(0.1)	1.3
Total	$8.6	$0.5	$(0.3)	$8.8	$12.6	$1.0	$(0.4)	$13.2

Held-to-maturity:
Certificates of deposit	$15.1	$—	$—	$15.1	$17.9	$—	$—	$17.9

As of June 30, 2015 and December 31, 2014, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2015 and December 31, 2014. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of June 30, 2015		As of December 31, 2014
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$8.6	$8.8	$12.6	$13.2
Total	$8.6	$8.8	$12.6	$13.2

Held-to-maturity:
Due in one year or less	$15.1	$15.1	$17.9	$17.9
Total	$15.1	$15.1	$17.9	$17.9

As of June 30, 2015 and December 31, 2014, held-to-maturity investments included a $1.5 million certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Operations:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Realized gains	$0.7	$0.4	$0.9	$0.6
Realized losses	(0.2)	—	(0.5)	(0.3)
Realized gains, net	$0.5	$0.4	$0.4	$0.3

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Condensed Consolidated Statements of Operations:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Unrealized gains (losses), net	$0.2	$(0.2)	$0.3	$(0.2)

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of June 30, 2015
	as of	Using Fair Value Hierarchy
(in millions)	June 30, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$7.5	$7.5	$—	$—
Mutual funds	1.3	1.3	—	—
Trading securities	9.1	9.1	—	—
Cash equivalents	0.5	0.5	—	—
Total	$18.4	$18.4	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2014
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$11.9	$11.9	$—	$—
Mutual funds	1.3	1.3	—	—
Trading securities	8.3	8.3	—	—
Cash equivalents	0.5	0.5	—	—
Total	$22.0	$22.0	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of June 30, 2015 and December 31, 2014.

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

Accounting for Stock-Based Compensation Awards

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Cost of revenue	$2.1	$2.0	$4.1	$3.7
Sales and marketing	0.6	0.5	1.1	1.0
General and administrative	1.9	1.9	3.7	3.6
Total stock-based compensation expense	$4.6	$4.4	$8.9	$8.3

The following table summarizes the amount of unrecognized stock-based compensation expense as of June 30, 2015 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Expected amortization period (months)
Restricted stock units	$39.3	35
Performance share awards	3.8	29
Total unrecognized stock-based compensation expense	$43.1	34

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Income (loss) before income taxes and equity in net income of unconsolidated entities	$50.3	$(18.9)	$94.6	$20.5
Equity in net income of unconsolidated entities	0.6	0.5	1.0	1.1
Net (income) loss attributable to the noncontrolling interest	—	—	(0.2)	—
Total	$50.9	$(18.4)	$95.4	$21.6
Income tax expense (benefit)	$18.7	$(8.6)	$33.6	$5.0
Effective tax rate	36.7%	46.8%	35.2%	23.3%

Our effective tax rate in the second quarter of 2015 was 36.7%, a decrease of 10.1 percentage points compared with 46.8% in the prior-year period. During the second quarter of 2014, we reported a loss before income taxes and equity in net income of unconsolidated entities of $18.9 million, which included a litigation settlement expense of $61.0 million that is deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax benefit of $8.6 million, which is equivalent to a 46.8% effective tax rate, in the second quarter of 2014.

Our effective tax rate for the first six months of 2015 was 35.2%.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2015 and December 31, 2014, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
(in millions)	2015	2014
Gross unrecognized tax benefits	$13.4	$11.9
Gross unrecognized tax benefits that would affect income tax expense	$11.3	$11.9
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.0	$10.6

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2015	2014
Current liability	$5.9	$5.1
Non-current liability	5.1	6.6
Total liability for unrecognized tax benefits	$11.0	$11.7

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 63% of our cash, cash equivalents, and investments balance as of June 30, 2015 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

As of June 30, 2015, we had repurchased a total of 8,507,780 shares for $554.2 million under this authorization, leaving approximately $145.8 million available for future repurchases.

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

Equity markets generally posted positive returns in the second quarter of 2015, but returns were stronger outside the United States. The Morningstar U.S. Market Index, a broad market benchmark, gained 0.08% in the quarter, while the Global Ex-U.S. Index finished the quarter with a total return of 0.75%.

U.S. mutual fund assets stood at $16.3 trillion as of May 31, 2015, based on data from the Investment Company Institute (ICI), compared with $15.5 trillion as of May 31, 2014. Based on Morningstar's estimated asset flow data, investors added a total of about $70 billion to long-term open-end funds during the second quarter, but net flows to U.S. equity funds were negative.

Assets in exchange-traded funds (ETFs) rose to $2.1 trillion as of May 31, 2015, compared with $1.8 trillion as of May 31, 2014, based on data from the ICI.

Despite generally positive market trends, we believe the business environment for the financial services industry remains mixed. While equity market returns have generally been positive, asset management firms have been facing increasing regulatory burdens, which are leading to higher costs and more cautious spending in other areas.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of June 30
	2015	2014		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	122,235	122,736		(0.4)%
Morningstar.com registered users (U.S.)	8,377,139	8,021,734		4.4%
Advisor Workstation clients (U.S.)	187	170		10.0%
Morningstar Office licenses (U.S.)	4,298	4,201		2.3%
Morningstar Direct licenses	10,839	9,222		17.5%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (1)	$82.1	$82.8	(3)	(0.8)%
Retirement Solutions
Managed Accounts (2)	$38.0	$36.8		3.3%
Plan Sponsor Advice	28.8	26.0		10.8%
Custom Models	18.3	11.6		57.8%
Retirement Solutions (total)	$85.1	$74.4		14.4%
Morningstar Managed Portfolios	$12.9	$11.9	(3)	8.4%

Our employees (approximate)
Worldwide headcount	3,740	3,800		(1.6)%
Number of equity and credit analysts	185	175		5.7%
Number of manager research analysts	105	100		5.0%

	Three months ended June 30				Six months ended June 30
(in millions)	2015	2014		Change	2015	2014		Change
Key product revenue (4)
Morningstar Data	$36.4	$34.9	(5)	4.3%	$70.4	$69.8	(5)	0.9%
Morningstar Advisor Workstation	26.6	24.8		7.3%	52.4	49.3		6.3%
Morningstar Direct	25.1	22.7		10.6%	49.6	44.3		12.0%
Retirement Solutions	16.6	13.8		20.3%	32.1	27.5		16.7%
Morningstar.com	15.0	14.6		2.7%	29.3	28.5		2.8%

Other Metrics
Average assets under management and advisement ($bil)	$179.8	$166.3		8.1%	$176.5	$164.0		7.6%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	16	9		77.8%	32	18		77.8%
Asset value of CMBS new-issue ratings ($bil)	$14.2	$4.7		202.1%	$25.3	$10.3		145.6%

(1) The asset totals include relationships for which we receive basis-point fees, including consulting arrangements and other agreements where we act as a portfolio construction manager for a mutual fund or variable annuity. We also provide Investment Advisory services for some assets for which we receive a flat fee; we do not include these assets in the total reported above.

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

(3) Revised to include Ibbotson Australia and a minor classification change.

(4) Key product revenue includes the effect of foreign currency translations.

(5) Revised to include a minor classification change.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Consolidated Results

	Three months ended June 30					Six months ended June 30
Key Metrics (in millions)	2015	2014		Change		2015	2014		Change
Revenue	$202.1	$189.4		6.7%		$391.9	$370.6		5.8%
Operating income (loss)	$49.7	$(24.8)	(1)	300.8%		$94.3	$13.8	(1)	585.5%
Operating margin	24.6%	(13.1)%		37.7	pp	24.1%	3.7%		20.4	pp

Cash provided by operating activities	$75.9	$54.8	(1)	38.5%		$110.9	$66.7	(1)	66.3%
Capital expenditures	(13.2)	(10.0)		32.0%		(27.6)	(30.8)		(10.4)%
Free cash flow	$62.7	$44.8	(1)	40.0%		$83.3	$35.9	(1)	132.0%

____________________________________________________________________________________________
pp — percentage points

(1) Operating income and free cash flow for the second quarter of 2014 and first six months of 2014 include a $61.0 million litigation settlement expense and corresponding cash outflow.

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures: consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue), consolidated operating income excluding the litigation settlement (adjusted operating income), consolidated operating margin excluding the litigation settlement (adjusted operating margin), and free cash flow. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

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

Consolidated Revenue

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
Consolidated revenue	$202.1	$189.4	6.7%	$391.9	$370.6	5.8%

In the second quarter of 2015, consolidated revenue increased 6.7% to $202.1 million. Currency movements were a major factor in our second quarter results, as continued strength in the U.S. dollar reduced revenue from our international operations when translated into U.S. dollars. This has been an ongoing trend for several quarters and during the second quarter reduced revenue by $7.6 million.

Some of the main contributors to the increase in consolidated revenue were Morningstar Credit Ratings (our structured credit research and ratings business), Morningstar Retirement Solutions, Morningstar Direct, Morningstar Advisor Workstation (including Morningstar Office), and Morningstar Data. Positive results for these products were partially offset by a $1.3 million decline for Morningstar Principia, as we've been migrating subscribers to newer workflow solutions.

Morningstar Credit Ratings revenue rose $4.3 million as a result of higher new issuance volume and a significant increase in the asset value of new-issue ratings. Morningstar Retirement Solutions' revenue rose $2.9 million. Assets under management and advisement for Retirement Solutions rose about 14% year over year, mainly reflecting growth in custom models. Morningstar Direct revenue rose $2.4 million reflecting strong growth in additional licenses for both new and existing clients.

For the first six months of 2015, consolidated revenue was up 5.8% to $391.9 million, compared with $370.6 million in the same period of 2014. Morningstar Credit Ratings, Morningstar Direct, Morningstar Retirement Solutions, Morningstar Managed Portfolios, and Morningstar Advisor Workstation (including Morningstar Office) were the main positive contributors, partially offset by lower revenue for Principia. Morningstar Data revenue for the first six months of 2015 was flat, mainly because of the negative effect of foreign currency mentioned above.

Revenue from asset-based fees made up approximately 15% of consolidated revenue in the second quarter and first six months of 2015 compared with approximately 12% of consolidated revenue for the same periods in 2014.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. We had $0.9 million of incremental revenue in the second quarter of 2015 from our acquisition of HelloWallet. As mentioned above, foreign currency translations had a $7.6 million unfavorable effect. Excluding these two factors, organic revenue rose 10.3% in the second quarter of 2015.

For the first six months of 2015, we had $4.0 million of incremental revenue from our acquisitions of ByAllAccounts and HelloWallet. Foreign currency translations had a $14.1 million unfavorable effect, and organic revenue increased about 8.5% for the six-month period.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
Consolidated revenue	$202.1	$189.4	6.7%	$391.9	$370.6	5.8%
Less: acquisitions	(0.9)	—	NMF	(4.0)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Unfavorable effect of foreign currency translations	7.6	—	NMF	14.1	—	NMF
Organic revenue	$208.8	$189.4	10.3%	$402.0	$370.6	8.5%
 ___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
United States	$151.2	$136.5	10.8%	$292.1	$266.4	9.6%

United Kingdom	16.0	15.6	2.6%	30.8	31.0	(0.6)%
Continental Europe	14.4	15.9	(9.4)%	28.7	31.5	(8.9)%
Australia	8.0	9.2	(13.0)%	15.7	17.4	(9.8)%
Canada	7.1	7.5	(5.3)%	14.0	15.2	(7.9)%
Asia	4.4	3.9	12.8%	8.8	7.6	15.8%
Other	1.0	0.8	25.0%	1.8	1.5	20.0%
Total International	50.9	52.9	(3.8)%	99.8	104.2	(4.2)%

Consolidated revenue	$202.1	$189.4	6.7%	$391.9	$370.6	5.8%

International revenue made up about 26% of our consolidated revenue in the first six months of 2015, compared with 28% in the first six months of 2014. About 60% of this amount is from Continental Europe and the United Kingdom. We also have a fairly large revenue base in Australia and Canada.

Revenue from international operations decreased $2.0 million, or 3.8%, in the second quarter. Excluding acquisitions and the negative effect of foreign currency translations, international organic revenue increased 10.6%. Our operations in the United Kingdom were the main contributors to the increase, followed by Continental Europe and Japan.

For the first six months of 2015, revenue from international operations was down $4.4 million, or 4.2%. Excluding acquisitions and the negative effect of foreign currency translations, international organic revenue increased 9.3%. Our operations in Continental Europe were the main contributors to the increase, followed by the United Kingdom and Japan.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
International revenue	$50.9	$52.9	(3.8)%	$99.8	$104.2	(4.2)%
Less: acquisitions	—	—	NMF	—	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Unfavorable effect of foreign currency translations	7.6	—	NMF	14.1	—	NMF
International organic revenue	$58.5	$52.9	10.6%	$113.9	$104.2	9.3%

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

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
(in millions)	2015	2014	Change		2015	2014	Change
Cost of revenue	$83.2	$81.5	2.2%		$161.8	$157.1	3.0%
% of revenue	41.2%	43.0%	(1.8)	pp	41.3%	42.4%	(1.1)	pp
Sales and marketing	25.1	27.9	(10.3)%		50.5	56.4	(10.5)%
% of revenue	12.4%	14.7%	(2.3)	pp	12.9%	15.2%	(2.3)	pp
General and administrative	27.8	30.4	(8.6)%		53.9	56.5	(4.7)%
% of revenue	13.8%	16.1%	(2.3)	pp	13.8%	15.2%	(1.4)	pp
Depreciation and amortization	16.3	13.4	21.9%		31.4	25.8	22.0%
% of revenue	8.1%	7.1%	1.0	pp	8.0%	7.0%	1.0	pp
Litigation settlement	—	61.0	NMF		—	61.0	NMF
% of revenue	—%	32.2%	(32.2)	pp	—%	16.5%	(16.5)	pp
Total operating expense	$152.4	$214.2	(28.8)%		$297.6	$356.8	(16.6)%
% of revenue	75.4%	113.1%	(37.7)	pp	75.9%	96.3%	(20.4)	pp

Consolidated operating expense decreased $61.8 million, or 28.8%, in the second quarter of 2015, and $59.2 million, or 16.6%, in the first six months of 2015. The decrease in operating expense in both periods was primarily associated with the $61.0 million litigation settlement expense incurred in the second quarter of 2014 that did not recur in 2015. In addition, as a result of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $6.5 million and $12.0 million on operating expense during the second quarter and first six months of 2015, respectively.

Sales commission expense decreased $2.2 million in the second quarter and $5.7 million in the first six months of 2015. In the first quarter of 2014, we changed to a new sales commission structure that requires a different accounting treatment. We now expense sales commissions as incurred instead of amortizing them over the term of the underlying contracts but continued to amortize the prepaid commission balance from the previous commission plan. This amortization triggered an additional $2.8 million and $0.9 million of sales commission cost in the second quarter of 2014 and 2015, respectively. In the first six months of 2014 and 2015, this amortization triggered an additional $5.5 million and $2.1 million of sales commission cost, respectively.

Legal and other professional fees were down $2.6 million in the second quarter of 2015 and $4.7 million in the first six months of 2015 as a result of litigation-related legal fees in the second quarter and first six months of 2014 that did not recur in 2015.

Also reducing operating expense was a step up in capitalized software development. In the second quarter of 2015, we capitalized $5.3 million of software development costs related to ongoing enhancements for some of our key platforms as well as an additional $0.3 million for new software development. For the first six months of 2015, we capitalized $11.4 million of software development expense, including $9.5 million for ongoing enhancements of key platforms and an additional $1.9 million for new development of upgraded software platforms. In comparison, we capitalized a total of $4.4 million and $8.5 million of software development expense in the second quarter and first six months of 2014, respectively.

Compensation expense (including salaries, bonus, and other company-sponsored benefits) decreased $1.1 million in the second quarter of 2015 and rose $3.4 million in the first six months of 2015. The decline in the second quarter of 2015 partially reflects the effects of foreign currency translations. While we have recently experienced a slight decrease in our headcount, we continue to see opportunities to invest in our key growth initiatives.

Depreciation, advertising and marketing, rent, and production expense were also higher during the second quarter and first six months of 2015.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $1.7 million in the second quarter of 2015, mainly because of higher salary expense in connection with hires made to support the growth of our business as well as annual merit increases. Production expense, bonus expense, and professional fees also contributed to the increase in this category.

For the first six months of 2015, cost of revenue was up $4.7 million. Higher salary expense of $4.7 million was the primary contributor to the increase as a result of additional hires to support the growth of our business. Annual merit increases also contributed to the increase in salary expense. Higher expense for bonus, bad debt expense, and professional fees also contributed to the change in this category.

Partially offsetting these increases was an increase in capitalized software development, which reduced cost of revenue in both periods. We capitalized $5.6 million of compensation expense associated with software development activities in the second quarter of 2015 and $11.4 million in the first six months of 2015. In comparison, we capitalized $4.4 million of expense in the second quarter of 2014 and $8.5 million in the first six months of 2014.

As a percentage of revenue, cost of revenue decreased by about 1.8 percentage points in the second quarter and 1.1 percentage points in the first six months of 2015.

Sales and marketing

Sales and marketing expense decreased $2.8 million in the second quarter of 2015. Lower sales commission expense of $2.3 million (mainly reflecting the change in sales commission structure discussed above) as well as lower salary expense of $0.8 million were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $0.7 million.

For the first six months of 2015, sales and marketing expense was down about $5.9 million. Lower sales commission expense of $5.7 million (mainly reflecting of the change in sales commission plan discussed above) and lower salary expense of $1.1 million, as well as lower travel and conference expense of $0.9 million, were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $1.9 million.

As a percentage of revenue, sales and marketing expense decreased 2.3 percentage points in both the second quarter of 2015 and first six months of the year.

General and administrative

General and administrative expense decreased $2.6 million in the second quarter of 2015. Legal professional fees decreased $1.7 million as a result of litigation-related legal fees in the second quarter of 2014 that did not recur in the second quarter of 2015. This decrease was partially offset by an increase of $0.8 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

For the first six months of 2015, general and administrative expense was down $2.6 million. Legal professional fees decreased $3.7 million as a result of litigation-related legal fees in the first six months of 2014 that did not recur in the first six months of 2015. Salary expense as well as travel, training, and conference expense also decreased during the first half of the year. These decreases were partially offset by an increase of $2.2 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

As a percentage of revenue, general and administrative expense decreased 2.3 percentage points in the second quarter of 2015 and 1.4 percentage points in the first six months of 2015.

Depreciation and amortization

Depreciation expense rose $3.0 million in the second quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States. Intangible amortization expense decreased $0.1 million in the second quarter of 2015.

For the first six months of 2015, depreciation expense was up $5.4 million, largely driven by the same factors that contributed to growth in depreciation in the second quarter of 2015. Intangible amortization expense was up $0.2 million, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of intangible assets from some previous acquisitions.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $10.8 million for the remainder of 2015 and $17.2 million in 2016. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense increased 1.0 percentage point in the second quarter and first six months of 2015.

Litigation settlement

We recorded a $61.0 million litigation settlement expense in the second quarter of 2014 that did not recur in 2015.

Consolidated Operating Income (Loss)

	Three months ended June 30				Six months ended June 30
(in millions)	2015	2014	Change		2015	2014	Change
Operating income (loss)	$49.7	$(24.8)	300.8%		$94.3	$13.8	585.5%
% of revenue	24.6%	(13.1)%	37.7	pp	24.1%	3.7%	20.4	pp

For the second quarter and the first six months of 2014, consolidated operating expense included the $61.0 million litigation settlement expense referenced above, which had a corresponding negative effect on operating income. This did not recur in 2015.

As a result, consolidated operating income increased $74.5 million in the second quarter of 2015, as revenue increased $12.7 million and operating expense decreased $61.8 million. Operating margin was 24.6%, up 37.7 percentage points compared with the second quarter of 2014.

Consolidated operating income increased $80.5 million in the first six months of 2015 as revenue increased $21.3 million and operating expense decreased $59.2 million. Operating margin was 24.1%, up 20.4 percentage points compared with the first half of 2014.

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
Operating income (loss)	$49.7	$(24.8)	300.8%	$94.3	$13.8	585.5%
Less: litigation settlement	—	61.0	NMF	—	61.0	NMF
Adjusted operating income	$49.7	$36.2	37.3%	$94.3	$74.8	26.1%

Excluding the litigation settlement, we reported adjusted operating income of $36.2 million in the second quarter of 2014 and $74.8 million for the first six months of 2014. Adjusted operating income is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended June 30				Six months ended June 30
	2015	2014	Change		2015	2014	Change
Operating margin	24.6%	(13.1)%	37.7	pp	24.1%	3.7%	20.4	pp
Less: litigation settlement	—%	32.2%	(32.2)	pp	—%	16.5%	(16.5)	pp
Adjusted operating margin	24.6%	19.1%	5.5	pp	24.1%	20.2%	3.9	pp

Excluding the litigation settlement, we reported an adjusted operating margin of 19.1% in the second quarter of 2014 and 20.2% for the first six months of 2014. Adjusted operating margin is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Non-Operating Income, Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Interest income	$0.3	$0.7	$0.7	$1.3
Interest expense	(0.2)	(0.1)	(0.4)	(0.1)
Gain on sale of investments, net	0.5	0.4	0.4	0.3
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	5.2	—	5.2
Other expense, net	—	(0.3)	(0.4)	—
Non-operating income, net	$0.6	$5.9	$0.3	$6.7

Interest income mainly reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in 2014.

Non-operating income for both the second quarter and first six months of 2014 reflects the $5.2 million gain we recorded in connection with our purchase of the remaining ownership interest in HelloWallet, which was previously a minority investment.

Other expense, net primarily includes foreign currency exchange gains and losses arising from the ordinary course of business related to our operations.

Equity in net income of unconsolidated entities

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Equity in net income of unconsolidated entities	$0.6	$0.5	$1.0	$1.1

Equity in net income of unconsolidated entities primarily reflects Morningstar Japan K.K. (MJKK).

Effective tax rate and income tax expense

	Three months ended June 30		Six months ended June 30
(in millions)	2015	2014	2015	2014
Income (loss) before income taxes and equity in net income of unconsolidated entities	$50.3	$(18.9)	$94.6	$20.5
Equity in net income of unconsolidated entities	0.6	0.5	1.0	1.1
Net income attributable to the noncontrolling interest	—	—	(0.2)	—
Total	$50.9	$(18.4)	$95.4	$21.6
Income tax expense (benefit)	$18.7	$(8.6)	$33.6	$5.0
Effective tax rate	36.7%	46.8%	35.2%	23.3%

Our effective tax rate was 36.7% in the second quarter of 2015 and 35.2% in the first six months of 2015.

During the second quarter of 2014, we reported a loss before income taxes and equity in net income of unconsolidated entities of $18.9 million, which included litigation settlement expense of $61.0 million that was deductible for tax purposes. In the same period, we realized a $5.2 million non-taxable gain in connection with the purchase of the remaining ownership interest in HelloWallet. Because of these two items, we reported an income tax benefit of $8.6 million, which is equivalent to a 46.8% effective tax rate.

Our effective tax rate for the first six months of 2014 was 23.3%, which is lower than the statutory rate mainly because of the non-taxable gain of $5.2 million recorded in connection with purchasing the remaining ownership interest in HelloWallet.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $17.9 million, or 54% of our total investments balance as of June 30, 2015) in proprietary Morningstar portfolios, exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. These portfolios may consist of stocks, bonds, options, mutual funds, or exchange-traded funds.

Approximately 37% of our cash, cash equivalents, and investments balance as of June 30, 2015 was held by our operations in the United States, up from about 28% as of December 31, 2014. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

As of June 30, 2015, we had cash, cash equivalents, and investments of $258.6 million, an increase of $34.0 million compared with $224.6 million as of December 31, 2014. The increase reflects net income, adjusted for non-cash items, the net effect of changes in our operating assets and liabilities, as well as an additional $15.0 million drawn on our credit facility which was offset by repayments of $10.0 million during the first six months of 2015. These items were partially offset by $27.6 million of capital expenditures, $27.7 million used to repurchase common stock through our share repurchase program, and bonus payments of $47.8 million made during the first quarter of 2015.

Cash provided by operating activities is our main source of cash. In the first six months of 2015, cash provided by operating activities was $110.9 million, driven by $100.9 million of net income, adjusted for non-cash items, partially offset by $10.0 million in changes from our net operating assets and liabilities.

In July 2015, we renewed our $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. We drew $15.0 million on this facility in the first quarter of 2015 and repaid $10.0 million during the second quarter of 2015. We had an outstanding principal balance of $35.0 million as of June 30, 2015 at an interest rate of LIBOR plus 100 basis points. On July 20, 2015, we repaid the outstanding principal balance of $35.0 million, leaving full availability of the facility.

In the first six months of 2015, we also paid dividends of $16.9 million. In May 2015, our board of directors approved payment of a regular quarterly dividend of 19.0 cents per share payable on July 31, 2015 to shareholders of record as of July 10, 2015.

In December 2013, our board approved a $200.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $700.0 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first six months of 2015, we repurchased a total of 365,770 shares for $27.7 million. As of June 30, 2015, we have repurchased a total of 8.5 million shares for $554.2 million. The company had approximately $145.8 million available for future repurchases as of June 30, 2015.

We expect to continue making capital expenditures in 2015, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
(in millions)	2015	2014	Change	2015	2014	Change
Cash provided by operating activities	$75.9	$54.8	38.5%	$110.9	$66.7	66.3%
Capital expenditures	(13.2)	(10.0)	32.0%	(27.6)	(30.8)	(10.4)%
Free cash flow	$62.7	$44.8	40.0%	$83.3	$35.9	132.0%

We generated free cash flow of $62.7 million in the second quarter of 2015, an increase of $17.9 million compared with free cash flow of $44.8 million in the second quarter of 2014. The change reflects a $21.1 million increase in cash provided by operating activities as well as a $3.2 million increase in capital expenditures.

In the first six months of 2015, we generated free cash flow of $83.3 million, an increase of $47.4 million compared with free cash flow of $35.9 million in the same period of 2014. The increase reflects a $44.2 million increase in cash provided by operating activities as well as a $3.2 million decrease in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2015:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2015	Projected Beneficial Ownership (1)
Bevin Desmond Head of Global Markets and Human Resources	5/27/2015	12/31/2015	25,000	Shares to be sold under the plan if the stock reaches specified prices	—	53,735

During the first quarter of 2015, the previously disclosed Rule 10b5-1 sales plan for Don Phillips completed in accordance with its terms.
______________________________
(1) This column reflects an estimate of the number of shares Bevin will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2015, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2015 and restricted stock units that will vest by August 29, 2015. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2015. Bevin may amend or terminate her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. We invest our investment portfolio mainly in proprietary Morningstar portfolios and exchange-traded funds that seek to track the performance of certain Morningstar proprietary indexes, and various mutual funds. As of June 30, 2015, our cash, cash equivalents, and investments balance was $258.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2015:

	Six months ended June 30, 2015
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of June 30, 2015	1.1097	1.5720	0.7658	—

Foreign currency denominated percentage of revenue	4.7%	8.0%	3.9%	8.6%
Foreign currency denominated percentage of operating income (loss)	7.1%	0.2%	3.4%	(6.3)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(0.9)	$(1.2)	$(0.9)	$(1.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.3)	$—	$(0.2)	$0.3

The table below shows our exposure to net investment in foreign currencies as of June 30, 2015:

	As of June 30, 2015
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$76.1	$137.5	$70.3	$130.9
Liabilities	30.1	44.8	50.4	45.5
Net currency position	$46.0	$92.7	$19.9	$85.4

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.0)	$(9.3)	$(2.0)	$(8.5)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2015:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2015	8,174,036	$64.68	8,174,036	$171,136,960
April 1, 2015 - April 30, 2015	103,645	74.78	103,645	$163,383,850
May 1, 2015 - May 31, 2015	228,298	76.26	228,298	$145,968,961
June 1, 2015 - June 30, 2015	1,801	77.26	1,801	$145,829,777
Total	8,507,780	$65.12	8,507,780
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

MORNINGSTAR, INC.

Date: July 30, 2015	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 30, 2015 formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements