Form 10-Q
period 2015-09-30
Morningstar, Inc.
filed 2015-10-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2015, there were 44,216,841 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in millions except per share amounts)	2015	2014	2015	2014

Revenue	$195.3	$193.1	$587.2	$563.7

Operating expense:
Cost of revenue	83.4	80.0	245.2	237.4
Sales and marketing	23.3	26.8	73.8	83.1
General and administrative	26.0	26.4	79.9	82.9
Depreciation and amortization	16.4	14.6	47.8	40.3
Litigation settlement	—	—	—	61.0
Total operating expense	149.1	147.8	446.7	504.7

Operating income	46.2	45.3	140.5	59.0

Non-operating income (expense):
Interest income, net	0.2	0.5	0.5	1.7
Gain on sale of investments, reclassified from other comprehensive income	—	0.2	0.4	0.5
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	—	—	5.2
Other income (expense), net	1.2	(1.0)	0.8	(0.9)
Non-operating income (expense), net	1.4	(0.3)	1.7	6.5

Income before income taxes and equity in net income of unconsolidated entities	47.6	45.0	142.2	65.5

Equity in net income of unconsolidated entities	0.5	0.3	1.5	1.4

Income tax expense	14.6	15.1	48.2	20.2

Consolidated net income	33.5	30.2	95.5	46.7

Net (income) loss attributable to the noncontrolling interest	—	—	(0.2)	0.1

Net income attributable to Morningstar, Inc.	$33.5	$30.2	$95.3	$46.8

Net income per share attributable to Morningstar, Inc.:
Basic	$0.76	$0.67	$2.15	$1.04
Diluted	$0.76	$0.67	$2.15	$1.04

Dividends per common share:
Dividends declared per common share	$0.19	$0.17	$0.57	$0.51
Dividends paid per common share	$0.19	$0.17	$0.57	$0.51

Weighted average shares outstanding:
Basic	44.2	44.7	44.3	44.8
Diluted	44.3	44.9	44.4	45.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014

Consolidated net income	$33.5	$30.2	$95.5	$46.7

Other comprehensive income (loss):
Foreign currency translation adjustment	(12.8)	(18.8)	(23.8)	(13.5)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	(0.8)	(0.3)	(1.3)	0.2
Reclassification gains included in net income	(0.5)	(0.1)	(0.2)	(0.3)
Other comprehensive loss	(14.1)	(19.2)	(25.3)	(13.6)

Comprehensive income	19.4	11.0	70.2	33.1
Comprehensive (income) loss attributable to noncontrolling interest	(0.2)	0.1	(0.4)	0.1
Comprehensive income attributable to Morningstar, Inc.	$19.2	$11.1	$69.8	$33.2

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in millions except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$223.7	$185.2
Investments	39.3	39.4
Accounts receivable, less allowance of $2.1 and $1.5, respectively	124.1	136.7
Deferred tax asset, net	10.5	9.0
Income tax receivable	—	6.9
Other current assets	22.5	22.6
Total current assets	420.1	399.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $160.1 and $132.9, respectively	124.3	117.6
Investments in unconsolidated entities	35.4	28.8
Goodwill	359.9	370.1
Intangible assets, net	77.1	95.9
Other assets	6.8	7.1
Total assets	$1,023.6	$1,019.3

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$34.4	$34.3
Accrued compensation	68.0	80.5
Income tax payable	12.0	—
Deferred revenue	155.1	146.0
Short-term debt	—	30.0
Other current liabilities	3.5	3.0
Total current liabilities	273.0	293.8
Accrued compensation	8.5	7.9
Deferred tax liability, net	24.8	26.0
Deferred rent	26.2	26.4
Other long-term liabilities	11.0	10.8
Total liabilities	343.5	364.9

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 44,225,177 and 44,345,763 shares were outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Treasury stock at cost, 8,635,779 and 8,257,214 shares as of September 30, 2015 and December 31, 2014, respectively	(553.0)	(524.3)
Additional paid-in capital	571.7	561.1
Retained earnings	711.4	641.5
Accumulated other comprehensive loss:
Currency translation adjustment	(49.1)	(25.1)
Unrealized gain on available-for-sale investments	(1.2)	0.3
Total accumulated other comprehensive loss	(50.3)	(24.8)
Total Morningstar, Inc. shareholders’ equity	679.8	653.5
Noncontrolling interests	0.3	0.9
Total equity	680.1	654.4
Total liabilities and equity	$1,023.6	$1,019.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2015

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interests
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2014	44,345,763	$—	$(524.3)	$561.1	$641.5	$(24.8)	$0.9	$654.4

Net income		—	—	—	95.3	—	0.2	95.5
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.5		—	—	—	—	(1.3)	—	(1.3)
Reclassification of adjustments for gains included in net income, net of income tax of $0.1		—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	(24.0)	0.2	(23.8)
Other comprehensive loss, net		—	—	—	—	(25.5)	0.2	(25.3)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	275,845	—	1.4	(2.6)	—	—	—	(1.2)
Stock-based compensation		—	—	13.5	—	—	—	13.5
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	2.1	—	—	—	2.1
Common shares repurchased	(396,431)	—	(30.1)	—	—	—	—	(30.1)
Dividends declared — common shares outstanding		—	—	—	(25.3)	—	—	(25.3)
Dividends declared — restricted stock units		—	—	—	(0.1)	—	—	(0.1)
Purchase of remaining interest in majority-owned investment		—	—	(2.4)	—	—	(1.0)	(3.4)
Balance as of September 30, 2015	44,225,177	$—	$(553.0)	$571.7	$711.4	$(50.3)	$0.3	$680.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in millions)	2015	2014

Operating activities
Consolidated net income	$95.5	$46.7
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	47.8	40.3
Deferred income taxes	(2.7)	(5.4)
Stock-based compensation expense	13.5	13.3
Provision for bad debts	0.6	0.3
Equity in net income of unconsolidated entities	(1.5)	(1.4)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2.1)	(2.9)
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	(5.2)
Other, net	(0.5)	0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9.0	(12.6)
Other assets	(1.1)	(3.3)
Accounts payable and accrued liabilities	1.3	(1.2)
Accrued compensation	(7.3)	3.4
Income taxes—current	20.5	3.5
Deferred revenue	13.1	0.5
Other liabilities	0.4	(0.9)
Cash provided by operating activities	186.5	75.3

Investing activities
Purchases of investments	(28.3)	(10.6)
Proceeds from maturities and sales of investments	24.8	103.1
Capital expenditures	(39.9)	(42.8)
Acquisitions, net of cash acquired	(3.4)	(64.4)
Other, net	(6.5)	0.2
Cash used for investing activities	(53.3)	(14.5)

Financing activities
Common shares repurchased	(30.1)	(42.1)
Dividends paid	(25.3)	(22.9)
Proceeds from short-term debt	15.0	30.0
Repayment of short-term debt	(45.0)	—
Proceeds from stock-option exercises	3.7	3.8
Employee taxes withheld for restricted stock units	(4.9)	(5.1)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	2.1	2.9
Other, net	0.1	—
Cash used for financing activities	(84.4)	(33.4)

Effect of exchange rate changes on cash and cash equivalents	(10.3)	(6.3)
Net increase in cash and cash equivalents	38.5	21.1
Cash and cash equivalents—beginning of period	185.2	168.2
Cash and cash equivalents—end of period	$223.7	$189.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$27.3	$22.0
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(2.2)	$(0.3)
Equipment obtained under long-term financing arrangement	$1.3	$—

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

3. Credit Arrangements

In July 2015, we renewed our $75.0 million, single-bank revolving credit facility. On July 20, 2015, we repaid the outstanding principal balance of $35.0 million, leaving full availability of the facility as of September 30, 2015.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2014 to September 30, 2015:

(in millions)
Balance as of December 31, 2014	$370.1
Foreign currency translation	(10.2)
Balance as of September 30, 2015	$359.9

We did not record any impairment losses in the first nine months of 2015 or 2014. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2015				As of December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.1	$(26.0)	$2.1	9	$29.0	$(25.0)	$4.0	9
Customer-related assets	137.7	(90.0)	47.7	12	141.5	(83.6)	57.9	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	87.6	(62.4)	25.2	8	88.8	(57.4)	31.4	8
Non-competition agreement	4.2	(2.2)	2.0	5	4.4	(1.9)	2.5	5
Total intangible assets	$257.8	$(180.7)	$77.1	10	$263.9	$(168.0)	$95.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Amortization expense	$5.5	$6.0	$16.4	$16.6

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2015 and subsequent years as follows:

(in millions)
Remainder of 2015 (from October 1 through December 31)	$5.4
2016	17.3
2017	12.3
2018	10.2
2019	7.8
Thereafter	24.1

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30		Nine months ended September 30
(in millions, except per share amounts)	2015	2014	2015	2014

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$33.5	$30.2	$95.3	$46.8
Less: Distributed earnings available to participating securities	—	—	—	—
Less: Undistributed earnings available to participating securities	—	—	—	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$33.5	$30.2	$95.3	$46.8

Weighted average common shares outstanding	44.2	44.7	44.3	44.8

Basic net income per share attributable to Morningstar, Inc.	$0.76	$0.67	$2.15	$1.04

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$33.5	$30.2	$95.3	$46.8
Add: Undistributed earnings allocated to participating securities	—	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	—	—	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$33.5	$30.2	$95.3	$46.8

Weighted average common shares outstanding	44.2	44.7	44.3	44.8
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.1	0.2	0.1	0.2
Weighted average common shares outstanding for computing diluted income per share	44.3	44.9	44.4	45.0

Diluted net income per share attributable to Morningstar, Inc.	$0.76	$0.67	$2.15	$1.04

The following table shows the number of restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2015	2014	2015	2014
Weighted average restricted stock units	45	83	41	34
Weighted average performance share awards	5	9	7	7
Total	50	92	48	41

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
United States	$145.2	$141.3	$437.3	$407.7

United Kingdom	15.6	15.1	46.4	46.1
Continental Europe	14.7	15.6	43.4	47.1
Australia	7.5	8.9	23.2	26.3
Canada	6.6	7.4	20.6	22.6
Asia	4.6	3.9	13.4	11.5
Other	1.1	0.9	2.9	2.4
Total International	50.1	51.8	149.9	156.0

Consolidated revenue	$195.3	$193.1	$587.2	$563.7

Long-lived assets by geographical area
	As of September 30	As of December 31
(in millions)	2015	2014
United States	$106.5	$98.1

United Kingdom	8.6	8.1
Continental Europe	2.1	2.1
Australia	0.9	0.8
Canada	0.7	0.9
Asia	5.4	7.5
Other	0.1	0.1
Total International	17.8	19.5

Consolidated property, equipment, and capitalized software, net	$124.3	$117.6

7. Investments and Fair Value Measurements

We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. We classify our investment portfolio as shown below:

	As of September 30	As of December 31
(in millions)	2015	2014
Available-for-sale	$16.8	$13.2
Held-to-maturity	13.9	17.9
Trading securities	8.6	8.3
Total	$39.3	$39.4

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2015				As of December 31, 2014
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$17.2	$0.1	$(1.7)	$15.6	$11.4	$0.8	$(0.3)	$11.9
Mutual funds	1.2	0.1	(0.1)	1.2	1.2	0.2	(0.1)	1.3
Total	$18.4	$0.2	$(1.8)	$16.8	$12.6	$1.0	$(0.4)	$13.2

Held-to-maturity:
Certificates of deposit	$13.9	$—	$—	$13.9	$17.9	$—	$—	$17.9

As of September 30, 2015 and December 31, 2014, investments with unrealized losses for greater than a 12-month period were not material to the Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2015 and December 31, 2014. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of September 30, 2015		As of December 31, 2014
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$18.4	$16.8	$12.6	$13.2
Total	$18.4	$16.8	$12.6	$13.2

Held-to-maturity:
Due in one year or less	$13.9	$13.9	$17.9	$17.9
Total	$13.9	$13.9	$17.9	$17.9

As of September 30, 2015 and December 31, 2014, held-to-maturity investments included a $1.5 million certificate of deposit held primarily as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Condensed Consolidated Statements of Operations:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Realized gains	$0.1	$0.2	$1.0	$0.7
Realized losses	(0.1)	—	(0.6)	(0.2)
Realized gains, net	$—	$0.2	$0.4	$0.5

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized losses on trading securities as recorded in our Condensed Consolidated Statements of Operations:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Unrealized losses, net	$(0.7)	$(0.3)	$(1.0)	$(0.1)

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of September 30, 2015
	as of	Using Fair Value Hierarchy
(in millions)	September 30, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$15.6	$15.6	$—	$—
Mutual funds	1.2	1.2	—	—
Trading securities	8.6	8.6	—	—
Cash equivalents	0.4	0.4	—	—
Total	$25.8	$25.8	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2014
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$11.9	$11.9	$—	$—
Mutual funds	1.3	1.3	—	—
Trading securities	8.3	8.3	—	—
Cash equivalents	0.5	0.5	—	—
Total	$22.0	$22.0	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of September 30, 2015 and December 31, 2014.

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

Accounting for Stock-Based Compensation Awards

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Cost of revenue	$2.1	$2.2	$6.2	$5.9
Sales and marketing	0.6	0.6	1.7	1.6
General and administrative	1.9	2.2	5.6	5.8
Total stock-based compensation expense	$4.6	$5.0	$13.5	$13.3

The following table summarizes the amount of unrecognized stock-based compensation expense as of September 30, 2015 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Expected amortization period (months)
Restricted stock units	$33.8	32
Performance share awards	3.2	26
Total unrecognized stock-based compensation expense	$37.0	32

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Income before income taxes and equity in net income of unconsolidated entities	$47.6	$45.0	$142.2	$65.5
Equity in net income of unconsolidated entities	0.5	0.3	1.5	1.4
Net (income) loss attributable to the noncontrolling interest	—	—	(0.2)	0.1
Total	$48.1	$45.3	$143.5	$67.0
Income tax expense	$14.6	$15.1	$48.2	$20.2
Effective tax rate	30.4%	33.4%	33.6%	30.1%

Our effective tax rate in the third quarter of 2015 was 30.4%, a decrease of 3.0 percentage points compared with 33.4% in the prior-year period. During the third quarter of 2015, we recognized additional tax benefits for credits and incentives. We also recognized a deferred tax asset for net operating losses for certain of our foreign operations that we expect will be utilized over time based upon recent financial performance and forecasted taxable income. Both of these items reduced our effective tax rate in the third quarter of 2015.

Our effective tax rate for the first nine months of 2015 was 33.6%, which was higher than the 30.1% rate for the comparable period a year ago because of the non-taxable gain of $5.2 million recorded in connection with purchasing the remaining ownership interest in HelloWallet.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2015 and December 31, 2014, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
(in millions)	2015	2014
Gross unrecognized tax benefits	$14.2	$11.9
Gross unrecognized tax benefits that would affect income tax expense	$12.1	$11.9
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.9	$10.6

Our Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2015	2014
Current liability	$5.8	$5.1
Non-current liability	6.1	6.6
Total liability for unrecognized tax benefits	$11.9	$11.7

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 65% of our cash, cash equivalents, and investments balance as of September 30, 2015 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

As of September 30, 2015, we had repurchased a total of 8,538,441 shares for $556.6 million under this authorization, leaving approximately $143.4 million available for future repurchases.

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

Concerns about economic woes in China, potential changes in the Federal Reserve's policy, and lower commodity prices dragged down equity market returns in the third quarter of 2015. The Morningstar U.S. Market Index, a broad market benchmark, was down 7.0% for the quarter, while the Global Ex-U.S. Index finished the quarter down 9.3%.

U.S. mutual fund assets stood at $15.6 trillion as of August 31, 2015, based on data from the Investment Company Institute (ICI), compared with $15.9 trillion as of August 31, 2014. Based on Morningstar's estimated asset flow data, net flows to long-term open-end funds were negative for the three months ended September 30, 2015, with investors pulling about $23.0 billion in aggregate from all long-term fund categories. Net inflows to all long-term fund categories were positive for the first nine months of the year, but U.S. equity funds had net outflows totaling about $76.0 billion.

Assets in exchange-traded funds (ETFs) rose to $2.0 trillion as of August 31, 2015, compared with $1.9 trillion as of August 31, 2014, based on data from the ICI.

We believe the business environment for the financial services industry remains mixed. While longer-term equity market returns have generally been positive, asset management firms have been facing increasing regulatory burdens and have been under pressure to reduce fees.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of September 30
	2015	2014		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	121,802	122,275		(0.4)%
Morningstar.com registered users (U.S.)	8,452,445	8,097,864		4.4%
Advisor Workstation clients (U.S.)	186	171		8.8%
Morningstar Office licenses (U.S.)	4,256	4,188		1.6%
Morningstar Direct licenses	11,111	9,648		15.2%
Assets under advisement and management (approximate) ($bil)
Investment Advisory services (1)	$76.0	$81.0	(3)	(6.2)%
Retirement Solutions
Managed Accounts (2)	$39.4	$36.5		7.9%
Plan Sponsor Advice	28.6	27.3		4.8%
Custom Models	17.7	12.9		37.2%
Retirement Solutions (total)	$85.7	$76.7		11.7%
Morningstar Managed Portfolios	$12.2	$12.0	(3)	1.7%

Our employees (approximate)
Worldwide headcount	3,830	3,800		0.8%
Number of equity and credit analysts	190	170		11.8%
Number of manager research analysts	110	120	(4)	(8.3)%

	Three months ended September 30				Nine months ended September 30
(in millions)	2015	2014		Change	2015	2014		Change
Key product revenue (5)
Morningstar Data	$35.6	$34.4	(6)	3.5%	$106.0	$104.3	(6)	1.6%
Morningstar Advisor Workstation	26.5	25.5		3.9%	78.9	74.9		5.3%
Morningstar Direct	25.4	23.6		7.6%	75.0	68.0		10.3%
Retirement Solutions	16.2	14.1		14.9%	48.2	41.6		15.9%
Morningstar.com	13.8	13.3		3.8%	43.1	41.9		2.9%

Other Metrics
Average assets under management and advisement ($bil)	$177.0	$169.2		4.6%	$175.9	$167.3		5.1%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	17	19		(10.5)%	45	34		32.4%
Asset value of CMBS new-issue ratings ($bil)	$13.5	$13.5		—%	$38.0	$24.0		58.3%

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

(4) Revised.

(5) Key product revenue includes the effect of foreign currency translations.

(6) Revised to include a minor classification change.

Three and Nine Months Ended September 30, 2015 vs. Three and Nine Months Ended September 30, 2014

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics (in millions)	2015	2014	Change		2015	2014		Change
Revenue	$195.3	$193.1	1.1%		$587.2	$563.7		4.2%
Operating income	$46.2	$45.3	2.2%		$140.5	$59.0	(1)	138.2%
Operating margin	23.7%	23.4%	0.3	pp	23.9%	10.5%		13.4	pp

Cash provided by operating activities	$75.6	$8.6	779.1%		$186.5	$75.3	(1)	147.7%
Capital expenditures	(12.3)	(12.0)	2.5%		(39.9)	(42.8)		(6.8)%
Free cash flow	$63.3	$(3.4)	NMF		$146.6	$32.5	(1)	351.1%

____________________________________________________________________________________________
pp — percentage points
NMF - not meaningful

(1) Operating income and free cash flow for the first nine months of 2014 includes a $61.0 million litigation settlement expense and corresponding cash outflow.

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

Consolidated Revenue

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
Consolidated revenue	$195.3	$193.1	1.1%	$587.2	$563.7	4.2%

In the third quarter of 2015, consolidated revenue increased 1.1% to $195.3 million. Currency movements were a major factor in our third quarter results, as continued strength in the U.S. dollar reduced revenue from our international operations when translated into U.S. dollars. This has been an ongoing trend for several quarters and during the third quarter and first nine months of 2015 reduced revenue by $7.3 million and $21.4 million, respectively.

Some of the main contributors to the increase in consolidated revenue were Morningstar Retirement Solutions, Morningstar Direct, Morningstar Data, and Morningstar Advisor Workstation (including Morningstar Office). Positive results for these products were partially offset by decreases in Morningstar Enterprise Components, Morningstar Credit Ratings (our structured credit and research and ratings business), and Principia.

Morningstar Retirement Solutions' revenue increased $2.1 million. Assets under management and advisement for Retirement Solutions rose about 11.7% year over year, mainly reflecting growth in custom models. Morningstar Direct revenue rose $1.8 million, reflecting strong growth in additional licenses for both new and existing clients.

While new issuance volume remained strong, revenue from Morningstar Credit Ratings decreased $0.9 million as a result of continued market volatility. Revenue from Morningstar Principia and a few other legacy software products declined $2.4 million because we've been migrating subscribers to newer workflow solutions.

For the first nine months of 2015, consolidated revenue was up 4.2% to $587.2 million, compared with $563.7 million in the same period of 2014. Morningstar Direct, Morningstar Credit Ratings, Morningstar Retirement Solutions, Morningstar Advisor Workstation (including Morningstar Office), and Morningstar Managed Portfolios were the main positive contributors, partially offset by lower revenue for Morningstar Enterprise Components and Principia.

Revenue from asset-based fees made up approximately 15% of consolidated revenue in the third quarter and first nine months of 2015, compared with approximately 13% of consolidated revenue for the same periods in 2014.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. As mentioned above, foreign currency translations had a $7.3 million unfavorable effect, and organic revenue rose 4.9% in the third quarter of 2015.

For the first nine months of 2015, we had $4.0 million of incremental revenue from our acquisitions of ByAllAccounts and HelloWallet. Foreign currency translations had a $21.4 million unfavorable effect, and organic revenue increased 7.3% for the nine-month period.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
Consolidated revenue	$195.3	$193.1	1.1%	$587.2	$563.7	4.2%
Less: acquisitions	—	—	—	(4.0)	—	NMF
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	7.3	—	NMF	21.4	—	NMF
Organic revenue	$202.6	$193.1	4.9%	$604.6	$563.7	7.3%

Revenue by region

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
United States	$145.2	$141.3	2.8%	$437.3	$407.7	7.3%

United Kingdom	15.6	15.1	3.3%	46.4	46.1	0.7%
Continental Europe	14.7	15.6	(5.8)%	43.4	47.1	(7.9)%
Australia	7.5	8.9	(15.7)%	23.2	26.3	(11.8)%
Canada	6.6	7.4	(10.8)%	20.6	22.6	(8.8)%
Asia	4.6	3.9	17.9%	13.4	11.5	16.5%
Other	1.1	0.9	22.2%	2.9	2.4	20.8%
Total International	50.1	51.8	(3.3)%	149.9	156.0	(3.9)%

Consolidated revenue	$195.3	$193.1	1.1%	$587.2	$563.7	4.2%

International revenue made up about 26% of our consolidated revenue in the first nine months of 2015, compared with 28% in the first nine months of 2014. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations decreased $1.7 million, or 3.3%, in the third quarter but international organic revenue increased 10.8%. Our operations in the United Kingdom and Continental Europe were the main contributors to the increase, followed by Japan and Australia.

For the first nine months of 2015, revenue from international operations was down $6.1 million, or 3.9%, but international organic revenue increased 9.8%. Our operations in Continental Europe and the United Kingdom were the main contributors to the increase, followed by Japan and Australia.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
International revenue	$50.1	$51.8	(3.3)%	$149.9	$156.0	(3.9)%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	7.3	—	NMF	21.4	—	NMF
International organic revenue	$57.4	$51.8	10.8%	$171.3	$156.0	9.8%

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

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
(in millions)	2015	2014	Change		2015	2014	Change
Cost of revenue	$83.4	$80.0	3.8%		$245.2	$237.4	3.3%
% of consolidated revenue	42.7%	41.4%	1.3	pp	41.8%	42.1%	(0.3)	pp
Sales and marketing	23.3	26.8	(12.8)%		73.8	83.1	(11.2)%
% of consolidated revenue	11.9%	13.9%	(2.0)	pp	12.6%	14.7%	(2.1)	pp
General and administrative	26.0	26.4	(1.3)%		79.9	82.9	(3.6)%
% of consolidated revenue	13.3%	13.7%	(0.4)	pp	13.6%	14.7%	(1.1)	pp
Depreciation and amortization	16.4	14.6	12.6%		47.8	40.3	18.6%
% of consolidated revenue	8.4%	7.6%	0.8	pp	8.1%	7.1%	1.0	pp
Litigation settlement	—	—	—		—	61.0	NMF
% of consolidated revenue	—%	—%	—	pp	—%	10.8%	NMF
Total operating expense	$149.1	$147.8	0.8%		$446.7	$504.7	(11.5)%
% of consolidated revenue	76.3%	76.5%	(0.2)	pp	76.1%	89.5%	(13.4)	pp

Consolidated operating expense increased $1.3 million, or 0.8%, in the third quarter of 2015, and decreased $58.0 million, or 11.5%, in the first nine months of 2015. The decrease in operating expense in the first nine months mainly reflects the $61.0 million litigation settlement expense incurred in the second quarter of 2014 that did not recur in 2015. In addition, as a result of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $6.1 million and $18.1 million on operating expense during the third quarter and first nine months of 2015, respectively.

Sales commission expense decreased $3.9 million in the third quarter and $9.6 million in the first nine months of 2015. In the first quarter of 2014, we changed to a new sales commission structure that requires a different accounting treatment. We now expense sales commissions as incurred instead of amortizing them over the term of the underlying contracts but continue to amortize the prepaid commission balance from the previous commission plan. This amortization triggered an additional $2.5 million and $0.8 million of sales commission cost in the third quarter of 2014 and 2015, respectively. In the first nine months of 2014 and 2015, this amortization triggered an additional $8.0 million and $2.9 million of sales commission cost, respectively.

Legal and other professional fees were down $0.7 million in the third quarter of 2015 and $5.4 million in the first nine months of 2015 as a result of litigation-related legal fees in the third quarter and first nine months of 2014 that did not recur in 2015.

Also reducing operating expense was an increase in capitalized software development. For the first nine months of 2015, we capitalized $16.4 million of software development expense, including $14.0 million for ongoing enhancements of key platforms and an additional $2.4 million for new development of upgraded software platforms. In comparison, we capitalized a total of $13.6 million of software development expense in the first nine months of 2014.

Compensation expense (including salaries, bonus, and other company-sponsored benefits) decreased $0.1 million in the third quarter of 2015 and increased $3.4 million in the first nine months of 2015. While headcount has remained relatively flat during the first nine months of 2015, we continue to see opportunities to invest in our key growth initiatives.

Depreciation, advertising and marketing, rent, and production expense were also higher during the third quarter and first nine months of 2015, as described more fully below.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $3.4 million in the third quarter of 2015, mainly because of higher production expense and bonus expense. Professional fees and salary expense also contributed to the increase in this category.

For the first nine months of 2015, cost of revenue was up $7.8 million. Higher salary expense of $4.9 million was the primary contributor to the increase as a result of additional hires to support the growth of our business. Annual merit increases also contributed to the increase in salary expense. Higher expense for bonus, production expense, and professional fees also contributed to the change in this category.

Partially offsetting these increases was an increase in capitalized software development, which reduced cost of revenue during the first nine months of 2015. We capitalized $16.4 million associated with software development activities in the first nine months of 2015. In comparison, we capitalized $13.6 million in the first nine months of 2014. During the third quarter of 2015, we capitalized $5.0 million associated with software development activities, a slight decrease from the third quarter of 2014 when we capitalized $5.1 million.

As a percentage of revenue, cost of revenue increased by 1.3 percentage points in the third quarter and decreased by 0.3 percentage points in the first nine months of 2015.

Sales and marketing

Sales and marketing expense decreased $3.5 million in the third quarter of 2015. Lower sales commission expense of $3.5 million (mainly reflecting the change in sales commission structure discussed above) as well as lower salary expense of $1.0 million were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $1.6 million.

For the first nine months of 2015, sales and marketing expense was down about $9.3 million. Lower sales commission expense of $9.2 million (mainly reflecting of the change in sales commission plan discussed above) and lower salary expense of $2.1 million, as well as lower travel and conference expense of $1.0 million, were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $3.5 million.

As a percentage of revenue, sales and marketing expense decreased 2.0 percentage points in the third quarter of 2015 and 2.1 percentage points in the first nine months of the year.

General and administrative

General and administrative expense decreased $0.4 million in the third quarter of 2015. Legal fees decreased $0.7 million as a result of litigation-related legal fees in the third quarter of 2014 that did not recur in the third quarter of 2015. This decrease was partially offset by an increase of $0.6 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

For the first nine months of 2015, general and administrative expense was down $3.0 million. Legal professional fees decreased $4.4 million as a result of litigation-related legal fees in the first nine months of 2014 that did not recur in the first nine months of 2015. Other professional fees as well as salary, travel, training, and conference expense also decreased during the first nine months of the year. These decreases were partially offset by an increase of $2.8 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

As a percentage of revenue, general and administrative expense decreased 0.4 percentage points in the third quarter of 2015 and 1.1 percentage points in the first nine months of 2015.

Depreciation and amortization

Depreciation expense rose $2.3 million in the third quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States. Intangible amortization expense decreased $0.4 million in the third quarter of 2015.

For the first nine months of 2015, depreciation expense was up $7.7 million, largely driven by the same factors that contributed to growth in depreciation in the third quarter of 2015. Intangible amortization expense was down $0.2 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $5.4 million for the remainder of 2015 and $17.3 million in 2016. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

As a percentage of revenue, depreciation and amortization expense increased 0.8 percentage points in the third quarter and 1.0 percentage point in the first nine months of 2015.

Litigation settlement

We recorded a $61.0 million litigation settlement expense in the second quarter of 2014 that did not recur in 2015. This expense is included in our results of operations for the nine months ended September 30, 2014.

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
(in millions)	2015	2014	Change		2015	2014	Change
Operating income	$46.2	$45.3	2.2%		$140.5	$59.0	138.2%
% of revenue	23.7%	23.4%	0.3	pp	23.9%	10.5%	13.4	pp

Consolidated operating income increased $0.9 million in the third quarter of 2015, as revenue increased $2.2 million and operating expense increased $1.3 million. Operating margin was 23.7%, up 0.3 percentage points compared with the third quarter of 2014.

For the first nine months of 2014, consolidated operating expense included the $61.0 million litigation settlement expense referenced above, which had a corresponding negative effect on operating income. This did not recur in 2015.

As a result, consolidated operating income increased $81.5 million in the first nine months of 2015 as revenue increased $23.5 million and operating expense decreased $58.0 million. Operating margin was 23.9%, up 13.4 percentage points compared with the first nine months of 2014.

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
Operating income	$46.2	$45.3	2.2%	$140.5	$59.0	138.2%
Less: litigation settlement	—	—	—	—	61.0	NMF
Adjusted operating income	$46.2	$45.3	2.2%	$140.5	$120.0	17.1%

Excluding the litigation settlement, we reported adjusted operating income of $120.0 million for the first nine months of 2014. Adjusted operating income is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	Three months ended September 30				Nine months ended September 30
	2015	2014	Change		2015	2014	Change
Operating margin	23.7%	23.4%	0.3	pp	23.9%	10.5%	13.4	pp
Less: litigation settlement	—%	—%	—	pp	—%	10.8%	NMF
Adjusted operating margin	23.7%	23.4%	0.3	pp	23.9%	21.3%	2.6	pp

Excluding the litigation settlement, we reported an adjusted operating margin of 21.3% for the first nine months of 2014. Adjusted operating margin is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the litigation settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Non-Operating Income, Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Interest income	$0.3	$0.7	$1.0	$2.0
Interest expense	(0.1)	(0.2)	(0.5)	(0.3)
Gain on sale of investments, net	—	0.2	0.4	0.5
Holding gain upon acquisition of additional ownership of equity and cost method investments	—	—	—	5.2
Other income (expense), net	1.2	(1.0)	0.8	(0.9)
Non-operating income (loss), net	$1.4	$(0.3)	$1.7	$6.5

Interest income mainly reflects interest from our investment portfolio.

Non-operating income for the first nine months of 2014 reflects the $5.2 million gain we recorded in connection with our purchase of the remaining ownership interest in HelloWallet, which was previously a minority investment.

Other income (expense), net primarily includes foreign currency exchange gains and losses arising from the ordinary course of business related to our operations.

Equity in net income of unconsolidated entities

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Equity in net income of unconsolidated entities	$0.5	$0.3	$1.5	$1.4

Equity in net income of unconsolidated entities primarily reflects Morningstar Japan K.K. (MJKK).

Effective tax rate and income tax expense

	Three months ended September 30		Nine months ended September 30
(in millions)	2015	2014	2015	2014
Income before income taxes and equity in net income of unconsolidated entities	$47.6	$45.0	$142.2	$65.5
Equity in net income of unconsolidated entities	0.5	0.3	1.5	1.4
Net income (loss) attributable to the noncontrolling interest	—	—	(0.2)	0.1
Total	$48.1	$45.3	$143.5	$67.0
Income tax expense	$14.6	$15.1	$48.2	$20.2
Effective tax rate	30.4%	33.4%	33.6%	30.1%

Our effective tax rate was 30.4% in the third quarter of 2015 and 33.6% in the first nine months of 2015. During the third quarter of 2015, we recognized additional tax benefits for credits and incentives. We also recognized a deferred tax asset for net operating losses for certain of our foreign operations that we expect will be utilized over time based upon recent financial performance and forecasted taxable income. Both of these items reduced our effective tax rate.

Our effective tax rate for the first nine months of 2015 was 33.6%, which was higher than the 30.1% rate for the comparable period a year ago because of the non-taxable gain of $5.2 million recorded in connection with purchasing the remaining ownership interest in HelloWallet.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $25.3 million, or 64% of our total investments balance as of September 30, 2015) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 35% of our cash, cash equivalents, and investments balance as of September 30, 2015 was held by our operations in the United States, up from about 28% as of December 31, 2014. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

As of September 30, 2015, we had cash, cash equivalents, and investments of $263.0 million, an increase of $38.4 million compared with $224.6 million as of December 31, 2014. The increase reflects net income, adjusted for non-cash items, and the net effect of changes in our operating assets and liabilities. These items were partially offset by $39.9 million of capital expenditures, $30.1 million used to repurchase common stock through our share repurchase program, bonus payments of $47.8 million made during the first quarter of 2015, and the $35.0 million net repayments of the outstanding principal balance under our credit facility.

Cash provided by operating activities is our main source of cash. In the first nine months of 2015, cash provided by operating activities was $186.5 million, driven by $150.6 million of net income, adjusted for non-cash items and $35.9 million in changes from our net operating assets and liabilities.

In July 2015, we renewed our $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. The facility is fully available as of September 30, 2015.

In the first nine months of 2015, we also paid dividends of $25.3 million. In September 2015, our board of directors approved a regular quarterly dividend of 19.0 cents per share payable on October 30, 2015 to shareholders of record as of October 9, 2015. We expect to pay a dividend of approximately $8.4 million on October 30, 2015.

In December 2013, our board approved a $200.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $700.0 million. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first nine months of 2015, we repurchased a total of 0.4 million shares for $30.1 million. As of September 30, 2015, we have repurchased a total of 8.5 million shares for $556.6 million. The company had approximately $143.4 million available for future repurchases as of September 30, 2015.

We expect to continue making capital expenditures in 2015, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
(in millions)	2015	2014	Change	2015	2014	Change
Cash provided by operating activities	$75.6	$8.6	779.1%	$186.5	$75.3	147.7%
Capital expenditures	(12.3)	(12.0)	2.5%	(39.9)	(42.8)	(6.8)%
Free cash flow	$63.3	$(3.4)	NMF	$146.6	$32.5	351.1%

We generated positive free cash flow of $63.3 million in the third quarter of 2015, an increase of $66.7 million compared with negative free cash flow of $3.4 million in the third quarter of 2014. The change reflects a $67.0 million increase in cash provided by operating activities as well as a $0.3 million increase in capital expenditures.

In the first nine months of 2015, we generated free cash flow of $146.6 million, an increase of $114.1 million compared with free cash flow of $32.5 million in the same period of 2014. The increase reflects a $111.2 million increase in cash provided by operating activities as well as a $2.9 million decrease in capital expenditures. Free cash flow in the prior-year periods included a $61.0 million payment for a previously announced litigation settlement.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2015:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2015	Projected Beneficial Ownership (1)
Gail Landis Director	8/21/2015	5/31/2016	690	Shares to be sold under the plan if the stock reaches specified prices	—	1,782
David Williams Head of Design	8/21/2015	8/30/2016	5,000	Shares to be sold under the plan if the stock reaches specified prices	—	40,203

During the second quarter of 2015, the previously disclosed Rule 10b5-1 sales plan for Bevin Desmond completed in accordance with its terms.
______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2015, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2015 and restricted stock units that will vest by November 29, 2015. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2015. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2015, our cash, cash equivalents, and investments balance was $263.0 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2015:

	Nine months ended September 30, 2015
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of September 30, 2015	1.1245	1.5167	0.6978	—

Foreign currency denominated percentage of revenue	5.0%	8.1%	3.8%	8.8%
Foreign currency denominated percentage of operating income (loss)	7.0%	0.2%	2.7%	(6.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(0.9)	$(1.9)	$(1.0)	$(2.0)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.3)	$—	$(0.2)	$0.3

The table below shows our exposure to net investment in foreign currencies as of September 30, 2015:

	As of September 30, 2015
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$78.9	$130.8	$65.0	$132.9
Liabilities	32.1	38.5	45.3	49.1
Net currency position	$46.8	$92.3	$19.7	$83.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.7)	$(9.2)	$(2.0)	$(8.4)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2015:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2015	8,507,780	$65.12	8,507,780	$145,829,777
July 1, 2015 - July 30, 2015	—	—	—	$145,829,777
August 1, 2015 - August 31, 2015	8,868	77.17	8,868	$145,145,270
September 1, 2015 - September 30, 2015	21,793	79.06	21,793	$143,421,906
Total	8,538,441	$65.17	8,538,441
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

MORNINGSTAR, INC.

Date: October 29, 2015	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 29, 2015 formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements