Form 10-K
period 2015-12-31
Morningstar, Inc.
filed 2016-02-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the Registrant as of June 30, 2015 was $1.5 billion. As of February 19, 2016, there were 42,911,386 shares of the Registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Overview

Morningstar is a leading provider of independent investment research in North America, Europe, Australia, and Asia. Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of data, software, research, and investment management offerings for financial advisors, asset managers, retirement plan providers and sponsors, and individual investors. In addition to our U.S.-based products and services, we offer local versions of our products designed for investors in Asia, Australia, Canada, Europe, Latin America, and South Africa. Morningstar serves approximately 250,000 financial advisors, 1,300 asset management firms, 28 retirement plan providers, 300,000 retirement plan sponsors, and 10.1 million individual investors. We have operations in 27 countries.

Our data and research are core assets that we seek to leverage to build Morningstar's long-term value. As of December 31, 2015, we provided extensive data on more than 500,000 investments, including mutual funds, stocks, exchange-traded funds (ETFs), closed-end funds, separate accounts, and variable annuities. We also track real-time market data on more than 17 million exchange-traded equities, derivatives, commodities, currencies, and other investments.

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

We’ve been providing independent analyst research on mutual funds and other investment vehicles since the mid-1980s. We use this analyst research to provide a qualitative, forward-looking Morningstar Analyst Rating for funds. We now provide research reports and Morningstar Analyst Ratings for approximately 4,600 funds globally, including active, passive, multi-asset, ETF, and closed-end fund strategies. We also offer qualitative research and ratings on alternative funds, state-sponsored college savings plan portfolios, and target-date funds.

In 2015, we announced plans to launch the industry's first sustainable investing metrics for global mutual funds and ETFs. Our new metrics are based on company-level ratings and research from Sustainalytics, a leading provider of environmental, social, and governance (ESG) and corporate governance ratings and research. We have a long tradition of innovative research centered on good stewardship, lower costs, and more transparency for investors and want to bring even greater transparency and accountability to the investment industry with information about sustainability, while helping investors to put their money to work in ways that are meaningful to them.

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

Our analysts cover approximately 1,500 stocks, using a consistent, proprietary methodology that focuses on fundamental analysis, competitive advantage assessment, and intrinsic value estimation. In July 2015, we received the “Thought Leadership” award at the Investment Week Investment Marketing and Innovation Awards in London for our independent equity research drawing on our economic moat methodology.

In addition to our analyst-driven coverage, we provide quantitative ratings and reports for approximately 40,000 companies globally. These equity ratings draw on the fundamental research of our equity analyst team and provide a forward-looking statistical view of the valuation, competitive advantage, and level of uncertainty for stocks that are often under-followed by other research firms.

Through our Morningstar Credit Ratings, LLC subsidiary, which is a Nationally Recognized Statistical Rating Organization (NRSRO), we provide new issue and surveillance ratings and analysis for commercial mortgage-backed securities (CMBS) and residential mortgage-backed securities (RMBS), as well as operational risk assessment services.

In addition, we publish credit ratings and associated research on corporate debt issuers. We currently provide ratings on about 400 issuers. Morningstar, Inc. is not currently an NRSRO, and our credit ratings on corporate issuers are not NRSRO credit ratings.

In our investment management business, we've developed in-depth advice on asset allocation, portfolio construction, and security selection to meet the needs of investors and professionals looking for integrated portfolio solutions. We’ve published research on "Gamma," an innovative measure that quantifies how much additional retirement income investors can generate by making better financial planning decisions. We use the concept of human capital—or potential future earning ability—to provide a more complete picture of an investor’s financial worth and optimize a portfolio’s asset mix.

In 2015, we launched the Global Market Barometer, which delivers our global family of indexes through a signature visual to help investors identify market trends and opportunities. We introduced our Signature Asset Library, a set of curated, interactive components that bring together Morningstar’s strength in research, data, data visualization, design, and technology. We offer these components through a variety of products to help users gain insights into our rich data sets.

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

Value
Blend
Growth
Large
Mid
Small

Economic Moat

Our analysts assign Economic Moat ratings of Wide, Narrow, or None based on our view of the company's sustainable competitive advantage.

Wide
Narrow
None

Price vs. Fair Value

Morningstar's signature Price vs. Fair Value graph compares a stock's market price with our estimate of the company's intrinsic value, as well as how our ratings and the stock's share price have changed over time.

Valuation
Economic Moat
Wide
Narrow
None
Fair Value
Price
2009
2010
2011
2012
2013
2014
2015

Global Market Barometer

The Global Market Barometer is a current snapshot of the world's equity markets based on price trends in the Morningstar Indexes.

Canada Index
+50.99 | 2.37%
−1.25
0
+1.25

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

Gamma
Asset Location and Withdrawal Sourcing
Liability Relative Optimization
Dynamic Withdrawal Strategy
Annuity Allocation
Total Wealth Asset Allocation

Human Capital

Retirement Age
Human Capital
Financial Capital

Total Wealth Approach

Our Total Wealth Approach provides a more complete view of all sources of an investor's wealth, including financial capital, human capital, housing assets, and retirement and pension benefits.

100
80
60
40
20
0
Relative Weight (%)
25
35
45
55
65
75
85
95
Age
Real Estate
Financial Capital
Pension Wealth
Human Capital

Strategy and Key Objectives

Our strategy is to widen our economic moat, or sustainable competitive advantage, and build shareholder value by focusing on our three key objectives, which we describe in more detail below. Our investment data, research, and ratings are at the heart of our strategy, allowing us to help investors achieve better investment outcomes whether they make their own investment decisions or outsource management of their portfolios.

1. Produce the most effective investment data, research, and ratings to help investors reach their financial goals.

We believe our leadership position in independent investment research offers a competitive advantage that would be difficult for competitors to replicate. Our goal is to leverage our proprietary research and intellectual property to help investors with both decision support (via Morningstar Direct) and outsourced investment management (via our investment management business).

We’re focusing our research efforts on several different areas, as described below.

•Manager research (including mutual funds, ETFs, separate accounts, and other vehicles)

Our goal for manager research is to leverage our leadership position to reach additional customer groups. In contrast to most other companies, we also integrate manager research with our software, which we believe is another competitive advantage.

As of December 31, 2015, we had 115 manager research analysts globally, including teams in North America, Europe, Australia, and Asia.

•Equity research

Our equity research complements our approach to manager research, where we focus on analyzing the individual stocks that make up each fund's portfolio. As of December 31, 2015, we had more than 100 equity analysts globally, making us one of the largest providers of independent equity research. We believe our analysts’ long-term approach, deep industry knowledge, and focus on sustainable competitive advantage are important factors that set us apart and help investors achieve better investment outcomes.

•Credit research and ratings

Morningstar Credit Ratings, LLC, our structured credit research and ratings subsidiary, is a Nationally Recognized Statistical Rating Organization (NRSRO) that has earned a reputation for innovation and excellence in the structured finance market.

Morningstar Credit Ratings has submitted a preliminary application to the Securities and Exchange Commission (SEC) to expand its NRSRO license to include credit ratings for corporate bonds and financial institutions. We’re seeking to expand the license because we believe we can make a difference in the market by bringing transparency, unique perspectives, and superior client service to all investors across the fixed-income markets.

•Holistic advice methodologies (including our research on Gamma and the Total Wealth Approach)

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
2. Develop Morningstar Direct as our flagship decision support platform.

In 2015, we began rolling out the next-generation version of Morningstar Direct, our institutional investment research platform.

The new software is designed to be more intuitive, elegant, and easy-to-use. It provides a more consistent, cohesive experience with a strong emphasis on Morningstar’s proprietary research and tools. We also improved the underlying technology, including a more streamlined development process for commonly used Morningstar capabilities such as portfolio management tools.

The new software is fully web-based, which eliminates the need for desktop software installations and allows immediate access to new features. It allows to us innovate more rapidly and more easily configure our software solutions to meet client needs. It also addresses the growing need for mobile-optimized capabilities to extend the desktop experience onto mobile devices.

Over time, we expect to migrate many of our core software capabilities to Morningstar Direct, which will serve as our main platform for clients looking for information to support the investment decisions they make on their own or validate investment recommendations from another party. We also plan to expand the user base for Morningstar Direct by enhancing workflow capabilities for our existing clients and adding workflows for new types of clients, such as financial advisors.

3. Build world-class investment management solutions based on our proprietary research.

We leverage our innovative, proprietary research by building world-class investment management solutions that help investors achieve better outcomes. Our goal is to connect our existing capabilities to create holistic solutions that help financial advisors, asset managers, and individual investors with portfolio construction, monitoring, security selection, and implementation.

Our investment management solutions include Investment Advisory services, which had $77.8 billion in assets under advisement as of December 31, 2015, and Workplace Solutions (formerly Retirement Solutions), which had a total of $89.7 billion in assets under management and advisement.

For financial advisors, we offer Morningstar Managed Portfolios, a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. As of December 31, 2015, we managed $12.9 billion in assets through this service.

We also expect to expand the investment management solutions we offer through our index business. We currently offer more than 300 investment indexes that can be used for both benchmarking and product creation.

Major Customer Groups

Given the core capabilities discussed above, we're focusing on four primary customer groups:

•	Advisor (including independent financial advisors as well as those affiliated with broker-dealers, other intermediaries, and retail brokerage firms);

•	Asset management (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients);

•	Workplace/retirement (including retirement plan providers and plan sponsors); and

•	Individual investor.

Advisor

Financial advisors work with individual investors to help them reach their financial goals. This customer group includes independent advisors at registered investment advisor (RIA) firms, advisors affiliated with independent broker-dealers, dually registered advisors, and “captive” advisors who are employees of a broker-dealer. Captive broker-dealers include wirehouses, regional broker-dealers, and banks. In total, Cerulli Associates estimates there were approximately 300,000 financial advisors in the United States as of the end of 2015.

We believe our deep understanding of individual investors’ needs allows us to work with advisors to help them make more efficient use of their time and deliver better investment outcomes for their clients. Our advisor solutions also draw on Morningstar’s proprietary investment research methodologies and research insights.

We sell our advisor-related solutions both directly to independent financial advisors and through enterprise licenses, which allow financial advisors associated with the licensing firm to use our products.

We're expanding the range of services we offer to help financial advisors with all aspects of their daily workflow needs, including investment decision-making, portfolio construction, client monitoring and reporting, practice management, portfolio rebalancing that connects with custodial and trading interfaces, and financial planning. Because advisors are increasingly outsourcing investment management, we're continuing to enhance Morningstar Managed Portfolios to help advisors save time and reduce compliance risk.

We also plan to integrate our investment management solutions with our advisor software to deliver a comprehensive investment platform, focusing on the needs of independent registered investment advisors. With our November 2015 acquisition of Total Rebalance Expert (tRx), we added automated, tax-efficient portfolio rebalancing capabilities for advisors. In addition, we plan to build advisory solutions that incorporate both retirement and non-retirement assets.

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

Our asset management offerings help companies connect with their clients because of Morningstar’s strong brand presence with both financial advisors and individual investors. We offer a global reach and have earned investors’ trust in our unbiased approach, investor-centric mission, and thought leadership.

Our goal is to expand the number of asset management firms and individuals at these firms who employ Morningstar’s research offerings to help them achieve better results for their clients. We also plan to leverage our proprietary research and data to continue developing differentiated software and data offerings.

The key products we offer for asset management firms include Morningstar Direct, Morningstar Data, and Morningstar Indexes. For the buy side, key products include Morningstar Research, Morningstar Credit Ratings, Morningstar Data, and Morningstar Direct.

Workplace/retirement

In the workplace (also known as retirement) market, millions of investors are now charged with planning for their own retirement, mainly through self-directed retirement plans such as 401(k) plans in the United States. Assets in 401(k) plans totaled an estimated $4.7 trillion as of December 31, 2015, based on data from Cerulli Associates. In the wake of the financial crisis in 2008 and 2009, we believe individual investors, financial advisors, employers, and government organizations have all become more aware of the need for advice and guidance that helps individuals build assets for retirement and beyond.

Our retirement offerings help retirement plan participants of all ages plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees).

Our major products for the workplace/retirement customer group are Workplace Solutions (formerly Retirement Solutions), Investment Advisory services, and Investment Profiles.

Individual investor

We offer products for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. While the number of individual investors has declined from earlier peaks (before the financial crisis in 2008 and 2009), a Gallup survey released in April 2015 found that approximately 55% of individuals in the United States invest in the stock market either directly or through mutual funds or self-directed retirement plans.

We design most of our products for individual investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing or want to validate the advice they receive from brokers or financial advisors. Because many individual investors trust Morningstar’s research and tools, our extensive reach with individual investors also drives demand for our other customer groups.

Our main product for individual investors is Morningstar.com, which includes both paid Premium Memberships and free content available to registered users and visitors. We also reach individual investors through a series of investment newsletters, iPad and mobile applications, and through licensing our content to other websites, such as Yahoo Finance, MSN Money, and Google Finance.

Acquisitions

Since our founding in 1984, we've mainly focused on organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2015, we also completed 27 acquisitions to support our growth objectives. In 2015, we acquired Total Rebalance Expert (tRx), an automated, tax-efficient investment portfolio rebalancing platform for financial advisors.

For more information about our acquisitions, refer to Note 7 of the Notes to our Consolidated Financial Statements.

Major Products and Services

The section below describes some of our major products and services (ranked in order of size based on each product's 2015 revenue).

Morningstar Data

Morningstar Data gives institutions access to a full range of investment data spanning numerous investment databases, including real-time pricing and market data. We offer licenses and data feeds for our proprietary statistics, such as the Morningstar Style Box and Morningstar Rating, and a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, and ownership. Institutions can use Morningstar Data in a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development.

We also offer Morningstar Data for equities, including financial statement data, consolidated industry statistics, stock ownership information, and proprietary Morningstar statistics. Our equity database now includes more than 43,000 companies globally covering 98% of the world's market capitalization.

In 2015, we introduced several new types of data feeds for managed products, including historical datasets for asset classification, Modern Portfolio Theory statistics, and summary portfolio statistics. We added portfolio-level information to indicate the percentage of stocks within a portfolio that receive our Economic Moat Ratings of Wide, Narrow, or None to provide investors and asset managers with a view of Morningstar's take on sustainable competitive advantage for the underlying portfolio holdings.

We’ve continued developing our data delivery platforms, including application programming interfaces (APIs), which allow for faster and more flexible client access to large groups of data files. We’ve expanded the number of data sets that are available through APIs and expanded the scope of data provided at the request of our clients.

Pricing for Morningstar Data is based on the number of investment vehicles covered, the amount of information provided for each security, the frequency of updates, the method of delivery, the size of the licensing firm, and the level of distribution.

Our main competitors for Morningstar Data include Activ Financial, Bloomberg, FactSet, Financial Express, Interactive Data, Standard & Poor’s, Thomson Reuters, and Xignite.

Morningstar Data is our largest product based on revenue and accounted for 18.3%, 18.4%, and 18.8% of our consolidated revenue in 2015, 2014, and 2013, respectively.

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

Morningstar Advisor Workstation is available in two versions: Morningstar Office for independent financial advisors and an enterprise version for financial advisors affiliated with larger firms. As of December 31, 2015, approximately 4,300 financial advisors in the United States were licensed to use Morningstar Office, and approximately 190 companies held licenses for the enterprise version of Morningstar Advisor Workstation.

In 2015, we introduced the new Morningstar for Advisors iPad app that helps advisors interact with clients, monitor investments, and analyze portfolios using Morningstar data and tools. We also added integrations with several leading third-party platforms to help advisors with all aspects of their daily workflows.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the number of databases licensed and level of functionality. We typically charge annual fees of about $3,400 per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. We generally charge $6,000 per user for an annual license for Morningstar Office, as well as additional fees for portfolio accounting and record-keeping services.

Competitors for Morningstar Advisor Workstation and Morningstar Office include Black Diamond, Envestnet, Orion Advisor Services, Standard & Poor's, and Thomson Reuters.

Morningstar Advisor Workstation is our second-largest product based on revenue and made up 13.5%, 13.4%, and 13.3% of our consolidated revenue in 2015, 2014, and 2013, respectively.

Morningstar Direct

Morningstar Direct is an institutional investment research platform that includes data and advanced analytical tools on the complete range of securities in Morningstar's global database, as well as privately held investments and data from third-party providers. It helps portfolio managers, investment consultants, financial product managers, wealth managers, and other professionals develop, select, and monitor investments. Users can create advanced performance comparisons and in-depth analyses of an investment's underlying investment style, as well as custom-branded reports and presentations.

In 2015, we began rolling out the next-generation version of the platform: Morningstar Direct Cloud. So far, we’ve released new modules for Investment Analysis, which represents a complete rebuild of the user interface and data delivery systems, and Research Portal, which presents curated research from Morningstar’s analyst teams. In addition, we introduced a new signature report for stocks as well as upgrades to the global mutual fund and ETF data reports included with the software.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research Systems, Thomson Reuters, and Zephyr Associates.

Morningstar Direct had approximately 11,400 licensed users worldwide as of December 31, 2015.

Pricing for Morningstar Direct is based on the number of licenses purchased. For clients in the United States, we generally charge an annual fee of $17,000 for the first user, $10,500 for the second user, and $9,000 for each additional user.

Morningstar Direct is our third-largest product based on revenue and accounted for 12.9%, 12.1%, and 11.4% of our consolidated revenue in 2015, 2014, and 2013, respectively.

Workplace Solutions (formerly Retirement Solutions)

This product line includes several different offerings, including retirement advice and managed accounts, plan sponsor advice, custom models, and financial wellness services.

Our advice and managed accounts program, Morningstar Retirement Manager, helps retirement plan participants with their retirement goals. As part of this service, we deliver personalized recommendations for a target savings goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on risk tolerance, and specific investment recommendations. Participants can build their own portfolios based on our recommendations or elect to have their accounts managed by us through our managed retirement account offering. We do not hold assets in custody for the managed retirement accounts we provide.

In our plan sponsor advice business, we work with retirement plan sponsors to help them meet their fiduciary obligations by selecting and monitoring a broad range of diversified plan options.

With our custom models, we work with retirement plan providers to design customized models for their investment lineups, including target maturity models and risk-based models.

Through HelloWallet, we offer personalized financial guidance to more than 500,000 individuals and their families through their employer benefit plans. HelloWallet helps employees build a strong financial foundation by providing them with tools for emergency savings, debt management, and budgeting.

In 2015, we introduced the next-generation version of Morningstar Retirement Manager with a completely redesigned interface and user experience. The redesigned platform is designed to drive participant adoption into managed retirement accounts and improve operational support. We've started rolling out the new platform to clients and plan to continue transitioning our clients to the new platform during 2016.

Pricing for Workplace Solutions depends on several different factors, including the level of services offered (including whether the services involve acting as a fiduciary under the Employee Retirement Income Security Act, or ERISA), the number of participants, the level of systems integration required, and the availability of competing products. For HelloWallet, we charge employers for individual employee licenses at a rate of $50 to $100 per user per year.

Our main competitors for Workplace Solutions are Financial Engines, Guided Choice, Learnvest, and Personal Capital, as well as companies that provide automated investment advice, such as Betterment and Wealthfront.

Workplace Solutions is our fourth-largest product based on revenue and accounted for 8.4% of our consolidated revenue in 2015, compared with 7.5% in 2014 and 6.5% in 2013.

Morningstar.com

Our largest website for individual investors is Morningstar.com. Revenue for this product offering includes both Premium Memberships and Internet advertising sales, which each made up approximately half of Morningstar.com's total revenue in 2015. In addition to our U.S.-based site, we offer more than 30 regional investing websites customized to the needs of investors worldwide. Many of these sites feature coverage in local languages with tools and commentary tailored to specific markets.

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

In 2015, we introduced a beta version of the new Morningstar.com to a small group of site users. The site features a new user interface focused on helping individual investors select and monitor investments. As part of this upgrade, we developed a new stocks quote page that better surfaces Morningstar’s proprietary research and ratings and makes it easier for individual investors to understand a company’s performance and compare it with its competitors. We plan to continue rolling out the new site to additional users during 2016.

Morningstar.com primarily competes with The Motley Fool, Seeking Alpha, TheStreet.com, and Yahoo! Finance, as well as other finance and brokerage sites.

As of December 31, 2015, the free membership services offered through Morningstar.com had 10.1 million registered users worldwide. We also had approximately 120,000 paid Premium subscribers for Morningstar.com in the United States plus an additional 16,000 paid Premium subscribers in other global markets. We currently charge $23.95 for a monthly subscription, $199 for an annual subscription, $339 for a two-year subscription, and $439 for a three-year subscription for Morningstar.com's Premium Membership service.

Morningstar.com is our fifth-largest product based on revenue and accounted for 7.6% of our consolidated revenue in 2015, compared with 7.6% in 2014 and 8.0% in 2013.

Investment Advisory

Our Investment Advisory business provides institutional investment advisory and management services for asset management firms, broker-dealers, and insurance providers. We offer Investment Advisory services through a variety of registered entities in Australia, Dubai, France, Hong Kong, India, Japan, South Africa, South Korea, the United Kingdom, and the United States. All of these entities are wholly owned or majority-owned subsidiaries of Morningstar, Inc., and are authorized to provide Investment Advisory services by the appropriate regulatory agency in their applicable jurisdictions.

Drawing on our proprietary research and methodologies, we deliver a variety of services, including asset allocation, manager evaluation, portfolio management, and 15(c) board consulting services. Many of our Investment Advisory agreements focus on investment monitoring and asset allocation for multimanager portfolios made up of managed investment products, such as mutual funds, separate accounts, and variable insurance trusts. We do not hold assets in custody in our Investment Advisory business.

Because of the diversity of our offerings, our Investment Advisory business competes with a wide assortment of firms. We compete with consulting firms such as Mercer, Callan, and Wilshire Associates, as well as various in-house providers of investment management services.

We base our pricing for our Investment Advisory services on the scope of work, our degree of investment discretion, and the level of service required. In the majority of our contracts, we receive asset-based fees, reflecting our work as a portfolio construction manager or subadvisor for multimanager portfolios.

Morningstar Enterprise Components

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

For Enterprise Components, our primary competitors include Financial Express, Interactive Data Corporation, Markit on Demand, and Thomson Reuters.

Pricing for Enterprise Components consists of both ongoing license fees and one-time development fees and depends on the solution being offered, the number of users and level of distribution, and the amount of client integration involved.

Morningstar Managed Portfolios

Morningstar Managed Portfolios is a fee-based discretionary asset management service that includes a series of mutual fund, ETF, and stock portfolios tailored to meet specific investment time horizons and risk levels. We offer this service through Morningstar Investment Services LLC, a registered investment advisor, registered broker-dealer, member of the Financial Industry Regulatory Authority, Inc. (FINRA), and wholly owned subsidiary of Morningstar, Inc. We offer Morningstar Managed Portfolios mainly to fee-based independent financial advisors. These advisors are often affiliated with the corporate registered investment arms of insurance companies and independent and registered broker-dealers.

In 2015, we launched a multi-strategy proposal workflow, allowing advisors to create a proposal containing several portfolios.

We had approximately $12.9 billion in assets under management with about 5,800 financial advisors using the service as of December 31, 2015. We charge asset-based fees for Morningstar Managed Portfolios, which are typically based on a tiered schedule that depends on the client's average daily portfolio balance. Fees for our mutual fund and ETF portfolios generally range from 30 to 40 basis points. We charge 45 to 55 basis points for Select Stock Baskets, which are customizable stock portfolios based on Morningstar's proprietary equity research and indexes. We use third-party custodians for Morningstar Managed Portfolios and do not hold the assets in custody.

For Morningstar Managed Portfolios, our primary competitors are AssetMark, Brinker Capital, Envestnet PMC, Loring Ward, and SEI Investments. We also compete with in-house research teams at independent broker-dealers who build proprietary portfolios for use on brokerage firm platforms, as well other registered investment advisors that provide investment strategies or models on these platforms.

Morningstar Research

Morningstar Research includes both Equity Research services and Manager Research services. We offer equity research to institutional investors who use it to supplement their own research, as well as to broker-dealers who provide our research to their affiliated financial advisors or individual investor clients. Our Manager Research services help institutional investors and manager research due diligence teams evaluate funds, investment strategies, and asset management firms.

Our Equity Research services compete with Ford Equity Research, Ned Davis Research Group, Standard & Poor’s, Zacks Investment Research, and several smaller research firms. For institutional clients, we compete with sell-side firms, internal providers, and smaller boutique firms. Our Manager Research services mainly compete with Mercer, Willis Towers Watson, and Wilshire Associates. Competitors for our credit research include Credit Sights, Fitch, Gimme Credit, Moody’s, and Standard & Poor’s.

Pricing for Morningstar Research varies based on the level of distribution, the type of investors who are using our research, the number of securities or investment strategies covered, the amount of custom coverage and client support required, and the length of the contract term.

Morningstar Credit Ratings

Morningstar Credit Ratings, LLC is an NRSRO that provides timely new issue and surveillance ratings and analysis for structured credits, as well as operational risk assessment services. We provide ratings on a broad range of structured finance securities, including commercial mortgage-backed securities, single family rental securities, and residential mortgage-backed securities. In 2015, we expanded our credit ratings and research to include coverage of other asset-backed securities.

Morningstar Credit Ratings has completed a preliminary application with the SEC to expand its NRSRO license to include ratings on corporate credits and financial institutions, including real estate investment trusts (REITs). We anticipate receiving approval for the expanded license during 2016.

This business competes with several other firms, including Dominion Bond Rating Services (DBRS), Fitch, Kroll Bond Ratings, Moody’s, and Standard & Poor’s.

We charge annual fees for our subscription-based CMBS surveillance software and data services, which are paid for by the user. Pricing for these services varies depending on the solution and the level of access within a client organization. For new-issue ratings, we charge one-time fees to the issuer based on the type of security, the size of the transaction, and the complexity of the issue. In addition to the initial rating fee, clients pay annual surveillance fees that continue until the securities mature.

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

We currently license Morningstar Indexes to numerous institutions that offer ETFs and exchange-traded notes based on the indexes. Firms can license Morningstar Indexes for both product creation (where we typically receive the greater of a minimum fee or basis points tied to assets under management) and data licensing (where we typically receive annual licensing fees). In both cases, our pricing varies based on the level of distribution, the type of user, and the specific indexes licensed.

Major competitors for Morningstar Indexes include FTSE Russell, MSCI, S&P Dow Jones Indices (offered through McGraw Hill Financial), and Research Affiliates.

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

•	Print and online publications;

•	ByAllAccounts, which provides innovative data aggregation technology for financial applications;

•	Investment conferences;

•	Morningstar Enterprise Data Management: customized data aggregation and performance reporting solutions that help clients integrate data more effectively;

•	Market data and desktop software; and

•	Other investment software for financial advisors and institutions.

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

Intellectual Property and Other Proprietary Rights

We treat our brand, product names and logos, software, technology, databases, and other products as proprietary. We seek to protect this intellectual property by using trademark, copyright, patent and trade secrets laws; licensing and nondisclosure arrangements; and other security measures. For example, we generally provide our intellectual property to third parties through standard licensing agreements, which define the extent and duration of any third-party usage rights and provide for our continued ownership in any intellectual property furnished.

Because of the value of our brand name and logo, we generally seek to register one or both of them in all of the relevant international classes under the trademark laws that apply to jurisdictions where we operate. We have registered the Morningstar name and/or logo in numerous countries and the European Union and have applied for registrations in various other countries. In some jurisdictions, we also register certain product names.

“Morningstar” and the Morningstar logo are registered marks of Morningstar in the United States and in certain other jurisdictions. The table below includes some of the trademarks and service marks referenced in this report:

HelloWallet®	Morningstar Office SM
Morningstar® Advisor Workstation SM	Morningstar® Ownership Zone SM
Morningstar Analyst Rating TM	Morningstar® Portfolio X-Ray®
Morningstar® ByAllAccounts®	Morningstar® Principia®
Morningstar® Data	Morningstar Rating™
Morningstar Direct SM	Morningstar® Retirement Manager SM
Morningstar® Enterprise Components SM	Morningstar® Stewardship Grade SM
Morningstar® Managed Portfolios SM	Morningstar Style Box™
Morningstar Market Barometer SM	Morningstar.com®

In addition to trademarks, we currently hold several patents in the United States, including patents held by Morningstar Investment Management LLC for lifetime asset allocation and asset allocation with annuities.

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

Seasonality

We believe our business has a minimal amount of seasonality. Some of our smaller products, such as our annual investment conference in Chicago, generate the majority of their revenue in the first or second quarter of the year. We sell most of our products with subscription or license terms of at least one year, though, and we recognize revenue ratably over the term of each subscription or license agreement. This tends to offset most of the seasonality in our business.

We believe market movements generally have more influence on our performance than seasonality. The revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance.

Largest Customer

In 2015, our largest customer accounted for less than 3% of our consolidated revenue.

Competitive Landscape

The economic and financial information industry includes a few large firms as well as numerous smaller companies, including startup firms. Some of our main competitors include Bloomberg; Standard & Poor's, a division of McGraw Hill Financial; and Thomson Reuters. These companies have financial resources that are significantly greater than ours. We also compete with a variety of other companies in specific areas of our business. We discuss some of the key competitors in each area in the Major Products and Services section of this report.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, technology, breadth of data coverage, quality of investment research and analytics, design, product reliability, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment research capabilities and enhance our existing products and services. We strive to adopt new technology that can improve our products and services. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our technology development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2015, our technology team consisted of approximately 1,120 programmers and technology and infrastructure professionals.

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

Two of our subsidiaries, Morningstar Investment Management LLC and Morningstar Investment Services LLC, are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 (Advisers Act). As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. These requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, both subsidiaries are subject to on-site examination by the SEC.

In addition, because these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974 (ERISA). As fiduciaries under ERISA, they have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

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

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales, capital structure, record-keeping, and the conduct of directors, officers, and employees. Violation of applicable regulations can result in the revocation of a broker-dealer license, the imposition of censures or fines, and the suspension or expulsion of a firm or its officers or employees. As a registered broker-dealer, Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. These requirements are designed to regulate the financial soundness and liquidity of broker-dealers.

Morningstar Credit Ratings, LLC is registered with the SEC as a Nationally Recognized Statistical Rating Organization (NRSRO) specializing in rating structured finance investments. As an NRSRO, Morningstar Credit Ratings is subject to certain requirements and regulations under the Exchange Act. These requirements relate to, among other things, record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, Morningstar Credit Ratings is subject to annual examination by the SEC.

Australia

Our subsidiaries that provide financial information services and advice in Australia, Morningstar Australasia Pty Limited and Ibbotson Associates Australia Ltd., are registered under an Australian Financial Services license and are subject to oversight by the Australian Securities and Investments Commission (ASIC). This license requires them to, among other things, maintain positive net asset levels and sufficient cash resources to cover three months of expenses and to comply with the audit requirements of the ASIC.

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

Other Regions

We have a variety of other entities (including in Canada, France, Hong Kong, India, Japan, Korea, South Africa, and Thailand) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small.

Additional legislation and regulations, including those relating to the activities of investment advisors and broker-dealers, changes in rules imposed by the SEC or other U.S. or non-U.S. regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability.

Employees

We had approximately 3,930 employees globally as of December 31, 2015, including approximately 780 data analysts, 80 designers, 440 investment analysts (including consulting and quantitative research analysts), 1,120 programmers and technology staff, and 530 sales and marketing professionals. Our U.S.-based employees are not represented by any unions, and we have never experienced a walkout or strike.

Executive Officers

As of February 26, 2016, we had 10 executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	59	Chairman, Chief Executive Officer, and Director
Stéphane Biehler	48	Chief Financial Officer
Bevin Desmond	49	Head of Global Markets and Human Resources
Catherine Gillis Odelbo	53	Head of Corporate Strategy and Partnerships
Kunal Kapoor	40	President
Haywood Kelly	47	Head of Global Research
Daniel E. Needham	37	President and Chief Investment Officer, Investment Management
Rob Pinkerton	46	Chief Marketing Officer
James Tanner	55	Head of Global Business Development and Sales
David W. Williams	55	Head of Design

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

Kunal Kapoor

Kunal Kapoor is president of Morningstar. He is responsible for product development and innovation, sales and marketing, and driving strategic prioritization and accountability across the firm.

Before assuming his current role in 2015, Kunal was head of global products and client solutions. Kunal became head of our global client solutions group in 2013 and took on additional responsibility for the products group in February 2014. For part of 2013, he was president of our Data Division, and from 2010 until 2012, he was president of Equity and Market Data/Software. In 2009 and 2010, he was president of Individual Software. Kunal joined Morningstar in 1997.

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

David W. Williams

David Williams is head of design for Morningstar. He is responsible for corporate design and its application to brand identity, products, communications, and the workplace. He also oversees all aspects of Morningstar's design as it relates to our other core capabilities in research and technology. He joined us in 1993.

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
Two of our subsidiaries, Morningstar Investment Management LLC and Morningstar Investment Services LLC, are registered as investment advisors with the SEC under the Investment Advisers Act of 1940, as amended. As registered investment advisors, these companies are subject to the requirements and regulations of the Advisers Act. These requirements relate to, among other things, record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. As registered investment advisors, both subsidiaries are subject to on-site examination by the SEC.

In addition, because these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under the Employee Retirement Income Security Act of 1974. As fiduciaries under ERISA, they have obligations to act in the best interest of their clients. They also have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

Our subsidiaries outside the United States that have investment advisory operations are subject to similar requirements.

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. In some of our retirement contracts, we act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. We also provide a managed account service for retirement plan participants who elect to have their accounts managed by our programs. As of December 31, 2015, we had $40.3 billion in assets under management in our managed retirement accounts.

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

In addition, we may face other legal liabilities based on the quality and outcome of our investment advisory recommendations, even in the absence of an actual or claimed breach of fiduciary duty, or based on our investment management fees and expenses. In total, we provided investment advisory and management services on approximately $180 billion in assets as of December 31, 2015. We could face substantial liabilities related to our work on these assets.

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be harmed by allegations made about possible conflicts of interest.

We believe independence is at the core of our business, and our reputation is our greatest corporate asset. We depend to a large extent on our reputation for integrity and high-caliber products and services. Any failure to uphold our high ethical standards and ensure that our customers have a consistently positive experience with us could damage our reputation as an objective, honest, and credible source for investment research and information. Allegations of improper conduct, whether the ultimate outcome is favorable or unfavorable to us, as well as any negative publicity or media reports about Morningstar, whether valid or not, may harm our reputation and damage our business.

We offer products and services to institutional clients, which include banks, brokerage firms, insurance companies, mutual fund companies, media outlets, and retirement plan providers and sponsors. Our institutional clients generate a significant portion of our overall revenue. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered and securities issued by our institutional clients. We also provide investment advisory and investment management services. In some cases, we make investment recommendations (such as Select Lists) within the framework of client constraints. While we don’t charge asset management firms for their products to be rated, we do charge licensing fees for the use of our ratings. We also receive payments from issuers for our new-issue ratings on commercial mortgage-backed securities. These payments may create the perception that our ratings, research, and recommendations are not impartial.

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

We attribute much of our company's success over the past 30 years to our ability to develop innovative, proprietary research tools, such as the Morningstar Rating, Morningstar Style Box, Ownership Zone, and Portfolio X-Ray. More recently, we’ve developed unique concepts and tools such as the Wealth Forecasting Engine, Gamma, and Total Wealth Approach. We believe these innovations set us apart because most of our competitors focus on providing data or software rather than creating their own proprietary research frameworks. We also believe our ability to develop innovative, proprietary research tools is at the core of what drives Morningstar’s value for all of our customer groups.

If we fail to continuously fuel our innovation engine and develop new tools to meet the needs of our customers, our competitive position and business results may suffer. In addition, our reputation could be harmed if we’re perceived as not moving quickly enough to meet the changing needs of investors.

Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools that gain attention from our clients. We believe lower technology costs and the growth of open software platforms have lowered the barriers to entry for new competitors, making it easier for new players to enter the market. Smaller companies, including startup firms funded by private equity and venture capital, may be able to move more quickly to develop research and tools that gain a wide following.

If we fail to introduce innovative, proprietary research tools and frameworks, we may not generate enough interest from potential clients to win new business. We cannot guarantee that we will successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

Failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy may negatively affect our competitive position and business results.

We believe the technology landscape has been changing at an accelerating rate over the past several years. Changes in technology are fundamentally changing the ways investors access data and content. Examples include the shift from local network computing to cloud-based systems, the proliferation of wireless mobile devices, and rapid acceleration in the use of social media platforms.

While some changes in technology may offer opportunities for Morningstar, we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs. We believe our ability to develop innovative technology has historically given us a competitive advantage. As mentioned above, though, we believe lower technology costs and growth in open software platforms have lowered barriers to entry for new competitors. Our competitors may also be able to introduce new technology more rapidly than we are to meet changing market needs. If we fail to develop and implement new technology rapidly enough, we may sacrifice new business opportunities or renewals from existing customers. We may also incur additional operating expense if major software projects take longer than anticipated. Our competitive position and business results may suffer if we fail to develop new technologies to meet client demands, if our execution speed is too slow, or if we adopt a technology strategy that doesn't align with changes in the market.

We could face liability related to our storage of personal information about individuals as well as portfolio and account-level information.

Customers routinely enter personal investment and financial information, including portfolio holdings, account numbers, and credit card information, on our websites. In addition, we handle increasing amounts of personally identifiable information in areas such as Morningstar Retirement Manager, HelloWallet, Morningstar Managed Portfolios, ByAllAccounts, Morningstar Office, Enterprise Data Management, and Morningstar.com. In 2014, we acquired HelloWallet, which provides personalized financial guidance to individuals through their employer benefit plans. Through HelloWallet's website and mobile applications, employees enter their goals and priorities and add their financial information, including income, bank accounts, credit cards, retirement plans, insurance, and investments. We also acquired ByAllAccounts, which uses technology to collect, consolidate, and transform financial account data and deliver it to any platform. Both HelloWallet and ByAllAccounts handle a large volume of personally identifiable information as part of their normal business operations.

Any failure to safeguard this information could damage our reputation and business results. We must continuously invest in systems, processes, and controls to guard against the risk of improper access to this information, which could be disclosed through employee errors, other inadvertent release, failure to restrict access, or failure to properly purge and protect data. We may suffer malicious attacks by individuals or groups seeking to penetrate our network and databases to gain access to personal data. These attacks have become increasingly frequent, sophisticated, and difficult to detect.

Contractual commitments to customers as well as laws and industry regulations related to data protection, system availability, and privacy require us to safeguard critical data. We are also required to take appropriate steps to safeguard credit card numbers, Social Security numbers, and other information about individuals or their accounts. Given the growing concern over data privacy and identity theft, we have been and expect to continue to be subject to increased scrutiny by clients and regulators. We could be subject to liability if we were to inappropriately disclose any user's personal information or if third parties were able to penetrate our network security or otherwise gain access to any user's name, address, Social Security number, account numbers, portfolio holdings, credit card information, or other personal information.

Compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations could adversely affect our business.

Our investment management operations are a growing part of our overall business. The securities laws and other laws that govern our investment advisory activities are complex. The activities of our investment advisory operations are subject to provisions of the Advisers Act and ERISA. In addition, Morningstar Investment Services is a broker-dealer registered under the Exchange Act and is subject to the rules of FINRA. We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the United States. If we fail to comply with securities laws and other regulatory requirements, we may be subject to fines or other events that could have a negative effect on our business.

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

We also publish credit ratings and research on corporate debt issuers and have completed a preliminary application to expand our NRSRO license to include ratings for corporate credits and financial institutions. Credit rating and research providers have been under increasing regulatory scrutiny.

The laws, rules, and regulations applicable to our business may change in the future, and we may not be able to comply with these changes. In addition, the broad scope of our business operations makes it more difficult to monitor areas that may be subject to regulatory and compliance risk. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing investment advisory or credit rating services in the future, which could adversely affect our business.

An outage of our database, technology-based products and services, or network facilities could result in reduced revenue and the loss of customers.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information. We rely on our computer equipment, database storage facilities, and other network equipment, much of which is geographically concentrated in our Chicago headquarters and other backup locations in the United States. We also have extensive information systems outside the United States. Our mission-critical databases and networks are increasingly complex and interdependent, which increases the risk of failure. Problems in our network systems may lead to cascading effects involving product downtime, overloading of third-party data centers, and other issues that may affect our clients. Many of our client contracts contain service-level agreements that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information. We may not be able to meet these obligations in the event of failure or downtime in our information systems.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, and other events beyond our control. Our database and network facilities may also be vulnerable to external attacks that misappropriate our data, corrupt our databases, or limit access to our information systems. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, anti-virus software, and patch management. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned.

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

We maintain off-site back-up facilities for our data, but we cannot guarantee that these facilities will operate as expected during an interruption that affects our headquarters. There may be single points of failure that affect our core databases, data transfer interfaces, or storage area networks. We may not be able to fully recover data or information lost during a database or network facility outage. Any losses, service disruption, or damages incurred by us could have a material adverse effect on our business, operating results, or financial condition.

The concentration of data and development work carried out at our offshore facilities may have a negative effect on our business operations, products, and services.

We now have approximately 850 employees working in our data and technology development center in Shenzhen, China, or about one-fifth of our total workforce. We rely on these employees to maintain and update our mutual fund database and work on other projects. Because China has a restrictive government under centralized control, our operations are subject to political and regulatory risk, which is inherently unpredictable. Recent news reports have heightened concerns about problems related to data privacy, security, and protection of intellectual property rights in China, as well. The concentration of development and data work carried out at this facility also involves operational risks for our network infrastructure. While we have short-term backup plans in place, it would be difficult for us to maintain and update our mutual fund database if we were unable to access our Shenzhen operations for an extended period of time. Any difficulties that we face in continuing to operate our development center in China may harm our business and have a negative impact on the products and services we provide.

We have approximately 500 employees who work at our data collection facility in Mumbai, India, which may also be subject to regulatory and political risk (including potential terrorist acts). Like the Shenzhen operation, these facilities also involve operational risks for our network infrastructure.

Our results could suffer if the mutual fund industry continues to experience slower growth, or if actively managed equity funds continue to attract less investor attention.

We generate a significant portion of our revenue from products and services related to mutual funds, and part of our growth since 1984 can be attributed to favorable industry trends. The mutual fund industry has experienced substantial growth over the past 30 to 40 years, but suffered along with the market downturn in 2008 and early 2009. Since then, fund assets have increased, but at a slower rate than in previous years.

A significant portion of our fund research has historically focused on equity-related funds. In addition, we are best-known for our data and analyst research on actively managed equity funds. Over the past 15 years, passively managed index funds have seen greater investor interest, and this trend has been more dramatic in recent years. In 2015, actively managed mutual funds suffered more than $200 billion of net outflows, compared with net inflows of more than $400 billion for passively managed funds. Overall, we estimate that passively managed portfolios now account for nearly one-third of combined mutual fund and ETF assets.

Continued downturns or volatility in the financial markets, increased investor interest in other investment vehicles, or a lack of investor confidence could continue to reduce investor interest and investment activity. In addition, a continued lessening of investor interest in actively managed equity funds could decrease demand for our products, including our software, data, and analyst research.

Downturns in the financial sector, global financial markets, and global economy may hurt our results, resulting in lower revenue from asset-based fees, transaction-based revenue, or other parts of our business.

Our business results are partly driven by factors outside of our control, including general economic and financial market trends. Any unfavorable changes in the environment we operate in could cause a corresponding negative effect on our business results. As a result, we may experience lower revenue, operating income, and other financial results in the event of a market downturn.

Many of our customers are asset management firms and other financial services companies, which are also subject to external trends and changes. For example, the financial crisis of 2008 and 2009 led to spending cutbacks among many of the companies we sell to. Some institutional clients have implemented additional review processes for new contracts or started providing certain services, such as investment management, in-house rather than hiring outside service providers. Some institutional clients have also reduced the scope of their operations. For example, several large insurers withdrew from the variable annuity market in recent years, while others curtailed their new sales efforts. This has had a negative effect on the services we provide to institutional clients that offer variable annuities.

Many companies in the financial services industry have also been subject to increasing government regulation and pressure to reduce fees, which may increase their operating costs and cause them to reduce spending.

In addition, our revenue from asset-based fees may be adversely affected by market declines as well as the level of cash outflows from portfolios that we help manage.

In 2015, revenue from asset-based fees made up approximately 15% of our consolidated revenue and a greater percentage of our operating income. The amount of revenue we earn from asset-based fees depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. The value of assets under advisement may show substantial declines during periods of significant market volatility. Asset levels can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. If the level of assets on which we provide investment advisory or investment management services goes down, we expect our fee-based revenue to show a corresponding decline.

Our business results may also be hurt by negative trends in Internet advertising sales, which made up about 4% of consolidated revenue in 2015. Our structured credit rating business, which made up about 5% of consolidated revenue in 2015, is subject to volatility from trends in new issuance of commercial mortgage-backed securities and other structured credits. If industry-wide issuance for commercial mortgage-backed securities declines, our revenue associated with this line of business may also go down.

Our future success depends on our ability to recruit, develop, and retain qualified employees.

We experience competition for analysts, technology experts, and other employees from other companies and organizations. These organizations often have greater resources than we do and are often able to offer significantly more attractive compensation packages to potential employees. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future.

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

Our operations outside of the United States generated $203.7 million in revenue in 2015, or about 26% of our consolidated revenue. There are risks inherent in doing business outside the United States, including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance; and currency exchange rates and exchange controls. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

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

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings on issuers of structured credits and corporate credits. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. We could also be subject to claims based on the content that is accessible from our website through links to other websites. We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, and other data providers. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

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

As of December 31, 2015, Joe Mansueto, our chairman and chief executive officer, owned approximately 56% of our outstanding common stock. As a result, he has the ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. He also has the ability to control our management and affairs. This concentration of ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other business combination involving Morningstar; discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company; or result in actions that may be opposed by other shareholders.

Fluctuations in our operating results may negatively affect our stock price.

We believe our business has relatively large fixed costs and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a larger decline in operating income. In addition, because we manage our business with a long-term perspective, we generally don’t make significant adjustments to our strategy or cost structure in response to short-term factors. As a result, our operating results may suffer in the short term. In addition, we do not provide earnings guidance or hold one-on-one meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage on our stock, our stock price may be volatile. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

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

In the past, we granted stock options to employees as a significant part of their overall compensation package. In 2006, we began granting restricted stock units to our employees and non-employee directors. As of December 31, 2015, our employees and non-employee directors held options to acquire 52,096 shares of common stock, all of which were exercisable at a weighted average price of approximately $57.52 per share. As of December 31, 2015, there were 587,450 restricted stock units outstanding, which have an average remaining vesting period of 31 months. Generally speaking, the company issues a share of stock when a restricted stock unit vests. To the extent that option holders exercise outstanding options to purchase common stock and we issue shares when restricted stock units vest, there will be further dilution. Future grants of stock options or restricted stock units may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing would result in additional dilution to our shareholders.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the Securities and Exchange Commission regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2015, we leased approximately 377,000 square feet of office space for our U.S. operations, primarily for our corporate headquarters located in Chicago, Illinois. We also lease approximately 375,000 square feet of office space in 26 other countries around the world, including 141,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

We are involved in legal proceedings and litigation that arise in the normal course of our business. Although we may not be able to predict the outcome of a particular proceeding, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

The following table shows the high and low price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Select Market:

		2015		2014
	High	Low	High	Low
First Quarter	$78.51	$62.14	$84.05	$73.97
Second Quarter	80.93	71.89	80.00	67.77
Third Quarter	86.88	76.60	72.76	66.30
Fourth Quarter	84.99	77.61	71.08	61.03

As of February 19, 2016, the last reported sale price on the Nasdaq Global Select Market for our common stock was $78.97 per share, and there were 1,377 shareholders of record of our common stock.

The following table shows dividends declared and paid for the periods indicated:

		2015		2014
	Dividends declared	Dividends paid	Dividends declared	Dividends paid
First Quarter	$0.19	$0.19	$0.17	$0.17
Second Quarter	0.19	0.19	0.17	0.17
Third Quarter	0.19	0.19	0.17	0.17
Fourth Quarter	0.22	0.19	0.19	0.17

We paid four dividends during 2015. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 22.0 cents per share in 2016.

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

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made through September 30, 2015 and during the three months ended December 31, 2015:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through September 30, 2015	8,538,441	$65.17	8,538,441	$143,421,906
October 1, 2015 - October 31, 2015	8,336	78.98	8,336	$142,763,338
November 1, 2015 - November 30, 2015	775,049	79.17	775,049	$81,388,504
December 1, 2015 - December 31, 2015	61,306	79.52	61,306	$376,512,276
Total	9,383,132	$66.43	9,383,132

 _________________________________________________
* Subject to applicable law, we may repurchase shares at prevailing market prices directly on the open market or in privately negotiated transactions in amounts that we deem appropriate.

(1)
We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $1.0 billion in shares of our outstanding common stock. The authorization expires on December 31, 2017.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 15, 2016:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 15, 2016	Projected Beneficial Ownership (1)
Gail Landis Director	8/21/2015	5/31/2016	690	Shares to be sold under the plan if the stock reaches specified prices	300	1,782
David Williams Head of Design	8/21/2015	8/30/2016	5,000	Shares to be sold under the plan if the stock reaches specified prices	—	40,203
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on December 31, 2015, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2016 and restricted stock units that will vest by March 1, 2016. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2015. Each director or executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived our Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2015, 2014, and 2013 and Consolidated Balance Sheet Data as of December 31, 2015 and 2014 from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2012 and 2011 and Consolidated Balance Sheet Data as of December 31, 2013, 2012, and 2011 were derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

Consolidated Statements of Income Data
(in millions except per share amounts)	2011	2012	2013	2014		2015

Revenue	$631.4	$658.3	$698.3	$760.1		$788.8
Operating expense	493.0	507.6	527.6	654.5	(1)	598.2
Operating income	138.4	150.7	170.7	105.6	(1)	190.6
Non-operating income, net	1.8	3.0	7.3	8.4		3.1
Income before income taxes and equity in net income of unconsolidated entities	140.2	153.7	178.0	114.0		193.7
Equity in net income of unconsolidated entities	1.8	2.0	1.4	—		1.8
Income tax expense	43.7	52.9	56.0	35.7		62.7
Consolidated net income from continuing operations	98.3	102.8	123.4	78.3		132.8
Gain on sale of discontinued operations, net of tax	—	5.2	—	—		—
Consolidated net income	98.3	108.0	123.4	78.3		132.8
Net (income) loss attributable to noncontrolling interests	0.1	0.1	0.1	—		(0.2)
Net income attributable to Morningstar, Inc.	$98.4	$108.1	$123.5	$78.3		$132.6

Net income per share attributable to Morningstar, Inc.:
Basic:
Continuing operations	$1.96	$2.12	$2.68	$1.75		$3.00
Discontinued operations	—	0.11	—	—		—
Total	$1.96	$2.23	$2.68	$1.75		$3.00

Diluted:
Continuing operations	$1.92	$2.10	$2.66	$1.74		$3.00
Discontinued operations	—	0.10	—	—		—
Total	$1.92	$2.20	$2.66	$1.74		$3.00

Dividends per common share:
Dividends declared per common share	$0.250	$0.425	$0.545	$0.700		$0.790
Dividends paid per common share	$0.200	$0.525	$0.375	$0.680		$0.760

Weighted average common shares outstanding:
Basic	50.0	48.5	46.2	44.7		44.2
Diluted	51.0	49.1	46.5	44.9		44.3

Consolidated Cash Flow Data (in millions)	2011	2012	2013	2014		2015

Cash provided by (used for) investing activities (2)	$(110.8)	$80.2	$(14.9)	$(31.2)		$(79.5)
Cash used for financing activities (3)	$(32.6)	$(265.2)	$(166.4)	$(71.7)		$(124.9)

Cash provided by operating activities	$165.0	$146.0	$186.7	$132.2	(1)	$238.9
Capital expenditures	(23.3)	(30.0)	(33.6)	(58.3)		(57.3)
Free cash flow (4)	$141.7	$116.0	$153.1	$73.9	(1)	$181.6

Consolidated Balance Sheet Data
As of December 31 (in millions)	2011	2012	2013	2014		2015

Cash, cash equivalents, and investments	$470.2	$321.4	$298.6	$224.6		$248.6
Working capital	336.3	213.5	173.5	97.0		105.5
Total assets	1,167.0	1,038.3	1,026.8	1,010.3		1,029.0
Deferred revenue (5)	155.5	146.0	149.2	146.0		140.7
Long-term liabilities	39.4	54.0	66.0	62.1		84.0
Total equity	857.0	726.9	691.3	654.4		640.6

(1) Operating income and free cash flow for 2014 included a $61.0 million litigation settlement expense and corresponding cash outflow.

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

(3) Cash used for financing activities consists primarily of cash used to repurchase outstanding common stock through our share repurchase program and dividend payments. These cash outflows are partially offset by proceeds from our revolving credit facility, stock option exercises, and excess tax benefits. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information concerning cash used for financing activities.

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

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our products and services, including Morningstar Data, Morningstar Advisor Workstation, Morningstar Direct, and Morningstar Research, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as Premium Membership service on Morningstar.com, via subscriptions. These subscriptions are mainly offered for a one-year term, although we offer terms ranging from one month to three years. We also sell advertising on our websites throughout the world. In our credit research and rating business, we generate transaction-based revenue for our ratings on new issues of commercial mortgage-backed securities and other structured credits.

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

In our Workplace Solutions area, our contracts may include one-time setup fees, technology licensing fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. We also offer plan sponsor advice and custom target-date consulting arrangements. Fees for these services may be based on the level of assets under advisement.

We do not disclose a fee range for our Investment Advisory services and Workplace Solutions businesses because our fee structures vary by client. In addition, we believe disclosing a fee range could be detrimental to our competitive position. We disclose changes in the services we provide or their associated fee structures (for example, a change from flat fees to asset-based fees) in our SEC filings to the extent that they are material to our consolidated financial results.

For Morningstar Managed Portfolios, we charge asset-based fees, which are based on a tiered schedule that depends on the client’s account balance.

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. We use some of this cash to fund our operations and invest in new product development. Deferred revenue is the largest liability on our Consolidated Balance Sheets and, at the end of 2015, totaled $152.0 million (of which $140.7 million was classified as a current liability with an additional $11.3 million included in other long-term liabilities). At the end of 2014, the amount of deferred revenue was $146.0 million, all of which was classified as a current liability. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our subscription, license, and service agreements.

In recent years, our deferred revenue balance has increased at a more moderate rate, partly because we've been issuing more quarterly and monthly invoices versus up-front, annual invoices. In addition, as we’ve migrated Principia subscribers to Morningstar Advisor Workstation and other products that meet their needs, we have less subscription-based revenue contributing to the deferred revenue balance.

Significant Operating Leverage

Our business requires significant investments to create and maintain proprietary software, databases, and content. While the fixed costs of the investments we make in our business are relatively high, the variable cost of adding customers is relatively low, partly because our business focuses on Internet-based platforms and assets under management. At times, we may make investments in building our databases and content that cause weaker short-term operating results. During other periods, our profitability may improve because we're able to increase revenue without increasing our cost base at the same rate. When revenue decreases, however, we may not be able to adjust our cost base at a corresponding rate.

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

• Sales and marketing. This category includes compensation expense for our sales teams, product managers, and other marketing professionals. We also include the cost of advertising, direct mail campaigns, and other marketing and promotion efforts in this category.

• General and administrative. This category includes compensation expense for our management team and other corporate functions, including employees in our compliance, finance, human resources, and legal departments. It also includes costs for corporate systems and facilities.

• Depreciation and amortization. Our capital expenditures are mainly for information technology equipment, leasehold improvements, and capitalized software development costs. We depreciate property and equipment primarily using the straight-line method based on the useful lives of the assets, which range from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized software development costs over their estimated economic life, which range from three to seven years. We also include amortization related to intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to 25 years.

International Operations

As of December 31, 2015, we had majority-owned operations in 26 countries outside of the United States and included their results of operations and financial condition in our consolidated financial statements. We account for our minority-owned investment in Morningstar Japan K.K. (MJKK) using the equity method.

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

To evaluate how successful we've been in maintaining existing business for products and services that have renewable revenue, we calculate retention and renewal rates using two different methods. For subscription-based products, we track the number of subscriptions retained during the year. For products sold through contracts and licenses, we use the contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount, unless the change specifically results from adding a new product that we can identify. We also include variable-fee contracts in this calculation and use the previous quarter's actual revenue as the base rate for calculating the renewal percentage. The renewal rate excludes setup and customization fees, migrations to other Morningstar products, and contract renewals that were pending as of January 31, 2016.

The Year 2015 in Review

We monitor developments in the economic and financial information industry on an ongoing basis. We use these insights to help inform our company strategy, product development plans, and marketing initiatives.

After posting double-digit gains for each of the three previous years, the U.S. stock market finished 2015 barely in positive territory. Morningstar's U.S. Market Index, a broad market benchmark, ended the year with a 0.7% gain. Morningstar’s Global Markets ex-U.S. Index finished the year down 0.6%.

With a less favorable market as a backdrop, the fund industry was relatively flat in 2015. Total U.S. mutual fund assets were down slightly to $15.7 trillion as of December 31, 2015, compared with $15.9 trillion as of December 31, 2014, based on data from the Investment Company Institute (ICI). Based on Morningstar’s analysis of fund flow trends, long-term mutual funds had aggregate net inflows of about $200 billion in 2015, down from about $460 billion in 2014.

Investors have also continued to favor passively managed index funds rather than actively managed portfolios—a trend that continued accelerating in 2015. In 2015, actively managed mutual funds suffered more than $200 billion of net outflows, compared with net inflows of more than $400 billion for passively managed funds.

ETFs continued to increase in popularity relative to traditional mutual funds. The U.S. ETF industry closed out 2015 with $2.1 trillion in assets under management based on ICI data, up from about $2.0 trillion as of December 2014.

Based on data from ComScore, aggregate monthly average page views to financial and investment sites were down about 7% in 2015, while the number of unique users decreased by about 12%. The number of pages viewed per visit was up about 5%, though, and time spent per visit increased by about 8%. We believe these results indicate that while fewer investors visited financial and investment sites during 2015, the remaining users were more engaged. Results for Morningstar.com generally showed similar trends, with the exception of monthly average page views. Monthly average page views for Morningstar.com increased by approximately 25% in 2015 based on ComScore data, driven by a large increase in pages viewed per visit.

Amid these trends, we believe online advertising spending by financial services companies was generally positive in 2015. A report published by eMarketer in September 2015 estimated that global online advertising spending would increase by about 18% across all industries in 2015. We believe advertising spending in the financial services industry also increased versus 2014.

Longer-Term Trends and Regulatory Environment

In addition to industry developments in 2015, there are several longer-term trends we consider relevant to our business, as outlined below.

In the wake of the financial crisis of 2008 and 2009, regulators have continued to implement new frameworks for financial services companies globally. Many of these rules relate to financial advisor compensation, fees and expenses, investor disclosure, and the use of hedge funds and alternative investments.

In the United Kingdom, for example, the Retail Distribution Review (RDR), which emphasizes increased regulation of advisory fees, higher professional standards for financial advisors, and "whole of market" investment solutions, became effective in January 2013. Advisors are now required to give clients a choice of all investment vehicles (including funds, ETFs, and other products) and demonstrate that they consider different investment options without bias. Financial advisors are also required to fully disclose and have clients agree on fees for advice and charge separately for any funds or investments. The RDR also restricted the use of commission payments for products sold to individual investors, although UK regulators are reportedly considering changes to this restriction.

In September 2015, the European Securities and Markets Authority (ESMA) published a final draft of an updated version of the Markets in Financial Instruments Directive, also known as MiFID II. The new regulatory framework is scheduled to go into effect in January 2017 and aims to ensure that secondary markets are fair, transparent, and safe. It also seeks to ensure that investors’ interests are safeguarded when being sold investment products. The main provisions include, among other things, limits on portfolio managers' use of third-party research, quality and organizational rules regarding the provision of advice, additional governance requirements for the manufacturing and distribution of financial instruments and structured deposits, requirements for firms to provide clients with details of all costs and charges related to their investments, and new rules for disclosing the cumulative effect of costs on investor returns.

In Australia, the government has continued to implement the series of Future of Financial Advice reforms that began in July 2013. Some of these reforms include requirements relating to annual fee disclosure and compensation structures for financial advisors. In response, we believe financial advisors have become more focused on client engagement to demonstrate the value of the services they provide.

In December 2015, the Australian Prudential Regulation Authority published a series of new reporting standards for superannuation funds (a type of pension plan for employees to use in saving for retirement) with additional reporting requirements regarding assets held. We've expanded our data collection and distribution services to help asset management firms and superannuation funds meet these standards.

In the United States, the Department of Labor (DOL) has proposed a rule that would impose a fiduciary standard for financial advisors working with defined contribution plans and individual retirement accounts. The new standard would require them to act in the best interest of clients when making investment recommendations instead of the looser “suitability” standards currently in place. President Obama has endorsed the proposed rule for a fiduciary standard for financial advisors providing retirement advice. We believe the increased regulatory scrutiny of advisors could have a broad impact on the financial services sector, including a greater need for independent advice, tools, and solutions.

Overall, we believe the business environment for the financial services industry remains challenging. Asset management firms are facing increasing regulatory burdens, which are leading to higher costs and more cautious spending. Further, the historically low interest rate environment continues to put pressure on margins for some firms, most notably those in the variable annuity space. As a result, we expect there will be further pressure on revenue from clients in this area.

Recent Developments

Beginning in the second half of 2015, the global financial markets began showing significantly higher levels of volatility, and equity market returns have generally turned negative. For the year to date through February 25, 2016, Morningstar's U.S. Market Index was down 4.8%. The recent market downturn has significantly increased the level of uncertainty for individual investors, financial advisors, and asset management firms.

In addition, new issuance volume for commercial mortgage-backed securities began declining in the second half of 2015 and has remained weak during the first two months of 2016.

A downturn in the financial markets directly impacts several of our businesses in an adverse fashion, including revenue from asset-based fees and Morningstar Credit Ratings. It also may have other negative effects on our clients, including increased caution, longer sales cycles, and reduced spending.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of December 31,
	2015	2014		2013		2015 Change	2014 Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	120,557	123,274		124,027		(2.2)%	(0.6)%
Morningstar.com registered users (U.S.)	8,529,792	8,189,569		7,848,057		4.2%	4.4%
Advisor Workstation clients (U.S.) (1)	189	181		162		4.4%	11.7%
Morningstar Office licenses (U.S.) (1)	4,342	4,268		4,073		1.7%	4.8%
Morningstar Direct licenses	11,428	10,055		8,514		13.7%	18.1%
Assets under management and advisement (approximate) ($bil)
Investment Advisory services (2)	$77.8	$81.0		$83.5		(4.0)%	(3.0)%
Workplace Solutions
Managed retirement accounts (3)	$40.3	$36.8		$31.7		9.5%	16.1%
Plan sponsor advice	30.7	26.7		22.9		15.0%	16.6%
Custom models	18.7	13.3		11.0		40.6%	20.9%
Workplace Solutions (total)	$89.7	$76.8		$65.6		16.8%	17.1%
Morningstar Managed Portfolios	$12.9	$12.6	(4)	$10.3		2.4%	22.3%

Average assets under management and advisement ($bil)	$176.8	$166.3		$161.6		6.3%	2.9%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	56	52		38		7.7%	36.8%
Asset value of CMBS new-issue ratings ($bil)	$46.4	$33.7		$24.5		37.7%	37.6%

Our employees (approximate)
Worldwide headcount	3,930	3,760		3,565		4.5%	5.5%
Number of equity and credit analysts	190	172		165		10.5%	4.2%
Number of manager research analysts	115	110	(5)	105		4.5%	4.8%

	Year ended December 31,
(in millions)	2015	2014		2013		2015 Change	2014 Change
Key product revenue (6)
Morningstar Data	$144.5	$139.5	(7)	$131.2	(7)	3.6%	6.3%
Morningstar Advisor Workstation	106.3	101.7		93.1		4.6%	9.3%
Morningstar Direct	101.7	91.8		79.4		10.8%	15.7%
Workplace Solutions	66.6	57.3		45.5		16.3%	25.7%
Morningstar.com	59.9	58.1		55.6		3.0%	4.5%

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

(3) Many factors can cause changes in assets under management and advisement for our managed retirement accounts, including employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. The information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

(4) Revised to include Ibbotson Australia and a minor classification change.

(5) Revised.

(6) Key product revenue includes the effect of foreign currency translations.

(7) Revised to include a minor classification change.

Consolidated Results

Key Metrics (in millions)	2015	2014		2013	2015 Change		2014 Change
Revenue	$788.8	$760.1		$698.3	3.8%		8.9%
Operating income	$190.6	$105.6	(1)	$170.7	80.5%		(38.1)%
Operating margin	24.2%	13.9%		24.4%	10.3	pp	(10.5)	pp

Cash used for investing activities	$(79.5)	$(31.2)		$(14.9)	154.8%		109.4%
Cash used for financing activities	$(124.9)	$(71.7)		$(166.4)	74.2%		(56.9)%

Cash provided by operating activities	$238.9	$132.2	(1)	$186.7	80.7%		(29.2)%
Capital expenditures	(57.3)	(58.3)		(33.6)	(1.7)%		73.5%
Free cash flow	$181.6	$73.9	(1)	$153.1	145.7%		(51.7)%

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

Consolidated Revenue

(in millions)	2015	2014	2013	2015 Change	2014 Change
Consolidated revenue	$788.8	$760.1	$698.3	3.8%	8.9%

In 2015, our consolidated revenue rose 3.8%. Currency movements were a major factor in our 2015 results, as continued strength in the U.S. dollar reduced revenue from our international operations when translated into U.S. dollars. This has been an ongoing trend for several quarters and reduced revenue by $26.9 million in 2015.

Some of the main contributors to the 2015 revenue increase were Morningstar Direct, Workplace Solutions, Morningstar Credit Ratings, Morningstar Data, and Morningstar Advisor Workstation (including Morningstar Office). Positive results for these products were partially offset by decreases in Morningstar Enterprise Components and Principia.

Morningstar Direct was the biggest contributor to growth in both 2015 and 2014, with revenue increasing by $9.9 million in 2015 and $12.5 million in 2014. The number of licenses for Morningstar Direct increased to about 11,400 worldwide at the end of 2015, compared with about 10,000 at the end of 2014 and 8,500 at the end of 2013, with strong growth in both the United States and internationally. Growth in Morningstar Direct reflects additional licenses for both new and existing clients.

Revenue for Workplace Solutions increased by $9.3 million. Assets under management and advisement for Workplace Solutions rose 16.8% year over year, mainly reflecting growth in custom models.

Revenue for Morningstar Credit Ratings rose $5.8 million, reflecting both higher new issuance volume for the year overall and a significant increase in the asset value of new-issue ratings.

Revenue for Morningstar Data increased $5.0 million, mainly reflecting new contracts and renewals for managed products data. In addition, several larger contracts renewed during 2015 with additional revenue added upon renewal.

Morningstar Advisor Workstation's revenue increased an additional $4.7 million, mainly driven by clients migrating from legacy software products.

Revenue from Morningstar Principia and a few other legacy software products declined $10.0 million because we've been migrating subscribers to newer workflow solutions.

The asset-based fees we earn are generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $176.8 billion in 2015, compared with $166.3 billion in 2014 and $161.6 billion in 2013. We had $116.9 million in revenue from asset-based fees in 2015, an increase of $22.8 million compared with $94.1 million in 2014. In 2013, revenue from asset-based fees was $88.6 million. Revenue from asset-based fees made up approximately 14.8% of consolidated revenue in 2015, an increase of 2.4 percentage points compared with 12.4% in 2014.

In 2014, our consolidated revenue increased 8.9%. Some of the main contributors to the increase were Morningstar Direct, Workplace Solutions, Morningstar Managed Portfolios, and Morningstar Credit Ratings. Positive results for these products were partially offset by a $9.1 million decline in Principia. Revenue for Investment Advisory services was down $2.3 million, reflecting the ongoing effect of clients moving to in-house management for fund-of-funds portfolios in the variable annuity industry.

Organic revenue

To make it easier to compare our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In November 2015, we acquired Total Rebalance Expert (tRx). In April 2014, we acquired ByAllAccounts, Inc. (ByAllAccounts) and in June 2014, we acquired an additional 81.3% interest in HelloWallet Holdings, Inc. (HelloWallet) to become the sole owner.

We exclude revenue from businesses acquired or divested from organic revenue for a period of 12 months after we complete the acquisition or divestiture.

In 2015, we had $4.1 million in incremental revenue from acquisitions, primarily from ByAllAccounts and HelloWallet. In addition, currency translations reduced revenue by about $26.9 million in 2015, mainly because of the weaker Euro, Australian dollar, British pound, and Canadian dollar. Excluding acquisitions, divestitures, and foreign currency translations, organic revenue was up 6.8% in 2015.

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

The tables below reconcile consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

2015 vs. 2014 (in millions)	2015	2014	Change
Consolidated revenue	$788.8	$760.1	3.8%
Less: acquisitions	(4.1)	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	26.9	—	NMF
Organic revenue	$811.6	$760.1	6.8%

2014 vs. 2013 (in millions)	2014	2013	Change
Consolidated revenue	$760.1	$698.3	8.9%
Less: acquisitions	(11.4)	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	2.5	—	NMF
Organic revenue	$751.2	$698.3	7.6%

Organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

Revenue by region

	Year ended December 31
(in millions)	2015	2014	2013	2015 Change	2014 Change
United States	$585.1	$550.8	$500.8	6.2%	10.0%

United Kingdom	64.2	61.8	56.2	3.9%	9.9%
Continental Europe	58.8	62.7	57.6	(6.2)%	8.9%
Australia	30.5	35.0	35.3	(12.9)%	(0.9)%
Canada	27.9	30.8	31.8	(9.4)%	(3.3)%
Asia	18.5	15.8	13.9	17.1%	14.2%
Other	3.8	3.2	2.7	18.8%	20.6%
Total International	203.7	209.3	197.5	(2.7)%	6.0%

Consolidated revenue	$788.8	$760.1	$698.3	3.8%	8.9%

International revenue made up about 26% of our consolidated revenue in 2015, compared to 28% in both 2014 and 2013. About 60% of our international revenue is from Continental Europe and the United Kingdom. We also have a fairly large revenue base in Australia and Canada.

Revenue from international operations decreased 2.7% in 2015. Excluding acquisitions and foreign currency translations, revenue from international operations increased 10.2%. Our operations in the United Kingdom were the main contributors to the organic increase, followed by Continental Europe and Japan.

In 2014, revenue from international operations rose 6.0%, as our operations in Continental Europe enjoyed stronger product sales, and revenue growth was also relatively strong in United Kingdom and Australia.

The tables below present a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

(in millions)	2015	2014	Change
International revenue	$203.7	$209.3	(2.7)%
Less: acquisitions	—	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	26.9	—	NMF
International organic revenue	$230.6	$209.3	10.2%

(in millions)	2014	2013	Change
International revenue	$209.3	$197.5	6.0%
Less: acquisitions	(1.9)	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	2.5	—	NMF
International organic revenue	$209.9	$197.5	6.2%

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

Retention and Renewal Rates

As discussed in How We Evaluate Our Business, we calculate retention and renewal rates to help measure how successful we've been in maintaining existing business for products and services that have renewable revenue. The graph below illustrates these two metrics over the past five years:

Retention and Renewal Rates

92%
91%
94%
95%
99%
2011
2012
2013
2014
2015
Renewal
(contract-based products)
69%
66%
71%
69%
67%
2011
2012
2013
2014
2015
Retention
(subscription-based products)

For contract-based products and services (such as Morningstar Data, Investment Advisory services, Morningstar Direct, and Morningstar Advisor Workstation), we estimate that our weighted average annual renewal rate was approximately 99% in 2015, compared with 95% in 2014. The increase partly reflects some larger renewals for Morningstar Data, Enterprise Components, and Morningstar Research that included additional business upon renewal. These positive trends were partly offset by slightly lower renewal rates for Morningstar Direct and Morningstar Advisor Workstation. The figure for contract-based products includes the effect of price changes and changes to the contract value upon renewal, as well as changes in the value of variable-fee contracts.

In 2015, we estimate that our annual retention rate for subscription-based products, including Morningstar.com's Premium Membership service, Morningstar Office, and newsletter products, was approximately 67% in 2015, compared with 69% in 2014. The decline was mainly driven by a lower retention rate for Morningstar.com Premium Memberships, partly offset by positive retention trends for Morningstar Office and our international operations.

Consolidated Operating Expense

(in millions)	2015	2014	2013	2015 Change		2014 Change
Cost of revenue	$330.1	$318.6	$271.4	3.6%		17.4%
% of revenue	41.9%	41.9%	38.9%	—	pp	3.0	pp
Sales and marketing	96.6	111.1	103.6	(13.1)%		7.2%
% of revenue	12.2%	14.6%	14.8%	(2.4)	pp	(0.2)	pp
General and administrative	107.1	108.9	106.9	(1.7)%		1.9%
% of revenue	13.6%	14.3%	15.3%	(0.7)	pp	(1.0)	pp
Depreciation and amortization	64.4	54.9	45.7	17.3%		20.1%
% of revenue	8.2%	7.2%	6.5%	1.0	pp	0.7	pp
Litigation settlement	—	61.0	—	NMF		NMF
% of revenue	—%	8.0%	—	NMF		NMF
Total operating expense	$598.2	$654.5	$527.6	(8.6)%		24.0%
% of revenue	75.8%	86.1%	75.6%	(10.3)	pp	10.5	pp

____________________________________________________________________________________________
NMF — Not meaningful

Note: Following our change to a more centralized structure during 2013, we refined the classification of employees within operating expense categories. As a result, approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue starting in the second half of 2013. These changes added approximately $14 million of compensation expense to cost of revenue in 2014 versus 2013, and reduced the compensation expense included in the sales and marketing and general and administrative categories by approximately $8 million and $6 million, respectively, in the same period. These changes did not affect total operating expense or operating income for any of the periods presented.

In 2015, our operating expense was down $56.3 million, or 8.6%. We settled a dispute with Business Logic for $61.0 million in 2014, which did not recur in 2015. In addition, as a result of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $23.9 million on operating expense during 2015.

Commission expense decreased $14.7 million in 2015, mainly because we changed to a new sales commission structure that requires a different accounting treatment. In the first quarter of 2014, we started expensing sales commissions as incurred instead of amortizing them over the term of the underlying contracts. However, we continued to amortize the prepaid commission balance from the previous commission plan. This amortization triggered an additional $3.5 million and $9.8 million of sales commission cost in 2015 and 2014, respectively.

Legal and other professional fees were down $4.2 million in 2015, mainly reflecting litigation-related legal fees in 2014 that did not recur in 2015.

Also reducing operating expense was an increase in capitalized software development. In 2015, we capitalized $21.8 million of software development expense for ongoing enhancements of key platforms and new development of upgraded software platforms. In comparison, we capitalized a total of $18.8 million of software development expense in 2014.

Compensation expense (including salaries, bonus, and other company-sponsored benefits) increased $6.3 million in 2015. While headcount remained relatively flat during the first nine months of the year, net headcount increased by about 100 employees during the fourth quarter as we continued to invest in our key growth initiatives. The new hires mainly reflect technology, client support, and credit analyst roles in the United States and India. Overall, we had 3,930 employees worldwide at the end of 2015, compared with 3,760 at the end of 2014.

Depreciation expense was up $9.8 million in 2015, mainly reflecting additional capitalized software development and computer software purchases for our U.S. operations. Advertising and marketing, computer and software supplies, rent, and production expense were also higher during 2015.

In 2014, our operating expense was up $126.9 million, or 24.0%. The $61.0 million litigation settlement expense incurred in 2014 contributed approximately half of this increase. Higher compensation expense (including salaries, bonus, and other company-sponsored benefits) also contributed to the change. We had approximately 3,760 employees worldwide at the end of 2014, compared with 3,565 at the end of 2013—an increase of approximately 200 employees. The ByAllAccounts and HelloWallet acquisitions added approximately 100 employees on a combined basis. We also added product and technology roles in the United States as well as equity data analysts in India.

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

Total operating expense also includes bonus expense and stock-based compensation expense, which we include in each of the cost categories shown in the table above. Bonus expense was $50.7 million in 2015, compared with $48.1 million in 2014 and $40.9 million in 2013. Stock-based compensation expense was $17.4 million in 2015, compared with $17.6 million in 2014 and $15.0 million in 2013.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

In 2015, cost of revenue was up $11.5 million. Higher salary expense of $7.9 million was the main reason for the increase, reflecting new hires we made to support the growth of our business as well as annual merit increases. Higher expense for bonus, professional fees, and production expense also contributed to the change in this category.

Partially offsetting these increases was a higher level of capitalized software development, which reduced cost of revenue during 2015. We capitalized $21.8 million associated with software development activities in 2015 versus $18.8 million in 2014.

Cost of revenue rose $47.2 million in 2014. The $14.0 million of additional expense from the shift in employee cost categories discussed above was a major factor behind the growth in cost of revenue. In 2014, other increases in salary expense, bonus, and other compensation costs—which totaled about $44.4 million—also contributed to growth in this category. Production expense was up $6.7 million in 2014, mainly reflecting higher costs for information technology maintenance agreements and infrastructure, as well as an unrealized loss on some of our model portfolios.

These increases were partially offset by a higher level of capitalized software development in 2014, which reduced cost of revenue during 2014. We capitalized $18.8 million of software development in 2014, compared with $8.1 million in 2013.

As a percentage of revenue, cost of revenue decreased by about 0.1 percentage points in 2015 and increased 3.0 percentage points in 2014, with approximately 2 percentage points of the change in 2014 driven by the shift in employee cost categories.

Sales and marketing

Sales and marketing expense decreased $14.5 million in 2015. Lower sales commission expense of $13.9 million (mainly reflecting the change in sales commission structure discussed above) as well as lower salary expense of $2.1 million were the primary contributors to the decrease. Partly offsetting these decreases was an increase in advertising and marketing expense of $3.0 million.

In 2014, the shift in employee cost categories reduced sales and marketing expense by approximately $8.0 million. Despite this reduction, total sales and marketing expense was still up $7.5 million in 2014, mainly because of higher sales commission costs following the change in commission plan discussed above. Additional costs for advertising and marketing also contributed to this increase, but to a lesser extent. This expense growth was partly offset by lower costs for travel, training, and conferences.

As a percentage of revenue, sales and marketing expense was down 2.4 percentage points in 2015 and 0.2 percentage points in 2014.

General and administrative

General and administrative expense decreased $1.8 million in 2015. Legal fees decreased $3.5 million as a result of litigation-related legal fees in 2014 that did not recur in 2015. Salary expense also decreased $0.9 million in 2015. These decreases were partially offset by an increase of $3.1 million in rent and utilities expense, mainly because of new and expanded office space in New York and London.

In 2014, the shift in employee cost categories discussed above reduced general and administrative (G&A) expense by approximately $6.0 million. Despite this reduction, total G&A expense still increased by $2.0 million in 2014. Rent and facilities costs were up $2.8 million versus 2013, mainly because we expanded our office space in the United States. This additional expense was partially offset by a $1.5 million credit we recorded for damages received in connection with a legal matter in the first quarter of 2014, which partially offset growth in legal and other professional fees.

G&A expense as a percentage of revenue was down 0.7 percentage points in 2015 and 1.0 percentage points in 2014, mainly because of the shift in employee cost categories.

Depreciation and amortization

Depreciation expense rose $9.8 million in 2015 and $8.4 million in 2014, mainly because of higher capital expenditures for computer software and incremental capitalized software development costs for our operations in the United States. Intangible amortization expense decreased $0.3 million in 2015 as certain intangible assets from some of our earlier acquisitions are now fully amortized. Intangible amortization expense increased $0.8 million in 2014, as additional amortization expense for the intangible assets of HelloWallet and ByAllAccounts was largely offset by the completed amortization of intangible assets from some previous acquisitions.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that this expense will total approximately $17.7 million in 2016. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and currency translations.

Overall, depreciation and amortization increased $9.5 million in 2015 and $9.2 million in 2014.

Litigation settlement

We recorded a $61.0 million litigation settlement expense in the second quarter of 2014 that did not recur in 2015. This expense is included in our results of operations for the year ended December 31, 2014 and contributed nearly half of the increase in operating expense in 2014.

Consolidated Operating Income

(in millions)	2015		2014		2013
Operating income	$190.6		$105.6		$170.7
% change	80.5%		(38.1)%		13.3%
Operating margin	24.2%		13.9%		24.4%
Change	10.3	pp	(10.5)	pp	1.5	pp

Consolidated operating income increased $85.0 million in 2015 as our revenue increased $28.7 million and operating expense decreased by $56.3 million. Operating margin was 24.2%, an increase of 10.3 percentage points compared with 2014. The decrease in operating expense in 2015 mainly reflects the $61.0 million litigation settlement expense incurred in the second quarter of 2014 that did not recur in 2015.

In 2014, the $61.0 million settlement was the biggest contributor to the decline in operating income and operating margin compared with 2013. We also had higher salary and other compensation-related expense from additional headcount, reflecting both new hires and employees added with the ByAllAccounts and HelloWallet acquisitions.

(in millions)	2015	2014	2013	2015 Change	2014 Change
Operating income	$190.6	$105.6	$170.7	80.5%	(38.1)%
Less: litigation settlement	—	61.0	—	NMF	NMF
Adjusted operating income	$190.6	$166.6	$170.7	14.4%	(2.4)%

We reported adjusted operating income, which excludes the settlement, of $166.6 million in 2014. Adjusted operating income is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating income (operating income excluding the settlement) to show the effect of this charge, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

	2015	2014	2013	2015 Change		2014 Change
Operating margin	24.2%	13.9%	24.4%	10.3	pp	(10.5)	pp
Less: litigation settlement	—%	8.0%	—%	NMF		NMF
Adjusted operating margin	24.2%	21.9%	24.4%	2.3	pp	(2.5)	pp

We reported an adjusted operating margin, which excludes the settlement, of 21.9% in 2014. Adjusted operating margin is a non-GAAP measure; the table above shows a reconciliation to the comparable GAAP measure.

We present adjusted operating margin (operating margin excluding the settlement) for the same reasons mentioned above.

Non-Operating Income, Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-Operating Income

The following table presents the components of non-operating income, net:

(in millions)	2015	2014	2013
Interest income	$1.8	$2.6	$2.9
Interest expense	(0.5)	(0.5)	(0.2)
Gain on sale of investments, net	0.6	1.0	4.2
Holding gain upon acquisition of additional ownership of equity-method investments	—	5.2	3.6
Other income (expense), net	1.2	0.1	(3.2)
Non-operating income, net	$3.1	$8.4	$7.3

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

Other income (expense), net primarily includes foreign currency exchange gains and losses arising from the ordinary course of our business operations.

Equity in Net Income of Unconsolidated Entities

(in millions)	2015	2014	2013
Equity in net income of unconsolidated entities	$1.8	$—	$1.4

Equity in net income of unconsolidated entities primarily reflects Morningstar Japan K.K. (MJKK). The $1.4 million decrease in 2014 reflects an impairment charge for our ownership interest in a smaller unconsolidated entity.

We describe our investments in unconsolidated entities in more detail in Note 8 of the Notes to our Consolidated Financial Statements.

Effective Tax Rate and Income Tax Expense

The following table summarizes the components of our effective tax rate:

(in millions)	2015	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$193.7	$114.0	$178.0
Equity in net income of unconsolidated entities	1.8	—	1.4
Net loss attributable to the noncontrolling interest	(0.2)	—	0.1
Total	$195.3	$114.0	$179.5
Income tax expense	$62.7	$35.7	$56.0
Effective tax rate	32.1%	31.3%	31.2%

For a reconciliation of the U.S. federal tax rate to our effective income tax rate, refer to Note 13 of the Notes to our Consolidated Financial Statements.

Our effective tax rate in 2015 was 32.1%, an increase of 0.8 percentage points compared with 31.3% in 2014, primarily reflecting higher state taxes.

Our effective tax rate in 2014 was 31.3%, almost exactly at par with 2013, when we provided for income taxes at an effective tax rate of 31.2%.

Liquidity and Capital Resources

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy for our investments. We invest a portion of our investments balance (approximately $26.1 million, or 63% of our total investments balance as of December 31, 2015) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 26% of our cash, cash equivalents, and investments as of December 31, 2015 was held by our operations in the United States, down from about 28% as of December 31, 2014. We do not expect to repatriate earnings from our foreign subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

As of December 31, 2015, we had cash, cash equivalents, and investments of $248.6 million, an increase of $24.0 million compared with $224.6 million as of December 31, 2014. The increase reflects net income, adjusted for non-cash items, and the net effect of changes in our operating assets and liabilities. These items were partially offset by $97.0 million used to repurchase common stock through our share repurchase program, $57.3 million of capital expenditures, bonus payments of $47.8 million, and dividend payments of $33.7 million.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Cash provided by operating activities is our main source of cash. In 2015, cash provided by operating activities was $238.9 million, driven by $212.5 million of net income, adjusted for non-cash items and $26.4 million in positive changes from our net operating assets and liabilities.

In December 2015, our board of directors approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. In 2015, we repurchased a total of approximately 1.2 million shares for $97.0 million. As of December 31, 2015, we had repurchased a total of 9.4 million shares for $623.5 million since we announced the share repurchase program in September 2010.

In 2015, we also paid dividends of $33.7 million. In February 2016, our board of directors declared a quarterly dividend of 22 cents per share. The dividend is payable on April 29, 2016 to shareholders of record as of April 8, 2016. We expect to make regular quarterly dividend payments of 22 cents per share in 2016.

We expect to continue making capital expenditures in 2016, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

We also expect to use a portion of our cash and investments balances in the first quarter of 2016 to make annual bonus payments of approximately $50.0 million related to the 2015 bonus.

In July 2015, we renewed our $75.0 million single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes. We had an outstanding principal balance of $35.0 million as of December 31, 2015 at an interest rate of LIBOR plus 100 basis points, leaving borrowing availability of $40.0 million.

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

(in millions)	2015	2014	2013	2015 Change	2014 Change
Cash provided by operating activities	$238.9	$132.2	$186.7	80.7%	(29.2)%
Capital expenditures	(57.3)	(58.3)	(33.6)	(1.7)%	73.7%
Free cash flow	$181.6	$73.9	$153.1	145.7%	(51.7)%

We generated free cash flow of $181.6 million in 2015, an increase of $107.7 million versus 2014. The change reflects a $106.7 million increase in cash provided by operating activities as well as a $1.0 million decrease in capital expenditures. Free cash flow for 2014 included a $61.0 million cash outflow in connection with the litigation settlement.

In 2014, free cash flow was down $79.2 million from 2013, largely because of the $61.0 million litigation settlement payment, as well as growth in capital expenditures.

Acquisitions

We invested a total of $86.6 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions, including purchase price and product offerings, in Note 7 of the Notes to our Consolidated Financial Statements.

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

Much of our revenue comes from the sale of subscriptions or licenses for data, software, and Internet-based products and services. We recognize this revenue in equal amounts over the term of the subscription or license, which generally ranges from one to three years. We also provide research, investment advisory, retirement advice, and other services. We recognize this revenue when the service is provided or during the service obligation period defined in the contract.

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

Deferred revenue is the amount invoiced or collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. Deferred revenue is the largest liability on our Consolidated Balance Sheets and, at the end of 2015, totaled $152.0 million (of which $140.7 million was classified as a current liability with an additional $11.3 million included in other long-term liabilities). We expect to recognize this deferred revenue in future periods as we fulfill our service obligations.

The amount of deferred revenue may increase or decrease based on the mix of contracted products and services and the volume of new and renewal subscriptions. The timing of future revenue recognition may change depending on the terms of the license agreements and the timing of fulfilling our service obligations. We believe that the estimate related to revenue recognition is a critical accounting estimate, and to the extent that there are material differences between our determination of deferred revenue and actual results, our financial condition or results of operations may be affected.

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

As of December 31, 2015, we had gross deferred tax assets of $40.8 million and gross deferred tax liabilities of $59.4 million. The deferred tax assets include $3.7 million of deferred tax assets related to $18.4 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $12.1 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized.

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

We use judgment to identify, recognize, and measure the amounts of uncertain tax positions to be recorded in the financial statements related to tax positions taken or expected to be taken in a tax return. We recognize liabilities to represent our potential future obligations to taxing authorities for the benefits taken in our tax returns. We adjust these liabilities, including any impact of the related interest and penalties, in light of changing facts and circumstances such as the progress of a tax audit. A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The original effective date for ASU 2014-09 would have required the Company to adopt beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On September 28, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which eliminates the requirement to restate prior period financial statements for adjustments made during the measurement period. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for us on January 1, 2016. We elected to early adopt ASU No. 2015-16 in the quarter ended December 31, 2015. The adoption of ASU No. 2015-16 did not have a material effect on our consolidated financial statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position. The new standard is effective for us on January 1, 2017. The standard permits the use of either the prospective or retrospective method. We elected to early adopt ASU No. 2015-17 retrospectively in the quarter ended December 31, 2015. The adoption of ASU No. 2015-17 did not have a material effect on our consolidated financial statements.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2015 and the expected timing of cash payments related to these contractual obligations:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$20.9	$20.3	$18.1	$13.5	$13.1	$35.7	$121.6
Minimum payments related to long-term financing agreements	3.3	3.3	3.3	—	—	—	9.9
Minimum payments on credit facility (2)	35.2	—	—	—	—	—	35.2
Unrecognized tax benefits (3)	4.2	—	—	—	—	—	4.2
Total	$63.6	$23.6	$21.4	$13.5	$13.1	$35.7	$170.9

(1) The non-cancelable operating lease obligations are mainly for lease commitments for office space.

(2) The 2016 minimum payments on the credit facility reflect the current outstanding principal balance of $35.0 million and an estimate for interest and commitment fees. Only the interest and commitment fees are mandatory payments during 2016, as we anticipate renewing the one-year revolving credit facility in July 2016 and any outstanding principal balance at that time.

(3) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits). The amount included in the table represents items that may be resolved through settlement of tax audits or for which the statutes of limitations are expected to lapse during 2016. The table excludes $6.0 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2015, for which we cannot make a reasonably reliable estimate of the period of payment.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of December 31, 2015, our cash, cash equivalents, and investments balance was $248.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2015:

	Year ended December 31, 2015
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of December 31, 2015	1.0927	1.4826	0.7289	—

Foreign denominated percentage of revenue	5.0%	8.1%	3.8%	8.9%
Foreign denominated percentage of operating income	6.2%	(1.3)%	1.5%	(8.9)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(4.5)	$(8.2)	$(3.8)	$(10.2)
Estimated effect of a 10% adverse currency fluctuation on operating income	$(1.4)	$0.3	$(0.5)	$1.6

The table below shows our net investment exposure in foreign currencies as of December 31, 2015:

	As of December 31, 2015
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$77.1	$133.9	$68.6	$138.0
Liabilities	32.0	41.5	49.7	57.1
Net currency position	$45.1	$92.4	$18.9	$80.9

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.5)	$(9.2)	$(1.9)	$(8.1)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morningstar, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Morningstar, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of Morningstar Inc.’s internal control over financial reporting.

Chicago, Illinois
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Morningstar, Inc.:

We have audited Morningstar, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morningstar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Morningstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Morningstar, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the financial statement schedule, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements and accompanying schedule.

Chicago, Illinois
February 26, 2016

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31 (in millions except per share amounts)	2015	2014	2013
Revenue	$788.8	$760.1	$698.3

Operating expense:
Cost of revenue	330.1	318.6	271.4
Sales and marketing	96.6	111.1	103.6
General and administrative	107.1	108.9	106.9
Depreciation and amortization	64.4	54.9	45.7
Litigation settlement	—	61.0	—
Total operating expense	598.2	654.5	527.6

Operating income	190.6	105.6	170.7

Non-operating income:
Interest income, net	1.3	2.1	2.7
Gain on sale of investments, reclassified from other comprehensive income	0.6	1.0	4.2
Holding gain upon acquisition of additional ownership of equity method investments	—	5.2	3.6
Other income (expense), net	1.2	0.1	(3.2)
Non-operating income, net	3.1	8.4	7.3

Income before income taxes and equity in net income of unconsolidated entities	193.7	114.0	178.0

Equity in net income of unconsolidated entities	1.8	—	1.4

Income tax expense	62.7	35.7	56.0

Consolidated net income	132.8	78.3	123.4

Net (income) loss attributable to noncontrolling interest	(0.2)	—	0.1

Net income attributable to Morningstar, Inc.	$132.6	$78.3	$123.5

Net income per share attributable to Morningstar, Inc.:
Basic	$3.00	$1.75	$2.68
Diluted	$3.00	$1.74	$2.66

Dividends per common share:
Dividends declared per common share	$0.790	$0.700	$0.545
Dividends paid per common share	$0.760	$0.680	$0.375

Weighted average shares outstanding:
Basic	44.2	44.7	46.2
Diluted	44.3	44.9	46.5

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Year ended December 31 (in millions)	2015	2014	2013
Consolidated net income	$132.8	$78.3	$123.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(28.2)	(29.8)	(4.5)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1.0)	0.4	2.4
Reclassification of gains included in net income	(0.4)	(0.6)	(2.6)
Other comprehensive loss	(29.6)	(30.0)	(4.7)

Comprehensive income	103.2	48.3	118.7
Comprehensive (income) loss attributable to noncontrolling interest	(0.4)	0.1	0.3
Comprehensive income attributable to Morningstar, Inc.	$102.8	$48.4	$119.0

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in millions except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$207.1	$185.2
Investments	41.5	39.4
Accounts receivable, less allowance of $1.8 and $1.5, respectively	139.3	136.7
Other	22.0	29.5
Total current assets	409.9	390.8
Property, equipment, and capitalized software, net	134.5	117.6
Investments in unconsolidated entities	35.6	28.8
Goodwill	364.2	370.1
Intangible assets, net	74.2	95.9
Other assets	10.6	7.1
Total assets	$1,029.0	$1,010.3

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$39.2	$34.3
Accrued compensation	80.9	80.5
Deferred revenue	140.7	146.0
Short-term debt	35.0	30.0
Other current liabilities	8.6	3.0
Total current liabilities	304.4	293.8
Accrued compensation	8.9	7.9
Deferred tax liability, net	19.8	17.0
Deferred rent	25.4	26.4
Other long-term liabilities	29.9	10.8
Total liabilities	388.4	355.9

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,403,076 and 44,345,763 shares were outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Treasury stock at cost, 9,478,449 and 8,257,214 shares as of December 31, 2015 and December 31, 2014, respectively	(619.8)	(524.3)
Additional paid-in capital	575.5	561.1
Retained earnings	739.2	641.5
Accumulated other comprehensive loss:
Currency translation adjustment	(53.5)	(25.1)
Unrealized gain (loss) on available-for-sale investments	(1.1)	0.3
Total accumulated other comprehensive loss	(54.6)	(24.8)
Total Morningstar, Inc. shareholders’ equity	640.3	653.5
Noncontrolling interest	0.3	0.9
Total equity	640.6	654.4
Total liabilities and equity	$1,029.0	$1,010.3

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital			Non Controlling Interests
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity
Balance as of December 31, 2012	46,541,571	$—	$(301.8)	$521.4	$496.4	$9.6	$1.3	$726.9

Net income (loss)		—	—	—	123.5	—	(0.1)	123.4
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax of $1.5		—	—	—	—	2.4	—	2.4
Reclassification of adjustments for gains included in net income, net of income tax of $1.6		—	—	—	—	(2.6)	—	(2.6)
Foreign currency translation adjustment, net		—	—	—	—	(4.3)	(0.2)	(4.5)
Other comprehensive loss, net		—	—	—	—	(4.5)	(0.2)	(4.7)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	437,263	—	1.6	(2.9)	—	—	—	(1.3)
Stock-based compensation — restricted stock units		—	—	14.1	—	—	—	14.1
Stock-based compensation — restricted stock		—	—	0.4	—	—	—	0.4
Stock-based compensation — stock options		—	—	0.5	—	—	—	0.5
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	5.9	—	—	—	5.9
Common shares repurchased	(2,011,411)	—	(148.8)	—	—	—	—	(148.8)
Dividends declared — common shares outstanding		—	—	—	(25.0)	—	—	(25.0)
Dividends declared — restricted stock units		—	—	0.2	(0.3)	—	—	(0.1)

Balance as of December 31, 2013	44,967,423	—	(449.0)	539.6	594.6	5.1	1.0	691.3

Net income		—	—	—	78.3	—	—	78.3
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax of $0.2		—	—	—	—	0.4	—	0.4
Reclassification of adjustments for gains included in net income, net of income tax of $0.4		—	—	—	—	(0.6)	—	(0.6)
Foreign currency translation adjustment, net		—	—	—	—	(29.7)	(0.1)	(29.8)
Other comprehensive loss, net		—	—	—	—	(29.9)	(0.1)	(30.0)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	452,344	—	1.4	(0.6)	—	—	—	0.8
Stock-based compensation — restricted stock units		—	—	16.3	—	—	—	16.3
Stock-based compensation — restricted stock		—	—	0.4	—	—	—	0.4
Stock-based compensation — performance share awards		—	—	0.5	—	—	—	0.5
Stock-based compensation — stock-options		—	—	0.4	—	—	—	0.4
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	4.4	—	—	—	4.4
Common shares repurchased	(1,074,004)	—	(76.7)	—	—	—	—	(76.7)
Dividends declared — common shares outstanding		—	—	—	(31.2)	—	—	(31.2)
Dividends declared — restricted stock units		—	—	0.1	(0.2)	—	—	(0.1)

Balance as of December 31, 2014	44,345,763	—	(524.3)	561.1	641.5	(24.8)	0.9	654.4

Net income		—	—	—	132.6	—	0.2	132.8
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.4		—	—	—	—	(1.0)	—	(1.0)
Reclassification of adjustments for gains included in net income, net of income tax of $0.1		—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	(28.4)	0.2	(28.2)
Other comprehensive income (loss), net		—	—	—	—	(29.8)	0.2	(29.6)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	298,435	—	1.5	(3.2)	—	—	—	(1.7)
Stock-based compensation — restricted stock units		—	—	16.1	—	—	—	16.1
Stock-based compensation — restricted stock		—	—	0.1	—	—	—	0.1
Stock-based compensation — performance share awards		—	—	1.0	—	—	—	1.0
Stock-based compensation — stock-options		—	—	0.2	—	—	—	0.2
Excess tax benefit derived from stock-option exercises and vesting of restricted stock units		—	—	2.6	—	—	—	2.6
Common shares repurchased	(1,241,122)		(97.0)	—	—	—	—	(97.0)
Dividends declared — common shares outstanding		—	—	—	(34.8)	—	—	(34.8)
Dividends declared — restricted stock units		—	—		(0.1)	—	—	(0.1)
Purchase of remaining interest in majority-owned investment		—	—	(2.4)	—	—	(1.0)	(3.4)

Balance as of December 31, 2015	43,403,076	$—	$(619.8)	$575.5	$739.2	$(54.6)	$0.3	$640.6

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31 (in millions)	2015	2014	2013
Operating activities
Consolidated net income	$132.8	$78.3	$123.4
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	64.4	54.9	45.7
Deferred income taxes	2.9	3.0	(1.1)
Stock-based compensation expense	17.4	17.6	15.0
Provision for bad debt	0.5	0.5	0.8
Equity in net income of unconsolidated entities	(1.8)	—	(1.4)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	(2.6)	(4.4)	(5.9)
Gain on sale of cost-method investment	—	(0.4)	—
Holding gain upon acquisition of additional ownership of equity-method investments	—	(5.2)	(3.6)
Other, net	(1.1)	(0.7)	(1.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6.9)	(25.9)	(1.6)
Other assets	0.7	(5.3)	(2.3)
Accounts payable and accrued liabilities	4.7	(2.0)	(1.2)
Accrued compensation	7.0	19.5	3.2
Income taxes—current	10.1	2.3	16.8
Deferred revenue	10.6	(1.7)	3.7
Deferred rent	(0.3)	3.0	(1.5)
Other liabilities	0.5	(1.3)	(1.5)
Cash provided by operating activities	238.9	132.2	186.7

Investing activities
Purchases of investments	(34.7)	(20.4)	(140.1)
Proceeds from maturities and sales of investments	30.0	111.6	171.2
Capital expenditures	(57.3)	(58.3)	(33.6)
Acquisitions, net of cash acquired	(11.1)	(64.4)	(11.1)
Proceeds from sale of a business, net	—	—	1.0
Purchases of equity- and cost-method investments	(6.2)	—	(2.8)
Other, net	(0.2)	0.3	0.5
Cash used for investing activities	(79.5)	(31.2)	(14.9)

Financing activities
Common shares repurchased	(97.0)	(76.7)	(153.5)
Dividends paid	(33.7)	(30.5)	(17.4)
Proceeds from short-term debt	50.0	30.0	—
Repayment of short-term debt	(45.0)	—	—
Proceeds from stock-option exercises	3.9	6.6	4.5
Employee taxes withheld for restricted stock units	(5.6)	(5.8)	(5.8)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	2.6	4.4	5.9
Other, net	(0.1)	0.3	(0.1)
Cash used for financing activities	(124.9)	(71.7)	(166.4)

Effect of exchange rate changes on cash and cash equivalents	(12.6)	(12.3)	(1.1)
Net increase in cash and cash equivalents	21.9	17.0	4.3
Cash and cash equivalents—beginning of period	185.2	168.2	163.9
Cash and cash equivalents—end of period	$207.1	$185.2	$168.2

	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50.1	$30.4	$40.4
Cash paid for interest	$0.4	$0.3	$—
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$2.0	$(0.4)	$(0.3)
Software obtained under long-term financing arrangement	$5.3	$—	$4.9

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Comprehensive Income. In accordance with ASU No. 2011-05, Presentation of Comprehensive Income, we present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) in two separate but consecutive statements, our Consolidated Statements of Income and separately, our Consolidated Statements of Comprehensive Income. In addition, effective January 1, 2013, we adopted FASB ASU No. 2013-02, Comprehensive Income (Topic 220). We show the effects of items reclassified out of each component of accumulated other comprehensive income to net income on the face of the financial statement along with net income.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications. Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

Separately, as a result of our move to a more centralized structure in 2013 (including new positions created, changes in focus for some existing roles, and the refinement of employee cost categorizations as we moved to a more centralized structure), approximately 180 net positions shifted from the general and administrative and sales and marketing categories to cost of revenue. These changes added approximately $14 million of compensation expense to cost of revenue in 2014 versus 2013, and reduced the compensation expense included in the sales and marketing and general and administrative categories by approximately $8 million and $6 million, respectively, in the same period. These changes did not affect total operating expense or operating income for any of the periods presented.

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

•
Available-for-sale: Investments not considered held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities primarily consist of equity securities, exchange-traded funds, and mutual funds. We report unrealized gains and losses for available-for-sale securities as other comprehensive income (loss), net of related income taxes. We record these securities at their fair value in our Consolidated Balance Sheets.

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

We provide additional information about our cash equivalents and investments that are subject to valuation under FASB ASC 820 in Note 6.

Concentration of Credit Risk. No single customer is large enough to pose a significant credit risk to our operations or financial condition. For the years ended December 31, 2015, 2014, and 2013, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for doubtful accounts based on our estimate of the probable losses of accounts receivable.

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

The table below summarizes our capitalized software development costs for the past three years:

(in millions)	2015	2014	2013
Capitalized software development costs	$21.8	$18.8	$8.1

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions, divestitures, and the effect of foreign currency translations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. We performed annual impairment reviews in the fourth quarter of 2015, 2014, and 2013. We did not record any impairment losses in 2015, 2014, or 2013.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to 25 years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2015, 2014, or 2013.

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

Our Workplace Solutions offerings help retirement plan participants plan and invest for retirement. We offer these services both through retirement plan providers (typically third-party asset management companies that offer proprietary mutual funds) and directly to plan sponsors (employers that offer retirement plans to their employees). For our Workplace Solutions offerings, we provide both a hosted solution as well as proprietary installed software advice solution. Clients can integrate the installed customized software into their existing systems to help investors accumulate wealth, transition into retirement, and manage income during retirement. The revenue arrangements for Workplace Solutions generally extend over multiple years. Our contracts may include one-time setup fees, implementation fees, technology licensing and maintenance fees, asset-based fees for managed retirement accounts, fixed and variable fees for advice and guidance, or a combination of these fee structures. Upon customer acceptance, we recognize revenue ratably over the term of the agreement. We recognize asset-based fees and variable fees in excess of any minimum once the value is fixed and determinable.

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

Deferred revenue represents the portion of licenses or subscriptions billed or collected in advance of the service being provided which we expect to recognize as revenue in future periods. Certain arrangements may have cancellation or refund provisions. If we make a refund, it typically reflects the amount collected from a customer for which we have not yet provided services. The refund therefore results in a reduction of deferred revenue.

Sales Commissions. Through December 31, 2013, we paid sales commissions based on a formula driven by the total contract value of sales opportunities closed, with any subsequent adjustments (such as clawbacks for contract cancellations) reflected in future commission payouts. We considered the corresponding commission expense an incremental direct acquisition cost and treated it as a deferred charge, which we expensed over the term of the underlying sales contracts.

In the first quarter of 2014, we modified our sales incentive plan. The revised plan is based on a combination of net new sales and specific business objectives not solely tied to revenue growth. Because of this new structure and the discretion involved in determining the related incentives, we started expensing sales commissions as incurred instead of amortizing them over the contract terms.
However, we continued to amortize the deferred charge capitalized in connection with sales commissions paid in 2013 and previous periods as part of the previous incentive plan. This amortization added $3.5 million and $9.8 million of sales commission cost in 2015 and 2014, respectively.
Advertising Costs. Advertising costs include expenses incurred for various print and Internet ads, search engine fees, and direct mail campaigns. We expense advertising costs as incurred. The table below summarizes our advertising expense for the past three years:

(in millions)	2015	2014	2013
Advertising expense	$8.3	$7.5	$6.9

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

Income per Share. We compute and present income per share in accordance with FASB ASC 260, Earnings Per Share. The difference between weighted average shares outstanding and diluted shares outstanding mainly reflects the dilutive effect associated with our stock-based compensation plans. We further compute income per share in accordance with FASB ASC 260-10-45-59A, Participating Securities and the Two-Class Method. Under the two-class method, we allocate earnings between common stock and participating securities. The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. For purposes of calculating earnings per share, we reduce our reported net earnings by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders.

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

3. Credit Arrangements

In July 2015, we renewed our $75.0 million, single-bank revolving credit facility. We drew on the credit facility during the fourth quarter of 2015 and had an outstanding principal balance of $35.0 million at an interest rate of LIBOR plus 100 basis points as of December 31, 2015, leaving borrowing availability of $40.0 million.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted income per share:

(in millions, except per share amounts)	2015	2014	2013

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.:	$132.6	$78.3	$123.5
Less: Distributed earnings available to participating securities	—	—	—
Less: Undistributed earnings available to participating securities	—	—	—
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$132.6	$78.3	$123.5

Weighted average common shares outstanding	44.2	44.7	46.2

Basic net income per share attributable to Morningstar, Inc.	$3.00	$1.75	$2.68

Diluted net income per share attributable to Morningstar, Inc.:
Numerator for basic net income per share — undistributed and distributed earnings available to common shareholders	$132.6	$78.3	$123.5
Add: Undistributed earnings allocated to participating securities	—	—	—
Less: Undistributed earnings reallocated to participating securities	—	—	—
Numerator for diluted net income per share — undistributed and distributed earnings available to common shareholders	$132.6	$78.3	$123.5

Weighted average common shares outstanding	44.2	44.7	46.2
Net effect of dilutive stock options and restricted stock units	0.1	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	44.3	44.9	46.5

Diluted net income per share attributable to Morningstar, Inc.	$3.00	$1.74	$2.66

The following table shows the number of weighted average restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

(in thousands)	2015	2014	2013
Weighted average restricted stock units	38	47	17
Weighted average performance share awards	4	6	—
Total	42	53	17

Stock options could be included in the calculation in the future.

5. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results.

Because we have a single reportable segment, all required financial segment information can be found directly in the Consolidated Financial Statements.

The accounting policies for our reportable segment are the same as those described in Note 2. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Year ended December 31
(in millions)	2015	2014	2013
United States	$585.1	$550.8	$500.8

United Kingdom	64.2	61.8	56.2
Continental Europe	58.8	62.7	57.6
Australia	30.5	35.0	35.3
Canada	27.9	30.8	31.8
Asia	18.5	15.8	13.9
Other	3.8	3.2	2.7
Total International	203.7	209.3	197.5

Consolidated revenue	$788.8	$760.1	$698.3

Long-lived assets by geographical area
	As of December 31
(in millions)	2015	2014
United States	$116.9	$98.1

United Kingdom	8.6	8.1
Continental Europe	2.2	2.1
Australia	0.9	0.8
Canada	0.7	0.9
Asia	5.2	7.5
Other	—	0.1
Total International	17.6	19.5

Consolidated property, equipment, and capitalized software, net	$134.5	$117.6

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

	As of December 31
(in millions)	2015	2014
Available-for-sale	$17.3	$13.2
Held-to-maturity	15.3	17.9
Trading securities	8.9	8.3
Total	$41.5	$39.4

The following table shows the cost, unrealized gains (losses), and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2015				As of December 31, 2014
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	17.4	0.3	(1.6)	16.1	11.4	0.8	(0.3)	11.9
Mutual funds	1.3	—	(0.1)	1.2	1.2	0.2	(0.1)	1.3
Total	$18.7	$0.3	$(1.7)	$17.3	$12.6	$1.0	$(0.4)	$13.2

Held-to-maturity:
Certificates of deposit	$15.3	$—	$—	$15.3	$17.9	$—	$—	$17.9

As of December 31, 2015 and December 31, 2014, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2015 and December 31, 2014. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of December 31, 2015		As of December 31, 2014
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	18.7	17.3	12.6	13.2
Total	$18.7	$17.3	$12.6	$13.2

Held-to-maturity:
Due in one year or less	$15.3	$15.3	$17.9	$17.9
Total	$15.3	$15.3	$17.9	$17.9

As of December 31, 2014, held-to-maturity investments included a $1.5 million certificate of deposit, held as collateral against bank guarantees for our office leases, primarily in Australia.

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

(in millions)	2015	2014	2013
Realized gains	$1.3	$1.5	$5.5
Realized losses	(0.7)	(0.5)	(1.3)
Realized gains, net	$0.6	$1.0	$4.2

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Consolidated Statements of Income:

(in millions)	2015	2014	2013
Unrealized gains (losses), net	$(0.8)	$(0.2)	$0.8

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy and the necessary disclosures under FASB ASC 820, Fair Value Measurement:

	Fair Value	Fair Value Measurements as of December 31, 2015
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale investments
Equity securities and exchange-traded funds	16.1	16.1	—	—
Mutual funds	1.2	1.2	—	—
Trading securities	8.9	8.9	—	—
Cash equivalents	0.2	0.2	—	—
Total	$26.4	$26.4	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2014
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2014	Level 1	Level 2	Level 3
Available-for-sale investments
Equity securities and exchange-traded funds	11.9	11.9	—	—
Mutual funds	1.3	1.3	—	—
Trading securities	8.3	8.3	—	—
Cash equivalents	0.5	0.5	—	—
Total	$22.0	$22.0	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of December 31, 2015 and December 31, 2014.

7. Acquisitions, Goodwill, and Other Intangible Assets

2015 Acquisitions

Increased Ownership Interest in Ibbotson Associates Japan K.K. (IAJ)

In July 2015, we acquired an additional 28.9% interest in Ibbotson Associates Japan K.K. (IAJ), increasing our ownership to 100% from 71.1%. As we previously owned more than 50% of the company, IAJ's financial results were consolidated in our Consolidated Financial Statements prior to acquiring the remaining interest.

Total Rebalance Expert (tRx)

In November 2015, we acquired Total Rebalance Expert (tRx), an automated, tax-efficient investment portfolio rebalancing platform for financial advisors. tRx streamlines the rebalancing process for advisors and automates the complexities involved in rebalancing and managing portfolios. We began consolidating the financial results of tRx in our Consolidated Financial Statements on November 2, 2015.

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

HelloWallet's total estimated fair value of $54.0 million includes $40.5 million in cash paid to acquire the remaining 81.3% interest in HelloWallet and pay off HelloWallet's indebtedness as well as $13.5 million related to the 18.7% of HelloWallet we previously held. We recorded a non-cash holding gain of $5.2 million for the difference between the fair value and the book value of our previously held investment. The gain is classified as "Holding gain upon acquisition of additional ownership of equity-method investments" in our Consolidated Statement of Income for the year ended December 31, 2014.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)
Cash and cash equivalents	$3.7
Accounts receivable and other current assets	0.2
Other current and non-current assets	0.3
Deferred tax asset	8.6
Intangible assets	9.5
Goodwill	39.2
Deferred revenue	(2.9)
Deferred tax liability	(3.6)
Other current and non-current liabilities	(1.0)
Total fair value of HelloWallet	$54.0

The allocation includes $9.5 million of acquired intangible assets, as follows:

	(in millions)	Weighted Average Useful Life (years)
Technology based assets	$6.7	5
Intellectual property (trademarks and trade names)	0.2	3
Non-competition agreement	2.6	5
Total intangible assets	$9.5	5

We recognized a deferred tax liability of $3.6 million mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

We recognized a deferred tax asset of $8.6 million mainly because of net operating losses of HelloWallet which will become available to Morningstar.

Goodwill of $39.2 million represents the premium over the fair value of the net tangible and intangible assets acquired. We paid this premium for a number of reasons, including the opportunity to bring together HelloWallet's comprehensive financial wellness expertise with Morningstar's independent, research-based retirement advice to create a holistic retirement savings and advice offering.

ByAllAccounts, Inc.

In April 2014, we acquired ByAllAccounts, Inc. (ByAllAccounts), a provider of innovative data aggregation technology for financial applications for $27.9 million in cash. ByAllAccounts uses a knowledge-based process, including patented artificial intelligence technology, to collect, consolidate, and enrich financial account data and deliver it to virtually any platform. We began including the financial results of this acquisition in our Consolidated Financial Statements on April 1, 2014.

The following table summarizes our allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(in millions)
Cash and cash equivalents	$0.3
Accounts receivable and other current assets	0.1
Deferred tax asset	4.0
Other current and non-current assets	0.3
Intangible assets	8.7
Goodwill	18.5
Deferred revenue	(0.1)
Deferred tax liability	(3.3)
Other current and non-current liabilities	(0.6)
Total purchase price	$27.9

The allocation includes $8.7 million of acquired intangible assets, as follows:

	(in millions)	Weighted Average Useful Life (years)
Customer-related assets	$5.5	24
Technology-based assets	3.0	4.5
Intellectual property (trademarks and trade names)	0.1	1
Non-competition agreement	0.1	3
Total intangible assets	$8.7	19

We recognized a deferred tax liability of $3.3 million mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

We recognized a deferred tax asset of $4.0 million mainly because of net operating losses of ByAllAccounts which will become available to Morningstar.

Goodwill of $18.5 million represents the premium we paid over the fair value of the acquired net tangible and intangible assets. We paid this premium for a number of reasons, including the opportunity to integrate the service into our offerings as well as expand and develop ByAllAccounts' third-party distribution relationships.

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

Morningstar Sweden's total estimated fair value of $18.5 million included $14.5 million in cash paid to acquire the remaining 76% interest in Morningstar Sweden and $4.0 million related to the 24% of Morningstar Sweden we previously held. We determined the fair value of the previously held 24% investment independent of the acquired controlling interest by applying a minority interest discount based on analysis of comparable transactions. Accordingly, we recorded a non-cash holding gain of $3.6 million, which is classified as "Holding gain upon acquisition of additional ownership of equity-method investments" in our Consolidated Statement of Income for the year ended December 31, 2013.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)
Cash and cash equivalents	$3.5
Accounts receivable and other current assets	0.5
Other non-current assets	0.2
Intangible assets	9.7
Goodwill	8.9
Deferred revenue	(1.2)
Deferred tax liability	(2.3)
Other current and non-current liabilities	(0.8)
Total fair value of Morningstar Sweden	$18.5

The allocation included acquired intangible assets, as follows:

	(in millions)	Weighted Average Useful Life (years)
Customer-related assets	$9.7	14
Total intangible assets	$9.7	14

We recognized a deferred tax liability of $2.3 million mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill of $8.9 million represents the premium over the fair value of the net tangible and intangible assets acquired with this acquisition. We paid this premium for a number of reasons, including the opportunity to offer Morningstar's full suite of products and services to investors in Sweden and further leverage Morningstar's global reach, investment databases, and technology expertise.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2014 to December 31, 2015:

(in millions)
Balance as of January 1, 2014	$326.5
Acquisition of HelloWallet and ByAllAccounts	57.6
Other, primarily foreign currency translation	(14.0)
Balance as of December 31, 2014	$370.1
Other, primarily foreign currency translation	(5.9)
Balance as of December 31, 2015	$364.2

We did not record any impairment losses in 2015, 2014, or 2013, as the estimated fair values of our reporting unit exceeded its carrying value. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2015				As of December 31, 2014
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.3	$(26.7)	$1.6	9	$29.0	$(25.0)	$4.0	9
Customer-related assets	137.5	(92.3)	45.2	12	141.5	(83.6)	57.9	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	89.5	(64.4)	25.1	8	88.8	(57.4)	31.4	8
Non-competition agreement	4.6	(2.4)	2.2	5	4.4	(1.9)	2.5	5
Total intangible assets	$260.1	$(185.9)	$74.2	10	$263.9	$(168.0)	$95.9	10

The following table summarizes our amortization expense related to intangible assets:

(in millions)	2015	2014	2013
Amortization expense	$22.0	$22.3	$21.5

We did not record any impairment losses involving intangible assets in 2015, 2014, or 2013.

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through December 31, 2015, we expect intangible amortization expense for 2016 and subsequent years to be as follows:

(in millions)
2016	$17.7
2017	12.8
2018	10.7
2019	8.2
2020	4.7
Thereafter	20.1

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful life, and currency translations.

8. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
(in millions)	2015	2014
Investment in MJKK	$24.3	$23.0
Other equity method investments	3.7	3.5
Investments accounted for using the cost method	7.6	2.3
Total investments in unconsolidated entities	$35.6	$28.8

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

	As of December 31
	2015	2014
Morningstar’s approximate ownership of MJKK	34%	34%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥ in millions)	¥8,200.5	¥7,347.4
Equivalent U.S. dollars ($ in millions)	$68.1	$61.3

Other Equity Method Investments. As of December 31, 2015 and 2014, other equity method investments consist of our investment in Inquiry Financial Europe AB (Inquiry Financial) and YCharts, Inc. (YCharts). Inquiry Financial is a provider of sell-side consensus estimate data. Our ownership interest in Inquiry Financial was approximately 34% as of December 31, 2015 and 2014. YCharts is a technology company that provides stock research and analysis. Our ownership interest in YCharts was approximately 22% as of December 31, 2015 and 2014.

During 2014, we recorded an impairment loss of $1.7 million on our investment in an unconsolidated entity. We did not record any impairment losses on these investments in 2015 or 2013.

9. Property, Equipment, and Capitalized Software

The following table shows our property, equipment, and capitalized software summarized by major category:

	As of December 31
(in millions)	2015	2014
Computer equipment	$60.3	$53.4
Capitalized software	144.0	87.8
Furniture and fixtures	24.3	23.2
Leasehold improvements	61.9	54.3
Telephone equipment	2.1	1.9
Construction in progress	11.7	29.9
Property, equipment, and capitalized software, at cost	304.3	250.5
Less accumulated depreciation	(169.8)	(132.9)
Property, equipment, and capitalized software, net	$134.5	$117.6

The following table shows the amount of capitalized software development costs included in construction in progress:

	As of December 31
(in millions)	2015	2014
Capitalized software development costs not yet placed into service	$—	$18.1

The following table summarizes our depreciation expense:

(in millions)	2015	2014	2013
Depreciation expense	$42.4	$32.6	$24.2

10. Operating Leases

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for all non-cancelable operating leases, consisting primarily of leases for office space:

Minimum Future Rental Commitments	(in millions)
2016	$20.9
2017	20.3
2018	18.1
2019	13.5
2020	13.1
Thereafter	35.7
Total	$121.6

The following table summarizes our rent expense including taxes, insurance, and related operating costs:

(in millions)	2015	2014	2013
Rent expense	$27.1	$24.5	$22.2

Deferred rent includes build-out and rent abatement allowances received, which are amortized over the remaining portion of the original term of the lease as a reduction in office lease expense. We include deferred rent, as appropriate, in “Accounts payable and accrued liabilities” and “Deferred rent, noncurrent” on our Consolidated Balance Sheets.

	As of December 31
(in millions)	2015	2014
Deferred rent	$28.5	$29.1

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

The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(in millions)	2015
Shares available for future grants	4.0

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31
(in millions)	2015	2014	2013
Restricted stock units	$16.1	$16.3	$14.1
Restricted stock	0.1	0.4	0.4
Performance share awards	1.0	0.5	—
Stock options	0.2	0.4	0.5
Total stock-based compensation expense	$17.4	$17.6	$15.0

Income tax benefit related to the stock-based compensation expense	$5.0	$5.1	$4.0

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31
(in millions)	2015	2014	2013
Cost of revenue	$8.1	$7.8	$6.8
Sales and marketing	2.2	2.1	2.0
General and administrative	7.1	7.7	6.2
Total stock-based compensation expense	$17.4	$17.6	$15.0

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2015 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Weighted average expected amortization period (months)
Restricted stock units	$31.4	31
Performance share awards	1.2	24
Total unrecognized stock-based compensation expense	$32.6	31

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

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - January 1, 2013	727,145	18,782	745,927	$53.37
Granted	287,848	—	287,848	72.04
Dividend equivalents	2,773	157	2,930	57.39
Vested	(278,549)	—	(278,549)	50.41
Issued	—	(2,257)	(2,257)	49.40
Forfeited	(59,215)	—	(59,215)	57.58
RSUs Outstanding - December 31, 2013	680,002	16,682	696,684	$62.02
Granted	279,524	—	279,524	72.68
Dividend equivalents	2,621	150	2,771	55.70
Vested	(268,115)	—	(268,115)	58.91
Issued	—	(2,054)	(2,054)	53.54
Forfeited	(38,098)	—	(38,098)	65.21
RSUs Outstanding - December 31, 2014	655,934	14,778	670,712	$67.51
Granted	235,213	—	235,213	77.17
Dividend equivalents	1,409	146	1,555	56.42
Vested	(253,038)	—	(253,038)	64.65
Forfeited	(66,992)	—	(66,992)	53.61
RSUs Outstanding - December 31, 2015	572,526	14,924	587,450	$72.14

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

The table below shows target performance share awards granted and shares that would be issued at current performance levels for performance share awards granted as of December 31, 2015:

As of December 31, 2015
Target performance share awards granted	75,947
Weighted average fair value per award	$76.33
Number of shares that would be issued based on current performance levels	34,713
Unamortized expense, based on current performance levels (in millions)	$1.2

Stock Options

Stock options granted to employees vest ratably over a four-year period. Grants to our non-employee directors vest ratably over a three-year period. All grants expire 10 years after the date of grant.

In May 2011, we granted 86,106 stock options under the 2004 Stock Incentive Plan. In November 2011, we granted 6,095 stock options under the 2011 Plan. All options granted in 2011 have an exercise price equal to the fair market value on the grant date. We estimated the fair value of the options on the grant date using a Black-Scholes option-pricing model. The weighted average fair value of options granted during 2011 was $23.81 per share, based on the following assumptions:

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

	2015		2014		2013
Options Granted At an Exercise Price Below the Fair Value Per Share on the Grant Date	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	—	$—	179,559	$21.47	282,695	$20.55
Granted	—	—	—	—	—	—
Canceled	—	—	(150)	22.24	(250)	21.48
Exercised	—	—	(179,409)	22.08	(102,886)	21.09
Options outstanding—end of year	—	$—	—	$—	179,559	$21.47

Options exercisable—end of year	—	$—	—	$—	179,559	$21.47

	2015		2014		2013
All Other Option Grants, Excluding Activity Shown Above	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	169,810	$40.20	253,972	$36.48	391,784	$28.98
Granted	—	—	—	—	—	—
Canceled	—	—	(526)	38.61	(1,352)	16.19
Exercised	(117,714)	32.91	(83,636)	30.82	(136,460)	16.84
Options outstanding—end of year	52,096	$57.52	169,810	$40.20	253,972	$36.48

Options exercisable—end of year	52,096	$57.52	154,864	$38.53	219,449	$33.18

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

(in millions)	2015	2014	2013
Intrinsic value of options exercised	$5.1	$12.0	$12.8

The table below shows additional information for options outstanding and exercisable as of December 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$57.28 - $59.35	52,096	4.77	$57.52	$1.2	52,096	4.77	$57.52	$1.2

Vested or Expected to Vest
$57.28 - $59.35	52,096	4.77	$57.52	$1.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2015. The intrinsic value is based on our closing stock price of $81.18 on December 30, 2015.

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

(in millions)	2015	2014	2013
Excess tax benefits related to stock-based compensation	$2.6	$4.4	$5.9

12. Defined Contribution Plan

We sponsor a defined contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pre-tax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2015, 2014, and 2013, we made matching contributions to our 401(k) plan in the United States in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

(in millions)	2015	2014	2013
401(k) matching contributions	$8.3	$7.5	$6.9

13. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2015, 2014, and 2013:

(in millions)	2015	2014	2013
Income before income taxes and equity in net income of unconsolidated entities	$193.7	$114.0	$178.0
Equity in net income of unconsolidated entities	1.8	—	1.4
Net loss attributable to the noncontrolling interest	(0.2)	—	0.1
Total	$195.3	$114.0	$179.5
Income tax expense	$62.7	$35.7	$56.0
Effective tax rate	32.1%	31.3%	31.2%

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded:

	2015		2014		2013
(in millions, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$68.4	35.0%	$39.9	35.0%	$62.8	35.0%
State income taxes, net of federal income tax benefit	6.6	3.4	2.1	1.9	3.0	1.7
Equity in net income of unconsolidated subsidiaries	—	—	(1.4)	(1.2)	—	—
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	(2.0)	(1.0)	(0.6)	(0.5)	(1.8)	(1.0)
Difference between U.S. federal statutory and foreign tax rates	(4.4)	(2.3)	(4.0)	(3.5)	(2.5)	(1.4)
Change in unrecognized tax benefits	(1.4)	(0.7)	1.5	1.3	(0.2)	(0.1)
Credits and incentives	(5.1)	(2.6)	(2.9)	(2.6)	(4.4)	(2.5)
Recognition of deferred tax assets	—	—	(0.1)	(0.1)	(1.4)	(0.8)
Other - net	0.6	0.3	1.2	1.0	0.5	0.3
Total income tax expense	$62.7	32.1%	$35.7	31.3%	$56.0	31.2%

Income tax expense consists of the following:

	Year ended December 31
(in millions)	2015	2014	2013
Current tax expense:
U.S.
Federal	$42.8	$20.8	$42.8
State	8.3	2.0	3.9
Non-U.S.	8.7	9.6	10.5
Current tax expense	59.8	32.4	57.2
Deferred tax expense (benefit):
U.S.
Federal	4.3	3.7	2.6
State	1.8	1.3	0.8
Non-U.S.	(3.2)	(1.7)	(4.6)
Deferred tax expense (benefit), net	2.9	3.3	(1.2)
Income tax expense	$62.7	$35.7	$56.0

The following table provides our income before income taxes and equity in net income of unconsolidated entities, generated by our U.S. and non-U.S. operations:

	Year ended December 31
(in millions)	2015	2014	2013
U.S.	$160.6	$80.4	$144.1
Non-U.S.	33.1	33.6	33.9
Income before income taxes and equity in net income of unconsolidated entities	$193.7	$114.0	$178.0

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
(in millions)	2015	2014
Deferred tax assets:
Stock-based compensation expense	$3.1	$3.3
Accrued liabilities	14.3	13.6
Deferred revenue	0.9	—
Net operating loss carryforwards - U.S. federal and state	7.6	10.5
Net operating loss carryforwards - Non-U.S.	3.7	7.7
Credits and incentive carryforwards	0.6	—
Deferred royalty revenue	0.3	0.4
Allowance for doubtful accounts	1.0	0.9
Deferred rent	8.9	10.0
Unrealized exchange losses, net	0.4	—
Total deferred tax assets	40.8	46.4

Deferred tax liabilities:
Acquired intangible assets	(13.2)	(16.4)
Property, equipment, and capitalized software	(28.1)	(23.2)
Unrealized exchange gains, net	—	(0.2)
Prepaid expenses	(4.3)	(3.7)
Investments in unconsolidated entities	(13.7)	(12.8)
Other	(0.1)	(0.4)
Total deferred tax liabilities	(59.4)	(56.7)
Net deferred tax liability before valuation allowance	(18.6)	(10.3)
Valuation allowance	(1.2)	(6.7)
Net deferred tax liability	$(19.8)	$(17.0)

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31
(in millions)	2015	2014
Deferred tax asset, net - current	$—	$—
Deferred tax liability, net - non-current	(19.8)	(17.0)
Net deferred tax liability	$(19.8)	$(17.0)

As a result of our retrospective adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, our December 31, 2014 Consolidated Balance Sheet reflects a $9.0 million reclassification of current deferred tax assets to non-current liabilities.

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
(in millions)		2015		2014
		Expiration Dates		Expiration Dates
U.S. federal NOLs subject to expiration dates	$21.6	2023-2034	$30.0	2023-2034

The decrease in U.S. NOL carryforwards as of December 31, 2015 compared with 2014 primarily reflects the use of NOL carryforwards in our U.S. operations.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
(in millions)	2015	2014
Non-U.S. NOLs subject to expiration dates from 2019 through 2035	$2.9	$5.2
Non-U.S. NOLs with no expiration date	15.5	32.7
Total	$18.4	$37.9

Non-U.S. NOLs not subject to valuation allowances	$12.1	$5.1

The decrease in non-U.S. NOL carryforwards as of December 31, 2015 compared with 2014 primarily reflects the use of NOL carryforwards.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries aggregating approximately $142.7 million as of December 31, 2015, because these earnings have been permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against all but approximately $12.1 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Uncertain Tax Positions

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2008 to the present.

We are currently under audit by federal, state and local tax authorities in the United States as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these U.S. federal, state, local, and non-U.S. audits will conclude in 2016. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2015, our Consolidated Balance Sheet included a current liability of $4.2 million and a non-current liability of $6.0 million for unrecognized tax benefits. As of December 31, 2014, our Consolidated Balance Sheet included a current liability of $5.1 million and a non-current liability of $6.6 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

(in millions)	2015	2014
Gross unrecognized tax benefits - beginning of the year	$11.9	$13.0
Increases as a result of tax positions taken during a prior-year period	4.4	0.9
Decreases as a result of tax positions taken during a prior-year period	(0.7)	(0.1)
Increases as a result of tax positions taken during the current period	2.4	2.0
Decreases relating to settlements with tax authorities	(1.8)	(2.4)
Reductions as a result of lapse of the applicable statute of limitations	(1.7)	(1.5)
Gross unrecognized tax benefits - end of the year	$14.5	$11.9

In 2015, we recorded a net increase of $6.0 million of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $2.1 million increased our income tax expense by $2.1 million. In addition, we reduced our unrecognized tax benefits by $3.5 million for settlements and lapses of statutes of limitations, of which $3.4 million decreased our income tax expense by $3.2 million.

As of December 31, 2015, we had $14.5 million of gross unrecognized tax benefits, of which $10.5 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $9.4 million.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
(in millions)	2015	2014
Liabilities for interest and penalties	$1.2	$1.5

We recorded the decrease in the liability, net of any tax benefits, to income tax expense in our Consolidated Statement of Income in 2015.

14. Contingencies

We are involved in legal proceedings and litigation that have arisen in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

15. Share Repurchase Program

We have an ongoing authorization, originally approved by our board of directors in September 2010, and subsequently amended, to repurchase up to $1.0 billion in shares of our outstanding common stock. The authorization expires on December 31, 2017. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of December 31, 2015, we had repurchased a total of 9,383,132 shares for $623.5 million under this authorization, leaving approximately $376.5 million available for future repurchases.

16. Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The original effective date for ASU 2014-09 would have required the Company to adopt beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new standard is effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

On September 28, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for us on January 1, 2016. We elected to early adopt ASU No. 2015-16 in the quarter ended December 31, 2015. The adoption of ASU No. 2015-16 did not have a material effect on our consolidated financial statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position. The new standard is effective for us on January 1, 2017. The standard permits the use of either the prospective or retrospective method. We elected to early adopt ASU No. 2015-17 retrospectively in the quarter ended December 31, 2015. The adoption of ASU No. 2015-17 did not have a material effect on our consolidated financial statements.

17. Selected Quarterly Financial Data (unaudited)

	2014				2015
(in millions except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenue	$181.2	$189.4	$193.1	$196.4	$189.8	$202.1	$195.3	$201.6
Total operating expense	142.7	214.2	147.8	149.8	145.3	152.4	149.1	151.5
Operating income (loss)	38.5	(24.8)	45.3	46.6	44.5	49.7	46.2	50.1
Non-operating income (expense), net	0.9	5.9	(0.3)	1.8	(0.4)	0.6	1.4	1.4
Income (loss) before income taxes and equity in net income of unconsolidated entities	39.4	(18.9)	45.0	48.4	44.1	50.3	47.6	51.5
Equity in net income (loss) of unconsolidated entities	0.6	0.5	0.3	(1.4)	0.5	0.6	0.5	0.3
Income tax expense (benefit)	13.7	(8.6)	15.1	15.5	14.8	18.7	14.6	14.5
Consolidated net income (loss)	26.3	(9.8)	30.2	31.5	29.8	32.2	33.5	37.3
Net (income) loss attributable to the noncontrolling interests	0.1	—	—	—	(0.1)	—	—	—
Net income (loss) attributable to Morningstar, Inc.	$26.4	$(9.8)	$30.2	$31.5	$29.7	$32.2	$33.5	$37.3

Net income (loss) per share attributable to Morningstar, Inc.
Basic	$0.59	$(0.22)	$0.67	$0.71	$0.67	$0.73	$0.76	$0.85
Diluted	$0.58	$(0.22)	$0.67	$0.71	$0.67	$0.72	$0.76	$0.85

Dividends per common share:
Dividends declared per common share	$0.17	$0.17	$0.17	$0.19	$0.19	$0.19	$0.19	$0.22
Dividends paid per common share	$0.17	$0.17	$0.17	$0.17	$0.19	$0.19	$0.19	$0.19

Weighted average shares outstanding:
Basic	44.8	44.8	44.7	44.4	44.3	44.3	44.2	43.8
Diluted	45.1	44.8	44.9	44.5	44.5	44.4	44.3	43.9

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2015. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

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

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, we migrated several of our international operations to the new version of our primary accounting system. This application is an integral part of our financial reporting process and materially affects our internal control environment over financial reporting. As of December 31, 2015, management is not aware of any control deficiencies related to this change.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1—Election of Directors, Board of Directors and Corporate Governance—Independent Directors, Board of Directors and Corporate Governance—Board Committees and Charters, and Section 16(a) Beneficial Ownership Reporting Compliance in the definitive proxy statement for our 2016 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income—Years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets—December 31, 2015 and 2014
Consolidated Statements of Equity—Years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 26, 2016 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2015, December 31, 2014, and December 31, 2013.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(in millions)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2015	$1.5	$0.5	$(0.2)	$1.8
2014	1.1	0.5	(0.1)	1.5
2013	0.6	0.8	(0.3)	1.1

 3. Exhibits

Exhibit	Description
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

10.7*	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.2 to the June 2011 10-Q.
10.8*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after August 15, 2011 and prior to May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the September 2011 10-Q).

10.9*
Form of Morningstar 2011 Stock Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 10-K).

10.10*	Form of Morningstar 2011 Stock Incentive Plan Director Stock Option Agreement is incorporated by reference to Exhibit 10.19 to the 2011 10-K.
10.11*
Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Award Agreement for awards made on and after May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the June 2013 10-Q).

10.12†*	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, as amended and restated effective December 3, 2015.
10.13†*	Form of Morningstar 2011 Stock Incentive Plan Performance Share Award Agreement, as amended and restated effective December 3, 2015, for awards made on March 15, 2014.
10.14†*	Form of Morningstar 2011 Stock Incentive Plan Performance Share Award Agreement, as amended and restated effective December 3, 2015, for awards made on and after March 15, 2015.
10.15
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

101†
The following financial information from Morningstar Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2016.

MORNINGSTAR, INC.

By:	/s/ Joe Mansueto
Joe Mansueto
Title: Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joe Mansueto	Chairman of the Board and Chief Executive	February 26, 2016
Joe Mansueto	Officer (principal executive officer)

/s/ Stéphane Biehler	Chief Financial Officer (principal	February 26, 2016
Stéphane Biehler	financial and accounting officer)

/s/ Donald J. Phillips II	Director	February 26, 2016
Donald J. Phillips II

/s/ Robin Diamonte	Director	February 26, 2016
Robin Diamonte

/s/ Cheryl Francis	Director	February 26, 2016
Cheryl Francis

/s/ Steven Kaplan	Director	February 26, 2016
Steven Kaplan

/s/ Gail Landis	Director	February 26, 2016
Gail Landis

/s/ Bill Lyons	Director	February 26, 2016
Bill Lyons

/s/ Jack Noonan	Director	February 26, 2016
Jack Noonan

/s/ Paul Sturm	Director	February 26, 2016
Paul Sturm

/s/ Hugh Zentmyer	Director	February 26, 2016
Hugh Zentmyer