Form 10-K/A
period 2015-12-31
Morningstar, Inc.
filed 2016-03-01
CIK 1289419

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

EXPLANATORY NOTE

On February 26, 2016, Morningstar, Inc. (the Company) filed its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission. The Company is providing Item 8 of Part II of Form 10-K in this amended filing to include the name and signature line of the independent registered public accounting firm (KPMG LLP) on its two reports contained therein. The Company is also including with this amended filing the required Exhibits 23, 31, and 32. Except as set forth above, no other changes are made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 1, 2016.

MORNINGSTAR, INC.

By:	/s/ Stéphane Biehler
Stéphane Biehler
Title: Chief Financial Officer