Form 10-Q
period 2016-03-31
Morningstar, Inc.
filed 2016-04-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2016, there were 42,911,386 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in millions except per share amounts)	2016	2015

Revenue	$192.1	$189.8

Operating expense:
Cost of revenue	85.3	78.7
Sales and marketing	22.3	25.4
General and administrative	25.6	26.1
Depreciation and amortization	16.6	15.1
Total operating expense	149.8	145.3

Operating income	42.3	44.5

Non-operating income (expense):
Interest income, net	0.2	0.2
Loss on sale of investments, reclassified from other comprehensive income	(0.1)	—
Other income (expense), net	0.4	(0.6)
Non-operating income (expense), net	0.5	(0.4)

Income before income taxes and equity in net income of unconsolidated entities	42.8	44.1

Equity in net income of unconsolidated entities	0.5	0.5

Income tax expense	14.6	14.8

Consolidated net income	28.7	29.8

Net income attributable to noncontrolling interest	—	(0.1)

Net income attributable to Morningstar, Inc.	$28.7	$29.7

Net income per share attributable to Morningstar, Inc.:
Basic	$0.67	$0.67
Diluted	$0.67	$0.67

Dividends per common share:
Dividends declared per common share	$0.22	$0.19
Dividends paid per common share	$0.22	$0.19

Weighted average shares outstanding:
Basic	43.0	44.3
Diluted	43.1	44.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in millions)	2016	2015

Consolidated net income	$28.7	$29.8

Other comprehensive income (loss):
Foreign currency translation adjustment	4.5	(19.8)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	0.5	0.1
Reclassification losses included in net income	0.1	—
Other comprehensive income (loss)	5.1	(19.7)

Comprehensive income	33.8	10.1
Comprehensive income attributable to noncontrolling interest	—	(0.1)
Comprehensive income attributable to Morningstar, Inc.	$33.8	$10.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in millions except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$185.2	$207.1
Investments	41.5	41.5
Accounts receivable, less allowance of $1.5 and $1.8, respectively	148.1	139.3
Other current assets	25.6	22.0
Total current assets	400.4	409.9
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $180.8 and $169.8, respectively	134.0	134.5
Investments in unconsolidated entities	49.3	35.6
Goodwill	367.9	364.2
Intangible assets, net	70.3	74.2
Other assets	10.8	10.6
Total assets	$1,032.7	$1,029.0

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$41.3	$39.2
Accrued compensation	38.9	80.9
Deferred revenue	161.0	140.7
Short-term debt	75.0	35.0
Other current liabilities	7.6	8.6
Total current liabilities	323.8	304.4
Accrued compensation	9.4	8.9
Deferred tax liability, net	17.7	19.8
Deferred rent	24.6	25.4
Other long-term liabilities	26.7	29.9
Total liabilities	402.2	388.4

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,911,386 and 43,403,076 shares were outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Treasury stock at cost, 9,976,234 and 9,478,449 shares as of March 31, 2016 and December 31, 2015, respectively	(658.6)	(619.8)
Additional paid-in capital	579.9	575.5
Retained earnings	758.4	739.2
Accumulated other comprehensive loss:
Currency translation adjustment	(49.0)	(53.5)
Unrealized loss on available-for-sale investments	(0.5)	(1.1)
Total accumulated other comprehensive loss	(49.5)	(54.6)
Total Morningstar, Inc. shareholders’ equity	630.2	640.3
Noncontrolling interest	0.3	0.3
Total equity	630.5	640.6
Total liabilities and equity	$1,032.7	$1,029.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2016

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2015	43,403,076	$—	$(619.8)	$575.5	$739.2	$(54.6)	$0.3	$640.6

Net income		—	—	—	28.7	—	—	28.7
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.3		—	—	—	—	0.5	—	0.5
Reclassification of adjustments for losses included in net income		—	—	—	—	0.1	—	0.1
Foreign currency translation adjustment, net		—	—	—	—	4.5	—	4.5
Other comprehensive income (loss), net		—	—	—	—	5.1	—	5.1
Issuance of common stock related to stock-option exercises	6,095	—	—	0.4	—	—	—	0.4
Stock-based compensation		—	—	4.0	—	—	—	4.0
Common shares repurchased	(497,785)	—	(38.8)	—	—	—	—	(38.8)
Dividends declared		—	—	—	(9.5)	—	—	(9.5)
Balance as of March 31, 2016	42,911,386	$—	$(658.6)	$579.9	$758.4	$(49.5)	$0.3	$630.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in millions)	2016	2015

Operating activities
Consolidated net income	$28.7	$29.8
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	16.6	15.1
Deferred income taxes	(2.2)	(1.6)
Stock-based compensation expense	4.0	4.3
Provision for (recoveries of) bad debts	(0.2)	0.3
Equity in net income of unconsolidated entities	(0.5)	(0.5)
Excess tax benefits from stock-option exercises and vesting of restricted stock units	—	(1.1)
Other, net	(0.3)	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7.8)	(8.6)
Other assets	(5.2)	(0.5)
Accounts payable and accrued liabilities	2.2	2.2
Accrued compensation	(41.2)	(36.4)
Income taxes—current	(1.4)	13.9
Deferred revenue	19.3	17.4
Deferred rent	(0.8)	0.1
Other liabilities	0.2	—
Cash provided by operating activities	11.4	35.0

Investing activities
Purchases of investments	(9.2)	(5.5)
Proceeds from maturities and sales of investments	10.2	5.9
Capital expenditures	(13.5)	(14.4)
Acquisitions, net of cash acquired	(2.5)	—
Purchases of equity- and cost-method investments	(13.1)	—
Other, net	—	(0.1)
Cash used for investing activities	(28.1)	(14.1)

Financing activities
Common shares repurchased	(38.8)	(2.3)
Dividends paid	(9.5)	(8.4)
Proceeds from short-term debt	40.0	15.0
Proceeds from stock-option exercises	0.4	1.8
Excess tax benefits from stock-option exercises and vesting of restricted stock units	—	1.1
Other, net	—	(0.2)
Cash provided by (used for) financing activities	(7.9)	7.0

Effect of exchange rate changes on cash and cash equivalents	2.7	(8.5)
Net increase (decrease) in cash and cash equivalents	(21.9)	19.4
Cash and cash equivalents—beginning of period	207.1	185.2
Cash and cash equivalents—end of period	$185.2	$204.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18.2	$2.5
Cash paid for interest	$0.2	$0.1
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$0.8	$0.2
Software obtained under long-term financing arrangement	$—	$1.3

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

We discuss our significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. The effective date and transition requirements for ASU No. 2016-08 and ASU No. 2016-10 are the same as the effective date and transition requirements of ASU No. 2014-09. We are evaluating the effect that ASU No. 2016-08 and ASU No. 2016-10 will have on our consolidated financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new standard is effective for us on January 1, 2019. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures.

On March 15, 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new standard is effective for us on January 1, 2017. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We elected to early adopt ASU No. 2016-07 in the quarter ended March 31, 2016. The adoption of ASU No. 2016-07 did not have a material effect on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The new standard is effective for us on January 1, 2017. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

In March 2016, we increased our single-bank revolving credit facility from $75.0 million to $100.0 million. We drew on the credit facility during the first quarter of 2016 and had an outstanding principal balance of $75.0 million at an interest rate of LIBOR plus 100 basis points as of March 31, 2016, leaving borrowing availability of $25.0 million.

4. Acquisitions, Goodwill, and Other Intangible Assets

Acquisitions

On March 31, 2016, we acquired RequiSight, LLC, which does business as RightPond, a provider of business intelligence data and analytics on defined contribution and defined benefit plans for financial services firms. We began consolidating the financial results of RightPond in our Consolidated Financial Statements on March 31, 2016.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2015 to March 31, 2016:

(in millions)
Balance as of December 31, 2015	$364.2
Acquisitions and foreign currency translation	3.7
Balance as of March 31, 2016	$367.9

We did not record any impairment losses in the first three months of 2016 or 2015. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2016				As of December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.6	$(27.5)	$1.1	9	$28.3	$(26.7)	$1.6	9
Customer-related assets	138.4	(95.1)	43.3	12	137.5	(92.3)	45.2	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	90.0	(66.3)	23.7	8	89.5	(64.4)	25.1	8
Non-competition agreements	4.7	(2.6)	2.1	5	4.6	(2.4)	2.2	5
Total intangible assets	$261.9	$(191.6)	$70.3	10	$260.1	$(185.9)	$74.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
(in millions)	2016	2015
Amortization expense	$5.1	$5.5

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2016 and subsequent years as follows:

(in millions)
Remainder of 2016 (from April 1 through December 31)	$12.8
2017	13.0
2018	10.9
2019	8.4
2020	4.8
Thereafter	20.4

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31
(in millions, except per share amounts)	2016	2015

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$28.7	$29.7

Weighted average common shares outstanding	43.0	44.3

Basic net income per share attributable to Morningstar, Inc.	$0.67	$0.67

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$28.7	$29.7

Weighted average common shares outstanding	43.0	44.3
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.1	0.2
Weighted average common shares outstanding for computing diluted income per share	43.1	44.5

Diluted net income per share attributable to Morningstar, Inc.	$0.67	$0.67

The following table shows the number of weighted average restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31
(in thousands)	2016	2015
Weighted average restricted stock units	25	32
Weighted average performance share awards	2	18
Total	27	50

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

The accounting policies for our single reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended March 31
(in millions)	2016	2015
United States	$141.8	$140.9

United Kingdom	15.3	14.6
Continental Europe	15.5	14.3
Australia	6.9	7.7
Canada	6.6	7.0
Asia	5.1	4.4
Other	0.9	0.9
Total International	50.3	48.9

Consolidated revenue	$192.1	$189.8

Long-lived assets by geographical area
	As of March 31	As of December 31
(in millions)	2016	2015
United States	$117.5	$116.9

United Kingdom	7.9	8.6
Continental Europe	2.1	2.2
Australia	0.9	0.9
Canada	0.7	0.7
Asia	4.8	5.2
Other	0.1	—
Total International	16.5	17.6

Consolidated property, equipment, and capitalized software, net	$134.0	$134.5

7. Investments and Fair Value Measurements

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

	As of March 31	As of December 31
(in millions)	2016	2015
Available-for-sale	$25.9	$17.3
Held-to-maturity	14.2	15.3
Trading securities	1.4	8.9
Total	$41.5	$41.5

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2016				As of December 31, 2015
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$24.7	$1.1	$(1.6)	$24.2	$17.4	$0.3	$(1.6)	$16.1
Mutual funds	1.7	0.1	(0.1)	1.7	1.3	—	(0.1)	1.2
Total	$26.4	$1.2	$(1.7)	$25.9	$18.7	$0.3	$(1.7)	$17.3

Held-to-maturity:
Certificates of deposit	$14.2	$—	$—	$14.2	$15.3	$—	$—	$15.3

As of March 31, 2016 and December 31, 2015, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2016 and December 31, 2015. The expected maturities of certain fixed-income securities may differ from their contractual maturities because some of these holdings have call features that allow the issuers the right to prepay obligations without penalties.

	As of March 31, 2016		As of December 31, 2015
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$26.4	$25.9	$18.7	$17.3
Total	$26.4	$25.9	$18.7	$17.3

Held-to-maturity:
Due in one year or less	$14.2	$14.2	$15.3	$15.3
Total	$14.2	$14.2	$15.3	$15.3

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2016	2015
Realized gains	$0.5	$0.2
Realized losses	(0.6)	(0.2)
Realized losses, net	$(0.1)	$—

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2016	2015
Unrealized gains, net	$—	$0.1

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis:

	Fair Value	Fair Value Measurements as of March 31, 2016
	as of	Using Fair Value Hierarchy
(in millions)	March 31, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$24.2	$24.2	$—	$—
Mutual funds	1.7	1.7	—	—
Trading securities	1.4	1.4	—	—
Cash equivalents	0.2	0.2	—	—
Total	$27.5	$27.5	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2015
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$16.1	$16.1	$—	$—
Mutual funds	1.2	1.2	—	—
Trading securities	8.9	8.9	—	—
Cash equivalents	0.2	0.2	—	—
Total	$26.4	$26.4	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of March 31, 2016 and December 31, 2015.

8. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan (the 2011 Plan), which provides for a variety of stock-based awards, including stock options, performance share awards, restricted stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31
(in millions)	2016	2015
Cost of revenue	$2.0	$2.0
Sales and marketing	0.5	0.5
General and administrative	1.5	1.8
Total stock-based compensation expense	$4.0	$4.3

As of March 31, 2016, the total unrecognized stock-based compensation cost related to outstanding restricted stock units and performance share awards expected to vest was $27.1 million, which we expect to recognize over a weighted average period of 30 months.

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31
(in millions)	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$42.8	$44.1
Equity in net income of unconsolidated entities	0.5	0.5
Net income attributable to noncontrolling interest	—	(0.1)
Total	$43.3	$44.5
Income tax expense	$14.6	$14.8
Effective tax rate	33.7%	33.3%

In the first quarter of 2016, our effective tax rate was 33.7%, which was similar to the tax rate for the first quarter of 2015.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2016 and December 31, 2015, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
(in millions)	2016	2015
Gross unrecognized tax benefits	$15.6	$14.5
Gross unrecognized tax benefits that would affect income tax expense	$11.6	$10.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.3	$9.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2016	2015
Current liability	$4.6	$4.2
Non-current liability	6.6	6.0
Total liability for unrecognized tax benefits	$11.2	$10.2

We conduct business globally and, as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2016. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 75% of our cash, cash equivalents, and investments balance as of March 31, 2016 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

As of March 31, 2016, we had repurchased a total of 9,880,917 shares for $662.3 million under this authorization, leaving approximately $337.7 million available for future repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	liability related to our storage of personal information related to individuals as well as portfolio and account-level information;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	downturns in the financial sector, global financial markets, and global economy;

•	the effect of market volatility on revenue from asset-based fees;

•	the effect of changes in industry-wide issuance volume for commercial mortgage-backed securities;

•	a prolonged outage of our database, technology-based products and services, or network facilities;

•	challenges faced by our operations outside the United States, including the concentration of data and development work at our offshore facilities in China and India; and

•	trends in the mutual fund industry, including the increasing popularity of passively managed investment vehicles.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2015. If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Industry Overview

Despite significant market volatility and uncertainty at the beginning of the year, equity markets managed to close out the first quarter with positive returns. The Morningstar U.S. Market Index, a broad market benchmark, was up 1.1% for the first quarter of 2016, while the Global Ex-U.S. Index finished the quarter up 0.5%.

U.S. mutual fund assets stood at $15.1 trillion in February 2016, based on data from the Investment Company Institute (ICI), compared with $16.3 trillion in February 2015. Based on Morningstar's estimated asset flow data, investors added about $49.8 billion to long-term open-end and exchange-traded funds (ETFs) during the first three months of 2016, compared with $147.9 billion in the first quarter of 2015. Fund flows to U.S. equity and sector-focused funds were negative in the quarter.

Assets in exchange-traded funds totaled $2.0 trillion in February 2016, down slightly from $2.1 trillion in February 2015, based on data from the ICI.

Despite the very recent market upturn, we believe the business environment for the financial services industry remains challenging. Low interest rates and the industrywide shift to passive investment management have continued to put pressure on spending for many asset management firms. In addition, new issuance volume for commercial mortgage-backed securities has declined significantly in 2016.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of March 31
	2016	2015		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	120,075	123,563		(2.8)%
Morningstar.com registered users (U.S.)	8,624,447	8,294,274		4.0%
Advisor Workstation clients (U.S.)	184	187		(1.6)%
Morningstar Office licenses (U.S.)	4,231	4,321		(2.1)%
Morningstar Direct licenses	11,795	10,413		13.3%
Assets under advisement and management (approximate) ($bil)
Morningstar Investment Management
Investment Advisory (1)	$78.2	$84.4	(3)	(7.3)%
Morningstar Managed Portfolios	13.2	12.9	(3)	2.3%
Morningstar Investment Management (total)	$91.4	$97.3		(6.1)%
Workplace Solutions
Managed Accounts (2)	$41.9	$38.7		8.3%
Plan Sponsor Advice	27.9	28.1		(0.7)%
Custom Models	19.3	15.2		27.0%
Workplace Solutions (total)	$89.1	$82.0		8.7%

Our employees (approximate)
Worldwide headcount	4,000	3,750		6.7%
Number of equity and credit analysts	195	172		13.4%
Number of manager research analysts	115	103		11.7%

	Three months ended March 31
(in millions)	2016	2015		Change
Key product revenue (4)
Morningstar Data	$36.6	$34.0		7.7%
Morningstar Direct	$27.1	$24.5		10.5%
Morningstar Investment Management (5)	$24.6	$24.8		(0.8)%
Morningstar Advisor Workstation	$20.6	$20.0	(6)	3.2%
Workplace Solutions	$16.3	$15.4		5.4%

Other Metrics
Average assets under management and advisement ($bil)	$180.5	$174.7		3.3%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	5	13		(61.5)%
Asset value of CMBS new-issue ratings ($bil)	$3.9	$10.5		(62.9)%

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

(2) Many factors can cause changes in assets under management and advisement for our managed retirement accounts, including employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. The information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

(3) Revised to include a minor classification change.

(4) Key product revenue includes the effect of foreign currency translations.

(5) New product classification consisting of Investment Advisory and Morningstar Managed Portfolios.

(6) Revised to exclude Morningstar Office.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Consolidated Results

	Three months ended March 31
Key Metrics (in millions)	2016	2015	Change
Revenue	$192.1	$189.8	1.2%
Operating income	$42.3	$44.5	(5.0)%
Operating margin	22.0%	23.5%	(1.5)	pp

Cash provided by operating activities	$11.4	$35.0	(67.4)%
Capital expenditures	(13.5)	(14.4)	(6.3)%
Free cash flow	$(2.1)	$20.6	(110.2)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue);

•	consolidated international organic revenue excluding acquisitions and the effect of foreign currency translations (international organic revenue);

•	free cash flow.

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We define free cash flow as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after making capital expenditures. Our management team uses free cash flow to evaluate our business. Free cash flow is not equivalent to any measure required to be reported under GAAP.

Consolidated Revenue

	Three months ended March 31
(in millions)	2016	2015	Change
Consolidated revenue	$192.1	$189.8	1.2%

In the first quarter of 2016, consolidated revenue increased 1.2% to $192.1 million. Foreign currency movements had a negative effect in the quarter, lowering revenue by approximately $2.8 million.

Morningstar Direct revenue rose $2.6 million, reflecting strong growth in additional licenses for both new and existing clients. Revenue for Morningstar Data increased $2.6 million, mainly reflecting new contracts and renewals for managed products data.

Positive results for these products were partially offset by decreases in Morningstar Credit Ratings (our structured credit and research and ratings business) and our investment management business.

Revenue from Morningstar Credit Ratings decreased $3.7 million as a result of negative market trends. New issuance volume for commercial mortgage-backed securities, in particular, began declining in the second half of 2015 and remained sluggish during the first quarter of 2016. Our investment management business also suffered from market volatility during the first two months of 2016 and lower inflows across the industry during the quarter.

Revenue from a few legacy products declined $1.2 million because we've been migrating subscribers to newer solutions.

Revenue from asset-based fees made up approximately 16% of consolidated revenue in the first quarter of 2016 and 15% in the first quarter of 2015.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the first quarter of 2016, organic revenue rose 2.6% after excluding an unfavorable effect of $2.8 million from foreign currency translations.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2016	2015	Change
Consolidated revenue	$192.1	$189.8	1.2%
Less: acquisitions	(0.2)	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	2.8	—	NMF
Organic revenue	$194.7	$189.8	2.6%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended March 31
(in millions)	2016	2015	Change
United States	$141.8	$140.9	0.6%

United Kingdom	15.3	14.6	4.8%
Continental Europe	15.5	14.3	8.4%
Australia	6.9	7.7	(10.4)%
Canada	6.6	7.0	(5.7)%
Asia	5.1	4.4	15.9%
Other	0.9	0.9	—%
Total International	50.3	48.9	2.9%

Consolidated revenue	$192.1	$189.8	1.2%

International revenue made up about 26% of our consolidated revenue in the first three months of 2016 and 2015. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $1.4 million, or 2.9%, in the first quarter, and international organic revenue increased 8.6%. Our business in Continental Europe and the United Kingdom were the main contributors to the organic revenue increase, followed by Japan and Canada.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2016	2015	Change
International revenue	$50.3	$48.9	2.9%
Less: acquisitions	—	—	—
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	2.8	—	NMF
International organic revenue	$53.1	$48.9	8.6%

Consolidated Operating Expense

	Three months ended March 31
(in millions)	2016	2015	Change
Cost of revenue	$85.3	$78.7	8.4%
% of consolidated revenue	44.4%	41.5%	2.9	pp
Sales and marketing	22.3	25.4	(12.3)%
% of consolidated revenue	11.6%	13.4%	(1.8)	pp
General and administrative	25.6	26.1	(1.8)%
% of consolidated revenue	13.3%	13.8%	(0.5)	pp
Depreciation and amortization	16.6	15.1	9.8%
% of consolidated revenue	8.6%	8.0%	0.6	pp
Total operating expense	$149.8	$145.3	3.1%
% of consolidated revenue	78.0%	76.5%	1.5	pp

Consolidated operating expense increased $4.5 million, or 3.1%, in the first quarter of 2016. Because of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $2.7 million on operating expense during the first quarter of 2016.

Compensation expense (including salaries and other company-sponsored benefits) increased $5.0 million in the first quarter of 2016. We had approximately 4,000 employees worldwide as of March 31, 2016, compared with 3,750 as of March 31, 2015. This increase reflects our continued investment in our key growth initiatives and mainly includes technology, client support, sales, and analyst roles in the United States, India, and China. The increase in compensation expense was partially offset by lower bonus expense of $2.9 million. Bonus expense was lower mainly because of modest year-over-year revenue growth, which is a major part of our bonus funding formula.

Depreciation expense was up $1.9 million in the first quarter of 2016, mainly reflecting additional capitalized software development and computer software purchases for our U.S. operations. Production expense, software subscriptions, and professional fees were also higher during the first three months of 2016.

Sales commission expense decreased $1.8 million in the first quarter. Advertising and marketing expense was down $0.9 million in the first quarter of 2016.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $6.6 million in the first quarter of 2016. Higher salary expense of $4.2 million was the primary contributor to the increase and was mainly driven by additional headcount. Higher production expense, software subscriptions, and professional fees also contributed to the change in this category.

Partially offsetting these increases was a decrease in bonus expense of $1.4 million.

As a percentage of revenue, cost of revenue increased by 2.9 percentage points in the first quarter of 2016.

Sales and marketing

Sales and marketing expense decreased $3.1 million in the first three months of 2016, reflecting a $1.4 million decrease in sales commission expense and a $0.9 million decrease in advertising and marketing expense. Compensation expense (including salaries, bonus, and other company-sponsored benefits) included in this category was down $0.7 million.

As a percentage of revenue, sales and marketing expense decreased 1.8 percentage points in the first quarter of 2016.

General and administrative

General and administrative expense decreased $0.5 million this quarter, mainly because of a $1.1 million decline in bonus expense, partially offset by a $0.5 million increase in salary and other compensation expense.

As a percentage of revenue, general and administrative expense decreased 0.5 percentage points in the first quarter of 2016.

Depreciation and amortization

Depreciation expense rose $1.9 million this quarter, primarily driven by higher capital expenditures for computer software and incremental capitalized software development costs from the prior year. Intangible amortization expense decreased $0.4 million.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $12.8 million for the remainder of 2016. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense increased 0.6 percentage points in the first quarter of 2016.

Consolidated Operating Income

	Three months ended March 31
(in millions)	2016	2015	Change
Operating income	$42.3	$44.5	(5.0)%
% of revenue	22.0%	23.5%	(1.5)	pp

Consolidated operating income decreased $2.2 million in the first quarter of 2016, as revenue increased $2.3 million and operating expense increased $4.5 million. Operating margin was 22.0%, down 1.5 percentage points compared with the first quarter of 2015.

Non-Operating Income (Expense), Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended March 31
(in millions)	2016	2015
Interest income	$0.4	$0.4
Interest expense	(0.2)	(0.2)
Loss on sale of investments, net	(0.1)	—
Other income (expense), net	0.4	(0.6)
Non-operating income (expense), net	$0.5	$(0.4)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in 2014.

Other income (expense), net primarily includes foreign currency exchange gains and losses arising from the ordinary course of our business operations.

Equity in net income of unconsolidated entities

	Three months ended March 31
(in millions)	2016	2015
Equity in net income of unconsolidated entities	$0.5	$0.5

Equity in net income of unconsolidated entities primarily reflects Morningstar Japan K.K. (MJKK).

Effective tax rate and income tax expense

	Three months ended March 31
(in millions)	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$42.8	$44.1
Equity in net income of unconsolidated entities	0.5	0.5
Net income attributable to noncontrolling interest	—	(0.1)
Total	$43.3	$44.5
Income tax expense	$14.6	$14.8
Effective tax rate	33.7%	33.3%

In the first quarter of 2016, our effective tax rate was 33.7%, which was similar to the tax rate for the first quarter of 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents, and investments of $226.7 million, a decrease of $21.9 million compared with $248.6 million as of December 31, 2015. The decrease reflects $38.8 million used to repurchase common stock through our share repurchase program, $15.6 million used for purchases of minority investments and acquisitions, $13.5 million of capital expenditures, and $9.5 million of dividends paid. These items were partially offset by cash provided by operating activities and $40.0 million drawn on our credit facility.

Cash provided by operating activities is our main source of cash. In the first three months of 2016, cash provided by operating activities was $11.4 million, reflecting $46.1 million of net income, adjusted for non-cash items and partially offset by $34.7 million in negative changes from our net operating assets and liabilities, which included bonus payments of $50.0 million.

In March 2016, we increased our single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes, from $75.0 million to $100.0 million. We had an outstanding principal balance of $75.0 million as of March 31, 2016, leaving borrowing availability of $25.0 million.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy. We invest a portion of our investment balance (approximately $27.3 million, or 66% of our total investments balance as of March 31, 2016) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 25% of our cash, cash equivalents, and investments balance as of March 31, 2016 was held by our operations in the United States, down from about 26% as of December 31, 2015. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2016, our board of directors approved a regular quarterly dividend of 22.0 cents per share payable on April 29, 2016 to shareholders of record as of April 8, 2016. We expect to pay a quarterly dividend of approximately $9.4 million on April 29, 2016.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first three months of 2016, we repurchased a total of 0.5 million shares for $38.8 million. As of March 31, 2016, we have repurchased a total of 9.9 million shares for $662.3 million. The company had approximately $337.7 million available for future repurchases as of March 31, 2016.

We expect to continue making capital expenditures in 2016, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
(in millions)	2016	2015	Change
Cash provided by operating activities	$11.4	$35.0	(67.4)%
Capital expenditures	(13.5)	(14.4)	(6.3)%
Free cash flow	$(2.1)	$20.6	(110.2)%

We generated negative free cash flow of $2.1 million in the first quarter of 2016, a decrease of $22.7 million compared with the first quarter of 2015. The change reflects a $23.6 million decrease in cash provided by operating activities as well as a $0.9 million decrease in capital expenditures. The decrease in free cash flow was largely driven by the timing of income tax payments.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on February 26, 2016. We also discuss our significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2016:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2016	Projected Beneficial Ownership (1)
Bevin Desmond Head of Global Markets and Human Resources	3/21/2016	12/31/2016	6,114	Shares to be sold under the plan if the stock reaches a specified price	—	52,427 (2)
Gail Landis Director	3/10/2016	12/31/2016	782	Shares to be sold under the plan if the stock reaches a specified price	—	3,736
Jack Noonan Director	3/21/2016	3/26/2017	20,000	Shares to be sold under the plan if the stock reaches a specified price	—	41,032
Paul Sturm Director	3/23/2016	12/31/2016	10,000	Shares to be sold under the plan if the stock reaches specified prices	—	45,671
David Williams Head of Design	8/21/2015	8/30/2016	5,000	Shares to be sold under the plan if the stock reaches specified prices	3,000	46,528

During the first quarter of 2016, the previously disclosed Rule 10b5-1 sales plan for Gail Landis completed in accordance with its terms.
______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2016, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2016 and restricted stock units that will vest by May 30, 2016. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2016. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) Consists of two Rule 10b5-1 sales plans, one for Bevin Desmond and one for her spouse. Projected beneficial ownership also includes shares owned by her spouse.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2016, our cash, cash equivalents, and investments balance was $226.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2016:

	Three months ended March 31, 2016
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2016	1.1314	1.4395	0.7655	—

Percentage of revenue	5.4%	8.0%	3.5%	9.3%
Percentage of operating income (loss)	9.2%	(0.3)%	1.4%	(5.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(0.8)	$(1.5)	$(0.3)	$(1.2)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.3)	$—	$—	$0.4

The table below shows our net investment exposure to foreign currencies as of March 31, 2016:

	As of March 31, 2016
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$81.4	$123.7	$69.3	$135.8
Liabilities	33.0	32.2	49.0	46.2
Net currency position	$48.4	$91.5	$20.3	$89.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.8)	$(9.1)	$(2.0)	$(9.0)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 10, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2016:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2015	9,383,132	$66.43	9,383,132	$376,512,276
January 1, 2016 - January 31, 2016	412,285	77.62	412,285	$344,500,429
February 1, 2016 - February 29, 2016	85,500	79.09	85,500	$337,736,737
March 1, 2016 - March 31, 2016	—	—	—	$337,736,737
Total	9,880,917	$67.00	9,880,917
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

MORNINGSTAR, INC.

Date: April 29, 2016	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on April 29, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements