Form 10-Q
period 2016-06-30
Morningstar, Inc.
filed 2016-07-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2016, there were 43,059,012 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in millions except per share amounts)	2016	2015	2016	2015

Revenue	$198.2	$202.1	$390.3	$391.9

Operating expense:
Cost of revenue	86.1	83.2	171.4	161.8
Sales and marketing	25.7	25.1	48.0	50.5
General and administrative	24.7	27.8	50.3	53.9
Depreciation and amortization	17.3	16.3	33.9	31.4
Total operating expense	153.8	152.4	303.6	297.6

Operating income	44.4	49.7	86.7	94.3

Non-operating income (expense):
Interest income, net	0.1	0.1	0.3	0.3
Gain on sale of investments, reclassified from other comprehensive income	0.3	0.5	0.2	0.4
Other income (expense), net	2.6	—	3.0	(0.4)
Non-operating income, net	3.0	0.6	3.5	0.3

Income before income taxes and equity in net income of unconsolidated entities	47.4	50.3	90.2	94.6

Equity in net income (loss) of unconsolidated entities	(0.2)	0.6	0.3	1.0

Income tax expense	15.4	18.7	30.0	33.6

Consolidated net income	31.8	32.2	60.5	62.0

Net income attributable to noncontrolling interest	—	—	—	(0.2)

Net income attributable to Morningstar, Inc.	$31.8	$32.2	$60.5	$61.8

Net income per share attributable to Morningstar, Inc.:
Basic	$0.74	$0.73	$1.41	$1.39
Diluted	$0.73	$0.72	$1.40	$1.39

Dividends per common share:
Dividends declared per common share	$0.22	$0.19	$0.44	$0.38
Dividends paid per common share	$0.22	$0.19	$0.44	$0.38

Weighted average shares outstanding:
Basic	43.0	44.3	43.0	44.3
Diluted	43.3	44.4	43.3	44.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015

Consolidated net income	$31.8	$32.2	$60.5	$62.0

Other comprehensive income (loss):
Foreign currency translation adjustment	(12.6)	8.8	(8.1)	(11.0)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	—	(0.6)	0.5	(0.5)
Reclassification (gains) losses included in net income	(0.3)	0.3	(0.2)	0.3
Other comprehensive income (loss)	(12.9)	8.5	(7.8)	(11.2)

Comprehensive income	18.9	40.7	52.7	50.8
Comprehensive income attributable to noncontrolling interest	—	—	—	(0.2)
Comprehensive income attributable to Morningstar, Inc.	$18.9	$40.7	$52.7	$50.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in millions except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$202.4	$207.1
Investments	43.8	41.5
Accounts receivable, less allowance of $1.7 and $1.8, respectively	137.3	139.3
Other current assets	25.5	22.0
Total current assets	409.0	409.9
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $191.0 and $169.8, respectively	141.3	134.5
Investments in unconsolidated entities	50.6	35.6
Goodwill	371.5	364.2
Intangible assets, net	70.0	74.2
Other assets	9.6	10.6
Total assets	$1,052.0	$1,029.0

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$40.1	$39.2
Accrued compensation	50.4	80.9
Deferred revenue	154.9	140.7
Short-term debt	75.0	35.0
Other current liabilities	8.2	8.6
Total current liabilities	328.6	304.4
Accrued compensation	9.9	8.9
Deferred tax liability, net	19.9	19.8
Deferred rent	23.9	25.4
Other long-term liabilities	30.3	29.9
Total liabilities	412.6	388.4

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,059,012 and 43,403,076 shares were outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Treasury stock at cost, 9,961,108 and 9,478,449 shares as of June 30, 2016 and December 31, 2015, respectively	(657.3)	(619.8)
Additional paid-in capital	578.0	575.5
Retained earnings	780.8	739.2
Accumulated other comprehensive loss:
Currency translation adjustment	(61.6)	(53.5)
Unrealized loss on available-for-sale investments	(0.8)	(1.1)
Total accumulated other comprehensive loss	(62.4)	(54.6)
Total Morningstar, Inc. shareholders’ equity	639.1	640.3
Noncontrolling interest	0.3	0.3
Total equity	639.4	640.6
Total liabilities and equity	$1,052.0	$1,029.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2016

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2015	43,403,076	$—	$(619.8)	$575.5	$739.2	$(54.6)	$0.3	$640.6

Net income		—	—	—	60.5	—	—	60.5
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.3		—	—	—	—	0.5	—	0.5
Reclassification of adjustments for gains included in net income		—	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss, net		—	—	—	—	(7.8)	—	(7.8)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	153,721	—	1.3	(5.3)	—	—	—	(4.0)
Stock-based compensation		—	—	7.8	—	—	—	7.8
Common shares repurchased	(497,785)	—	(38.8)	—	—	—	—	(38.8)
Dividends declared		—	—	—	(18.9)	—	—	(18.9)
Balance as of June 30, 2016	43,059,012	$—	$(657.3)	$578.0	$780.8	$(62.4)	$0.3	$639.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in millions)	2016	2015

Operating activities
Consolidated net income	$60.5	$62.0
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	33.9	31.4
Deferred income taxes	(0.2)	1.3
Stock-based compensation expense	7.8	8.9
Provision for bad debt	0.2	0.4
Equity in net income of unconsolidated entities	(0.3)	(1.0)
Other, net	(3.2)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1.0	(8.8)
Other assets	(4.0)	—
Accounts payable and accrued liabilities	1.6	2.0
Accrued compensation	(28.3)	(18.1)
Income taxes—current	(0.2)	15.7
Deferred revenue	13.6	19.1
Deferred rent	(1.4)	0.1
Other liabilities	1.8	—
Cash provided by operating activities	82.8	113.0

Investing activities
Purchases of investments	(18.0)	(14.0)
Proceeds from maturities and sales of investments	15.6	20.5
Capital expenditures	(29.4)	(27.6)
Acquisitions, net of cash acquired	(15.8)	—
Purchases of equity- and cost-method investments	(16.4)	—
Other, net	0.1	(5.1)
Cash used for investing activities	(63.9)	(26.2)

Financing activities
Common shares repurchased	(38.8)	(27.7)
Dividends paid	(19.0)	(16.9)
Proceeds from short-term debt	40.0	15.0
Repayment of short-term debt	—	(10.0)
Proceeds from stock-option exercises	0.4	3.2
Employee taxes paid from withholding of restricted stock units	(4.4)	(4.9)
Other, net	—	0.1
Cash used for financing activities	(21.8)	(41.2)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	(5.2)
Net increase (decrease) in cash and cash equivalents	(4.7)	40.4
Cash and cash equivalents—beginning of period	207.1	185.2
Cash and cash equivalents—end of period	$202.4	$225.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30.5	$14.5
Cash paid for interest	$0.5	$0.3
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$0.4	$0.3
Software and equipment obtained under long-term financing arrangement	$3.4	$1.3

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 6, 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging - Rescission of SEC guidance because of ASU No. 2014-09 and ASU No. 2014-16 pursuant to staff announcements at the March 3, 2016 EITF Meeting, which rescinds the following SEC Staff Observer comments from ASC 605, Revenue Recognition, upon an entity's early adoption of ASC 606, Revenue from Contracts with Customers: Revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer (including reseller of the vendor's products). On May 9, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014-09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

The effective date and transition requirements for ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU No. 2016-12 are the same as the effective date and transition requirements of ASU No. 2014-09. We are evaluating the effect that ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU No. 2016-12 will have on our consolidated financial statements and related disclosures.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The new standard is effective for us on January 1, 2017. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We elected to early adopt ASU No. 2016-09 in the quarter ended June 30, 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effective of these changes are required to be recorded. We have elected to continue to estimate forfeiture expected to occur to determine the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash provided by operating activities and net cash used for financing activities of $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flow statements because such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid in capital of $0.8 million for the three and six months ended June 30, 2016. The adoption did not have a material effect on our previously reported results for the quarter ended March 31, 2016 as most of our stock options and restricted stock units vest in the second quarter.

3. Credit Arrangements

In March 2016, we increased our single-bank revolving credit facility from $75.0 million to $100.0 million. We had an outstanding principal balance of $75.0 million at an interest rate of LIBOR plus 100 basis points as of June 30, 2016, leaving borrowing availability of $25.0 million.

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

On May 31, 2016, we acquired InvestSoft Technology, Inc. (InvestSoft), a provider of fixed-income analytics. We began consolidating the financial results of InvestSoft in our Consolidated Financial Statements on May 31, 2016.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2015 to June 30, 2016:

(in millions)
Balance as of December 31, 2015	$364.2
Acquisitions and foreign currency translation	7.3
Balance as of June 30, 2016	$371.5

We did not record any impairment losses in the first six months of 2016 or 2015. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2016				As of December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.4	$(27.4)	$1.0	9	$28.3	$(26.7)	$1.6	9
Customer-related assets	137.8	(95.9)	41.9	12	137.5	(92.3)	45.2	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	92.8	(67.8)	25.0	8	89.5	(64.4)	25.1	8
Non-competition agreements	4.8	(2.8)	2.0	5	4.6	(2.4)	2.2	5
Total intangible assets	$264.0	$(194.0)	$70.0	10	$260.1	$(185.9)	$74.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Amortization expense	$4.7	$5.4	$9.8	$10.9

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2016 and subsequent years as follows:

(in millions)
Remainder of 2016 (from July 1 through December 31)	$8.6
2017	13.8
2018	11.7
2019	9.2
2020	5.6
Thereafter	21.1

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30		Six months ended June 30
(in millions, except per share amounts)	2016	2015	2016	2015

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$31.8	$32.2	$60.5	$61.8

Weighted average common shares outstanding	43.0	44.3	43.0	44.3

Basic net income per share attributable to Morningstar, Inc.	$0.74	$0.73	$1.41	$1.39

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$31.8	$32.2	$60.5	$61.8

Weighted average common shares outstanding	43.0	44.3	43.0	44.3
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.3	0.1	0.3	0.1
Weighted average common shares outstanding for computing diluted income per share	43.3	44.4	43.3	44.4

Diluted net income per share attributable to Morningstar, Inc.	$0.73	$0.72	$1.40	$1.39

The following table shows the number of weighted average restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended June 30		Six months ended June 30
(in thousands)	2016	2015	2016	2015
Weighted average restricted stock units	2	43	10	42
Weighted average performance share awards	—	15	—	6
Total	2	58	10	48

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
United States	$145.3	$151.2	$287.1	$292.1

United Kingdom	15.3	16.0	30.6	30.8
Continental Europe	15.8	14.4	31.3	28.7
Australia	8.9	8.0	15.8	15.7
Canada	6.9	7.1	13.5	14.0
Asia	5.0	4.4	10.1	8.8
Other	1.0	1.0	1.9	1.8
Total International	52.9	50.9	103.2	99.8

Consolidated revenue	$198.2	$202.1	$390.3	$391.9

Long-lived assets by geographical area
	As of June 30	As of December 31
(in millions)	2016	2015
United States	$126.3	$116.9

United Kingdom	7.2	8.6
Continental Europe	2.2	2.2
Australia	0.8	0.9
Canada	0.6	0.7
Asia	4.1	5.2
Other	0.1	—
Total International	15.0	17.6

Consolidated property, equipment, and capitalized software, net	$141.3	$134.5

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

	As of June 30	As of December 31
(in millions)	2016	2015
Available-for-sale	$26.6	$17.3
Held-to-maturity	15.8	15.3
Trading securities	1.4	8.9
Total	$43.8	$41.5

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2016				As of December 31, 2015
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$25.8	$1.1	$(2.0)	$24.9	$17.4	$0.3	$(1.6)	$16.1
Mutual funds	1.7	—	—	1.7	1.3	—	(0.1)	1.2
Total	$27.5	$1.1	$(2.0)	$26.6	$18.7	$0.3	$(1.7)	$17.3

Held-to-maturity:
Certificates of deposit	$14.0	$—	$—	$14.0	$15.3	$—	$—	$15.3
Convertible note	1.8	—	—	1.8	—	—	—	—
Total	$15.8	$—	$—	$15.8	$15.3	$—	$—	$15.3

As of June 30, 2016 and December 31, 2015, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$27.5	$26.6	$18.7	$17.3
Total	$27.5	$26.6	$18.7	$17.3

Held-to-maturity:
Due in one year or less	$14.0	$14.0	$15.3	$15.3
Due in one to three years	1.8	1.8	—	—
Total	$15.8	15.8	$15.3	$15.3

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Realized gains	$0.6	$0.7	$1.1	$0.9
Realized losses	(0.3)	(0.2)	(0.9)	(0.5)
Realized gains, net	$0.3	$0.5	$0.2	$0.4

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Unrealized gains (losses), net	$0.1	$(0.2)	$0.1	$(0.3)

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis:

	Fair Value	Fair Value Measurements as of June 30, 2016
	as of	Using Fair Value Hierarchy
(in millions)	June 30, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$24.9	$24.9	$—	$—
Mutual funds	1.7	1.7	—	—
Trading securities	1.4	1.4	—	—
Cash equivalents	0.3	0.3	—	—
Total	$28.3	$28.3	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2015
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$16.1	$16.1	$—	$—
Mutual funds	1.2	1.2	—	—
Trading securities	8.9	8.9	—	—
Cash equivalents	0.2	0.2	—	—
Total	$26.4	$26.4	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of June 30, 2016 and December 31, 2015.

8. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan (the 2011 Plan), which provides for a variety of stock-based awards, including stock options, performance share awards, restricted stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Cost of revenue	$2.0	$2.1	$4.0	$4.1
Sales and marketing	0.5	0.6	1.0	1.1
General and administrative	1.3	1.9	2.8	3.7
Total stock-based compensation expense	$3.8	$4.6	$7.8	$8.9

As of June 30, 2016, the total unrecognized stock-based compensation cost related to outstanding restricted stock units and performance share awards expected to vest was $33.5 million, which we expect to recognize over a weighted average period of 33 months.

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months and six months ended June 30, 2016 and June 30, 2015:

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$47.4	$50.3	$90.2	$94.6
Equity in net income (loss) of unconsolidated entities	(0.2)	0.6	0.3	1.0
Net income attributable to noncontrolling interest	—	—	—	(0.2)
Total	$47.2	$50.9	$90.5	$95.4
Income tax expense	$15.4	$18.7	$30.0	$33.6
Effective tax rate	32.7%	36.7%	33.2%	35.2%

Our effective tax rate in the second quarter and for the first six months of 2016 was 32.7% and 33.2%, a respective decrease of 4.0 and 2.0 percentage points compared with the same periods a year ago. During the second quarter of 2016, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Adoption of the new standard resulted in recognition of excess tax benefits in our provision for income taxes rather than paid in capital, thus decreasing our income tax expense in 2016. Also, the prior period tax expense in 2015 was higher because of changes in enacted tax rates that increased our tax expense attributable to deferred tax liabilities.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2016 and December 31, 2015, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
(in millions)	2016	2015
Gross unrecognized tax benefits	$16.1	$14.5
Gross unrecognized tax benefits that would affect income tax expense	$12.1	$10.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.8	$9.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2016	2015
Current liability	$4.6	$4.2
Non-current liability	7.1	6.0
Total liability for unrecognized tax benefits	$11.7	$10.2

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2016. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 79% of our cash, cash equivalents, and investments balance as of June 30, 2016 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

11. Share Repurchase Program

We have an ongoing authorization, originally approved by our board of directors in September 2010 and subsequently amended, to repurchase up to $1.0 billion in shares of our outstanding common stock. The authorization expires on December 31, 2017. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of June 30, 2016, we had repurchased a total of 9,880,917 shares for $662.3 million under this authorization, leaving approximately $337.7 million available for future repurchases.

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

Industry Overview

Despite significant market volatility and uncertainty for part of the period, equity markets managed to close out the second quarter with positive returns. The Morningstar U.S. Market Index, a broad market benchmark, was up 2.6% for the second quarter of 2016, while the Global Ex-U.S. Index finished the quarter up 1.2%.

U.S. mutual fund assets stood at $15.9 trillion in May 2016, based on data from the Investment Company Institute (ICI), compared with $16.3 trillion in May 2015. Based on Morningstar's estimated asset flow data, investors added about $20.9 billion to long-term open-end and exchange-traded funds (ETFs) during the second quarter of 2016, compared with $67.6 billion in the second quarter of 2015. Fund flows to U.S. equity and sector-focused funds were negative in the quarter. Continuing a long-term trend, investors continued to shift assets in favor of lower-cost, passively managed vehicles. For the trailing 12 months ending June 30, 2016, actively managed funds had net outflows of more than $300 billion, while passively managed vehicles had net inflows of nearly $375 billion.

Assets in exchange-traded funds totaled $2.2 trillion in May 2016, up slightly from $2.1 trillion in May 2015, based on data from the ICI.

We believe the business environment for the financial services industry remains challenging. Low interest rates and the industrywide shift to passive investment management have continued to put pressure on spending for many asset management firms. The recent referendum by voters for the United Kingdom to exit the European Union has also added market uncertainty. In addition, new issuance volume for commercial mortgage-backed securities has declined significantly in 2016.

Supplemental Operating Metrics

The tables below summarize our key product metrics and other supplemental data.

	As of June 30
	2016	2015		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	119,019	122,235		(2.6)%
Morningstar.com registered users (U.S.)	8,698,568	8,377,139		3.8%
Advisor Workstation clients (U.S.)	187	187		—%
Morningstar Office licenses (U.S.)	4,157	4,298		(3.3)%
Morningstar Direct licenses	12,064	10,839		11.3%
Assets under advisement and management (approximate) ($bil) (1)
Workplace Solutions (Retirement)
Managed Accounts (2)	$43.3	$38.0		13.9%
Plan Sponsor Advice	32.0	28.8		11.1%
Custom Models	19.7	18.3		7.7%
Workplace Solutions (total)	$95.0	$85.1		11.6%
Morningstar Investment Management
Morningstar Managed Portfolios (3)	$27.5	$25.6		7.4%
Institutional Asset Management	58.6	63.4		(7.6)%
Asset Allocation Services	3.5	3.7		(5.4)%
Manager Selection Services	1.3	2.3		(43.5)%
Morningstar Investment Management (total)	$90.9	$95.0		(4.3)%

Our employees (approximate)
Worldwide headcount	4,070	3,740		8.8%
Number of equity and credit analysts	205	185		10.8%
Number of manager research analysts	115	105		9.5%

	Three months ended June 30				Six months ended June 30
(in millions)	2016	2015		Change	2016	2015		Change
Key product revenue (4)
Morningstar Data	$38.2	$36.4		5.0%	$74.8	$70.4		6.3%
Morningstar Direct	$27.3	$25.1		8.6%	$54.3	$49.6		9.6%
Morningstar Investment Management (5)	$24.5	$25.4		(3.7)%	$49.1	$50.2		(2.3)%
Morningstar Advisor Workstation	$20.6	$20.4	(6)	0.9%	$41.2	$40.4	(6)	2.0%
Workplace Solutions	$16.7	$16.6		0.4%	$33.0	$32.1		2.8%

Other Metrics
Average assets under management and advisement ($bil)	$183.2	$179.8	1.9%	$182.3	$176.5	3.3%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	4	16	(75.0)%	9	32	(71.9)%
Asset value of CMBS new-issue ratings ($bil)	$2.5	$14.2	(82.4)%	$6.4	$25.3	(74.7)%

(1) The asset totals shown above (including assets we either manage directly or on which we provide consulting or subadvisory work) only include assets for which we receive basis-point fees. Some of our client contracts include services for which we receive a flat fee, but we do not include those assets in the total reported above.

Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

In the majority of our Investment Management business (except for Morningstar Managed Portfolios) it's difficult for us to quantify these cash inflows and outflows. The information we receive from most of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot specify the effect of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

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

(3) We revised the asset totals for Morningstar Managed Portfolios to include our Strategist series of equity portfolios and third-party platform assets, which were previously not included in the total.

(4) Key product revenue includes the effect of foreign currency translations.

(5) New product classification consisting of Morningstar Managed Portfolios, Institutional Asset Management, Asset Allocation Services, and Manager Selection Services.

(6) Revised to exclude Morningstar Office.

Three and Six Months Ended June 30, 2016 vs. Three and Six Months Ended June 30, 2015

Consolidated Results

	Three months ended June 30				Six months ended June 30
Key Metrics (in millions)	2016	2015	Change		2016	2015	Change
Revenue	$198.2	$202.1	(1.9)%		$390.3	$391.9	(0.4)%
Operating income	$44.4	$49.7	(10.7)%		$86.7	$94.3	(8.0)%
Operating margin	22.4%	24.6%	(2.2)	pp	22.2%	24.1%	(1.9)	pp

Cash provided by operating activities	$71.4	$76.9	(7.2)%		$82.8	$113.0	(26.7)%
Capital expenditures	(15.9)	(13.2)	20.5%		(29.4)	(27.6)	6.5%
Free cash flow	$55.5	$63.7	(12.9)%		$53.4	$85.4	(37.5)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue excluding acquisitions and the effect of foreign currency translations (international organic revenue);

•	free cash flow.

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

Consolidated Revenue

	Three months ended June 30			Six months ended June 30
(in millions)	2016	2015	Change	2016	2015	Change
Consolidated revenue	$198.2	$202.1	(1.9)%	$390.3	$391.9	(0.4)%

In the second quarter of 2016, consolidated revenue decreased 1.9% to $198.2 million. Foreign currency movements had a negative effect in the quarter, lowering revenue by approximately $1.6 million.

Revenue from Morningstar Credit Ratings (our structured credit research and ratings business) decreased $5.8 million. Negative trends in industry-wide issuance volume for commercial mortgage-backed securities (CMBS) continued to weigh down revenue for our credit ratings business. Industry-wide issuance volume for CMBS in the first half of 2016 was down nearly 45% compared with the first half of 2015, based on data from Commercial Mortgage Alert.

Revenue also declined for our investment management products and Internet advertising sales on Morningstar.com, though to a lesser extent. While Workplace Solutions and Morningstar Managed Portfolios assets increased, we had some client losses in Institutional Asset Management, Asset Allocation Services, and Manager Selection Services.

Negative results for these products were partially offset by increases in Morningstar Direct, Morningstar Research, and Morningstar Data.

Morningstar Research revenue increased $2.0 million due to new client wins in both equity and manager research. Because our clients have been cautious during this year's market volatility, though, we also experienced more moderate growth rates for licensed-based products such as Morningstar Data and Morningstar Direct. Morningstar Direct revenue rose $2.2 million, reflecting growth in licenses for both new and existing clients. Revenue for Morningstar Data increased $1.8 million, mainly reflecting new contracts and renewals for managed products data.

For the first six months of 2016, consolidated revenue was down 0.4% to $390.3 million, compared with $391.9 million in the same period of 2015. Morningstar Credit Ratings, Morningstar Investment Management, and Internet advertising sales on Morningstar.com were the main negative contributors, partially offset by higher revenue for Morningstar Direct, Morningstar Data, and Morningstar Research.

Revenue from asset-based fees made up approximately 17% of consolidated revenue in the second quarter and first six months of 2016, compared with approximately 15% of consolidated revenue for the same periods in 2015.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the second quarter of 2016, organic revenue declined 1.3% after excluding an unfavorable effect of $1.6 million from foreign currency translations and $0.3 million of incremental revenue from acquisitions.

For the first six months of 2016, organic revenue increased 0.6% after excluding an unfavorable effect of $4.4 million from foreign currency translations and $0.5 million of incremental revenue from acquisitions.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
(in millions)	2016	2015	Change	2016	2015	Change
Consolidated revenue	$198.2	$202.1	(1.9)%	$390.3	$391.9	(0.4)%
Less: acquisitions	(0.3)	—	NMF	(0.5)	—	NMF
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	1.6	—	NMF	4.4	—	NMF
Organic revenue	$199.5	$202.1	(1.3)%	$394.2	$391.9	0.6%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended June 30			Six months ended June 30
(in millions)	2016	2015	Change	2016	2015	Change
United States	$145.3	$151.2	(3.9)%	$287.1	$292.1	(1.7)%

United Kingdom	15.3	16.0	(4.4)%	30.6	30.8	(0.6)%
Continental Europe	15.8	14.4	9.7%	31.3	28.7	9.1%
Australia	8.9	8.0	11.3%	15.8	15.7	0.6%
Canada	6.9	7.1	(2.8)%	13.5	14.0	(3.6)%
Asia	5.0	4.4	13.6%	10.1	8.8	14.8%
Other	1.0	1.0	—%	1.9	1.8	5.6%
Total International	52.9	50.9	3.9%	103.2	99.8	3.4%

Consolidated revenue	$198.2	$202.1	(1.9)%	$390.3	$391.9	(0.4)%

International revenue made up about 26% of our consolidated revenue in the first six months of 2016 and 2015. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $2.0 million, or 3.9%, in the second quarter, and international organic revenue increased 7.1%. For the first six months of 2016, revenue from international operations was up $3.4 million, or 3.4%, and international organic revenue increased 7.8%.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
(in millions)	2016	2015	Change	2016	2015	Change
International revenue	$52.9	$50.9	3.9%	$103.2	$99.8	3.4%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	1.6	—	NMF	4.4	—	NMF
International organic revenue	$54.5	$50.9	7.1%	$107.6	$99.8	7.8%

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
(in millions)	2016	2015	Change		2016	2015	Change
Cost of revenue	$86.1	$83.2	3.5%		$171.4	$161.8	5.9%
% of consolidated revenue	43.4%	41.2%	2.2	pp	43.9%	41.3%	2.6	pp
Sales and marketing	25.7	25.1	2.4%		48.0	50.5	(5.0)%
% of consolidated revenue	13.0%	12.4%	0.6	pp	12.3%	12.9%	(0.6)	pp
General and administrative	24.7	27.8	(11.1)%		50.3	53.9	(6.6)%
% of consolidated revenue	12.5%	13.8%	(1.3)	pp	12.9%	13.8%	(0.9)	pp
Depreciation and amortization	17.3	16.3	5.8%		33.9	31.4	7.7%
% of consolidated revenue	8.7%	8.1%	0.6	pp	8.7%	8.0%	0.7	pp
Total operating expense	$153.8	$152.4	0.9%		$303.6	$297.6	2.0%
% of consolidated revenue	77.6%	75.4%	2.2	pp	77.8%	75.9%	1.9	pp

Consolidated operating expense increased $1.4 million, or 0.9%, in the second quarter of 2016 and $6.0 million, or 2.0%, in the first six months of 2016. Because of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $1.9 million and $4.6 million on operating expense during the second quarter and first six months of 2016, respectively.

Compensation expense (including salaries and other company-sponsored benefits) increased $5.6 million in the second quarter of 2016 and $10.6 million in the first six months of 2016. We had approximately 4,070 employees worldwide as of June 30, 2016, compared with 3,740 as of June 30, 2015. This increase reflects our continued investment in our key growth initiatives and mainly includes technology, client service, sales, and analyst roles in the United States, India, and China. The growth in compensation expense was partially offset by lower bonus expense of $4.6 million in the second quarter of 2016 and $7.5 million in the first six months of 2016. Bonus expense was lower mainly because revenue, which is a major part of our bonus funding formula, declined year over year.

Sales commission expense decreased $1.0 million in the second quarter and $2.7 million in the first six months of 2016, reflecting declines in new sales closed.

Depreciation expense, production expense, and professional fees increased in both periods as we continue to invest in our business. We have also accelerated development of our major software platforms and therefore had an increase in capitalized software development, which reduced operating expense. For the first six months of 2016, we capitalized $12.4 million of software development expense. In comparison, we capitalized a total of $11.4 million of software development expense in the first six months of 2015.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $2.9 million in the second quarter of 2016. Higher salary expense of $5.2 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher company-sponsored benefits and production expense also contributed to the growth in this category.

Partially offsetting these increases was a $2.9 million decrease in bonus expense for the second quarter of 2016, as well as an increase in capitalized software development. During the second quarter of 2016, we capitalized $6.7 million associated with software development activities, an increase from the second quarter of 2015 when we capitalized $5.6 million included in cost of revenue.

For the first six months of 2016, cost of revenue was up $9.6 million. Higher salary expense of $9.4 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher production expense, software subscriptions, company-sponsored benefits, and professional fees also contributed to the growth in this category.

Partially offsetting these increases was a decrease in bonus expense of $4.3 million during the first six months of 2016, as well as an increase in capitalized software development. We capitalized $12.4 million associated with software development activities in the first six months of 2016. In comparison, we capitalized $11.4 million in the first six months of 2015.

As a percentage of revenue, cost of revenue increased by 2.2 percentage points in the second quarter and 2.6 percentage points in the first six months of 2016.

Sales and marketing

Sales and marketing expense increased $0.6 million in the second quarter of 2016, reflecting $0.6 million in additional advertising and marketing expense and $0.4 million in additional compensation expense (including salaries, bonus, and other company-sponsored benefits). Growth in these areas was partly offset by a $0.6 million decrease in commission expense.

For the first six months of 2016, sales and marketing expense was down about $2.5 million. Lower sales commission expense of $2.0 million and lower advertising and marketing expense of $0.3 million were the primary contributors to the decrease.

As a percentage of revenue, sales and marketing expense increased 0.6 percentage points in the second quarter of 2016 and decreased by 0.6 percentage points in the first six months of the year.

General and administrative

General and administrative expense decreased $3.1 million this quarter, mainly because of a $1.4 million decline in bonus expense and a $0.6 million decrease in stock-based compensation expense. Partially offsetting these decreases was an increase of $0.7 million in professional fees in connection with higher legal and compliance costs, mainly related to Morningstar Credit Ratings.

For the first six months of 2016, general and administrative expense was down $3.6 million. Bonus expense was $2.4 million lower during the first six months of the year. Stock-based compensation expense and salary and other compensation expense also decreased during the first half of the year. These decreases were partially offset by an increase of $0.7 million in professional fees in connection with the higher legal and compliance costs mentioned above.

As a percentage of revenue, general and administrative expense decreased 1.3 percentage points in the second quarter of 2016 and 0.9 percentage points in the first six months of the year.

Depreciation and amortization

Depreciation expense rose $1.7 million this quarter, mainly driven by higher capital expenditures for computer equipment and incremental capitalized software development costs from the prior year. Intangible amortization expense decreased $0.7 million.

For the first six months of 2016, depreciation expense was up $3.6 million, largely driven by the same factors that contributed to growth in depreciation in the second quarter of 2016. Intangible amortization expense was down $1.1 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $8.6 million for the remainder of 2016. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense increased 0.6 percentage points in the second quarter of 2016 and 0.7 percentage points in the first six months of the year.

Consolidated Operating Income

	Three months ended June 30				Six months ended June 30
(in millions)	2016	2015	Change		2016	2015	Change
Operating income	$44.4	$49.7	(10.7)%		$86.7	$94.3	(8.0)%
% of revenue	22.4%	24.6%	(2.2)	pp	22.2%	24.1%	(1.9)	pp

Consolidated operating income decreased $5.3 million in the second quarter of 2016, as revenue decreased $3.9 million and operating expense increased $1.4 million. Operating margin was 22.4%, down 2.2 percentage points compared with the second quarter of 2015.

Consolidated operating income decreased $7.6 million in the first six months of 2016 as revenue decreased $1.6 million and operating expense increased $6.0 million. Operating margin was 22.2%, down 1.9 percentage points compared with the first six months of 2015.

Non-Operating Income (Expense), Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Interest income	$0.4	$0.3	$0.8	$0.7
Interest expense	(0.3)	(0.2)	(0.5)	(0.4)
Gain on sale of investments, net	0.3	0.5	0.2	0.4
Other income (expense), net	2.6	—	3.0	(0.4)
Non-operating income, net	$3.0	$0.6	$3.5	$0.3

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in 2014.

Other income (expense), net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income (loss) of unconsolidated entities

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Equity in net income (loss) of unconsolidated entities	$(0.2)	$0.6	$0.3	$1.0

Equity in net income (loss) of unconsolidated entities primarily reflects our interest in Morningstar Japan K.K.

Effective tax rate and income tax expense

	Three months ended June 30		Six months ended June 30
(in millions)	2016	2015	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$47.4	$50.3	$90.2	$94.6
Equity in net income (loss) of unconsolidated entities	(0.2)	0.6	0.3	1.0
Net income attributable to noncontrolling interest	—	—	—	(0.2)
Total	$47.2	$50.9	$90.5	$95.4
Income tax expense	$15.4	$18.7	$30.0	$33.6
Effective tax rate	32.7%	36.7%	33.2%	35.2%

Our effective tax rate in the second quarter and for the first six months of 2016 was 32.7% and 33.2%, a respective decrease of 4.0 and 2.0 percentage points compared with the same periods a year ago. During the second quarter of 2016, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Adoption of the new standard resulted in recognition of excess tax benefits in our provision for income taxes rather than paid in capital, thus decreasing our income tax expense in 2016. Also, the prior period tax expense in 2015 was higher because of changes in enacted tax rates that increased our tax expense attributable to deferred tax liabilities.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents, and investments of $246.2 million, a decrease of $2.4 million compared with $248.6 million as of December 31, 2015. The decrease reflects $38.8 million used to repurchase common stock through our share repurchase program, $32.2 million used for acquisitions and purchases of minority investments, $29.4 million of capital expenditures, and $19.0 million of dividends paid. These items were partially offset by cash provided by operating activities and $40.0 million drawn on our credit facility.

Cash provided by operating activities is our main source of cash. In the first six months of 2016, cash provided by operating activities was $82.8 million, reflecting $98.7 million of net income, adjusted for non-cash items and offset by $15.9 million in negative changes from our net operating assets and liabilities, which included bonus payments of $50.0 million.

In March 2016, we increased our single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes, from $75.0 million to $100.0 million. We had an outstanding principal balance of $75.0 million as of June 30, 2016, leaving borrowing availability of $25.0 million.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy. We invest a portion of our investment balance (approximately $28.0 million, or 64% of our total investments balance as of June 30, 2016) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 21% of our cash, cash equivalents, and investments balance as of June 30, 2016 was held by our operations in the United States, down from about 26% as of December 31, 2015. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2016, our board of directors approved a regular quarterly dividend of 22.0 cents per share payable on July 29, 2016 to shareholders of record as of July 8, 2016. We paid a quarterly dividend of approximately $9.5 million on July 29, 2016.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first six months of 2016, we repurchased a total of 0.5 million shares for $38.8 million. As of June 30, 2016, we have repurchased a total of 9.9 million shares for $662.3 million. The company had approximately $337.7 million available for future repurchases as of June 30, 2016.

We expect to continue making capital expenditures in 2016, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
(in millions)	2016	2015	Change	2016	2015	Change
Cash provided by operating activities	$71.4	$76.9	(7.2)%	$82.8	$113.0	(26.7)%
Capital expenditures	(15.9)	(13.2)	20.5%	(29.4)	(27.6)	6.5%
Free cash flow	$55.5	$63.7	(12.9)%	$53.4	$85.4	(37.5)%

We generated free cash flow of $55.5 million in the second quarter of 2016, a decrease of $8.2 million compared with the second quarter of 2015. The change reflects a $5.5 million decrease in cash provided by operating activities as well as a $2.7 million increase in capital expenditures.

In the first six months of 2016, we generated free cash flow of $53.4 million, a decrease of $32.0 million compared with free cash flow of $85.4 million in the same period of 2015. The decrease reflects a $30.2 million decrease in cash provided by operating activities as well as a $1.8 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2016:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2016	Projected Beneficial Ownership (1)
Steve Kaplan Director	4/28/2016	12/31/2016	6,000	Shares to be sold under the plan on specified dates	—	46,818
David Williams Head of Design	8/21/2015	8/30/2016	5,000	Shares to be sold under the plan if the stock reaches specified prices	3,000	42,527

During the second quarter of 2016, the previously disclosed Rule 10b5-1 sales plans for Bevin Desmond, Bevin Desmond's spouse, Gail Landis, and Paul Sturm completed in accordance with their terms. In July 2016, Jack Noonan terminated his previously disclosed Rule 10b5-1 sales plan.
______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2016, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2016 and restricted stock units that will vest by August 29, 2016. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2016. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2016, our cash, cash equivalents, and investments balance was $246.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2016:

	Six months ended June 30, 2016
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2016	1.1105	1.3393	0.7443	—

Percentage of revenue	5.3%	7.7%	4.4%	9.3%
Percentage of operating income (loss)	8.6%	0.6%	4.4%	(7.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.2)	$(2.4)	$(0.9)	$(1.9)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$—	$(0.2)	$0.5

The table below shows our net investment exposure to foreign currencies as of June 30, 2016:

	As of June 30, 2016
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$82.2	$126.3	$70.4	$145.4
Liabilities	33.1	37.2	49.1	53.3
Net currency position	$49.1	$89.1	$21.3	$92.1

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.9)	$(8.9)	$(2.1)	$(9.2)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2016:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through March 31, 2016	9,880,917	$67.00	9,880,917	$337,736,737
April 1, 2016 - April 30, 2016	—	—	—	$337,736,737
May 1, 2016 - May 31, 2016	—	—	—	$337,736,737
June 1, 2016 - June 30, 2016	—	—	—	$337,736,737
Total	9,880,917	$67.00	9,880,917
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

MORNINGSTAR, INC.

Date: July 29, 2016	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on July 29, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements