Form 10-Q
period 2016-09-30
Morningstar, Inc.
filed 2016-10-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2016, there were 43,058,990 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in millions except per share amounts)	2016	2015	2016	2015

Revenue	$196.1	$195.3	$586.4	$587.2

Operating expense:
Cost of revenue	84.9	83.4	256.3	245.2
Sales and marketing	23.1	23.3	71.1	73.8
General and administrative	25.8	26.0	76.1	79.9
Depreciation and amortization	18.1	16.4	52.0	47.8
Total operating expense	151.9	149.1	455.5	446.7

Operating income	44.2	46.2	130.9	140.5

Non-operating income:
Interest income, net	—	0.2	0.3	0.5
Gain on sale of investments, reclassified from other comprehensive income	0.3	—	0.5	0.4
Other income, net	1.8	1.2	4.8	0.8
Non-operating income, net	2.1	1.4	5.6	1.7

Income before income taxes and equity in net income of unconsolidated entities	46.3	47.6	136.5	142.2

Equity in net income of unconsolidated entities	0.4	0.5	0.7	1.5

Income tax expense	16.5	14.6	46.5	48.2

Consolidated net income	30.2	33.5	90.7	95.5

Net income attributable to noncontrolling interest	—	—	—	(0.2)

Net income attributable to Morningstar, Inc.	$30.2	$33.5	$90.7	$95.3

Net income per share attributable to Morningstar, Inc.:
Basic	$0.70	$0.76	$2.11	$2.15
Diluted	$0.70	$0.76	$2.09	$2.15

Dividends per common share:
Dividends declared per common share	$0.22	$0.19	$0.66	$0.57
Dividends paid per common share	$0.22	$0.19	$0.66	$0.57

Weighted average shares outstanding:
Basic	43.1	44.2	43.0	44.3
Diluted	43.3	44.3	43.3	44.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015

Consolidated net income	$30.2	$33.5	$90.7	$95.5

Other comprehensive loss:
Foreign currency translation adjustment	(1.7)	(12.8)	(9.8)	(23.8)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	0.6	(0.8)	1.1	(1.3)
Reclassification (gains) losses included in net income	0.2	(0.5)	—	(0.2)
Other comprehensive loss	(0.9)	(14.1)	(8.7)	(25.3)

Comprehensive income	29.3	19.4	82.0	70.2
Comprehensive income attributable to noncontrolling interest	—	(0.2)	—	(0.4)
Comprehensive income attributable to Morningstar, Inc.	$29.3	$19.2	$82.0	$69.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in millions except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$219.4	$207.1
Investments	45.7	41.5
Accounts receivable, less allowance of $1.9 and $1.8, respectively	124.3	139.3
Other current assets	23.7	22.0
Total current assets	413.1	409.9
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $203.9 and $169.8, respectively	150.0	134.5
Investments in unconsolidated entities	51.0	35.6
Goodwill	370.7	364.2
Intangible assets, net	65.3	74.2
Other assets	9.4	10.6
Total assets	$1,059.5	$1,029.0

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$35.0	$39.2
Accrued compensation	57.7	80.9
Deferred revenue	144.9	140.7
Short-term debt	60.0	35.0
Other current liabilities	16.6	8.6
Total current liabilities	314.2	304.4
Accrued compensation	9.9	8.9
Deferred tax liability, net	17.3	19.8
Deferred rent	22.6	25.4
Other long-term liabilities	33.5	29.9
Total liabilities	397.5	388.4

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,058,990 and 43,403,076 shares were outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Treasury stock at cost, 9,961,108 and 9,478,449 shares as of September 30, 2016 and December 31, 2015, respectively	(657.3)	(619.8)
Additional paid-in capital	580.8	575.5
Retained earnings	801.5	739.2
Accumulated other comprehensive loss:
Currency translation adjustment	(63.3)	(53.5)
Unrealized loss on available-for-sale investments	—	(1.1)
Total accumulated other comprehensive loss	(63.3)	(54.6)
Total Morningstar, Inc. shareholders’ equity	661.7	640.3
Noncontrolling interest	0.3	0.3
Total equity	662.0	640.6
Total liabilities and equity	$1,059.5	$1,029.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2016

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2015	43,403,076	$—	$(619.8)	$575.5	$739.2	$(54.6)	$0.3	$640.6

Net income		—	—	—	90.7	—	—	90.7
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $1.0		—	—	—	—	1.1	—	1.1
Foreign currency translation adjustment, net		—	—	—	—	(9.8)	—	(9.8)
Other comprehensive loss, net		—	—	—	—	(8.7)	—	(8.7)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	153,699	—	1.3	(5.3)	—	—	—	(4.0)
Stock-based compensation		—	—	10.6	—	—	—	10.6
Common shares repurchased	(497,785)	—	(38.8)	—	—	—	—	(38.8)
Dividends declared		—	—	—	(28.4)	—	—	(28.4)
Balance as of September 30, 2016	43,058,990	$—	$(657.3)	$580.8	$801.5	$(63.3)	$0.3	$662.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in millions)	2016	2015

Operating activities
Consolidated net income	$90.7	$95.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	52.0	47.8
Deferred income taxes	(2.9)	(2.7)
Stock-based compensation expense	10.6	13.5
Provision for bad debt	0.7	0.6
Equity in net income of unconsolidated entities	(0.7)	(1.5)
Other, net	(5.2)	(0.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13.1	9.0
Other assets	(1.4)	(1.1)
Accounts payable and accrued liabilities	(3.9)	1.3
Accrued compensation	(20.8)	(7.3)
Income taxes—current	6.3	20.5
Deferred revenue	4.1	13.1
Deferred rent	(2.7)	—
Other liabilities	3.3	0.4
Cash provided by operating activities	143.2	188.6

Investing activities
Purchases of investments	(24.4)	(28.3)
Proceeds from maturities and sales of investments	21.6	24.8
Capital expenditures	(47.5)	(39.9)
Acquisitions, net of cash acquired	(15.8)	(3.4)
Purchases of equity- and cost-method investments	(16.4)	—
Other, net	—	(6.5)
Cash used for investing activities	(82.5)	(53.3)

Financing activities
Common shares repurchased	(38.8)	(30.1)
Dividends paid	(28.5)	(25.3)
Proceeds from short-term debt	40.0	15.0
Repayment of short-term debt	(15.0)	(45.0)
Proceeds from stock-option exercises	0.4	3.7
Employee taxes paid from withholding of restricted stock units	(4.4)	(4.9)
Other, net	—	0.1
Cash used for financing activities	(46.3)	(86.5)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	(10.3)
Net increase in cash and cash equivalents	12.3	38.5
Cash and cash equivalents—beginning of period	207.1	185.2
Cash and cash equivalents—end of period	$219.4	$223.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$43.3	$27.3
Cash paid for interest	$0.8	$0.3
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$1.5	$(2.2)
Software and equipment obtained under long-term financing arrangement	$9.0	$1.3

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 6, 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC guidance because of ASU No. 2014-09 and ASU No. 2014-16 pursuant to staff announcements at the March 3, 2016 EITF Meeting, which rescinds the following SEC Staff Observer comments from ASC 605, Revenue Recognition, upon an entity's early adoption of ASC 606, Revenue from Contracts with Customers: Revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer (including reseller of the vendor's products). On May 9, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014-09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard.

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

On March 15, 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The new standard is effective for us on January 1, 2017. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We elected to early adopt ASU No. 2016-07 in the quarter ended March 31, 2016. The adoption of ASU No. 2016-07 did not have a material effect on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The new standard is effective for us on January 1, 2017. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We elected to early adopt ASU No. 2016-09 in the quarter ended June 30, 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effective of these changes are required to be recorded. We have elected to continue to estimate forfeiture expected to occur to determine the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash provided by operating activities and net cash used for financing activities of $2.1 million for the nine months ended September 30, 2015. The adoption did not have an impact on net cash provided by operating activities and net cash used for financing activities for the three months ended September 30, 2015. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flow statements because such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid in capital of $0.8 million for the nine months ended September 30, 2016. The adoption did not have a material effect on our previously reported results for the quarter ended March 31, 2016 as most of our stock options and restricted stock units vest in the second quarter.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The new standard is effective for us on January 1, 2018. Early adoption is permitted, including adoption in an interim period, but requires all elements of the amendments to be adopted at once rather than individually. The new standard must be adopted using a retrospective transition method. We are evaluating the effect that ASU No. 2016-15 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

In March 2016, we increased our single-bank revolving credit facility from $75.0 million to $100.0 million. We had an outstanding principal balance of $60.0 million at an interest rate of LIBOR plus 100 basis points as of September 30, 2016, leaving borrowing availability of $40.0 million.

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

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2015 to September 30, 2016:

(in millions)
Balance as of December 31, 2015	$364.2
Acquisitions and foreign currency translation	6.5
Balance as of September 30, 2016	$370.7

We did not record any impairment losses in the first nine months of 2016 or 2015. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2016				As of December 31, 2015
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$28.5	$(27.7)	$0.8	9	$28.3	$(26.7)	$1.6	9
Customer-related assets	137.3	(97.6)	39.7	12	137.5	(92.3)	45.2	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	92.6	(69.8)	22.8	8	89.5	(64.4)	25.1	8
Non-competition agreements	4.8	(2.9)	1.9	5	4.6	(2.4)	2.2	5
Total intangible assets	$263.4	$(198.1)	$65.3	10	$260.1	$(185.9)	$74.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Amortization expense	$4.5	$5.5	$14.3	$16.4

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2016 and subsequent years as follows:

(in millions)
Remainder of 2016 (from October 1 through December 31)	$4.0
2017	13.8
2018	11.7
2019	9.2
2020	5.6
Thereafter	21.0

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30		Nine months ended September 30
(in millions, except per share amounts)	2016	2015	2016	2015

Basic net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$30.2	$33.5	$90.7	$95.3

Weighted average common shares outstanding	43.1	44.2	43.0	44.3

Basic net income per share attributable to Morningstar, Inc.	$0.70	$0.76	$2.11	$2.15

Diluted net income per share attributable to Morningstar, Inc.:
Net income attributable to Morningstar, Inc.	$30.2	$33.5	$90.7	$95.3

Weighted average common shares outstanding	43.1	44.2	43.0	44.3
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.2	0.1	0.3	0.1
Weighted average common shares outstanding for computing diluted income per share	43.3	44.3	43.3	44.4

Diluted net income per share attributable to Morningstar, Inc.	$0.70	$0.76	$2.09	$2.15

The following table shows the number of weighted average restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2016	2015	2016	2015
Weighted average restricted stock units	4	45	8	41
Weighted average performance share awards	—	5	—	7
Total	4	50	8	48

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
United States	$143.5	$145.2	$430.6	$437.3

United Kingdom	15.2	15.6	45.8	46.4
Continental Europe	16.0	14.7	47.3	43.4
Australia	8.3	7.5	24.1	23.2
Canada	7.1	6.6	20.6	20.6
Asia	5.0	4.6	15.1	13.4
Other	1.0	1.1	2.9	2.9
Total International	52.6	50.1	155.8	149.9

Consolidated revenue	$196.1	$195.3	$586.4	$587.2

Long-lived assets by geographical area
	As of September 30	As of December 31
(in millions)	2016	2015
United States	$135.8	$116.9

United Kingdom	7.0	8.6
Continental Europe	2.1	2.2
Australia	0.7	0.9
Canada	0.5	0.7
Asia	3.8	5.2
Other	0.1	—
Total International	14.2	17.6

Consolidated property, equipment, and capitalized software, net	$150.0	$134.5

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

	As of September 30	As of December 31
(in millions)	2016	2015
Available-for-sale	$28.4	$17.3
Held-to-maturity	15.9	15.3
Trading securities	1.4	8.9
Total	$45.7	$41.5

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2016				As of December 31, 2015
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$26.0	$1.3	$(1.2)	$26.1	$17.4	$0.3	$(1.6)	$16.1
Mutual funds	2.2	0.1	—	2.3	1.3	—	(0.1)	1.2
Total	$28.2	$1.4	$(1.2)	$28.4	$18.7	$0.3	$(1.7)	$17.3

Held-to-maturity:
Certificates of deposit	$14.1	$—	$—	$14.1	$15.3	$—	$—	$15.3
Convertible note	1.8	—	—	1.8	—	—	—	—
Total	$15.9	$—	$—	$15.9	$15.3	$—	$—	$15.3

As of September 30, 2016 and December 31, 2015, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$28.2	$28.4	$18.7	$17.3
Total	$28.2	$28.4	$18.7	$17.3

Held-to-maturity:
Due in one year or less	$14.1	$14.1	$15.3	$15.3
Due in one to three years	1.8	1.8	—	—
Total	$15.9	15.9	$15.3	$15.3

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Realized gains	$0.5	$0.1	$1.6	$1.0
Realized losses	(0.2)	(0.1)	(1.1)	(0.6)
Realized gains, net	$0.3	$—	$0.5	$0.4

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Unrealized gains (losses), net	$—	$(0.7)	$0.1	$(1.0)

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis:

	Fair Value	Fair Value Measurements as of September 30, 2016
	as of	Using Fair Value Hierarchy
(in millions)	September 30, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$26.1	$26.1	$—	$—
Mutual funds	2.3	2.3	—	—
Trading securities	1.4	1.4	—	—
Cash equivalents	0.2	0.2	—	—
Total	$30.0	$30.0	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2015
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2015	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$16.1	$16.1	$—	$—
Mutual funds	1.2	1.2	—	—
Trading securities	8.9	8.9	—	—
Cash equivalents	0.2	0.2	—	—
Total	$26.4	$26.4	$—	$—

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of September 30, 2016 and December 31, 2015.

8. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan (the 2011 Plan), which provides for a variety of stock-based awards, including stock options, performance share awards, restricted stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Cost of revenue	$1.5	$2.1	$5.5	$6.2
Sales and marketing	0.3	0.6	1.3	1.7
General and administrative	1.0	1.9	3.8	5.6
Total stock-based compensation expense	$2.8	$4.6	$10.6	$13.5

As of September 30, 2016, the total unrecognized stock-based compensation cost related to outstanding restricted stock units and performance share awards expected to vest was $28.1 million, which we expect to recognize over a weighted average period of 31 months.

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$46.3	$47.6	$136.5	$142.2
Equity in net income of unconsolidated entities	0.4	0.5	0.7	1.5
Net income attributable to noncontrolling interest	—	—	—	(0.2)
Total	$46.7	$48.1	$137.2	$143.5
Income tax expense	$16.5	$14.6	$46.5	$48.2
Effective tax rate	35.3%	30.4%	33.9%	33.6%

Our effective tax rate in the third quarter and for the first nine months of 2016 was 35.3% and 33.9%, a respective increase of 4.9 and 0.3 percentage points compared with the same periods a year ago. During the third quarter of 2015, we recognized additional tax benefits for credits and incentives. We also recognized a deferred tax asset for net operating losses for certain of our foreign operations that we expect will be utilized over time based upon recent financial performance and forecasted taxable income. Both of these items reduced our effective tax rate in the third quarter of 2015.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2016 and December 31, 2015, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
(in millions)	2016	2015
Gross unrecognized tax benefits	$18.7	$14.5
Gross unrecognized tax benefits that would affect income tax expense	$14.7	$10.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.4	$9.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2016	2015
Current liability	$7.1	$4.2
Non-current liability	7.4	6.0
Total liability for unrecognized tax benefits	$14.5	$10.2

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 80% of our cash, cash equivalents, and investments balance as of September 30, 2016 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

10. Contingencies

We are involved in legal proceedings and litigation that have arisen in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

As of September 30, 2016, we had repurchased a total of 9,880,917 shares for $662.3 million under this authorization, leaving approximately $337.7 million available for future repurchases.

12. Subsequent Events

On October 14, 2016, we announced that the company had entered into a definitive agreement to acquire PitchBook Data, Inc. (PitchBook). PitchBook delivers data, research, and technology covering the breadth of the private capital markets, including venture capital, private equity, and mergers and acquisitions.

Morningstar owned approximately 20% of PitchBook as of September 30, 2016. We expect to pay approximately $180.0 million (subject to working capital adjustments) for the remaining ownership interest based on the terms of the definitive agreement. This agreed upon purchase price values PitchBook at approximately $225.0 million. Subject to customary closing conditions, we anticipate the transaction will close in the fourth quarter of 2016.

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

Industry Overview

Despite ongoing economic and political uncertainty, equity markets closed out the quarter with above-average returns. The Morningstar U.S. Market Index, a broad market benchmark, was up 4.3% for the third quarter of 2016, while the Global Ex-U.S. Index finished the quarter up 7.1%.

U.S. mutual fund assets stood at $16.4 trillion in August 2016, based on data from the Investment Company Institute (ICI), compared with $15.6 trillion in August 2015. Based on Morningstar's estimated asset flow data, investors added about $81.0 billion to long-term open-end and exchange-traded funds (ETFs) during the third quarter of 2016, compared with net outflows of about $23.0 billion in the third of quarter of 2015. Continuing a long-term trend, investors continued to shift assets in favor of lower-cost, passively managed vehicles. For the trailing 12 months ended September 30, 2016, actively managed funds had net outflows of more than $275 billion, while passively managed vehicles had net inflows of more than $455 billion.

Assets in exchange-traded funds totaled $2.4 trillion in August 2016, up from $2.0 trillion in August 2015, based on data from the ICI.

We believe the business environment for the financial services industry remains challenging. Low interest rates and the industrywide shift to passive investment management have continued to put pressure on spending for many asset management firms. In addition, new issuance volume for commercial mortgage-backed securities has declined significantly in 2016, although it showed some signs of improvement during the third quarter.

Recent regulatory changes—particularly the new U.S. Department of Labor fiduciary standard scheduled to go into effect in April 2017—are also creating uncertainty for many financial advisors and asset management firms. We believe this conflict-of-interest, or fiduciary standard, rule may have far-reaching effects on the financial results and business models of investment product manufacturers and wealth management firms, including potential consolidation among asset management firms. We believe Morningstar is well-positioned to help financial advisors and asset managers meet these new requirements, and we have a broad range of solutions to help them determine, demonstrate, and document that their advice is in the best interest of the investor.

Recent Developments

On October 14, 2016, we announced that the company had entered into a definitive agreement to acquire PitchBook Data, Inc. (PitchBook). PitchBook delivers data, research, and technology covering the breadth of the private capital markets, including venture capital, private equity, and mergers and acquisitions.

Morningstar owned approximately 20% of PitchBook as of September 30, 2016. We expect to pay approximately $180.0 million (subject to working capital adjustments) for the remaining ownership interest. This purchase price values PitchBook at approximately $225.0 million. Subject to customary closing conditions, we anticipate the transaction will close in the fourth quarter of 2016.

We intend to fund the acquisition by increasing the principal amount available for borrowing under our revolving credit facility to $300.0 million and extending the term of this facility to three years.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of September 30
	2016	2015		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	118,375	121,802		(2.8)%
Morningstar.com registered users (U.S.)	8,811,646	8,452,445		4.2%
Advisor Workstation clients (U.S.)	178	186		(4.3)%
Morningstar Office licenses (U.S.)	4,606	4,256		8.2%
Morningstar Direct licenses	12,243	11,111		10.2%
Assets under advisement and management (approximate) ($bil) (1)
Workplace Solutions (Retirement)
Managed Accounts (2)	$47.5	$39.4		20.6%
Plan Sponsor Advice	33.5	28.6		17.1%
Custom Models	22.4	17.7		26.6%
Workplace Solutions (total)	$103.4	$85.7		20.7%
Morningstar Investment Management
Morningstar Managed Portfolios (3)	$29.0	$24.6		17.9%
Institutional Asset Management	60.0	58.1		3.3%
Asset Allocation Services	7.6	6.9	(4)	10.1%
Manager Selection Services	1.3	2.1		(38.1)%
Morningstar Investment Management (total)	$97.9	$91.7		6.8%

Our employees (approximate)
Worldwide headcount	4,220	3,830		10.2%

	Three months ended September 30				Nine months ended September 30
(in millions)	2016	2015		Change	2016	2015		Change
Key product revenue (5)
Morningstar Data	$38.0	$35.6		6.6%	$112.8	$106.0		6.4%
Morningstar Direct	27.9	25.4		9.6%	82.2	75.0		9.6%
Morningstar Investment Management (6)	24.7	24.6		0.2%	73.7	74.8		(1.5)%
Morningstar Advisor Workstation	20.7	20.2	(7)	2.9%	62.0	60.6	(7)	2.3%
Workplace Solutions	17.6	16.2		8.7%	50.5	48.2		4.8%

Revenue by Type (5)
License-based (8)	$142.2	$136.8		3.9%	$423.7	$407.9		3.8%
Asset-based (9)	43.1	41.1		5.0%	125.3	124.0		1.1%

Transaction-based (10)	10.8	17.4	(37.8)%	37.4	55.3	(32.3)%

Other Metrics
Average assets under management and advisement ($bil)	$193.6	$178.8	8.3%	$187.0	$176.8	5.8%
Number of commercial mortgage-backed securities (CMBS) new-issue ratings completed	4	17	(76.5)%	13	45	(71.1)%
Asset value of CMBS new-issue ratings ($bil)	$2.3	$13.5	(83.0)%	$8.6	$38.0	(77.4)%

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

(4) Revised to include assets from Ibbotson Associates Japan K.K.

(5) Key product revenue and revenue by type includes the effect of foreign currency translations.

(6) New product classification consisting of Morningstar Managed Portfolios, Institutional Asset Management, Asset Allocation Services, and Manager Selection Services.

(7) Revised to exclude Morningstar Office.

(8) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, and other similar products.

(9) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(10) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

Three and Nine Months Ended September 30, 2016 vs. Three and Nine Months Ended September 30, 2015

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics (in millions)	2016	2015	Change		2016	2015	Change
Revenue	$196.1	$195.3	0.4%		$586.4	$587.2	(0.1)%
Operating income	$44.2	$46.2	(4.6)%		$130.9	$140.5	(6.9)%
Operating margin	22.5%	23.7%	(1.2)	pp	22.3%	23.9%	(1.6)	pp

Cash provided by operating activities	$60.4	$75.6	(20.1)%		$143.2	$188.6	(24.1)%
Capital expenditures	(18.1)	(12.3)	47.2%		(47.5)	(39.9)	19.0%
Free cash flow	$42.3	$63.3	(33.2)%		$95.7	$148.7	(35.6)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue excluding acquisitions and the effect of foreign currency translations (international organic revenue); and

•	free cash flow.

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

Consolidated Revenue

	Three months ended September 30			Nine months ended September 30
(in millions)	2016	2015	Change	2016	2015	Change
Consolidated revenue	$196.1	$195.3	0.4%	$586.4	$587.2	(0.1)%

In the third quarter of 2016, consolidated revenue increased 0.4% to $196.1 million. Foreign currency movements had a negative effect in the quarter, lowering revenue by approximately $1.9 million.

During the third quarter, we experienced more moderate growth rates for license-based products such as Morningstar Data and Morningstar Direct. Revenue from Morningstar Direct rose $2.4 million, reflecting growth in licenses for both new and existing clients. Morningstar Data revenue also increased $2.4 million, mainly reflecting new contracts and renewals for managed products data.

Products and services that mainly generate revenue from asset-based fees increased $2.0 million during the third quarter, mainly driven by strong growth in Workplace Solutions and Morningstar Managed Portfolios.

Positive results for these products were offset by decreases in Morningstar Credit Ratings (our structured credit research and ratings business) and Internet advertising sales on Morningstar.com.

Revenue from Morningstar Credit Ratings decreased $5.0 million. Negative trends in industry-wide issuance volume for commercial mortgage-backed securities (CMBS) continued to weigh down revenue for our credit ratings business. Industry-wide issuance volume for CMBS in the first nine months of 2016 was down about 40% compared with the first nine months of 2015, based on data from Commercial Mortgage Alert, but showed some signs of improvement during the third quarter. In addition to negative trends in issuance volume, competitive conditions have also created some revenue pressure for us in this area.

Separately, the Securities and Exchange Commission recently authorized an expansion of the registration for Morningstar Credit Ratings to rate corporate issuers and financial institutions as a nationally recognized statistical rating organization (NRSRO). This development will help us bring our investor-focused approach to a much broader portion of the U.S. fixed-income markets.

Revenue also declined for Internet advertising sales on Morningstar.com as advertisers have been shifting to programmatic buying platforms that target users on other sites.

For the first nine months of 2016, consolidated revenue was down 0.1% to $586.4 million, compared with $587.2 million in the same period of 2015. Morningstar Credit Ratings, Internet advertising sales on Morningstar.com, and Morningstar Investment Management were the main negative contributors, partially offset by higher revenue for Morningstar Direct, Morningstar Data, and Morningstar Research.

Revenue from asset-based fees made up approximately 17% of consolidated revenue in the third quarter and first nine months of 2016, compared with approximately 15% of consolidated revenue for the same periods in 2015.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the third quarter of 2016, organic revenue increased 1.1% after excluding an unfavorable effect of $1.9 million from foreign currency translations and $0.5 million of incremental revenue from acquisitions.

For the first nine months of 2016, organic revenue increased 0.8% after excluding an unfavorable effect of $6.3 million from foreign currency translations and $1.0 million of incremental revenue from acquisitions.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
(in millions)	2016	2015	Change	2016	2015	Change
Consolidated revenue	$196.1	$195.3	0.4%	$586.4	$587.2	(0.1)%
Less: acquisitions	(0.5)	—	NMF	(1.0)	—	NMF
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	1.9	—	NMF	6.3	—	NMF
Organic revenue	$197.5	$195.3	1.1%	$591.7	$587.2	0.8%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended September 30			Nine months ended September 30
(in millions)	2016	2015	Change	2016	2015	Change
United States	$143.5	$145.2	(1.2)%	$430.6	$437.3	(1.5)%

United Kingdom	15.2	15.6	(2.6)%	45.8	46.4	(1.3)%
Continental Europe	16.0	14.7	8.8%	47.3	43.4	9.0%
Australia	8.3	7.5	10.7%	24.1	23.2	3.9%
Canada	7.1	6.6	7.6%	20.6	20.6	—%
Asia	5.0	4.6	8.7%	15.1	13.4	12.7%
Other	1.0	1.1	(9.1)%	2.9	2.9	—%
Total International	52.6	50.1	5.0%	155.8	149.9	3.9%

Consolidated revenue	$196.1	$195.3	0.4%	$586.4	$587.2	(0.1)%

International revenue made up about 26% of our consolidated revenue in the first nine months of 2016 and 2015. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $2.5 million, or 5.0%, in the third quarter, and international organic revenue increased 8.8%. For the first nine months of 2016, revenue from international operations was up $5.9 million, or 3.9%, and international organic revenue increased 8.1%.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
(in millions)	2016	2015	Change	2016	2015	Change
International revenue	$52.6	$50.1	5.0%	$155.8	$149.9	3.9%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	—	—	—	—	—
Unfavorable effect of foreign currency translations	1.9	—	NMF	6.3	—	NMF
International organic revenue	$54.5	$50.1	8.8%	$162.1	$149.9	8.1%

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
(in millions)	2016	2015	Change		2016	2015	Change
Cost of revenue	$84.9	$83.4	2.0%		$256.3	$245.2	4.6%
% of consolidated revenue	43.3%	42.7%	0.6	pp	43.7%	41.8%	1.9	pp
Sales and marketing	23.1	23.3	(1.1)%		71.1	73.8	(3.7)%
% of consolidated revenue	11.8%	11.9%	(0.1)	pp	12.1%	12.6%	(0.5)	pp
General and administrative	25.8	26.0	(1.0)%		76.1	79.9	(4.8)%
% of consolidated revenue	13.2%	13.3%	(0.1)	pp	13.0%	13.6%	(0.6)	pp
Depreciation and amortization	18.1	16.4	10.8%		52.0	47.8	8.8%
% of consolidated revenue	9.2%	8.4%	0.8	pp	8.9%	8.1%	0.8	pp
Total operating expense	$151.9	$149.1	2.0%		$455.5	$446.7	2.0%
% of consolidated revenue	77.5%	76.3%	1.2	pp	77.7%	76.1%	1.6	pp

Consolidated operating expense increased $2.8 million, or 2.0%, in the third quarter of 2016 and $8.8 million, or 2.0%, in the first nine months of 2016. Because of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $2.5 million and $7.1 million on operating expense during the third quarter and first nine months of 2016, respectively.

Compensation expense (including salaries and other company-sponsored benefits) increased $7.7 million in the third quarter of 2016 and $18.4 million in the first nine months of 2016. We had approximately 4,220 employees worldwide as of September 30, 2016, compared with 3,830 as of September 30, 2015. This increase reflects our continued investment in our key growth initiatives and mainly includes technology, sales, and analyst roles in the United States, India, and China. The growth in compensation expense was partially offset by lower bonus expense of $3.3 million in the third quarter of 2016 and $10.8 million in the first nine months of 2016. Bonus expense was lower mainly because revenue, which is a major part of our bonus funding formula, grew modestly during the third quarter and declined slightly year over year.

Sales commission expense decreased $1.0 million in the third quarter and $3.8 million in the first nine months of 2016, reflecting declines in new sales closed.

Depreciation expense, professional fees, and production expense increased in both periods as we continue to invest in our business. We have also accelerated development of our major software platforms and therefore had an increase in capitalized software development, which reduced operating expense. For the first nine months of 2016, we capitalized $19.2 million of software development expense. In comparison, we capitalized a total of $16.4 million of software development expense in the first nine months of 2015.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $1.5 million in the third quarter of 2016. Higher salary expense of $5.6 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher company-sponsored benefits and software subscriptions also contributed to the growth in this category.

Partially offsetting these increases was a $3.0 million decrease in bonus expense for the third quarter of 2016, as well as an increase in capitalized software development. During the third quarter of 2016, we capitalized $6.8 million associated with software development activities, an increase from the third quarter of 2015 when we capitalized $5.0 million included in cost of revenue.

For the first nine months of 2016, cost of revenue was up $11.1 million. Higher salary expense of $15.1 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher production expense, software subscriptions, company-sponsored benefits, and professional fees also contributed to the growth in this category.

Partially offsetting these increases was a decrease in bonus expense of $7.3 million during the first nine months of 2016, as well as an increase in capitalized software development. We capitalized $19.2 million associated with software development activities in the first nine months of 2016. In comparison, we capitalized $16.4 million in the first nine months of 2015.

As a percentage of revenue, cost of revenue increased 0.6 percentage points in the third quarter and 1.9 percentage points in the first nine months of 2016.

Sales and marketing

Sales and marketing expense decreased $0.2 million in the third quarter of 2016, reflecting a $1.1 million decrease in sales commission expense partially offset by increases in advertising and marketing expense and professional fees.

For the first nine months of 2016, sales and marketing expense was down about $2.7 million. Lower sales commission expense of $3.1 million and lower bonus expense of $0.9 million were the primary contributors to the decrease. Partly offsetting these decreases was an increase in professional fees.

As a percentage of revenue, sales and marketing expense decreased 0.1 percentage points in the third quarter of 2016 and 0.5 percentage points in the first nine months of the year.

General and administrative

General and administrative expense decreased $0.2 million this quarter, mainly because of a $0.9 million decline in both rent expense and stock-based compensation expense. Bonus and travel expense also decreased during the quarter. Partially offsetting these decreases was an increase of $1.7 million in professional fees in connection with higher legal and compliance costs and other company initiatives. Compensation expense (including salaries and other company sponsored benefits) also increased $0.7 million.

For the first nine months of 2016, general and administrative expense was down $3.8 million. Bonus expense was $2.7 million lower during the first nine months of the year. Stock-based compensation expense and rent expense also decreased during the first nine months of the year. These decreases were partially offset by an increase of $2.3 million in professional fees in connection with the higher legal and compliance costs and other company initiatives.

As a percentage of revenue, general and administrative expense decreased 0.1 percentage points in the third quarter of 2016 and 0.6 percentage points in the first nine months of the year.

Depreciation and amortization

Depreciation expense rose $2.7 million this quarter, mainly driven by higher capital expenditures for computer equipment and incremental capitalized software development costs from the prior year. Intangible amortization expense decreased $1.0 million.

For the first nine months of 2016, depreciation expense was up $6.3 million, largely driven by the same factors that contributed to growth in depreciation in the third quarter of 2016. Intangible amortization expense was down $2.1 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $4.0 million for the remainder of 2016. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense increased 0.8 percentage points in both the third quarter and first nine months of 2016.

Consolidated Operating Income

	Three months ended September 30				Nine months ended September 30
(in millions)	2016	2015	Change		2016	2015	Change
Operating income	$44.2	$46.2	(4.6)%		$130.9	$140.5	(6.9)%
% of revenue	22.5%	23.7%	(1.2)	pp	22.3%	23.9%	(1.6)	pp

Consolidated operating income decreased $2.0 million in the third quarter of 2016, as revenue increased $0.8 million and operating expense increased $2.8 million. Operating margin was 22.5%, down 1.2 percentage points compared with the third quarter of 2015.

Consolidated operating income decreased $9.6 million in the first nine months of 2016 as revenue decreased $0.8 million and operating expense increased $8.8 million. Operating margin was 22.3%, down 1.6 percentage points compared with the first nine months of 2015.

Non-Operating Income, Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Interest income	$0.4	$0.3	$1.2	$1.0
Interest expense	(0.4)	(0.1)	(0.9)	(0.5)
Gain on sale of investments, net	0.3	—	0.5	0.4
Other income, net	1.8	1.2	4.8	0.8
Non-operating income, net	$2.1	$1.4	$5.6	$1.7

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on the credit facility we established in 2014.

Other income, net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income of unconsolidated entities

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Equity in net income of unconsolidated entities	$0.4	$0.5	$0.7	$1.5

Equity in net income of unconsolidated entities primarily reflects our interest in Morningstar Japan K.K.

Effective tax rate and income tax expense

	Three months ended September 30		Nine months ended September 30
(in millions)	2016	2015	2016	2015
Income before income taxes and equity in net income of unconsolidated entities	$46.3	$47.6	$136.5	$142.2
Equity in net income of unconsolidated entities	0.4	0.5	0.7	1.5
Net income attributable to noncontrolling interest	—	—	—	(0.2)
Total	$46.7	$48.1	$137.2	$143.5
Income tax expense	$16.5	$14.6	$46.5	$48.2
Effective tax rate	35.3%	30.4%	33.9%	33.6%

Our effective tax rate in the third quarter and for the first nine months of 2016 was 35.3% and 33.9%, a respective increase of 4.9 and 0.3 percentage points compared with the same periods a year ago. During the third quarter of 2015, we recognized additional tax benefits for credits and incentives. We also recognized a deferred tax asset for net operating losses for certain of our foreign operations that we expect will be utilized over time based upon recent financial performance and forecasted taxable income. Both of these items reduced our effective tax rate in the third quarter of 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents, and investments of $265.1 million, an increase of $16.5 million compared with $248.6 million as of December 31, 2015. The increase reflects cash provided by operating activities and $25.0 million of net borrowings under our credit facility. These items were partially offset by $38.8 million used to repurchase common stock through our share repurchase program, $32.2 million used for acquisitions and purchases of minority investments, $47.5 million of capital expenditures, $28.5 million of dividends paid.

Cash provided by operating activities is our main source of cash. In the first nine months of 2016, cash provided by operating activities was $143.2 million, reflecting $145.2 million of net income, adjusted for non-cash items and offset by $2.0 million in negative changes from our net operating assets and liabilities, which included bonus payments of $50.0 million.

In March 2016, we increased our single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes, from $75.0 million to $100.0 million. We had an outstanding principal balance of $60.0 million as of September 30, 2016, leaving borrowing availability of $40.0 million. In connection with the closing of the PitchBook acquisition, we intend to fund this transaction by increasing the principal amount available for borrowing under our revolving credit facility to $300.0 million and extending the term of this facility to three years.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments. We maintain a conservative investment policy. We invest a portion of our investment balance (approximately $29.7 million, or 65% of our total investments balance as of September 30, 2016) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 20% of our cash, cash equivalents, and investments balance as of September 30, 2016 was held by our operations in the United States, down from about 26% as of December 31, 2015. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In September 2016, our board of directors approved a regular quarterly dividend of 22.0 cents per share payable on October 28, 2016 to shareholders of record as of October 11, 2016. We paid a quarterly dividend of approximately $9.5 million on October 28, 2016.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first nine months of 2016, we repurchased a total of 0.5 million shares for $38.8 million. As of September 30, 2016, we have repurchased a total of 9.9 million shares for $662.3 million. The company had approximately $337.7 million available for future repurchases as of September 30, 2016.

We expect to continue making capital expenditures in 2016, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
(in millions)	2016	2015	Change	2016	2015	Change
Cash provided by operating activities	$60.4	$75.6	(20.1)%	$143.2	$188.6	(24.1)%
Capital expenditures	(18.1)	(12.3)	47.2%	(47.5)	(39.9)	19.0%
Free cash flow	$42.3	$63.3	(33.2)%	$95.7	$148.7	(35.6)%

We generated free cash flow of $42.3 million in the third quarter of 2016, a decrease of $21.0 million compared with the third quarter of 2015. The change reflects a $15.2 million decrease in cash provided by operating activities as well as a $5.8 million increase in capital expenditures.

In the first nine months of 2016, we generated free cash flow of $95.7 million, a decrease of $53.0 million compared with free cash flow of $148.7 million in the same period of 2015. The decrease reflects a $45.4 million decrease in cash provided by operating activities as well as a $7.6 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2016:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2016	Projected Beneficial Ownership (1)
Steve Kaplan Director	4/28/2016	12/31/2016	6,000	Shares to be sold under the plan on specified dates	—	46,818
David Williams Head of Design	8/16/2016	12/31/2017	3,800	Shares to be sold under the plan if the stock reaches specified prices	—	40,727

During the third quarter of 2016, the previously disclosed Rule 10b5-1 sales plans for David Williams completed in accordance with its terms.
______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2016, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2016 and restricted stock units that will vest by November 29, 2016. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2016. Each director and executive officer identified in the table may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2016, our cash, cash equivalents, and investments balance was $265.1 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2016:

	Nine months ended September 30, 2016
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2016	1.1212	1.2971	0.7636	—

Percentage of revenue	5.3%	7.8%	4.0%	9.4%
Percentage of operating income (loss)	9.1%	1.2%	3.3%	(6.9)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.0)	$(7.4)	$(1.8)	$(4.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.1)	$(0.2)	$(0.3)	$1.5

The table below shows our net investment exposure to foreign currencies as of September 30, 2016:

	As of September 30, 2016
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$77.6	$128.8	$74.4	$153.3
Liabilities	32.7	33.8	51.1	58.1
Net currency position	$44.9	$95.0	$23.3	$95.2

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.5)	$(9.5)	$(2.3)	$(9.5)

Item 4.	Controls and Procedures

(a)	Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2016:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through June 30, 2016	9,880,917	$67.00	9,880,917	$337,736,737
July 1, 2016 - July 31, 2016	—	—	—	$337,736,737
August 1, 2016 - August 31, 2016	—	—	—	$337,736,737
September 1, 2016 - September 30, 2016	—	—	—	$337,736,737
Total	9,880,917	$67.00	9,880,917
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

MORNINGSTAR, INC.

Date: October 28, 2016	By:	/s/ Stéphane Biehler
Stéphane Biehler
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
3.2	By-laws of Morningstar, Inc., as in effect on September 30, 2016, are incorporated by reference to Exhibit 3.2.1 to our Current Report on Form 8-K that we filed with the SEC on October 4, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on October 28, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements