Form 10-Q
period 2017-03-31
Morningstar, Inc.
filed 2017-04-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2017, there were 42,930,624 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in millions except per share amounts)	2017	2016

Revenue	$209.5	$192.1

Operating expense:
Cost of revenue	97.0	85.3
Sales and marketing	32.4	22.3
General and administrative	30.2	25.6
Depreciation and amortization	21.5	16.6
Total operating expense	181.1	149.8

Operating income	28.4	42.3

Non-operating income (expense):
Interest income (expense), net	(0.9)	0.2
Gain on sale of investments, reclassified from other comprehensive income	0.5	(0.1)
Other income (expense), net	(0.9)	0.4
Non-operating income (expense), net	(1.3)	0.5

Income before income taxes and equity in net income (loss) of unconsolidated entities	27.1	42.8

Equity in net income (loss) of unconsolidated entities	(0.8)	0.5

Income tax expense	8.3	14.6

Consolidated net income	$18.0	$28.7

Net income per share:
Basic	$0.42	$0.67
Diluted	$0.42	$0.67

Dividends per common share:
Dividends declared per common share	$0.23	$0.22
Dividends paid per common share	$0.23	$0.22

Weighted average shares outstanding:
Basic	42.9	43.0
Diluted	43.2	43.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in millions)	2017	2016

Consolidated net income	$18.0	$28.7

Other comprehensive income:
Foreign currency translation adjustment	7.4	4.5
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	1.6	0.5
Reclassification (gains) losses included in net income	(0.3)	0.1
Other comprehensive income	8.7	5.1

Comprehensive income	$26.7	$33.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in millions except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$265.8	$259.1
Investments	51.7	44.9
Accounts receivable, less allowance of $2.2 and $2.1, respectively	142.3	145.8
Other current assets	26.3	22.2
Total current assets	486.1	472.0
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $230.5 and $214.8, respectively	149.8	152.1
Investments in unconsolidated entities	39.2	40.3
Goodwill	558.3	556.8
Intangible assets, net	114.7	120.9
Other assets	7.5	8.8
Total assets	$1,355.6	$1,350.9

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$47.1	$44.6
Accrued compensation	46.1	71.7
Deferred revenue	187.9	165.4
Other current liabilities	18.8	13.2
Total current liabilities	299.9	294.9
Accrued compensation	10.7	10.3
Deferred tax liability, net	36.3	38.2
Long-term debt	235.0	250.0
Deferred rent	24.2	24.8
Other long-term liabilities	30.8	35.9
Total liabilities	636.9	654.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,930,624 and 42,932,994 shares were outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Treasury stock at cost, 10,109,043 and 10,106,249 shares as of March 31, 2017 and December 31, 2016, respectively	(668.1)	(667.9)
Additional paid-in capital	589.3	584.0
Retained earnings	870.0	861.9
Accumulated other comprehensive loss:
Currency translation adjustment	(73.9)	(81.3)
Unrealized gain (loss) on available-for-sale investments	1.1	(0.2)
Total accumulated other comprehensive loss	(72.8)	(81.5)
Total Morningstar, Inc. shareholders’ equity	718.4	696.5
Noncontrolling interest	0.3	0.3
Total equity	718.7	696.8
Total liabilities and equity	$1,355.6	$1,350.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2017

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2016	42,932,994	$—	$(667.9)	$584.0	$861.9	$(81.5)	$0.3	$696.8

Net income		—	—	—	18.0	—	—	18.0
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.6		—	—	—	—	1.6	—	1.6
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.3)	—	(0.3)
Foreign currency translation adjustment, net		—	—	—	—	7.4	—	7.4
Other comprehensive income, net		—	—	—	—	8.7	—	8.7
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	424	—	—	—	—	—	—	—
Stock-based compensation		—	—	5.3	—	—	—	5.3
Common shares repurchased	(2,794)	—	(0.2)	—	—	—	—	(0.2)
Dividends declared		—	—	—	(9.9)	—	—	(9.9)
Balance as of March 31, 2017	42,930,624	$—	$(668.1)	$589.3	$870.0	$(72.8)	$0.3	$718.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in millions)	2017	2016

Operating activities
Consolidated net income	$18.0	$28.7
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	21.5	16.6
Deferred income taxes	(2.3)	(2.2)
Stock-based compensation expense	5.3	4.0
Provision for (recoveries of) bad debt	0.5	(0.2)
Equity in net income (loss) of unconsolidated entities	0.8	(0.5)
Other, net	0.4	(0.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4.0	(7.8)
Other assets	(6.6)	(5.2)
Accounts payable and accrued liabilities	2.3	2.2
Accrued compensation	(25.7)	(41.2)
Income taxes—current	6.6	(1.4)
Deferred revenue	22.1	19.3
Deferred rent	(0.5)	(0.8)
Other liabilities	0.1	0.2
Cash provided by operating activities	46.5	11.4

Investing activities
Purchases of investments	(9.2)	(9.2)
Proceeds from maturities and sales of investments	5.7	10.2
Capital expenditures	(14.3)	(13.5)
Acquisitions, net of cash acquired	—	(2.5)
Purchases of equity- and cost-method investments	(0.2)	(13.1)
Other, net	0.5	—
Cash used for investing activities	(17.5)	(28.1)

Financing activities
Common shares repurchased	(0.9)	(38.8)
Dividends paid	(9.9)	(9.5)
Proceeds from short-term debt	—	40.0
Repayment of long-term debt	(15.0)	—
Proceeds from stock-option exercises	—	0.4
Other, net	(0.2)	—
Cash used for financing activities	(26.0)	(7.9)

Effect of exchange rate changes on cash and cash equivalents	3.7	2.7
Net increase (decrease) in cash and cash equivalents	6.7	(21.9)
Cash and cash equivalents—beginning of period	259.1	207.1
Cash and cash equivalents—end of period	$265.8	$185.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.1	$18.2
Cash paid for interest	$1.2	$0.2
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$1.8	$0.8

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017 (our Annual Report).

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

On March 17, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction and whether an entity reports revenue on a gross or net basis. On April 14, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provides guidance on identifying performance obligations and accounting for licenses of intellectual property. On May 6, 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC guidance because of ASU No. 2014-09 and ASU No. 2014-16 pursuant to staff announcements at the March 3, 2016 EITF Meeting, which rescinds the following SEC Staff Observer comments from ASC 605, Revenue Recognition, upon an entity's early adoption of ASC 606, Revenue from Contracts with Customers: Revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer (including a reseller of the vendor's products). On May 9, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which makes narrow-scope amendments to ASU No. 2014-09 and provides practical expedients to simplify the transition to the new standard and clarify certain aspects of the standard. On December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes narrow-scope amendments to ASU No. 2014-09.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are evaluating the effect that ASU No. 2017-04 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

Our credit agreement provides us with a three-year credit facility with a borrowing capacity of up to $300.0 million. The credit agreement also provides for issuance of up to $25.0 million of letters of credit under the revolving credit facility.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2017.

We had an outstanding principal balance of $235.0 million at a one-month LIBOR interest rate plus 100 basis points as of March 31, 2017, leaving borrowing availability of $65.0 million.

4. Acquisitions, Goodwill, and Other Intangible Assets

2017 Acquisitions

We did not complete any acquisitions in the first quarter of 2017.

2016 Acquisitions

In the first quarter of 2017, we did not make any significant changes to the preliminary purchase price allocation related to our acquisition of PitchBook Data, Inc. compared with the preliminary estimates at December 31, 2016.

As of March 31, 2017, the primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities, include the fair values of acquired intangible assets and related deferred tax liabilities, assumed deferred revenue, and assumed tax assets and liabilities.

Additional information concerning this acquisition can be found in the Notes to our Consolidated Financial Statements included in our Annual Report.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2016 to March 31, 2017:

(in millions)
Balance as of December 31, 2016	$556.8
Adjustments to purchase price allocation and foreign currency translation	1.5
Balance as of March 31, 2017	$558.3

We did not record any impairment losses in the first three months of 2017 or 2016. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2017				As of December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.2	$(28.0)	$3.2	9	$30.9	$(27.4)	$3.5	9
Customer-related assets	152.8	(100.0)	52.8	12	152.0	(97.7)	54.3	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	133.6	(76.8)	56.8	7	133.2	(72.1)	61.1	7
Non-competition agreements	5.1	(3.3)	1.8	5	5.0	(3.1)	1.9	5
Total intangible assets	$322.9	$(208.2)	$114.7	10	$321.3	$(200.4)	$120.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
(in millions)	2017	2016
Amortization expense	$6.5	$5.1

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2017 and subsequent years as follows:

(in millions)
Remainder of 2017 (from April 1 through December 31)	$17.9
2018	22.4
2019	19.8
2020	16.2
2021	12.8
Thereafter	25.6

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31
(in millions, except per share amounts)	2017	2016

Basic net income per share:
Consolidated net income	$18.0	$28.7

Weighted average common shares outstanding	42.9	43.0

Basic net income per share	$0.42	$0.67

Diluted net income per share:
Consolidated net income	$18.0	$28.7

Weighted average common shares outstanding	42.9	43.0
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.3	0.1
Weighted average common shares outstanding for computing diluted income per share	43.2	43.1

Diluted net income per share	$0.42	$0.67

The number of weighted average restricted stock units and performance share awards excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive was immaterial during the periods presented.

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

The accounting policies for our single reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended March 31
(in millions)	2017	2016
United States	$156.9	$141.8

United Kingdom	14.9	15.3
Continental Europe	16.3	15.5
Australia	8.1	6.9
Canada	7.3	6.6
Asia	4.9	5.1
Other	1.1	0.9
Total International	52.6	50.3

Consolidated revenue	$209.5	$192.1

Long-lived assets by geographical area
	As of March 31	As of December 31
(in millions)	2017	2016
United States	$136.7	$139.1

United Kingdom	6.4	6.6
Continental Europe	1.8	1.9
Australia	0.5	0.6
Canada	0.3	0.4
Asia	4.0	3.4
Other	0.1	0.1
Total International	13.1	13.0

Consolidated property, equipment, and capitalized software, net	$149.8	$152.1

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

	As of March 31	As of December 31
(in millions)	2017	2016
Available-for-sale	$30.1	$27.7
Held-to-maturity	20.1	15.7
Trading securities	1.5	1.5
Total	$51.7	$44.9

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2017				As of December 31, 2016
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$26.1	$1.9	$(0.4)	$27.6	$25.6	$1.3	$(1.5)	$25.4
Mutual funds	2.2	0.3	—	2.5	2.2	0.1	—	2.3
Total	$28.3	$2.2	$(0.4)	$30.1	$27.8	$1.4	$(1.5)	$27.7

Held-to-maturity:
Certificates of deposit	$18.2	$—	$—	$18.2	$13.8	$—	$—	$13.8
Convertible note	1.9	—	—	1.9	1.9	—	—	1.9
Total	$20.1	$—	$—	$20.1	$15.7	$—	$—	$15.7

As of March 31, 2017 and December 31, 2016, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$28.3	$30.1	$27.8	$27.7
Total	$28.3	$30.1	$27.8	$27.7

Held-to-maturity:
Due in one year or less	$18.0	$18.0	$13.8	$13.8
Due in one to three years	1.9	1.9	1.9	1.9
Due more than three years	0.2	0.2	—	—
Total	$20.1	$20.1	$15.7	$15.7

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2017	2016
Realized gains	$0.5	$0.5
Realized losses	—	(0.6)
Realized gains (losses), net	$0.5	$(0.1)

We determine realized gains and losses using the specific identification method.

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of March 31, 2017
	as of	Using Fair Value Hierarchy
(in millions)	March 31, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$27.6	$27.6	$—	$—
Mutual funds	2.5	2.5	—	—
Trading securities	1.5	1.5	—	—
Cash equivalents	0.3	0.3	—	—
Total	$31.9	$31.9	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2016
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$25.4	$25.4	$—	$—
Mutual funds	2.3	2.3	—	—
Trading securities	1.5	1.5	—	—
Cash equivalents	0.2	0.2	—	—
Total	$29.4	$29.4	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of March 31, 2017 and December 31, 2016.

8. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, performance share awards, restricted stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31
(in millions)	2017	2016
Cost of revenue	$2.1	$2.0
Sales and marketing	0.7	0.5
General and administrative	2.5	1.5
Total stock-based compensation expense	$5.3	$4.0

As of March 31, 2017, the total unrecognized stock-based compensation cost related to outstanding restricted stock units and performance share awards expected to vest was $33.8 million, which we expect to recognize over a weighted average period of 29 months.

9. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31
(in millions)	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$27.1	$42.8
Equity in net income (loss) of unconsolidated entities	(0.8)	0.5
Total	$26.3	$43.3
Income tax expense	$8.3	$14.6
Effective tax rate	31.6%	33.7%

Our effective tax rate in the first quarter of 2017 was 31.6% compared with 33.7% in the first quarter of 2016, a decrease of 2.1 percentage points. The decrease in our effective tax rate generally reflects a lower percentage of net income in the United States in 2017, which is typically taxed at higher rates than our foreign net income.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2017 and December 31, 2016, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
(in millions)	2017	2016
Gross unrecognized tax benefits	$18.7	$18.4
Gross unrecognized tax benefits that would affect income tax expense	$14.7	$14.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.6	$13.3

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2017	2016
Current liability	$8.9	$8.9
Non-current liability	5.8	5.4
Total liability for unrecognized tax benefits	$14.7	$14.3

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible, though not likely, that the examination phase of some of these audits will conclude in 2017. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 71% of our cash, cash equivalents, and investments balance as of March 31, 2017 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

Certain of our non-U.S. operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

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

As of March 31, 2017, we had repurchased a total of 10,030,919 shares for $673.2 million under this authorization, leaving approximately $326.8 million available for future repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	allegations about possible conflicts of interest;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	trends in the asset management industry, including the increasing popularity of passively managed investment vehicles;

•	liability related to the storage of personal information related to individuals as well as portfolio and account-level information;

•	liability relating to the acquisition or redistribution of data or information we acquire or errors included therein;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	the failure of acquisitions and other investments to produce the results we anticipate;

•	downturns in the financial sector, global financial markets, and global economy;

•	the effect of market volatility on revenue from asset-based fees;

•	an outage of our database, technology-based products and services, or network facilities; and

•	challenges faced by our non-U.S. operations, including the concentration of data and development work at our offshore facilities in China and India.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2016 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the previous year unless otherwise stated.

Understanding our Company

Our Business

Our mission is to create great products that help investors reach their financial goals. We offer an extensive line of products and services for individual investors, financial advisors, asset managers, retirement plan providers and sponsors, and institutional investors in the private capital markets. We generate revenue through three main business models:

•	Subscriptions and license agreements, which typically generate recurring revenue;

•	Asset-based fees for our investment management business; and

•	Transaction-based revenue for products that involve one-time, non-recurring revenue.

Industry Overview

Equity markets continued their positive trend in 2017. The Morningstar U.S. Market Index, a broad market benchmark, was up 5.9% for the first quarter of 2017, while the Global Ex-U.S. Index finished the quarter up 8.0%.

U.S. mutual fund assets stood at $16.9 trillion in February 2017, based on data from the Investment Company Institute (ICI), compared with $15.1 trillion in February 2016. Based on Morningstar's estimated asset flow data, investors added about $224 billion to long-term open-end and exchange-traded funds during the first quarter of 2017, compared with about $49.8 billion in the first quarter of 2016. Continuing a long-term trend, investors continued to heavily favor lower-cost, passively managed vehicles for new inflows.

Assets in exchange-traded funds totaled $2.7 trillion in February 2017, up from $2.0 trillion in February 2016, based on data from the ICI.

We believe the business environment for the financial services industry remains challenging. Low interest rates and the industrywide shift to passive investment management have continued to put pressure on spending for many asset management firms. In addition, new issuance volume for commercial mortgage-backed securities was down about 30% year over year in the first quarter of 2017.

In addition, financial advisors have been adapting to the increasing demand for solutions that are in the best interest of investors, including new fiduciary standards, an increasing emphasis on keeping fees low, and improved client communication. Despite ongoing uncertainty about the scope of potential regulatory changes, we believe recent shifts, such as a greater emphasis on serving investors’ interests and lowering fees, are fundamental changes that will continue. Many industry participants have been moving toward a more client-centric business model and working to deliver solutions that put investors’ interests first. We believe Morningstar is well-positioned to help financial advisors meet these needs, and we have a broad range of solutions to help them determine, demonstrate, and document that their advice is in the best interest of the investor.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of March 31
	2017		2016		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	118,507		120,075		(1.3)%
Morningstar.com average monthly unique users (U.S.)	2,146,296		2,113,433		1.6%
Advisor Workstation clients (U.S.)	181		184		(1.6)%
Morningstar Office licenses (U.S.)	4,256		4,231		0.6%
Morningstar Direct licenses	12,928		11,795		9.6%
PitchBook Platform licenses	10,227		7,350	(1)	39.1%
Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions (Retirement)
Managed Accounts (3)	$49.5		$41.9		18.1%
Plan Sponsor Advice	38.6		27.9		38.4%
Custom Models	23.5		19.3		21.8%
Workplace Solutions (total)	$111.6		$89.1		25.3%
Morningstar Investment Management
Morningstar Managed Portfolios	$32.7		$26.6	(4)	22.9%
Institutional Asset Management	53.0		58.9	(5)	(10.0)%
Asset Allocation Services	7.7		8.4	(5)	(8.3)%
Manager Selection Services	1.3		2.1	(5)	(38.1)%
Morningstar Investment Management (total)	$94.7		$96.0		(1.4)%

Our employees (approximate)
Worldwide headcount	4,590	(6)	4,000		14.8%

	Three months ended March 31
(in millions)	2017		2016		Change
Key product revenue (7)
Morningstar Data	$38.3		$36.6		4.7%
Morningstar Direct	29.1		27.1		7.4%
Morningstar Investment Management	24.9		24.6		1.3%
Morningstar Advisor Workstation	19.8		20.6		(3.9)%
Workplace Solutions	18.0		16.3		10.5%

Revenue by Type (7)
License-based (8)	155.5		139.4		11.5%
Asset-based (9)	43.6		40.9		6.6%
Transaction-based (10)	10.4		11.8		(11.7)%

Other Metrics
Average assets under management and advisement ($bil)	$203.6		$185.0		10.1%
Number of new-issue ratings completed (11)	7		11		(36.4)%
Asset value of new-issue ratings ($bil) (11)	$5.9		$5.5		7.3%

(1) Included for informational purposes only; Morningstar did not acquire full ownership of PitchBook until December 2016.

(2) The asset totals shown above (including assets we either manage directly or on which we provide consulting or subadvisory work) only include assets for which we receive basis-point fees. Some of our client contracts include services for which we receive a flat fee, but we do not include those assets in the total reported above.

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

(4) We revised the asset totals for Morningstar Managed Portfolios to include third-party platform assets, which were previously not included in the total. We also revised to include the assets from South Africa.

(5) Revised to include assets from Ibbotson Associates Japan K.K.

(6) Includes approximately 330 employees who joined Morningstar with the PitchBook acquisition in December 2016.

(7) Key product revenue and revenue by type includes the effect of foreign currency translations.

(8) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

(9) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(10) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(11) Includes commercial mortgage-backed securities, residential mortgage-backed securities, and other asset-backed securities.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Consolidated Results

	Three months ended March 31
Key Metrics (in millions)	2017	2016	Change
Revenue	$209.5	$192.1	9.1%
Operating income	$28.4	$42.3	(32.8)%
Operating margin	13.6%	22.0%	(8.4)	pp

Cash provided by operating activities	$46.5	$11.4	307.9%
Capital expenditures	(14.3)	(13.5)	5.9%
Free cash flow	$32.2	$(2.1)	NMF
___________________________________________________________________________________________
NMF - not meaningful, pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue excluding acquisitions and the effect of foreign currency translations (international organic revenue);

•	consolidated operating income excluding PitchBook (adjusted operating income)

•	consolidated operating margin excluding PitchBook (adjusted operating margin), and

•	free cash flow.

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

Consolidated Revenue

	Three months ended March 31
(in millions)	2017	2016	Change
Consolidated revenue	$209.5	$192.1	9.1%

In the first quarter of 2017, consolidated revenue increased 9.1% to $209.5 million. Our acquisition of PitchBook Data, Inc. (PitchBook) in December 2016 contributed $13.1 million of revenue during the first quarter of 2017.
Foreign currency movements had a negative effect in the quarter, lowering revenue by approximately $1.9 million.

During the first quarter, we experienced moderate growth rates for license-based products such as Morningstar Data and Morningstar Direct. Revenue from Morningstar Direct rose $2.0 million, reflecting growth in licenses for both new and existing clients. Morningstar Data revenue also increased $1.7 million, mainly reflecting new contracts and renewals for managed products data.

Products and services that mainly generate revenue from asset-based fees increased $2.7 million during the first quarter, mainly driven by strong growth in Workplace Solutions and Morningstar Managed Portfolios. Revenue from asset-based fees made up approximately 17% of consolidated revenue in the first quarter of 2017, compared with approximately 16% for the same period in 2016.

Positive results for these products were offset by decreases in Internet advertising sales on Morningstar.com. Revenue from Internet advertising sales on Morningstar.com declined $1.3 million as advertisers have been shifting to programmatic buying platforms that target users on other sites. This has been an ongoing trend for several quarters.

Revenue from Morningstar Credit Ratings was down slightly year over year, partly reflecting continued negative trends in industry-wide issuance volume for commercial mortgage-backed securities (CMBS).

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the first quarter of 2017, organic revenue increased 3.1% after excluding an unfavorable effect of $1.9 million from foreign currency translations and $13.3 million of incremental revenue from acquisitions, primarily from PitchBook.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2017	2016	Change
Consolidated revenue	$209.5	$192.1	9.1%
Less: acquisitions	(13.3)	—	NMF
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	1.9	—	NMF
Organic revenue	$198.1	$192.1	3.1%

Revenue by region

	Three months ended March 31
(in millions)	2017	2016	Change
United States	$156.9	$141.8	10.6%

United Kingdom	14.9	15.3	(2.6)%
Continental Europe	16.3	15.5	5.2%
Australia	8.1	6.9	17.4%
Canada	7.3	6.6	10.6%
Asia	4.9	5.1	(3.9)%
Other	1.1	0.9	22.2%
Total International	52.6	50.3	4.6%

Consolidated revenue	$209.5	$192.1	9.1%

International revenue made up about 25% of our consolidated revenue in the first three months of 2017 and 2016. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $2.3 million, or 4.6%, in the first quarter, and international organic revenue increased 8.3%, mainly reflecting growth in Morningstar Data and Morningstar Direct.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2017	2016	Change
International revenue	$52.6	$50.3	4.6%
Less: acquisitions	—	—	—
Less: divestitures	—	—	—
Unfavorable effect of foreign currency translations	1.9	—	NMF
International organic revenue	$54.5	$50.3	8.3%

Consolidated Operating Expense

	Three months ended March 31
(in millions)	2017	2016	Change
Cost of revenue	$97.0	$85.3	13.6%
% of consolidated revenue	46.3%	44.4%	1.9	pp
Sales and marketing	32.4	22.3	45.2%
% of consolidated revenue	15.5%	11.6%	3.9	pp
General and administrative	30.2	25.6	18.1%
% of consolidated revenue	14.4%	13.3%	1.1	pp
Depreciation and amortization	21.5	16.6	29.7%
% of consolidated revenue	10.3%	8.6%	1.7	pp
Total operating expense	$181.1	$149.8	20.9%
% of consolidated revenue	86.4%	78.0%	8.4	pp

Consolidated operating expense increased $31.3 million, or 20.9%, in the first quarter of 2017. Because of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $2.3 million on operating expense during the first quarter of 2017. PitchBook contributed $18.7 million of operating expense, primarily for salaries, amortization expense, and stock-based compensation expense during the first quarter of 2017, contributing to an increase across all expense categories.

Compensation expense (including salaries and other company-sponsored benefits) increased $13.0 million in the first quarter of 2017. We had approximately 4,590 employees worldwide as of March 31, 2017, compared with 4,000 as of March 31, 2016. This increase reflects our continued investment in our key growth initiatives and mainly includes technology and analyst roles in the United States, India, and China. The increase also includes appropriately 330 employees who joined Morningstar as a result of the PitchBook acquisition in December 2016.

Bonus expense increased $4.7 million in first quarter of 2017. Bonus expense was higher mainly because our results were closer to the full-year targets we established for the bonus plan in 2017 versus 2016.

Sales commission expense increased $3.2 million, reflecting stronger sales growth in the first quarter, particularly in the United States.

Professional fees, depreciation expense, and amortization expense increased as we continue to invest in our business. We have also accelerated development of our major software platforms and therefore had an increase in capitalized software development, which reduced operating expense. For the first three months of 2017, we capitalized $8.5 million of software development expense, compared with $5.7 million in the first three months of 2016.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $11.7 million in the first quarter of 2017. Higher salary expense of $6.5 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher company-sponsored benefits and bonus expense contributed to the growth in this category.

Partially offsetting these increases was an increase in capitalized software development. During the first quarter of 2017, we capitalized $8.5 million associated with software development activities, an increase from the first quarter of 2016, when we capitalized $5.7 million included in cost of revenue.

PitchBook contributed $4.4 million of operating expense in this cost category, primarily for salary expense during the first quarter of 2017.

As a percentage of revenue, cost of revenue increased 1.9 percentage points in the first quarter of 2017.

Sales and marketing

Sales and marketing expense increased $10.1 million in the first quarter of 2017, reflecting a $4.3 million increase in compensation expense (including salaries and other company-sponsored benefits), a $3.1 million increase in sales commission expense, and a $1.0 million increase in advertising and marketing spend.

PitchBook contributed $7.6 million of operating expense in this cost category, primarily for salary and sales commission expense during the first quarter of 2017.

As a percentage of revenue, sales and marketing expense increased 3.9 percentage points in the first quarter of 2017.

General and administrative

General and administrative expense increased $4.6 million during the first quarter, mainly because of a $2.0 million increase in compensation expense (including salaries and other company-sponsored benefits) and a $1.0 million increase in stock-based compensation expense.

PitchBook contributed $3.9 million of operating expense in this cost category, primarily for salary expense, professional fees, and stock-based compensation expense during the first quarter of 2017.

As a percentage of revenue, general and administrative expense increased 1.1 percentage points in the first quarter of 2017.

Depreciation and amortization

Depreciation expense rose $3.5 million the first quarter, mainly driven by depreciation expense related to capital expenditures for computer equipment, computer software, and capitalized software development over the past several years. Intangible amortization expense increased $1.4 million.

PitchBook contributed $2.7 million of operating expense in this cost category, primarily for amortization expense.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $17.9 million for the remainder of 2017. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense increased 1.7 percentage points in the first quarter of 2017.

Consolidated Operating Income and Operating Margin

	Three months ended March 31
(in millions)	2017	2016	Change
Operating income	$28.4	$42.3	(32.8)%
% of revenue	13.6%	22.0%	(8.4)	pp

Consolidated operating income decreased $13.9 million in the first quarter of 2017, as revenue increased $17.4 million and operating expense increased $31.3 million. Operating margin was 13.6%, down 8.4 percentage points compared with the first quarter of 2016.

Excluding PitchBook, we reported adjusted operating income of $33.9 million in the first quarter of 2017, a decrease of 19.8%. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended March 31
($000)	2017	2016	Change
Operating income	$28.4	$42.3	(32.8)%
Add back: management bonus plan expense	1.7	—	—
Add back: intangible amortization	2.6	—	—
Add back: other operating expense, net for PitchBook	1.2	—	—
Adjusted operating income	$33.9	$42.3	(19.7)%

We present adjusted operating income (operating income excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Excluding PitchBook, we reported an adjusted operating margin of 17.3% in the first quarter of 2017, a decrease of 4.7 percentage points. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended March 31
($000)	2017	2016	Change
Operating margin	13.6%	22.0%	(8.4)	pp
Add back: management bonus plan expense	0.7%	—%	0.7	pp
Add back: intangible amortization	1.1%	—%	1.1	pp
Add back: other operating expense, net for PitchBook	1.9%	—%	1.9	pp
Adjusted operating margin	17.3%	22.0%	(4.7)	pp

We present adjusted operating margin (operating margin excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Non-Operating Income (Expense), Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended March 31
(in millions)	2017	2016
Interest income	$0.4	$0.4
Interest expense	(1.3)	(0.2)
Gain (loss) on sale of investments, net	0.5	(0.1)
Other income (expense), net	(0.9)	0.4
Non-operating income (expense), net	$(1.3)	$0.5

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility.

Other income, net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income (loss) of unconsolidated entities

	Three months ended March 31
(in millions)	2017	2016
Equity in net income (loss) of unconsolidated entities	$(0.8)	$0.5

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended March 31
(in millions)	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$27.1	$42.8
Equity in net income (loss) of unconsolidated entities	(0.8)	0.5
Total	$26.3	$43.3
Income tax expense	$8.3	$14.6
Effective tax rate	31.6%	33.7%

Our effective tax rate in the first quarter was 31.6%, a decrease of 2.1 percentage points compared with the same period a year ago. The decrease in our effective tax rate generally reflects a lower percentage of net income in the United States in 2017, which is typically taxed at higher rates than our foreign net income.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents, and investments of $317.5 million, an increase of $13.5 million compared with $304.0 million as of December 31, 2016. The increase reflects cash provided by operating activities, partially offset by repayments of long-term debt of $15.0 million, $14.3 million of capital expenditures, $9.9 million of dividends paid, $3.5 million of purchases of investments, net of proceeds from sale of investments, and $0.9 million used to repurchase common stock through our share repurchase program, of which $0.7 million was repurchased in the fourth quarter of 2016 but settled and paid early in the first quarter of 2017.

Cash provided by operating activities is our main source of cash. In the first three months of 2017, cash provided by operating activities was $46.5 million, reflecting $44.2 million of net income, adjusted for non-cash items, and the positive effect of $2.3 million from changes in our net operating assets and liabilities, which included bonus payments of $38.4 million.

In November 2016, we expanded our single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes, from $100.0 million to $300.0 million. We had an outstanding principal balance of $235.0 million as of March 31, 2017, leaving borrowing availability of $65.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants at March 31, 2017.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $31.6 million, or 61% of our total investments balance as of March 31, 2017) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 29% of our cash, cash equivalents, and investments balance as of March 31, 2017 and December 31, 2016 was held by our operations in the United States. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2017, our board of directors approved a regular quarterly dividend of 23.0 cents per share payable on April 28, 2017 to shareholders of record as of April 7, 2017. We paid a quarterly dividend of approximately $9.9 million on April 28, 2017.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first three months of 2017, we repurchased $0.2 million of shares. As of March 31, 2017, we have repurchased a total of 10.0 million shares for $673.2 million and had approximately $326.8 million available for future repurchases as of March 31, 2017.

We expect to continue making capital expenditures in 2017, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
(in millions)	2017	2016	Change
Cash provided by operating activities	$46.5	$11.4	307.9%
Capital expenditures	(14.3)	(13.5)	5.9%
Free cash flow	$32.2	$(2.1)	NMF

We generated free cash flow of $32.2 million in the first quarter of 2017, an increase of $34.3 million compared with the first quarter of 2016. The change reflects a $35.1 million increase in cash provided by operating activities as well as a $0.8 million increase in capital expenditures.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2017:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2017	Projected Beneficial Ownership (1)
Gail Landis Director	11/15/2016	2/28/2018	1,500	Shares to be sold under the plan if the stock reaches specified prices	—	4,703

______________________________
(1) This column reflects an estimate of the number of shares Gail Landis will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2017, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2017 and restricted stock units that will vest by May 30, 2017. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2017. Gail may amend or terminate her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2017, our cash, cash equivalents, and investments balance was $317.5 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, based on LIBOR rates around March 31, 2017, we estimate a 100 basis-point change in the LIBOR rate would have a $2.4 million impact on our interest expense.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2017:

	Three months ended March 31, 2017
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2017	1.0683	1.2489	0.7645	—

Percentage of revenue	5.1%	7.1%	3.8%	9.2%
Percentage of operating income (loss)	14.2%	0.3%	5.5%	(10.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.0)	$(1.4)	$(0.7)	$(1.9)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$—	$(0.1)	$0.2

The table below shows our net investment exposure to foreign currencies as of March 31, 2017:

	As of March 31, 2017
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$77.4	$139.1	$75.1	$150.9
Liabilities	33.1	43.2	51.9	52.9
Net currency position	$44.3	$95.9	$23.2	$98.0

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.4)	$(9.6)	$(2.3)	$(9.8)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2017. Based on that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

On December 1, 2016, the Company completed the acquisition of PitchBook Data, Inc. (PitchBook). As a result, in its Annual Report on Form 10-K for the period ended December 31, 2016, management excluded PitchBook from its assessment of internal control over financial reporting. Management is in the process of documenting and testing PitchBook’s internal controls over financial reporting and will incorporate PitchBook into its annual assessment of internal control over financial reporting for its fiscal year ending December 31, 2017. PitchBook is a wholly owned subsidiary whose total assets and total revenues represent 20% and 6%, respectively, of the related unaudited condensed consolidated financial statement amounts as of and for the three months ended March 31, 2017.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 10, Contingencies, of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities*

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2017:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (1)	Approximate dollar value of shares that may yet be purchased under the programs (1)
Cumulative through December 31, 2016	10,028,125	$67.09	10,028,125	$327,055,039
January 1, 2017 - January 31, 2017	2,794	73.47	2,794	$326,849,705
February 1, 2017 - February 28, 2017	—	—	—	$326,849,705
March 1, 2017 - March 31, 2017	—	—	—	$326,849,705
Total	10,030,919	$67.09	10,030,919
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

MORNINGSTAR, INC.

Date: April 28, 2017	By:	/s/ Kunal Kapoor
Kunal Kapoor
Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on April 28, 2017 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements