Form 10-Q
period 2017-06-30
Morningstar, Inc.
filed 2017-07-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2017, there were 42,529,709 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
(in millions except per share amounts)	2017	2016	2017	2016

Revenue	$229.2	$198.2	$438.7	$390.3

Operating expense:
Cost of revenue	95.3	86.1	192.3	171.4
Sales and marketing	36.7	25.7	69.1	48.0
General and administrative	29.7	24.7	59.9	50.3
Depreciation and amortization	21.5	17.3	43.0	33.9
Total operating expense	183.2	153.8	364.3	303.6

Operating income	46.0	44.4	74.4	86.7

Non-operating income:
Interest income (expense), net	(0.8)	0.1	(1.7)	0.3
Gain on sale of investments, reclassified from other comprehensive income	0.3	0.3	0.8	0.2
Gain on sale of business	17.5	—	17.5	—
Other income (expense), net	(1.7)	2.6	(2.6)	3.0
Non-operating income, net	15.3	3.0	14.0	3.5

Income before income taxes and equity in net income (loss) of unconsolidated entities	61.3	47.4	88.4	90.2

Equity in net income (loss) of unconsolidated entities	(0.2)	(0.2)	(1.0)	0.3

Income tax expense	15.0	15.4	23.3	30.0

Consolidated net income	$46.1	$31.8	$64.1	$60.5

Net income per share:
Basic	$1.07	$0.74	$1.49	$1.41
Diluted	$1.07	$0.73	$1.49	$1.40

Dividends per common share:
Dividends declared per common share	$0.23	$0.22	$0.46	$0.44
Dividends paid per common share	$0.23	$0.22	$0.46	$0.44

Weighted average shares outstanding:
Basic	42.9	43.0	42.9	43.0
Diluted	43.1	43.3	43.2	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016

Consolidated net income	$46.1	$31.8	$64.1	$60.5

Other comprehensive income (loss):
Foreign currency translation adjustment	12.5	(12.6)	19.9	(8.1)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	1.0	—	2.6	0.5
Reclassification gains included in net income	(0.2)	(0.3)	(0.5)	(0.2)
Other comprehensive income (loss)	13.3	(12.9)	22.0	(7.8)

Comprehensive income	$59.4	$18.9	$86.1	$52.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of June 30	As of December 31
(in millions except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$285.6	$259.1
Investments	54.0	44.9
Accounts receivable, less allowance of $2.6 and $2.1, respectively	143.6	145.8
Other current assets	24.2	22.2
Total current assets	507.4	472.0
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $246.5 and $214.8, respectively	153.9	152.1
Investments in unconsolidated entities	37.1	40.3
Goodwill	561.5	556.8
Intangible assets, net	105.8	120.9
Other assets	10.3	8.8
Total assets	$1,376.0	$1,350.9

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$46.2	$44.6
Accrued compensation	63.7	71.7
Deferred revenue	185.3	165.4
Other current liabilities	6.6	13.2
Total current liabilities	301.8	294.9
Accrued compensation	10.8	10.3
Deferred tax liability, net	38.6	38.2
Long-term debt	230.0	250.0
Deferred rent	23.4	24.8
Other long-term liabilities	32.3	35.9
Total liabilities	636.9	654.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,656,167 and 42,932,994 shares were outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Treasury stock at cost, 10,501,079 and 10,106,249 shares as of June 30, 2017 and December 31, 2016, respectively	(697.6)	(667.9)
Additional paid-in capital	589.9	584.0
Retained earnings	906.3	861.9
Accumulated other comprehensive loss:
Currency translation adjustment	(61.4)	(81.3)
Unrealized gain (loss) on available-for-sale investments	1.9	(0.2)
Total accumulated other comprehensive loss	(59.5)	(81.5)
Total Morningstar, Inc. shareholders’ equity	739.1	696.5
Noncontrolling interest	—	0.3
Total equity	739.1	696.8
Total liabilities and equity	$1,376.0	$1,350.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2017

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2016	42,932,994	$—	$(667.9)	$584.0	$861.9	$(81.5)	$0.3	$696.8

Net income		—	—	—	64.1	—	—	64.1
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.9		—	—	—	—	2.6	—	2.6
Reclassification of adjustments for gain included in net income, net of income tax of $0.3		—	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	19.9	—	19.9
Other comprehensive income, net		—	—	—	—	22.0	—	22.0
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	130,086	—	1.0	(4.2)	—	—	—	(3.2)
Stock-based compensation		—	—	11.0	—	—	—	11.0
Common shares repurchased	(406,913)	—	(30.7)	—	—	—	—	(30.7)
Dividends declared		—	—	—	(19.7)	—	—	(19.7)
Purchase of additional interest in majority-owned investment		—	—	(0.9)	—	—	(0.3)	(1.2)
Balance as of June 30, 2017	42,656,167	$—	$(697.6)	$589.9	$906.3	$(59.5)	$—	$739.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30
(in millions)	2017	2016

Operating activities
Consolidated net income	$64.1	$60.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	43.0	33.9
Deferred income taxes	(0.3)	(0.2)
Stock-based compensation expense	11.0	7.8
Provision for bad debt	1.0	0.2
Equity in net income (loss) of unconsolidated entities	1.0	(0.3)
Gain on sale of business	(17.5)	—
Other, net	1.8	(3.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3.3	1.0
Other assets	(5.0)	(4.0)
Accounts payable and accrued liabilities	(1.9)	1.6
Accrued compensation	(8.4)	(28.3)
Income taxes—current	(5.3)	(0.2)
Deferred revenue	18.7	13.6
Deferred rent	(1.2)	(1.4)
Other liabilities	(2.1)	1.8
Cash provided by operating activities	102.2	82.8

Investing activities
Purchases of investments	(16.2)	(18.0)
Proceeds from maturities and sales of investments	12.2	15.6
Capital expenditures	(33.3)	(29.4)
Acquisitions, net of cash acquired	(1.0)	(15.8)
Proceeds from sale of a business	23.7	—
Purchases of equity- and cost-method investments	(0.3)	(16.4)
Other, net	0.4	0.1
Cash used for investing activities	(14.5)	(63.9)

Financing activities
Common shares repurchased	(28.6)	(38.8)
Dividends paid	(19.7)	(19.0)
Proceeds from short-term debt	—	40.0
Repayment of long-term debt	(20.0)	—
Proceeds from stock-option exercises	0.2	0.4
Employee taxes paid from withholding of restricted stock units	(3.4)	(4.4)
Other, net	(0.3)	—
Cash used for financing activities	(71.8)	(21.8)

Effect of exchange rate changes on cash and cash equivalents	10.6	(1.8)
Net increase (decrease) in cash and cash equivalents	26.5	(4.7)
Cash and cash equivalents—beginning of period	259.1	207.1
Cash and cash equivalents—end of period	$285.6	$202.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28.9	$30.5
Cash paid for interest	$2.5	$0.5
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$2.7	$0.4
Software and equipment obtained under long-term financing arrangement	$2.0	$3.4

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

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard is effective for us on January 1, 2018. The new standard should be applied prospectively. Early adoption is permitted. We are evaluating the effect that ASU No. 2017-09 will have on our consolidated financial statements and related disclosures.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of June 30, 2017.

We had an outstanding principal balance of $230.0 million at a one-month LIBOR interest rate plus 100 basis points as of June 30, 2017, leaving borrowing availability of $70.0 million.

4. Acquisitions, Goodwill, and Other Intangible Assets

2017 Acquisitions

We did not complete any significant acquisitions in the first six months of 2017.

2016 Acquisitions

In the second quarter of 2017, we did not make any significant changes to the preliminary purchase price allocation related to our acquisition of PitchBook Data, Inc. compared with the preliminary estimates at December 31, 2016. The values assigned to various assets and liabilities in the preliminary purchase price allocation are subject to change as a result of information that may become available in the future.

As of June 30, 2017, the primary areas of the preliminary purchase price allocation that are not yet finalized include the fair values of acquired intangible assets and related deferred tax liabilities, assumed deferred revenue, and assumed tax assets and liabilities.

Additional information concerning this acquisition can be found in the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2016 to June 30, 2017:

(in millions)
Balance as of December 31, 2016	$556.8
Divestiture of HelloWallet (See Note 5)	(2.4)
Adjustments to purchase price allocation and foreign currency translation	7.1
Balance as of June 30, 2017	$561.5

We did not record any impairment losses in the first six months of 2017 and 2016. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2017				As of December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.3	$(28.3)	$3.0	9	$30.9	$(27.4)	$3.5	9
Customer-related assets	154.9	(103.3)	51.6	12	152.0	(97.7)	54.3	12
Supplier relationships	0.3	(0.2)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	127.4	(76.8)	50.6	7	133.2	(72.1)	61.1	7
Non-competition agreements	2.4	(1.9)	0.5	5	5.0	(3.1)	1.9	5
Total intangible assets	$316.3	$(210.5)	$105.8	10	$321.3	$(200.4)	$120.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Amortization expense	$6.1	$4.7	$12.6	$9.8

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2017 and subsequent years as follows:

(in millions)
Remainder of 2017 (from July 1 through December 31)	$11.0
2018	20.6
2019	19.1
2020	16.3
2021	12.9
Thereafter	25.9

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Divestiture

In June 2014, we acquired the remaining 81.3% interest in HelloWallet Holdings, Inc. (HelloWallet), increasing our ownership to 100%. This valued HelloWallet at $54.0 million, an amount that included $39.2 million of goodwill and $9.5 million of intangible assets.

On June 30, 2017, we sold HelloWallet to KeyBank National Association, a bank-based financial services company. We recorded a noncash gain on the sale of $17.5 million. This gain mainly represents the sale proceeds of $23.7 million less $2.4 million of goodwill and the write-off of the remaining net book value on the acquired intangible assets. As some aspects of HelloWallet had been integrated into Morningstar's single reporting unit, the goodwill attributable to this transaction was calculated using a relative fair value allocation method.

The sale of HelloWallet did not meet the criteria to be classified as a discontinued operation because the divestiture did not represent a strategic shift that has, or will have, a major effect on our operations and financial results.

The following table summarizes the amounts included in the gain on sale of business for the three and six months ended June 30, 2017:

(in millions)
Proceeds received	$23.7
Intangibles and internally developed software	(4.6)
Goodwill	(2.4)
Other assets and liabilities	0.8
Total gain on sale of business	$17.5

6. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30		Six months ended June 30
(in millions, except per share amounts)	2017	2016	2017	2016

Basic net income per share:
Consolidated net income	$46.1	$31.8	$64.1	$60.5

Weighted average common shares outstanding	42.9	43.0	42.9	43.0

Basic net income per share	$1.07	$0.74	$1.49	$1.41

Diluted net income per share:
Consolidated net income	$46.1	$31.8	$64.1	$60.5

Weighted average common shares outstanding	42.9	43.0	42.9	43.0
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.2	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	43.1	43.3	43.2	43.3

Diluted net income per share	$1.07	$0.73	$1.49	$1.40

The number of weighted average restricted stock units, performance share awards, and market stock units excluded from our calculation of diluted earnings per share because their inclusion would have been anti-dilutive was immaterial during the periods presented.

7. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results.

Because we have one reportable segment, all required financial segment information can be found directly in the Unaudited Condensed Consolidated Financial Statements.

The accounting policies for our single reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
United States	$174.7	$145.3	$331.6	$287.1

United Kingdom	15.6	15.3	30.5	30.6
Continental Europe	16.5	15.8	32.8	31.3
Australia	8.6	8.9	16.7	15.8
Canada	7.2	6.9	14.5	13.5
Asia	5.5	5.0	10.4	10.1
Other	1.1	1.0	2.2	1.9
Total International	54.5	52.9	107.1	103.2

Consolidated revenue	$229.2	$198.2	$438.7	$390.3

Long-lived assets by geographical area
	As of June 30	As of December 31
(in millions)	2017	2016
United States	$139.6	$139.1

United Kingdom	6.3	6.6
Continental Europe	1.8	1.9
Australia	0.5	0.6
Canada	0.3	0.4
Asia	5.3	3.4
Other	0.1	0.1
Total International	14.3	13.0

Consolidated property, equipment, and capitalized software, net	$153.9	$152.1

8. Investments and Fair Value Measurements

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

	As of June 30	As of December 31
(in millions)	2017	2016
Available-for-sale	$31.3	$27.7
Held-to-maturity	21.1	15.7
Trading securities	1.6	1.5
Total	$54.0	$44.9

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2017				As of December 31, 2016
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$26.5	$2.8	$(0.4)	$28.9	$25.6	$1.3	$(1.5)	$25.4
Mutual funds	2.1	0.3	—	2.4	2.2	0.1	—	2.3
Total	$28.6	$3.1	$(0.4)	$31.3	$27.8	$1.4	$(1.5)	$27.7

Held-to-maturity:
Certificates of deposit	$19.2	$—	$—	$19.2	$13.8	$—	$—	$13.8
Convertible note	1.9	—	—	1.9	1.9	—	—	1.9
Total	$21.1	$—	$—	$21.1	$15.7	$—	$—	$15.7

As of June 30, 2017 and December 31, 2016, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$28.6	$31.3	$27.8	$27.7
Total	$28.6	$31.3	$27.8	$27.7

Held-to-maturity:
Due in one year or less	$19.0	$19.0	$13.8	$13.8
Due in one to three years	2.1	2.1	1.9	1.9
Total	$21.1	$21.1	$15.7	$15.7

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Realized gains	$0.4	$0.6	$0.9	$1.1
Realized losses	(0.1)	(0.3)	(0.1)	(0.9)
Realized gains, net	$0.3	$0.3	$0.8	$0.2

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Unrealized gains, net	$0.1	$0.1	$0.1	$0.1

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of June 30, 2017
	as of	Using Fair Value Hierarchy
(in millions)	June 30, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$28.9	$28.9	$—	$—
Mutual funds	2.4	2.4	—	—
Trading securities	1.6	1.6	—	—
Cash equivalents	0.3	0.3	—	—
Total	$33.2	$33.2	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2016
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$25.4	$25.4	$—	$—
Mutual funds	2.3	2.3	—	—
Trading securities	1.5	1.5	—	—
Cash equivalents	0.2	0.2	—	—
Total	$29.4	$29.4	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of June 30, 2017 and December 31, 2016.

9. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Cost of revenue	$2.3	$2.0	$4.4	$4.0
Sales and marketing	0.7	0.5	1.4	1.0
General and administrative	2.7	1.3	5.2	2.8
Total stock-based compensation expense	$5.7	$3.8	$11.0	$7.8

As of June 30, 2017, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $44.5 million, which we expect to recognize over a weighted average period of 34 months.

10. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and six months ended June 30, 2017 and June 30, 2016:

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$61.3	$47.4	$88.4	$90.2
Equity in net income (loss) of unconsolidated entities	(0.2)	(0.2)	(1.0)	0.3
Total	$61.1	$47.2	$87.4	$90.5
Income tax expense	$15.0	$15.4	$23.3	$30.0
Effective tax rate	24.5%	32.7%	26.7%	33.2%

Our effective tax rate in the second quarter and for the first six months of 2017 was 24.5% and 26.7%, a respective decrease of 8.2 and 6.5 percentage points compared with the same periods a year ago. The decrease in our effective tax rate primarily reflects the fact that we recorded a book gain of $17.5 million on the sale of HelloWallet that is not a gain for tax purposes. Further, we can no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both of these tax impacts represents a decrease to our effective tax rate of 11.9 percentage points and 8.3 percentage points for the second quarter and for the first six months of 2017, respectively.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2017 and December 31, 2016, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of June 30	As of December 31
(in millions)	2017	2016
Gross unrecognized tax benefits	$19.0	$18.4
Gross unrecognized tax benefits that would affect income tax expense	$15.4	$14.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$14.2	$13.3

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of June 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2017	2016
Current liability	$9.1	$8.9
Non-current liability	6.3	5.4
Total liability for unrecognized tax benefits	$15.4	$14.3

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

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 69% of our cash, cash equivalents, and investments balance as of June 30, 2017 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

11. Contingencies

We are involved from time to time in legal proceedings and litigation that have arisen in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

As of June 30, 2017, we had repurchased a total of 10,435,038 shares for $703.6 million under this authorization, leaving approximately $296.4 million available for future repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	allegations about possible conflicts of interest;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	trends in the asset management industry, including the increasing popularity of passively managed investment vehicles;

•	liability associated with the storage of personal information related to individuals as well as portfolio and account-level information;

•	liability relating to the acquisition or redistribution of data or information we acquire or errors included therein;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	the failure of acquisitions and other investments to produce the results we anticipate;

•	downturns in the financial sector, global financial markets, and global economy;

•	the effect of market volatility on revenue from asset-based fees;

•	an outage of our database, technology-based products and services, or network facilities; and

•	challenges faced by our non-U.S. operations, including the concentration of data and development work at our offshore facilities in China and India.

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

Industry Overview

Equity markets continued their positive trend in the second quarter of 2017. The Morningstar U.S. Market Index, a broad market benchmark, was up 3.1% for the second quarter of 2017, while the Global Ex-U.S. Index finished the quarter up 5.9%.

U.S. mutual fund assets stood at $17.4 trillion in May 2017, based on data from the Investment Company Institute (ICI), compared with $15.9 trillion in May 2016. Based on Morningstar's estimated asset flow data, investors added about $175 billion to long-term open-end and exchange-traded funds during the second quarter of 2017, compared with about $35 billion in the second quarter of 2016. Continuing a long-term trend, investors continued to heavily favor lower-cost, passively managed vehicles for new inflows.

Assets in exchange-traded funds totaled $2.9 trillion in May 2017, up from $2.2 trillion in May 2016, based on data from the ICI.

Despite continued gains in the equity markets, we believe the business environment for the financial services industry remains challenging in some respects. Low interest rates and the industrywide shift to passive investment management have continued to put pressure on spending for many asset management firms.

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

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of June 30
	2017		2016		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	118,571		119,019		(0.4)%
Morningstar.com average monthly unique users (U.S.)	1,917,739		1,947,247		(1.5)%
Advisor Workstation clients (U.S.)	185		187		(1.1)%
Morningstar Office licenses (U.S.)	4,274		4,157		2.8%
Morningstar Direct licenses	13,222		12,064		9.6%
PitchBook Platform licenses	11,309		8,269	(1)	36.8%
Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions (Retirement)
Managed Accounts (3)	$50.2		$43.3		15.9%
Plan Sponsor Advice	38.2		32.0		19.4%
Custom Models	25.8		19.7		31.0%
Workplace Solutions (total)	$114.2		$95.0		20.2%
Morningstar Investment Management
Morningstar Managed Portfolios	$35.0		$27.8	(4)	25.9%
Institutional Asset Management	53.7		58.6	(5)	(8.4)%
Asset Allocation Services	8.3		8.7	(5)	(4.6)%
Manager Selection Services	1.3		1.3	(5)	—%
Morningstar Investment Management (total)	$98.3		$96.4		2.0%

Our employees (approximate)
Worldwide headcount	4,675	(6)	4,010	(7)	16.6%

	Three months ended June 30					Six months ended June 30
(in millions)	2017		2016		Change	2017	2016	Change
Key product revenue (8)
Morningstar Data	$40.6		$38.2		6.2%	$78.9	$74.8	5.4%
Morningstar Direct	30.7		27.3		12.7%	59.8	54.3	10.1%
Morningstar Investment Management	26.8		24.5		9.7%	51.8	49.1	5.5%
Morningstar Advisor Workstation	22.8		20.6		10.6%	42.6	41.2	3.4%
Workplace Solutions	19.0		16.7		13.4%	36.9	33.0	12.0%

Revenue by Type (8)
License-based (9)	$165.6	$142.1	16.5%	$321.0	$281.5	14.0%
Asset-based (10)	46.9	41.3	13.5%	90.5	82.2	10.1%
Transaction-based (11)	16.7	14.8	13.1%	27.2	26.6	2.1%

Other Metrics
Average assets under management and advisement ($bil)	$209.4	$185.7	12.8%	$206.6	$187.1	10.4%
Number of new-issue ratings completed (12)	20	15	33.3%	27	26	3.8%
Asset value of new-issue ratings ($bil) (12)	$8.6	$4.8	79.2%	$14.5	$10.3	40.8%

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

(4) Revised to include the assets from South Africa and Ibbotson Associates Japan K.K.

(5) Revised to include assets from Ibbotson Associates Japan K.K.

(6) Includes approximately 330 employees who joined Morningstar with the PitchBook acquisition in December 2016.

(7) Revised to exclude temporary employees and part-time employees who work less than 30 hours a week.

(8) Key product revenue and revenue by type includes the effect of foreign currency translations.

(9) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

(10) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(11) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(12) Includes commercial mortgage-backed securities, residential mortgage-backed securities, and other asset-backed securities.

Three and Six Months Ended June 30, 2017 vs. Three and Six Months Ended June 30, 2016

Consolidated Results

	Three months ended June 30				Six months ended June 30
Key Metrics (in millions)	2017	2016	Change		2017	2016	Change
Revenue	$229.2	$198.2	15.6%		$438.7	$390.3	12.4%
Operating income	$46.0	$44.4	3.4%		$74.4	$86.7	(14.2)%
Operating margin	20.0%	22.4%	(2.4)	pp	17.0%	22.2%	(5.2)	pp

Cash provided by operating activities	$55.7	$71.4	(22.0)%		$102.2	$82.8	23.4%
Capital expenditures	(19.0)	(15.9)	19.5%		(33.3)	(29.4)	13.3%
Free cash flow	$36.7	$55.5	(33.9)%		$68.9	$53.4	29.0%
___________________________________________________________________________________________
NMF - not meaningful, pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions, divestitures, and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue excluding acquisitions, divestitures, and the effect of foreign currency translations (international organic revenue);

•	consolidated operating income excluding PitchBook (adjusted operating income);

•	consolidated operating margin excluding PitchBook (adjusted operating margin); and

•	free cash flow.

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

Consolidated Revenue

	Three months ended June 30			Six months ended June 30
(in millions)	2017	2016	Change	2017	2016	Change
Consolidated revenue	$229.2	$198.2	15.6%	$438.7	$390.3	12.4%

In the second quarter of 2017, consolidated revenue increased 15.6% to $229.2 million. Our acquisition of PitchBook Data, Inc. (PitchBook) in December 2016 contributed $15.1 million of revenue during the second quarter of 2017. Foreign currency movements had a negative effect in the quarter, lowering revenue by approximately $2.5 million.

During the second quarter, we experienced continued growth rates for license-based products such as Morningstar Data and Morningstar Direct. Revenue from Morningstar Direct rose $3.5 million, reflecting growth in licenses for both new and existing clients. Morningstar Data revenue also increased $2.4 million, mainly reflecting new contracts and renewals for managed products data.

Products and services that mainly generate revenue from asset-based fees increased $5.6 million during the second quarter, mainly driven by strong growth in Workplace Solutions and Morningstar Managed Portfolios, which continued to show healthy momentum in both the United States and the United Kingdom.

Revenue from Morningstar Credit Ratings also increased $1.7 million during the second quarter of 2017.

For the first six months of 2017, consolidated revenue was up 12.4% to $438.7 million, compared with $390.3 million in the same period of 2016. PitchBook contributed $28.2 million of revenue during the first six months of 2017. Morningstar Direct, Morningstar Data, and Workplace Solutions were also positive contributors during the first half of the year.

Positive results for these products were offset by a decrease in Internet advertising sales on Morningstar.com. Revenue from Internet advertising sales on Morningstar.com declined $1.1 million as advertisers have been shifting to programmatic buying platforms that target users on other sites. This has been an ongoing trend for several quarters.

Revenue from asset-based fees made up approximately 16% of consolidated revenue in the second quarter of 2017, compared with approximately 17% for the same period in 2016. Revenue from asset-based fees made up approximately 17% of consolidated revenue in the first six months of both 2017 and 2016.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the second quarter of 2017, organic revenue increased 9.2% after excluding an unfavorable effect of $2.5 million from foreign currency translations and $15.2 million of incremental revenue from acquisitions, primarily from PitchBook.

For the first six months of 2017, organic revenue increased 6.2% after excluding an unfavorable effect of $4.4 million from foreign currency translations and $28.5 million of incremental revenue from acquisitions, almost entirely from PitchBook.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended June 30			Six months ended June 30
(in millions)	2017	2016	Change	2017	2016	Change
Consolidated revenue	$229.2	$198.2	15.6%	$438.7	$390.3	12.4%
Less: acquisitions	(15.2)	—	NMF	(28.5)	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Unfavorable effect of foreign currency translations	2.5	—	NMF	4.4	—	NMF
Organic revenue	$216.5	$198.2	9.2%	$414.6	$390.3	6.2%

Revenue by region

	Three months ended June 30			Six months ended June 30
(in millions)	2017	2016	Change	2017	2016	Change
United States	$174.7	$145.3	20.2%	$331.6	$287.1	15.5%

United Kingdom	15.6	15.3	2.0%	30.5	30.6	(0.3)%
Continental Europe	16.5	15.8	4.4%	32.8	31.3	4.8%
Australia	8.6	8.9	(3.4)%	16.7	15.8	5.7%
Canada	7.2	6.9	4.3%	14.5	13.5	7.4%
Asia	5.5	5.0	10.0%	10.4	10.1	3.0%
Other	1.1	1.0	10.0%	2.2	1.9	15.8%
Total International	54.5	52.9	3.0%	107.1	103.2	3.8%

Consolidated revenue	$229.2	$198.2	15.6%	$438.7	$390.3	12.4%

International revenue made up about 25% of our consolidated revenue in the first six months of 2017 and 2016. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $1.6 million, or 3.0%, in the second quarter, and international organic revenue increased 7.8%, mainly reflecting growth in Morningstar Data and Morningstar Direct. For the first six months of 2017, revenue from international operations was up $3.9 million, or 3.8%, and international organic revenue increased 8.0%.

Consolidated Operating Expense

	Three months ended June 30				Six months ended June 30
(in millions)	2017	2016	Change		2017	2016	Change
Cost of revenue	$95.3	$86.1	10.7%		$192.3	$171.4	12.2%
% of consolidated revenue	41.6%	43.4%	(1.8)	pp	43.8%	43.9%	(0.1)	pp
Sales and marketing	36.7	25.7	42.8%		69.1	48.0	43.9%
% of consolidated revenue	16.0%	13.0%	3.0	pp	15.7%	12.3%	3.4	pp
General and administrative	29.7	24.7	20.3%		59.9	50.3	19.2%
% of consolidated revenue	13.0%	12.5%	0.5	pp	13.7%	12.9%	0.8	pp
Depreciation and amortization	21.5	17.3	24.6%		43.0	33.9	27.1%
% of consolidated revenue	9.4%	8.7%	0.7	pp	9.8%	8.7%	1.1	pp
Total operating expense	$183.2	$153.8	19.2%		$364.3	$303.6	20.0%
% of consolidated revenue	80.0%	77.6%	2.4	pp	83.0%	77.8%	5.2	pp

Consolidated operating expense increased $29.4 million, or 19.2%, in the second quarter of 2017 and $60.7 million, or 20.0%, in the first six months of 2017. Because of the continued strength in the U.S. dollar, foreign currency translations had a favorable effect of $2.5 million and $4.8 million on operating expense during the second quarter and first six months of 2017, respectively.

PitchBook contributed $16.7 million and $35.4 million of operating expense, primarily for salaries, amortization expense, capitalized software development, and management bonus plan expense, during the second quarter and first six months of 2017, respectively.

Compensation expense (including salaries and other company-sponsored benefits) increased $12.5 million in the second quarter of 2017 and $25.9 million in the first six months of 2017. We had approximately 4,675 employees worldwide as of June 30, 2017, compared with 4,010 as of June 30, 2016. This increase reflects our continued investment in our key growth initiatives and mainly includes technology and analyst roles in the United States, India, and China. The increase also includes appropriately 330 employees who joined Morningstar as a result of the PitchBook acquisition in December 2016. Since then, the rate of hiring has slowed, with total headcount increasing by 3% for the year-to-date period in 2017.

Bonus expense increased $4.3 million in second quarter of 2017 and $8.9 million during the first six months of 2017. Bonus expense was higher mainly because our results were closer to the full-year targets we established for the bonus plan in 2017 versus 2016.

Sales commission expense increased $2.0 million in the second quarter of 2017 and $5.2 million in the first six months of 2017, reflecting stronger sales growth in both periods, particularly in the United States.

Professional fees, depreciation expense, and advertising expense increased as we continue to invest in our business. We have also accelerated development of our major software platforms and therefore had an increase in capitalized software development, which reduced operating expense. For the first six months of 2017, we capitalized $23.6 million of software development expense, compared with $12.4 million in the first six months of 2016.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $9.2 million in the second quarter of 2017. Higher salary expense of $5.4 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher professional fees and bonus expense also contributed to the growth in this category.

Partially offsetting the increases in salary expense, professional fees, and bonus expense was an increase in internally developed capitalized software. During the second quarter of 2017, we capitalized $13.2 million associated with software development activities, mainly related to Morningstar Data, Workplace Solutions, PitchBook, and additional enhancements to reporting, financial planning, and other capabilities in our products. In comparison, we capitalized $6.7 million in the second quarter of 2016.

For the first six months of 2017, cost of revenue was up $20.9 million. Higher salary expense of $11.9 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher professional fees and bonus expense also contributed to the growth in this category.

Partially offsetting the increases in salary expense, professional fees, and bonus expense was an increase in internally developed capitalized software. We capitalized $23.6 million associated with software development activities related to the same products mentioned above in the first six months of 2017 compared to $12.4 million in the first six months of 2016.

PitchBook contributed $1.9 million and $6.3 million of operating expense in this cost category, primarily for salary expense, in the second quarter of 2017 and first six months of 2017, respectively.

As a percentage of revenue, cost of revenue decreased 1.8 percentage points in the second quarter of 2017 and 0.1 percentage points in the first six months of 2017.

Sales and marketing

Sales and marketing expense increased $11.0 million in the second quarter of 2017, reflecting a $4.4 million increase in compensation expense (including salaries and other company-sponsored benefits), a $2.0 million increase in sales commission expense, and a $2.0 million increase in advertising and marketing spend. Bonus expense also increased $1.8 million during the second quarter of 2017.

For the first six months of 2017, sales and marketing expense was up about $21.1 million, reflecting a $9.1 million increase in compensation expense (including salaries and other company-sponsored benefits), a $5.1 million increase in sales commission expense, and a $3.0 million increase in advertising and marketing spend. Bonus expense increased $2.7 million during the first half of 2017.

PitchBook contributed $7.9 million and $15.5 million of operating expense in this cost category, primarily for salary and sales commission expense, in the second quarter of 2017 and first six months of 2017, respectively.

As a percentage of revenue, sales and marketing expense increased 3.0 percentage points in the second quarter of 2017 and 3.4 percentage points in the first half of 2017.

General and administrative

General and administrative expense increased $5.0 million during the second quarter. Stock-based compensation increased $1.3 million and rent expense increased $0.9 million. Compensation expense (including salaries and other company-sponsored benefits) and professional fees also increased during the second quarter of 2017.

For the first six months of 2017, general and administrative expense was up $9.6 million. Stock-based compensation expense increased $2.4 million and rent expense increased $1.5 million. Compensation expense (including salaries and other company-sponsored benefits) and bonus expense also increased during the first half of 2017.

PitchBook contributed $4.1 million and $8.0 million of operating expense in this cost category, primarily for salary expense, management bonus plan expense, and professional fees, in the second quarter of 2017 and first six months of 2017, respectively.

As a percentage of revenue, general and administrative expense increased 0.5 percentage points in the second quarter of 2017 and 0.8 percentage points in the first six months of 2017.

Depreciation and amortization

Depreciation expense rose $2.8 million in the second quarter, mainly driven by depreciation expense related to capitalized software development, computer software, and leasehold improvements over the past several years. Intangible amortization expense increased $1.4 million.

For the first six months of 2017, depreciation expense was up $6.3 million, largely driven by the same factors that contributed to growth in depreciation in the second quarter of 2016. Intangible amortization expense was up $2.8 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $11.0 million for the remainder of 2017. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

PitchBook contributed $2.7 million and $5.5 million of operating expense in this cost category, primarily for amortization expense, in the second quarter of 2017 and first six months of 2017, respectively.

As a percentage of revenue, depreciation and amortization expense increased 0.7 percentage points in the first quarter of 2017 and 1.1 percentage points in the first half of 2017.

Consolidated Operating Income and Operating Margin

	Three months ended June 30				Six months ended June 30
(in millions)	2017	2016	Change		2017	2016	Change
Operating income	$46.0	$44.4	3.4%		$74.4	$86.7	(14.2)%
% of revenue	20.0%	22.4%	(2.4)	pp	17.0%	22.2%	(5.2)	pp

Consolidated operating income increased $1.6 million in the second quarter of 2017, as revenue increased $31.0 million and operating expense increased $29.4 million. Operating margin was 20.0%, down 2.4 percentage points compared with the second quarter of 2016.

Consolidated operating income decreased $12.3 million in the first six months of 2017 as revenue increased $48.4 million and operating expense increased $60.7 million. Operating margin was 17.0%, down 5.2 percentage points compared with the first six months of 2016.

We reported adjusted operating income, which excludes PitchBook, of $47.7 million in the second quarter of 2017 and $81.6 million for the six months of 2017. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended June 30			Six months ended June 30
($000)	2017	2016	Change	2017	2016	Change
Operating income	$46.0	$44.4	3.4%	$74.4	$86.7	(14.2)%
Add back: management bonus plan expense	1.8	—	—	3.5	—	—
Add back: intangible amortization	2.7	—	—	5.3	—	—
Add back: other operating income, net for PitchBook	(2.8)	—	—	(1.6)	—	—
Adjusted operating income	$47.7	$44.4	7.1%	$81.6	$86.7	(5.9)%

We present adjusted operating income (operating income excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

We reported an adjusted operating margin, which excludes PitchBook, of 22.2% in the second quarter of 2017 and 19.9% in the first six months of 2017. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended June 30				Six months ended June 30
($000)	2017	2016	Change		2017	2016	Change
Operating margin	20.0%	22.4%	(2.4)	pp	17.0%	22.2%	(5.2)	pp
Add back: management bonus plan expense	0.6%	—%	0.6	pp	0.7%	—%	0.7	pp
Add back: intangible amortization	1.0%	—%	1.0	pp	1.1%	—%	1.1	pp
Add back: other operating income, net for PitchBook	0.6%	—%	0.6	pp	1.1%	—%	1.1	pp
Adjusted operating margin	22.2%	22.4%	(0.2)	pp	19.9%	22.2%	(2.3)	pp

We present adjusted operating margin (operating margin excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Non-Operating Income, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Interest income	$0.5	$0.4	$0.8	$0.8
Interest expense	(1.3)	(0.3)	(2.5)	(0.5)
Gain on sale of investments, net	0.3	0.3	0.8	0.2
Gain on sale of business	17.5	—	17.5	—
Other income (expense), net	(1.7)	2.6	(2.6)	3.0
Non-operating income, net	$15.3	$3.0	$14.0	$3.5

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility. Gain on sale of business relates to our sale of HelloWallet in June 2017.

Other income, net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income (loss) of unconsolidated entities

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Equity in net income (loss) of unconsolidated entities	$(0.2)	$(0.2)	$(1.0)	$0.3

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended June 30		Six months ended June 30
(in millions)	2017	2016	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$61.3	$47.4	$88.4	$90.2
Equity in net income (loss) of unconsolidated entities	(0.2)	(0.2)	(1.0)	0.3
Total	$61.1	$47.2	$87.4	$90.5
Income tax expense	$15.0	$15.4	$23.3	$30.0
Effective tax rate	24.5%	32.7%	26.7%	33.2%

Our effective tax rate in the second quarter and for the first six months of 2017 was 24.5% and 26.7%, a respective decrease of 8.2 and 6.5 percentage points compared with the same periods a year ago. The decrease in our effective tax rate primarily reflects the fact that we recorded a book gain of $17.5 million on the sale of HelloWallet that is not a gain for tax purposes. Further, we can no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both of these tax impacts represents a decrease to our effective tax rate of 11.9 percentage points and 8.3 percentage points for the second quarter and for the first six months of 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents, and investments of $339.6 million, an increase of $35.6 million compared with $304.0 million as of December 31, 2016. The increase reflects cash provided by operating activities and proceeds of $23.7 million related to the sale of HelloWallet, partially offset by $33.3 million of capital expenditures, $28.6 million used to repurchase common stock through our share repurchase program, of which $0.7 million was repurchased in the fourth quarter of 2016 but settled and paid early in the first half of 2017. Repayments of long-term debt of $20.0 million, $19.7 million of dividends paid, and $4.0 million of purchases of investments, net of proceeds from sale of investments, also offset the cash inflows.

Cash provided by operating activities is our main source of cash. In the first six months of 2017, cash provided by operating activities was $102.2 million, reflecting $104.1 million of net income, adjusted for non-cash items, and offset by $1.9 million in negative changes from our net operating assets and liabilities, which included bonus payments of $38.4 million.

In November 2016, we expanded our single-bank revolving credit facility in the United States, which we intend to use for general corporate purposes, from $100.0 million to $300.0 million. We had an outstanding principal balance of $230.0 million as of June 30, 2017, leaving borrowing availability of $70.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants at June 30, 2017.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $32.9 million, or 61% of our total investments balance as of June 30, 2017) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 69% of our cash, cash equivalents, and investments balance as of June 30, 2017 and December 31, 2016 was held by our operations outside the United States. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2017, our board of directors approved a regular quarterly dividend of 23.0 cents per share payable on July 28, 2017 to shareholders of record as of July 7, 2017. We paid a quarterly dividend of approximately $9.8 million on July 28, 2017.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first six months of 2017, we repurchased a total of 406,913 shares for $30.7 million. As of June 30, 2017, we have repurchased a total of 10.4 million shares for $703.6 million and had approximately $296.4 million available for future repurchases as of June 30, 2017.

We expect to continue making capital expenditures in 2017, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30			Six months ended June 30
(in millions)	2017	2016	Change	2017	2016	Change
Cash provided by operating activities	$55.7	$71.4	(22.0)%	$102.2	$82.8	23.4%
Capital expenditures	(19.0)	(15.9)	19.5%	(33.3)	(29.4)	13.3%
Free cash flow	$36.7	$55.5	(33.9)%	$68.9	$53.4	29.0%

We generated free cash flow of $36.7 million in the second quarter of 2017, a decrease of $18.8 million compared with the second quarter of 2016. The change reflects a $15.7 million decrease in cash provided by operating activities as well as a $3.1 million increase in capital expenditures.

In the first six months of 2017, we generated free cash flow of $68.9 million, an increase of $15.5 million compared with free cash flow of $53.4 million in the same period of 2016. The increase reflects a $19.4 million increase in cash provided by operating activities as well as a $3.9 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2017:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2017	Projected Beneficial Ownership (1)
Bevin Desmond Head of Global Markets & HR	5/26/2017	12/31/2017	3,002	Shares to be sold under the plan on specified dates	—	29,363
Steven Kaplan Director	4/25/2017	12/21/2017	7,500	Shares to be sold under the plan on specified dates	—	43,003
Gail Landis Director	11/15/2016	2/28/2018	1,500	Shares to be sold under the plan if the stock reaches specified prices	—	4,703
Tricia Rothschild Chief Product Officer	5/16/2017	8/31/2017	500	Shares to be sold under the plan on a specified date	—	4,840
______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2017, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2017 and restricted stock units that will vest by August 29, 2017. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2017. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2017, our cash, cash equivalents, and investments balance was $339.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, based on LIBOR rates around June 30, 2017, we estimate a 100 basis-point change in the LIBOR rate would have a $2.3 million impact on our interest expense.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2017:

	Six months ended June 30, 2017
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2017	1.1424	1.3004	0.7687	—

Percentage of revenue	4.9%	6.9%	3.7%	8.9%
Percentage of operating income (loss)	10.9%	(0.1)%	4.6%	(9.3)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.1)	$(2.2)	$(1.4)	$(3.1)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$—	$(0.3)	$0.8

The table below shows our net investment exposure to foreign currencies as of June 30, 2017:

	As of June 30, 2017
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$83.6	$137.9	$77.2	$156.4
Liabilities	34.6	35.2	52.1	52.8
Net currency position	$49.0	$102.7	$25.1	$103.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.9)	$(10.3)	$(2.5)	$(10.4)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

On December 1, 2016, the Company completed the acquisition of PitchBook Data, Inc. (PitchBook). As a result, in its Annual Report on Form 10-K for the period ended December 31, 2016, management excluded PitchBook from its assessment of internal control over financial reporting. Management is in the process of documenting and testing PitchBook’s internal controls over financial reporting and will incorporate PitchBook into its annual assessment of internal control over financial reporting for its fiscal year ending December 31, 2017. PitchBook is a wholly owned subsidiary whose total assets and total revenues represent 20% and 6%, respectively, of the related unaudited condensed consolidated financial statement amounts as of and for the six months ended June 30, 2017.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2017:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
Cumulative through March 31, 2017	10,030,919	$67.09	10,030,919	$326,849,705
April 1, 2017 - April 30, 2017	—	—	—	$326,849,705
May 1, 2017 - May 31, 2017	163,214	73.95	163,214	$314,777,579
June 1, 2017 - June 30, 2017	240,905	76.29	240,905	$296,393,814
Total	10,435,038	$67.41	10,435,038

Item 6.	Exhibits

Incorporated by reference to Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 28, 2017	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 28, 2017 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements