Form 10-Q
period 2017-09-30
Morningstar, Inc.
filed 2017-10-27
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2017, there were 42,529,709 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
(in millions except per share amounts)	2017	2016	2017	2016

Revenue	$229.9	$196.1	$668.6	$586.4

Operating expense:
Cost of revenue	90.9	84.9	283.2	256.3
Sales and marketing	31.1	23.1	100.2	71.1
General and administrative	33.3	25.8	93.2	76.1
Depreciation and amortization	21.8	18.1	64.8	52.0
Total operating expense	177.1	151.9	541.4	455.5

Operating income	52.8	44.2	127.2	130.9

Non-operating income (expense):
Interest income (expense), net	(0.9)	—	(2.6)	0.3
Gain on sale of investments, reclassified from other comprehensive income	0.3	0.3	1.1	0.5
Gain on sale of business	—	—	17.5	—
Other income (expense), net	(1.4)	1.8	(4.0)	4.8
Non-operating income (expense), net	(2.0)	2.1	12.0	5.6

Income before income taxes and equity in net income (loss) of unconsolidated entities	50.8	46.3	139.2	136.5

Equity in net income (loss) of unconsolidated entities	—	0.4	(1.0)	0.7

Income tax expense	16.9	16.5	40.2	46.5

Consolidated net income	$33.9	$30.2	$98.0	$90.7

Net income per share:
Basic	$0.80	$0.70	$2.29	$2.11
Diluted	$0.79	$0.70	$2.28	$2.09

Dividends per common share:
Dividends declared per common share	$—	$0.22	$0.46	$0.66
Dividends paid per common share	$0.23	$0.22	$0.69	$0.66

Weighted average shares outstanding:
Basic	42.5	43.1	42.8	43.0
Diluted	42.8	43.3	43.1	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016

Consolidated net income	$33.9	$30.2	$98.0	$90.7

Other comprehensive income (loss):
Foreign currency translation adjustment	10.0	(1.7)	29.9	(9.8)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	0.9	0.6	3.5	1.1
Reclassification gains (losses) included in net income	(0.3)	0.2	(0.8)	—
Other comprehensive income (loss)	10.6	(0.9)	32.6	(8.7)

Comprehensive income	$44.5	$29.3	$130.6	$82.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of September 30	As of December 31
(in millions except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$270.3	$259.1
Investments	53.7	44.9
Accounts receivable, less allowance of $2.6 and $2.1, respectively	148.2	145.8
Other current assets	25.7	22.2
Total current assets	497.9	472.0
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $263.4 and $214.8, respectively	151.2	152.1
Investments in unconsolidated entities	61.5	40.3
Goodwill	565.4	556.8
Intangible assets, net	100.9	120.9
Other assets	6.8	8.8
Total assets	$1,383.7	$1,350.9

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$32.6	$44.6
Accrued compensation	72.4	71.7
Deferred revenue	174.1	165.4
Other current liabilities	15.5	13.2
Total current liabilities	294.6	294.9
Accrued compensation	11.0	10.3
Deferred tax liability, net	39.9	38.2
Long-term debt	205.0	250.0
Deferred rent	23.9	24.8
Other long-term liabilities	30.1	35.9
Total liabilities	604.5	654.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,529,709 and 42,932,994 shares were outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Treasury stock at cost, 10,627,537 and 10,106,249 shares as of September 30, 2017 and December 31, 2016, respectively	(707.5)	(667.9)
Additional paid-in capital	595.4	584.0
Retained earnings	940.2	861.9
Accumulated other comprehensive loss:
Currency translation adjustment	(51.4)	(81.3)
Unrealized gain (loss) on available-for-sale investments	2.5	(0.2)
Total accumulated other comprehensive loss	(48.9)	(81.5)
Total Morningstar, Inc. shareholders’ equity	779.2	696.5
Noncontrolling interest	—	0.3
Total equity	779.2	696.8
Total liabilities and equity	$1,383.7	$1,350.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2017

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2016	42,932,994	$—	$(667.9)	$584.0	$861.9	$(81.5)	$0.3	$696.8

Net income		—	—	—	98.0	—	—	98.0
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $1.1		—	—	—	—	3.5	—	3.5
Reclassification of adjustments for gain included in net income, net of income tax of $0.3		—	—	—	—	(0.8)	—	(0.8)
Foreign currency translation adjustment, net		—	—	—	—	29.9	—	29.9
Other comprehensive income, net		—	—	—	—	32.6	—	32.6
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	130,086	—	1.0	(4.2)	—	—	—	(3.2)
Stock-based compensation		—	—	16.5	—	—	—	16.5
Common shares repurchased	(533,371)	—	(40.6)	—	—	—	—	(40.6)
Dividends declared		—	—	—	(19.7)	—	—	(19.7)
Purchase of additional interest in majority-owned investment		—	—	(0.9)	—	—	(0.3)	(1.2)
Balance as of September 30, 2017	42,529,709	$—	$(707.5)	$595.4	$940.2	$(48.9)	$—	$779.2

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30
(in millions)	2017	2016

Operating activities
Consolidated net income	$98.0	$90.7
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	64.8	52.0
Deferred income taxes	1.0	(2.9)
Stock-based compensation expense	16.5	10.6
Provision for bad debt	1.3	0.7
Equity in net income (loss) of unconsolidated entities	1.0	(0.7)
Gain on sale of business	(17.5)	—
Other, net	2.9	(5.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(0.3)	13.1
Other assets	(3.0)	(1.4)
Accounts payable and accrued liabilities	(4.3)	(3.9)
Accrued compensation	0.2	(20.8)
Income taxes—current	1.6	6.3
Deferred revenue	6.2	4.1
Deferred rent	(1.1)	(2.7)
Other liabilities	(2.6)	3.3
Cash provided by operating activities	164.7	143.2

Investing activities
Purchases of investments	(22.7)	(24.4)
Proceeds from maturities and sales of investments	20.6	21.6
Capital expenditures	(46.4)	(47.5)
Acquisitions, net of cash acquired	(1.0)	(15.8)
Proceeds from sale of a business	23.7	—
Purchases of equity- and cost-method investments	(24.3)	(16.4)
Other, net	0.6	—
Cash used for investing activities	(49.5)	(82.5)

Financing activities
Common shares repurchased	(41.3)	(38.8)
Dividends paid	(29.6)	(28.5)
Proceeds from short-term debt	—	40.0
Repayment of short-term debt	—	(15.0)
Repayment of long-term debt	(45.0)	—
Proceeds from stock-option exercises	0.2	0.4
Employee taxes paid from withholding of restricted stock units	(3.4)	(4.4)
Other, net	(0.4)	—
Cash used for financing activities	(119.5)	(46.3)

Effect of exchange rate changes on cash and cash equivalents	15.5	(2.1)
Net increase in cash and cash equivalents	11.2	12.3
Cash and cash equivalents—beginning of period	259.1	207.1
Cash and cash equivalents—end of period	$270.3	$219.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37.5	$43.3
Cash paid for interest	$3.8	$0.8
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$3.5	$1.5
Software and equipment obtained under long-term financing arrangement	$3.1	$9.0

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

The company has obtained an understanding of ASU No. 2014-09 and is in the process of analyzing the impact of the new standard on its financial results. We have completed a high-level assessment of the attributes within the company’s contracts for its major products and services, and we have started assessing potential impacts to our internal processes, control environment, and disclosures. While the company does not currently anticipate that the adoption of ASU No. 2014-09 will result in a material change to the timing of when revenue is recognized and believes that it will retain similar accounting treatment used to recognize revenue under current standards. We have identified that there will be certain changes in accounting treatment related to delivery of third-party content (principal vs. agent) and costs to obtain contracts (e.g., sales commissions). We are finalizing our assessment and quantifying the impacts related to these matters but do not expect them to be material. We are continuing to assess the impact of the new standard on our financial results and other possible impacts. The standard allows for both retrospective and modified retrospective methods of adoption. We plan to adopt using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We will continue to provide enhanced disclosures as we continue our assessment.

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

3. Credit Arrangements

In November 2016, we amended our credit agreement to provide us with a three-year credit facility with a borrowing capacity of up to $300.0 million. The credit agreement also provides for issuance of up to $25.0 million of letters of credit under the revolving credit facility.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2017.

We had an outstanding principal balance of $205.0 million at a one-month LIBOR interest rate plus 100 basis points as of September 30, 2017, leaving borrowing availability of $95.0 million.

4. Acquisitions, Goodwill, and Other Intangible Assets

2017 Acquisitions

We did not complete any significant acquisitions in the first nine months of 2017.

2016 Acquisitions

In the third quarter of 2017, we did not make any significant changes to the preliminary purchase price allocation related to our acquisition of PitchBook Data, Inc. compared with the preliminary estimates at December 31, 2016. The values assigned to various assets and liabilities in the preliminary purchase price allocation are subject to change as a result of information that may become available in the future.

As of September 30, 2017, the primary areas of the preliminary purchase price allocation that are not yet finalized include the fair values of acquired intangible assets and related deferred tax liabilities, assumed deferred revenue, and assumed tax assets and liabilities.

Additional information concerning this acquisition can be found in the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2016 to September 30, 2017:

(in millions)
Balance as of December 31, 2016	$556.8
Divestiture of HelloWallet (See Note 5)	(2.4)
Foreign currency translation and adjustments to purchase price allocation	11.0
Balance as of September 30, 2017	$565.4

We did not record any impairment losses in the first nine months of 2017 and 2016. We perform our annual impairment reviews in the fourth quarter.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2017				As of December 31, 2016
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.5	$(28.7)	$2.8	9	$30.9	$(27.4)	$3.5	9
Customer-related assets	156.5	(106.2)	50.3	12	152.0	(97.7)	54.3	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	127.8	(80.7)	47.1	7	133.2	(72.1)	61.1	7
Non-competition agreements	2.5	(1.9)	0.6	5	5.0	(3.1)	1.9	5
Total intangible assets	$318.5	$(217.6)	$100.9	10	$321.3	$(200.4)	$120.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Amortization expense	$5.5	$4.5	$18.1	$14.3

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2017 and subsequent years as follows:

(in millions)
Remainder of 2017 (from October 1 through December 31)	$5.6
2018	20.7
2019	19.2
2020	16.3
2021	13.0
Thereafter	26.1

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

The following table summarizes the amounts included in the gain on sale of business for the nine months ended September 30, 2017:

Nine months ended September 30
(in millions)	2017
Proceeds received	$23.7
Intangibles and internally developed software	(4.6)
Goodwill	(2.4)
Other assets and liabilities	0.8
Total gain on sale of business	$17.5

6. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30		Nine months ended September 30
(in millions, except per share amounts)	2017	2016	2017	2016

Basic net income per share:
Consolidated net income	$33.9	$30.2	$98.0	$90.7

Weighted average common shares outstanding	42.5	43.1	42.8	43.0

Basic net income per share	$0.80	$0.70	$2.29	$2.11

Diluted net income per share:
Consolidated net income	$33.9	$30.2	$98.0	$90.7

Weighted average common shares outstanding	42.5	43.1	42.8	43.0
Net effect of dilutive stock options, restricted stock units, and performance share awards	0.3	0.2	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	42.8	43.3	43.1	43.3

Diluted net income per share	$0.79	$0.70	$2.28	$2.09

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

The accounting policies for our single reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
United States	$171.8	$143.5	$503.4	$430.6

United Kingdom	17.0	15.2	47.5	45.8
Continental Europe	18.2	16.0	51.0	47.3
Australia	8.8	8.3	25.5	24.1
Canada	7.5	7.1	22.0	20.6
Asia	5.3	5.0	15.7	15.1
Other	1.3	1.0	3.5	2.9
Total International	58.1	52.6	165.2	155.8

Consolidated revenue	$229.9	$196.1	$668.6	$586.4

Long-lived assets by geographical area
	As of September 30	As of December 31
(in millions)	2017	2016
United States	$136.7	$139.1

United Kingdom	6.1	6.6
Continental Europe	1.8	1.9
Australia	1.1	0.6
Canada	0.2	0.4
Asia	5.2	3.4
Other	0.1	0.1
Total International	14.5	13.0

Consolidated property, equipment, and capitalized software, net	$151.2	$152.1

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

	As of September 30	As of December 31
(in millions)	2017	2016
Available-for-sale	$32.4	$27.7
Held-to-maturity	19.7	15.7
Trading securities	1.6	1.5
Total	$53.7	$44.9

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2017				As of December 31, 2016
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$26.7	$3.8	$(0.5)	$30.0	$25.6	$1.3	$(1.5)	$25.4
Mutual funds	2.1	0.3	—	2.4	2.2	0.1	—	2.3
Total	$28.8	$4.1	$(0.5)	$32.4	$27.8	$1.4	$(1.5)	$27.7

Held-to-maturity:
Certificates of deposit	$19.7	$—	$—	$19.7	$13.8	$—	$—	$13.8
Convertible note	—	—	—	—	1.9	—	—	1.9
Total	$19.7	$—	$—	$19.7	$15.7	$—	$—	$15.7

As of September 30, 2017 and December 31, 2016, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$28.8	$32.4	$27.8	$27.7
Total	$28.8	$32.4	$27.8	$27.7

Held-to-maturity:
Due in one year or less	$19.5	$19.5	$13.8	$13.8
Due in one to three years	0.2	0.2	1.9	1.9
Total	$19.7	$19.7	$15.7	$15.7

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Realized gains	$0.4	$0.5	$1.3	$1.6
Realized losses	(0.1)	(0.2)	(0.2)	(1.1)
Realized gains, net	$0.3	$0.3	$1.1	$0.5

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Unrealized gains, net	$—	$—	$0.1	$0.1

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of September 30, 2017
	as of	Using Fair Value Hierarchy
(in millions)	September 30, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$30.0	$30.0	$—	$—
Mutual funds	2.4	2.4	—	—
Trading securities	1.6	1.6	—	—
Cash equivalents	0.3	0.3	—	—
Total	$34.3	$34.3	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2016
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2016	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$25.4	$25.4	$—	$—
Mutual funds	2.3	2.3	—	—
Trading securities	1.5	1.5	—	—
Cash equivalents	0.2	0.2	—	—
Total	$29.4	$29.4	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of September 30, 2017 and December 31, 2016.

9. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Cost of revenue	$2.2	$1.5	$6.6	$5.5
Sales and marketing	0.7	0.3	2.1	1.3
General and administrative	2.6	1.0	7.8	3.8
Total stock-based compensation expense	$5.5	$2.8	$16.5	$10.6

As of September 30, 2017, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $37.5 million, which we expect to recognize over a weighted average period of 33 months.

10. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$50.8	$46.3	$139.2	$136.5
Equity in net income (loss) of unconsolidated entities	—	0.4	(1.0)	0.7
Total	$50.8	$46.7	$138.2	$137.2
Income tax expense	$16.9	$16.5	$40.2	$46.5
Effective tax rate	33.3%	35.3%	29.1%	33.9%

Our effective tax rate in the third quarter and for the first nine months of 2017 was 33.3% and 29.1%, a respective decrease of 2.0 and 4.8 percentage points compared with the same periods a year ago. During the third quarter of 2017, our effective tax rate, compared to the third quarter of 2016, decreased primarily due to a reduction in our liability for unrecognized tax benefits. The decrease in our effective tax rate for the first nine months of 2017, compared to the first nine months of 2016, primarily reflects the fact that we recorded a book gain of $17.5 million on the sale of HelloWallet in the second quarter of 2017 that is not a gain for tax purposes. Further, we can no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both of the HelloWallet tax impacts represents a decrease to our effective tax rate for the first nine months of 2017.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2017 and December 31, 2016, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of September 30	As of December 31
(in millions)	2017	2016
Gross unrecognized tax benefits	$18.1	$18.4
Gross unrecognized tax benefits that would affect income tax expense	$14.5	$14.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.3	$13.3

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of September 30	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2017	2016
Current liability	$8.8	$8.9
Non-current liability	5.7	5.4
Total liability for unrecognized tax benefits	$14.5	$14.3

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of these audits will conclude in 2017. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

We have not provided federal and state income taxes on accumulated undistributed earnings of certain foreign subsidiaries because these earnings have been permanently reinvested. Approximately 73% of our cash, cash equivalents, and investments balance as of September 30, 2017 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. It is not practical to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings.

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

11. Contingencies

Michael D. Green
In August 2017, Michael D. Green, individually and purportedly on behalf of all others similarly situated, filed a complaint in the United States District Court for the Northern District of Illinois. The complaint names as defendants Morningstar, Inc., Prudential Investment Management Services LLC, and Prudential Retirement Insurance and Annuity Co., and contains one count alleging violation of the Racketeering Influenced and Corrupt Practices Act (RICO). Plaintiff, a participant in a pension plan, alleges that the defendants engaged in concerted racketeering actions to steer plan participants into high-cost investments that pay unwarranted fees to the defendants. The complaint seeks unspecified compensatory damages for plaintiff and the members of the putative class, treble damages, injunctive relief, costs, and attorneys’ fees. Morningstar has filed a motion to dismiss the complaint, which is fully briefed and under advisement by the court. Although Morningstar is vigorously contesting the claim asserted, we cannot predict the outcome of the proceeding.

Other Matters
We are involved from time to time in legal proceedings and litigation that arise in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

As of September 30, 2017, we had repurchased a total of 10,561,496 shares for $713.5 million under this authorization, leaving approximately $286.5 million available for future repurchases.

13. Subsequent Event

In October 2017, our board of directors approved a regular quarterly dividend of 23.0 cents per share payable on October 31, 2017 to shareholders of record as of October 18, 2017. We will pay a quarterly dividend of approximately $9.8 million on October 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

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

Industry Overview

Equity markets continued their positive trend in the third quarter of 2017. The Morningstar U.S. Market Index, a broad market benchmark, was up 4.0% for the third quarter of 2017 and 12.5% year-to-date, while the Global Ex-U.S. Index finished the quarter up 6.2% and 21.5% year-to-date.

U.S. mutual fund assets stood at $17.8 trillion in August 2017, based on data from the Investment Company Institute (ICI), compared with $16.4 trillion in August 2016. Based on Morningstar's estimated asset flow data, investors added about $43.2 billion to long-term open-end and exchange-traded funds during the third quarter of 2017, compared with an outflow of $9.5 billion in the third quarter of 2016. Continuing a long-term trend, investors continued to heavily favor lower-cost, passively managed vehicles for new inflows.

Assets in exchange-traded funds totaled $3.1 trillion in August 2017, up from $2.4 trillion in August 2016, based on data from the ICI.

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

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of September 30
	2017		2016		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	118,209		118,375		(0.1)%
Morningstar.com average monthly unique users (U.S.)	1,923,483		1,867,057		3.0%
Advisor Workstation clients (U.S.)	182		178		2.2%
Morningstar Office licenses (U.S.)	4,303		4,606		(6.6)%
Morningstar Direct licenses	13,476		12,243		10.1%
PitchBook Platform licenses	12,410		9,006	(1)	37.8%
Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions (Retirement)
Managed Accounts (3)	$56.1		$47.5		18.1%
Plan Sponsor Advice	39.1		33.5		16.7%
Custom Models	26.5		22.4		18.3%
Workplace Solutions (total)	$121.7		$103.4		17.7%
Morningstar Investment Management
Morningstar Managed Portfolios	$37.4		$29.4	(4)	27.2%
Institutional Asset Management	54.1		59.9		(9.7)%
Asset Allocation Services	8.8		7.6		15.8%
Manager Selection Services	1.4		1.3		7.7%
Morningstar Investment Management (total)	$101.7		$98.2		3.6%

Our employees (approximate)
Worldwide headcount	4,820	(5)	4,170	(6)	15.6%

	Three months ended September 30					Nine months ended September 30
(in millions)	2017		2016		Change	2017	2016	Change
Key product revenue (7)
Morningstar Data	$40.8		$38.0		7.5%	$119.7	$112.8	6.1%
Morningstar Direct	32.2		27.9		15.5%	92.0	82.2	11.9%
Morningstar Investment Management	26.3		24.7		6.6%	78.0	73.7	5.8%
Morningstar Advisor Workstation	22.2		20.7		6.9%	64.8	62.0	4.6%
Workplace Solutions	18.4		17.6		4.5%	55.3	50.5	9.4%

Revenue by Type (7)
License-based (8)	$168.3	$142.2	18.4%	$489.3	$423.7	15.5%
Asset-based (9)	47.4	43.1	10.0%	137.9	125.3	10.1%
Transaction-based (10)	14.2	10.8	31.1%	41.4	37.4	10.5%

Other Metrics
Average assets under management and advisement ($bil)	$217.9	$196.5	10.9%	$210.8	$188.4	11.9%
Number of new-issue ratings completed (11)	30	9	233.3%	57	35	62.9%
Asset value of new-issue ratings ($bil) (11)	$8.6	$5.1	68.6%	$23.1	$15.4	50.0%

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

Excluding for Morningstar Managed Portfolios, it's difficult for our Investment Management business to quantify these cash inflows and outflows. The information we receive from most of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot specify the effect of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

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

(4) Revised to include the assets from South Africa.

(5) Includes approximately 385 PitchBook employees, who are not reflected in the September 30, 2016 headcount total.

(6) Revised to exclude temporary employees and part-time employees who work less than 30 hours a week.

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

(9) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(10) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(11) Includes commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, and corporate and financial institutions.

Three and Nine Months Ended September 30, 2017 vs. Three and Nine Months Ended September 30, 2016

Consolidated Results

	Three months ended September 30				Nine months ended September 30
Key Metrics (in millions)	2017	2016	Change		2017	2016	Change
Revenue	$229.9	$196.1	17.3%		$668.6	$586.4	14.0%
Operating income	$52.8	$44.2	19.7%		$127.2	$130.9	(2.8)%
Operating margin	23.0%	22.5%	0.5	pp	19.0%	22.3%	(3.3)	pp

Cash provided by operating activities	$62.5	$60.4	3.5%		$164.7	$143.2	15.0%
Capital expenditures	(13.1)	(18.1)	(27.6)%		(46.4)	(47.5)	(2.3)%
Free cash flow	$49.4	$42.3	16.8%		$118.3	$95.7	23.6%
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

Consolidated Revenue

	Three months ended September 30			Nine months ended September 30
(in millions)	2017	2016	Change	2017	2016	Change
Consolidated revenue	$229.9	$196.1	17.3%	$668.6	$586.4	14.0%

In the third quarter of 2017, consolidated revenue increased 17.3% to $229.9 million. Our acquisition of PitchBook Data, Inc. (PitchBook) in December 2016 contributed $16.6 million of revenue during the third quarter of 2017. Foreign currency movements had a positive effect in the quarter, increasing revenue by approximately $1.4 million.

During the third quarter, we experienced continued growth for license-based products such as Morningstar Direct and Morningstar Data. Revenue from Morningstar Direct rose $4.3 million, reflecting growth in licenses for both new and existing clients. Morningstar Data revenue also increased $2.9 million, mainly reflecting new contracts and renewals for managed products data and our market data business.

Products and services that mainly generate revenue from asset-based fees increased $4.3 million during the third quarter, mainly driven by strong growth in Workplace Solutions and Morningstar Managed Portfolios.

Revenue from Morningstar Credit Ratings also increased $3.1 million during the third quarter of 2017, primarily due to new-issue growth in asset-backed securities.

For the first nine months of 2017, consolidated revenue was up 14.0% to $668.6 million, compared with $586.4 million in the same period of 2016. PitchBook contributed $44.8 million of revenue during the first nine months of 2017. Morningstar Direct, Morningstar Managed Portfolios, Morningstar Data, Morningstar Credit Ratings, and Workplace Solutions were also primary contributors to growth during the first nine months of 2017.

Revenue from asset-based fees made up approximately 16% of consolidated revenue in the third quarter and first nine months of 2017, compared with approximately 17% for the same periods in 2016.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, and the effect of foreign currency translations. In the third quarter of 2017, organic revenue increased 8.7% after excluding a favorable effect of $1.4 million from foreign currency translations and $16.6 million of incremental revenue from acquisitions, primarily from PitchBook. Our third quarter of 2016 results included revenue of $1.1 million from HelloWallet, which we divested in the second quarter of 2017, and that did not recur in the third quarter of 2017.

For the first nine months of 2017, organic revenue increased 7.0% after excluding an unfavorable effect of $3.0 million from foreign currency translations and $45.1 million of incremental revenue from acquisitions, almost entirely from PitchBook. Revenue in the first nine months of 2016 included $1.1 million of revenue from HelloWallet, which we divested in the second quarter of 2017, and that did not recur in the first nine months 2017.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, and the effect of foreign currency translations):

	Three months ended September 30			Nine months ended September 30
(in millions)	2017	2016	Change	2017	2016	Change
Consolidated revenue	$229.9	$196.1	17.3%	$668.6	$586.4	14.0%
Less: acquisitions	(16.6)	—	NMF	(45.1)	—	NMF
Less: divestitures	—	(1.1)	NMF	—	(1.1)	NMF
Favorable (unfavorable) effect of foreign currency translations	(1.4)	—	NMF	3.0	—	NMF
Organic revenue	$211.9	$195.0	8.7%	$626.5	$585.3	7.0%

Revenue by region

	Three months ended September 30			Nine months ended September 30
(in millions)	2017	2016	Change	2017	2016	Change
United States	$171.8	$143.5	19.7%	$503.4	$430.6	16.9%

United Kingdom	17.0	15.2	11.8%	47.5	45.8	3.7%
Continental Europe	18.2	16.0	13.8%	51.0	47.3	7.8%
Australia	8.8	8.3	6.0%	25.5	24.1	5.8%
Canada	7.5	7.1	5.6%	22.0	20.6	6.8%
Asia	5.3	5.0	6.0%	15.7	15.1	4.0%
Other	1.3	1.0	30.0%	3.5	2.9	20.7%
Total International	58.1	52.6	10.5%	165.2	155.8	6.0%

Consolidated revenue	$229.9	$196.1	17.3%	$668.6	$586.4	14.0%

International revenue made up about 25% of our consolidated revenue in the first nine months of 2017 and 2016. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $5.5 million, or 10.5%, in the third quarter, mainly reflecting growth in Morningstar Data and Morningstar Direct. For the first nine months of 2017, revenue from international operations was up $9.4 million, or 6.0%.

Consolidated Operating Expense

	Three months ended September 30				Nine months ended September 30
(in millions)	2017	2016	Change		2017	2016	Change
Cost of revenue	$90.9	$84.9	7.1%		$283.2	$256.3	10.5%
% of consolidated revenue	39.5%	43.3%	(3.8)	pp	42.4%	43.7%	(1.3)	pp
Sales and marketing	31.1	23.1	35.0%		100.2	71.1	41.1%
% of consolidated revenue	13.6%	11.8%	1.8	pp	15.0%	12.1%	2.9	pp
General and administrative	33.3	25.8	29.0%		93.2	76.1	22.5%
% of consolidated revenue	14.5%	13.2%	1.3	pp	13.9%	13.0%	0.9	pp
Depreciation and amortization	21.8	18.1	19.7%		64.8	52.0	24.5%
% of consolidated revenue	9.5%	9.2%	0.3	pp	9.7%	8.9%	0.8	pp
Total operating expense	$177.1	$151.9	16.6%		$541.4	$455.5	18.9%
% of consolidated revenue	77.0%	77.5%	(0.5)	pp	81.0%	77.7%	3.3	pp

Consolidated operating expense increased $25.2 million, or 16.6%, in the third quarter of 2017. Foreign currency translations had an unfavorable effect of $0.9 million on operating expense during the third quarter of 2017.

PitchBook contributed $18.5 million of operating expense, primarily for salaries, amortization expense, professional fees, and commission expense, during the third quarter of 2017.

The remaining increase was primarily a result of higher compensation expense (including salaries, bonus, and other company-sponsored benefits), depreciation expense, and production expense, which includes third-party data and infrastructure hosting, offset by an increase in capitalized software development and lower marketing expense.

Consolidated operating expense increased $85.9 million, or 18.9%, in the first nine months of 2017. Foreign currency had a favorable effect of $3.9 million on operating expense during first nine months of 2017.

PitchBook contributed $53.9 million of operating expense, related to the same factors noted above, during the first nine months of 2017.

The remaining increase was primarily a result of higher compensation expense (including salaries, bonus, and other company-sponsored benefits), depreciation expense, and professional fees, offset by an increase in capitalized software development.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $6.0 million in the third quarter of 2017. Higher professional fees of $3.9 million was the largest contributor to the increase. Higher salary and production expense also contributed to the growth in this category.

Partially offsetting these increases was an increase in internally developed capitalized software. We have accelerated development of our major software platforms, resulting in an increase in capitalized software development, which reduced operating expense. During the third quarter of 2017, we capitalized $11.0 million associated with software development activities, mainly related to Morningstar Data, Workplace Solutions, PitchBook, and additional enhancements to reporting, financial planning, and other capabilities in our products. In comparison, we capitalized $6.8 million in the third quarter of 2016.

For the first nine months of 2017, cost of revenue increased $26.9 million. Higher salary expense of $16.4 million was the largest contributor to the increase and was mainly driven by additional headcount. Higher professional fees, bonus expense, and production expense also contributed to the growth in this category.

An increase in internally developed capitalized software partially offset these increases. We capitalized $34.6 million associated with software development activities related to the same products mentioned above in the first nine months of 2017 compared to $19.2 million in the first nine months of 2016.

PitchBook contributed $3.8 million and $10.1 million of operating expense in this cost category, primarily for professional fees and salary expense, in the third quarter of 2017 and first nine months of 2017, respectively.

As a percentage of revenue, cost of revenue decreased 3.8 percentage points in the third quarter of 2017 and 1.3 percentage points in the first nine months of 2017.

Sales and marketing

Sales and marketing expense increased $8.0 million in the third quarter of 2017, reflecting a $6.1 million increase in compensation expense (including salaries, bonus, and other company-sponsored benefits) and a $3.1 million increase in sales commission expense. Advertising and marketing spend decreased $1.8 million during the third quarter of 2017.

For the first nine months of 2017, sales and marketing expense increased about $29.1 million, reflecting a $17.9 million increase in compensation expense (including salaries, bonus, and other company-sponsored benefits) and a $8.1 million increase in sales commission expense.

PitchBook contributed $8.6 million and $24.2 million of operating expense in this cost category, primarily for salary and sales commission expense, in the third quarter of 2017 and first nine months of 2017, respectively.

As a percentage of revenue, sales and marketing expense increased 1.8 percentage points in the third quarter of 2017 and 2.9 percentage points in the first nine months of 2017.

General and administrative

General and administrative expense increased $7.5 million during the third quarter. Compensation expense (including salaries, bonus, and other company-sponsored benefits) increased $1.9 million and stock-based compensation expense increased $1.7 million during the third quarter of 2017. Rent expense and software subscriptions also increased during the third quarter of 2017.

For the first nine months of 2017, general and administrative expense increased $17.1 million. Compensation expense (including salaries, bonus, and other company-sponsored benefits) increased $4.3 million and stock-based compensation expense increased $4.0 million. Rent expense and software subscriptions also increased during the first nine months of 2017.

PitchBook contributed $3.4 million and $11.4 million of operating expense in this cost category, primarily for management bonus plan expense and salary expense in the third quarter of 2017 and first nine months of 2017, respectively.

As a percentage of revenue, general and administrative expense increased 1.3 percentage points in the third quarter of 2017 and 0.9 percentage points in the first nine months of 2017.

Depreciation and amortization

Depreciation expense increased $2.7 million in the third quarter, mainly driven by depreciation expense related to capitalized software development and leasehold improvements incurred over the past several years. Intangible amortization expense increased $1.0 million.

For the first nine months of 2017, depreciation expense increased $9.0 million, largely driven by capitalized software development, computer software and equipment, and leasehold improvements incurred over the past several years. Intangible amortization expense increased $3.8 million.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $5.6 million for the remainder of 2017. These estimates may be affected by additional acquisitions, dispositions, changes in the estimated average useful lives, and foreign currency translation.

PitchBook contributed $2.8 million and $8.2 million of operating expense in this cost category, primarily for amortization expense, in the third quarter of 2017 and first nine months of 2017, respectively.

As a percentage of revenue, depreciation and amortization expense increased 0.3 percentage points in the third quarter of 2017 and 0.8 percentage points in the first nine months of 2017.

Consolidated Operating Income and Operating Margin

	Three months ended September 30				Nine months ended September 30
(in millions)	2017	2016	Change		2017	2016	Change
Operating income	$52.8	$44.2	19.7%		$127.2	$130.9	(2.8)%
% of revenue	23.0%	22.5%	0.5	pp	19.0%	22.3%	(3.3)	pp

Consolidated operating income increased $8.6 million in the third quarter of 2017, as revenue increased $33.8 million and operating expense increased $25.2 million. Operating margin was 23.0%, up 0.5 percentage points compared with the third quarter of 2016.

Consolidated operating income decreased $3.7 million in the first nine months of 2017 as revenue increased $82.2 million and operating expense increased $85.9 million. Operating margin was 19.0%, down 3.3 percentage points compared with the first nine months of 2016.

We reported adjusted operating income, which excludes PitchBook, of $54.7 million in the third quarter of 2017 and $136.3 million for the first nine months of 2017. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended September 30			Nine months ended September 30
($000)	2017	2016	Change	2017	2016	Change
Operating income	$52.8	$44.2	19.7%	$127.2	$130.9	(2.8)%
Add back: management bonus plan expense	1.7	—	—	5.2	—	—
Add back: intangible amortization	2.6	—	—	7.9	—	—
Add back: other operating income, net for PitchBook	(2.4)	—	—	(4.0)	—	—
Adjusted operating income	$54.7	$44.2	24.1%	$136.3	$130.9	4.2%

We present adjusted operating income (operating income excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

We reported an adjusted operating margin, which excludes PitchBook, of 25.7% in the third quarter of 2017 and 21.9% in the first nine months of 2017. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended September 30				Nine months ended September 30
($000)	2017	2016	Change		2017	2016	Change
Operating margin	23.0%	22.5%	0.5	pp	19.0%	22.3%	(3.3)	pp
Add back: management bonus plan expense	0.6%	—%	0.6	pp	0.7%	—%	0.7	pp
Add back: intangible amortization	1.1%	—%	1.1	pp	1.1%	—%	1.1	pp
Add back: other operating income, net for PitchBook	1.0%	—%	1.0	pp	1.1%	—%	1.1	pp
Adjusted operating margin	25.7%	22.5%	3.2	pp	21.9%	22.3%	(0.4)	pp

We present adjusted operating margin (operating margin excluding PitchBook) to show the effect of this acquisition, better reflect period-over-period comparisons, and improve overall understanding of our current and future financial performance.

Non-Operating Income (Expense), Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Interest income	$0.4	$0.4	$1.3	$1.2
Interest expense	(1.3)	(0.4)	(3.9)	(0.9)
Gain on sale of investments, net	0.3	0.3	1.1	0.5
Gain on sale of business	—	—	17.5	—
Other income (expense), net	(1.4)	1.8	(4.0)	4.8
Non-operating income (expense), net	$(2.0)	$2.1	$12.0	$5.6

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

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Equity in net income (loss) of unconsolidated entities	$—	$0.4	$(1.0)	$0.7

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended September 30		Nine months ended September 30
(in millions)	2017	2016	2017	2016
Income before income taxes and equity in net income (loss) of unconsolidated entities	$50.8	$46.3	$139.2	$136.5
Equity in net income (loss) of unconsolidated entities	—	0.4	(1.0)	0.7
Total	$50.8	$46.7	$138.2	$137.2
Income tax expense	$16.9	$16.5	$40.2	$46.5
Effective tax rate	33.3%	35.3%	29.1%	33.9%

Our effective tax rate in the third quarter and for the first nine months of 2017 was 33.3% and 29.1%, a respective decrease of 2.0 and 4.8 percentage points compared with the same periods a year ago. During the third quarter of 2017, our effective tax rate, compared to the third quarter of 2016, decreased primarily due to a reduction in our liability for unrecognized tax benefits. The decrease in our effective tax rate for the first nine months of 2017, compared to the first nine months of 2016, primarily reflects the fact that we recorded a book gain of $17.5 million on the sale of HelloWallet in the second quarter of 2017 that is not a gain for tax purposes. Further, we can no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both of the HelloWallet tax impacts represents a decrease to our effective tax rate for the first nine months of 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents, and investments of $324.0 million, an increase of $20.0 million compared with $304.0 million as of December 31, 2016. The increase reflects cash provided by operating activities and proceeds of $23.7 million related to the sale of HelloWallet, partially offset by $46.4 million of capital expenditures, $45.0 million of repayments of long-term debt, and $41.3 million used to repurchase common stock through our share repurchase program, of which $0.7 million was repurchased in the fourth quarter of 2016 but settled and paid early in the first half of 2017. Dividends paid of $29.6 million and purchases of equity-method investments of $24.3 million also offset the cash inflows.

Cash provided by operating activities is our main source of cash. In the first nine months of 2017, cash provided by operating activities was $164.7 million, reflecting $168.0 million of net income, adjusted for non-cash items, and offset by $3.3 million in negative changes from our net operating assets and liabilities, which included bonus payments of $38.4 million.

In November 2016, we amended our credit agreement to provide us with a three-year credit facility with a borrowing capacity of up to $300.0 million. We had an outstanding principal balance of $205.0 million as of September 30, 2017, leaving borrowing availability of $95.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants at September 30, 2017.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $34.0 million, or 63% of our total investments balance as of September 30, 2017) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 73% of our cash, cash equivalents, and investments balance as of September 30, 2017 was held by our operations outside the United States, up from about 71% as of December 31, 2016. We do not expect to repatriate earnings from our international subsidiaries in the foreseeable future. We have not recognized deferred tax liabilities for the portion of the outside basis differences (including unremitted earnings) relating to international subsidiaries because the investment in these subsidiaries is considered permanent in duration. It is not practical to quantify the deferred tax liability associated with these outside basis differences.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In October 2017, our board of directors approved a regular quarterly dividend of 23.0 cents per share payable on October 31, 2017 to shareholders of record as of October 18, 2017. We will pay a quarterly dividend of approximately $9.8 million on October 31, 2017.

In December 2015, our board approved a $300.0 million increase to our share repurchase program, bringing the total amount authorized under the program to $1.0 billion. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate. In the first nine months of 2017, we repurchased a total of 533,371 shares for $40.6 million. As of September 30, 2017, we have repurchased a total of 10.6 million shares for $713.5 million and had approximately $286.5 million available for future repurchases as of September 30, 2017.

We expect to continue making capital expenditures in 2017, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30			Nine months ended September 30
(in millions)	2017	2016	Change	2017	2016	Change
Cash provided by operating activities	$62.5	$60.4	3.5%	$164.7	$143.2	15.0%
Capital expenditures	(13.1)	(18.1)	(27.6)%	(46.4)	(47.5)	(2.3)%
Free cash flow	$49.4	$42.3	16.8%	$118.3	$95.7	23.6%

We generated free cash flow of $49.4 million in the third quarter of 2017, an increase of $7.1 million compared with the third quarter of 2016. The change reflects a $2.1 million increase in cash provided by operating activities as well as a $5.0 million decrease in capital expenditures.

In the first nine months of 2017, we generated free cash flow of $118.3 million, an increase of $22.6 million compared with free cash flow of $95.7 million in the same period of 2016. The increase reflects a $21.5 million increase in cash provided by operating activities as well as a $1.1 million decrease in capital expenditures.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2017:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2017	Projected Beneficial Ownership (1)
Steven Kaplan Director	4/25/2017	12/21/2017	7,500	Shares to be sold under the plan on specified dates	—	43,003
Gail Landis Director	11/15/2016	2/28/2018	1,500	Shares to be sold under the plan if the stock reaches specified prices	1,000	4,703
Jack Noonan Director	7/28/2017	1/25/2018	20,000	Shares to be sold under the plan if the stock reaches a specified price	—	28,717

During the third quarter of 2017, the previously disclosed Rule 10b5-1 sales plans for Bevin Desmond and Tricia Rothschild completed in accordance with their respective terms.
______________________
(1) This column reflects an estimate of the number of shares each identified director will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2017, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2017 and restricted stock units that will vest by November 29, 2017. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2017. Each director identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2017, our cash, cash equivalents, and investments balance was $324.0 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, based on LIBOR rates around September 30, 2017, we estimate a 100 basis-point change in the LIBOR rate would have a $2.1 million impact on our interest expense.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2017:

	Nine months ended September 30, 2017
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2017	1.1816	1.3403	0.7834	—

Percentage of revenue	4.9%	7.1%	3.7%	8.9%
Percentage of operating income (loss)	10.2%	0.3%	4.1%	(8.0)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.5)	$(2.6)	$(2.0)	$(4.5)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.6)	$—	$(0.4)	$1.2

The table below shows our net investment exposure to foreign currencies as of September 30, 2017:

	As of September 30, 2017
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$88.1	$148.8	$80.3	$169.9
Liabilities	36.3	41.4	53.5	63.0
Net currency position	$51.8	$107.4	$26.8	$106.9

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.2)	$(10.7)	$(2.7)	$(10.7)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

On December 1, 2016, the Company completed the acquisition of PitchBook Data, Inc. (PitchBook). As a result, our management excluded PitchBook from its assessment of internal control over financial reporting. Management is in the process of documenting and testing PitchBook’s internal controls over financial reporting and will incorporate PitchBook into its annual assessment of internal control over financial reporting for its fiscal year ending December 31, 2017. PitchBook is a wholly owned subsidiary whose total assets and total revenues represent 20% and 7%, respectively, of the related unaudited condensed consolidated financial statement amounts as of and for the nine months ended September 30, 2017.

Other than the change noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2017:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2017 - July 31, 2017	126,458	$78.46	126,458	$286,469,896
August 1, 2017 - August 31, 2017	—	—	—	$286,469,896
September 1, 2017 - September 30, 2017	—	—	—	$286,469,896
Total	126,458	$78.46	126,458

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on October 27, 2017 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 27, 2017	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer