Form 10-Q
period 2018-03-31
Morningstar, Inc.
filed 2018-05-03
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 20, 2018, there were 42,517,468 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31
(in millions except per share amounts)	2018	2017

Revenue	$243.5	$209.5

Operating expense:
Cost of revenue	102.4	97.0
Sales and marketing	38.5	32.4
General and administrative	32.2	30.2
Depreciation and amortization	22.9	21.5
Total operating expense	196.0	181.1

Operating income	47.5	28.4

Non-operating income (expense):
Interest expense, net	(0.3)	(0.9)
Gain on sale of investments, reclassified from other comprehensive income	0.5	0.5
Gain on sale of product line	10.5	—
Other expense, net	(1.4)	(0.9)
Non-operating income (expense), net	9.3	(1.3)

Income before income taxes and equity in net loss of unconsolidated entities	56.8	27.1

Equity in net loss of unconsolidated entities	(1.5)	(0.8)

Income tax expense	13.4	8.3

Consolidated net income	$41.9	$18.0

Net income per share:
Basic	$0.99	$0.42
Diluted	$0.98	$0.42

Dividends per common share:
Dividends declared per common share	$0.25	$0.23
Dividends paid per common share	$0.25	$0.23

Weighted average shares outstanding:
Basic	42.5	42.9
Diluted	42.9	43.2

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31
(in millions)	2018	2017

Consolidated net income	$41.9	$18.0

Other comprehensive income:
Foreign currency translation adjustment	7.5	7.4
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	—	1.6
Reclassification gains included in net income	(0.4)	(0.3)
Other comprehensive income	7.1	8.7

Comprehensive income	$49.0	$26.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	As of March 31	As of December 31
(in millions except share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$311.0	$308.2
Investments	44.4	45.1
Accounts receivable, less allowance of $3.4 and $3.2, respectively	158.2	148.2
Deferred commissions	16.7	—
Other current assets	19.4	28.3
Total current assets	549.7	529.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $300.3 and $284.7, respectively	147.4	147.4
Investments in unconsolidated entities	61.2	62.0
Goodwill	567.4	564.9
Intangible assets, net	90.2	95.4
Deferred commissions, non-current	9.4	—
Other assets	11.2	6.2
Total assets	$1,436.5	$1,405.7

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$49.1	$49.2
Accrued compensation	52.8	92.0
Deferred revenue	205.8	171.3
Other current liabilities	19.6	10.7
Total current liabilities	327.3	323.2
Accrued compensation	11.9	11.7
Deferred tax liability, net	28.8	23.6
Long-term debt	150.0	180.0
Deferred rent	25.8	26.9
Deferred revenue, non-current	13.8	14.2
Other long-term liabilities	20.6	21.2
Total liabilities	578.2	600.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,534,228 and 42,547,707 shares were outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 10,726,166 and 10,633,637 shares as of March 31, 2018 and December 31, 2017, respectively	(717.1)	(708.2)
Additional paid-in capital	607.9	601.0
Retained earnings	1,007.0	958.7
Accumulated other comprehensive loss:
Currency translation adjustment	(40.4)	(47.9)
Unrealized gain on available-for-sale investments	0.9	1.3
Total accumulated other comprehensive loss	(39.5)	(46.6)
Total Morningstar, Inc. shareholders’ equity	858.3	804.9
Noncontrolling interest	—	—
Total equity	858.3	804.9
Total liabilities and equity	$1,436.5	$1,405.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the three months ended March 31, 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital			Non- Controlling Interest
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings			Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$—	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0			17.0
Net income		—	—	—	41.9	—	—	41.9
Other comprehensive income:
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.4)	—	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	7.5	—	7.5
Other comprehensive income, net		—	—	—	—	7.1	—	7.1
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	79,050	—	—	(4.1)	—	—	—	(4.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.4	—	—	—	4.4
Stock-based compensation		—	—	6.6	—	—	—	6.6
Common shares repurchased	(92,529)	—	(8.9)	—	—	—	—	(8.9)
Dividends declared		—	—	—	(10.6)	—	—	(10.6)
Balance as of March 31, 2018	42,534,228	$—	$(717.1)	$607.9	$1,007.0	$(39.5)	$—	$858.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in millions)	2018	2017

Operating activities
Consolidated net income	$41.9	$18.0
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	22.9	21.5
Deferred income taxes	5.7	(2.3)
Stock-based compensation expense	6.6	5.3
Provision for bad debt	0.8	0.5
Equity in net loss of unconsolidated entities	1.5	0.8
Gain on sale of product line	(10.5)	—
Other, net	0.9	0.4
Changes in operating assets and liabilities:
Accounts receivable	(9.8)	4.0
Other assets	3.8	(6.6)
Deferred commissions	21.6	—
Accounts payable and accrued liabilities	—	2.3
Accrued compensation	(65.3)	(25.7)
Income taxes, current	8.7	6.6
Deferred revenue	33.1	22.1
Deferred rent	(1.0)	(0.5)
Other liabilities	(1.0)	0.1
Cash provided by operating activities	59.9	46.5

Investing activities
Purchases of investments	(7.8)	(9.2)
Proceeds from maturities and sales of investments	7.7	5.7
Capital expenditures	(17.6)	(14.3)
Proceeds from sale of a product line	10.5	—
Purchases of equity investments	(0.1)	(0.2)
Other, net	—	0.5
Cash used for investing activities	(7.3)	(17.5)

Financing activities
Common shares repurchased	(8.9)	(0.9)
Dividends paid	(10.6)	(9.9)
Repayment of long-term debt	(30.0)	(15.0)
Employee taxes paid from withholding of restricted stock units	(4.1)	—
Other, net	(0.5)	(0.2)
Cash used for financing activities	(54.1)	(26.0)

Effect of exchange rate changes on cash and cash equivalents	4.3	3.7
Net increase in cash and cash equivalents	2.8	6.7
Cash and cash equivalents—beginning of period	308.2	259.1
Cash and cash equivalents—end of period	$311.0	$265.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.8	$4.1
Cash paid for interest	$0.8	$1.2
Supplemental information of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale investments	$(0.9)	$1.8

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

Significant changes to our accounting policies as a result of adopting ASU 2014-09, Revenue from Contracts with Customers, are discussed below. We discuss our other significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date for ASU 2014-09 would have required us to adopt it beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year and permitted early adoption as early as the original effective date of ASU 2014-09. We elected the deferral, and the new standard was effective for us on January 1, 2018. We also adopted ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 on January 1, 2018.

We adopted Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Upon adoption, we recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods were not retrospectively adjusted.

Impact on financial statements

The impact to revenue as a result of applying Topic 606 was an increase of $1.7 million for the three months ended March 31, 2018 and relates to a change in presentation of revenue and costs associated with third-party content and data. Such revenue and costs were presented on a net basis prior to the adoption of Topic 606 and are now presented on a gross basis. This change resulted in an increase of revenue and a corresponding increase in cost of revenue of $1.7 million, with no impact on operating income.

We also changed our accounting for expenses related to our sales commission plans as a result of adopting Topic 606. Due to our method of adoption, we recorded a deferred commission asset, and related deferred tax liability, as of January 1, 2018, for sales commissions that were expensed in prior periods. This change resulted in an opening net adjustment to retained earnings of $17.0 million, with an offsetting increase to our deferred commissions and deferred income tax liabilities relating to prior periods.

The following table summarizes the cumulative effect of the changes to our unaudited condensed consolidated balance sheet as of January 1, 2018 from the adoption of Topic 606:

(in millions)	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Assets:
Deferred commissions, current and non-current	$—	$22.7	$22.7

Liabilities:
Deferred income tax liability	$—	$5.7	$5.7

Equity:
Retained earnings	$—	$17.0	$17.0

The following table illustrates the impact that adopting Topic 606 has had on our reported results in the unaudited condensed consolidated balance sheet as of March 31, 2018 and the unaudited condensed consolidated statements of income for the three months ended March 31, 2018:

	For the three months ended March 31, 2018
(in millions)	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606
Balance Sheet:
Accounts receivable, less allowance	$158.2	$—	$158.2
Deferred commissions, current and non-current	26.1	26.1	—
Deferred revenue, current and non-current	219.6	—	219.6

Income Statement:
Revenue	$243.5	$1.7	$241.8
Cost of revenue	102.4	1.7	100.7
Sales and marketing	38.5	0.4	38.9
Operating income	47.5	(0.4)	47.1

Revenue Recognition: We recognize revenue by applying the following five-step model to each of our customer arrangements:

1.Identify the customer contract
2.Identify the performance obligations in the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations
5.Recognize revenue when (or as) performance obligations are satisfied

Revenues are recognized when (or as) performance obligations are satisfied by transferring a promised product or service to the customer. Products or services are transferred when (or as) the customer obtains control of the product or service. The transaction price for a customer arrangement is the amount we expect to be entitled to in exchange for transferring the promised product or service. The transaction price may include fixed amounts, variable amounts, or both. Amounts invoiced in excess of the revenue recognized for the services transferred during the period will result in an increase to deferred revenue. The timing of cash payments is typically thirty to sixty days after the performance obligation has been satisfied and these payments reduce our outstanding accounts receivable.

Revenue from contracts with customers is derived from license-based arrangements, asset-based arrangements, and transaction-based arrangements.

License-based revenue is generated through subscription contracts with our customers of Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, PitchBook Data, and other similar products. Our performance obligations under these contracts are satisfied over time, as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. Therefore, we recognize revenue for these performance obligations on a straight-line basis. License-based arrangements typically have a term of 12 to 36 months.

Asset-based revenue is generated through consulting service contracts with our customers of Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes. Our performance obligations under these contracts are satisfied over time as the customer receives continuous access to a service for the contract term. We recognize revenue over the contract term based on the value of assets under management and a tiered fee agreed to with the customer (typically in a range of 30-55 basis points of the customer’s average daily portfolio balance). Asset-based arrangements typically have a term of 12 to 36 months. The fees from such arrangements represent variable consideration, and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions on estimates of earned asset-based fees for the current quarter are needed. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter, and, as a result, it is unlikely a significant reversal of revenue would occur.

Transaction-based revenue is generated through contracts with our customers for Internet advertising, Morningstar Conferences, and Morningstar Credit Ratings. Our performance obligations for Internet advertising and Morningstar Conferences are satisfied as the service is delivered, and therefore we recognize revenue when the performance obligation is satisfied (as the customer’s advertisements are displayed, and at the completion of the Morningstar conference). Our performance obligations for Morningstar Credit Ratings include the issuance of the rating, and may include surveillance services for a period of time as agreed to with the customer. We allocate the transaction price to the deliverable based on their relative selling price, which is generally based on the price we charge when the same deliverable is sold separately. Our performance obligation for the issuance of the rating is satisfied when the rating is issued, which is when we recognize the related revenue. Our performance obligations for surveillance services is satisfied over time, as the customer has access to the service during the surveillance period and the level of service is consistent during the contract period. Therefore, we recognize revenue for this performance obligation on a straight-line basis.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its estimated standalone selling price. We generally determine standalone selling prices based on prices charged to customers when the same performance obligation is sold separately.

Our contracts with customers may include third-party involvement in providing goods or services to the customer. The inclusion of third-party content does not result in separate performance obligations because is it not separately identifiable from the license obligation. In these arrangements, the customer has contracted to receive a single, bundled solution-third-party and Morningstar content delivered via Morningstar’s subscription services. Revenue and related costs of revenue from third-party content is presented on a gross basis within the condensed consolidated interim financial statements.

Sales Commissions: We capitalize sales incentive compensation costs (sales commissions) which are considered directly attributable to obtaining a customer contract. Such costs are capitalized using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of March 31, 2018, the period of transfer was determined to be two to three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2016-01 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activities related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2016-15 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which revises the definition of a business. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and substantive process are present (including for early-stage companies that have not generated outputs). To be a business without outputs, there will now need to be an organized workforce. The new guidance also narrows the definition of the term outputs to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2017-01 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2017-09 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are evaluating the effect that ASU No. 2017-04 will have on our consolidated financial statements and related disclosures.

On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Reform Act”) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard is effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. Early adoption is permitted. We are evaluating the effect that ASU No. 2018-02 will have on our consolidated financial statements and related disclosures.

On March 13, 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Reform Act. We recognized the estimated income tax effects of the Tax Reform Act in our Audited Consolidated Financial Statements included in our Annual Report in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Refer to Note 10 for further information regarding the provisional amounts that we recorded as of December 31, 2017.

3. Credit Arrangements

We are party to a our credit agreement that provides us with a three-year credit facility expiring in November 2019 with a borrowing capacity of up to $300.0 million. The credit agreement also provides for issuance of up to $25.0 million of letters of credit under the revolving credit facility.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2018.

We had an outstanding principal balance of $150.0 million at a one-month LIBOR interest rate plus 100 basis points as of March 31, 2018, leaving borrowing availability of $150.0 million.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2017 to March 31, 2018:

(in millions)
Balance as of December 31, 2017	$564.9
Foreign currency translation	2.5
Balance as of March 31, 2018	$567.4

We did not record any impairment losses in the first three months of 2018 and 2017. We perform our annual impairment reviews in the fourth quarter, and when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2018				As of December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.4	$(29.1)	$2.3	9	$31.5	$(28.9)	$2.6	9
Customer-related assets	157.4	(110.4)	47.0	12	156.6	(108.1)	48.5	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	128.2	(87.9)	40.3	7	127.9	(84.2)	43.7	7
Non-competition agreements	2.5	(2.0)	0.5	5	2.5	(2.0)	0.5	5
Total intangible assets	$319.7	$(229.5)	$90.2	10	$318.7	$(223.3)	$95.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31
(in millions)	2018	2017
Amortization expense	$5.3	$6.5

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2018 and subsequent years as follows:

(in millions)
Remainder of 2018 (from April 1 through December 31)	$15.5
2019	19.3
2020	16.3
2021	13.0
2022	5.2
Thereafter	20.9

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31
(in millions, except per share amounts)	2018	2017

Basic net income per share:
Consolidated net income	$41.9	$18.0

Weighted average common shares outstanding	42.5	42.9

Basic net income per share	$0.99	$0.42

Diluted net income per share:
Consolidated net income	$41.9	$18.0

Weighted average common shares outstanding	42.5	42.9
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.3
Weighted average common shares outstanding for computing diluted income per share	42.9	43.2

Diluted net income per share	$0.98	$0.42

The number of weighted average restricted stock units, performance share awards, and market stock units were excluded from our calculation of diluted earnings per share, as their inclusion would have been anti-dilutive and immaterial during the periods presented.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31
(in millions)	2018	2017
License-based	$178.6	$156.7
Asset-based	50.7	42.0
Transaction-based	14.2	10.8
Consolidated revenue	$243.5	$209.5

License-based performance obligations are satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 12 to 36 months. The asset based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions on estimates of earned asset-based fees for the current quarter. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset based fees are based on the most recently completed quarter and as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

Transaction-based performance obligations are satisfied as the product or service has been complete or delivered. Transaction-based revenue includes Morningstar Credit Ratings, Internet Advertising Sales, and Conferences. Morningstar Credit Ratings may include surveillance services which are recognized over time, as the customer has access to the service during the surveillance period. During the first quarter of 2018, we had a total of $2.3 million in surveillance revenue.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance for the three months ended March 31, 2018 had a net increase of $34.1 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $80.9 million of revenue in the three-month period ended March 31, 2018, that was included in the contract liabilities balance as of December 31, 2017.

We expect to recognize revenue related to our contract liabilities for the remainder of 2018 and subsequent years as follows:

As of March 31
(in millions)	2018
Remainder of 2018 (from April 1 through December 31)	$322.7
2019	125.4
2020	43.8
2021	10.7
2022	7.7
Thereafter	26.5
$536.8

The aggregate amount of $536.8 million is $317.2 million higher than the ending balance of our contract liabilities of $219.6 million. These amounts relate primarily to our licensed-based performance obligations and the difference represents the value of performance obligations yet to be satisfied or billed for signed contracts as of March 31, 2018.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of March 31, 2018. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant disruptions in the market. For transaction-based contracts such as Internet advertising, the consideration received for services performed is based on number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of March 31, 2018. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts such as new credit rating issuances and the Morningstar conference, the related performance obligations are expected to be satisfied within the next twelve months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first three months of 2018.

The following table summarizes our contract assets balance:

	As of March 31	As of December 31
(in millions)	2018	2017
Accounts receivable, less allowance	$158.2	$148.2
Deferred commissions	16.7	—
Deferred commissions, non-current	9.4	—
Total contract assets	$184.3	$148.2

The following table shows the change in our deferred commissions balance from January 1, 2018 to March 31, 2018:

(in millions)
Balance as of January 1, 2018	$22.7
Commissions earned and capitalized	7.0
Amortization of capitalized amounts	(3.6)
Balance as of March 31, 2018	$26.1

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

External revenue by geographical area
	Three months ended March 31
(in millions)	2018	2017
United States	$179.5	$156.9

United Kingdom	18.3	14.9
Continental Europe	19.9	16.3
Australia	10.5	8.1
Canada	7.7	7.3
Asia	6.1	4.9
Other	1.5	1.1
Total International	64.0	52.6

Consolidated revenue	$243.5	$209.5

Long-lived assets by geographical area
	As of March 31	As of December 31
(in millions)	2018	2017
United States	$128.8	$131.9

United Kingdom	5.8	6.0
Continental Europe	1.6	1.7
Australia	5.3	2.3
Canada	0.2	0.2
Asia	5.6	5.2
Other	0.1	0.1
Total International	18.6	15.5

Consolidated property, equipment, and capitalized software, net	$147.4	$147.4

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

	As of March 31	As of December 31
(in millions)	2018	2017
Available-for-sale	$21.3	$21.5
Held-to-maturity	21.5	21.9
Trading securities	1.6	1.7
Total	$44.4	$45.1

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of March 31, 2018				As of December 31, 2017
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$17.8	$2.0	$(1.0)	$18.8	$17.1	$2.4	$(0.6)	$18.9
Mutual funds	2.4	0.1	—	2.5	2.4	0.2	—	2.6
Total	$20.2	$2.1	$(1.0)	$21.3	$19.5	$2.6	$(0.6)	$21.5

Held-to-maturity:
Certificates of deposit	$19.5	$—	$—	$19.5	$19.9	$—	$—	$19.9
Convertible note	2.0	—	—	2.0	2.0	—	—	2.0
Total	$21.5	$—	$—	$21.5	$21.9	$—	$—	$21.9

As of March 31, 2018 and December 31, 2017, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$20.2	$21.3	$19.5	$21.5
Total	$20.2	$21.3	$19.5	$21.5

Held-to-maturity:
Due in one year or less	$19.3	$19.3	$19.7	$19.7
Due in one to three years	2.2	2.2	2.2	2.2
Total	$21.5	$21.5	$21.9	$21.9

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2018	2017
Realized gains	$0.6	$0.5
Realized losses	(0.1)	—
Realized gains, net	$0.5	$0.5

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized losses on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended March 31
(in millions)	2018	2017
Unrealized losses, net	$(0.1)	$—

The table below shows the fair value of our assets subject to fair value measurements that are measured at fair value on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of March 31, 2018
	as of	Using Fair Value Hierarchy
(in millions)	March 31, 2018	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$18.8	$18.8	$—	$—
Mutual funds	2.5	2.5	—	—
Trading securities	1.6	1.6	—	—
Cash equivalents	0.5	0.5	—	—
Total	$23.4	$23.4	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2017
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$18.9	$18.9	$—	$—
Mutual funds	2.6	2.6	—	—
Trading securities	1.7	1.7	—	—
Cash equivalents	0.5	0.5	—	—
Total	$23.7	$23.7	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of March 31, 2018 and December 31, 2017.

9. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31
(in millions)	2018	2017
Cost of revenue	$2.7	$2.1
Sales and marketing	0.8	0.7
General and administrative	3.1	2.5
Total stock-based compensation expense	$6.6	$5.3

As of March 31, 2018, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $42.8 million, which we expect to recognize over a weighted average period of 29 months.

10. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31
(in millions)	2018	2017
Income before income taxes and equity in net loss of unconsolidated entities	$56.8	$27.1
Equity in net loss of unconsolidated entities	(1.5)	(0.8)
Total	$55.3	$26.3
Income tax expense	$13.4	$8.3
Effective tax rate	24.2%	31.6%

Our effective tax rate in the first quarter of 2018 was 24.2%, a decrease of 7.4 percentage points compared with the same period a year ago. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the Tax Reform Act enacted in December 2017. Other impacts of the Tax Reform Act on our effective tax rate in the first quarter of 2018 are discussed below.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, changing to a territorial tax system and imposing a transitional tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective from January 1, 2018.

In our consolidated financial statements for the year ended December 31, 2017, we recognized a $10.6 million discrete net tax benefit. SAB 118 allowed for the recording of provisional amounts which were primarily comprised of the following:

•	A $14.7 million deferred tax benefit from revaluing our net U.S. deferred tax liabilities at December 31, 2017, to reflect the new U.S. corporate tax rate.

•
A tax expense of $7.5 million for the transitional tax liability on deemed repatriated earnings of foreign subsidiaries payable over 8 years. This tax expense was offset by a tax benefit of a $6.4 million reduction of a deferred tax liability previously recorded for our foreign equity method investments.

•
A tax expense of $3.0 million related to changes in our indefinite reinvestment assertion. We recorded deferred taxes in the amount of $3.0 million for foreign withholding taxes that would be due upon remittance of dividends from certain of our foreign affiliates.

During the three-month period ended March 31, 2018, we made no changes to the provisional amounts recognized in 2017. We will continue to analyze the effects of the Tax Reform Act and will record additional impacts of the enactment as we complete our accounting within the measurement period, which extends up to one year from the enactment date.

The ultimate impact from the enactment of the Tax Reform Act may differ from the provisional amounts that we recorded in 2017, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions that we have made, additional legislative or administrative actions taken to clarify the intent of the statutory language that may differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act or any updates or changes to estimates used to calculate the impacts.

Effective from January 1, 2018, we are subject to the provisions of the Tax Reform Act which:

•	establish a flat federal statutory income tax rate of 21% on U.S. earnings;

•
impose a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”);

•
eliminate tax incentives for domestic production activities in the United States (the “Section 199 Deduction”) and create an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a new deduction for Foreign-Derived Intangible Income (the “FDII Deduction”);

•	subject certain payments made by a U.S. company to related foreign companies to certain minimum taxes (Base Erosion Anti-Abuse Tax or “BEAT”);

•
disallow net business interest deductions in excess of 30% of adjusted U.S. taxable income without regard to interest expense, interest income, taxes, net operating losses, depreciation and amortization for years beginning before January 1, 2022, (generally, EBITDA) and taxable income without regard to interest and taxes (EBIT) thereafter with indefinite carryforwards of excess interest expense (the “163(j) Interest Limitation”);

•	reduces deductions with respect to certain employee fringe benefits and reduces deductions for compensation paid to specified executive officers.

With respect to the above provisions, our effective tax rate in the first quarter of 2018, compared to our effective tax rate in the first quarter of 2017, was lower primarily as result of the federal statutory income tax rate change from 35% to 21% and the tax benefits of the FDII deduction. The reduction in our 2018 rate was offset by the impact of the loss of tax of benefits eliminated by the repeal of the Section 199 deduction, incremental tax expense attributable to GILTI Tax estimates and, to a lesser extent, incremental tax expense for lower deductions for employee fringe benefits and executive compensation. Our effective tax rate for the first quarter of 2018 was not impacted by BEAT or the 163(j) Interest Limitation.

We also continue to evaluate the impact of the GILTI Tax provisions which are complex and subject to continuing interpretation and administrative actions of the U.S. tax authorities. We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to the GILTI Tax as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). Our accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact. While we have included an estimate of GILTI Tax in our estimated effective tax rate for the first quarter of 2018, we have not completed our analysis and are not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in our consolidated financial statements may be required based on the outcome of this election.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2018, and December 31, 2017, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

	As of March 31	As of December 31
(in millions)	2018	2017
Gross unrecognized tax benefits	$16.6	$18.7
Gross unrecognized tax benefits that would affect income tax expense	$12.9	$15.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.4	$14.4

In the first quarter of 2018, we settled U.S. federal and state tax audits including our federal audit for the tax periods covering 2008 to 2012. These settlements decreased our unrecognized tax benefits by $2.4 million. The impact of these settlements on our income tax expense was nominal since our liabilities reserved for these audits were approximate to the final settlement amounts.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

	As of March 31	As of December 31
Liabilities for Unrecognized Tax Benefits (in millions)	2018	2017
Current liability	$6.3	$8.7
Non-current liability	7.0	7.0
Total liability for unrecognized tax benefits	$13.3	$15.7

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of these audits will conclude in 2018. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 74% of our cash, cash equivalents, and investments balance as of March 31, 2018 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. In December of 2017, we recorded a provisional deferred tax liability of $3.0 million for foreign withholding taxes that would be due upon remittance of dividends from certain of our foreign affiliates. We continue to assess our indefinite reinvestment assertion as a result of the Tax Reform Act. Accordingly, we consider that most of our remaining foreign outside basis differences to be indefinitely reinvested and we have not recorded deferred taxes on those outside basis differences. As part of our continuing evaluation, we will need to gather additional information to compute outside basis differences for our foreign affiliates in order to assess whether any new deferred taxes should be recorded. We will also need to account for any prospective interpretive guidance issued on the Tax Reform Act as part of our evaluation.

Certain of our non-U.S. operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, thus increasing our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in that period.

11. Contingencies

Michael D. Green
In August 2017, Michael D. Green, individually and purportedly on behalf of all others similarly situated, filed a complaint in the United States District Court for the Northern District of Illinois. The complaint named as defendants Morningstar, Inc., Prudential Investment Management Services LLC, and Prudential Retirement Insurance and Annuity Co., and contained one count alleging violation of the Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiff, a participant in a pension plan, alleged that the defendants engaged in concerted racketeering actions to steer plan participants into high-cost investments that pay unwarranted fees to the defendants. The complaint sought unspecified compensatory damages for plaintiff and the members of the putative class, treble damages, injunctive relief, costs, and attorneys’ fees. Morningstar filed a motion to dismiss the complaint for failure to state a claim, which the court granted without prejudice on March 16, 2018. On April 13, 2018, plaintiff filed an amended complaint, substituting Morningstar Investment Management LLC for Morningstar, Inc. as a defendant, and which again contains one count alleging violation of RICO and seeks unspecified compensatory damages for plaintiff and the members of the putative class, treble damages, injunctive relief, costs, and attorneys' fees. Morningstar's answer to the amended complaint or motion to dismiss currently is due on May 11, 2018. Although Morningstar is vigorously contesting the claim asserted, we cannot predict the outcome of the proceeding.

Other Matters
We are involved from time to time in legal proceedings and litigation that arise in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

12. Share Repurchase Program

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2018, we had repurchased a total of 92,529 shares for $8.9 million under this authorization, leaving approximately $491.1 million available for future repurchases.

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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2017 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Industry Trends

Equity markets pulled back in the first quarter of 2018 following strong global performance throughout 2017. The Morningstar U.S. Market Index, a broad market benchmark, declined 0.6% through the first quarter of 2018. The Global Ex-U.S. Index finished the quarter down 0.9% as weakening performance in developed economies overshadowed moderate growth in emerging markets. Morningstar’s Developed Markets Ex-U.S. Index declined 1.6%, whereas the Emerging Markets Index increased 1.1%.

Based on Morningstar Asset Flows data, U.S. mutual fund assets totaled approximately $18 trillion as of March 31, 2018, compared with about $16 trillion as of March 31, 2017. Morningstar estimates that investors added about $132 billion to long-term open-end and exchange-traded funds (ETFs) during the first quarter of 2018, with net inflows split relatively evenly between each category. The U.S. ETF industry closed out the first quarter with $3.4 trillion in assets under management based on Morningstar Asset Flows data, up from about $2.8 trillion at the end of March 2017.

Performance in the fixed-income markets worsened across the board in the first quarter of 2018 as the impact from rising interest rates and widening credit spreads have taken their toll. Morningstar’s Core Bond Index, our broadest measure of the fixed-income universe, declined 1.5% in the first quarter, driven by the increase in interest rates across the entire yield curve, as well as widening corporate credit spreads.

Just shy of $120 billion was invested into the U.S. private equity (PE) and venture ecosystems through the first three months of 2018, reflecting a pullback from the $142 billion invested in the first quarter of 2017. This drop in capital invested was driven by a decline in completed PE transactions. However, over $94 billion worth of PE deals were announced during the period, pointing to a flurry of activity to come. Meanwhile, with over $28 billion invested in the U.S. venture market in the first quarter of 2018, aggregate capital invested continues to pace toward near-record levels, driven by late-stage venture transactions as management teams continue to raise large private capital rounds in place of public listings or acquisitions.

Despite strong performance in global equity markets throughout 2017, we believe that the business environment for the financial services industry remains challenging. The industrywide shift to passive investment management continues to put pressure on spending for many asset management firms. Financial advisors have been adapting to the increasing demand for solutions that are in the best interest of investors, including moving from a sales to a fiduciary model, putting more emphasis on picking low-fee investments, and improving the transparency of their client communications. Despite ongoing uncertainty about the scope of potential regulatory changes, particularly surrounding the U.S. Department of Labor's fiduciary rule, we believe the ongoing debate has already prompted many financial institutions to take steps to provide best-interest advice. Investors are increasingly demanding advice in their best interests, and many advisors are changing their business models to deliver it. We believe that greater emphasis on serving investors’ interests and lowering fees is a fundamental change that will continue, and that Morningstar is well-positioned to help financial advisors meet these needs. We have a broad range of solutions to help them determine, demonstrate, and document that their advice is in the best interest of the investor.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of March 31
	2018		2017		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	119,018		118,507		0.4%
Morningstar.com average monthly unique users (U.S.)	2,833,467		2,146,296		32.0%	(1)
Advisor Workstation clients (U.S.)	180		181		(0.6)%
Morningstar Office licenses (U.S.)	4,303		4,256		1.1%
Morningstar Direct licenses	14,111		12,928		9.2%
PitchBook Platform licenses	15,488		10,227		51.4%
Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions (Retirement)
Managed Accounts (3)	$58.5		$49.5		18.2%
Fiduciary Services (4)	43.2		38.6		11.9%
Custom Models	29.1		23.5		23.8%
Workplace Solutions (total)	$130.8		$111.6		17.2%
Morningstar Investment Management
Morningstar Managed Portfolios	$43.8		$32.7		33.9%
Institutional Asset Management	16.8	(5)	53.0		(68.3)%
Asset Allocation Services	10.1		7.7		31.2%
Morningstar Investment Management (total)	$70.7		$93.4	(6)	(24.3)%

Our employees (approximate)
Worldwide headcount	4,998		4,508	(7)	10.9%

	Three months ended March 31
(in millions)	2018		2017		Change
Key product and investment area revenue (8)
Morningstar Data (9)	$45.1		$39.3	(10)	14.7%
Morningstar Direct	33.9		29.1		16.7%
Morningstar Investment Management (9)	28.5		23.3	(10)	22.1%
Morningstar Advisor Workstation (9)	22.1		19.8		11.3%
PitchBook Data	20.9		13.1		59.2%
Workplace Solutions	19.0		18.0		5.5%	(11)
Morningstar Credit Ratings	7.5		5.1		46.8%

Revenue by Type (8)
License-based (12)	$178.6		$156.7	(10)	14.0%
Asset-based (13)	50.7		42.0	(10)	20.7%
Transaction-based (14)	14.2		10.8	(10)	31.6%

Other Metrics
Average assets under management and advisement ($bil)	$198.2		$202.4		(2.1)%
Number of new-issue ratings completed (15)	24		7		242.9%
Asset value of new-issue ratings ($bil) (15)	$11.7		$5.9		98.3%

(1) In prior periods, we estimated traffic on Morningstar.com using a combination of internal tools and our third-party platform. The new website we launched in the first quarter of 2018 now allows us to track 100% of our website traffic using our third-party platform. We believe our current reporting is a more accurate representation of our traffic, and this change in methodology is the primary driver of the difference in our reported traffic numbers versus the first quarter of 2017.

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

Aside from Morningstar Managed Portfolios, it's difficult for our Investment Management business to quantify these cash inflows and outflows. The information we receive from most of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot specify the effect of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

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

(4) Formerly Plan Sponsor Advice.

(5) Decline due to client losses related to a strategic shift away from our customized investment management offerings to Managed Portfolios.

(6) Excludes $1.3 million of assets under advisement and management related to Manager Selection Services that was reclassified to a different product group.

(7) Revised to exclude temporary employees and part-time employees who work less than 30 hours a week.

(8) Key product and investment area revenue and revenue by type includes the effect of foreign currency translations.

(9) Revenue for the three months ended March 31, 2018 was impacted by the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

(10) Restated due to realignment of individual products within the product groups.

(11) Excluding the negative 9.0 percentage point impact of the HelloWallet divestiture, revenue increased by 14.5% in the quarter.

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

(13) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(14) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(15) Includes commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, and corporate and financial institutions.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Consolidated Results

	Three months ended March 31
Key Metrics (in millions)	2018	2017	Change
Revenue	$243.5	$209.5	16.2%
Operating income	$47.5	$28.4	67.2%
Operating margin	19.5%	13.6%	5.9	pp

Cash provided by operating activities	$59.9	$46.5	28.8%
Capital expenditures	(17.6)	(14.3)	23.1%
Free cash flow	$42.3	$32.2	31.4%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations (organic revenue); and

•	free cash flow.

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

Consolidated Revenue

	Three months ended March 31
(in millions)	2018	2017	Change
Consolidated revenue	$243.5	$209.5	16.2%

In the first quarter of 2018, consolidated revenue increased 16.2% to $243.5 million. Foreign currency movements had a positive effect in the quarter, increasing revenue by approximately $5.6 million.

We experienced strong revenue growth across all revenue types during the first quarter of 2018.

Licensed-based revenue grew 14.0% during the first quarter of 2018. We experienced continued growth for license-based products such as PitchBook Data, Morningstar Data, and Morningstar Direct. Revenue from PitchBook Data increased $7.8 million primarily due to strong new license sales and high renewal rates. Morningstar Data revenue also increased $5.8 million, mainly due to new contracts and renewals for managed products data and our market data business. Revenue from Morningstar Direct rose $4.8 million, reflecting growth in licenses for both new and existing clients and certain price increases.

Asset-based revenue increased 20.7% during the first quarter of 2018. Morningstar Managed Portfolios and Workplace Solutions were the primary drivers of the increase. The asset-based revenue we earn is generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $198.2 billion in the first quarter of 2018, compared with $202.4 billion in the first quarter of 2017. This year-over-year decline was primarily driven by our choice to focus on the scalable and higher margin Managed Portfolios offering, while shifting away from customized investment management.

Transaction-based revenue grew 31.6% during the first quarter of 2018. Revenue from Morningstar Credit Ratings increased $2.4 million during the first quarter of 2018, primarily due to new-issue growth in residential mortgage-backed securities and asset-backed securities. Ad sales on Morningstar.com also increased $1.5 million during the first quarter of 2018.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

In the first quarter of 2018, organic revenue increased 13.7% after excluding a favorable effect of $5.6 million from foreign currency translations. Our first quarter of 2017 results included revenue of $1.8 million from HelloWallet, which we divested in the second quarter of 2017, and our 15(c) board consulting services product line, which we divested in the first quarter of 2018, and that did not recur in the first quarter of 2018. Our adoption of ASU No. 2014-09 in the first quarter of 2018 also impacted revenue by $1.7 million.

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations):

	Three months ended March 31
(in millions)	2018	2017	Change
Consolidated revenue	$243.5	$209.5	16.2%
Less: acquisitions	—	—	NMF
Less: divestitures	—	(1.8)	NMF
Less: adoption of accounting changes	(1.7)	—	NMF
Favorable effect of foreign currency translations	(5.6)	—	NMF
Organic revenue	$236.2	$207.7	13.7%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by region

	Three months ended March 31
(in millions)	2018	2017	Change
United States	$179.5	$156.9	14.4%

United Kingdom	18.3	14.9	22.8%
Continental Europe	19.9	16.3	22.1%
Australia	10.5	8.1	29.6%
Canada	7.7	7.3	5.5%
Asia	6.1	4.9	24.5%
Other	1.5	1.1	36.4%
Total International	64.0	52.6	21.7%

Consolidated revenue	$243.5	$209.5	16.2%

International revenue made up about 26% and 25% of our consolidated revenue in the first three months of 2018 and 2017, respectively. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $11.4 million, or 21.7%, in the first quarter, mainly reflecting growth in Morningstar Data and Morningstar Direct.

Consolidated Operating Expense

	Three months ended March 31
(in millions)	2018	2017	Change
Cost of revenue	$102.4	$97.0	5.6%
% of consolidated revenue	42.1%	46.3%	(4.2)	pp
Sales and marketing	38.5	32.4	18.8%
% of consolidated revenue	15.8%	15.5%	0.3	pp
General and administrative	32.2	30.2	6.7%
% of consolidated revenue	13.2%	14.4%	(1.2)	pp
Depreciation and amortization	22.9	21.5	6.4%
% of consolidated revenue	9.4%	10.3%	(0.9)	pp
Total operating expense	$196.0	$181.1	8.2%
% of consolidated revenue	80.5%	86.4%	(5.9)	pp

Consolidated operating expense increased $14.9 million, or 8.2%, in the first quarter of 2018. Foreign currency translations had a favorable effect of $5.2 million on operating expense during the first quarter of 2018.

Compensation expense (including salaries, bonus, and other company-sponsored benefits) increased $7.0 million in the first quarter of 2018, with PitchBook contributing $3.7 million of this increase. Within compensation expense, bonus expense increased $1.4 million due to stronger performance against our internal targets. Production expense, which includes third-party data and infrastructure hosting, increased $3.2 million and depreciation expense increased $2.6 million. Offsetting these expenses was an increase in capitalized software development and lower advertising and marketing expense.

We had approximately 4,998 employees worldwide as of March 31, 2018, compared to 4,508 as of March 31, 2017. This increase reflects continued investment in our key growth initiatives, including data operations in India and China and PitchBook in the United States and Europe.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $5.4 million in the first quarter of 2018. Higher production expenses of $3.2 million was the largest contributor to the increase. Higher salary expense of $2.9 million also contributed to the growth in this category.

Partially offsetting these increases was an increase in internally developed capitalized software. We have accelerated development of our major software platforms, resulting in an increase in capitalized software development, which in turn reduced operating expense. During the first quarter of 2018, we capitalized $11.3 million associated with software development activities, mainly related to Morningstar Data, Workplace Solutions, PitchBook, and additional enhancements to reporting, financial planning, and other capabilities in our products. In comparison, we capitalized $8.5 million in the first quarter of 2017. We did not begin capitalizing these expenses related to PitchBook until the second quarter of 2017.

As a percentage of revenue, cost of revenue decreased 4.2 percentage points in the first quarter of 2018.

Sales and marketing

Sales and marketing expense increased $6.1 million in the first quarter of 2018, reflecting a $3.8 million increase in compensation expense (including salaries, bonus, and other company-sponsored benefits) and a $3.4 million increase in sales commission expense. Advertising and marketing spend decreased $1.4 million during the first quarter of 2018 due to a shift in timing and mix of spend related to greater use of digital channels versus direct mail campaigns.

As a percentage of revenue, sales and marketing expense increased 0.3 percentage points in the first quarter of 2018.

General and administrative

General and administrative expense increased $2.0 million during the first quarter of 2018. Rent expense increased $0.9 million and software subscriptions increased $0.7 million during the first quarter of 2018. Stock-based compensation and compensation expense (including salaries, bonus, and other company-sponsored benefits) also increased during the first quarter of 2018.

As a percentage of revenue, general and administrative expense decreased 1.2 percentage points in the first quarter of 2018.

Depreciation and amortization

Depreciation expense increased $2.6 million in the first quarter, mainly driven by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense decreased $1.2 million, as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $15.5 million for the remainder of 2018. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense decreased 0.9 percentage points in the first quarter of 2018.

Consolidated Operating Income and Operating Margin

	Three months ended March 31
(in millions)	2018	2017	Change
Operating income	$47.5	$28.4	67.2%
% of revenue	19.5%	13.6%	5.9	pp

Consolidated operating income increased $19.1 million in the first quarter of 2018, as revenue increased $34.0 million and operating expense increased $14.9 million. Operating margin was 19.5%, up 5.9 percentage points compared with the first quarter of 2017.

Non-Operating Income (Expense), Equity in Net Loss of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense)

	Three months ended March 31
(in millions)	2018	2017
Interest income	$0.5	$0.4
Interest expense	(0.8)	(1.3)
Gain on sale of investments, net	0.5	0.5
Gain on sale of product line	10.5	—
Other expense, net	(1.4)	(0.9)
Non-operating income (expense), net	$9.3	$(1.3)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility. Gain on sale of product line relates to the sale of our 15(c) board consulting services product line in the first quarter of 2018.

Other expense, net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net loss of unconsolidated entities

	Three months ended March 31
(in millions)	2018	2017
Equity in net loss of unconsolidated entities	$(1.5)	$(0.8)

Equity in net loss of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended March 31
(in millions)	2018	2017
Income before income taxes and equity in net loss of unconsolidated entities	$56.8	$27.1
Equity in net loss of unconsolidated entities	(1.5)	(0.8)
Total	$55.3	$26.3
Income tax expense	$13.4	$8.3
Effective tax rate	24.2%	31.6%

Our effective tax rate in the first quarter of 2018 was 24.2%, a decrease of 7.4 percentage points compared with the same period a year ago. The decrease was primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% as a result of the Tax Reform Act enacted in December 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents, and investments of $355.4 million, an increase of $2.1 million compared with $353.3 million as of December 31, 2017. The increase reflects cash provided by operating activities, partially offset by $30.0 million of repayments of long-term debt, $17.6 million of capital expenditures, dividends paid of $10.6 million, and $8.9 million used to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2017 but settled and paid early in the first quarter of 2018.

Cash provided by operating activities is our main source of cash. In the first three months of 2018, cash provided by operating activities was $59.9 million, reflecting $69.8 million of net income, adjusted for non-cash items, and offset by $9.9 million in negative changes from our net operating assets and liabilities, which included bonus payments of $54.7 million.

We are party to a our credit agreement that provides us with a three-year credit facility expiring in November 2019 with a borrowing capacity of up to $300.0 million. We had an outstanding principal balance of $150.0 million as of March 31, 2018, leaving borrowing availability of $150.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants at March 31, 2018.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $22.9 million, or 52% of our total investments balance as of March 31, 2018) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 74% of our cash, cash equivalents, and investments balance as of March 31, 2018 was held by our operations outside the United States, up from about 69% as of December 31, 2017.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2018, our board of directors approved a regular quarterly dividend of 25.0 cents per share payable on April 27, 2018 to shareholders of record as of April 6, 2018. We paid a quarterly dividend of approximately $10.6 million on April 27, 2018.

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first three months of 2018, we repurchased a total of 92,529 shares for $8.9 million and had approximately $491.1 million available for future repurchases as of March 31, 2018.

We expect to continue making capital expenditures in 2018, primarily for computer hardware and software, internally developed software, and leasehold improvements for new and existing office locations. We have commenced migrating our infrastructure to the cloud. The migration will have some transitional effects on our level of capital expenditures and operating expenses and we expect to maintain certain redundant infrastructure prior to the completion of a full transition.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31
(in millions)	2018	2017	Change
Cash provided by operating activities	$59.9	$46.5	28.8%
Capital expenditures	(17.6)	(14.3)	23.1%
Free cash flow	$42.3	$32.2	31.4%

We generated free cash flow of $42.3 million in the first quarter of 2018, an increase of $10.1 million compared with the first quarter of 2017. The change reflects a $13.4 million increase in cash provided by operating activities as well as a $3.3 million increase in capital expenditures, primarily related to the build out of new office space in Australia.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2018:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2018	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	3/20/2018	4/30/2019	1,600,000	Shares to be sold over the course of the plan subject to price limitations	—	22,606,846

During the first quarter of 2018, the previously disclosed Rule 10b5-1 sales plan for Gail Landis completed in accordance with its terms.
______________________
(1) This column reflects an estimate of the number of shares Joe Mansueto will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2018, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2018 and restricted stock units that will vest by May 30, 2018. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2018. Joe may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2018, our cash, cash equivalents, and investments balance was $355.4 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, based on LIBOR rates around March 31, 2018, we estimate a 100 basis-point change in the LIBOR rate would have a $1.5 million impact on our interest expense.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2018:

	Three months ended March 31, 2018
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2018	1.2327	1.4017	0.7686	—

Percentage of revenue	5.3%	7.5%	4.2%	9.2%
Percentage of operating income (loss)	12.4%	0.2%	3.5%	(6.7)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.3)	$(1.7)	$(1.2)	$(2.4)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.6)	$—	$(0.2)	$0.2

The table below shows our net investment exposure to foreign currencies as of March 31, 2018:

	As of March 31, 2018
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$127.4	$143.2	$85.4	$179.6
Liabilities	69.2	25.6	59.9	54.8
Net currency position	$58.2	$117.6	$25.5	$124.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.8)	$(11.8)	$(2.5)	$(12.5)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Beginning on January 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers and the related revenue ASUs. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. We also implemented changes to our processes related to sales commission and the control activities related to such processes.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020.

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2018:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2018 - January 31, 2018	31,500	$97.73	31,500	$496,290,757
February 1, 2018 - February 28, 2018	33,373	94.54	33,373	$493,764,879
March 1, 2018 - March 31, 2018	27,656	95.99	27,656	$491,109,571
Total	92,529	$96.06	92,529

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 03, 2018 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 03, 2018	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer