Form 10-Q
period 2018-06-30
Morningstar, Inc.
filed 2018-07-27
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2018, there were 42,636,066 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Revenue	$252.4	$229.2	$495.9	$438.7

Operating expense:
Cost of revenue	99.8	95.3	202.2	192.3
Sales and marketing	39.4	36.7	77.9	69.1
General and administrative	36.0	29.7	68.2	59.9
Depreciation and amortization	23.6	21.5	46.5	43.0
Total operating expense	198.8	183.2	394.8	364.3

Operating income	53.6	46.0	101.1	74.4

Non-operating income, net:
Interest expense, net	(0.7)	(0.8)	(1.0)	(1.7)
Gain on sale of investments, reclassified from other comprehensive income	0.1	0.3	0.6	0.8
Gain on sale of business	—	17.5	—	17.5
Gain on sale of product line	—	—	10.5	—
Other income (expense), net	2.0	(1.7)	0.6	(2.6)
Non-operating income, net	1.4	15.3	10.7	14.0

Income before income taxes and equity in net loss of unconsolidated entities	55.0	61.3	111.8	88.4

Equity in net loss of unconsolidated entities	(0.4)	(0.2)	(1.9)	(1.0)

Income tax expense	12.8	15.0	26.2	23.3

Consolidated net income	$41.8	$46.1	$83.7	$64.1

Net income per share:
Basic	$0.98	$1.07	$1.97	$1.49
Diluted	$0.97	$1.07	$1.95	$1.49

Dividends per common share:
Dividends declared per common share	$0.25	$0.23	$0.50	$0.46
Dividends paid per common share	$0.25	$0.23	$0.50	$0.46

Weighted average shares outstanding:
Basic	42.6	42.9	42.6	42.9
Diluted	43.0	43.1	43.0	43.2

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017

Consolidated net income	$41.8	$46.1	$83.7	$64.1

Other comprehensive (loss) income:
Foreign currency translation adjustment	(21.6)	12.5	(14.1)	19.9
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	0.3	1.0	0.3	2.6
Reclassification gains included in net income	(0.1)	(0.2)	(0.5)	(0.5)
Other comprehensive (loss) income	(21.4)	13.3	(14.3)	22.0

Comprehensive income	$20.4	$59.4	$69.4	$86.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2018 (unaudited)	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$307.1	$308.2
Investments	44.8	45.1
Accounts receivable, less allowance of $3.5 and $3.2, respectively	163.5	148.2
Income tax receivable	7.8	—
Deferred commissions	14.9	—
Other current assets	28.0	28.3
Total current assets	566.1	529.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $316.2 and $284.7, respectively	146.1	147.4
Investments in unconsolidated entities	57.1	62.0
Goodwill	560.7	564.9
Intangible assets, net	84.2	95.4
Deferred commissions, non-current	8.0	—
Other assets	5.0	6.2
Total assets	$1,427.2	$1,405.7

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$47.3	$49.2
Accrued compensation	69.8	92.0
Deferred revenue	208.0	171.3
Other current liabilities	5.7	10.7
Total current liabilities	330.8	323.2
Accrued compensation	12.0	11.7
Deferred tax liability, net	29.1	23.6
Long-term debt	125.0	180.0
Deferred rent	24.7	26.9
Deferred revenue, non-current	13.9	14.2
Other long-term liabilities	20.3	21.2
Total liabilities	555.8	600.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,636,066 and 42,547,707 shares were outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 10,732,179 and 10,633,637 shares as of June 30, 2018 and December 31, 2017, respectively	(717.5)	(708.2)
Additional paid-in capital	611.7	601.0
Retained earnings	1,038.1	958.7
Accumulated other comprehensive loss:
Currency translation adjustment	(62.0)	(47.9)
Unrealized gain on available-for-sale investments	1.1	1.3
Total accumulated other comprehensive loss	(60.9)	(46.6)
Total equity	871.4	804.9
Total liabilities and equity	$1,427.2	$1,405.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the six months ended June 30, 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0		17.0
Net income		—	—	—	83.7	—	83.7
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.3		—	—	—	—	0.3	0.3
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	(14.1)	(14.1)
Other comprehensive income (loss)		—	—	—	—	(14.3)	(14.3)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	197,648	—	1.2	(10.5)	—	—	(9.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.6	—	—	4.6
Stock-based compensation		—	—	16.6	—	—	16.6
Common shares repurchased	(109,289)	—	(10.5)	—	—	—	(10.5)
Dividends declared		—	—	—	(21.3)	—	(21.3)
Balance as of June 30, 2018	42,636,066	$—	$(717.5)	$611.7	$1,038.1	$(60.9)	$871.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2018	2017

Operating activities
Consolidated net income	$83.7	$64.1
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	46.5	43.0
Deferred income taxes	5.6	(0.3)
Stock-based compensation expense	16.6	11.0
Provision for bad debt	1.1	1.0
Equity in net loss of unconsolidated entities	1.9	1.0
Gain on sale of business	—	(17.5)
Gain on sale of product line	(10.5)	—
Other, net	(1.0)	1.8
Changes in operating assets and liabilities:
Accounts receivable	(18.1)	3.3
Other assets	3.4	(5.0)
Deferred commissions	22.9	—
Accounts payable and accrued liabilities	(0.9)	(1.9)
Accrued compensation	(45.8)	(8.4)
Income taxes, current	(11.8)	(5.3)
Deferred revenue	38.8	18.7
Deferred rent	(1.8)	(1.2)
Other liabilities	(0.9)	(2.1)
Cash provided by operating activities	129.7	102.2

Investing activities
Purchases of investments	(16.5)	(16.2)
Proceeds from maturities and sales of investments	15.7	12.2
Capital expenditures	(35.6)	(33.3)
Acquisitions, net of cash acquired	—	(1.0)
Proceeds from sale of a business	—	23.7
Proceeds from sale of a product line	10.5	—
Purchases of equity investments	(0.2)	(0.3)
Other, net	0.1	0.4
Cash used for investing activities	(26.0)	(14.5)

Financing activities
Common shares repurchased	(10.8)	(28.6)
Dividends paid	(21.3)	(19.7)
Repayment of long-term debt	(55.0)	(20.0)
Proceeds from stock-option exercises	—	0.2
Employee taxes paid from withholding of restricted stock units	(9.3)	(3.4)
Other, net	(0.6)	(0.3)
Cash used for financing activities	(97.0)	(71.8)

Effect of exchange rate changes on cash and cash equivalents	(7.8)	10.6
Net (decrease) increase in cash and cash equivalents	(1.1)	26.5
Cash and cash equivalents—beginning of period	308.2	259.1
Cash and cash equivalents—end of period	$307.1	$285.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38.0	$28.9
Cash paid for interest	$1.9	$2.5
Supplemental information of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale investments	$(0.6)	$2.7
Software and equipment obtained under long-term financing arrangement	$—	$2.0

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
SAB: Staff Accounting Bulletin

2. Summary of Significant Accounting Policies

Significant changes to our accounting policies as a result of adopting ASU 2014-09, Revenue from Contracts with Customers, are discussed below. We discuss our other significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

Revenue Recognition: On May 28, 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date for ASU 2014-09 would have required us to adopt it beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for one year and permitted early adoption as early as the original effective date. We elected the deferral, and the new standard was effective for us on January 1, 2018. We also adopted ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 on January 1, 2018.

We adopted Topic 606 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Upon adoption, we recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods were not retrospectively adjusted.

The impact to revenue as a result of applying Topic 606 was an increase of $1.6 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and relates to a change in presentation of revenue and costs associated with third-party content and data. Such revenue and costs were presented on a net basis prior to the adoption of Topic 606 and are now presented on a gross basis.

We also changed our accounting for expenses related to our sales commission plans as a result of adopting Topic 606. Due to our method of adoption, we recorded a deferred commission asset, and related deferred tax liability, as of January 1, 2018 for sales commissions that were expensed in prior periods. This change resulted in an opening net adjustment to retained earnings of $17.0 million, with an offsetting increase to our deferred commissions and deferred income tax liabilities relating to prior periods.

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

The following table illustrates the impact that adopting Topic 606 has had on our reported results in the unaudited condensed consolidated balance sheet as of June 30, 2018 and the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018:

	As of June 30, 2018
(in millions)	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606
Balance Sheet:
Accounts receivable, less allowance	$163.5	$—	$163.5
Deferred commissions, current and non-current	22.9	22.9	—
Deferred revenue, current and non-current	221.9	—	221.9

	Three months ended June 30,			Six months ended June 30,
	2018			2018
(in millions)	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606
Income Statement:
Revenue	$252.4	$1.6	$250.8	$495.9	$3.3	$492.6
Cost of revenue	99.8	1.6	98.2	202.2	3.3	198.9
Sales and marketing	39.4	(0.2)	39.2	77.9	0.2	78.1
Operating income	53.6	0.2	53.8	101.1	(0.2)	100.9

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

Asset-based revenue is generated through consulting service contracts with our customers of Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes. Our performance obligations under these contracts are satisfied over time as the customer receives continuous access to a service for the contract term. We recognize revenue over the contract term based on the value of assets under management and a tiered fee agreed to with the customer (typically in a range of 30-55 basis points of the customer’s average daily portfolio balance). Asset-based arrangements typically have a term of 12 to 36 months. The fees from such arrangements represent variable consideration, and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions on estimates of earned asset-based fees for the current quarter are needed. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of revenue recognized will not occur. Estimates of asset-based fees are based on the most recently reported quarter, and, as a result, it is unlikely a significant reversal of revenue would occur.

Transaction-based revenue is generated through contracts with our customers for Internet advertising, Morningstar Conferences, and Morningstar Credit Ratings. Our performance obligations for Internet advertising and Morningstar Conferences are satisfied as the service is delivered, and therefore we recognize revenue when the performance obligation is satisfied (as the customer’s advertisements are displayed and at the completion of the Morningstar Conference). Our performance obligations for Morningstar Credit Ratings include the issuance of the rating, and may include surveillance services for a period of time as agreed with the customer. We allocate the transaction price to the deliverables based on their relative selling price, which is generally based on the price we charge when the same deliverable is sold separately. Our performance obligation for the issuance of the rating is satisfied when the rating is issued, which is when we recognize the related revenue. Our performance obligations for surveillance services is satisfied over time, as the customer has access to the service during the surveillance period and the level of service is consistent during the contract period. Therefore, we recognize revenue for this performance obligation on a straight-line basis.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its estimated standalone selling price. We generally determine standalone selling prices based on prices charged to customers when the same performance obligation is sold separately.

Our contracts with customers may include third-party involvement in providing goods or services to the customer. The inclusion of third-party content does not result in separate performance obligations because is it not delivered separately from the other license obligations. In these arrangements, the customer has contracted to receive a single, bundled solution with third-party and Morningstar content delivered via Morningstar’s subscription services. Revenue and related costs of revenue from third-party content is presented on a gross basis within the condensed consolidated interim financial statements.

Sales Commissions: We capitalize sales incentive compensation costs (sales commissions), which are considered directly attributable to obtaining a customer contract. Such costs are capitalized using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of June 30, 2018, the period of transfer was determined to be two to three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

Financial Instruments: On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2016-01 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

Statement of Cash Flows: On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activities related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2016-15 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

Business Combinations: On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which revises the definition of a business. When substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The new guidance provides a framework to evaluate when an input and substantive process are present (including for early-stage companies that have not generated outputs). To be a business without outputs, there will now need to be an organized workforce. The new guidance also narrows the definition of the term outputs to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2017-01 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

Compensation—Stock Compensation: On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The new standard was effective for us on January 1, 2018. The adoption of ASU No. 2017-09 on January 1, 2018 had no impact on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

Leases: On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new standard is effective for us on January 1, 2019. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures. We will continue to provide enhanced disclosures regarding our leases in anticipation of the new standard as we continue our evaluation.

Intangibles—Goodwill and Other: On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for us on January 1, 2020. The new standard is required to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are evaluating the effect that ASU No. 2017-04 will have on our consolidated financial statements and related disclosures.

Income Statement-Reporting Comprehensive Income: On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Reform Act”) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard is effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform is recognized. Early adoption is permitted. We are evaluating the effect that ASU No. 2018-02 will have on our consolidated financial statements and related disclosures.

Income Taxes: On March 13, 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Reform Act. We recognized the estimated income tax effects of the Tax Reform Act in our Audited Consolidated Financial Statements included in our Annual Report in accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118). Refer to Note 10 for further information regarding the provisional amounts that we recorded as of December 31, 2017.

Compensation—Stock Compensation: On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective for us on January 1, 2019. Early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. We are evaluating the effect that ASU No. 2018-07 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

We are party to a credit agreement that provides us with a three-year credit facility expiring in November 2019 with a borrowing capacity of up to $300.0 million. The credit agreement also provides for issuance of up to $25.0 million of letters of credit under the revolving credit facility.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of June 30, 2018.

Our outstanding principal balance was $125.0 million at a one-month LIBOR interest rate plus 100 basis points as of June 30, 2018, leaving borrowing availability of $175.0 million.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2017 to June 30, 2018:

(in millions)
Balance as of December 31, 2017	$564.9
Foreign currency translation	(4.2)
Balance as of June 30, 2018	$560.7

We did not record any impairment losses in the first six months of 2018 and 2017. We perform our annual impairment reviews in the fourth quarter and when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2018				As of December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.1	$(29.0)	$2.1	9	$31.5	$(28.9)	$2.6	9
Customer-related assets	154.8	(110.1)	44.7	12	156.6	(108.1)	48.5	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	127.4	(90.5)	36.9	7	127.9	(84.2)	43.7	7
Non-competition agreements	2.4	(2.0)	0.4	5	2.5	(2.0)	0.5	5
Total intangible assets	$315.9	$(231.7)	$84.2	10	$318.7	$(223.3)	$95.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Amortization expense	$5.2	$6.1	$10.5	$12.6

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2018 and subsequent years as follows:

(in millions)
Remainder of 2018 (from July 1 through December 31)	$10.1
2019	19.1
2020	16.2
2021	12.9
2022	5.1
Thereafter	20.8

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful life, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Basic net income per share:
Consolidated net income	$41.8	$46.1	$83.7	$64.1

Weighted average common shares outstanding	42.6	42.9	42.6	42.9

Basic net income per share	$0.98	$1.07	$1.97	$1.49

Diluted net income per share:
Consolidated net income	$41.8	$46.1	$83.7	$64.1

Weighted average common shares outstanding	42.6	42.9	42.6	42.9
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.2	0.4	0.3
Weighted average common shares outstanding for computing diluted income per share	43.0	43.1	43.0	43.2

Diluted net income per share	$0.97	$1.07	$1.95	$1.49

The number of weighted average restricted stock units, performance share awards, and market stock units were excluded from our calculation of diluted earnings per share, as their inclusion would have been anti-dilutive and immaterial during the periods presented.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
License-based	$184.3	$166.7	$362.9	$323.4
Asset-based	48.7	45.8	99.4	87.8
Transaction-based	19.4	16.7	33.6	27.5
Consolidated revenue	$252.4	$229.2	$495.9	$438.7

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

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 12 to 36 months. The asset based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions of estimates of earned asset-based fees are needed for the current quarter. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset based fees are based on the most recently completed quarter and as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue includes Morningstar Credit Ratings, Internet Advertising Sales, and Conferences. Morningstar Credit Ratings may include surveillance services, which are recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance for the six months ended June 30, 2018 had a net increase of $36.4 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $113.1 million of revenue in the six-month period ended June 30, 2018 that was included in the contract liabilities balance as of December 31, 2017.

We expect to recognize revenue related to our contract liabilities for the remainder of 2018 and subsequent years as follows:

(in millions)	As of June 30, 2018
Remainder of 2018 (from July 1 through December 31)	$246.8
2019	178.9
2020	57.6
2021	14.1
2022	8.4
Thereafter	33.8
$539.6

The aggregate amount of revenue we expect to recognize for the remainder of 2018 and subsequent years is higher than our contract liability balance of $221.9 million as of June 30, 2018. The difference represents the value of performance obligations for signed contracts where we have not yet begun to satisfy the performance obligations, partially satisfied performance obligations, or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of June 30, 2018. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant disruptions in the market. For transaction-based contracts such as Internet advertising, the consideration received for services performed is based on the number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of June 30, 2018. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts such as new credit rating issuances and the Morningstar conference, the related performance obligations are expected to be satisfied within the next twelve months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first six months of 2018.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2018	As of December 31, 2017
Accounts receivable, less allowance	$163.5	$148.2
Deferred commissions	14.9	—
Deferred commissions, non-current	8.0	—
Total contract assets	$186.4	$148.2

The following table shows the change in our deferred commissions balance from January 1, 2018 to June 30, 2018:

(in millions)
Balance as of January 1, 2018	$22.7
Commissions earned and capitalized	8.4
Amortization of capitalized amounts	(8.2)
Balance as of June 30, 2018	$22.9

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

Revenue by geographical area
	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
United States	$187.8	$174.7	$367.3	$331.6

United Kingdom	18.4	15.6	36.7	30.5
Continental Europe	20.3	16.5	40.2	32.8
Australia	10.8	8.6	21.3	16.7
Canada	7.5	7.2	15.2	14.5
Asia	6.1	5.5	12.2	10.4
Other	1.5	1.1	3.0	2.2
Total International	64.6	54.5	128.6	107.1

Consolidated revenue	$252.4	$229.2	$495.9	$438.7

Long-lived assets by geographical area

(in millions)	As of June 30, 2018	As of December 31, 2017
United States	$128.6	$131.9

United Kingdom	4.9	6.0
Continental Europe	1.4	1.7
Australia	5.4	2.3
Canada	0.2	0.2
Asia	5.6	5.2
Other	—	0.1
Total International	17.5	15.5

Consolidated property, equipment, and capitalized software, net	$146.1	$147.4

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

(in millions)	As of June 30, 2018	As of December 31, 2017
Available-for-sale	$22.3	$21.5
Held-to-maturity	20.8	21.9
Trading securities	1.7	1.7
Total	$44.8	$45.1

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of June 30, 2018				As of December 31, 2017
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$18.2	$2.1	$(0.8)	$19.5	$17.1	$2.4	$(0.6)	$18.9
Mutual funds	2.8	0.1	(0.1)	2.8	2.4	0.2	—	2.6
Total	$21.0	$2.2	$(0.9)	$22.3	$19.5	$2.6	$(0.6)	$21.5

Held-to-maturity:
Certificates of deposit	$18.7	$—	$—	$18.7	$19.9	$—	$—	$19.9
Convertible note	2.1	—	—	2.1	2.0	—	—	2.0
Total	$20.8	$—	$—	$20.8	$21.9	$—	$—	$21.9

As of June 30, 2018 and December 31, 2017, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$21.0	$22.3	$19.5	$21.5
Total	$21.0	$22.3	$19.5	$21.5

Held-to-maturity:
Due in one year or less	$18.6	$18.6	$19.7	$19.7
Due in one to three years	2.2	2.2	2.2	2.2
Total	$20.8	$20.8	$21.9	$21.9

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Realized gains	$0.3	$0.4	$0.9	$0.9
Realized losses	(0.2)	(0.1)	(0.3)	(0.1)
Realized gains, net	$0.1	$0.3	$0.6	$0.8

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Unrealized gains, net	$0.1	$0.1	$—	$0.1

The table below shows the fair value of our assets subject to fair value measurements on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of June 30, 2018
	as of	Using Fair Value Hierarchy
(in millions)	June 30, 2018	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$19.5	$19.5	$—	$—
Mutual funds	2.8	2.8	—	—
Trading securities	1.7	1.7	—	—
Cash equivalents	0.5	0.5	—	—
Total	$24.5	$24.5	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2017
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$18.9	$18.9	$—	$—
Mutual funds	2.6	2.6	—	—
Trading securities	1.7	1.7	—	—
Cash equivalents	0.5	0.5	—	—
Total	$23.7	$23.7	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of June 30, 2018 and December 31, 2017.

9. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Cost of revenue	$3.2	$2.3	$5.9	$4.4
Sales and marketing	0.9	0.7	1.7	1.4
General and administrative	5.9	2.7	9.0	5.2
Total stock-based compensation expense	$10.0	$5.7	$16.6	$11.0

As of June 30, 2018, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $52.5 million, which we expect to recognize over a weighted average period of 33 months.

10. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and six months ended June 30, 2018 and June 30, 2017:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Income before income taxes and equity in net loss of unconsolidated entities	$55.0	$61.3	$111.8	$88.4
Equity in net loss of unconsolidated entities	(0.4)	(0.2)	(1.9)	(1.0)
Total	$54.6	$61.1	$109.9	$87.4
Income tax expense	$12.8	$15.0	$26.2	$23.3
Effective tax rate	23.4%	24.5%	23.8%	26.7%

Our effective tax rate in the second quarter and first six months of 2018 was 23.4% and 23.8%, respective decreases of 1.1 and 2.9 percentage points compared with the same periods in the prior year. Our effective tax rate in the second quarter of 2017 reflected a $17.5 million book gain on the sale of HelloWallet, which was not a gain for tax purposes. Further, as a result of the sale, we could no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both tax impacts represented a decrease to our effective tax rate of 11.9 percentage points and 8.3 percentage points for the second quarter and first six months of 2017, respectively. Our effective tax rate in the second quarter and first six months of 2018 reflects the U.S. federal statutory income tax rate change from 35% to 21% and other provisions of the Tax Reform Act enacted in December 2017. The impacts of other provisions of the Tax Reform Act on our effective tax rate in the second quarter and first six months of 2018 are discussed below.

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

In our consolidated financial statements for the year ended December 31, 2017, we recognized a $10.6 million discrete net tax benefit. SAB 118 allowed for the recording of provisional amounts, which were primarily comprised of the following:

•	A $14.7 million deferred tax benefit from revaluing our net U.S. deferred tax liabilities at December 31, 2017 to reflect the new U.S. corporate tax rate.

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

During the six-month period ended June 30, 2018, we made no changes to the provisional amounts recognized in 2017. We will continue to analyze the effects of the Tax Reform Act and will record additional impacts of the enactment as we complete our accounting within the measurement period, which extends up to one year from the enactment date.

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

In addition to the reduction of the U.S. corporate income tax rate to a flat 21% rate discussed above, we are subject to the following provisions of the Tax Reform Act effective from January 1, 2018:

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

With respect to the above provisions, our effective tax rate in the three and six months ended June 30, 2018 is favorably impacted by the federal statutory income tax rate change from 35% of 21% and also the tax benefits of the FDII Deduction. The impact of these favorable provisions is offset by the loss of tax benefits from the repeal of the Section 199 Deduction, the incremental tax expense attributable to GILTI Tax estimates and, to a lesser extent, the incremental tax expense for disallowed deductions for employee fringe benefits and executive compensation. Our effective tax rate in the three and six months ended June 30, 2018 was not impacted by BEAT or the 163(j) Interest Limitation.

We also continue to evaluate the impact of the GILTI Tax provisions, which are complex and subject to continuing interpretation and administrative actions of the U.S. tax authorities. We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to the GILTI Tax as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). Our accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact. While we have included an estimate of GILTI Tax in our estimated effective tax rate for the three and six months ended June 30, 2018, we have not completed our analysis and are not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in our consolidated financial statements may be required based on the outcome of this election.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2018 and December 31, 2017, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2018	As of December 31, 2017
Gross unrecognized tax benefits	$14.7	$18.7
Gross unrecognized tax benefits that would affect income tax expense	$13.1	$15.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.6	$14.4

The amount of our gross unrecognized tax benefits decreased in 2018 primarily as a result of the settlement of certain U.S. federal and state tax audits, including our federal audit for the tax periods covering 2008 to 2012 in the first quarter of 2018 and lapses of statutes of limitation for unsuccessful state refund claims in the second quarter of 2018. These settlements and lapses decreased our gross unrecognized tax benefits by $2.4 million and $2.1 million, respectively. The impact of the audit settlements on our income tax expense was immaterial since the liabilities reserved for these audits approximated the final settlement amounts. We did not previously record a financial statement benefit for the state refund claims. Therefore, the lapses of statutes of limitations for the state refund claims had no impact on our income tax expense in the second quarter of 2018.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2018	As of December 31, 2017
Current liability	$6.1	$8.7
Non-current liability	7.5	7.0
Total liability for unrecognized tax benefits	$13.6	$15.7

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of our current audits will conclude in 2018. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 77% of our cash, cash equivalents, and investments balance as of June 30, 2018 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. In December 2017, we recorded a provisional deferred tax liability of $3.0 million for foreign withholding taxes that would be due upon remittance of dividends from certain of our foreign affiliates. We continue to assess our indefinite reinvestment assertion as a result of the Tax Reform Act. Accordingly, we consider that most of our remaining foreign outside basis differences to be indefinitely reinvested and we have not recorded deferred taxes on those outside basis differences. As part of our continuing evaluation, we will need to gather additional information to compute outside basis differences for our foreign affiliates in order to assess whether any new deferred taxes should be recorded. We will also need to account for any prospective interpretive guidance issued on the Tax Reform Act as part of our evaluation.

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

11. Contingencies

Michael D. Green
In August 2017, Michael D. Green, individually and purportedly on behalf of all others similarly situated, filed a complaint in the United States District Court for the Northern District of Illinois. The complaint named as defendants Morningstar, Inc., Prudential Investment Management Services LLC, and Prudential Retirement Insurance and Annuity Co., and contained one count alleging violation of the Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiff, a participant in a pension plan, alleged that the defendants engaged in concerted racketeering actions to steer plan participants into high-cost investments that pay unwarranted fees to the defendants. The complaint sought unspecified compensatory damages for plaintiff and the members of the putative class, treble damages, injunctive relief, costs, and attorneys’ fees. We filed a motion to dismiss the complaint for failure to state a claim, which the court granted without prejudice on March 16, 2018. On April 13, 2018, plaintiff filed an amended complaint, substituting Morningstar Investment Management LLC for Morningstar, Inc. as a defendant, and which again contains one count alleging violation of RICO and seeks unspecified compensatory damages for plaintiff and the members of the putative class, treble damages, injunctive relief, costs, and attorneys' fees. We moved to dismiss the amended complaint on May 11, 2018. Morningstar's motion is fully briefed and is awaiting the court's ruling. Although we are vigorously contesting the claim asserted, we cannot predict the outcome of the proceeding.

Other Matters
We are involved from time to time in legal proceedings and litigation that arise in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

12. Share Repurchase Program

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock effective January 1, 2018. The authorization expires on December 31, 2020. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of June 30, 2018, we had repurchased a total of 109,289 shares for $10.5 million under this authorization, leaving approximately $489.5 million available for future repurchases.

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

Industry Trends

Volatility persisted in global equity markets through the second quarter of 2018. The Morningstar Global Market Index essentially reverted to where it started the year, while in 2017, the index advanced for 12 consecutive months, gaining 24.5%. The Morningstar U.S. Market Index advanced 3.1% through the first six months of 2018, while the Global Ex-U.S. index finished the same period down 3.3%. This decline was primarily driven by weakness in Europe and most emerging markets. Morningstar’s Developed Markets Ex-U.S. Index declined 2.2% through the first six months of 2018, whereas the Emerging Markets Index finished the same period down 6.9%.

Based on Morningstar Asset Flows data, U.S. fund assets, comprised of long-term open-end and exchange-traded funds (ETFs), totaled approximately $18.4 trillion as of June 30, 2018, compared with approximately $16.6 trillion as of June 30, 2017. Morningstar estimates that investors added about $58.4 billion to ETFs during the second quarter of 2018, while long-term open-end funds experienced approximately $5.9 billion of outflows. Investors also continued to favor lower-cost, passively managed vehicles, as passively managed funds attracted nearly $88.1 billion of inflows, compared with about $35.6 billion of outflows from actively managed funds. The U.S. ETF industry ended the second quarter of 2018 with $3.5 trillion in assets under management, up from approximately $3.0 trillion at the end of June 2017.

Most fixed-income indexes continued to decline over the course of the second quarter as interest rates rose and investment-grade corporate credit spreads widened. However, with its shorter duration and higher correlation to economic growth, the high-yield sector was one of the few that registered gains during the second quarter of 2018. Morningstar's Core Bond Index, our broadest measure of the fixed-income universe, declined 0.17% in the second quarter of 2018 and 1.70% in the first six months of 2018. The decline was mainly driven by the increase in interest rates across the entire yield curve, but was also impacted by widening investment-grade corporate credit spreads.

Based on the information collected by PitchBook, over $150 billion was invested in the U.S. private equity (PE) and venture capital (VC) markets during the second quarter of 2018, a 9% decrease from the first quarter, while the industry experienced an increase in available capital and rising valuations. Many institutional investors have recently increased their target allocations to private market strategies due to the long-term outperformance of public equities. As a result, fundraising numbers show continued strength with 122 PE and VC funds raising $43 billion in the second quarter. In addition, 22 PE and three VC funds are currently in the market seeking $1 billion or more. The initial public offering (IPO) market has been receptive to larger VC and PE-backed IPOs. Year-to-date, IPOs have represented 10% of the value of PE exit transactions, and eight VC-backed companies with valuations greater than $1 billion went public during the second quarter of 2018, compared to 13 in all of 2017.

The industry wide shift to passive investment management continues to put pressure on spending for many asset management firms. Financial advisors have been adapting to the increasing demand for solutions that are in the best interest of investors, including moving from a sales to a fiduciary model, putting more emphasis on choosing low-fee investments, and improving the transparency of their client communications. Despite the recent successful court challenge to the U.S. Department of Labor's fiduciary rule, the ongoing debate has already prompted many financial institutions to take steps to provide best-interest advice or limit perceived conflicts of interest embedded in their business practices. There is also ongoing uncertainty about the scope of potential regulatory changes given the SEC’s newly proposed “Regulation Best Interest,” a rule intended to address the same concerns as the Department of Labor regarding investment advice, but with a narrower scope. In any case, we believe that greater emphasis on serving investors’ interests and lowering fees is a fundamental change that will continue.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of June 30,
	2018		2017		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	118,412		118,571		(0.1)%
Morningstar.com average monthly unique users (U.S.)	2,215,862		1,917,739		15.5%	(1)
Advisor Workstation clients (U.S.)	179		185		(3.2)%
Morningstar Office licenses (U.S.)	4,366		4,274		2.2%
Morningstar Direct licenses	14,463		13,222		9.4%
PitchBook Platform licenses	18,172		11,309		60.7%
Asset value linked to Morningstar Indexes ($bil)	$36.9		$29.1		26.8%

Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions
Managed Accounts (3)	$60.4		$50.2		20.3%
Fiduciary Services	41.2		38.2		7.9%
Custom Models	30.6		25.8		18.6%
Total	$132.2		$114.2		15.8%

Morningstar Investment Management
Morningstar Managed Portfolios	$44.7		$35.0		27.7%
Institutional Asset Management	16.0	(4)	53.2	(5)	(69.9)%
Asset Allocation Services	10.2		8.3		22.9%
Total	$70.9		$96.5	(6)	(26.5)%

Our employees (approximate)
Worldwide headcount	5,023	4,675		7.4%

	Three months ended June 30,					Six months ended June 30,
(in millions)	2018	2017		Change		2018	2017		Change
Key product and investment area revenue (7)
Morningstar Data (8)	$46.0	$41.5	(9)	10.9%		$91.1	$80.8	(9)	12.8%
Morningstar Direct	34.2	30.7		11.2%		68.1	59.8		13.9%
Morningstar Investment Management (8)	27.4	25.7	(9)	6.8%		55.9	49.0	(9)	14.1%
PitchBook Data	23.8	15.1		58.0%		44.7	28.2		58.6%
Morningstar Advisor Workstation (8)	22.5	22.8		(1.3)%		44.6	42.6		4.5%
Workplace Solutions	18.0	19.0		(5.1)%	(10)	37.0	36.9		0.1%	(10)
Morningstar Credit Ratings	8.6	6.9		24.4%		16.0	12.0		33.9%

Revenue by Type (7)
License-based (11)	$184.3	$166.7	(9)	10.5%		$362.9	$323.4	(9)	12.2%
Asset-based (12)	48.7	45.8	(9)	6.4%		99.4	87.8	(9)	13.2%
Transaction-based (13)	19.4	16.7	(9)	16.1%		33.6	27.5	(9)	22.2%

Other Metrics
Average assets under management and advisement ($bil)	$202.3	$208.5		(3.0)%		$199.9	$205.6		(2.8)%
Number of new-issue ratings completed (14)	32	20		60.0%		56	27		107.4%
Asset value of new-issue ratings ($bil) (14)	$15.1	$8.6		75.6%		$26.8	$14.5		84.8%

(1) In prior periods, the company estimated traffic on Morningstar.com using a combination of internal tools and our third-party platform. The new website launched in the first quarter of 2018 now allows tracking of 100% of website traffic using a third-party platform. The company believes the current reporting is a more accurate representation of traffic, and this change in methodology is the primary driver of the difference in reported traffic numbers versus the first half of 2017.

(2) The asset totals shown above (including assets we either manage directly or for which we provide consulting or subadvisory work) only include assets for which we receive basis-point fees. Some of our client contracts include services for which we receive a flat fee, but we do not include those assets in the total reported.

Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance, and net inflows or outflows caused when investors add to or redeem shares from these portfolios.

Aside from Morningstar Managed Portfolios, it's difficult for the Investment Management business to quantify these cash inflows and outflows. The information we receive from most of our clients does not separately identify the effect of cash inflows and outflows on asset balances for each period. We also cannot specify the impact of market appreciation or depreciation because the majority of our clients have discretionary authority to implement their own portfolio allocations.

(3) Many factors can cause changes in assets under management and advisement for our managed retirement accounts, including employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. The information received from the plan providers does not separately identify these transactions or the changes in balances caused by market movement.

(4) Decline due to client losses related to a planned strategic shift away from customized institutional asset management offerings to Managed Portfolios.

(5) Revised to exclude South Africa assets, which are reflected in Morningstar Managed Portfolios.

(6) Excludes $1.3 million of assets under advisement and management related to Manager Selection Services that was reclassified to Morningstar Data. The associated revenue is included in Morningstar Data.

(7) Key product and investment area revenue and revenue by type includes the effect of foreign currency translations.

(8) Revenue for the three and six months ended June 30, 2018 was impacted by the adoption of Topic 606.

(9) Restated from prior periods due to realignment of individual products within the product groups.

(10) For the three and six month periods ended June 30, 2018, revenue increased 2.9% and 9.1%, excluding the unfavorable 8.0 percentage point and 9.0 percentage point unfavorable impact of the HelloWallet divestiture, respectively.

(11) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

(12) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(13) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(14) Includes commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, and corporate and financial institutions.

Three and Six Months Ended June 30, 2018 vs. Three and Six Months Ended June 30, 2017

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2018	2017	Change		2018	2017	Change
Revenue	$252.4	$229.2	10.1%		$495.9	$438.7	13.0%
Operating income	53.6	46.0	16.6%		101.1	74.4	35.9%
Operating margin	21.2%	20.0%	1.2	pp	20.4%	17.0%	3.4	pp

Cash provided by operating activities	$69.8	$55.7	25.3%		$129.7	$102.2	26.9%
Capital expenditures	(18.0)	(19.0)	(5.3)%		(35.6)	(33.3)	6.9%
Free cash flow	$51.8	$36.7	41.1%		$94.1	$68.9	36.6%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations (international organic revenue); and

•	cash provided by or used for operating activities less capital expenditures (free cash flow).

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow to evaluate our business.

Consolidated Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Consolidated revenue	$252.4	$229.2	10.1%	$495.9	$438.7	13.0%

In the second quarter of 2018, consolidated revenue increased 10.1% to $252.4 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by approximately $2.8 million.

We experienced revenue growth across all revenue types during the second quarter of 2018.

Licensed-based revenue grew 10.5% during the second quarter of 2018. We experienced continued demand for license-based products, such as PitchBook Data, Morningstar Data, and Morningstar Direct. Revenue from PitchBook Data increased by $8.7 million due primarily to strong sales of new licenses and high renewal rates. Morningstar Data revenue also increased by $4.5 million, as result of adding new clients and expanding our relationships with existing clients by adding additional datasets primarily within our managed products and market data product lines. Revenue from Morningstar Direct rose $3.4 million, reflecting growth in licenses for both new and existing clients and certain price increases.

Asset-based revenue increased by 6.4% during the second quarter of 2018. Morningstar Managed Portfolios was the primary driver of the increase. This increase was partially offset by decreases in assets under management and advisement driven by our choice to focus on the scalable and higher margin Managed Portfolios offering, while shifting away from customized institutional asset management. The asset-based revenue we earn in both Morningstar Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $202.3 billion in the second quarter of 2018, compared to $208.5 billion in the second quarter of 2017.

Transaction-based revenue grew 16.1% during the second quarter of 2018. Revenue from Morningstar Credit Ratings increased $1.7 million during the second quarter of 2018, primarily due to growth in the number and asset value of new-issue ratings in residential mortgage-backed securities and asset-backed securities. Ad sales on Morningstar.com contributed $0.9 million of the growth during the second quarter of 2018.

For the first six months of 2018, consolidated revenue was up 13.0% to $495.9 million, compared to $438.7 million in the same period of 2017. Foreign currency movements had a positive effect in the first six months of 2018, increasing revenue by approximately $8.4 million.

Licensed-based revenue grew 12.2% during the first six months of 2018 driven by PitchBook Data, Morningstar Data, and Morningstar Direct. Revenue from PitchBook Data increased $16.5 million due primarily to strong sales of new licenses and high renewal rates. Morningstar Data revenue also increased $10.3 million due to the same factors listed above. Revenue from Morningstar Direct rose $8.3 million, reflecting growth in licenses for both new and existing clients and certain price increases.

Asset-based revenue increased 13.2% during the first six months of 2018, primarily driven by Morningstar Managed Portfolios and Workplace Solutions. Morningstar Managed Portfolios increased $8.0 million, with assets under management and advisement growing 27.7% as of June 30, 2018 compared to the prior year period. This increase was partially offset by decreases in Institutional Asset Management assets under management and advisement due to our planned strategic shift to focus on the scalable and higher margin Managed Portfolios offering. Average assets under management and advisement were approximately $199.9 billion in the first six months of 2018, compared to $205.6 billion in the first six months of 2017.

Transaction-based revenue grew 22.2% during the first six months of 2018 driven by Morningstar Credit Ratings and ad sales on Morningstar.com. Morningstar Credit Ratings completed 56 new-issue ratings, primarily of residential mortgage-backed securities and asset-backed securities, representing a 84.8% increase in asset value during the first six months of 2018 compared to the first six months of 2017.

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

The table below reconciles consolidated revenue with organic revenue (revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations):

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Consolidated revenue	$252.4	$229.2	10.1%	$495.9	$438.7	13.0%
Less: acquisitions	—	—	NMF	—	—	NMF
Less: divestitures	—	(3.0)	NMF	—	(4.8)	NMF
Less: adoption of accounting changes	(1.6)	—	NMF	(3.3)	—	NMF
Effect of foreign currency translations	(2.8)	—	NMF	(8.4)	—	NMF
Organic revenue	$248.0	$226.2	9.6%	$484.2	$433.9	11.6%
___________________________________________________________________________________________
NMF - not meaningful

In the second quarter of 2018, organic revenue increased 9.6% after excluding the favorable impact of $2.8 million from foreign currency translations. Our second quarter of 2017 results included revenue of $3.0 million from HelloWallet, which we divested in the second quarter of 2017, and our 15(c) board consulting services product line, which we divested in the first quarter of 2018, and that did not recur in the second quarter of 2018. Our adoption of Topic 606 on January 1, 2018 also impacted revenue by $1.6 million during the second quarter of 2018. See Note 2 within the Notes to Unaudited Condensed Consolidated Financial Statements (Note 2) for additional information.

Excluding the favorable effect of $8.4 million from foreign currency translations, organic revenue increased 11.6% for the first six months of 2018. Our first six months of 2017 results included revenue of $4.8 million from our divestitures of HelloWallet and our 15(c) consulting services product line, which did not recur in the first half of 2018. Our adoption of Topic 606 on January 1, 2018 also impacted revenue by $3.3 million during the first half of 2018. See Note 2 for additional information.

Revenue by region

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
United States	$187.8	$174.7	7.5%	$367.3	$331.6	10.8%

United Kingdom	18.4	15.6	17.9%	36.7	30.5	20.3%
Continental Europe	20.3	16.5	23.0%	40.2	32.8	22.6%
Australia	10.8	8.6	25.6%	21.3	16.7	27.5%
Canada	7.5	7.2	4.2%	15.2	14.5	4.8%
Asia	6.1	5.5	10.9%	12.2	10.4	17.3%
Other	1.5	1.1	36.4%	3.0	2.2	36.4%
Total International	64.6	54.5	18.5%	128.6	107.1	20.1%

Consolidated revenue	$252.4	$229.2	10.1%	$495.9	$438.7	13.0%

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, adoption of accounting changes and the effect of foreign currency translations):

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
International revenue	$64.6	$54.5	18.5%	$128.6	$107.1	20.1%
Less: acquisitions	—	—	NMF	—	—	NMF
Less: divestitures	—	—	NMF	—	—	NMF
Less: adoption of accounting changes	(1.7)	—	NMF	(3.2)	—	NMF
Effect of foreign currency translations	(2.8)	—	NMF	(8.4)	—	NMF
International organic revenue	$60.1	$54.5	10.3%	$117.0	$107.1	9.2%

International revenue comprised approximately 26% and 24% of our consolidated revenue in the first six months of 2018 and 2017, respectively. About 60% of this amount is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $10.1 million, or 18.5%, in the second quarter. International organic revenue increased 10.3%, mainly reflecting growth in Morningstar Data and Morningstar Direct. Our adoption of Topic 606 on January 1, 2018 also impacted international revenue by $1.7 million during the second quarter of 2018, primarily from Institutional Asset Management in Australia. See Note 2 for additional information.

For the first six months of 2018, revenue from international operations was up $21.5 million, or 20.1%. International organic revenue increased 9.2%. Morningstar Data, Morningstar Managed Portfolios, and Morningstar Direct were the main contributors to the organic international growth. Our adoption of Topic 606 on January 1, 2018 also impacted international revenue by $3.2 million during the first six months of 2018, primarily from Morningstar Managed Portfolios and Institutional Asset Management in Australia. See Note 2 for additional information.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Cost of revenue	$99.8	$95.3	4.8%		$202.2	$192.3	5.2%
% of consolidated revenue	39.6%	41.6%	(2.0)	pp	40.8%	43.8%	(3.0)	pp
Sales and marketing	39.4	36.7	7.5%		77.9	69.1	12.8%
% of consolidated revenue	15.6%	16.0%	(0.4)	pp	15.7%	15.7%	—	pp
General and administrative	36.0	29.7	20.9%		68.2	59.9	13.7%
% of consolidated revenue	14.2%	13.0%	1.2	pp	13.8%	13.7%	0.1	pp
Depreciation and amortization	23.6	21.5	9.7%		46.5	43.0	8.0%
% of consolidated revenue	9.4%	9.4%	—	pp	9.4%	9.8%	(0.4)	pp
Total operating expense	$198.8	$183.2	8.5%		$394.8	$364.3	8.4%
% of consolidated revenue	78.8%	80.0%	(1.2)	pp	79.6%	83.0%	(3.4)	pp

Consolidated operating expense increased $15.6 million, or 8.5%, in the second quarter of 2018 and $30.5 million, or 8.4%, in the first six months of 2018. Foreign currency translations had an unfavorable effect of $2.7 million and $7.9 million on operating expense during the second quarter and first six months of 2018, respectively.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $6.4 million in the second quarter of 2018 and $13.5 million in the first six months of 2018, with PitchBook contributing $3.1 million of this increase in the second quarter and $6.8 million in the first six months of 2018. We accrued higher bonus expense of $3.4 million in the second quarter and $4.8 million in the first six months of 2018 compared to the same periods in the prior year due to stronger performance against our internal targets.

Stock-based compensation expense also increased $4.4 million in the second quarter and $5.6 million in the first six months of 2018 due to accelerated vesting related to retirement or service provisions as well as higher accruals for incentive plans. Depreciation expense increased $3.0 million in the second quarter and $5.6 million in the first six months of 2018. Offsetting these expenses was an increase in capitalized software development and lower intangible amortization and advertising and marketing expense.

We had 5,023 employees worldwide as of June 30, 2018 compared to 4,675 as of June 30, 2017. This increase reflects continued investment in our key growth initiatives, including operations in India and PitchBook in the United States and Europe.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $4.5 million in the second quarter of 2018. Higher production expense of $2.4 million was the largest contributor to the increase and includes $1.6 million of expense related to our adoption of Topic 606. See Note 2 for additional information. Higher bonus expense of $2.3 million also contributed to the growth in this category.

Higher internally developed capitalized software partially offset these increases. We have accelerated development of our major software platforms and brought new products and capabilities to market, resulting in an increase in capitalized software development, which in turn reduced operating expense. During the second quarter of 2018, we capitalized $14.9 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software, including PitchBook, Workplace Solutions and Morningstar Data. In comparison, we capitalized $13.2 million in the second quarter of 2017.

For the first six months of 2018, cost of revenue increased $9.9 million. Higher production expense of $5.6 million was the largest contributor to the increase and includes $3.3 million of expense related to our adoption of Topic 606. Higher compensation and stock-based compensation expense also contributed to the growth in this category.

Higher amounts of internally developed capitalized software partially offset these increases. We capitalized $26.2 million associated with software development activities related to the same products mentioned above in the first six months of 2018 compared to $23.6 million in the first six months of 2017.

As a percentage of revenue, cost of revenue decreased 2.0 percentage points in the second quarter of 2018 and 3.0 percentage points in the first six months of 2018.

Sales and marketing

Sales and marketing expense increased $2.7 million in the second quarter of 2018, mainly due to an increase in compensation expense. Advertising and marketing spend decreased $0.5 million during the second quarter of 2018 due to a shift in timing of expenses to future periods and mix of spend related to greater use of digital channels versus direct mail campaigns.

For the first six months of 2018, sales and marketing expense increased $8.8 million, reflecting a $6.5 million increase in compensation expense and a $3.1 million increase in sales commission expense. Advertising and marketing spend decreased $1.9 million during the first six months of 2018 due to the same factors listed above.

As a percentage of revenue, sales and marketing expense decreased 0.4 percentage points in the second quarter of 2018 and was unchanged in the first six months of 2018.

General and administrative

General and administrative expense increased $6.3 million during the second quarter of 2018. Stock-based compensation increased $3.3 million due to accelerated vesting related to retirement or service provisions. Compensation expense increased $1.9 million during the second quarter of 2018.

For the first six months of 2018, general and administrative expense increased $8.3 million. Stock-based compensation increased $3.9 million due to the same factors listed above. Compensation expense increased $2.4 million during the first six months of 2018. Rent expense and software subscriptions also increased during the first six months of 2018.

As a percentage of revenue, general and administrative expense increased 1.2 percentage points in the second quarter of 2018 and was flat in the first six months of 2018.

Depreciation and amortization

Depreciation expense increased $3.0 million in the second quarter of 2018, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense decreased $0.9 million since certain intangible assets from some of our earlier acquisitions are now fully amortized.

For the first six months of 2018, depreciation expense increased $5.6 million, largely driven by capitalized software development incurred over the past several years. Intangible amortization expense decreased $2.1 million.
We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $10.1 million for the remainder of 2018. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense was unchanged in the second quarter of 2018 and decreased 0.4 percentage points in the first six months of 2018.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2018	2017	Change		2018	2017	Change
Operating income	$53.6	$46.0	16.6%		$101.1	$74.4	35.9%
% of revenue	21.2%	20.0%	1.2	pp	20.4%	17.0%	3.4	pp

Consolidated operating income increased $7.6 million in the second quarter of 2018, as revenue increased $23.2 million and operating expense increased $15.6 million. Operating margin was 21.2%, up 1.2 percentage points compared to the second quarter of 2017.

Consolidated operating income increased $26.7 million in the first six months of 2018 as revenue increased $57.2 million and operating expense increased $30.5 million. Operating margin was 20.4%, up 3.4 percentage points compared to the first six months of 2017.

Non-Operating Income, Net, Equity in Net Loss of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income, net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Interest income	$0.6	$0.5	$1.1	$0.8
Interest expense	(1.3)	(1.3)	(2.1)	(2.5)
Gain on sale of investments, net	0.1	0.3	0.6	0.8
Gain on sale of business	—	17.5	—	17.5
Gain on sale of product line	—	—	10.5	—
Other income (expense)	2.0	(1.7)	0.6	(2.6)
Non-operating income, net	$1.4	$15.3	$10.7	$14.0

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility. Gain on sale of business relates to our sale of HelloWallet in June 2017. Gain on sale of product line relates to the sale of our 15(c) board consulting services product line in the first quarter of 2018.

Other income (expense) primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net loss of unconsolidated entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Equity in net loss of unconsolidated entities	$(0.4)	$(0.2)	$(1.9)	$(1.0)

Equity in net loss of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments. Our minority stake in Sustainalytics Holding B.V. (Sustainalytics), which we acquired in July 2017, is included in our results for the second quarter and first six months of 2018.

Effective tax rate and income tax expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Income before income taxes and equity in net loss of unconsolidated entities	$55.0	$61.3	$111.8	$88.4
Equity in net loss of unconsolidated entities	(0.4)	(0.2)	(1.9)	(1.0)
Total	$54.6	$61.1	$109.9	$87.4
Income tax expense	$12.8	$15.0	$26.2	$23.3
Effective tax rate	23.4%	24.5%	23.8%	26.7%

Our effective tax rate in the second quarter and first six months of 2018 was 23.4% and 23.8%, respective decreases of 1.1 and 2.9 percentage points compared with the same periods in the prior year. Our effective tax rate in the second quarter of 2017 reflected a $17.5 million book gain on the sale of HelloWallet, which was not a gain for tax purposes. Further, as a result of the sale, we could no longer realize certain net deferred tax assets that were attributable to our investment in HelloWallet. The net effect of both tax impacts was a decrease to our effective tax rate of 11.9 percentage points and 8.3 percentage points for the second quarter and first six months of 2017, respectively. Our effective tax rate in the second quarter and first six months of 2018 reflects the U.S. federal statutory income tax rate change from 35% to 21% and other provisions of the Tax Reform Act enacted in December 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents, and investments of $351.9 million, a decrease of $1.4 million compared with $353.3 million as of December 31, 2017. The decrease reflects $55.0 million of repayments of long-term debt, $35.6 million of capital expenditures, dividends paid of $21.3 million, and $10.8 million used to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2017, but settled and paid early in the first half of 2018. These items were mostly offset by cash provided by operating activities.

Cash provided by operating activities is our main source of cash. In the first six months of 2018, cash provided by operating activities was $129.7 million, reflecting $143.9 million of net income, adjusted for non-cash items, and offset by $14.2 million in negative changes from our net operating assets and liabilities, which included bonus payments of $54.7 million.

We are party to a credit agreement that provides us with a three-year credit facility with a borrowing capacity of up to $300.0 million expiring in November 2019. We had an outstanding principal balance of $125.0 million as of June 30, 2018, leaving borrowing availability of $175.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants at June 30, 2018.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $23.9 million, or 53% of our total investments balance as of June 30, 2018) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 77% of our cash, cash equivalents, and investments balance as of June 30, 2018 was held by our operations outside the United States, up from approximately 69% as of December 31, 2017.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2018, our board of directors approved a regular quarterly dividend of $0.25 per share payable on July 27, 2018 to shareholders of record as of July 6, 2018. We paid a quarterly dividend of approximately $10.7 million on July 27, 2018.

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first six months of 2018, we repurchased a total of 109,289 shares for $10.5 million and had approximately $489.5 million available for future repurchases as of June 30, 2018.

We expect to continue making capital expenditures in 2018, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations. We are in the process of migrating our infrastructure to the cloud over the next several years. The migration will have some transitional effects on our level of capital expenditures and operating expenses and we expect to maintain certain redundant infrastructure prior to the completion of a full transition.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cash provided by operating activities	$69.8	$55.7	25.3%	$129.7	$102.2	26.9%
Capital expenditures	(18.0)	(19.0)	(5.3)%	(35.6)	(33.3)	6.9%
Free cash flow	$51.8	$36.7	41.1%	$94.1	$68.9	36.6%

We generated free cash flow of $51.8 million in the second quarter of 2018, an increase of $15.1 million compared with the second quarter of 2017. The change reflects a $14.1 million increase in cash provided by operating activities as well as a $1.0 million decrease in capital expenditures.

In the first six months of 2018, we generated free cash flow of $94.1 million, an increase of $25.2 million compared with free cash flow of $68.9 million in the same period of 2017. The increase reflects a $27.5 million increase in cash provided by operating activities as well as a $2.3 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2018:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2018	Projected Beneficial Ownership (1)
Bevin Desmond Head of Talent and Culture	5/29/2018	12/31/2018	1,000	Shares to be sold under the plan if the stock reaches a specified price	__	51,701
Bill Lyons Director	5/14/2018	8/15/2019	2,500	Shares to be sold under the plan if the stock reaches specified prices	__	21,681
Joe Mansueto Executive Chairman	3/20/2018	4/30/2019	1,600,000	Shares to be sold over the course of the plan subject to price limitations	400,000	22,606,846
______________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2018, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2018 and restricted stock units that will vest by August 29, 2018. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2018. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2018, our cash, cash equivalents, and investments balance was $351.9 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $1.3 million impact on our interest expense, based on our current outstanding principal balance and LIBOR rates around June 30, 2018.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2018:

	Three months ended June 30, 2018
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2018	1.1687	1.3212	0.7411	—

Percentage of revenue	5.3%	7.4%	4.2%	9.1%
Percentage of operating income (loss)	12.5%	(0.1)%	3.5%	(6.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.4)	$(5.0)	$(2.8)	$(5.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.6)	$—	$(0.5)	$0.9

The table below shows our net investment exposure to foreign currencies as of June 30, 2018:

	As of June 30, 2018
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$120.7	$137.4	$82.3	$181.4
Liabilities	62.5	22.7	56.6	55.3
Net currency position	$58.2	$114.7	$25.7	$126.1

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.8)	$(11.5)	$(2.6)	$(12.6)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Beginning on January 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers and the related revenue ASUs. As a result of the new revenue standard, we implemented changes to our processes and controls related to revenue recognition. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. We also implemented changes to our processes and controls related to sales commissions.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2018:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
April 1, 2018 - April 30, 2018	16,760	$97.05	16,760	$489,482,623
May 1, 2018 - May 31, 2018	—	—	—	$489,482,623
June 1, 2018 - June 30, 2018	—	—	—	$489,482,623
Total	16,760	$97.05	16,760

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 27, 2018 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 27, 2018	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer