Form 10-Q
period 2018-09-30
Morningstar, Inc.
filed 2018-10-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2018, there were 42,660,038 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Revenue	$261.3	$229.9	$757.2	$668.6

Operating expense:
Cost of revenue	100.0	90.9	302.2	283.2
Sales and marketing	35.8	31.1	113.7	100.2
General and administrative	35.4	33.3	103.6	93.2
Depreciation and amortization	24.7	21.8	71.2	64.8
Total operating expense	195.9	177.1	590.7	541.4

Operating income	65.4	52.8	166.5	127.2

Non-operating income (expense), net:
Interest expense, net	(0.2)	(0.9)	(1.2)	(2.6)
Gain on sale of investments, reclassified from other comprehensive income	0.3	0.3	0.9	1.1
Gain on sale of business	—	—	—	17.5
Gain on sale of product line	—	—	10.5	—
Gain on sale of equity investments	5.6	—	5.6	—
Other income (expense), net	1.6	(1.4)	2.2	(4.0)
Non-operating income (expense), net	7.3	(2.0)	18.0	12.0

Income before income taxes and equity in net income (loss) of unconsolidated entities	72.7	50.8	184.5	139.2

Equity in net income (loss) of unconsolidated entities	0.3	—	(1.6)	(1.0)

Income tax expense	16.1	16.9	42.3	40.2

Consolidated net income	$56.9	$33.9	$140.6	$98.0

Net income per share:
Basic	$1.33	$0.80	$3.30	$2.29
Diluted	$1.32	$0.79	$3.27	$2.28

Dividends per common share:
Dividends declared per common share	$—	$—	$0.50	$0.46
Dividends paid per common share	$0.25	$0.23	$0.75	$0.69

Weighted average shares outstanding:
Basic	42.6	42.5	42.6	42.8
Diluted	43.1	42.8	43.0	43.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017

Consolidated net income	$56.9	$33.9	$140.6	$98.0

Other comprehensive (loss) income:
Foreign currency translation adjustment	(6.1)	10.0	(20.2)	29.9
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	0.5	0.9	0.8	3.5
Reclassification gains included in net income	(0.2)	(0.3)	(0.7)	(0.8)
Other comprehensive (loss) income	(5.8)	10.6	(20.1)	32.6

Comprehensive income	$51.1	$44.5	$120.5	$130.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2018 (unaudited)	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$323.0	$308.2
Investments	43.7	45.1
Accounts receivable, less allowance of $4.5 and $3.2, respectively	172.4	148.2
Income tax receivable	7.8	—
Deferred commissions	14.2	—
Other current assets	22.8	28.3
Total current assets	583.9	529.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $333.1 and $284.7, respectively	144.5	147.4
Investments in unconsolidated entities	58.4	62.0
Goodwill	559.2	564.9
Intangible assets, net	79.3	95.4
Deferred commissions, non-current	9.8	—
Other assets	4.4	6.2
Total assets	$1,439.5	$1,405.7

Liabilities and equity
Current liabilities:
Accounts payable and accrued liabilities	$42.5	$49.2
Accrued compensation	85.6	92.0
Deferred revenue	189.0	171.3
Other current liabilities	4.2	10.7
Total current liabilities	321.3	323.2
Accrued compensation	11.9	11.7
Deferred tax liability, net	30.2	23.6
Long-term debt	90.0	180.0
Deferred rent	25.3	26.9
Deferred revenue, non-current	14.6	14.2
Other long-term liabilities	18.6	21.2
Total liabilities	511.9	600.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,670,728 and 42,547,707 shares were outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Treasury stock at cost, 10,728,410 and 10,633,637 shares as of September 30, 2018 and December 31, 2017, respectively	(717.0)	(708.2)
Additional paid-in capital	616.3	601.0
Retained earnings	1,095.0	958.7
Accumulated other comprehensive loss:
Currency translation adjustment	(68.1)	(47.9)
Unrealized gain on available-for-sale investments	1.4	1.3
Total accumulated other comprehensive loss	(66.7)	(46.6)
Total equity	927.6	804.9
Total liabilities and equity	$1,439.5	$1,405.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Equity
For the nine months ended September 30, 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0		17.0
Net income		—	—	—	140.6	—	140.6
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.1		—	—	—	—	0.8	0.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(20.2)	(20.2)
Other comprehensive income (loss)		—	—	—	—	(20.1)	(20.1)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	232,310	—	1.7	(13.1)	—	—	(11.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.5	—	—	4.5
Stock-based compensation		—	—	23.9	—	—	23.9
Common shares repurchased	(109,289)	—	(10.5)	—	—	—	(10.5)
Dividends declared		—	—	—	(21.3)	—	(21.3)
Balance as of September 30, 2018	42,670,728	$—	$(717.0)	$616.3	$1,095.0	$(66.7)	$927.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2018	2017

Operating activities
Consolidated net income	$140.6	$98.0
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	71.2	64.8
Deferred income taxes	6.5	1.0
Stock-based compensation expense	23.9	16.5
Provision for bad debt	2.6	1.3
Equity in net loss of unconsolidated entities	1.6	1.0
Gain on sale of business	—	(17.5)
Gain on sale of product line	(10.5)	—
Gain on sale of equity investments	(5.6)	—
Other, net	(3.3)	2.9
Changes in operating assets and liabilities:
Accounts receivable	(29.1)	(0.3)
Other assets	8.8	(3.0)
Deferred commissions	24.0	—
Accounts payable and accrued liabilities	5.9	(4.3)
Accrued compensation	(31.6)	0.2
Income taxes, current	(13.7)	1.6
Deferred revenue	21.0	6.2
Deferred rent	(1.4)	(1.1)
Other liabilities	(1.4)	(2.6)
Cash provided by operating activities	209.5	164.7

Investing activities
Purchases of investments	(23.7)	(22.7)
Proceeds from maturities and sales of investments	22.3	20.6
Capital expenditures	(55.2)	(46.4)
Acquisitions, net of cash acquired	—	(1.0)
Proceeds from sale of a business	—	23.7
Proceeds from sale of a product line	10.5	—
Proceeds from sale of equity investments	7.9	—
Purchases of equity investments	(0.5)	(24.3)
Other, net	(0.3)	0.6
Cash used for investing activities	(39.0)	(49.5)

Financing activities
Common shares repurchased	(10.8)	(41.3)
Dividends paid	(31.9)	(29.6)
Repayment of long-term debt	(90.0)	(45.0)
Proceeds from stock-option exercises	0.1	0.2
Employee taxes paid from withholding of restricted stock units	(11.5)	(3.4)
Other, net	(1.1)	(0.4)
Cash used for financing activities	(145.2)	(119.5)

Effect of exchange rate changes on cash and cash equivalents	(10.5)	15.5
Net increase in cash and cash equivalents	14.8	11.2
Cash and cash equivalents—beginning of period	308.2	259.1
Cash and cash equivalents—end of period	$323.0	$270.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55.3	$37.5
Cash paid for interest	$2.7	$3.8
Supplemental information of non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale investments	$(0.2)	$3.5
Software and equipment obtained under long-term financing arrangement	$—	$3.1

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

The impact to revenue as a result of applying Topic 606 was an increase of $1.7 million and $5.0 million for the three and nine months ended September 30, 2018, respectively, and relates to a change in presentation of revenue and costs associated with third-party content and data. Such revenue and costs were presented on a net basis prior to the adoption of Topic 606 and are now presented on a gross basis.

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

The following table illustrates the impact that adopting Topic 606 has had on our reported results in the unaudited condensed consolidated balance sheet as of September 30, 2018 and the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018:

	As of September 30, 2018
(in millions)	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606
Balance Sheet:
Accounts receivable, less allowance	$172.4	$—	$172.4
Deferred commissions, current and non-current	24.0	24.0	—
Deferred revenue, current and non-current	203.6	—	203.6

	Three months ended September 30,			Nine months ended September 30,
	2018			2018
(in millions)	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606	As Reported	Impact of adopting Topic 606	Balances without adoption of Topic 606
Income Statement:
Revenue	$261.3	$1.7	$259.6	$757.2	$5.0	$752.2
Cost of revenue	100.0	1.7	98.3	302.2	5.0	297.2
Sales and marketing	35.8	1.5	37.3	113.7	1.7	115.4
Operating income	65.4	(1.5)	63.9	166.5	(1.7)	164.8

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

License-based revenue is generated through subscription contracts with our customers of Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, PitchBook Data, and other similar products. Our performance obligations under these contracts are typically satisfied over time, as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. Therefore, we recognize revenue for these performance obligations on a straight-line basis, typically over terms of 12 to 36 months.

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

Sales Commissions: We capitalize sales incentive compensation costs (sales commissions), which are considered directly attributable to obtaining a customer contract. Such costs are capitalized using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of September 30, 2018, the period of transfer was determined to be two to three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

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

Recently issued accounting pronouncements not yet adopted

Leases: On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new standard is effective for us on January 1, 2019. The new standard required the use of a modified retrospective approach upon adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. We plan to elect this transition method at the adoption date of January 1, 2019. We continue to evaluate the effect that ASU No. 2016-02 will have on our consolidated financial statements and related disclosures. We are progressing on our project plan and achieving project milestones related to our comprehensive review of our lease portfolio, including identification of all leases where the company is either a lessor or lessee. We are implementing processes and lease accounting software to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

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

Income Statement-Reporting Comprehensive Income: On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act (the Tax Reform Act) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard is effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. Early adoption is permitted. We are evaluating the effect that ASU No. 2018-02 will have on our consolidated financial statements and related disclosures.

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

Cloud Computing: On August 29, 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU No. 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We are evaluating the effect that ASU No. 2018-15 will have on our consolidated financial statements and related disclosures.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2018.

Our outstanding principal balance was $90.0 million at a one-month LIBOR interest rate plus 100 basis points as of September 30, 2018, leaving borrowing availability of $210.0 million.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2017 to September 30, 2018:

(in millions)
Balance as of December 31, 2017	$564.9
Foreign currency translation	(5.7)
Balance as of September 30, 2018	$559.2

We did not record any impairment losses in the first nine months of 2018 and 2017. We perform our annual impairment reviews in the fourth quarter and when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2018				As of December 31, 2017
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$31.4	$(29.1)	$2.3	9	$31.5	$(28.9)	$2.6	9
Customer-related assets	154.4	(111.4)	43.0	12	156.6	(108.1)	48.5	12
Supplier relationships	0.3	(0.2)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	127.1	(93.5)	33.6	7	127.9	(84.2)	43.7	7
Non-competition agreements	2.4	(2.1)	0.3	5	2.5	(2.0)	0.5	5
Total intangible assets	$315.6	$(236.3)	$79.3	10	$318.7	$(223.3)	$95.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Amortization expense	$5.2	$5.5	$15.7	$18.1

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2018 and subsequent years as follows:

(in millions)
Remainder of 2018 (from October 1 through December 31)	$4.9
2019	19.1
2020	16.2
2021	12.9
2022	5.1
Thereafter	21.1

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2018	2017	2018	2017

Basic net income per share:
Consolidated net income	$56.9	$33.9	$140.6	$98.0

Weighted average common shares outstanding	42.6	42.5	42.6	42.8

Basic net income per share	$1.33	$0.80	$3.30	$2.29

Diluted net income per share:
Consolidated net income	$56.9	$33.9	$140.6	$98.0

Weighted average common shares outstanding	42.6	42.5	42.6	42.8
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.5	0.3	0.4	0.3
Weighted average common shares outstanding for computing diluted income per share	43.1	42.8	43.0	43.1

Diluted net income per share	$1.32	$0.79	$3.27	$2.28

The number of weighted average restricted stock units, performance share awards, and market stock units excluded from our calculation of diluted earnings per share, as their inclusion would have been anti-dilutive, was immaterial during the periods presented.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
License-based	$196.7	$169.5	$559.5	$492.9
Asset-based	50.5	46.2	149.9	134.0
Transaction-based	14.1	14.2	47.8	41.7
Consolidated revenue	$261.3	$229.9	$757.2	$668.6

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance for the nine months ended September 30, 2018 had a net increase of $18.1 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $153.6 million of revenue in the nine-month period ended September 30, 2018 that was included in the contract liabilities balance as of December 31, 2017.

We expect to recognize revenue related to our contract liabilities for the remainder of 2018 and subsequent years as follows:

(in millions)	As of September 30, 2018
Remainder of 2018 (from October 1 through December 31)	$137.6
2019	246.7
2020	69.9
2021	17.4
2022	8.9
Thereafter	37.5
$518.0

The aggregate amount of revenue we expect to recognize for the remainder of 2018 and subsequent years is higher than our contract liability balance of $203.6 million as of September 30, 2018. The difference represents the value of performance obligations for signed contracts where we have not yet begun to satisfy the performance obligations, partially satisfied performance obligations, or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of September 30, 2018. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant movements in the market. For transaction-based contracts such as Internet advertising, the consideration received for services performed is based on the number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of September 30, 2018. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts such as new credit rating issuances and the Morningstar conference, the related performance obligations are expected to be satisfied within the next twelve months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first nine months of 2018.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2018	As of December 31, 2017
Accounts receivable, less allowance	$172.4	$148.2
Deferred commissions	14.2	—
Deferred commissions, non-current	9.8	—
Total contract assets	$196.4	$148.2

The following table shows the change in our deferred commissions balance from January 1, 2018 to September 30, 2018:

(in millions)
Balance as of January 1, 2018	$22.7
Commissions earned and capitalized	13.8
Amortization of capitalized amounts	(12.5)
Balance as of September 30, 2018	$24.0

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets by geographical area:

Revenue by geographical area
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
United States	$198.7	$171.8	$566.0	$503.4

United Kingdom	17.9	17.0	54.6	47.5
Continental Europe	20.1	18.2	60.3	51.0
Australia	9.9	8.8	31.2	25.5
Canada	7.4	7.5	22.6	22.0
Asia	5.9	5.3	18.1	15.7
Other	1.4	1.3	4.4	3.5
Total International	62.6	58.1	191.2	165.2

Consolidated revenue	$261.3	$229.9	$757.2	$668.6

Long-lived assets by geographical area

(in millions)	As of September 30, 2018	As of December 31, 2017
United States	$128.4	$131.9

United Kingdom	4.3	6.0
Continental Europe	1.3	1.7
Australia	5.1	2.3
Canada	0.3	0.2
Asia	5.1	5.2
Other	—	0.1
Total International	16.1	15.5

Consolidated property, equipment, and capitalized software, net	$144.5	$147.4

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

(in millions)	As of September 30, 2018	As of December 31, 2017
Available-for-sale	$23.1	$21.5
Held-to-maturity	18.8	21.9
Trading securities	1.8	1.7
Total	$43.7	$45.1

The following table shows the cost, unrealized gains (losses), and fair value of investments classified as available-for-sale and held-to-maturity:

	As of September 30, 2018				As of December 31, 2017
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$18.5	$2.5	$(0.8)	$20.2	$17.1	$2.4	$(0.6)	$18.9
Mutual funds	2.8	0.2	(0.1)	2.9	2.4	0.2	—	2.6
Total	$21.3	$2.7	$(0.9)	$23.1	$19.5	$2.6	$(0.6)	$21.5

Held-to-maturity:
Certificates of deposit	$18.8	$—	$—	$18.8	$19.9	$—	$—	$19.9
Convertible note	—	—	—	—	2.0	—	—	2.0
Total	$18.8	$—	$—	$18.8	$21.9	$—	$—	$21.9

As of September 30, 2018 and December 31, 2017, investments with unrealized losses for greater than a 12-month period were not material to the Unaudited Condensed Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018		As of December 31, 2017
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, and mutual funds	$21.3	$23.1	$19.5	$21.5
Total	$21.3	$23.1	$19.5	$21.5

Held-to-maturity:
Due in one year or less	$18.6	$18.6	$19.7	$19.7
Due in one to three years	0.2	0.2	2.2	2.2
Total	$18.8	$18.8	$21.9	$21.9

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Realized gains	$0.5	$0.4	$1.4	$1.3
Realized losses	(0.2)	(0.1)	(0.5)	(0.2)
Realized gains, net	$0.3	$0.3	$0.9	$1.1

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on trading securities as recorded in our Unaudited Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Unrealized gains, net	$—	$—	$—	$0.1

The table below shows the fair value of our assets subject to fair value measurements on a recurring basis using a fair value hierarchy:

Level 1:	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2:	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of September 30, 2018
	as of	Using Fair Value Hierarchy
(in millions)	September 30, 2018	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$20.2	$20.2	$—	$—
Mutual funds	2.9	2.9	—	—
Trading securities	1.8	1.8	—	—
Cash equivalents	0.5	0.5	—	—
Total	$25.4	$25.4	$—	$—

	Fair Value	Fair Value Measurements as of December 31, 2017
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale investments:
Equity securities and exchange-traded funds	$18.9	$18.9	$—	$—
Mutual funds	2.6	2.6	—	—
Trading securities	1.7	1.7	—	—
Cash equivalents	0.5	0.5	—	—
Total	$23.7	$23.7	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities and mutual funds, we determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of September 30, 2018 and December 31, 2017.

9. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Cost of revenue	$3.1	$2.2	$9.0	$6.6
Sales and marketing	0.8	0.7	2.5	2.1
General and administrative	3.4	2.6	12.4	7.8
Total stock-based compensation expense	$7.3	$5.5	$23.9	$16.5

As of September 30, 2018, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $44.2 million, which we expect to recognize over a weighted average period of 32 months.

10. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Income before income taxes and equity in net income (loss) of unconsolidated entities	$72.7	$50.8	$184.5	$139.2
Equity in net income (loss) of unconsolidated entities	0.3	—	(1.6)	(1.0)
Total	$73.0	$50.8	$182.9	$138.2
Income tax expense	$16.1	$16.9	$42.3	$40.2
Effective tax rate	22.1%	33.3%	23.1%	29.1%

Our effective tax rate in the third quarter and first nine months of 2018 was 22.1% and 23.1%, respectively, which resulted in respective decreases of 11.2 and 6.0 percentage points compared with the same periods in the prior year. Our effective tax rate in the third quarter and the first nine months of 2018 reflects the U.S. federal statutory income tax rate change from 35% to 21% and other provisions of the Tax Reform Act enacted in December 2017. The impacts of other provisions of the Tax Reform Act on our effective tax rate in the third quarter and first nine months of 2018 are discussed below. Our effective tax rate for the first nine months of 2017, compared to the first nine months of 2018, also reflects a book gain of $17.5 million on the sale of HelloWallet in the second quarter of 2017 that was not a gain for tax purposes.

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

During the nine-month period ended September 30, 2018, we made no changes to the provisional amounts recognized in 2017. We will continue to analyze the effects of the Tax Reform Act and will record additional impacts of the enactment as we complete our accounting within the measurement period, which extends up to one year from the enactment date.

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

In addition to the reduction of the U.S. corporate income tax rate to a flat 21% rate discussed above, we are subject to the following provisions of the Tax Reform Act effective from January 1, 2018, which:

•
impose a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allow for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”);

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

•
disallow net business interest deductions in excess of 30% of adjusted U.S. taxable income without regard to interest expense, interest income, taxes, net operating losses, depreciation and amortization (generally, EBITDA) for years beginning before January 1, 2022, and taxable income without regard to interest and taxes (EBIT) thereafter with indefinite carryforwards of excess interest expense (the “163(j) Interest Limitation”);

•	reduce deductions with respect to certain employee fringe benefits and reduce deductions for compensation paid to specified executive officers.

With respect to the above provisions, our effective tax rate in the three and nine months ended September 30, 2018 is favorably impacted by the federal statutory income tax rate change from 35% of 21% and also the tax benefits of the FDII Deduction. The impact of these favorable provisions is offset by the loss of tax benefits from the repeal of the Section 199 Deduction, the incremental tax expense attributable to GILTI Tax estimates and, to a lesser extent, the incremental tax expense for disallowed deductions for employee fringe benefits and executive compensation. Our effective tax rate in the three and nine months ended September 30, 2018 was not impacted by BEAT or the 163(j) Interest Limitation.

We also continue to evaluate the impact of the GILTI Tax provisions, which are complex and subject to continuing interpretation and administrative actions of the U.S. tax authorities. We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to the GILTI Tax as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of our deferred taxes (the “deferred method”). Our accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact. While we have included an estimate of GILTI Tax in our estimated effective tax rate for the three and nine months ended September 30, 2018, we have not completed our analysis and are not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in our consolidated financial statements may be required based on the outcome of this election.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2018 and December 31, 2017, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2018	As of December 31, 2017
Gross unrecognized tax benefits	$12.6	$18.7
Gross unrecognized tax benefits that would affect income tax expense	$12.3	$15.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11.8	$14.4

The amount of our gross unrecognized tax benefits decreased in 2018 primarily as a result of the following:

•
In the first quarter of 2018, we settled certain of our U.S. federal and state tax audits including our federal audit for the tax periods covering 2008 to 2012. The impact of the audit settlements decreased our gross unrecognized tax benefits by $2.4 million but the impact on our tax expense was nominal since the liabilities that we reserved for these audits were approximate to the final settlement amounts.

•
In the second and third quarters of 2018, there were lapses of statutes of limitation for unsuccessful state refund claims which decreased our gross unrecognized tax benefits by $3.4 million. We did not previously record a financial statement benefit for the state refund claims and, therefore, this decrease had no impact on our income tax expense in the second and third quarters.

•	In the third quarter of 2018, there were other lapses of statutes of limitation that decreased our gross unrecognized tax benefits by $1.0 million and our income tax expense by $1.0 million.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2018	As of December 31, 2017
Current liability	$7.2	$8.7
Non-current liability	5.7	7.0
Total liability for unrecognized tax benefits	$12.9	$15.7

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

Approximately 75% of our cash, cash equivalents, and investments balance as of September 30, 2018 was held by our operations outside of the United States. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries. In December 2017, we recorded a provisional deferred tax liability of $3.0 million for foreign withholding taxes that would be due upon remittance of dividends from certain of our foreign affiliates. We continue to assess our indefinite reinvestment assertion as a result of the Tax Reform Act. Accordingly, we consider that most of our remaining foreign outside basis differences to be indefinitely reinvested and we have not recorded deferred taxes on those outside basis differences. As part of our continuing evaluation, we will need to gather additional information to compute outside basis differences for our foreign affiliates in order to assess whether any new deferred taxes should be recorded. We will also need to account for any prospective interpretive guidance issued on the Tax Reform Act as part of our evaluation.

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

As of September 30, 2018, we had repurchased a total of 109,289 shares for $10.5 million under this authorization, leaving approximately $489.5 million available for future repurchases.

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

Industry Trends

Equities posted strong returns in the third quarter of 2018. The Morningstar Global Markets Index, which contains stocks from 46 developed and emerging markets, increased 4.2%, largely driven by the U.S. The Morningstar U.S. Market Index advanced 7.2% in the third quarter, while the Global Ex-U.S. index rose nearly 1%, reversing declines seen earlier in 2018. Morningstar’s Developed Markets Ex-U.S. Index returned approximately 1.2% in the third quarter of 2018, whereas the Emerging Markets Index finished the same period down 0.6%, signaling some improvement relative to the year-to-date decline of 7.5%.

Based on Morningstar Asset Flows data, U.S. fund assets, comprised of both long-term open-end and exchange-traded funds (ETFs), totaled almost $19.1 trillion as of September 30, 2018, compared with over $17.3 trillion as of September 30, 2017. The U.S. ETF industry benefited from strong market appreciation and investor inflows, ending the third quarter of 2018 with approximately $3.7 trillion in assets under management, up from about $3.1 trillion at the end of September 2017. Assets in U.S. long-term open-end funds also increased to approximately $15.3 trillion as of September 30, 2018 from $14.2 trillion as of September 30, 2017. In the third quarter of 2018, investors continued to favor lower-cost, passively managed vehicles, as passively managed funds attracted nearly $118.6 billion of inflows over the three-month period compared with about $42.9 billion of outflows from actively managed funds. Morningstar estimates that investors added about $90.0 billion to ETFs during the third quarter of 2018, while long-term open-end funds experienced approximately $14.2 billion of outflows.

Ongoing global economic growth, tightening monetary policy across the developed market central banks, and global inflation nearing targeted levels all led to rising interest rates in the third quarter, which proved to be a headwind across the fixed income marketplace. Morningstar’s U.S. Treasury Bond Index declined 0.6% in the third quarter. However, tightening credit spreads in the corporate bond markets were able to more than offset the negative impact of rising underlying interest rates. The average credit spread of Morningstar’s Corporate Bond Index tightened 18 basis points, helping lift the index by 1.0%. Overall, the combination of losses in the government bond market were offset by gains in the corporate bond market and Morningstar’s Core Bond Index (our broadest measure of the fixed-income universe) remained essentially unchanged for the third quarter.

Based on the information collected by PitchBook, private capital markets registered healthy results across dealmaking, fundraising and exits in the third quarter of 2018. Competition for assets has driven up multiples while average transaction and fund sizes continue to expand. Over $225 billion was deployed in the U.S. private equity (PE) and venture capital (VC) markets during the third quarter, a 29% quarter-over-quarter (QoQ) increase. However, total deal count fell approximately 10% between the second and third quarters of 2018. Average deal sizes increased as many sizable deals closed, allowing for the substantial QoQ expansion in deal value. PE closed eight transactions above $2.5 billion, compared with five in the first and second quarters of 2018 combined. Fundraising was equally active, with PE and VC registering quarterly upticks in commitments. In total, $69.5 billion was raised across 112 funds as money continues to flow into alternatives. Finally, exit activity totaled $115.1 billion in the quarter. PE exit value was roughly flat while VC was down significantly. However, five VC-backed companies valued above $1 billion, including Sonos and Eventbrite, went public in the quarter, compared to just two PE-backed IPOs of the same size.

The industry wide shift to passive investment management continues to put pressure on spending for many asset management firms. Globally, financial advisors have been adapting to the increasing demand for solutions that are in the best interest of investors, including moving from a sales to a fiduciary model, emphasizing low-fee investment choices, and improving the transparency of their client communications. In the U.S., despite the recent successful court challenge to the U.S. Department of Labor's fiduciary rule, the ongoing debate has already prompted many financial institutions to take steps to provide best-interest advice or limit perceived conflicts of interest embedded in their business practices. There is also ongoing uncertainty about the scope of potential regulatory changes given the SEC’s newly proposed “Regulation Best Interest,” a rule intended to address the same concerns as the Department of Labor regarding investment advice, but with a narrower scope. The SEC is evaluating comments on the proposal and may release a final rule that adds additional momentum toward best interest advice.

Outside the U.S., policymakers also continue to look for ways to move advisors toward acting in the best interests of their clients, including in the European Union with the implementation of the markets in financial instruments directive (MiFID) II legislation, in Australia with a new examination called the Financial Services Royal Commission, and in Japan with recently-promulgated principles governing fiduciary duties. Regardless of the regulatory environment, we believe that greater emphasis on serving investors’ interests and lowering fees is a fundamental change that will continue.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	As of September 30,
	2018		2017		Change
Our business
Morningstar.com Premium Membership subscriptions (U.S.)	117,340		118,209		(0.7)%
Morningstar.com average monthly unique users (U.S.)	2,353,978		1,923,483		22.4%	(1)
Advisor Workstation clients (U.S.)	180		182		(1.1)%
Morningstar Office licenses (U.S.)	4,468		4,303		3.8%
Morningstar Direct licenses	14,751		13,476		9.5%
PitchBook Platform licenses	20,195		12,410		62.7%
Asset value linked to Morningstar Indexes ($bil)	$45.4		$31.5		44.1%

Assets under advisement and management (approximate) ($bil) (2)
Workplace Solutions
Managed Accounts (3)	$63.1		$56.1		12.5%
Fiduciary Services	43.1		39.1		10.2%
Custom Models	29.5		26.5		11.3%
Total	$135.7		$121.7		11.5%

Morningstar Investment Management
Morningstar Managed Portfolios	$45.6		$38.1		19.7%
Institutional Asset Management	16.0	(4)	53.0	(5)	(69.8)%
Asset Allocation Services	10.6		8.8		20.5%
Total	$72.2		$99.9	(6)	(27.7)%

Our employees (approximate)
Worldwide headcount	5,230	4,820		8.5%

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017		Change	2018	2017		Change
Key product and investment area revenue (7)
Morningstar Data (8)	$46.5	$41.5	(9)	12.0%	$137.6	$122.3	(9)	12.5%
Morningstar Direct	34.4	32.2		6.8%	102.5	92.0		11.4%
Morningstar Investment Management (10)	27.9	25.1	(9)	11.3%	83.9	74.1	(9)	13.1%
PitchBook Data	25.3	16.6		52.2%	70.0	44.8		56.2%
Morningstar Advisor Workstation	23.6	22.2		6.5%	68.2	64.8		5.2%
Workplace Solutions	19.1	18.4		3.9%	56.0	55.3		1.3%
Morningstar Credit Ratings	8.6	8.2		4.6%	24.6	20.2		22.0%

Revenue by Type (7)
License-based (11)	$196.7	$169.5	(9)	16.0%	$559.5	$492.9	(9)	13.5%
Asset-based (12)	50.5	46.2	(9)	9.3%	149.9	134.0	(9)	11.9%
Transaction-based (13)	14.1	14.2	(9)	(0.3)%	47.8	41.7	(9)	14.5%

Other Metrics
Average assets under management and advisement ($bil)	$205.5	$217.5		(5.5)%	$201.9	$209.9		(3.8)%
Number of new-issue ratings completed (14)	30	30		—%	86	57		50.9%
Asset value of new-issue ratings ($bil) (14)	$12.7	$8.6		47.7%	$39.5	$23.1		71.0%

(1) In prior periods, the company estimated traffic on Morningstar.com using a combination of internal tools and our third-party platform. The new website launched in the first quarter of 2018 now allows tracking of 100% of website traffic using a third-party platform. The company believes the current reporting is a more accurate representation of traffic, and this change in methodology is the primary driver of the difference in reported traffic numbers versus the first nine months of 2017.

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

(5) Revised to exclude Australia and South Africa assets, which are reflected in Morningstar Managed Portfolios.

(6) Excludes $1.4 billion of assets under advisement and management related to Manager Selection Services that was reclassified to Morningstar Data. The associated revenue is included in Morningstar Data.

(7) Key product and investment area revenue and revenue by type includes the effect of foreign currency translation.

(8) The adoption of Topic 606 favorably impacted revenue for the three and nine months ended September 30, 2018 by $0.4 million and $1.0 million, respectively.

(9) Restated from prior periods due to realignment of individual products within the product groups.

(10) The adoption of Topic 606 favorably impacted revenue for the three and nine months ended September 30, 2018 by $1.3 million and $3.8 million, respectively.

(11) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products. License-based revenue for the third quarter and first nine months of 2018 included a $10.5 million license fee related to an amended license agreement.

(12) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(13) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and Conferences.

(14) Includes commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, and corporate and financial institutions.

Three and Nine Months Ended September 30, 2018 vs. Three and Nine Months Ended September 30, 2017

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2018	2017	Change		2018	2017	Change
Revenue	$261.3	$229.9	13.6%		$757.2	$668.6	13.2%
Operating income	65.4	52.8	23.8%		166.5	127.2	30.9%
Operating margin	25.0%	23.0%	2.0	pp	22.0%	19.0%	3.0	pp

Cash provided by operating activities	$79.8	$62.5	27.7%		$209.5	$164.7	27.2%
Capital expenditures	(19.6)	(13.1)	49.6%		(55.2)	(46.4)	19.0%
Free cash flow	$60.2	$49.4	21.9%		$154.3	$118.3	30.4%
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

We present organic revenue and international organic revenue because we believe these non-GAAP measures help investors better compare period-over-period results.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow to evaluate our business.

Consolidated Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Consolidated revenue	$261.3	$229.9	13.6%	$757.2	$668.6	13.2%

In the third quarter of 2018, consolidated revenue increased 13.6% to $261.3 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by approximately $1.9 million.

Licensed-based revenue grew 16.0% during the third quarter of 2018. We experienced continued demand for license-based products, such as PitchBook Data, Morningstar Data, and Morningstar Direct. Revenue from PitchBook Data increased by $8.7 million due primarily to strong sales of new licenses and high renewal rates. Morningstar Data revenue also increased by $5.0 million, as result of adding new clients and expanding our relationships with existing clients by adding additional datasets primarily within our managed products and market data product lines. Revenue from Morningstar Direct rose $2.2 million, reflecting growth in licenses for both new and existing clients and certain price increases. During the third quarter of 2018, licensed-based revenue also included a $10.5 million license fee related to an amended license agreement.

Asset-based revenue increased by 9.3% during the third quarter of 2018, reflecting the 2.8 percentage point favorable impact of the adoption of Topic 606. See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements (Note 2) for additional information. Morningstar Managed Portfolios was the primary driver of the increase. This increase was partially offset by decreases in assets under management and advisement driven by our choice to focus on the scalable and higher margin Managed Portfolios offering, while shifting away from customized institutional asset management. The asset-based revenue we earn in both Morningstar Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $205.5 billion in the third quarter of 2018, compared to $217.5 billion in the third quarter of 2017.

Transaction-based revenue was flat during the third quarter of 2018. Revenue from Morningstar Credit Ratings increased $0.4 million, primarily due to growth in the asset value of new-issue ratings in structured finance securities. Ad sales on Morningstar.com also contributed to the growth during the third quarter of 2018. These increases were offset almost entirely by the discontinuation of the standalone ETF conference in order to combine the event with the flagship Morningstar Investment Conference that took place in the second quarter of 2018.

For the first nine months of 2018, consolidated revenue increased 13.2% to $757.2 million, compared to $668.6 million in the same period of 2017. Foreign currency movement had a positive effect in the first nine months of 2018, increasing revenue by approximately $6.5 million.

Licensed-based revenue grew 13.5% during the first nine months of 2018 driven by PitchBook Data, Morningstar Data, and Morningstar Direct. Revenue from PitchBook Data increased $25.2 million due primarily to strong sales of new licenses and high renewal rates. Morningstar Data revenue also increased $15.3 million due to the same factors listed above. Revenue from Morningstar Direct rose $10.5 million, reflecting growth in licenses for both new and existing clients and certain price increases. Licensed-based revenue for the first nine months of 2018 also included a $10.5 million license fee related to an amended license agreement.

Asset-based revenue increased 11.9% during the first nine months of 2018, primarily driven by Morningstar Managed Portfolios and Workplace Solutions. The adoption of Topic 606 favorably impacted asset-based revenue by 2.8 percentage points for the first nine months of 2018. See Note 2 for additional information. Morningstar Managed Portfolios increased $12.0 million, with assets under management and advisement growing 19.7% as of September 30, 2018 compared to the prior year period. This increase was partially offset by decreases in Institutional Asset Management assets under management and advisement. Average assets under management and advisement were approximately $201.9 billion in the first nine months of 2018, compared to $209.9 billion in the first nine months of 2017.

Transaction-based revenue grew 14.5% during the first nine months of 2018 driven by Morningstar Credit Ratings and ad sales on Morningstar.com. Morningstar Credit Ratings completed 86 new-issue ratings, primarily of structured finance securities, representing a 71.0% increase in asset value during the first nine months of 2018 compared to the first nine months of 2017.

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

The table below reconciles consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Consolidated revenue	$261.3	$229.9	13.6%	$757.2	$668.6	13.2%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	(0.6)	NMF	—	(5.4)	NMF
Less: adoption of accounting changes	(1.7)	—	NMF	(5.0)	—	NMF
Effect of foreign currency translations	1.9	—	NMF	(6.5)	—	NMF
Organic revenue	$261.5	$229.3	14.0%	$745.7	$663.2	12.4%
___________________________________________________________________________________________
NMF - not meaningful

In the third quarter of 2018, organic revenue increased 14.0%. Foreign currency translations had an unfavorable impact of $1.9 million on revenue. Our adoption of Topic 606 on January 1, 2018 also favorably impacted revenue by $1.7 million during the third quarter of 2018, primarily revenue from Institutional Asset Management and Morningstar Managed Portfolios. See Note 2 for additional information. Our third quarter of 2017 results included $0.6 million of revenue from our 15(c) board consulting services product line, which we divested in the first quarter of 2018, and that did not recur in the third quarter of 2018.

Organic revenue increased 12.4% for the first nine months of 2018. Foreign currency translation had a favorable effect of $6.5 million on revenue. Our first nine months of 2017 results included revenue of $5.4 million from our divestitures of HelloWallet and our 15(c) board consulting services product line, which did not recur in the first nine months of 2018. Our adoption of Topic 606 on January 1, 2018 also favorably impacted revenue by $5.0 million during the first nine months of 2018, primarily revenue from Institutional Asset Management and Morningstar Managed Portfolios. See Note 2 for additional information.

Organic revenue growth included a $10.5 million license fee related to an amended license agreement, which contributed 4.6 percentage points and 1.6 percentage points to organic revenue growth during the third quarter and first nine months of 2018, respectively.

Revenue by region

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
United States	$198.7	$171.8	15.7%	$566.0	$503.4	12.4%

United Kingdom	17.9	17.0	5.3%	54.6	47.5	14.9%
Continental Europe	20.1	18.2	10.4%	60.3	51.0	18.2%
Australia	9.9	8.8	12.5%	31.2	25.5	22.4%
Canada	7.4	7.5	(1.3)%	22.6	22.0	2.7%
Asia	5.9	5.3	11.3%	18.1	15.7	15.3%
Other	1.4	1.3	7.7%	4.4	3.5	25.7%
Total International	62.6	58.1	7.7%	191.2	165.2	15.7%

Consolidated revenue	$261.3	$229.9	13.6%	$757.2	$668.6	13.2%

International revenue comprised approximately 24% and 25% of our consolidated revenue for the first nine months of 2018 and 2017, respectively. About 61% is from Continental Europe and the United Kingdom, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations increased $4.5 million, or 7.7%, in the third quarter of 2018. For the first nine months of 2018, revenue from international operations increased $26.0 million, or 15.7%.

The table below presents a reconciliation from international revenue to international organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
International revenue	$62.6	$58.1	7.7%	$191.2	$165.2	15.7%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	—	—	—	—	—
Less: adoption of accounting changes	(1.6)	—	NMF	(4.8)	—	NMF
Effect of foreign currency translations	1.9	—	NMF	(6.5)	—	NMF
International organic revenue	$62.9	$58.1	8.3%	$179.9	$165.2	8.9%

International organic revenue increased 8.3%, mainly reflecting growth in Morningstar Data and Morningstar Direct during the third quarter of 2018. Our adoption of Topic 606 on January 1, 2018 also favorably impacted international revenue by $1.6 million during the third quarter of 2018, primarily revenue from Institutional Asset Management and Morningstar Managed Portfolios in Australia. See Note 2 for additional information.

During the first nine months of 2018, international organic revenue increased 8.9%. Morningstar Data, Morningstar Direct, and Morningstar Managed Portfolios were the main contributors to the organic international growth. Our adoption of Topic 606 on January 1, 2018 also favorably impacted international revenue by $4.8 million during the first nine months of 2018, primarily revenue from Institutional Asset Management and Morningstar Managed Portfolios in Australia. See Note 2 for additional information.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Cost of revenue	$100.0	$90.9	9.9%		$302.2	$283.2	6.7%
% of consolidated revenue	38.3%	39.5%	(1.2)	pp	39.9%	42.4%	(2.5)	pp
Sales and marketing	35.8	31.1	14.9%		113.7	100.2	13.4%
% of consolidated revenue	13.7%	13.6%	0.1	pp	15.0%	15.0%	—	pp
General and administrative	35.4	33.3	6.6%		103.6	93.2	11.2%
% of consolidated revenue	13.6%	14.5%	(0.9)	pp	13.7%	13.9%	(0.2)	pp
Depreciation and amortization	24.7	21.8	13.5%		71.2	64.8	9.9%
% of consolidated revenue	9.4%	9.5%	(0.1)	pp	9.4%	9.7%	(0.3)	pp
Total operating expense	$195.9	$177.1	10.6%		$590.7	$541.4	9.1%
% of consolidated revenue	75.0%	77.0%	(2.0)	pp	78.0%	81.0%	(3.0)	pp

Consolidated operating expense increased $18.8 million, or 10.6%, in the third quarter of 2018 and $49.3 million, or 9.1%, in the first nine months of 2018. Foreign currency translations had a favorable effect of $1.8 million and an unfavorable effect of $6.1 million on operating expense during the third quarter and first nine months of 2018, respectively.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $10.5 million in the third quarter of 2018 and $24.0 million in the first nine months of 2018. Salary expense increased by $3.3 million and $12.8 million, respectively, primarily driven by higher headcount at PitchBook. We accrued higher bonus expense of $6.0 million in the third quarter and $10.8 million in the first nine months of 2018 compared to the same periods in the prior year due to stronger performance against our internal targets.

Stock-based compensation expense increased $1.7 million in the third quarter and $7.4 million in the first nine months of 2018 due to stronger performance against our incentive plan targets. Accelerated vesting related to retirement or service provisions also contributed to the increase during the first nine months of 2018.

Depreciation expense increased $3.2 million in the third quarter and $8.8 million in the first nine months of 2018, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Production expense increased $1.3 million in the third quarter and $6.9 million in the first nine months of 2018, related primarily to our adoption of Topic 606. See Note 2 for additional information.

Offsetting these expenses in the third quarter and in the first nine months of 2018 was an increase in capitalized software development of $3.0 million and $5.6 million, respectively. Lower intangible amortization of $2.4 million also offset the increase in expenses noted above during the first nine months of 2018.

We had 5,230 employees worldwide as of September 30, 2018 compared to 4,820 as of September 30, 2017. This increase reflects continued investment in our key growth initiatives, including operations in India and PitchBook in the United States and Europe.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $9.1 million in the third quarter of 2018. Higher compensation expense of $7.1 million was the largest contributor to the increase with bonus expense increasing $4.0 million. Higher production expense also contributed to the unfavorable variance in this category and includes $1.7 million of expense related to our adoption of Topic 606. See Note 2 for additional information.

Higher internally developed capitalized software partially offset these increases. Continuous focus on development of our major software platforms, coupled with bringing new products and capabilities to market, resulted in an increase in capitalized software development, which in turn reduced operating expense. During the third quarter of 2018, we capitalized $14.0 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software, including PitchBook, Workplace Solutions and Morningstar Data. In comparison, we capitalized $11.0 million in the third quarter of 2017.

For the first nine months of 2018, cost of revenue increased $19.0 million. Higher compensation expense of $11.7 million was the largest contributor to the increase with bonus expense increasing $6.8 million. Production expense increased $6.9 million and includes $5.0 million of expense related to our adoption of Topic 606. Higher stock-based compensation expense also contributed to the increase in this category.

Higher amounts of internally developed capitalized software partially offset these increases. We capitalized $40.2 million associated with software development activities related to the same products and other capabilities mentioned above in the first nine months of 2018 compared to $34.6 million in the first nine months of 2017.

As a percentage of revenue, cost of revenue decreased 1.2 percentage points in the third quarter of 2018 and 2.5 percentage points in the first nine months of 2018.

Sales and marketing

Sales and marketing expense increased $4.7 million in the third quarter of 2018, mainly due to an increase of $3.8 million in compensation expense. Within compensation expense, bonus expense increased $1.7 million.

For the first nine months of 2018, sales and marketing expense increased $13.5 million, reflecting a $10.3 million increase in compensation expense and a $3.3 million increase in sales commission expense due to higher sales. Advertising and marketing spend decreased $1.7 million during the first nine months of 2018 due to a shift in strategy and mix of spend related to greater use of digital channels versus direct mail campaigns.

As a percentage of revenue, sales and marketing expense increased 0.1 percentage points in the third quarter of 2018 and was unchanged in the first nine months of 2018.

General and administrative

General and administrative expense increased $2.1 million during the third quarter of 2018. Stock-based compensation increased $0.8 million due to higher accruals for incentive plans. We also recorded $0.6 million of expense during the third quarter as a result of vacating office space prior to the lease termination date. Software subscriptions increased $0.6 million and professional fees expense increased $0.4 million during the third quarter of 2018.

For the first nine months of 2018, general and administrative expense increased $10.4 million. Stock-based compensation increased $4.6 million due to accelerated vesting related to retirement or service provisions. Compensation expense increased $2.0 million during the first nine months of 2018. Software subscriptions increased $1.9 million and rent expense also increased $1.1 million during the first nine months of 2018.

As a percentage of revenue, general and administrative expense decreased 0.9 percentage points in the third quarter of 2018 and 0.2 percentage points in the first nine months of 2018.

Depreciation and amortization

Depreciation expense increased $3.2 million in the third quarter of 2018, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense decreased $0.3 million.

For the first nine months of 2018, depreciation expense increased $8.8 million, largely driven by capitalized software development incurred over the past several years. Intangible amortization expense decreased $2.4 million as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $4.9 million for the remainder of 2018. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

As a percentage of revenue, depreciation and amortization expense decreased 0.1 percentage points in the third quarter of 2018 and 0.3 percentage points in the first nine months of 2018.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2018	2017	Change		2018	2017	Change
Operating income	$65.4	$52.8	23.8%		$166.5	$127.2	30.9%
% of revenue	25.0%	23.0%	2.0	pp	22.0%	19.0%	3.0	pp

Consolidated operating income increased $12.6 million in the third quarter of 2018, as revenue increased $31.4 million and operating expense increased $18.8 million. Operating margin was 25.0%, up 2.0 percentage points compared to the third quarter of 2017.

Consolidated operating income increased $39.3 million in the first nine months of 2018 as revenue increased $88.6 million and operating expense increased $49.3 million. Operating margin was 22.0%, up 3.0 percentage points compared to the first nine months of 2017.

For the third quarter and first nine months of 2018, the $10.5 million license fee related to an amended license agreement positively impacted operating income growth by 19.9 percentage points and 8.3 percentage points, respectively, and operating margin by 3.1 percentage points and 1.1 percentage points, respectively. This recognition of revenue was not accompanied by a commensurate increase in operating expense.

Non-Operating Income (Expense), Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense), net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Interest income	$0.6	$0.4	$1.7	$1.3
Interest expense	(0.8)	(1.3)	(2.9)	(3.9)
Gain on sale of investments, net	0.3	0.3	0.9	1.1
Gain on sale of business	—	—	—	17.5
Gain on sale of product line	—	—	10.5	—
Gain on sale of equity investments	5.6	—	5.6	—
Other income (expense)	1.6	(1.4)	2.2	(4.0)
Non-operating income (expense), net	$7.3	$(2.0)	$18.0	$12.0

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility. Gain on sale of business relates to our sale of HelloWallet in the second quarter of 2017. Gain on sale of product line relates to the sale of our 15(c) board consulting services product line in the first quarter of 2018.

During the third quarter of 2018 and first nine months of 2018, gain on sale of equity investments relates to the sale of a portion of our equity ownership interest in Morningstar Japan K.K. (MJKK).

Other income (expense) primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Equity in net income (loss) of unconsolidated entities	$0.3	$—	$(1.6)	$(1.0)

Equity in net income (loss) of unconsolidated entities primarily reflects income from MJKK offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Income before income taxes and equity in net income (loss) of unconsolidated entities	$72.7	$50.8	$184.5	$139.2
Equity in net income (loss) of unconsolidated entities	0.3	—	(1.6)	(1.0)
Total	$73.0	$50.8	$182.9	$138.2
Income tax expense	$16.1	$16.9	$42.3	$40.2
Effective tax rate	22.1%	33.3%	23.1%	29.1%

Our effective tax rate in the third quarter and first nine months of 2018 was 22.1% and 23.1%, respectively, which resulted in respective decreases of 11.2 and 6.0 percentage points compared with the same periods in the prior year. Our effective tax rate in the third quarter and the first nine months of 2018 reflects the U.S. federal statutory income tax rate change from 35% to 21% and other provisions of the Tax Reform Act enacted in December 2017. Our effective tax rate for the first nine months of 2017, compared to the first nine months of 2018, also reflects a book gain of $17.5 million on the sale of HelloWallet in the second quarter of 2017 that was not a gain for tax purposes.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents, and investments of $366.7 million, an increase of $13.4 million compared with $353.3 million as of December 31, 2017. The increase reflects cash provided by operating activities and proceeds of $10.5 million related to the sale of our 15(c) board consulting services product line in the first quarter of 2018, partially offset by $90.0 million of repayments of long-term debt, $55.2 million of capital expenditures, dividends paid of $31.9 million, and $11.5 million for employee taxes paid from withholding of restricted stock units. We also used $10.8 million to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2017, but settled and paid in January 2018.

Cash provided by operating activities is our main source of cash. In the first nine months of 2018, cash provided by operating activities was $209.5 million, reflecting $227.0 million of net income, adjusted for non-cash items, and offset by $17.5 million in negative changes from our net operating assets and liabilities, which included bonus payments of $54.7 million.

We are party to a credit agreement that provides us with a three-year credit facility with a borrowing capacity of up to $300.0 million expiring in November 2019. We had an outstanding principal balance of $90.0 million as of September 30, 2018, leaving borrowing availability of $210.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2018.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest a portion of our investment balance (approximately $24.9 million, or 57% of our total investments balance as of September 30, 2018) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 75% of our cash, cash equivalents, and investments balance as of September 30, 2018 was held by our operations outside the United States, up from approximately 69% as of December 31, 2017.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In October 2018, our board of directors approved a regular quarterly dividend of $0.25 per share payable on October 31, 2018 to shareholders of record as of October 17, 2018. We will pay a quarterly dividend of approximately $10.7 million on October 31, 2018.

In December 2017, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first nine months of 2018, we repurchased a total of 109,289 shares for $10.5 million and had approximately $489.5 million available for future repurchases as of September 30, 2018.

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

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cash provided by operating activities	$79.8	$62.5	27.7%	$209.5	$164.7	27.2%
Capital expenditures	(19.6)	(13.1)	49.6%	(55.2)	(46.4)	19.0%
Free cash flow	$60.2	$49.4	21.9%	$154.3	$118.3	30.4%

We generated free cash flow of $60.2 million in the third quarter of 2018, an increase of $10.8 million compared with the third quarter of 2017. The change reflects a $17.3 million increase in cash provided by operating activities as well as a $6.5 million increase in capital expenditures.

In the first nine months of 2018, we generated free cash flow of $154.3 million, an increase of $36.0 million compared with free cash flow of $118.3 million in the same period of 2017. The increase reflects a $44.8 million increase in cash provided by operating activities as well as a $8.8 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2018:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2018	Projected Beneficial Ownership (1)
Gail Landis Director	7/31/2018	10/29/2019	2,000	Shares to be sold under the plan if the stock reaches a specified price	__	2,840
Bill Lyons Director	5/14/2018	8/15/2019	2,500	Shares to be sold under the plan if the stock reaches specified prices	1,875	21,681
Joe Mansueto Executive Chairman	3/20/2018	4/30/2019	1,600,000	Shares to be sold over the course of the plan subject to price limitations	800,000	22,606,846

During the third quarter of 2018, the previously disclosed Rule 10b5-1 sales plan for Bevin Desmond completed in accordance with its terms.
______________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2018, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2018 and restricted stock units that will vest by November 29, 2018. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2018. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2018, our cash, cash equivalents, and investments balance was $366.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $0.9 million impact on our interest expense, based on our current outstanding principal balance and LIBOR rates around September 30, 2018.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2018:

	Three months ended September 30, 2018
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2018	1.1608	1.3034	0.7225	—

Percentage of revenue	5.1%	7.2%	4.1%	8.9%
Percentage of operating income (loss)	11.7%	0.9%	3.3%	(5.7)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(4.9)	$(7.2)	$(4.3)	$(7.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(2.4)	$(0.2)	$(0.8)	$2.6

The table below shows our net investment exposure to foreign currencies as of September 30, 2018:

	As of September 30, 2018
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$120.5	$132.3	$82.4	$191.0
Liabilities	63.6	18.6	55.4	63.8
Net currency position	$56.9	$113.7	$27.0	$127.2

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.7)	$(11.4)	$(2.7)	$(12.7)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2018:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2018 - July 31, 2018	—	$—	—	$489,482,623
August 1, 2018 - August 31, 2018	—	—	—	$489,482,623
September 1, 2018 - September 30, 2018	—	—	—	$489,482,623
Total	—	$—	—

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on October 26, 2018 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 26, 2018	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer