Form 10-Q
period 2019-03-31
Morningstar, Inc.
filed 2019-04-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 000-51280

MORNINGSTAR, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois	36-3297908
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

22 West Washington Street
Chicago, Illinois	60602
(Address of Principal Executive Offices)	(Zip Code)
  (312) 696-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	MORN	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2019, there were 42,655,713 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
(in millions, except share and per share amounts)	2019	2018

Revenue	$258.9	$243.5

Operating expense:
Cost of revenue	105.1	102.4
Sales and marketing	40.0	38.5
General and administrative	40.8	32.2
Depreciation and amortization	23.5	22.9
Total operating expense	209.4	196.0

Operating income	49.5	47.5

Non-operating income (expense), net:
Interest expense, net	(0.7)	(0.3)
Gain on sale of investments, reclassified from other comprehensive income	0.6	0.5
Gain on sale of product line	—	10.5
Other expense, net	(3.2)	(1.4)
Non-operating income (expense), net	(3.3)	9.3

Income before income taxes and equity in net loss of unconsolidated entities	46.2	56.8

Equity in net loss of unconsolidated entities	(1.5)	(1.5)

Income tax expense	11.5	13.4

Consolidated net income	$33.2	$41.9

Net income per share:
Basic	$0.78	$0.99
Diluted	$0.77	$0.98

Dividends per common share:
Dividends declared per common share	$0.28	$0.25
Dividends paid per common share	$0.28	$0.25

Weighted average shares outstanding:
Basic	42.6	42.5
Diluted	43.0	42.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2019	2018

Consolidated net income	$33.2	$41.9

Other comprehensive income:
Foreign currency translation adjustment	3.4	7.5
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains arising during period	1.9	—
Reclassification gains included in net income	(0.5)	(0.4)
Other comprehensive income	4.8	7.1

Comprehensive income	$38.0	$49.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2019 (unaudited)	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$349.1	$369.3
Investments	29.5	26.6
Accounts receivable, less allowance of $3.4 and $4.0, respectively	173.8	172.2
Income tax receivable	—	1.8
Deferred commissions	16.1	14.8
Other current assets	18.0	16.9
Total current assets	586.5	601.6
Goodwill	557.3	556.7
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $370.2 and $351.7, respectively	142.7	143.5
Operating lease assets	118.8	—
Intangible assets, net	68.8	73.9
Investments in unconsolidated entities	61.9	63.1
Deferred commissions, non-current	9.8	10.3
Other assets	5.8	4.7
Total assets	$1,551.6	$1,453.8

Liabilities and equity
Current liabilities:
Deferred revenue	$233.0	$195.8
Accrued compensation	55.7	109.5
Accounts payable and accrued liabilities	46.5	54.4
Operating lease liabilities	29.1	—
Other current liabilities	8.5	3.1
Total current liabilities	372.8	362.8
Operating lease liabilities, non-current	116.7	—
Accrued compensation	12.3	11.8
Deferred tax liability, net	22.1	22.2
Long-term debt	30.0	70.0
Deferred revenue, non-current	14.9	14.2
Other long-term liabilities	14.6	38.1
Total liabilities	583.4	519.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,655,713 and 42,624,118 shares were outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Treasury stock at cost, 10,858,607 and 10,816,672 shares as of March 31, 2019 and December 31, 2018, respectively	(731.4)	(726.8)
Additional paid-in capital	633.7	621.7
Retained earnings	1,136.1	1,114.8
Accumulated other comprehensive loss:
Currency translation adjustment	(71.1)	(74.5)
Unrealized gain (loss) on available-for-sale investments	0.9	(0.5)
Total accumulated other comprehensive loss	(70.2)	(75.0)
Total equity	968.2	934.7
Total liabilities and equity	$1,551.6	$1,453.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2019 and 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	$—	$(731.4)	$633.7	$1,136.1	$(70.2)	$968.2

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0		17.0
Net income		—	—	—	41.9	—	41.9
Other comprehensive income:
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	7.5	7.5
Other comprehensive income, net		—	—	—	—	7.1	7.1
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	79,050	—	—	(4.1)	—	—	(4.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.4	—	—	4.4
Stock-based compensation		—	—	6.6	—	—	6.6
Common shares repurchased	(92,529)	—	(8.9)	—	—	—	(8.9)
Dividends declared ($0.25 per share)		—	—	—	(10.6)	—	(10.6)
Balance as of March 31, 2018	42,534,228	$—	$(717.1)	$607.9	$1,007.0	$(39.5)	$858.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2019	2018

Operating activities
Consolidated net income	$33.2	$41.9
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	23.5	22.9
Deferred income taxes	(0.4)	5.7
Stock-based compensation expense	10.0	6.6
Provision for bad debt	0.5	0.8
Equity in net loss of unconsolidated entities	1.5	1.5
Gain on sale of product line	—	(10.5)
Other, net	3.2	0.9
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	(9.8)
Deferred commissions	0.8	21.6
Accounts payable and accrued liabilities	(3.5)	—
Accrued compensation	(48.6)	(65.3)
Income taxes, current	8.5	8.7
Deferred revenue	37.9	33.1
Other assets and liabilities	(5.6)	1.8
Cash provided by operating activities	59.0	59.9

Investing activities
Purchases of investments	(8.9)	(7.8)
Proceeds from maturities and sales of investments	8.9	7.7
Capital expenditures	(18.7)	(17.6)
Proceeds from sale of a product line	—	10.5
Purchases of equity investments	(1.1)	(0.1)
Other, net	0.3	—
Cash used for investing activities	(19.5)	(7.3)

Financing activities
Common shares repurchased	(4.9)	(8.9)
Dividends paid	(11.9)	(10.6)
Repayment of long-term debt	(40.0)	(30.0)
Employee taxes paid from withholding of restricted stock units	(4.6)	(4.1)
Other, net	0.7	(0.5)
Cash used for financing activities	(60.7)	(54.1)

Effect of exchange rate changes on cash and cash equivalents	1.0	4.3
Net increase (decrease) in cash and cash equivalents	(20.2)	2.8
Cash and cash equivalents—beginning of period	369.3	308.2
Cash and cash equivalents—end of period	$349.1	$311.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.4	$4.8
Cash paid for interest	$1.1	$0.8
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$2.0	$(0.9)

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

Significant changes to our accounting policies as a result of adopting ASU 2016-02, Leases, are discussed below. We discuss our other significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

Leases: On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Expenses are recognized in the consolidated statement of income in a manner similar to previous accounting guidance. Topic 842 originally required the use of a modified retrospective approach upon adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements, which allows an additional transition method to adopt the new lease standard at the adoption date instead of the beginning of the earliest period presented. We elected this transition method at the adoption date of January 1, 2019.

We also chose to elect the following practical expedients upon adoption: not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separately identify lease and nonlease components (i.e. maintenance costs) except for real estate leases. Additionally, we elected the short-term lease exemption, and are only applying the requirements of Topic 842 to long-term leases (leases greater than 1 year).

The adoption of Topic 842 resulted in the presentation of $118.8 million of operating lease assets and $145.8 million of operating lease liabilities on the consolidated balance sheet as of March 31, 2019. At implementation, we also reclassified $27.9 million in deferred rent liabilities related to these leases reducing the recognized operating lease assets. The new standard did not have a material impact on the statement of income. See Note 9 for additional information.

Income Statement-Reporting Comprehensive Income: On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard became effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We did not elect to reclassify any stranded tax effects from accumulated other comprehensive income (loss) to retained earnings. The adoption did not have an impact on our consolidated financial statements and related disclosures.

Compensation—Stock Compensation: On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new standard, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term can be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard became effective for us on January 1, 2019 and will be applied to all new awards granted after the date of adoption. The adoption did not have an impact on our consolidated financial statements and related disclosures.

Codification Improvements to Investments - Debt and Equity Securities: On July 17, 2018, the FASB issued ASU No. 2018-09, Codification Improvements, which modifies the disclosure requirements on debt and equity securities related to ASC 320, Investments - Debt and Equity Securities. ASU No. 2018-09 removes the requirement for these disclosures when an entity provides summarized interim financial information. The new standard became effective for us on January 1, 2019. The adoption did not have an impact on our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The new standard is effective for us on January 1, 2020. We are currently evaluating the impact of adopting ASU No. 2018-13 on our consolidated financial statements and related disclosures.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2019.

Our outstanding principal balance was $30.0 million at a one-month LIBOR interest rate plus 100 basis points as of March 31, 2019, leaving borrowing availability of $270.0 million.

4. Goodwill and Other Intangible Assets

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2018 to March 31, 2019:

(in millions)
Balance as of December 31, 2018	$556.7
Foreign currency translation	0.6
Balance as of March 31, 2019	$557.3

We did not record any impairment losses in the first three months of 2019 and 2018. We perform our annual impairment reviews in the fourth quarter and when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2019				As of December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$30.9	$(29.5)	$1.4	9	$30.8	$(29.2)	$1.6	9
Customer-related assets	153.5	(113.9)	39.6	12	153.0	(111.7)	41.3	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	127.1	(99.7)	27.4	7	126.9	(96.3)	30.6	7
Non-competition agreements	2.4	(2.1)	0.3	5	2.4	(2.1)	0.3	5
Total intangible assets	$314.1	$(245.3)	$68.8	10	$313.3	$(239.4)	$73.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2019	2018
Amortization expense	$4.9	$5.3

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2019 and subsequent years as follows:

(in millions)
Remainder of 2019 (from April 1 through December 31)	$14.3
2020	16.2
2021	12.8
2022	5.0
2023	4.9
Thereafter	15.6

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except share and per share amounts)	2019	2018
Basic net income per share:
Consolidated net income	$33.2	$41.9

Weighted average common shares outstanding	42.6	42.5

Basic net income per share	$0.78	$0.99

Diluted net income per share:
Consolidated net income	$33.2	$41.9

Weighted average common shares outstanding	42.6	42.5
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.4
Weighted average common shares outstanding for computing diluted income per share	43.0	42.9

Diluted net income per share	$0.77	$0.98

The number of weighted average restricted stock units, performance share awards, and market stock units excluded from our calculation of diluted earnings per share, as their inclusion would have been anti-dilutive, was immaterial during the periods presented.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2019	2018
License-based	$195.5	$178.6
Asset-based	48.8	50.7
Transaction-based	14.6	14.2
Consolidated revenue	$258.9	$243.5

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue is sourced from Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook Data, and other similar products.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 12 to 36 months. The asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions of estimates of earned asset-based fees are needed for the current quarter. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue includes Morningstar Credit Ratings, Internet Advertising Sales, and Conferences. Morningstar Credit Ratings may include surveillance services, which are recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance for the three months ended March 31, 2019 had a net increase of $37.9 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $103.3 million of revenue in the three-month period ended March 31, 2019 that was included in the contract liabilities balance as of December 31, 2018.

We expect to recognize revenue related to our contract liabilities for the remainder of 2019 and subsequent years as follows:

(in millions)	As of March 31, 2019
Remainder of 2019 (from April 1 through December 31)	$357.4
2020	122.6
2021	39.1
2022	11.9
2023	5.8
Thereafter	46.7
$583.5

The aggregate amount of revenue we expect to recognize for the remainder of 2019 and subsequent years is higher than our contract liability balance of $247.9 million as of March 31, 2019. The difference represents the value of performance obligations for signed contracts where we have not yet begun to satisfy the performance obligations, partially satisfied performance obligations, or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of March 31, 2019. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For licensed-based contracts, the consideration received for services performed is based on future user count, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by the number of user licenses. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant movements in the market. For transaction-based contracts such as Internet advertising, the consideration received for services performed is based on the number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of March 31, 2019. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and the Morningstar conference, the related performance obligations are expected to be satisfied within the next twelve months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first three months of 2019.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2019	As of December 31, 2018
Accounts receivable, less allowance	$173.8	$172.2
Deferred commissions	16.1	14.8
Deferred commissions, non-current	9.8	10.3
Total contract assets	$199.7	$197.3

The following table shows the change in our deferred commissions balance from December 31, 2018 to March 31, 2019:

(in millions)
Balance as of December 31, 2018	$25.1
Commissions earned and capitalized	5.6
Amortization of capitalized amounts	(4.8)
Balance as of March 31, 2019	$25.9

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended March 31,
(in millions)	2019	2018
United States	$195.1	$179.5

United Kingdom	18.1	18.3
Continental Europe	20.4	19.9
Australia	9.5	10.5
Canada	7.9	7.7
Asia	6.3	6.1
Other	1.6	1.5
Total International	63.8	64.0

Consolidated revenue	$258.9	$243.5

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of March 31, 2019	As of December 31, 2018
United States	$125.6	$126.4

United Kingdom	3.7	3.8
Continental Europe	1.3	1.3
Australia	4.8	5.0
Canada	0.3	0.3
Asia	6.7	6.5
Other	0.3	0.2
Total International	17.1	17.1

Consolidated property, equipment, and capitalized software, net	$142.7	$143.5

Operating lease assets by geographical area

(in millions)	As of March 31, 2019	As of December 31, 2018
United States	$68.7	$—

United Kingdom	7.0	—
Continental Europe	5.5	—
Australia	6.1	—
Canada	2.7	—
Asia	28.7	—
Other	0.1	—
Total International	50.1	—

Consolidated operating lease assets	$118.8	$—

The long-lived asset by geographical area does not include deferred commissions, non-current as the balance is not significant.

8. Fair Value Measurements

As of March 31, 2019 and December 31, 2018, our investment balances totaled $29.5 million and $26.6 million , respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

9. Leases

We lease office space and certain equipment under various operating and finance leases, with the majority of our lease portfolio consisting of operating leases for office space.

We determine whether an arrangement is or includes an embedded lease at contract inception. Operating lease assets and lease liabilities are recognized at commencement date and initially measured based on the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, we also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

A contract is or contains an embedded lease if the contract meets all of the below criteria:

•	There is an identified asset.

•	We obtain substantially all of the economic benefits of the asset.

•	We have the right to direct the use of the asset.

For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease. However, as most of our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate, which is a collateralized rate. To apply the incremental borrowing rate, we used a portfolio approach and grouped leases based on similar lease terms in a manner whereby the company reasonably expects that the application does not differ materially from a lease-by-lease approach.

Our leases have remaining lease terms of approximately 1 year to 10 years, which may include the option to extend the lease when it is reasonably certain the company will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The following table summarizes our operating assets and lease liabilities:

Leases (in millions)	Balance Sheet Classification	As of March 31, 2019
Assets
Operating	Operating lease assets	$118.8

Liabilities
Current
Operating	Operating lease liabilities	$29.1
Non-current
Operating	Operating lease liabilities, non-current	116.7
Total lease liabilities		$145.8

Our operating lease expense for the three months ended March 31, 2019 was $7.9 million. Charges related to our operating leases that are variable and therefore not included in the measurement of the lease liabilities were $2.6 million for the three months ended March 31, 2019. We made lease payments of $6.2 million during the three months ended March 31, 2019.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2019 (April 1 through December 31)	$25.3
2020	35.1
2021	31.2
2022	19.0
2023	15.1
Thereafter	39.4
Total lease payments	165.1
Adjustment for discount to present value	19.3
Total	$145.8

As of March 31, 2019, we had $26.2 million of operating leases included in the table above, primarily for office space, that have not yet commenced. These leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 3 to 10 years.

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2019
Weighted-average remaining lease term (in years)	5.84

Weighted-average discount rate	3.96%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2019	2018
Cost of revenue	$3.1	$2.7
Sales and marketing	1.4	0.8
General and administrative	5.5	3.1
Total stock-based compensation expense	$10.0	$6.6

As of March 31, 2019, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $52.0 million, which we expect to recognize over a weighted average period of 24 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31,
(in millions)	2019	2018
Income before income taxes and equity in net loss of unconsolidated entities	$46.2	$56.8
Equity in net loss of unconsolidated entities	(1.5)	(1.5)
Total	$44.7	$55.3
Income tax expense	$11.5	$13.4
Effective tax rate	25.7%	24.2%

Our effective tax rate in the first quarter of 2019 was 25.7%, an increase of 1.5 percentage points compared with the same period in the prior year. The increase was primarily attributable to higher tax rates in foreign jurisdictions.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2019 and December 31, 2018, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2019	As of December 31, 2018
Gross unrecognized tax benefits	$13.5	$13.1
Gross unrecognized tax benefits that would affect income tax expense	$13.5	$13.1
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.0	$12.6

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2019	As of December 31, 2018
Current liability	$6.7	$6.6
Non-current liability	7.5	7.1
Total liability for unrecognized tax benefits	$14.2	$13.7

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of our current audits will conclude in 2019. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 57% of our cash, cash equivalents, and investments balance as of March 31, 2019 was held by our operations outside of the United States. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

12. Contingencies

Data Audits and Reviews
In our global data business, we include in our products or directly redistribute to our customers data and information licensed from third-party vendors. Our compliance with the terms of these licenses is subject to audit by the third-party vendors, and we also regularly review our compliance with the terms of the licenses. We are undergoing several such third-party vendor audits and internal reviews, and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a variety of factors, including lack of available information and data, the unique nature of each audit and internal review, as well as potential variations of the audit or internal review findings, we are not able to reasonably estimate a possible loss, or range of losses, for some matters. While we cannot predict the outcomes, we do not believe the results of any audits will have a material adverse effect on our business, operating results, or financial position.

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

13. Share Repurchase Program

In December 2017, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock effective January 1, 2018. The authorization expires on December 31, 2020. We may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2019, we had repurchased a total of 244,180 shares for $25.6 million under this authorization, leaving approximately $474.4 million available for future repurchases.

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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2018 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar” refer to a comparison with the same period in the previous year unless otherwise stated.

Understanding our Company

Our Business

Our mission is to empower investor success. The investing ecosystem is complex and navigating it with confidence requires a trusted, independent voice. Our perspective is delivered to institutions, advisors, and individuals with a single-minded purpose: to empower every investor with the conviction that he or she can make better-informed decisions and realize success on his or her own terms.

We deliver insights and experiences to clients that are essential to investing. Proprietary data sets, meaningful analytics, independent research and effective investment strategies are at the core of the powerful digital solutions that investors across client segments rely on. We generate revenue through products and services in three major categories:

•	Subscriptions and license agreements, which typically generate recurring revenue;

•	Asset-based fees for our investment management business; and

•	Transaction-based revenue for products that involve primarily one-time, non-recurring revenue.

Industry Trends

Global equity markets staged a significant rebound in the first quarter, reversing the steep U.S.-led fourth quarter sell-off, as major central banks backed away from pursuing tighter monetary policy. The Morningstar Global Markets Index, which contains stocks from 47 developed and emerging markets, increased 12.3%, largely driven by the U.S. The Morningstar U.S. Market Index advanced 14.1% in the first quarter, representing its strongest quarterly rise since the financial crisis, while the Global Ex-U.S. Index rose nearly 10.3%. Morningstar’s Developed Markets Ex-U.S. Index returned approximately 10.6% in the first quarter of 2019, and the Emerging Markets Index finished the same period up 9.4%.

U.S. fund assets, comprised of both long-term open-end and exchange-traded funds (ETFs), totaled $18.8 trillion as of March 31, 2019, compared with $18.2 trillion as of March 31, 2018. The U.S. ETF industry benefited from strong market appreciation and investor inflows, ending the first quarter of 2019 with $3.8 trillion in assets under management, up from $3.5 trillion at the end of March 2018. Assets in U.S. long-term open-end funds also increased to $15.0 trillion as of March 31, 2019 from $14.7 trillion as of March 31, 2018. In the first quarter of 2019, investors continued to favor lower-cost, passively managed vehicles, as passively managed funds, including open-end funds and ETFs, attracted $118.2 billion of inflows over the three-month period compared with about $17.9 billion of inflows for actively managed funds. Morningstar estimates that investors added $53.8 billion to passively managed ETFs during the first quarter of 2019, while passively managed long-term open-end funds collected approximately $80.7 billion of inflows.

The combination of declining interest rates and tightening credit spreads drove fixed-income markets higher across the board in the first quarter. Morningstar's Core Bond Index (our broadest measure of the fixed-income universe) rose 3.0% in the first quarter. The Morningstar U.S. Government Bond Index increased 2.2% and the Morningstar Corporate Bond Index (our proxy for the investment-grade bond market) recovered a significant amount of the credit spread widening that occurred late last year, lifting the index 5.1% in the quarter. As investors sought out higher returns and were willing to undertake greater risk, the emerging-markets fixed-income indexes were among the best-performing fixed-income asset classes, with the Morningstar Emerging Market Composite Bond Index rising 5.7% in the quarter.

U.S. venture capital (VC) activity remained strong in the first quarter of 2019, while activity slowed in private equity (PE). Heightened investment capacity continued to drive robust VC deal making, and several high-profile VC-backed exits pushed up the aggregate exit value for this asset class. Conversely, PE saw dips in both deal making and exits driven by volatility in public equity and fixed-income markets in the fourth quarter of 2018. On a combined basis, more than $150 billion was deployed in U.S. PE and VC markets in the first quarter, reflecting a 38% decline from the fourth quarter of 2018. Exit value was lower at $87.8 billion, down 35% compared to the prior quarter. The decline was solely due to a drop in PE exit value of over 50%, while VC exit value rose as a result of large exits from companies, such as Lyft and Qualtrics. Additionally, with several multi-billion-dollar VC-backed companies taking steps to go public, including Uber and Airbnb, and financial markets showing relatively more stability through the end of the first quarter, the severity of the decline in deals and exits may lessen as the year continues. Finally, fundraising activity held steady in PE and VC, where over $55 billion was raised across 66 funds as limited partner interest and capital investment continues in the private markets.

More broadly, advances in technology and investor demand for more transparency continue to support a path toward the financial industry’s adoption of solutions designed to better serve the best interest of investors. However, this trend has slowed following the demise of the U.S. Department of Labor's fiduciary rule and amidst ongoing uncertainty about the scope of other potential regulatory changes, such as the SEC’s proposed “Regulation Best Interest.” This change has given renewed life to nontransparent fee structures, industry resistance to financial product open architecture platforms, and fintech investment based on industry inefficiencies rather than consumer needs.

While the U.S. remains among the leaders focused on successful investor outcomes, the pace of change in markets, such as the U.K., Australia, and India, has recently become more significant. Implementation of the Markets in Financial Instruments Directive (MiFID) II legislation is affecting changes to the historically opaque model of soft-dollar payments for equity research. Regardless of the regulatory environment, we believe that greater emphasis on serving investors’ interests and lowering fees is a fundamental change to the industry that will continue.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	Three months ended March 31,
	2019	2018		Change
Revenue by Type (1)
License-based (2)	$195.5	$178.6		9.5%
Asset-based (3)	48.8	50.7		(3.7)%
Transaction-based (4)	14.6	14.2		2.8%

Key product area revenue (1)
Morningstar Data	$47.7	$45.1		5.8%
Morningstar Direct	36.3	33.9		7.1%
PitchBook	32.3	20.9		54.5%
Morningstar Investment Management	26.7	28.5		(6.3)%
Morningstar Advisor Workstation	22.4	22.1		1.4%
Workplace Solutions	18.5	19.0		(2.6)%
Morningstar Credit Ratings	9.5	7.5		26.7%

	As of March 31,
	2019	2018		Change
Select business metrics
Morningstar Direct licenses	15,401	14,111		9.1%
PitchBook Platform licenses	24,655	15,488		59.2%
Advisor Workstation clients (U.S.)	171	180		(5.0)%
Morningstar.com Premium Membership subscriptions (U.S.)	113,408	119,018		(4.7)%

Assets under management and advisement (approximate)
Workplace Solutions
Managed Accounts	$64.9	$58.5		10.9%
Fiduciary Services	45.3	43.2		4.9%
Custom Models	33.0	29.1		13.4%
Workplace Solutions (total)	$143.2	$130.8		9.5%
Investment Management
Morningstar Managed Portfolios	$44.3	$43.8		1.1%
Institutional Asset Management	16.1	17.1	(5)	(5.8)%
Asset Allocation Services	6.7	6.1	(5)	9.8%
Investment Management (total)	$67.1	$67.0		0.1%

Asset value linked to Morningstar Indexes	54.4	35.0		55.4%

	Three months ended March 31,
	2019	2018		Change
Average assets under management and advisement ($bil)	$201.7	$196.1		2.9%
Asset value of new-issue ratings ($bil)	$16.3	$11.7		39.3%
Number of new-issue ratings completed	50	24		108.3%

(1) Key product area revenue and revenue by type includes the effect of foreign currency translation.

(2) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, Morningstar Research, PitchBook, and other similar products.

(3) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(4) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and conferences.

(5) For comparative purposes, balances were restated from prior periods due to realignment of individual products within the product groups.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2019	2018	Change
Consolidated revenue	$258.9	$243.5	6.3%
Operating income	49.5	47.5	4.2%
Operating margin	19.1%	19.5%	(0.4)	pp

Cash provided by operating activities	$59.0	$59.9	(1.5)%
Capital expenditures	(18.7)	(17.6)	6.3%
Free cash flow	$40.3	$42.3	(4.7)%
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

Consolidated Revenue

	Three months ended March 31,
(in millions)	2019	2018	Change
Consolidated revenue	$258.9	$243.5	6.3%

In the first quarter of 2019, consolidated revenue increased 6.3% to $258.9 million. Foreign currency movements had a negative impact in the quarter, reducing revenue by approximately $4.7 million.

Licensed-based revenue grew 9.5% during the first quarter of 2019, driven by strong demand for PitchBook, Morningstar Data, and Morningstar Direct. Revenue from PitchBook increased by $11.4 million due primarily to strong sales of new licenses and high renewal rates. Morningstar Data revenue also increased by $2.6 million, as a result of adding new clients and expanding our relationships with existing clients by adding additional datasets primarily within our managed products and market data product lines. Revenue from Morningstar Direct rose $2.4 million, reflecting growth in licenses for both new and existing clients and certain price increases.

Asset-based revenue decreased by 3.7% during the first quarter of 2019. Although equity markets rallied this quarter, average assets under management were relatively flat compared with the prior year. Additionally, advisors continue to favor lower-fee strategies. Net flows were also slower to recover after the market decline in the fourth quarter of 2018, consistent with broader industry trends. In Workplace Solutions, the impact of market gains was not fully realized this quarter due to the timing lag of client reporting and related revenue recognition. Partially offsetting the year-over-year decrease, Morningstar Indexes demonstrated positive performance in the first quarter of 2019 with an additional $19.4 billion of asset-value linked to indexes.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $201.7 billion in the first quarter of 2019, compared to $196.1 billion in the first quarter of 2018.

Transaction-based revenue increased 2.8% during the first quarter of 2019, driven by positive performance in Morningstar Credit Ratings. Revenue from Morningstar Credit Ratings increased $2.0 million, primarily due to growth in the asset value of new-issue ratings in structured finance securities. A decline in advertising sales largely offset this increase, as market volatility at the end of 2018 and beginning of 2019 affected client marketing spend in the first quarter.

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

The table below reconciles consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2019	2018	Change
Consolidated revenue	$258.9	$243.5	6.3%
Less: acquisitions	—	—	—
Less: divestitures	—	—	—
Less: adoption of accounting changes (1)	—	—	—
Effect of foreign currency translations	4.7	—	NMF
Organic revenue	$263.6	$243.5	8.3%
___________________________________________________________________________________________
NMF - not meaningful

(1) On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which had no impact on revenue. See Note 2 and Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

In the first quarter of 2019, organic revenue increased 8.3%, as a result of the $4.7 million unfavorable impact of foreign currency translations.

Revenue by region

	Three months ended March 31,
(in millions)	2019	2018	Change
United States	$195.1	$179.5	8.7%

United Kingdom	18.1	18.3	(1.1)%
Continental Europe	20.4	19.9	2.5%
Australia	9.5	10.5	(9.5)%
Canada	7.9	7.7	2.6%
Asia	6.3	6.1	3.3%
Other	1.6	1.5	6.7%
Total International	63.8	64.0	(0.3)%

Consolidated revenue	$258.9	$243.5	6.3%

International revenue comprised approximately 25% of our consolidated revenue for the first quarter of 2019 and 2018. Approximately 60% is generated by Continental Europe and the United Kingdom. Revenue from international operations was relatively flat in the first quarter of 2019.

International organic revenue grew 7.0% due to foreign currency translations and mainly reflects growth in Morningstar Data and Morningstar Direct across all geographies during the first quarter of 2019.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2019	2018	Change
Cost of revenue	$105.1	$102.4	2.6%
% of consolidated revenue	40.6%	42.1%	(1.5)	pp
Sales and marketing	40.0	38.5	3.9%
% of consolidated revenue	15.4%	15.8%	(0.4)	pp
General and administrative	40.8	32.2	26.7%
% of consolidated revenue	15.8%	13.2%	2.6	pp
Depreciation and amortization	23.5	22.9	2.6%
% of consolidated revenue	9.1%	9.4%	(0.3)	pp
Total operating expense	$209.4	$196.0	6.8%
% of consolidated revenue	80.9%	80.5%	0.4	pp

Consolidated operating expense increased $13.4 million, or 6.8%, in the first quarter of 2019. Foreign currency translations had a favorable impact of $4.3 million on operating expense during the first quarter of 2019.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $4.6 million in the first quarter of 2019. This increase reflects investments in data collection and analysis, product and software development, and sales and service support. Stock-based compensation expense increased $3.4 million in the first quarter of 2019, primarily driven by the achievement of incentive targets under the PitchBook management bonus plan. Rent expense also increased $2.3 million during the first quarter of 2019 due to additional office space and lease amendments in certain geographies. Depreciation expense also increased $1.8 million in the first quarter of 2019, driven mainly by greater capitalized software development costs in previous years, which was offset by additional capitalized software development spend of $1.8 million in the current period.

We had 5,660 employees worldwide as of March 31, 2019 compared with 4,998 as of March 31, 2018. This increase reflects continued investment in our key growth initiatives, including operations in India, China, and the United States.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $2.7 million in the first quarter of 2019. Higher compensation expense of $2.1 million was the largest contributor to the increase with salary expense increasing $1.9 million. Higher production expense of $2.0 million also contributed to the unfavorable variance in this category.

Higher internally developed capitalized software partially offset these increases. Continuous focus on development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development, which in turn reduced operating expense. During the first quarter of 2019, we capitalized $13.1 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software, including Morningstar Cloud, PitchBook Data, and Financial Planning. In comparison, we capitalized $11.3 million in the first quarter of 2018.

Sales and marketing

Sales and marketing expense increased $1.5 million in the first quarter of 2019, mainly due to an increase of $1.5 million in compensation expense. Within compensation expense, salary expense increased $2.0 million and was partially offset by a decrease in bonus expense. Stock-based compensation was also higher during the first quarter and was primarily driven by the achievement of incentive targets under the PitchBook management bonus plan.

General and administrative

General and administrative expense increased $8.6 million during the first quarter of 2019. Stock-based compensation was higher by $2.4 million primarily driven by the achievement of incentive targets under the PitchBook management bonus plan. Rent expense also increased $2.3 million during the first quarter of 2019 due to incremental office space and lease amendments in certain geographies.

Depreciation and amortization

Depreciation expense increased $1.8 million in the first quarter of 2019, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense decreased $0.4 million as certain intangible assets from some of our earlier acquisitions are now fully amortized.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $14.3 million for the remainder of 2019. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2019	2018	Change
Operating income	$49.5	$47.5	4.2%
% of revenue	19.1%	19.5%	(0.4)	pp

Consolidated operating income increased $2.0 million in the first quarter of 2019, reflecting the impact of higher revenue and operating expense of $15.4 million and $13.4 million,respectively.

Non-Operating Income (Expense), Net, Equity in Net Loss of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense), net

	Three months ended March 31,
(in millions)	2019	2018
Interest income	$0.4	$0.5
Interest expense	(1.1)	(0.8)
Gain on sale of investments, net	0.6	0.5
Gain on sale of product line	—	10.5
Other expense, net	(3.2)	(1.4)
Non-operating income (expense), net	$(3.3)	$9.3

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance on our credit facility. Gain on sale of product line is the sale of our 15(c) board consulting services product line in the first quarter of 2018.

Other expense, net primarily includes foreign currency exchange gains and losses resulting from U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net loss of unconsolidated entities

	Three months ended March 31,
(in millions)	2019	2018
Equity in net loss of unconsolidated entities	$(1.5)	$(1.5)

Equity in net loss of unconsolidated entities primarily reflects income from Morningstar Japan K.K. offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2019	2018
Income before income taxes and equity in net loss of unconsolidated entities	$46.2	$56.8
Equity in net income loss of unconsolidated entities	(1.5)	(1.5)
Total	$44.7	$55.3
Income tax expense	$11.5	$13.4
Effective tax rate	25.7%	24.2%

Our effective tax rate in the first quarter of 2019 was 25.7%, an increase of 1.5 percentage points compared with the same period in the prior year. The increase was primarily attributable to higher tax rates in foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents, and investments of $378.6 million, a decrease of $17.3 million compared with $395.9 million as of December 31, 2018. The decrease reflects cash provided by operating activities partially offset by $40.0 million of repayments of long-term debt, $18.7 million of capital expenditures, dividends paid of $11.9 million, and $4.6 million for employee taxes paid from withholding of restricted stock units. We also used $4.9 million to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2018, but settled and paid in January 2019.

Cash provided by operating activities is our main source of cash. In the first quarter of 2019, cash provided by operating activities was $59.0 million, reflecting $71.5 million of net income, adjusted for non-cash items, and offset by $12.5 million in negative changes from our net operating assets and liabilities, which included bonus payments of $62.0 million.

In December 2018, we amended our credit agreement to extend the maturity date to December 21, 2020 with no other changes in terms. The agreement provides us with a borrowing capacity of up to $300.0 million. We had an outstanding principal balance of $30.0 million as of March 31, 2019, leaving borrowing availability of $270.0 million. The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2019.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $27.1 million, or 92% of our total investments balance as of March 31, 2019) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 57% of our cash, cash equivalents, and investments balance as of March 31, 2019 was held by our operations outside the United States, down from approximately 67% as of December 31, 2018. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2019, our board of directors approved a regular quarterly dividend of $0.28 per share, or approximately $11.9 million, payable on April 30, 2019 to shareholders of record as of April 5, 2019.

In December 2017, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first three months of 2019, we repurchased a total of 41,935 shares for $4.6 million and had approximately $474.4 million available for future repurchases as of March 31, 2019.

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

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2019	2018	Change
Cash provided by operating activities	59.0	59.9	(1.5)%
Capital expenditures	(18.7)	(17.6)	6.3%
Free cash flow	$40.3	$42.3	(4.7)%

We generated free cash flow of $40.3 million in the first quarter of 2019, a decrease of $2.0 million compared with the first quarter of 2018. The change reflects a $0.9 million decrease in cash provided by operating activities as well as a $1.1 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 26, 2019:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 26, 2019	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	11/26/2018	4/30/2020	1,600,000	Shares to be sold under the plan if the stock reaches specified prices beginning May 1, 2019	—	20,936,346

During the first quarter of 2019, the previously disclosed Rule 10b5-1 plan for Joe Mansueto completed in accordance with its terms.
______________________
(1) This column reflects an estimate of the number of shares Joe Mansueto will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2019, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2019 and restricted stock units that will vest by May 30, 2019. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2019. Joe may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2019, our cash, cash equivalents, and investments balance was $378.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $0.3 million impact on our interest expense, based on our current outstanding principal balance and LIBOR rates around March 31, 2019.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2019:

	Three months ended March 31, 2019
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2019	1.1220	1.3041	0.7100	—

Percentage of revenue	5.0%	7.0%	3.6%	9.1%
Percentage of operating income (loss)	14.1%	(0.6)%	2.5%	(10.1)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.4)	$(1.8)	$(1.0)	$(2.5)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.8)	$—	$(0.1)	$0.3

The table below shows our net investment exposure to foreign currencies as of March 31, 2019:

	As of March 31, 2019
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$111.4	$153.3	$59.4	$203.0
Liabilities	87.6	34.8	23.1	43.7
Net currency position	$23.8	$118.5	$36.3	$159.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(2.4)	$(11.8)	$(3.6)	$(15.9)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Beginning on January 1, 2019, we implemented ASU No. 2016-02, Leases (Topic 842). As a result of the new lease standard, we implemented changes to our processes and controls related to leases. These changes included the implementation of lease accounting software and processes to evaluate and account for contracts under the new accounting standard.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2017, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020.

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2019 - January 31, 2019	41,360	$110.02	41,360	$474,507,731
February 1, 2019 - February 28, 2019	—	—	—	$474,507,731
March 1, 2019 - March 31, 2019	575	118.68	575	$474,439,476
Total	41,935	$110.14	41,935

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 29, 2019 formatted in XBRL: (i) Unaudited Condensed Consolidated Statements of Income, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statement of Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: April 29, 2019	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer