Form 10-Q
period 2019-06-30
Morningstar, Inc.
filed 2019-07-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 000-51280

MORNINGSTAR, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois		36-3297908
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification Number)

22 West Washington Street
Chicago	Illinois	60602
(Address of Principal Executive Offices)		(Zip Code)
  (312) 696-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	MORN	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2019, there were 42,763,022 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018

Revenue	$273.9	$252.4	$532.8	$495.9

Operating expense:
Cost of revenue	107.5	99.8	212.6	202.2
Sales and marketing	45.7	39.4	85.7	77.9
General and administrative	44.0	36.0	84.8	68.2
Depreciation and amortization	25.9	23.6	49.4	46.5
Total operating expense	223.1	198.8	432.5	394.8

Operating income	50.8	53.6	100.3	101.1

Non-operating income (expense), net:
Interest income (expense), net	0.7	(0.7)	—	(1.0)
Gain (loss) on sale of investments, reclassified from other comprehensive income	(0.2)	0.1	0.4	0.6
Gain on sale of product line	—	—	—	10.5
Other income (expense), net	1.8	2.0	(1.4)	0.6
Non-operating income (expense), net	2.3	1.4	(1.0)	10.7

Income before income taxes and equity in net income (loss) of unconsolidated entities	53.1	55.0	99.3	111.8

Equity in net income (loss) of unconsolidated entities	0.7	(0.4)	(0.8)	(1.9)

Income tax expense	11.7	12.8	23.2	26.2

Consolidated net income	$42.1	$41.8	$75.3	$83.7

Net income per share:
Basic	$0.99	$0.98	$1.77	$1.97
Diluted	$0.98	$0.97	$1.75	$1.95

Dividends per common share:
Dividends declared per common share	$0.28	$0.25	$0.56	$0.50
Dividends paid per common share	$0.28	$0.25	$0.56	$0.50

Weighted average shares outstanding:
Basic	42.7	42.6	42.7	42.6
Diluted	43.1	43.0	43.1	43.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018

Consolidated net income	$42.1	$41.8	$75.3	$83.7

Other comprehensive income (loss):
Foreign currency translation adjustment	(2.8)	(21.6)	0.6	(14.1)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during the period	0.3	0.3	2.2	0.3
Reclassification (gains) losses included in net income	0.2	(0.1)	(0.3)	(0.5)
Other comprehensive income (loss)	(2.3)	(21.4)	2.5	(14.3)

Comprehensive income	$39.8	$20.4	$77.8	$69.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2019 (unaudited)	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$383.8	$369.3
Investments	30.1	26.6
Accounts receivable, less allowance of $2.9 and $4.0, respectively	169.2	172.2
Income tax receivable	1.1	1.8
Deferred commissions	13.5	14.8
Other current assets	22.2	16.9
Total current assets	619.9	601.6
Goodwill	556.5	556.7
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $383.3 and $351.7, respectively	140.4	143.5
Operating lease assets	111.8	—
Intangible assets, net	64.7	73.9
Investments in unconsolidated entities	61.4	63.1
Deferred commissions, non-current	12.5	10.3
Other assets	5.1	4.7
Total assets	$1,572.3	$1,453.8

Liabilities and equity
Current liabilities:
Deferred revenue	$232.9	$195.8
Accrued compensation	72.0	109.5
Accounts payable and accrued liabilities	45.3	54.4
Operating lease liabilities	29.6	—
Other current liabilities	1.6	3.1
Total current liabilities	381.4	362.8
Operating lease liabilities, non-current	109.4	—
Accrued compensation	12.5	11.8
Deferred tax liability, net	21.1	22.2
Long-term debt	15.0	70.0
Deferred revenue, non-current	14.4	14.2
Other long-term liabilities	15.1	38.1
Total liabilities	568.9	519.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,763,022 and 42,624,118 shares were outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock at cost, 10,851,109 and 10,816,672 shares as of June 30, 2019 and December 31, 2018, respectively	(730.4)	(726.8)
Additional paid-in capital	640.1	621.7
Retained earnings	1,166.2	1,114.8
Accumulated other comprehensive loss:
Currency translation adjustment	(73.9)	(74.5)
Unrealized gain (loss) on available-for-sale investments	1.4	(0.5)
Total accumulated other comprehensive loss	(72.5)	(75.0)
Total equity	1,003.4	934.7
Total liabilities and equity	$1,572.3	$1,453.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2019 and 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	—	(731.4)	633.7	1,136.1	(70.2)	968.2

Net income		—	—	—	42.1	—	42.1
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.1		—	—	—	—	0.3	0.3
Reclassification of adjustments for loss included in net income, net of income tax of $0.1		—	—	—	—	0.2	0.2
Foreign currency translation adjustment, net		—	—	—	—	(2.8)	(2.8)
Other comprehensive income		—	—	—	—	(2.3)	(2.3)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	107,309	—	1.0	(6.3)	—	—	(5.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2
Stock-based compensation		—	—	12.5	—	—	12.5
Common shares repurchased	—	—	—	—	—	—	—
Dividends declared ($0.28 per share)		—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2019	42,763,022	$—	$(730.4)	$640.1	$1,166.2	$(72.5)	$1,003.4

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0		17.0
Net income		—	—	—	41.9	—	41.9
Other comprehensive income:
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	7.5	7.5
Other comprehensive income, net		—	—	—	—	7.1	7.1
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	79,050	—	—	(4.1)	—	—	(4.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.4	—	—	4.4
Stock-based compensation		—	—	6.6	—	—	6.6
Common shares repurchased	(92,529)	—	(8.9)	—	—	—	(8.9)
Dividends declared ($0.25 per share)		—	—	—	(10.6)	—	(10.6)
Balance as of March 31, 2018	42,534,228	$—	$(717.1)	$607.9	$1,007.0	$(39.5)	$858.3

Net income		—	—	—	41.8	—	41.8
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of income tax of $0.3		—	—	—	—	0.3	0.3
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	(21.6)	(21.6)
Other comprehensive income (loss)		—	—	—	—	(21.4)	(21.4)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	118,598	—	1.2	(6.4)	—	—	(5.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(16,760)	—	(1.6)	—	—	—	(1.6)
Dividends declared ($0.25 per share)		—	—	—	(10.7)	—	(10.7)
Balance as of June 30, 2018	42,636,066	$—	$(717.5)	$611.7	$1,038.1	$(60.9)	$871.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2019	2018

Operating activities
Consolidated net income	$75.3	$83.7
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	49.4	46.5
Deferred income taxes	(1.8)	5.6
Stock-based compensation expense	22.5	16.6
Provision for bad debt	0.5	1.1
Equity in net loss of unconsolidated entities	0.8	1.9
Gain on sale of product line	—	(10.5)
Other, net	0.7	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	2.5	(18.1)
Deferred commissions	0.9	22.9
Accounts payable and accrued liabilities	(4.5)	(0.9)
Accrued compensation	(31.7)	(45.8)
Income taxes, current	1.6	(11.8)
Deferred revenue	37.2	38.8
Other assets and liabilities	(7.2)	0.7
Cash provided by operating activities	146.2	129.7

Investing activities
Purchases of investments	(19.1)	(16.5)
Proceeds from maturities and sales of investments	19.7	15.7
Capital expenditures	(37.0)	(35.6)
Proceeds from sale of a product line	—	10.5
Purchases of equity investments	(1.2)	(0.2)
Other, net	(0.4)	0.1
Cash used for investing activities	(38.0)	(26.0)

Financing activities
Common shares repurchased	(4.9)	(10.8)
Dividends paid	(23.9)	(21.3)
Repayment of long-term debt	(55.0)	(55.0)
Employee taxes paid from withholding of restricted stock units	(9.9)	(9.3)
Other, net	(0.5)	(0.6)
Cash used for financing activities	(94.2)	(97.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	(7.8)
Net increase (decrease) in cash and cash equivalents	14.5	(1.1)
Cash and cash equivalents—beginning of period	369.3	308.2
Cash and cash equivalents—end of period	$383.8	$307.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23.3	$38.0
Cash paid for interest	$1.2	$1.9
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$2.6	$(0.6)

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

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

Significant changes to our accounting policies as a result of adopting ASU No. 2016-02, Leases, are discussed below. We discuss our other significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

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

The adoption of Topic 842 resulted in the presentation of $118.8 million of operating lease assets and $145.8 million of operating lease liabilities on the consolidated balance sheet as of March 31, 2019. At implementation, we also reclassified $27.9 million in deferred rent liabilities related to these leases, which decreased recognized operating lease assets. The new standard did not have a material impact on the statement of income. See Note 9 for additional information.

Income Statement-Reporting Comprehensive Income: On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard became effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We did not elect to reclassify any stranded tax effects from accumulated other comprehensive income (loss) to retained earnings, therefore, the adoption did not have an impact on our consolidated financial statements and related disclosures.

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

Recently issued accounting pronouncements not yet adopted

Current Expected Credit Losses: On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard is effective for us on January 1, 2020. Early adoption is permitted. On April 25, 2019, the FASB issued ASU No. 2019-04, Codification Improvements, which clarifies certain aspects of accounting for credit losses. On May 15, 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which allows entities to elect the fair value option on certain financial instruments.We are currently evaluating the impact of adopting ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05 on our consolidated financial statements and related disclosures.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements around items such as transfers between Level 1 and 2, policy of timing of transfers, and valuation process for Level 3. The new standard is effective for us on January 1, 2020. We are currently evaluating the impact of adopting ASU No. 2018-13 on our consolidated financial statements and related disclosures.

Cloud Computing: On August 29, 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU No. 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We are currently evaluating the impact of adopting ASU No. 2018-15 on our consolidated financial statements and related disclosures.

3. Credit Arrangements

In December 2018, we amended our credit agreement to extend the maturity date to December 21, 2020 with no other changes in terms. The credit agreement provides us with a borrowing capacity of up to $300.0 million and provides for issuance of up to $25.0 million of letters of credit.

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

The credit agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of June 30, 2019.

Our outstanding principal balance was $15.0 million at a one-month LIBOR interest rate plus 100 basis points as of June 30, 2019, leaving borrowing availability of $285.0 million.

See Note 14 for information regarding our new senior credit agreement effective as of July 2, 2019.

4. Acquisitions, Divestitures, Goodwill, and Other Intangible Assets

Acquisitions

We did not complete any significant acquisitions in the second quarter of 2019.

See Note 14 for information regarding subsequent acquisition activity.

Divestitures

During the second quarter of 2019, we signed an agreement to divest our equity interest in one of our investments in unconsolidated entities. The transaction is expected to close during the third quarter of 2019.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2018 to June 30, 2019:

(in millions)
Balance as of December 31, 2018	$556.7
Foreign currency translation	(0.2)
Balance as of June 30, 2019	$556.5

We did not record any impairment losses in the first six months of 2019 and 2018. We perform our annual impairment reviews in the fourth quarter and when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2019				As of December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$30.8	$(29.6)	$1.2	9	$30.8	$(29.2)	$1.6	9
Customer-related assets	154.0	(115.3)	38.7	12	153.0	(111.7)	41.3	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	126.9	(102.5)	24.4	7	126.9	(96.3)	30.6	7
Non-competition agreements	2.4	(2.1)	0.3	5	2.4	(2.1)	0.3	5
Total intangible assets	$314.3	$(249.6)	$64.7	10	$313.3	$(239.4)	$73.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Amortization expense	$4.9	$5.2	$9.8	$10.5

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2019 and subsequent years as follows:

(in millions)
Remainder of 2019 (from July 1 through December 31)	$9.4
2020	16.2
2021	12.8
2022	5.0
2023	5.0
Thereafter	16.3

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Basic net income per share:
Consolidated net income	$42.1	$41.8	$75.3	$83.7

Weighted average common shares outstanding	42.7	42.6	42.7	42.6

Basic net income per share	$0.99	$0.98	$1.77	$1.97

Diluted net income per share:
Consolidated net income	$42.1	$41.8	$75.3	$83.7

Weighted average common shares outstanding	42.7	42.6	42.7	42.6
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.4	0.4	0.4
Weighted average common shares outstanding for computing diluted income per share	43.1	43.0	43.1	43.0

Diluted net income per share	$0.98	$0.97	$1.75	$1.95

The number of weighted average restricted stock units, performance share awards, and market stock units excluded from our calculation of diluted earnings per share, as their inclusion would have been anti-dilutive, was immaterial during the periods presented.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
License-based	$200.9	$184.3	$396.4	$362.9
Asset-based	52.6	48.7	101.5	99.4
Transaction-based	20.4	19.4	34.9	33.6
Consolidated revenue	$273.9	$252.4	$532.8	$495.9

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

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term of the contract or contract period. Asset-based arrangements typically have a term of 12 to 36 months. Asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions of estimates of earned asset-based fees are needed for the current quarter. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes. For the Morningstar Funds Trust, revenue from advisory fees and expenses for sub-advisory fees are recognized on a gross basis in accordance with the applicable revenue recognition guidance.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue includes Morningstar Credit Ratings, Internet Advertising Sales, and Conferences. Morningstar Credit Ratings may include surveillance services, which are recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance as of June 30, 2019 had a net increase of $37.3 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $156.2 million of revenue in the six-month period ended June 30, 2019 that was included in the contract liabilities balance as of December 31, 2018.

We expect to recognize revenue related to our contract liabilities for the remainder of 2019 and subsequent years as follows:

(in millions)	As of June 30, 2019
Remainder of 2019 (from July 1 through December 31)	$278.7
2020	184.4
2021	50.9
2022	15.3
2023	7.0
Thereafter	50.4
$586.7

The aggregate amount of revenue we expect to recognize for the remainder of 2019 and subsequent years is higher than our contract liability balance of $247.3 million as of June 30, 2019. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have partially satisfied performance obligations.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of June 30, 2019. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For license-based contracts, the consideration received for services performed is based on future user count, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by the number of user licenses. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant movements in the market. For transaction-based contracts such as Internet advertising, the consideration received for services performed is based on the number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of June 30, 2019. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and the Morningstar conference, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first six months of 2019.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2019	As of December 31, 2018
Accounts receivable, less allowance	$169.2	$172.2
Deferred commissions	13.5	14.8
Deferred commissions, non-current	12.5	10.3
Total contract assets	$195.2	$197.3

The following table shows the change in our deferred commissions balance from December 31, 2018 to June 30, 2019:

(in millions)
Balance as of December 31, 2018	$25.1
Commissions earned and capitalized	10.5
Amortization of capitalized amounts	(9.6)
Balance as of June 30, 2019	$26.0

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
United States	$208.0	$187.8	$403.1	$367.3

United Kingdom	18.8	18.4	36.9	36.7
Continental Europe	20.9	20.3	41.3	40.2
Australia	10.0	10.8	19.5	21.3
Canada	7.8	7.5	15.7	15.2
Asia	6.8	6.1	13.1	12.2
Other	1.6	1.5	3.2	3.0
Total International	65.9	64.6	129.7	128.6

Consolidated revenue	$273.9	$252.4	$532.8	$495.9

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of June 30, 2019	As of December 31, 2018
United States	$122.9	$126.4

United Kingdom	3.5	3.8
Continental Europe	1.2	1.3
Australia	4.6	5.0
Canada	0.3	0.3
Asia	7.3	6.5
Other	0.6	0.2
Total International	17.5	17.1

Consolidated property, equipment, and capitalized software, net	$140.4	$143.5

Operating lease assets by geographical area

(in millions)	As of June 30, 2019	As of December 31, 2018
United States	$65.9	$—

United Kingdom	6.1	—
Continental Europe	4.9	—
Australia	6.1	—
Canada	2.7	—
Asia	25.2	—
Other	0.9	—
Total International	45.9	—

Consolidated operating lease assets	$111.8	$—

As of December 31, 2018, there were no operating lease assets as Topic 842 became effective for the Company on January 1, 2019.

The long-lived asset by geographical area does not include deferred commissions, non-current as the balance is not significant.

8. Fair Value Measurements

As of June 30, 2019 and December 31, 2018, our investment balances totaled $30.1 million and $26.6 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

9. Leases

We lease office space and certain equipment under various operating and finance leases, with the majority of our lease portfolio consisting of operating leases for office space.

We determine whether an arrangement is or includes an embedded lease at contract inception. Operating lease assets and lease liabilities are recognized at commencement date and initially measured using the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, we also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

A contract is or contains an embedded lease if the contract meets all of the below criteria:

•	There is an identified asset.

•	We obtain substantially all of the economic benefits of the asset.

•	We have the right to direct the use of the asset.

For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease. However, most of our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate, which is a collateralized rate. To apply the incremental borrowing rate, we used a portfolio approach and grouped leases based on similar lease terms in a manner whereby we reasonably expect that the application does not differ materially from a lease-by-lease approach.

Our leases have remaining lease terms of approximately 1 year to 10 years, which may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The following table summarizes our operating assets and lease liabilities:

Leases (in millions)	Balance Sheet Classification	As of June 30, 2019
Assets
Operating	Operating lease assets	$111.8

Liabilities
Current
Operating	Operating lease liabilities	$29.6
Non-current
Operating	Operating lease liabilities, non-current	109.4
Total lease liabilities		$139.0

Our operating lease expense for the three and six months ended June 30, 2019 was $7.9 million and $15.8 million, respectively. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.1 million and $5.7 million for the three and six months ended June 30, 2019, respectively. We made lease payments of $8.2 million and $14.4 million during the three and six months ended June 30, 2019, respectively.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2019 (July 1 through December 31)	$17.2
2020	35.2
2021	31.2
2022	19.2
2023	15.3
Thereafter	38.8
Total lease payments	156.9
Adjustment for discount to present value	17.9
Total	$139.0

As of June 30, 2019, we had $24.0 million of executed operating leases included in the table above, primarily for office space, that have not yet commenced. These leases will commence over the remainder of 2019 and 2020 with lease terms of 6 months to 10 years.

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2019
Weighted-average remaining lease term (in years)	5.71

Weighted-average discount rate	3.98%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Cost of revenue	$3.7	$3.2	$6.8	$5.9
Sales and marketing	1.4	0.9	2.9	1.7
General and administrative	7.4	5.9	12.8	9.0
Total stock-based compensation expense	$12.5	$10.0	$22.5	$16.6

As of June 30, 2019, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $59.1 million, which we expect to recognize over a weighted average period of 29 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Income before income taxes and equity in net income (loss) of unconsolidated entities	$53.1	$55.0	$99.3	$111.8
Equity in net income (loss) of unconsolidated entities	0.7	(0.4)	(0.8)	(1.9)
Total	$53.8	$54.6	$98.5	$109.9
Income tax expense	$11.7	$12.8	$23.2	$26.2
Effective tax rate	21.7%	23.4%	23.6%	23.8%

Our effective tax rate in the second quarter and first six months of 2019 was 21.7% and 23.6%, reflecting respective decreases of 1.7 and 0.2 percentage points compared with the same periods in the prior year. The decreases were primarily attributable to current year tax benefits from favorable provisions of the Tax Reform Act.

Unrecognized Tax Benefits

The table below provides information regarding our gross unrecognized tax benefits as of June 30, 2019 and December 31, 2018, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2019	As of December 31, 2018
Gross unrecognized tax benefits	$13.7	$13.1
Gross unrecognized tax benefits that would affect income tax expense	13.7	13.1
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	13.3	12.6

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2019	As of December 31, 2018
Current liability	$6.6	$6.6
Non-current liability	8.0	7.1
Total liability for unrecognized tax benefits	$14.6	$13.7

Because we conduct business globally, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the United States, as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of our current audits will conclude in 2019. It is not possible to reasonably estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 56% of our cash, cash equivalents, and investments balance as of June 30, 2019 was held by our operations outside of the United States. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring additional repatriation of earnings from these foreign subsidiaries.

Certain of our non-U.S. operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, which would result in an increase to our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

12. Contingencies

We record accrued liabilities for litigation, regulatory, and other business matters when those matters represent loss contingencies that are both probable and estimable. In these cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As litigation, regulatory, or other business matter develop, we evaluate on an ongoing basis whether any such matter presents a loss contingency that is probable and estimable.

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

Other Matters
We are involved from time to time in legal proceedings and litigation that arise in the normal course of our business. While it is difficult to predict the outcome of any particular proceeding, we do not believe it to be reasonably possible for the result of any of these matters to have a material adverse effect on our business, operating results, or financial position.

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

As of June 30, 2019, we had repurchased a total of 244,180 shares for $25.6 million under this authorization, leaving approximately $474.4 million available for future repurchases.

14. Subsequent Events

On July 2, 2019, we completed our previously announced acquisition of Ratings Acquisition Corp (DBRS), the world’s fourth largest credit ratings agency, for a purchase price of $669.0 million. The acquisition was financed through a combination of cash on hand and borrowings under our new senior credit agreement (the Credit Agreement) with Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender. The Credit Agreement provides us with a five year multi-currency credit facility with a borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility).

The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sublimit for a swingline facility under the Revolving Credit Facility. As of July 2, 2019, the aggregate principal balance outstanding under the Credit Agreement was $610.0 million. The proceeds of the Term Facility have been used solely to finance our acquisition of DBRS. The proceeds of our initial borrowing under the Revolving Credit Facility have also been used to finance such acquisition and the proceeds of future borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose. In connection with entering into the Credit Agreement, we repaid all outstanding obligations under our existing Amended and Restated Credit Agreement, dated as of November 4, 2016, as amended.

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

We deliver insights and experiences to clients that are essential to investing. Proprietary data sets, meaningful analytics, independent research and effective investment strategies are at the core of the powerful digital solutions that investors rely on. We generate revenue through products and services in three major categories:

•	Subscriptions and license agreements, which typically generate recurring revenue;

•	Asset-based fees for our investment management business; and

•	Transaction-based revenue for products that involve primarily one-time, non-recurring revenue.

Industry Trends

Global equity markets posted widespread gains in the second quarter of 2019. The Morningstar Global Markets Index, which contains stocks from 47 developed and emerging markets, increased 3.6%, representing strong contribution from the United States. The Morningstar U.S. Market Index advanced 4.2% in the second quarter, while the Global Ex-U.S. Index rose nearly 3.0%. Morningstar’s Developed Markets Ex-U.S. Index returned approximately 3.7% in the second quarter of 2019, and the Emerging Markets Index finished the same period up about 0.9%.

U.S. fund assets, comprised of both long-term open-end and exchange-traded funds (ETFs), totaled $19.3 trillion as of June 30, 2019, compared with $18.3 trillion as of June 30, 2018. The U.S. ETF industry benefited from strong market appreciation and investor inflows, ending the second quarter of 2019 with about $4.0 trillion in assets under management, up from $3.5 trillion at the end of June 2018. Assets in U.S. long-term open-end funds also increased to $15.3 trillion as of June 30, 2019 from $14.8 trillion as of June 30, 2018. In the second quarter of 2019, investors continued to favor lower-cost, passively managed vehicles, as passively managed funds, including open-end funds and ETFs, attracted $134.5 billion of inflows over the three-month period compared with about $41.6 billion of outflows for actively managed funds. Morningstar estimates that investors added $75.0 billion to passively managed ETFs during the second quarter of 2019, while passively managed long-term open-end funds collected about $59.5 billion of inflows.

Bond prices rose during the second quarter, spurred by the decline in interest rates across the entire yield curve. Morningstar's Core Bond Index, our broadest measure of the fixed-income universe, rose 2.9% in the second quarter. In the short end of the curve, the interest rate on the 2-year Treasury bond declined 51 basis points this quarter to 1.8% as markets anticipated expected cuts to the federal funds rate. In the long end of the curve, contagion from slowing global economic growth and the shift among global central banks toward easy monetary policies led to a 40 basis point decline in the yield on the 10-year Treasury bond to 2.0% at the end of the quarter. In the corporate bond market, the Morningstar Corporate Bond Index (our proxy for the investment-grade bond market) rose 4.2% in the second quarter.

On a combined basis, over $190 billion was invested in private equity (PE) and venture capital (VC) during the second quarter of 2019, down 7.0% year over year. U.S. VC activity continued to show strength in the second quarter of 2019, posting the sixth consecutive quarter with more than $29 billion deployed. Conversely, U.S. PE deal values and counts declined year over year. PE firms also chose to delay exits in the second quarter of 2019, anticipating that the rebound in public equity markets could drive valuations higher in the second half of 2019. VC-backed exit value of about $138 billion in the second quarter of 2019 represented an annual record driven by several large initial public offerings, including Uber, Slack, and Zoom. Combined, PE and VC exit value exceeded $200 billion. Fundraising was also strong, with PE and VC collectively raising $59 billion.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Revenue by Type (1)
License-based (2)	$200.9	$184.3	9.0%	$396.4	$362.9	9.2%
Asset-based (3)	52.6	48.7	8.0%	101.5	99.4	2.1%
Transaction-based (4)	20.4	19.4	5.2%	34.9	33.6	3.9%

Key product area revenue (1)
Morningstar Data	$49.7	$46.0	8.0%	$97.4	$91.1	6.9%
Morningstar Direct	36.8	34.2	7.6%	73.1	68.1	7.3%
PitchBook	35.1	23.8	47.5%	67.4	44.7	50.8%
Morningstar Investment Management	28.9	27.4	5.5%	55.5	55.9	(0.7)%
Morningstar Advisor Workstation	22.2	22.5	(1.3)%	44.5	44.6	(0.2)%
Workplace Solutions	19.7	18.0	9.4%	38.2	37.0	3.2%
Morningstar Credit Ratings	10.6	8.6	23.3%	20.1	16.0	25.6%

	As of June 30,
	2019	2018	Change
Select business metrics
Morningstar Direct licenses	15,521	14,463	7.3%
PitchBook Platform licenses	29,398	18,172	61.8%
Advisor Workstation clients (U.S.)	171	179	(4.5)%
Morningstar.com Premium Membership subscriptions (U.S.)	111,428	118,412	(5.9)%

Assets under management and advisement (approximate)
Workplace Solutions
Managed Accounts	$66.7	$60.4	10.4%
Fiduciary Services	48.2	41.2	17.0%
Custom Models	32.7	30.6	6.9%
Workplace Solutions (total)	$147.6	$132.2	11.6%
Investment Management
Morningstar Managed Portfolios	$46.2	$44.7	3.4%
Institutional Asset Management	16.1	16.0	0.6%
Asset Allocation Services	7.1	10.2	(30.4)%
Investment Management (total)	$69.4	$70.9	(2.1)%

Asset value linked to Morningstar Indexes	60.5	36.9	64.0%

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Average assets under management and advisement ($bil)	$213.6	$202.3	5.6%	$206.8	$199.9	3.5%
Asset value of new-issue ratings ($bil)	$18.2	$15.1	20.5%	$34.5	$26.8	28.7%
Number of new-issue ratings completed	46	32	43.8%	96	56	71.4%
__________________________________________________________________________________________

(1) Key product area revenue and revenue by type includes the effect of foreign currency translation.

(2) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Research, PitchBook, and other similar products.

(3) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(4) Transaction-based revenue includes Morningstar Credit Ratings, Internet advertising sales, and conferences.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2019	2018	Change		2019	2018	Change
Consolidated revenue	$273.9	$252.4	8.5%		$532.8	$495.9	7.4%
Operating income	50.8	53.6	(5.2)%		100.3	101.1	(0.8)%
Operating margin	18.5%	21.2%	(2.7)	pp	18.8%	20.4%	(1.6)	pp

Cash provided by operating activities	$87.2	$69.8	24.9%		$146.2	$129.7	12.7%
Capital expenditures	(18.3)	(18.0)	1.7%		(37.0)	(35.6)	3.9%
Free cash flow	$68.9	$51.8	33.0%		$109.2	$94.1	16.0%
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

Consolidated Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Consolidated revenue	$273.9	$252.4	8.5%	$532.8	$495.9	7.4%

In the second quarter of 2019, consolidated revenue increased 8.5% to $273.9 million. Foreign currency movements had a negative impact in the quarter, reducing revenue by approximately $3.8 million.

License-based revenue grew 9.0% during the second quarter of 2019, driven by demand for PitchBook, Morningstar Data, and Morningstar Direct. PitchBook exhibited healthy levels of both new account sales as well as existing client renewals and upgrades, which resulted in an increase in revenue of $11.3 million during the quarter. Strong contributions from international markets helped to drive revenue growth of $3.7 million and $2.6 million for both Morningstar Data and Morningstar Direct, respectively. Regulatory requirements in the United Kingdom (UK) and continental Europe as well as growth in digital investing platforms in Asia supported robust demand for Morningstar Data. Morningstar Direct also experienced increased demand from wealth managers and asset managers in continental Europe, the UK, and Asia.

Asset-based revenue increased by 8.0% during the second quarter of 2019 supported by positive equity market performance. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $213.6 billion in the second quarter of 2019, compared to $202.3 billion in the second quarter of 2018.

Revenue from Workplace Solutions increased $1.7 million during the quarter due to growth in managed retirement accounts. Morningstar Investment Management revenue increased $1.5 million during the second quarter, primarily driven by the gross revenue contribution from the Morningstar Funds Trust of $2.4 million, which offset softer institutional asset management revenue in the UK. Total assets linked to Morningstar Indexes grew 64.0% over the prior year period, which contributed to revenue growth.

Transaction-based revenue increased 5.2% during the second quarter of 2019, driven by positive performance in Morningstar Credit Ratings. Revenue from Morningstar Credit Ratings increased $2.0 million, primarily due to higher new issue volume in structured finance securities. Decreases in client marketing spend impacted Morningstar.com advertising revenue, which declined 14.8% in the second quarter of 2019.

For the first six months of 2019, consolidated revenue was up 7.4% to $532.8 million, compared to $495.9 million in the same period of 2018. Foreign currency movements had a negative effect in the first six months of 2019, reducing revenue by approximately $8.5 million.

License-based revenue grew 9.2% during the first six months of 2019 driven by PitchBook, Morningstar Data, and Morningstar Direct. Revenue from PitchBook, Morningstar Data, and Morningstar Direct increased $22.7 million, $6.3 million, and $5.0 million, respectively, due to the same factors listed above.

Asset-based revenue increased 2.1% during the first six months of 2019, primarily driven by Morningstar Managed Portfolios, Morningstar Indexes, and Workplace Solutions. Morningstar Managed Portfolios revenue increased $1.8 million, primarily driven by the gross revenue contribution of Morningstar Funds Trust of $4.3 million, which was offset by a shift in the asset mix toward lower fee strategies. Revenue from Morningstar Indexes increased $1.3 million, driven by the same factors described above. Workplace Solutions revenue increased $1.2 million due primarily to growth in managed retirement accounts. Average assets under management and advisement were approximately $206.8 billion in the first six months of 2019, compared to $199.9 billion in the first six months of 2018.

Transaction-based revenue grew 3.9% during the first six months of 2019 driven by Morningstar Credit Ratings. Revenue from Morningstar Credit Ratings increased $4.1 million, primarily due to growth in the asset value of new-issue ratings in structured finance securities. Morningstar.com advertising revenue declined 19.4% in the first six months of 2019 due to the same factors described above.

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

The table below reconciles consolidated revenue with organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Consolidated revenue	$273.9	$252.4	8.5%	$532.8	$495.9	7.4%
Less: acquisitions	—	—	—	—	—	—
Less: divestitures	—	—	—	—	—	—
Less: adoption of accounting changes (1)	—	—	—	—	—	—
Effect of foreign currency translations	3.8	—	NMF	8.5	—	NMF
Organic revenue	$277.7	$252.4	10.0%	$541.3	$495.9	9.2%

___________________________________________________________________________________________
NMF - not meaningful

(1) On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which had no impact on timing and recognition of revenue. See Note 2 and Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

In the second quarter and first six months of 2019, organic revenue increased 10.0% and 9.2%, respectively, as a result of excluding the unfavorable impact of foreign currency translations.

Revenue by region

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
United States	$208.0	$187.8	10.8%	$403.1	$367.3	9.7%

United Kingdom	18.8	18.4	2.2%	36.9	36.7	0.5%
Continental Europe	20.9	20.3	3.0%	41.3	40.2	2.7%
Australia	10.0	10.8	(7.4)%	19.5	21.3	(8.5)%
Canada	7.8	7.5	4.0%	15.7	15.2	3.3%
Asia	6.8	6.1	11.5%	13.1	12.2	7.4%
Other	1.6	1.5	6.7%	3.2	3.0	6.7%
Total International	65.9	64.6	2.0%	129.7	128.6	0.9%

Consolidated revenue	$273.9	$252.4	8.5%	$532.8	$495.9	7.4%

International revenue comprised approximately 24% of our consolidated revenue in the second quarter and first six months of 2019, compared to approximately 26% in the same periods of 2018. Approximately 60% is generated by continental Europe and the UK, with most of the remainder from Australia, Canada, and Asia.

Revenue from international operations was up 2.0% in the second quarter of 2019. For the first six months of 2019, revenue from international operations remained relatively flat. International organic revenue increased 7.9% and 7.5% mainly reflecting growth in Morningstar Data and Morningstar Direct during the second quarter and first six months of 2019, respectively.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Cost of revenue	$107.5	$99.8	7.7%		$212.6	$202.2	5.1%
% of consolidated revenue	39.2%	39.6%	(0.4)	pp	39.9%	40.8%	(0.9)	pp
Sales and marketing	45.7	39.4	16.0%		85.7	77.9	10.0%
% of consolidated revenue	16.7%	15.6%	1.1	pp	16.1%	15.7%	0.4	pp
General and administrative	44.0	36.0	22.2%		84.8	68.2	24.3%
% of consolidated revenue	16.1%	14.2%	1.9	pp	15.9%	13.8%	2.1	pp
Depreciation and amortization	25.9	23.6	9.7%		49.4	46.5	6.2%
% of consolidated revenue	9.5%	9.4%	0.1	pp	9.3%	9.4%	(0.1)	pp
Total operating expense	$223.1	$198.8	12.2%		$432.5	$394.8	9.5%
% of consolidated revenue	81.5%	78.8%	2.7	pp	81.2%	79.6%	1.6	pp

Consolidated operating expense increased $24.3 million, or 12.2%, in the second quarter of 2019 and $37.7 million, or 9.5%, in the first six months of 2019. Foreign currency translations had a favorable impact of $3.7 million and $8.0 million on operating expense during the second quarter and first six months of 2019, respectively.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $7.9 million in the second quarter of 2019. This increase reflects investments in headcount related to roles in data collection and analysis, product and software development, and sales and service support. Production expense increased $3.7 million due to data purchases and cloud computing costs, in addition to the fees paid to sub-advisors and other costs related to the Morningstar Funds Trust. Rent expense increased $3.1 million during the second quarter of 2019 in connection with planned expansion and lease renewals in certain geographies. Depreciation expense increased $2.6 million in the second quarter of 2019, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Stock-based compensation expense also increased $2.5 million in the second quarter of 2019, resulting from continued achievement of incentive targets under the PitchBook management bonus plan.

We had 5,829 employees worldwide as of June 30, 2019 compared with 5,023 as of June 30, 2018. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India, China, and the United States.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $7.7 million in the second quarter of 2019. Higher compensation expense of $3.8 million was the largest contributor to the increase with salary expense increasing $3.4 million. Higher production expense of $3.7 million also contributed to the unfavorable variance in this category, mainly due to data purchases and cloud computing costs. Production expense was also impacted by $2.4 million in the fees paid to sub-advisors and other costs relating to the Morningstar Funds Trust.

For the first six months of 2019, cost of revenue increased $10.4 million. Higher compensation expense of $5.9 million was the largest contributor to the increase. Higher production expense of $5.8 million also contributed to the growth in this category due to the same factors listed above, including $4.3 million in the fees paid to sub-advisors and other costs relating to the Morningstar Funds Trust.

Higher amounts of internally developed capitalized software partially offset these increases during the first six months of 2019. Continuous focus on development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development, which in turn reduced operating expense. We capitalized $27.3 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software, including Morningstar Cloud, and PitchBook in the first six months of 2019 compared to $26.2 million in the first six months of 2018.

Sales and marketing

Sales and marketing expense increased $6.3 million in the second quarter of 2019, primarily due to higher compensation and sales commission expense. Compensation expense increased $2.6 million. Within compensation expense, salary expense increased $2.4 million and was partially offset by a decrease in bonus expense. Sales commission expense increased $2.1 million due to strong PitchBook sales performance.

For the first six months of 2019, sales and marketing expense increased $7.8 million, reflecting a $4.1 million increase in compensation expense. Within compensation expense, salary expense increased $4.6 million and was partially offset by a decrease of $1.5 million in bonus expense. Stock-based compensation also increased $1.2 million during the first six months of 2019 and was primarily driven by the continued achievement of incentive targets under the PitchBook management bonus plan.

General and administrative

General and administrative expense increased $8.0 million during the second quarter of 2019. Rent expense increased $3.1 million in connection with planned expansion and lease renewals in certain geographies. Professional fees increased $1.7 million during the quarter, primarily due to transaction-related expenses associated with advisory fees for the acquisition of DBRS. Stock-based compensation was higher by $1.4 million primarily driven by continued achievement of incentive targets under the PitchBook management bonus plan. Compensation expense also increased $1.4 million during the second quarter of 2019.

For the first six months of 2019, general and administrative expense increased $16.6 million due to the same factors listed above. Rent expense increased $5.3 million and stock-based compensation increased $3.8 million. Professional fees and compensation expense increased $2.5 million and $2.4 million, respectively.

Depreciation and amortization

Depreciation expense increased $2.6 million in the second quarter of 2019, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense decreased $0.3 million as certain intangible assets from some of our earlier acquisitions are now fully amortized.

For the first six months of 2019, depreciation expense increased $3.6 million, largely driven by capitalized software development incurred over the past several years. Intangible amortization expense decreased $0.7 million.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $9.4 million for the remainder of 2019. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2019	2018	Change		2019	2018	Change
Operating income	$50.8	$53.6	(5.2)%		$100.3	$101.1	(0.8)%
% of revenue	18.5%	21.2%	(2.7)	pp	18.8%	20.4%	(1.6)	pp

Consolidated operating income decreased $2.8 million in the second quarter of 2019, reflecting an increase in operating expenses of $24.3 million, which was partially mitigated by an increase in revenue of $21.5 million

Consolidated operating income decreased $0.8 million in the first six months of 2019 as operating expenses increased $37.7 million and revenue increased $36.9 million.

Non-Operating Income (Expense), Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income (expense), net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Interest income	$0.8	$0.6	$1.2	$1.1
Interest expense	(0.1)	(1.3)	(1.2)	(2.1)
Gain on sale of investments, net	(0.2)	0.1	0.4	0.6
Gain on sale of product line	—	—	—	10.5
Other expense, net	1.8	2.0	(1.4)	0.6
Non-operating income (expense), net	$2.3	$1.4	$(1.0)	$10.7

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

Equity in net income (loss) of unconsolidated entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Equity in net income (loss) of unconsolidated entities	$0.7	$(0.4)	$(0.8)	$(1.9)

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Income before income taxes and equity in net income (loss) of unconsolidated entities	$53.1	$55.0	$99.3	$111.8
Equity in net income (loss) of unconsolidated entities	0.7	(0.4)	(0.8)	(1.9)
Total	$53.8	$54.6	$98.5	$109.9
Income tax expense	$11.7	$12.8	$23.2	$26.2
Effective tax rate	21.7%	23.4%	23.6%	23.8%

Our effective tax rate in the second quarter and first six months of 2019 was 21.7% and 23.6%, reflecting respective decreases of 1.7 and 0.2 percentage points compared with the same periods in the prior year. The decreases were primarily attributable to current year tax benefits from favorable provisions of the Tax Reform Act.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents, and investments of $413.9 million, an increase of $18.0 million compared with $395.9 million as of December 31, 2018. The increase reflects cash provided by operating activities partially offset by $55.0 million of repayments of long-term debt, $37.0 million of capital expenditures, dividends paid of $23.9 million, and $9.9 million for employee taxes paid from withholding of restricted stock units. We also used $4.9 million to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2018, but settled and paid in January 2019.

Cash provided by operating activities is our main source of cash. In the first six months of 2019, cash provided by operating activities was $146.2 million, reflecting $147.4 million of net income, adjusted for non-cash items, and offset by $1.2 million in negative changes from our net operating assets and liabilities, which included bonus payments of $62.0 million.

As of June 30, 2019, we were party to a credit agreement with a maturity date of December 21, 2020 and a borrowing capacity of up to $300.0 million. We had an outstanding principal balance of $15.0 million as of June 30, 2019, leaving borrowing availability of $285.0 million. The credit agreement also contained financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.00 to 1.00 and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of June 30, 2019. On July 2, 2019, we entered into a new senior credit agreement, the initial borrowings under which were made primarily to finance the DBRS acquisition, and repaid all outstanding obligations under the prior credit agreement. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our new senior credit agreement.

We believe our available cash balances and investments, along with cash generated from operations and our borrowing capacity under our credit agreement, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $26.5 million, or 91% of our total investments balance as of June 30, 2019) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 56% of our cash, cash equivalents, and investments balance as of June 30, 2019 was held by our operations outside the U.S., down from approximately 67% as of December 31, 2018. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2019, our board of directors approved a regular quarterly dividend of $0.28 per share, or $12.0 million, payable on July 31, 2019 to shareholders of record as of July 5, 2019.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first six months of 2019, we repurchased a total of 41,935 shares for $4.6 million and had approximately $474.4 million available for future repurchases as of June 30, 2019.

We expect to continue making capital expenditures in 2019, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations. We continue to adopt more public cloud and software as a service applications for new initiatives and are in the process of migrating relevant parts of our data centers to the public cloud over the next several years. During this migration, we expect to run certain applications and infrastructure in parallel. These actions will have some transitional effects on our level of capital expenditures and operating expenses.

Consolidated Free Cash Flow

As described in more detail above, we define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cash provided by operating activities	$87.2	$69.8	24.9%	$146.2	$129.7	12.7%
Capital expenditures	(18.3)	(18.0)	1.7%	(37.0)	(35.6)	3.9%
Free cash flow	$68.9	$51.8	33.0%	$109.2	$94.1	16.0%

We generated free cash flow of $68.9 million in the second quarter of 2019, an increase of $17.1 million compared with the second quarter of 2018. The change primarily reflects a $17.4 million increase in cash provided by operating activities.

In the first six months of 2019, we generated free cash flow of $109.2 million, an increase of $15.1 million compared with free cash flow of $94.1 million in the same period of 2018. The increase reflects a $16.5 million increase in cash provided by operating activities as well as a $1.4 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2019:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2019	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	11/26/2018	4/30/2020	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	400,000	20,866,707

______________________
(1) This column reflects an estimate of the number of shares Joe Mansueto will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2019, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2019 and restricted stock units that will vest by August 29, 2019. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2019. Joe may amend or terminate his Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2019, our cash, cash equivalents, and investments balance was $413.9 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $0.1 million impact on our interest expense, based on our outstanding principal balance and LIBOR rates around June 30, 2019.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2019:

	Six months ended June 30, 2019
(in millions, except foreign currency rates)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2019	1.1376	1.2704	0.7029	—

Percentage of revenue	4.9%	6.9%	3.6%	8.9%
Percentage of operating income (loss)	13.7%	(0.1)%	2.9%	(11.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(2.5)	$(4.3)	$(2.0)	$(4.2)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.3)	$—	$(0.3)	$1.5

The table below shows our net investment exposure to foreign currencies as of June 30, 2019:

	As of June 30, 2019
(in millions)	Euro	British Pound	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$104.4	$152.7	$59.8	$215.2
Liabilities	77.4	33.1	22.1	48.4
Net currency position	$27.0	$119.6	$37.7	$166.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(2.7)	$(12.0)	$(3.8)	$(16.7)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
April 1, 2019 - April 30, 2019	—	$—	—	$474,439,476
May 1, 2019 - May 31, 2019	—	—	—	474,439,476
June 1, 2019 - June 30, 2019	—	—	—	474,439,476
Total	—	$—	—

Item 6.	Exhibits

Exhibit No	Description of Exhibit

2.1
Agreement and Plan of Merger, dated May 28, 2019, by and among Morningstar, Inc., Alpine Merger Co., Ratings Acquisition Corp and Shareholder Representative Services LLC (incorporated by reference to Morningstar, Inc.’s Current Report on Form 8-K filed with the SEC on June 3, 2019).

10.1	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement

10.2	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement

10.3	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement

10.4
Credit Agreement dated as July 2, 2019 among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A. (incorporated by reference to Morningstar, Inc.'s Current Report on Form 8-K filed wtih the SEC on July 3, 2019).

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

101
The following information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 26, 2019 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 26, 2019	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer