Form 10-Q
period 2019-09-30
Morningstar, Inc.
filed 2019-10-31
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2019, there were 42,809,867 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018

Revenue	$313.8	$261.3	$846.6	$757.2

Operating expense:
Cost of revenue	128.4	100.0	341.0	302.2
Sales and marketing	44.0	35.8	129.7	113.7
General and administrative	57.2	35.4	142.0	103.6
Depreciation and amortization	34.6	24.7	84.0	71.2
Total operating expense	264.2	195.9	696.7	590.7

Operating income	49.6	65.4	149.9	166.5

Non-operating income, net:
Interest expense, net	(4.8)	(0.2)	(4.8)	(1.2)
Gain on sale of investments, reclassified from other comprehensive income	0.3	0.3	0.7	0.9
Gain on sale of product line	—	—	—	10.5
Gain on sale of equity investments	19.5	5.6	19.5	5.6
Other income (expense), net	(1.1)	1.6	(2.5)	2.2
Non-operating income, net	13.9	7.3	12.9	18.0

Income before income taxes and equity in net income (loss) of unconsolidated entities	63.5	72.7	162.8	184.5

Equity in net income (loss) of unconsolidated entities	(1.1)	0.3	(1.9)	(1.6)

Income tax expense	13.3	16.1	36.5	42.3

Consolidated net income	$49.1	$56.9	$124.4	$140.6

Net income per share:
Basic	$1.15	$1.33	$2.91	$3.30
Diluted	$1.14	$1.32	$2.89	$3.27

Dividends per common share:
Dividends declared per common share	$—	$—	$0.56	$0.50
Dividends paid per common share	$0.28	$0.25	$0.84	$0.75

Weighted average shares outstanding:
Basic	42.8	42.6	42.7	42.6
Diluted	43.2	43.1	43.1	43.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018

Consolidated net income	$49.1	$56.9	$124.4	$140.6

Other comprehensive loss:
Foreign currency translation adjustment	(18.3)	(6.1)	(17.7)	(20.2)
Unrealized gains on securities, net of tax:
Unrealized holding gains arising during the period	0.2	0.5	2.4	0.8
Reclassification gains included in net income	(0.3)	(0.2)	(0.6)	(0.7)
Other comprehensive loss	(18.4)	(5.8)	(15.9)	(20.1)

Comprehensive income	$30.7	$51.1	$108.5	$120.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2019 (unaudited)	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$321.8	$369.3
Investments	31.0	26.6
Accounts receivable, less allowance of $2.8 and $4.0, respectively	168.0	172.2
Income tax receivable	0.4	1.8
Deferred commissions	15.8	14.8
Other current assets	23.7	16.9
Total current assets	560.7	601.6
Goodwill	1,015.8	556.7
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $400.7 and $351.7, respectively	151.5	143.5
Operating lease assets	138.2	—
Intangible assets, net	335.7	73.9
Investments in unconsolidated entities	59.9	63.1
Deferred commissions	11.7	10.3
Other assets	9.0	4.7
Total assets	$2,282.5	$1,453.8

Liabilities and equity
Current liabilities:
Deferred revenue	$240.0	$195.8
Accrued compensation	107.7	109.5
Accounts payable and accrued liabilities	36.9	54.4
Long-term debt	11.0	—
Operating lease liabilities	33.3	—
Other current liabilities	2.8	3.1
Total current liabilities	431.7	362.8
Operating lease liabilities	132.3	—
Accrued compensation	12.5	11.8
Deferred tax liability, net	85.1	22.2
Long-term debt	534.8	70.0
Deferred revenue	32.0	14.2
Other long-term liabilities	12.2	38.1
Total liabilities	1,240.6	519.1

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,809,867 and 42,624,118 shares were outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock at cost, 10,844,603 and 10,816,672 shares as of September 30, 2019 and December 31, 2018, respectively	(729.4)	(726.8)
Additional paid-in capital	646.9	621.7
Retained earnings	1,215.3	1,114.8
Accumulated other comprehensive loss:
Currency translation adjustment	(92.2)	(74.5)
Unrealized gain (loss) on available-for-sale investments	1.3	(0.5)
Total accumulated other comprehensive loss	(90.9)	(75.0)
Total equity	1,041.9	934.7
Total liabilities and equity	$2,282.5	$1,453.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2019 and 2018

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	—	(731.4)	633.7	1,136.1	(70.2)	968.2

Net income		—	—	—	42.1	—	42.1
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.1		—	—	—	—	0.3	0.3
Reclassification of adjustments for loss included in net income, net of income tax of $0.1		—	—	—	—	0.2	0.2
Foreign currency translation adjustment, net		—	—	—	—	(2.8)	(2.8)
Other comprehensive loss		—	—	—	—	(2.3)	(2.3)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	107,309	—	1.0	(6.3)	—	—	(5.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2
Stock-based compensation		—	—	12.5	—	—	12.5
Dividends declared ($0.28 per share)		—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2019	42,763,022	$—	$(730.4)	$640.1	$1,166.2	$(72.5)	$1,003.4

Net income		—	—	—	49.1	—	49.1
Other comprehensive loss:
Unrealized gain on available-for-sale investments		—	—	—	—	0.2	0.2

Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.3)	(0.3)
Foreign currency translation adjustment, net		—	—	—	—	(18.3)	(18.3)
Other comprehensive loss		—	—	—	—	(18.4)	(18.4)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	46,845	—	1.0	(4.0)	—	—	(3.0)
Stock-based compensation		—	—	10.8	—	—	10.8
Balance as of September 30, 2019	42,809,867	$—	$(729.4)	$646.9	$1,215.3	$(90.9)	$1,041.9

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09					17.0		17.0
Net income		—	—	—	41.9	—	41.9
Other comprehensive income:
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	7.5	7.5
Other comprehensive income, net		—	—	—	—	7.1	7.1
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	79,050	—	—	(4.1)	—	—	(4.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.4	—	—	4.4
Stock-based compensation		—	—	6.6	—	—	6.6
Common shares repurchased	(92,529)	—	(8.9)	—	—	—	(8.9)
Dividends declared ($0.25 per share)		—	—	—	(10.6)	—	(10.6)
Balance as of March 31, 2018	42,534,228	$—	$(717.1)	$607.9	$1,007.0	$(39.5)	$858.3

Net income		—	—	—	41.8	—	41.8
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.3		—	—	—	—	0.3	0.3
Reclassification of adjustments for gain included in net income, net of income tax of $0.1		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	(21.6)	(21.6)
Other comprehensive loss		—	—	—	—	(21.4)	(21.4)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	118,598	—	1.2	(6.4)	—	—	(5.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2

Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(16,760)	—	(1.6)	—	—	—	(1.6)
Dividends declared ($0.25 per share)		—	—	—	(10.7)	—	(10.7)
Balance as of June 30, 2018	42,636,066	$—	$(717.5)	$611.7	$1,038.1	$(60.9)	$871.4

Net income		—	—	—	56.9	—	56.9
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.2		—	—	—	—	0.5	0.5
Reclassification of adjustments for gain included in net income		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	(6.1)	(6.1)
Other comprehensive loss		—	—	—	—	(5.8)	(5.8)
Issuance of common stock related to option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	34,662	—	0.5	(2.6)	—	—	(2.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	7.3	—	—	7.3
Balance as of September 30, 2018	42,670,728	$—	$(717.0)	$616.3	$1,095.0	$(66.7)	$927.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2019	2018

Operating activities
Consolidated net income	$124.4	$140.6
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	84.0	71.2
Deferred income taxes	(2.8)	6.5
Stock-based compensation expense	33.3	23.9
Provision for bad debt	0.6	2.6
Equity in net loss of unconsolidated entities	1.9	1.6
Gain on sale of product line	—	(10.5)
Gain on sale of equity investments	(19.5)	(5.6)
Other, net	1.4	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	30.6	(29.1)
Accounts payable and accrued liabilities	(5.0)	5.9
Accrued compensation and deferred commissions	(8.1)	(7.6)
Income taxes, current	(6.2)	(13.7)
Deferred revenue	21.0	21.0
Other assets and liabilities	(3.7)	6.0
Cash provided by operating activities	251.9	209.5

Investing activities
Purchases of investments	(28.1)	(23.7)
Proceeds from maturities and sales of investments	27.8	22.3
Capital expenditures	(57.1)	(55.2)
Acquisitions, net of cash acquired	(673.9)	—
Proceeds from sale of a product line	—	10.5
Proceeds from sale of equity investments	17.0	7.9
Purchases of equity investments	(1.4)	(0.5)
Other, net	(0.6)	(0.3)
Cash used for investing activities	(716.3)	(39.0)

Financing activities
Common shares repurchased	(4.9)	(10.8)
Dividends paid	(35.9)	(31.9)
Proceeds from long-term debt	610.0	—
Repayment of long-term debt	(132.8)	(90.0)
Proceeds from stock-option exercises	0.1	0.1
Employee taxes paid from withholding of restricted stock units	(12.8)	(11.5)
Other, net	(0.4)	(1.1)
Cash provided by (used for) financing activities	423.3	(145.2)

Effect of exchange rate changes on cash and cash equivalents	(6.4)	(10.5)
Net increase (decrease) in cash and cash equivalents	(47.5)	14.8
Cash and cash equivalents—beginning of period	369.3	308.2
Cash and cash equivalents—end of period	$321.8	$323.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45.9	$55.3
Cash paid for interest	$6.5	$2.7
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$2.4	$(0.2)

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

Income Statement-Reporting Comprehensive Income: On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Reform Act’s reduction of the U.S. federal corporate income tax rate. The new standard became effective for us on January 1, 2019 and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We did not elect to reclassify any stranded tax effects from accumulated other comprehensive income (loss) to retained earnings; therefore, the adoption did not have an impact on our consolidated financial statements and related disclosures.

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

Codification Improvements to Investments - Debt and Equity Securities: On July 17, 2018, the FASB issued ASU No. 2018-09, Codification Improvements (ASU No. 2018-09), which modifies the disclosure requirements on debt and equity securities related to ASC 320, Investments - Debt and Equity Securities. ASU No. 2018-09 removes the requirement for these disclosures when an entity provides summarized interim financial information. The new standard became effective for us on January 1, 2019. The adoption did not have an impact on our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

Current Expected Credit Losses: On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard is effective for us on January 1, 2020. Early adoption is permitted. On April 25, 2019, the FASB issued ASU No. 2019-04, Codification Improvements (ASU No. 2019-04), which clarifies certain aspects of accounting for credit losses. On May 15, 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (ASU No. 2019-05), which allows entities to elect the fair value option on certain financial instruments. We believe that the most notable impact of these standards may relate to our processes around the assessment of the adequacy of our allowance for doubtful accounts on accounts receivable and the recognition of credit losses. We are finalizing our evaluation of the impact of adopting ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05 on our consolidated financial statements and related disclosures.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU No. 2018-13), which eliminates, adds and modifies certain disclosure requirements around items such as transfers between Level 1 and 2, policy of timing of transfers, and valuation process for Level 3. The new standard is effective for us on January 1, 2020. We are finalizing our evaluation of the impact of adopting ASU No. 2018-13 on our consolidated financial statements and related disclosures.

Cloud Computing: On August 29, 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU No. 2018-15), which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. Under ASU No. 2018-15, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures. The new standard is effective for us on January 1, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date this guidance is first applied or retrospectively. We are finalizing our evaluation of the impact of adopting ASU No. 2018-15 on our consolidated financial statements and related disclosures.

3. Credit Arrangements

Long-term debt

The following table summarizes our long-term debt as of September 30, 2019 and December 31, 2018.

(in millions)	As of September 30, 2019	As of December 31, 2018
July 2019 Term Facility, net of unamortized debt issuance costs of $1.4 million	$445.8	$—
July 2019 Revolving Credit Facility	100.0	—
Prior Revolving Credit Facility	—	70.0
Total debt	$545.8	$70.0
Less: Current portion of long-term debt, net of unamortized debt issuance costs of $0.3 million	11.0	—
Long-term debt	$534.8	$70.0

Credit Agreement
In connection with the acquisition of Ratings Acquisition Corp (DBRS) on July 2, 2019, the Company entered into a new senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The new Credit Agreement will expire on July 2, 2024.
The interest rate applicable to any loan under the Credit Agreement is, at our option, either: (i) the applicable London interbank offered rate (LIBOR) plus an applicable margin for such loans, which ranges between 1.00% and 1.50%, based on our consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.50%, based on our consolidated leverage ratio.
The proceeds of the Term Facility and initial borrowings under the Revolving Credit Facility were used to finance the acquisition of DBRS. The proceeds of future borrowings under the Revolving Credit Facility may be used for working capital, capital expenditures and any other lawful corporate purpose.

The portions of deferred debt issuance costs related to the Revolving Credit Facility are included in other current and other non-current assets, and the portion of deferred debt issuance costs related to the Term Facility is reported as a reduction to the carrying amount of the Term Facility. Amortization of debt issuance costs is recorded as interest expense over the term of the Credit Agreement.

Prior Revolving Credit Facility
The new Credit Agreement replaced the prior $300.0 million five-year credit facility (the Prior Revolving Credit Facility), which was scheduled to expire on December 21, 2020. The Prior Revolving Credit Facility was repaid and terminated by the Company upon execution of the Credit Agreement.

In December 2018, we amended the Prior Revolving Credit Facility to extend the maturity date to December 21, 2020 with no other changes in terms. The credit agreement provided us with a borrowing capacity of up to $300.0 million and provided for issuance of up to $25.0 million of letters of credit. The interest rate applicable to any loan under the credit agreement was, at our option, either: (i) the applicable LIBOR plus an applicable margin for such loans, which ranged between 1.00% and 1.75%, based on our consolidated leverage ratio or (ii) the lender’s base rate plus the applicable margin for such loans which ranged between 2.00% and 2.75%, based on our consolidated leverage ratio.
Compliance with Covenants
The Credit Agreement contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2019.

4. Acquisitions, Divestitures, Goodwill, and Other Intangible Assets

Acquisitions

On July 2, 2019, we acquired 100% of voting equity interests of DBRS for total cash consideration of $682.1 million. DBRS delivers comprehensive credit rating services and ongoing surveillance to customers in various market sectors across Europe, the U.S., and Canada. The combination of DBRS with Morningstar Credit Ratings' business (collectively, DBRS Morningstar) will expand global asset class coverage and provide investors with fixed-income analysis and research through the combined platform.
We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on July 2, 2019. DBRS Morningstar contributed $49.6 million of revenue and $51.6 million of operating expense during the three-month period ended September 30, 2019. We incurred transaction-related costs of $1.1 million and $2.9 million during the third quarter and first nine months of 2019.
The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Morningstar was the accounting acquirer for purposes of accounting for the business combination. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of September 30, 2019, and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
As of September 30, 2019, we completed our initial determination of the fair values of the acquired, identifiable assets and liabilities based on the information available. The primary areas that are not yet finalized due to information that may become available subsequently and may result in changes in the values assigned to various assets and liabilities include assumed current and deferred tax assets and liabilities. If additional information that existed as the time of the acquisition date becomes available within 12 months of the acquisition date, there may be adjustments to the initial fair value measurements.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)
Cash consideration transferred	$682.1

Cash and cash equivalents	$8.5
Accounts receivable	30.0
Property, equipment, and capitalized software, net	12.9
Intangible assets, net	288.2
Goodwill	468.3
Operating lease asset	33.5
Other current and non-current assets	4.4
Deferred revenue	(43.3)
Deferred tax liability, net	(65.6)
Operating lease liability	(33.5)
Other current and non-current liabilities	(21.3)
Total fair value of DBRS	$682.1

Accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.
The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $288.2 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$223.2	10
Technology-based assets	29.4	6
Intellectual property (trademarks)	35.6	6
Total intangible assets	$288.2

We recognized a preliminary net deferred tax liability of $65.6 million mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.
Goodwill of $468.3 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.
Unaudited Pro Forma Information for DBRS Acquisition
The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018, as if we had completed the acquisition as of January 1, 2018.
This unaudited pro forma information is presented for illustrative purposes and is not intended to represent or be indicative of the actual results of operations or expected synergies of DBRS Morningstar that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, nor is it intended to represent or be indicative of future results of operations.
In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired, depreciation expense due to changes in estimated remaining useful lives of long-lived assets, reduction in revenue as a result of the fair value adjustments to deferred revenue, and interest expense incurred on the long-term debt.

Unaudited Pro Forma Financial Information	Nine months ended September 30,
(in millions, except for per share amount)	2019	2018
Revenue	$926.8	$880.6
Operating income	150.6	172.4
Net income	120.6	138.1

Basic net income per share	$2.82	$3.24
Diluted net income per share	$2.80	$3.21

Divestitures

During the third quarter of 2019, we divested our equity interest in one of our unconsolidated entities and recorded a gain of $19.5 million related to the sale and received $16.7 million of proceeds.

Goodwill

The following table shows the changes in our goodwill balances from December 31, 2018 to September 30, 2019:

(in millions)
Balance as of December 31, 2018	$556.7
Acquisition of DBRS	468.3
Foreign currency translation	(9.2)
Balance as of September 30, 2019	$1,015.8

We did not record any impairment losses in the first nine months of 2019 and 2018. We perform our annual impairment reviews in the fourth quarter or when triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2019				As of December 31, 2018
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Intellectual property	$65.7	$(31.0)	$34.7	8	$30.8	$(29.2)	$1.6	9
Customer-related assets	372.9	(121.3)	251.6	11	153.0	(111.7)	41.3	12
Supplier relationships	0.2	(0.1)	0.1	20	0.2	(0.1)	0.1	20
Technology-based assets	155.4	(106.3)	49.1	7	126.9	(96.3)	30.6	7
Non-competition agreements	2.4	(2.2)	0.2	5	2.4	(2.1)	0.3	5
Total intangible assets	$596.6	$(260.9)	$335.7	10	$313.3	$(239.4)	$73.9	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Amortization expense	$13.3	$5.2	$23.1	$15.7

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2019 and subsequent years as follows:

(in millions)
Remainder of 2019 (from October 1 through December 31)	$10.4
2020	50.6
2021	47.3
2022	39.4
2023	39.4
Thereafter	148.6

Our estimates of future amortization expense for intangible assets may be affected by acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Basic net income per share:
Consolidated net income	$49.1	$56.9	$124.4	$140.6

Weighted average common shares outstanding	42.8	42.6	42.7	42.6

Basic net income per share	$1.15	$1.33	$2.91	$3.30

Diluted net income per share:
Consolidated net income	$49.1	$56.9	$124.4	$140.6

Weighted average common shares outstanding	42.8	42.6	42.7	42.6
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.5	0.4	0.4
Weighted average common shares outstanding for computing diluted income per share	43.2	43.1	43.1	43.0

Diluted net income per share	$1.14	$1.32	$2.89	$3.27

During the periods presented, there were no anti-dilutive restricted stock units, performance share awards, or market stock units to exclude from our calculation of diluted earnings per share.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
License-based	$204.6	$196.7	$601.0	$559.5
Asset-based	54.5	50.5	155.9	149.9
Transaction-based	54.7	14.1	89.7	47.8
Consolidated revenue	$313.8	$261.3	$846.6	$757.2

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue is sourced from Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, and other similar products.

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

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue includes DBRS Morningstar, Internet Advertising Sales, and conferences. DBRS Morningstar may include surveillance services, which are recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance as of September 30, 2019 had a net increase of $62.0 million, primarily driven by cash payments received or due in advance of satisfying our performance obligations. We recognized $187.4 million of revenue in the nine-month period ended September 30, 2019 that was included in the contract liabilities balance as of December 31, 2018.

We expect to recognize revenue related to our contract liabilities for the remainder of 2019 and subsequent years as follows:

(in millions)	As of September 30, 2019
Remainder of 2019 (from October 1 through December 31)	$157.6
2020	276.7
2021	79.9
2022	32.3
2023	13.5
Thereafter	58.5
$618.5

The aggregate amount of revenue we expect to recognize for the remainder of 2019 and subsequent years is higher than our contract liability balance of $272.0 million as of September 30, 2019. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have partially satisfied performance obligations.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our asset-based and transaction-based contracts as of September 30, 2019. We are applying the optional exemption as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For license-based contracts, the consideration received for services performed is based on future user count, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by the number of user licenses. For asset-based contracts, the consideration received for services performed is based on future asset values, which will be known at the time the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or significant movements in the market. For transaction-based contracts, such as internet advertising, the consideration received for services performed is based on the number of impressions, which will be known once impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period.

The table above does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts as of September 30, 2019. We are applying the optional exemption as the performance obligations for such contracts have an expected duration of one year or less. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first nine months of 2019.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2019	As of December 31, 2018
Accounts receivable, less allowance	$168.0	$172.2
Deferred commissions	15.8	14.8
Deferred commissions, non-current	11.7	10.3
Total contract assets	$195.5	$197.3

The following table shows the change in our deferred commissions balance from December 31, 2018 to September 30, 2019:

(in millions)
Balance as of December 31, 2018	$25.1
Commissions earned and capitalized	16.9
Amortization of capitalized amounts	(14.5)
Balance as of September 30, 2019	$27.5

7. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. As a result of our acquisition of DBRS, we evaluated our single reportable segment and determined the acquisition had no impact on our segment reporting. Because we have a single reportable segment, all required financial segment information can be found directly in the Consolidated Financial Statements. The accounting policies for our reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies” included in the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
United States	$225.3	$198.7	$628.4	$566.0

United Kingdom	27.0	17.9	63.9	54.6
Continental Europe	22.3	20.1	63.6	60.3
Australia	9.7	9.9	29.2	31.2
Canada	20.7	7.4	36.4	22.6
Asia	7.3	5.9	20.4	18.1
Other	1.5	1.4	4.7	4.4
Total International	88.5	62.6	218.2	191.2

Consolidated revenue	$313.8	$261.3	$846.6	$757.2

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of September 30, 2019	As of December 31, 2018
United States	$129.4	$126.4

United Kingdom	5.5	3.8
Continental Europe	2.1	1.3
Australia	4.2	5.0
Canada	2.8	0.3
Asia	6.9	6.5
Other	0.6	0.2
Total International	22.1	17.1

Consolidated property, equipment, and capitalized software, net	$151.5	$143.5

Operating lease assets by geographical area

(in millions)	As of September 30, 2019	As of December 31, 2018
United States	$81.8	$—

United Kingdom	12.4	—
Continental Europe	7.5	—
Australia	5.9	—
Canada	7.7	—
Asia	22.2	—
Other	0.7	—
Total International	56.4	—

Consolidated operating lease assets	$138.2	$—

As of December 31, 2018, there were no operating lease assets on the balance sheet as Topic 842 became effective for the Company on January 1, 2019.

The long-lived assets by geographical area do not include deferred commissions, non-current, as the balance is not significant.

8. Fair Value Measurements

As of September 30, 2019 and December 31, 2018, our investment balances totaled $31.0 million and $26.6 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

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

A contract is or contains an embedded lease if the contract meets all of the below criteria:

•	There is an identified asset;

•	We obtain substantially all of the economic benefits of the asset; and

•	We have the right to direct the use of the asset.

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

Our leases have remaining lease terms of approximately 1 year to 14 years, which may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The following table summarizes our operating assets and lease liabilities:

Leases (in millions)	Balance Sheet Classification	As of September 30, 2019
Assets
Operating	Operating lease assets	$138.2

Liabilities
Current
Operating	Operating lease liabilities	$33.3
Non-current
Operating	Operating lease liabilities, non-current	132.3
Total lease liabilities		$165.6

Our operating lease expense for the three and nine months ended September 30, 2019 was $9.1 million and $24.9 million, respectively. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.7 million and $9.4 million for the three and nine months ended September 30, 2019, respectively. We made lease payments of $7.0 million and $21.4 million during the three and nine months ended September 30, 2019, respectively.

The following table summarizes our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2019 (October 1 through December 31)	$9.6
2020	39.7
2021	35.9
2022	23.2
2023	19.7
Thereafter	63.2
Total lease payments	191.3
Adjustment for discount to present value	25.7
Total	$165.6

As of September 30, 2019, we had $22.8 million of executed operating leases included in the table above, primarily for office space, that have not yet commenced. These leases will commence over the remainder of 2019 and 2020 with lease terms of 9 years to 10 years.

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2019
Weighted-average remaining lease term (in years)	6.60

Weighted-average discount rate	4.1%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All of our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Cost of revenue	$3.2	$3.1	$10.0	$9.0
Sales and marketing	1.4	0.8	4.2	2.5
General and administrative	6.2	3.4	19.1	12.4
Total stock-based compensation expense	$10.8	$7.3	$33.3	$23.9

As of September 30, 2019, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $47.4 million, which we expect to recognize over a weighted average period of 28 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.5	$72.7	$162.8	$184.5
Equity in net income (loss) of unconsolidated entities	(1.1)	0.3	(1.9)	(1.6)
Total	$62.4	$73.0	$160.9	$182.9
Income tax expense	$13.3	$16.1	$36.5	$42.3
Effective tax rate	21.3%	22.1%	22.7%	23.1%

Our effective tax rate in the third quarter and first nine months of 2019 was 21.3% and 22.7%, reflecting nominal decreases compared with the same periods in the prior year.

Unrecognized Tax Benefits

The table below provides information regarding our gross unrecognized tax benefits as of September 30, 2019 and December 31, 2018, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2019	As of December 31, 2018
Gross unrecognized tax benefits	$12.6	$13.1
Gross unrecognized tax benefits that would affect income tax expense	12.6	13.1
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	12.4	12.6

The table below summarizes our liabilities for unrecognized tax benefits as of September 30, 2019 and December 31, 2018. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2019	As of December 31, 2018
Current liability	$9.5	$6.6
Non-current liability	4.2	7.1
Total liability for unrecognized tax benefits	$13.7	$13.7

Because we conduct business globally, we file income tax returns in United States (U.S.) federal, state, local, and foreign jurisdictions. We are currently under audit by federal and various state and local tax authorities in the U.S., as well as tax authorities in certain non-U.S. jurisdictions. It is possible that the examination phase of some of our current audits will conclude in 2019. It is not possible to reasonably estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 72% of our cash, cash equivalents, and investments balance as of September 30, 2019 was held by our operations outside of the U.S. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the U.S., along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring additional repatriation of earnings from these foreign subsidiaries.

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

12. Contingencies

We record accrued liabilities for litigation, regulatory, and other business matters when those matters represent loss contingencies that are both probable and estimable. In these cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As litigation, regulatory, or other business matters develop, we evaluate whether any such matter presents a loss contingency that is probable and estimable on an ongoing basis.

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is subject to audit by the third-party vendors, and we also regularly review our compliance with the terms of the licenses. We are undergoing several such third-party vendor audits and internal reviews, and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a variety of factors, including lack of available information and data, the unique nature of each audit and internal review, as well as potential variations of the audit or internal review findings, we are not able to reasonably estimate a possible loss, or range of losses, for some matters. While we cannot predict the outcomes, we do not believe the results of any audits will have a material adverse effect on our business, operating results, or financial position.

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

As of September 30, 2019, we repurchased a total of 244,180 shares for $25.6 million under this authorization, leaving approximately $474.4 million available for future repurchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events, including the integration of DBRS Morningstar, or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	failing to differentiate our products and continuously create innovative, proprietary research tools;

•	liability related to the storage of personal information related to individuals as well as portfolio and account-level information;

•	inadequacy of our business continuity program in the event of a material emergency or adverse political or regulatory developments;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	trends in the asset management industry, including the decreasing popularity of actively managed investment vehicles and increased industry consolidation;

•	an outage of our database, technology-based products and services, or network facilities or the movement of parts of our technology infrastructure to the public cloud;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit rating operations;

•	volatility in the financial sector, global financial markets, and global economy and its effect on our revenue from asset-based fees and credit ratings business;

•	the failure of acquisitions and other investments to be efficiently integrated and produce the results we anticipate;

•	the failure to recruit, develop, and retain qualified employees;

•	challenges faced by our non-U.S. operations, including the concentration of data and development work at our offshore facilities in China and India;

•	liability relating to the acquisition or redistribution of data or information we acquire or errors included therein; and

•	the failure to protect our intellectual property rights or claims of intellectual property infringement against us.

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

Industry Trends

Global equity markets experienced heightened volatility in the third quarter of 2019 on falling interest rates and increased concern over global trade wars; however, the Morningstar Global Markets Index, which contains stocks from 47 developed and emerging markets, represented little change from where the third quarter began. The Morningstar U.S. Market Index rose 1.3% in the third quarter as compared with a 1.5% decline in the Global Ex-U.S. Index. Morningstar’s Developed Markets Ex-U.S. Index decreased approximately 0.7% in the third quarter of 2019, while the Emerging Markets Index finished the same period down 3.9%.

U.S. fund assets, comprised of both long-term open-end and exchange-traded funds (ETFs), totaled $19.5 trillion as of September 30, 2019, compared with $19.0 trillion as of September 30, 2018. The U.S. ETF industry benefited from strong investor inflows, ending the third quarter of 2019 with about $4.1 trillion in assets under management, up from $3.7 trillion at the end of September 2018. Assets in U.S. long-term open-end funds also increased to $15.4 trillion as of September 30, 2019 from $15.3 trillion as of September 30, 2018. In the third quarter of 2019, investors continued to favor lower-cost, passively managed vehicles, as passively managed funds, including open-end funds and ETFs, attracted $78.6 billion of inflows over the three-month period compared with about $23.9 billion of outflows for actively managed funds. Morningstar estimates that investors added $59.2 billion to passively managed ETFs during the second quarter of 2019, while passively managed long-term open-end funds collected about $19.4 billion of inflows.

The fixed-income market generated relatively strong returns in the third quarter driven mainly by the continued decrease in interest rates, which pushed bond prices higher across the board. The Morningstar U.S. Core Bond Index, the broadest measure of the fixed-income universe, rose by 2.3%. The Morningstar U.S. Corporate Bond Index, which is a proxy for the investment-grade market, rose 3.0%. Despite robust returns year-to-date, Morningstar’s Emerging Market Composite Index rose only 1.4%, as economic weakness in Asia and the strong dollar combined to form a strong headwind for emerging market bonds throughout the third quarter.

Total U.S. venture capital (VC) investment reached $96.7 billion through the first three quarters, which puts 2019 on pace to be the second-highest year for VC investment behind record totals in 2018. Despite some high-profile setbacks in the IPO market, total exit value for 2019 is already at an all-time high of more than $200 billion. Fewer VC funds are being closed and 15 mega-funds have been raised YTD, with more on the horizon, laying the foundation for strong VC activity in the coming quarters.

The U.S. private equity (PE) industry is also experiencing another robust year in 2019 with activity approximately matching the figures posted through the first three quarters of 2018. On the year, PE activity reached nearly 4,000 deals and eclipsed half a trillion dollars in value. PE-backed exits, meanwhile, are experiencing a downturn as corporates are less willing to spend amidst economic uncertainty and the IPO market has been mixed. 2019 year-to-date fundraising nearly matches 2018’s full-year figures with a quarter remaining.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Revenue by type (1)
License-based (2)	$204.6	$196.7	4.0%	$601.0	$559.5	7.4%
Asset-based (3)	54.5	50.5	7.9%	155.9	149.9	4.0%
Transaction-based (4)	54.7	14.1	287.9%	89.7	47.8	87.7%

Key product area revenue (1)
Morningstar Data	$48.9	$46.5	5.2%	$146.3	$137.6	6.3%
Morningstar Direct	37.4	34.4	8.7%	110.5	102.5	7.8%
PitchBook	38.7	25.3	53.0%	106.1	70.0	51.6%
Morningstar Investment Management	29.8	27.9	6.8%	85.3	83.9	1.7%
DBRS Morningstar (5)	49.6	8.6	476.7%	69.7	24.6	183.3%
Morningstar Advisor Workstation	22.2	23.6	(5.9)%	66.8	68.2	(2.1)%
Workplace Solutions	20.0	19.1	4.7%	58.2	56.0	3.9%

	As of September 30,
	2019	2018	Change
Select business metrics
Morningstar Direct licenses	15,660	14,751	6.2%
PitchBook Platform licenses	32,587	20,195	61.4%
Advisor Workstation clients (U.S.)	167	180	(7.2)%
Morningstar.com Premium Membership subscriptions (U.S.)	111,424	117,340	(5.0)%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$65.5	$63.1	3.8%
Fiduciary Services	47.5	43.1	10.2%
Custom Models	34.3	29.5	16.3%
Workplace Solutions (total)	$147.3	$135.7	8.5%
Investment Management
Morningstar Managed Portfolios	$45.9	$45.6	0.7%
Institutional Asset Management	16.0	16.0	—%
Asset Allocation Services	7.7	10.6	(27.4)%
Investment Management (total)	$69.6	$72.2	(3.6)%

Asset value linked to Morningstar Indexes ($bil)	64.0	45.4	41.0%

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Average assets under management and advisement ($bil)	$216.9	$205.5	5.5%	$209.3	$201.9	3.7%
__________________________________________________________________________________________

(1) Key product area revenue and revenue by type includes the effect of foreign currency translation.

(2) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, and other similar products. Excluding the non-recurring revenue benefit from a $10.5 million license fee related to an amended license agreement included in the prior period results, license-based revenue grew 9.9% and 9.5% during the third quarter and first nine months of 2019, respectively.

(3) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.

(4) Transaction-based revenue includes DBRS Morningstar, internet advertising sales, and conferences.

(5) Revenue for the three and nine months ended September 30, 2018 reflects Morningstar Credit Ratings. Revenue for the first six months of 2019 includes revenue from Morningstar Credit Ratings only, while revenue for the three months ended September 30, 2019 reflects DBRS Morningstar.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2019	2018	Change		2019	2018	Change
Consolidated revenue	$313.8	$261.3	20.1%		$846.6	$757.2	11.8%
Operating income	49.6	65.4	(24.2)%		149.9	166.5	(10.0)%
Operating margin	15.8%	25.0%	(9.2)	pp	17.7%	22.0%	(4.3)	pp

Cash provided by operating activities	$105.7	$79.8	32.5%		$251.9	$209.5	20.2%
Capital expenditures	(20.1)	(19.6)	2.6%		(57.1)	(55.2)	3.4%
Free cash flow	$85.6	$60.2	42.2%		$194.8	$154.3	26.2%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	organic revenue - consolidated revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations;

•	international organic revenue - consolidated international revenue excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations;

•	adjusted operating income - consolidated operating income excluding acquisition-related amortization and integration expenses;

•	adjusted operating margin - consolidated operating margin excluding acquisition-related amortization and integration expenses; and

•	free cash flow - cash provided by or used for operating activities less capital expenditures.

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We present organic revenue and international organic revenue because we believe these non-GAAP measures help investors better compare period-over-period results.

We present adjusted operating income and adjusted operating margin to show the effect of the DBRS acquisition, better reflect period-over-period comparisons, and improve overall understanding of the underlying performance of the business absent the impact of the DBRS acquisition.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow to evaluate our business.

Consolidated Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Consolidated revenue	$313.8	$261.3	20.1%	$846.6	$757.2	11.8%

In the third quarter of 2019, consolidated revenue increased 20.1% to $313.8 million. Foreign currency movements had a negative impact in the quarter, reducing revenue by approximately $2.6 million.

License-based revenue grew 4.0% during the third quarter of 2019, driven by demand for PitchBook, Morningstar Direct, and Morningstar Data. PitchBook exhibited strong levels of both new account sales as well as existing client renewals and upgrades, which resulted in an increase in revenue of $13.4 million during the quarter. Strong contributions from international markets helped to drive revenue growth of $3.0 million and $2.4 million for both Morningstar Direct and Morningstar Data, respectively. During the third quarter of 2018, licensed-based revenue included a $10.5 million license fee related to an amended license agreement that did not recur in the third quarter of 2019.

Asset-based revenue increased 7.9% during the third quarter of 2019 supported by positive equity market performance. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $216.9 billion in the third quarter of 2019 compared with $205.5 billion in the third quarter of 2018.

Morningstar Investment Management revenue increased $1.9 million during the third quarter, primarily driven by the gross revenue contribution from the Morningstar Funds Trust of $2.9 million, which offset ongoing fee compression resulting from a shift in the asset mix toward lower-fee strategies. Revenue from Workplace Solutions increased $0.9 million during the quarter due to asset growth in custom models and fiduciary services. Total assets linked to Morningstar Indexes grew 41.0% over the prior year period, which contributed to revenue growth.

Transaction-based revenue nearly tripled during the third quarter of 2019, driven by the $41.0 million revenue contribution of the newly combined credit ratings operation, DBRS Morningstar. Excluding the impact of the combined credit ratings contribution, transaction-based revenue declined 8.1% due to decreases in advertising revenue on Morningstar.com, which declined 10.5% in the third quarter of 2019.

For the first nine months of 2019, consolidated revenue was up 11.8% to $846.6 million, compared with $757.2 million in the same period of 2018. Foreign currency movements had a negative effect in the first nine months of 2019, reducing revenue by approximately $11.1 million.

License-based revenue grew 7.4% during the first nine months of 2019 driven by PitchBook, Morningstar Data, and Morningstar Direct. Revenue from PitchBook, Morningstar Data, and Morningstar Direct increased $36.1 million, $8.7 million, and $8.0 million, respectively, due to the same factors listed above. Licensed-based revenue for the first nine months of 2018 also included a $10.5 million license fee related to an amended license agreement that did not recur in the first nine months of 2019.

Asset-based revenue increased 4.0% during the first nine months of 2019, primarily driven by Morningstar Managed Portfolios, Morningstar Indexes, and Workplace Solutions. Morningstar Managed Portfolios revenue increased $4.1 million, primarily driven by the gross revenue contribution of Morningstar Funds Trust of $6.3 million, which was offset by a shift in the asset mix toward lower fee strategies. Revenue from Morningstar Indexes increased $2.5 million, driven by the same factors described above. Workplace Solutions revenue increased $2.2 million due primarily to growth in custom models and fiduciary services. Average assets under management and advisement were approximately $209.3 billion in the first nine months of 2019 compared with $201.9 billion in the first nine months of 2018.

Transaction-based revenue grew 87.7% during the first nine months of 2019 from the $45.1 million revenue contribution of DBRS Morningstar. Excluding the impact of the combined credit ratings operations, transaction-based revenue declined 13.7% due to decreases in advertising revenue on Morningstar.com, which declined 16.9% in the first nine months of 2019.

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

The table below reconciles consolidated revenue to organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Consolidated revenue	$313.8	$261.3	20.1%	$846.6	$757.2	11.8%
Less: acquisitions	(49.6)	(8.6)	476.7%	(49.6)	(8.6)	476.7%
Less: divestitures	—	—	—	—	—	—
Less: adoption of accounting changes (1)	—	—	—	—	—	—
Effect of foreign currency translations	2.6	—	NMF	11.1	—	NMF
Organic revenue	$266.8	$252.7	5.6%	$808.1	$748.6	7.9%
___________________________________________________________________________________________
NMF - not meaningful

(1) On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), which had no impact on timing and recognition of revenue. See Note 2 and Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information.

Excluding revenue from DBRS Morningstar and the unfavorable impact of foreign currency translations, organic revenue increased 5.6% and 7.9% during the third quarter of 2019 and the first nine months of 2019, respectively.

The combination of DBRS and Morningstar’s U.S.-based credit ratings operations makes it difficult to ascribe the origin of revenue growth to either entity. As such, revenue from the entire credit ratings operation will be excluded from the reporting of organic revenue growth through the second quarter of 2020. Prior periods results have been adjusted to conform to this presentation. PitchBook, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during both periods.

Revenue by region

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
United States	$225.3	$198.7	13.4%	$628.4	$566.0	11.0%

United Kingdom	27.0	17.9	50.8%	63.9	54.6	17.0%
Continental Europe	22.3	20.1	10.9%	63.6	60.3	5.5%
Australia	9.7	9.9	(2.0)%	29.2	31.2	(6.4)%
Canada	20.7	7.4	179.7%	36.4	22.6	61.1%
Asia	7.3	5.9	23.7%	20.4	18.1	12.7%
Other	1.5	1.4	7.1%	4.7	4.4	6.8%
Total International	88.5	62.6	41.4%	218.2	191.2	14.1%

Consolidated revenue	$313.8	$261.3	20.1%	$846.6	$757.2	11.8%

International revenue comprised approximately 25% of our consolidated revenue in both the third quarter and first nine months of 2019 and 2018. Approximately 60% is generated by continental Europe and the U.K., with most of the remainder from Canada, Australia, and Asia.

The table below presents a reconciliation from international revenue to international organic revenue (international revenue excluding acquisitions, divestitures, adoption of accounting changes and the effect of foreign currency translations):

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
International revenue	$88.5	$62.6	41.4%	$218.2	$191.2	14.1%
Less: acquisitions	(23.2)	—	NMF	(23.2)	—	NMF
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	2.6	—	NMF	11.1	—	NMF
International organic revenue	$67.9	$62.6	8.5%	$206.1	$191.2	7.8%

Revenue from international operations was up 41.4% and 14.1% in the third quarter of 2019 and first nine months of 2019, respectively, primarily as a result of our acquisition of DBRS, which has a significant revenue base in Canada, the U.K., and Continental Europe. International organic revenue increased 8.5% and 7.8% during the third quarter and first nine months of 2019, respectively, primarily due to Morningstar Data and Morningstar Direct.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Cost of revenue	$128.4	$100.0	28.4%		$341.0	$302.2	12.8%
% of consolidated revenue	40.9%	38.3%	2.6	pp	40.3%	39.9%	0.4	pp
Sales and marketing	44.0	35.8	22.9%		129.7	113.7	14.1%
% of consolidated revenue	14.0%	13.7%	0.3	pp	15.3%	15.0%	0.3	pp
General and administrative	57.2	35.4	61.6%		142.0	103.6	37.1%
% of consolidated revenue	18.2%	13.4%	4.8	pp	16.8%	13.7%	3.1	pp
Depreciation and amortization	34.6	24.7	40.1%		84.0	71.2	18.0%
% of consolidated revenue	11.0%	9.5%	1.5	pp	9.9%	9.4%	0.5	pp
Total operating expense	$264.2	$195.9	34.9%		$696.7	$590.7	17.9%
% of consolidated revenue	84.2%	75.0%	9.2	pp	82.3%	78.0%	4.3	pp

Consolidated operating expense increased $68.3 million, or 34.9%, in the third quarter of 2019 and $106.0 million, or 17.9%, in the first nine months of 2019. DBRS Morningstar contributed 19.9% to operating expense growth, including acquisition-related amortization and integration expenses. Operating expenses for the remainder of Morningstar increased 15.0% as we continue to invest for growth in the business. Foreign currency translations had a favorable impact of $2.2 million and $10.2 million on operating expense during the third quarter and first nine months of 2019, respectively.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $32.9 million in the third quarter of 2019. The majority of this increase reflects investments in headcount related to roles in data collection and analysis, product and software development, and sales and service support as well as the addition of approximately 502 employees from the DBRS acquisition. Amortization expense increased $8.2 million primarily from additional amortization related to intangibles from the acquisition of DBRS. Production expense increased $5.1 million, mainly due to the fees paid to sub-advisors and other costs related to the Morningstar Funds Trust as well as cloud computing costs. Rent expense increased $4.7 million during the third quarter of 2019 in connection with planned expansion and office lease renewals in certain geographies. Stock-based compensation expense also increased $3.5 million in the third quarter of 2019, primarily resulting from continued achievement of incentive targets under the PitchBook management bonus plan.

We had 6,557 employees worldwide as of September 30, 2019 compared with 5,230 as of September 30, 2018. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the United States. This increase also includes approximately 502 employees who joined Morningstar as a result of the DBRS acquisition in July 2019.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $28.4 million in the third quarter of 2019. Higher compensation expense of $20.6 million was the largest contributor to the increase with salary expense increasing $14.2 million. DBRS Morningstar contributed $16.5 million of the increase in compensation expense with salary expense increasing $10.2 million. Higher production expense of $5.1 million also contributed to the unfavorable variance in this category, mainly due to $2.9 million in the fees paid to sub-advisors and other costs related to the Morningstar Funds Trust.

For the first nine months of 2019, cost of revenue increased $38.8 million. Higher compensation expense of $26.5 million was the largest contributor to the increase with DBRS Morningstar contributing $16.1 million of the increase. Higher production expense of $10.8 million also contributed to the growth in this category due to the same factors listed above, including $6.3 million in the fees paid to sub-advisors and other costs relating to the Morningstar Funds Trust.

Continuous focus on development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in a slight increase in capitalized software development over the prior period, which in turn reduced operating expense. We capitalized $40.5 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software in the first nine months of 2019 compared to $40.2 million in the first nine months of 2018.

Sales and marketing

Sales and marketing expense increased $8.2 million in the third quarter of 2019, primarily due to higher compensation and sales commission expense. Compensation expense increased $5.0 million, driven by a $4.0 million increase in salary expense which was partially offset by a decrease in bonus expense. DBRS Morningstar contributed $2.1 million of increased compensation expense, driven by $1.1 million in salary expense. Sales commission expense increased $1.3 million due to strong PitchBook sales performance.

For the first nine months of 2019, sales and marketing expense grew $16.0 million, reflecting a $9.2 million increase in compensation expense. Within compensation expense, salary expense contributed $8.3 million and was partially offset by a decrease of $1.8 million in bonus expense. DBRS Morningstar contributed $2.2 million of increased compensation expense, driven by $1.2 million in salary expense. Stock-based compensation also increased $1.7 million, primarily driven by the continued achievement of incentive targets under the PitchBook management bonus plan. Sales commission expense was higher by $1.7 million due to strong PitchBook sales performance. Advertising and marketing spend increased $1.6 million due to higher levels of spend on advertising and promotional materials.

General and administrative

General and administrative expense grew $21.8 million during the third quarter of 2019. Compensation expense increased $7.3 million, of which DBRS Morningstar accounted for $5.1 million. Rent expense increased $4.7 million in connection with planned expansion and office lease renewals in certain geographies. Stock-based compensation was higher by $2.8 million primarily driven by continued achievement of incentive targets under the PitchBook management bonus plan. Professional fees increased $2.0 million during the quarter, primarily due to acquisition and integration related expenses for DBRS.

For the first nine months of 2019, general and administrative expense increased $38.4 million due to the same factors listed above, including $5.0 million of DBRS Morningstar compensation expense. Rent expense increased $10.1 million, compensation expense increased $9.7 million, and stock-based compensation increased $6.6 million. Professional fees also increased $4.6 million.

Depreciation and amortization

Depreciation expense increased $1.7 million in the third quarter of 2019, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense increased $8.2 million, primarily from additional amortization related to intangibles generated by the acquisition of DBRS.

For the first nine months of 2019, depreciation expense increased $5.4 million, largely driven by capitalized software development incurred over the past several years. Intangible amortization expense increased $7.4 million, primarily from the amortization of intangibles related to the acquisition of DBRS.

We expect that amortization of intangible assets will be an ongoing cost for the remaining lives of the assets. We estimate that aggregate amortization expense for intangible assets will be approximately $10.4 million for the remainder of 2019. These estimates may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Operating income	$49.6	$65.4	(24.2)%		$149.9	$166.5	(10.0)%
% of revenue	15.8%	25.0%	(9.2)	pp	17.7%	22.0%	(4.3)	pp

Consolidated operating income decreased $15.8 million, or 24.2%, in the third quarter of 2019, reflecting an increase in operating expenses of $68.3 million, which was partially mitigated by an increase in revenue of $52.5 million. Operating margin was 15.8%, down 9.2 percentage points compared to the third quarter of 2018.

Consolidated operating income decreased $16.6 million, or 10.0%, in the first nine months of 2019 as operating expenses increased $106.0 million while revenue increased $89.4 million. Operating margin was 17.7%, down 4.3 percentage points compared to the third quarter of 2018.

We reported adjusted operating income of $64.1 million, which excludes acquisition-related amortization and integration expenses, in the third quarter of 2019 and $175.9 million for the first nine months of 2019. Adjusted operating income is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended September 30,			Nine months ended September 30,
($000)	2019	2018	Change	2019	2018	Change
Operating income	$49.6	$65.4	(24.2)%	$149.9	$166.5	(10.0)%
Add: intangible amortization expense	13.4	5.2	157.7%	23.1	15.7	47.1%
Add: acquisition and integration-related expenses	1.1	—	NMF	2.9	—	NMF
Adjusted operating income	$64.1	$70.6	(9.2)%	$175.9	$182.2	(3.5)%

We reported an adjusted operating margin, which excludes acquisition-related amortization and integration expenses, of 20.4% in the third quarter of 2019 and 20.8% in the first nine months of 2019. Adjusted operating margin is a non-GAAP measure; the table below shows a reconciliation to the comparable GAAP measure.

	Three months ended September 30,				Nine months ended September 30,
($000)	2019	2018	Change		2019	2018	Change
Operating margin	15.8%	25.0%	(9.2)	pp	17.7%	22.0%	(4.3)	pp
Add: intangible amortization expense	4.3%	2.0%	2.3	pp	2.7%	2.1%	0.6	pp
Add: acquisition and integration-related expenses	0.3%	—%	0.3	pp	0.4%	—%	0.4	pp
Adjusted operating margin	20.4%	27.0%	(6.6)	pp	20.8%	24.1%	(3.3)	pp

Non-Operating Income, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-operating income, net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Interest income	$0.5	$0.6	$1.7	$1.7
Interest expense	(5.3)	(0.8)	(6.5)	(2.9)
Gain on sale of investments, net	0.3	0.3	0.7	0.9
Gain on sale of product line	—	—	—	10.5
Gain on sale of equity investments	19.5	5.6	19.5	5.6
Other expense, net	(1.1)	1.6	(2.5)	2.2
Non-operating income, net	$13.9	$7.3	$12.9	$18.0

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under the prior credit facility and the new senior credit agreement, which we entered into during the third quarter of 2019 to fund the acquisition of DBRS. Gain on sale of product line is the sale of our 15(c) board consulting services product line in the first quarter of 2018.

During the third quarter of 2019 and first nine months of 2019, the gain on sale of equity investments relates to the sale of our equity ownership in one of our unconsolidated entities. During the third quarter of 2018 and first nine months of 2018, the gain on sale of equity investments relates to the sale of a portion of our equity ownership interest in Morningstar Japan K.K. (MJKK).

Other expense, net primarily includes foreign currency exchange gains and losses resulting from the U.S. dollar denominated short-term investments held in non-U.S. jurisdictions.

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Equity in net income (loss) of unconsolidated entities	$(1.1)	$0.3	$(1.9)	$(1.6)

Equity in net income (loss) of unconsolidated entities primarily reflects income from MJKK offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.5	$72.7	$162.8	$184.5
Equity in net income (loss) of unconsolidated entities	(1.1)	0.3	(1.9)	(1.6)
Total	$62.4	$73.0	$160.9	$182.9
Income tax expense	$13.3	$16.1	$36.5	$42.3
Effective tax rate	21.3%	22.1%	22.7%	23.1%

Our effective tax rate in the third quarter and first nine months of 2019 was 21.3% and 22.7%, reflecting nominal decreases compared with the same periods in the prior year.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents, and investments of $352.8 million, a decrease of $43.1 million compared with $395.9 million as of December 31, 2018. The decrease reflects cash provided by operating activities and proceeds from long-term debt of $610.0 million partially offset by $673.9 million paid for the acquisition of DBRS, $132.8 million of repayments of long-term debt, $57.1 million of capital expenditures, dividends paid of $35.9 million, and $12.8 million for employee taxes paid from withholding of restricted stock units. We also used $4.9 million to repurchase common stock through our share repurchase program, of which $0.3 million was repurchased in the fourth quarter of 2018, but settled and paid in January 2019.

Cash provided by operating activities is our main source of cash. In the first nine months of 2019, cash provided by operating activities was $251.9 million, reflecting $223.3 million of net income, adjusted for non-cash items, and an additional $28.6 million of positive changes from our net operating assets and liabilities.

On July 2, 2019, we entered into a new senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition, and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $534.8 million as of September 30, 2019 and a revolving credit facility borrowing availability of $200.0 million. The Credit Agreement also contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2019. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our new Credit Agreement.

We believe our available cash balances and investments, along with cash generated from operations and the borrowing capacity under our Credit Agreement, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $28.9 million, or 93.4% of our total investments balance as of September 30, 2019) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 72% of our cash, cash equivalents, and investments balance as of September 30, 2019 was held by our operations outside the U.S., up from approximately 67% as of December 31, 2018. In February 2019, we repatriated approximately $45.8 million of our foreign earnings back to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding for future growth.

In October 2019, our board of directors approved a regular quarterly dividend of $0.28 per share, or $12.0 million, payable on October 31, 2019 to shareholders of record as of October 18, 2019.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first nine months of 2019, we repurchased a total of 41,935 shares for $4.6 million and had approximately $474.4 million available for future repurchases as of September 30, 2019.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cash provided by operating activities	$105.7	$79.8	32.5%	$251.9	$209.5	20.2%
Capital expenditures	(20.1)	(19.6)	2.6%	(57.1)	(55.2)	3.4%
Free cash flow	$85.6	$60.2	42.2%	$194.8	$154.3	26.2%

We generated free cash flow of $85.6 million in the third quarter of 2019, an increase of $25.4 million compared with the third quarter of 2018. The change primarily reflects a $25.9 million increase in cash provided by operating activities.

In the first nine months of 2019, we generated free cash flow of $194.8 million, an increase of $40.5 million compared with free cash flow of $154.3 million in the same period of 2018. The increase reflects a $42.4 million increase in cash provided by operating activities as well as a $1.9 million increase in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2019:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2019	Projected Beneficial Ownership (1)
Bevin Desmond Head of Talent and Culture	8/6/2019	12/31/2019	1,515	Shares to be sold under the plan if the stock reaches specified prices	—	52,201
Steven Kaplan Director	7/31/2019	8/27/2020	2,316	Shares to be sold under the plan if the stock reaches specified prices	—	41,892
Gail Landis Director	8/12/2019	10/28/2020	1,500	Shares to be sold under the plan if the stock reaches specified prices	—	2,891
Joe Mansueto Executive Chairman	11/26/2018	4/30/2020	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	800,000	20,415,674
Caroline Tsay Director	8/6/2019	11/15/2020	964	Shares to be sold under the plan if the stock reaches specified prices	—	1,696

______________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2019, and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2019 and restricted stock units that will vest by November 29, 2019. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2019. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2019, our cash, cash equivalents, and investments balance was $352.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $5.5 million impact on our interest expense based on our outstanding principal balance and LIBOR rates around September 30, 2019.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2019:

	Nine months ended September 30, 2019
(in millions, except foreign currency rates)	Euro	British Pound	Canadian Dollar	Australian Dollar	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2019	1.0918	1.2300	0.7553	0.6754	-

Percentage of revenue	4.8%	7.5%	4.3%	3.4%	5.7%
Percentage of operating income (loss)	13.5%	1.2%	8.1%	2.9%	(20.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(5.1)	$(8.1)	$(3.6)	$(3.7)	$(5.7)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(2.6)	$(0.2)	$(1.2)	$(0.6)	$3.9

The table below shows our net investment exposure to foreign currencies as of September 30, 2019:

	As of September 30, 2019
(in millions)	Euro	British Pound	Canadian Dollar	Australian Dollar	Other Foreign Currencies
Assets, net of unconsolidated entities	$151.5	$313.5	$374.5	$59.2	$166.4
Liabilities	86.6	68.8	236.6	21.8	27.5
Net currency position	$64.9	$244.7	$137.9	$37.4	$138.9

Estimated effect of a 10% adverse currency fluctuation on equity	$(6.5)	$(24.5)	$(13.8)	$(3.7)	$(13.9)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

On July 2, 2019, we completed our acquisition of DBRS (see Note 4 to the Condensed Consolidated Financial Statements for more information). We are currently integrating DBRS into our internal control framework and processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting at December 31, 2019 will not include DBRS.

Other than the change noted above, there were no changes in our internal control over financial reporting during the third quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2019 - July 31, 2019	—	$—	—	$474,439,476
August 1, 2019 - August 31, 2019	—	—	—	474,439,476
September 1, 2019 - September 30, 2019	—	—	—	474,439,476
Total	—	$—	—

Item 6.	Exhibits

Exhibit No	Description of Exhibit

10.1	Amendment No. 1 to Credit Agreement dated as of August 13, 2019 among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 30, 2019 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 30, 2019	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer