Form 10-Q
period 2020-03-31
Morningstar, Inc.
filed 2020-05-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 000-51280

MORNINGSTAR, INC.
(Exact Name of Registrant as Specified in its Charter)

Illinois		36-3297908
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification Number)

22 West Washington Street
Chicago	Illinois	60602
(Address of Principal Executive Offices)		(Zip Code)
  (312) 696-6000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, no par value	MORN	NASDAQ
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2020, there were 42,793,123 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
(in millions, except share and per share amounts)	2020	2019

Revenue	$324.0	$258.9

Operating expense:
Cost of revenue	137.0	105.1
Sales and marketing	50.9	40.0
General and administrative	57.4	40.8
Depreciation and amortization	34.2	23.5
Total operating expense	279.5	209.4

Operating income	44.5	49.5

Non-operating expense, net:
Interest expense, net	(3.2)	(0.7)
Gain (loss) on sale of investments, reclassified from other comprehensive income	(0.4)	0.6
Other expense, net	(7.7)	(3.2)
Non-operating expense, net	(11.3)	(3.3)

Income before income taxes and equity in net loss of unconsolidated entities	33.2	46.2

Equity in net loss of unconsolidated entities	(0.8)	(1.5)

Income tax expense	8.5	11.5

Consolidated net income	$23.9	$33.2

Net income per share:
Basic	$0.56	$0.78
Diluted	$0.55	$0.77

Dividends per common share:
Dividends declared per common share	$0.30	$0.28
Dividends paid per common share	$0.30	$0.28

Weighted average shares outstanding:
Basic	42.9	42.6
Diluted	43.3	43.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2020	2019
Consolidated net income	$23.9	$33.2

Other comprehensive income (loss):
Foreign currency translation adjustment	(40.4)	3.4
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	(4.1)	1.9
Reclassification losses (gains) included in net income	0.3	(0.5)
Other comprehensive income (loss)	(44.2)	4.8

Comprehensive income (loss)	$(20.3)	$38.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2020 (unaudited)	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$322.5	$334.1
Investments	26.3	33.4
Accounts receivable, less allowance for credit losses of $4.8 and $4.1, respectively	184.7	188.5
Income tax receivable	5.7	6.3
Deferred commissions	17.1	16.9
Other current assets	24.4	24.0
Total current assets	580.7	603.2
Goodwill	1,013.2	1,039.1
Intangible assets, net	306.2	333.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $394.7 and $377.3, respectively	149.5	154.7
Operating lease assets	147.0	144.8
Investments in unconsolidated entities	58.8	59.6
Deferred tax asset, net	9.8	10.7
Deferred commissions	13.6	13.5
Other assets	13.2	11.9
Total assets	$2,292.0	$2,370.9

Liabilities and equity
Current liabilities:
Deferred revenue	$279.1	$250.1
Accrued compensation	70.2	137.5
Accounts payable and accrued liabilities	56.5	58.9
Current portion of long-term debt	11.0	11.0
Operating lease liabilities	35.9	35.8
Other current liabilities	3.7	2.5
Total current liabilities	456.4	495.8
Operating lease liabilities	136.0	138.7
Accrued compensation	12.7	12.1
Deferred tax liability, net	90.1	95.0
Long-term debt	519.4	502.1
Deferred revenue	33.3	32.2
Other long-term liabilities	11.4	11.4
Total liabilities	1,259.3	1,287.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,793,123 and 42,848,359 shares were outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock at cost, 11,017,098 and 10,840,173 shares as of March 31, 2020 and December 31, 2019, respectively	(748.7)	(728.7)
Additional paid-in capital	657.2	655.0
Retained earnings	1,229.0	1,217.9
Accumulated other comprehensive loss:
Currency translation adjustment	(103.4)	(63.0)
Unrealized gain (loss) on available-for-sale investments	(1.4)	2.4
Total accumulated other comprehensive loss	(104.8)	(60.6)
Total equity	1,032.7	1,083.6
Total liabilities and equity	$2,292.0	$2,370.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2020 and 2019

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6

Net income		—	—	—	23.9	—	23.9
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $1.4		—	—	—	—	(4.1)	(4.1)
Reclassification of adjustments for loss included in net income, net of income tax of $0.1		—	—	—	—	0.3	0.3
Foreign currency translation adjustment, net		—	—	—	—	(40.4)	(40.4)
Other comprehensive loss		—	—	—	—	(44.2)	(44.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	121,689	—	—	(10.6)	—	—	(10.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	5.5	—	—	5.5
Stock-based compensation		—	—	7.3	—	—	7.3
Common shares repurchased	(176,925)	—	(20.0)	—	—	—	(20.0)
Dividends declared ($0.30 per share)		—	—	—	(12.8)	—	(12.8)
Balance as of March 31, 2020	42,793,123	$—	$(748.7)	$657.2	$1,229.0	$(104.8)	$1,032.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income, net		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	$—	$(731.4)	$633.7	$1,136.1	$(70.2)	$968.2

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2020	2019
Operating activities
Consolidated net income	$23.9	$33.2
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	34.2	23.5
Deferred income taxes	0.9	(0.4)
Stock-based compensation expense	7.3	10.0
Provision for bad debt	1.5	0.5
Equity in net loss of unconsolidated entities	0.8	1.5
Other, net	9.0	3.2
Changes in operating assets and liabilities:
Accounts receivable	(2.3)	(2.0)
Accounts payable and accrued liabilities	(1.4)	(3.5)
Accrued compensation and deferred commissions	(60.0)	(47.8)
Income taxes, current	0.7	8.5
Deferred revenue	36.1	37.9
Other assets and liabilities	(2.0)	(5.6)
Cash provided by operating activities	48.7	59.0

Investing activities
Purchases of investment securities	(13.3)	(8.9)
Proceeds from maturities and sales of investment securities	14.0	8.9
Capital expenditures	(15.1)	(18.7)
Acquisitions, net of cash acquired	(4.5)	—
Purchases of equity- and cost-method investments	(0.5)	(1.1)
Other, net	(0.1)	0.3
Cash used for investing activities	(19.5)	(19.5)

Financing activities
Common shares repurchased	(20.0)	(4.9)
Dividends paid	(12.9)	(11.9)
Proceeds from long-term debt	55.0	—
Repayment of long-term debt	(37.8)	(40.0)
Proceeds from stock-option exercises	0.1	—
Employee taxes paid from withholding of restricted stock units	(10.7)	(4.6)
Other, net	(0.6)	0.7
Cash used for financing activities	(26.9)	(60.7)

Effect of exchange rate changes on cash and cash equivalents	(13.9)	1.0
Net decrease in cash and cash equivalents	(11.6)	(20.2)
Cash and cash equivalents—beginning of period	334.1	369.3
Cash and cash equivalents—end of period	$322.5	$349.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6.8	$3.4
Cash paid for interest	$3.7	$1.1
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(5.1)	$2.0
 See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

COVID-19 Update

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will affect team members, customers, suppliers, and global markets. Since the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three months ended March 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

2. Summary of Significant Accounting Policies

We discuss our other significant accounting policies in Note 2 of our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

Current Expected Credit Losses: On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. On April 25, 2019, the FASB issued ASU No. 2019-04, Codification Improvements (ASU No. 2019-04), which clarifies certain aspects of accounting for credit losses. On May 15, 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (ASU No. 2019-05), which allows entities to elect the fair value option on certain financial instruments. The new standard became effective for us on January 1, 2020 and was applied prospectively. As a result of the adoption of these standards, we made changes to our processes for the assessment of the adequacy of our allowance for credit losses on certain types of financial instruments, including accounts receivable. The adoption of ASU No. 2016-13, ASU No. 2019-04, and ASU No. 2019-05 did not have a material impact on the consolidated financial statements, related disclosures, and results of operations.

Cloud Computing: On August 29, 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. The Company adopted this guidance prospectively beginning on January 1, 2020. Upon adoption, fees paid in a CCA will be evaluated for capitalization as a prepaid asset and expensed within the results of operations in the same financial statement line item as software license fees instead of depreciation and amortization expense. The adoption of this ASU did not have a material impact on the consolidated financial statements, related disclosures, and results of operations.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU No. 2018-13), which eliminates, adds, and modifies certain disclosure requirements around items such as transfers between Level 1 and 2, policy of timing of transfers, and valuation process for Level 3. The new standard became effective for us on January 1, 2020. As we only have Level 1 investments, the adoption of ASU No. 2018-13 had no impact on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas. The new standard is effective for us on January 1, 2021. Early adoption is permitted. We have not decided on early adoption and are evaluating the effect that ASU No. 2019-12 may have on our consolidated financial statements, related disclosures, and results of operations.

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR), and other interbank offered rates, to alternative benchmark rates. This guidance is temporary and only in effect during the reference rate transition period through December 31, 2022. We are evaluating the effect that ASU No. 2020-04 may have on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Debt

The following table summarizes our total debt and long-term debt as of March 31, 2020 and December 31, 2019.

(in millions)	As of March 31, 2020	As of December 31, 2019
Term Facility, net of unamortized debt issuance costs of $1.2 million and $1.3 million	$440.4	$443.1
Revolving Credit Facility	90.0	70.0
Total debt	$530.4	$513.1
Less: Current portion of long-term debt, net of unamortized debt issuance costs of $0.3 million and $0.3 million	11.0	11.0
Long-term debt	$519.4	$502.1

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

The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of March 31, 2020, our total outstanding debt under the Credit Agreement was $530.4 million with borrowing availability of $210.0 million under the Revolving Credit Facility.

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

Compliance with Covenants

The Credit Agreement contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2020 and December 31, 2019.

4. Acquisitions, Goodwill, and Other Intangible Assets
2020 Acquisitions
On January 31, 2020, we acquired Hueler Analytics' Stable Value Fund Comparative Universe Data and Stable Value Index (Hueler Analytics). We began consolidating the financial results of Hueler Analytics in our consolidated financial statements on January 31, 2020.
2019 Acquisitions
During the first quarter of 2020, we did not record significant adjustments to the purchase price allocation related to our acquisition of DBRS, compared with the preliminary estimates disclosed in the Notes of the Audited Consolidated Financial Statements included in our Annual Report. The values assigned to various assets and liabilities in the preliminary purchase price allocation are subject to change as a result of information that may become available in the future.
As of March 31, 2020, the primary areas of the preliminary purchase price allocation that are not yet finalized include current and deferred tax assets and liabilities.
The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the year ended March 31, 2019 as if we had completed the acquisition as of January 1, 2019.
This unaudited pro forma information is presented for illustrative purposes and is not intended to represent or be indicative of the actual results of operations or expected synergies of DBRS Morningstar that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, nor is it intended to represent or be indicative of future results of operations.
In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired, depreciation expense due to changes in estimated remaining useful lives of long-lived assets, and reduction in revenue as a result of the fair value adjustments to deferred revenue as well as the related income tax impacts.

Unaudited Pro Forma Financial Information	Three months ended
(in millions, except for per share amount)	March 31, 2019
Revenue	$297.3
Operating income	49.4
Net income	28.6

Basic net income per share	$0.67
Diluted net income per share	$0.66

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2019 to March 31, 2020:

(in millions)
Balance as of December 31, 2019	$1,039.1
Foreign currency translation	(25.9)
Balance as of March 31, 2020	$1,013.2

We did not record any impairment losses in the first three months of 2020 and 2019. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of March 31, 2020				As of December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	362.0	(134.3)	227.7	11	377.9	(130.3)	247.6	11
Technology-based assets	164.4	(115.6)	48.8	7	163.7	(112.0)	51.7	7
Intellectual property & other	65.6	(35.9)	29.7	8	69.3	(35.2)	34.1	8
Total intangible assets	$592.0	$(285.8)	$306.2	9	$610.9	$(277.5)	$333.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2020	2019
Amortization expense	$14.0	$4.9

We amortize intangible assets using the straight-line method over their expected economic useful lives.
We expect intangible amortization expense for the remainder of 2020 and subsequent years to be as follows:

(in millions)
Remainder of 2020 (from April 1 through December 31)	$39.0
2021	49.6
2022	41.6
2023	37.8
2024	32.2
Thereafter	106.0
Total	$306.2

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except share and per share amounts)	2020	2019
Basic net income per share:
Consolidated net income	$23.9	$33.2

Weighted average common shares outstanding	42.9	42.6

Basic net income per share	$0.56	$0.78

Diluted net income per share:
Consolidated net income	$23.9	$33.2

Weighted average common shares outstanding	42.9	42.6
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.4	0.4
Weighted average common shares outstanding for computing diluted income per share	43.3	43.0

Diluted net income per share	$0.55	$0.77

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units to exclude from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2020	2019
License-based	$216.0	$195.5
Asset-based	57.2	48.8
Transaction-based	50.8	14.6
Consolidated revenue	$324.0	$258.9

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue is generated from the sale of Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, and other similar product lines.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 12 to 36 months. Asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets and significant disruptions in the market are evaluated to determine whether estimates of earned asset-based fees need to be revised for the current quarter. The timing of client asset reporting and the structure of our contracts results in a one-quarter lag between market movements and the impact on earned revenue. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue is generated by Investment Management, Workplace Solutions, and Morningstar Indexes.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue is generated by DBRS Morningstar, Internet advertising, and conferences. DBRS Morningstar revenue includes revenue from surveillance services, which is recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance for the three months ended March 31, 2020 had a net increase of $30.1 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $116.8 million of revenue in the three-month period ended March 31, 2020 that was included in the contract liabilities balance as of December 31, 2019.

We expect to recognize revenue related to our contract liabilities for the remainder of 2020 and subsequent years as follows:

(in millions)	As of March 31, 2020
Remainder of 2020 (from April 1 through December 31)	$411.4
2021	162.0
2022	64.8
2023	16.5
2024	9.7
Thereafter	54.7
Total	$719.1

The aggregate amount of revenue we expect to recognize for the remainder of 2020 and subsequent years is higher than our contract liability balance of $312.4 million as of March 31, 2020. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2020. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2020, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first three months of 2020.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2020	As of December 31, 2019
Accounts receivable, less allowance for credit losses	$184.7	$188.5
Deferred commissions	30.7	30.4
Total contract assets	$215.4	$218.9

7. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. Because we have a single reportable segment, all required financial segment information can be found directly in the Consolidated Financial Statements. The accounting policies for our reportable segment are the same as those described in Note 2 of the Audited Consolidated Financial Statements included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended March 31,
(in millions)	2020	2019
United States	$234.6	$195.1

Asia	7.6	6.3
Australia	10.6	9.5
Canada	20.7	7.9
Continental Europe	23.0	20.4
United Kingdom	26.0	18.1
Other	1.5	1.6
Total International	89.4	63.8

Consolidated revenue	$324.0	$258.9

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of March 31, 2020	As of December 31, 2019
United States	$127.7	$131.2

Asia	6.4	6.6
Australia	3.5	4.2
Canada	2.5	2.9
Continental Europe	2.4	2.3
United Kingdom	6.6	6.9
Other	0.4	0.6
Total International	21.8	23.5

Consolidated property, equipment, and capitalized software, net	$149.5	$154.7

Operating lease assets by geographical area

(in millions)	As of March 31, 2020	As of December 31, 2019
United States	$83.3	$86.4

Asia	18.9	20.2
Australia	5.6	5.8
Canada	7.3	7.5
Continental Europe	14.9	6.3
United Kingdom	16.3	17.9
Other	0.7	0.7
Total International	63.7	58.4

Consolidated operating lease assets	$147.0	$144.8

The long-lived asset by geographical area does not include deferred commissions, non-current as the balance is not significant.

8. Fair Value Measurements

As of March 31, 2020 and December 31, 2019, our investment balances totaled $26.3 million and $33.4 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

9. Leases

We lease office space and certain equipment under various operating and finance leases, with most of our lease portfolio consisting of operating leases for office space.

We determine whether an arrangement is, or includes, an embedded lease at contract inception. Operating lease assets and lease liabilities are recognized at the commencement date and initially measured using the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, we also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

A contract is or contains an embedded lease if the contract meets all the below criteria:

•	There is an identified asset;

•	We obtain substantially all the economic benefits of the asset; and

•	We have the right to direct the use of the asset.

For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease. However, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is a collateralized rate. To apply the incremental borrowing rate, we used a portfolio approach and grouped leases based on similar lease terms in a manner whereby we reasonably expect that the application does not differ materially from a lease-by-lease approach.

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

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Classification on the Balance Sheet	As of March 31, 2020	As of December 31, 2019
Assets
Operating	Operating Lease Assets	$147.0	$144.8

Liabilities
Operating	Operating lease liabilities, current	$35.9	$35.8
Operating	Operating lease liabilities, non-current	136.0	138.7
Total lease liabilities		$171.9	$174.5

Our operating lease expense for the three months ended March 31, 2020 was $9.7 million, compared with $7.9 million for the same period in the prior year. Charges related to our operating leases that are variable, and therefore not included in the measurement of the lease liabilities were $3.4 million for the three months ended March 31, 2020 and $2.6 million for the three months ended March 31, 2019. We made lease payments of $10.5 million during the three months ended March 31, 2020, compared with $6.2 million of payments during the same period in 2019.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2020 (April 1 through December 31)	$31.4
2021	39.2
2022	26.1
2023	23.6
2024	18.3
Thereafter	60.8
Total lease payments	199.4
Adjustment for discount to present value	27.5
Total	$171.9

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2020
Weighted-average remaining lease term (in years)	6.7

Weighted-average discount rate	4.2%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2020	2019
Cost of revenue	$2.4	$3.1
Sales and marketing	1.0	1.4
General and administrative	3.9	5.5
Total stock-based compensation expense	$7.3	$10.0

As of March 31, 2020, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $48.8 million, which we expect to recognize over a weighted average period of 26 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2020 and March 31, 2019:

	Three months ended March 31,
(in millions)	2020	2019
Income before income taxes and equity in net loss of unconsolidated entities	$33.2	$46.2
Equity in net loss of unconsolidated entities	(0.8)	(1.5)
Total	$32.4	$44.7
Income tax expense	$8.5	$11.5
Effective tax rate	26.2%	25.7%

Our effective tax rate in the first quarter of 2020 was 26.2%, an increase of 0.5 percentage points, compared with the same period in the prior year.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2020 and December 31, 2019, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2020	As of December 31, 2019
Gross unrecognized tax benefits	$12.9	$12.6
Gross unrecognized tax benefits that would affect income tax expense	$12.9	$12.6
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.7	$12.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2020	As of December 31, 2019
Current liability	$11.0	$10.8
Non-current liability	3.2	3.0
Total liability for unrecognized tax benefits	$14.2	$13.8

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

Approximately 70% of our cash, cash equivalents, and investments balance as of March 31, 2020 was held by our operations outside of the United States. We generally consider our U.S. directly owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

Certain of our non-U.S. operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-U.S. operations record a loss, we do not recognize a corresponding tax benefit, which increases our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in the period.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data, and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. We are undergoing several such internal reviews and third-party vendor audits and the results and findings of which may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we are not able to reasonably estimate a possible loss, or range of losses for some matters. While we cannot predict the outcome of these processes, we do not believe the results of any audits or reviews will have a material adverse effect on our business, operating results, or financial position.

Credit Ratings Matters
In November 2019, Morningstar Credit Ratings, LLC (“MCR”) reached an agreement in principle with the staff of the SEC to settle an investigation relating to certain sales and marketing practices at MCR's asset-backed securities group in 2015 and 2016. Assuming it is approved by the full Commission, the proposed settlement would involve a censure, a cease-and-desist order, certain undertakings by MCR, and a civil money penalty of $3.5 million, which was accrued as of December 31, 2019. The settlement remains subject to approval by the SEC.

In April 2020, in an unrelated matter, the staff of the SEC notified MCR that they had reached a preliminary decision to recommend that the Commission authorize an enforcement action related to MCR’s former commercial mortgage-backed securities ratings methodology. MCR intends to make a written submission to the staff responding to its recommendation. At this time, we do not believe any result will have a material adverse effect on our business, operating results, or financial position.

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

As of March 31, 2020, we repurchased a total of 421,105 shares for $45.6 million under this program, leaving approximately $454.4 million available for future repurchases.

14. Subsequent Events

Acquisition of PlanPlus Global
On April 1, 2020, we completed our previously announced acquisition of PlanPlus Global, a financial-planning and risk-profiling software firm. The acquisition expands our financial-planning capabilities for advisors.

Acquisition of Sustainalytics
On April 21, 2020, we announced it reached an agreement to acquire Sustainalytics, a globally recognized leader in environmental, social, and governance (ESG) ratings and research. The Company currently owns an approximate 40% ownership stake in Sustainalytics, first acquired in 2017, and will purchase the remaining approximate 60% of Sustainalytics shares upon closing of the transaction. The transaction consideration includes a cash payment at closing of approximately EUR 55.0 million (subject to certain potential adjustments) and additional cash payments in 2021 and 2022 based on a multiple of Sustainalytics’ 2020 and 2021 fiscal year revenues. Based on the upfront consideration, the Company estimates the enterprise value of Sustainalytics to be EUR 170.0 million. The closing of the transaction is subject to customary closing conditions and is expected to occur early in the third quarter of 2020.

Senior Revolving Credit Facility
On April 21, 2020, we entered into a commitment with Bank of America to provide a 364-day senior revolving credit facility in an aggregate principal amount of up to $50.0 million, which is expected to close early in the third quarter of 2020. The proceeds of our borrowing under the new facility will be used to finance our acquisition of Sustainalytics and the proceeds of future borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance, including the impacts of COVID-19. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•	the impact of the current COVID-19 pandemic;

•	liability for any losses that result from an actual or claimed breach of our fiduciary duties;

•	failing to maintain and protect our brand, independence, and reputation;

•	liability related to cybersecurity and the protection of confidential information, including personal information about individuals;

•	failing to differentiate our products and continuously create innovative, proprietary research tools and financial advisor software;

•	inadequacy of our operational risk management and business continuity programs in the event of a material disruptive event;

•	failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;

•	compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit ratings operations;

•	volatility in the financial sector, global financial markets, and global economy and its effect on our revenue from asset-based fees and credit ratings business;

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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2019 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results may vary significantly from what we expected. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

COVID-19 Update

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact team members, customers, suppliers, and global markets.

Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While our licensed-based revenue is generally more recurring in nature, the uncertainty caused by the COVID-19 pandemic could lead clients to delay purchasing decisions or product and service implementations, or may cause them to cancel or reduce spending with us. Our asset-based revenue is subject to global market conditions and client investment decisions. Due to certain lags in client reporting in this area, the impact of the market volatility in the first quarter of 2020 on asset values will generally not be realized in our results until future reporting periods. Transaction-based revenue primarily includes DBRS Morningstar, which is dependent on overall credit market conditions and debt issuance levels. The recent tightening of global credit markets and volatility in interest rates began to have an adverse impact on the volume of new issue ratings toward the end of the first quarter, which could persist into future periods.

Our operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We implemented our business continuity plans and our incident management team is in place to respond to changes in our global environment quickly and effectively. To protect the health and safety of our team members, we successfully transitioned our global workforce to remote work environments. We are also working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely.

The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain cost control efforts to help us mitigate the impact that reduced revenues may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position. Our cash and investments totaled $348.8 million at the end of the first quarter of 2020 and we had $210.0 million of availability under our $300.0 million revolving credit facility.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.

For more information, see Item 1A. Risk Factors for further discussion of the impact of the COVID-19 pandemic on our business.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended March 31,
	2020	2019	Change		Organic Change (1)
Revenue by Type
License-based (2)	$216.0	$195.5	10.5%		10.8%
Asset-based (3)	57.2	48.8	17.2%		18.0%
Transaction-based (4)	50.8	14.6	247.9%		(17.2)%

Key product area revenue
Morningstar Data	$51.4	$47.7	7.8%		8.9%
DBRS Morningstar (5)	46.7	9.5	391.6%		—%	(6)
PitchBook	45.3	32.3	40.2%		40.2%
Morningstar Direct	38.3	36.3	5.5%		6.5%
Investment Management	30.5	26.7	14.2%		16.0%
Morningstar Advisor Workstation	21.8	22.4	(2.7)%		(2.4)%
Workplace Solutions	21.2	18.5	14.6%		14.6%
	As of March 31,
	2020	2019	Change
Select business metrics
Morningstar Direct licenses	15,998	15,401	3.9%
PitchBook Platform licenses	41,308	24,655	67.5%
Advisor Workstation clients (U.S.)	155	171	(9.4)%
Morningstar.com Premium Membership subscriptions (U.S.)	111,354	113,408	(1.8)%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$65.3	$64.9	0.6%
Fiduciary Services	41.5	45.3	(8.4)%
Custom Models	28.2	33.0	(14.5)%
Workplace Solutions (total)	$135.0	$143.2	(5.7)%
Investment Management (7)
Morningstar Managed Portfolios	$23.1	$44.3	(47.9)%	(8)
Institutional Asset Management	14.0	16.1	(13.0)%
Asset Allocation Services	6.4	6.7	(4.5)%
Investment Management (total)	$43.5	$67.1	(35.2)%

Asset value linked to Morningstar Indexes ($bil)	$47.2	$54.4	(13.2)%
	Three months ended March 31,
	2020	2019	Change
Average assets under management and advisement ($bil)	$205.1	$201.7	1.7%
_________________________________________________________________________
(1) Organic revenue excludes acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations.
(2) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, and other similar products.

(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and conferences.
(5) Revenue for the three months ended March 31, 2019 reflects Morningstar Credit Ratings. Revenue for the three months ended March 31, 2020 reflects DBRS Morningstar, the combined credit ratings operations. For the three months ended March 31, 2020, transaction-based revenue, derived primarily from one-time ratings fees was 58.1% while recurring revenue from surveillance, research, and other services comprised the remainder for the period.
(6) The combination of DBRS and Morningstar’s U.S.-based credit ratings operation in 2019 makes it difficult to ascribe the origin of revenue growth to either entity. As such, revenue from the combined credit ratings operation is excluded from the reporting of organic revenue growth through the second quarter of 2020.
(7) Revenue for Investment Management includes Morningstar Managed Portfolios, Institutional Asset Management, and Asset Allocation Services.
(8) The decline in Morningstar Managed Portfolios was largely attributed to a client contract change from a variable to fixed-fee arrangement. Excluding the assets from this client contract in the prior year, Morningstar Managed Portfolios declined 6.1%. The increase in revenue for Investment Management diverged from the decline in assets under management and advisement due the aforementioned contract change, the impact of average asset calculations on Morningstar Managed Portfolios billing, and increased assets in the Morningstar Funds Trust.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2020	2019	Change
Consolidated revenue	$324.0	$258.9	25.1%
Operating income	44.5	49.5	(10.1)%
Operating margin	13.7%	19.1%	(5.4)	pp

Cash provided by operating activities	$48.7	$59.0	(17.5)%
Capital expenditures	(15.1)	(18.7)	(19.3)%
Free cash flow	$33.6	$40.3	(16.6)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•	consolidated revenue, excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations (organic revenue);

•	consolidated international revenue, excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations (international organic revenue);

•	consolidated operating income, excluding all merger and acquisition (M&A)-related expenses and amortization (adjusted operating income);

•	consolidated operating margin, excluding all M&A-related expenses and amortization (adjusted operating margin); and

•	cash provided by or used for operating activities less capital expenditures (free cash flow).

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We present organic revenue and international organic revenue because we believe these non-GAAP measures help investors better compare period-over-period results.

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better reflect period-over-period comparisons, and improve overall understanding of the underlying performance of the business absent the impact of the combined DBRS Morningstar operations.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow to evaluate our business.

Consolidated Revenue

	Three months ended March 31,
(in millions)	2020	2019	Change
Consolidated revenue	$324.0	$258.9	25.1%

In the first quarter of 2020, consolidated revenue increased 25.1% to $324.0 million. DBRS Morningstar, our combined credit ratings operation, contributed $37.2 million of revenue growth during the first three months of 2020. Foreign currency movements had a negative impact in the quarter, reducing revenue by $2.0 million.

License-based revenue, which represents subscription services available to customers, grew 10.5% during the first quarter of 2020, driven by demand for license-based products, such as PitchBook, Morningstar Data, and Morningstar Direct. PitchBook exhibited strong levels of both new account sales as well as existing client renewals and upgrades, which resulted in an increase in revenue of $13.0 million during the quarter. The number of PitchBook Platform licenses increased to 41,308 at March 31, 2020, compared with 24,655 at March 31, 2019. Continued global demand for our data and research helped to drive revenue growth of $3.7 million and $2.0 million for both Morningstar Data and Morningstar Direct, respectively.

Asset-based revenue increased by 17.2% during the first quarter of 2020, primarily driven by Morningstar Managed Portfolios, Workplace Solutions, and Morningstar Indexes. Morningstar Managed Portfolios revenue increased $3.8 million, due to the $1.7 million gross revenue contribution from Morningstar Funds Trust. Workplace Solutions revenue increased $2.7 million, resulting from asset growth in Managed Retirement Accounts. Strong revenue contribution in Morningstar Indexes provided further benefit during the quarter.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting generally results in a one-quarter lag between market movements and the impact on revenue levels. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $205.1 billion in the first quarter of 2020, compared with $201.7 billion in the first quarter of 2019.

Transaction-based revenue more than tripled during the first quarter of 2020, driven by positive performance in DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other services represented 41.9% of credit ratings revenue. Excluding the impact of the combined credit ratings contribution, transaction-based revenue declined $1.0 million, or 17.2%, due to decreases in advertising revenue on Morningstar.com.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

The combination of DBRS and Morningstar’s U.S.-based credit ratings operation in 2019 makes it difficult to ascribe the origin of revenue growth to either entity. As such, revenue from the combined credit ratings operation will be excluded from the reporting of organic revenue growth through the second quarter of 2020. Prior period results have been adjusted to conform to this presentation.

In the first quarter of 2020, organic revenue increased 11.6%, as a result of $47.7 million of incremental revenue from acquisitions during the first quarter of 2020 offset partially by a $2.0 million unfavorable impact of foreign currency translations. PitchBook, Morningstar Data, and Investment Management were the main drivers of the increase in organic revenue during the first quarter of 2020.

The table below reconciles consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2020	2019	Change
Consolidated revenue	$324.0	$258.9	25.1%
Less: acquisitions	(47.7)	(9.5)	402.1%
Less: divestitures	—	—	—
Less: adoption of new accounting changes	—	—	—
Effect of foreign currency translations	2.0	—	NMF
Organic revenue	$278.3	$249.4	11.6%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended March 31,
(in millions)	2020	2019	Change
United States	$234.6	$195.1	20.2%

Asia	7.6	6.3	20.6%
Australia	10.6	9.5	11.6%
Canada	20.7	7.9	162.0%
Continental Europe	23.0	20.4	12.7%
United Kingdom	26.0	18.1	43.6%
Other	1.5	1.6	(6.3)%
Total International	89.4	63.8	40.1%

Consolidated revenue	$324.0	$258.9	25.1%

International revenue comprised approximately 28% of our consolidated revenue for the first quarter of 2020, compared to approximately 25% for the first quarter of 2019. Approximately 55% is generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 40.1% in the first quarter of 2020, primarily as a result of our acquisition of DBRS, which has a significant revenue base in Canada and the U.K.

International organic revenue

International organic revenue (international revenue, excluding acquisitions, divestitures, adoption of accounting changes, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International organic revenue grew 8.6% as a result of $22.1 million of incremental revenue from acquisitions offset partially by a $2.0 million unfavorable impact of foreign currency translations and mainly reflects growth in Morningstar Data and Morningstar Direct across all geographies during the first quarter of 2020.

The table below presents a reconciliation from international revenue to international organic revenue:

	Three months ended March 31,
(in millions)	2020	2019	Change
International revenue	$89.4	$63.8	40.1%
Less: acquisitions	(22.1)	—	NMF
Less: divestitures	—	—	—%
Less: adoption of new accounting changes	—	—	—%
Effect of foreign currency translations	2.0	—	NMF
International organic revenue	$69.3	$63.8	8.6%

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2020	2019	Change
Cost of revenue	$137.0	$105.1	30.4%
% of consolidated revenue	42.3%	40.6%	1.7	pp
Sales and marketing	50.9	40.0	27.3%
% of consolidated revenue	15.7%	15.4%	0.3	pp
General and administrative	57.4	40.8	40.7%
% of consolidated revenue	17.7%	15.8%	1.9	pp
Depreciation and amortization	34.2	23.5	45.5%
% of consolidated revenue	10.6%	9.1%	1.5	pp
Total operating expense	$279.5	$209.4	33.5%
% of consolidated revenue	86.3%	80.9%	5.4	pp

Consolidated operating expense increased $70.1 million, or 33.5%, in the first quarter of 2020. DBRS Morningstar contributed 20.1% to operating expense growth, including deal-related amortization and integration expenses as well as costs related to regulatory matters. Operating expenses for the remainder of Morningstar increased 13.4% as we continue to invest for growth in the business. Foreign currency translations had a favorable impact of $2.0 million on operating expense during the first quarter of 2020.
Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $35.8 million in the first quarter of 2020. The addition of approximately 482 employees from the DBRS acquisition contributed $22.5 million of the total increase in compensation expense. The remaining increase reflects investments in headcount related to roles in data collection and analysis, product and software development, and sales and service support. Amortization expense increased $9.2 million primarily from additional amortization related to intangibles from the acquisition of DBRS. Professional fees increased $8.1 million due to costs related to regulatory matters and M&A-related activity. Production expense increased $4.4 million, mainly due to the fees paid to sub-advisors and other costs related to the Morningstar Funds Trust as well as cloud-based computing costs. The increase in expenses was partially mitigated by a decline in stock-based compensation expense of $2.7 million related to the renewal of PitchBook's management bonus plan. The new three-year plan mirrors the incentive structure of the original plan, featuring lower target payouts in the first two years compared with the actual 2019 payout.
We had 6,896 employees worldwide as of March 31, 2020, compared with 5,660 as of March 31, 2019. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the United States. This increase also includes approximately 482 employees who joined Morningstar as a result of the DBRS acquisition in July 2019.
Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $31.9 million in the first quarter of 2020. Higher compensation expense of $21.7 million was the largest contributor to the increase. DBRS Morningstar contributed $17.1 million of the increase in compensation expense. Higher production expense of $4.4 million also contributed to the unfavorable variance in this category, mainly due to $1.7 million in fees paid to sub-advisors and other costs related to the Morningstar Funds Trust as well as cloud computing costs. Professional fees also increased $3.3 million during the first quarter of 2020 related to third-party contractors assisting with software development and technology improvements.

Continuous focus on development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in a slight increase in capitalized software development over the prior period, which in turn reduced operating expense. During the first quarter of 2020, we capitalized $13.5 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software, compared with $13.1 million in the first quarter of 2019.

Sales and marketing

Sales and marketing expense increased $10.9 million in the first quarter of 2020, reflecting a $7.9 million increase in compensation expense, which was partially driven by additional headcount from the DBRS acquisition. Sales commission expense was higher by $2.0 million largely due to strong PitchBook sales performance and additional headcount under the sales commission plans throughout the organization.

General and administrative

General and administrative expense increased $16.6 million during the first quarter of 2020. Compensation expense increased $6.2 million, of which DBRS Morningstar accounted for $3.9 million. Professional fees increased $4.8 million during the first quarter of 2020, primarily due to regulatory matters and M&A-related activity. Stock-based compensation decreased $1.5 million as a result of the renewal of PitchBook's management bonus plan. The new three-year plan mirrors the incentive structure of the original plan, featuring lower target payouts in the first two years compared with the actual 2019 payout.

Depreciation and amortization

Depreciation expense increased $1.5 million in the first quarter of 2020, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense increased $9.1 million, primarily from additional amortization related to intangibles generated by the acquisition of DBRS.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $39.0 million for the remainder of 2020. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2020	2019	Change
Operating income	$44.5	$49.5	(10.1)%
% of revenue	13.7%	19.1%	(5.4)	pp

Consolidated operating income increased $5.0 million in the first quarter of 2020, reflecting an increase in operating expenses of $70.1 million, which was partially mitigated by an increase in revenue of $65.1 million. Operating margin was 13.7%, a decrease of 5.4 percentage points, compared with the first quarter of 2019.

We reported adjusted operating income, which excludes M&A-related expenses and amortization expense, of
$61.4 million in the first quarter of 2020. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2020	2019	Change
Operating income	$44.5	$49.5	(10.1)%
Add: intangible amortization expense	14.0	4.9	185.7%
Add: M&A-related expenses	2.9	0.3	866.7%
Adjusted operating income	$61.4	$54.7	12.2%

We also reported adjusted operating margin, which excludes M&A-related expenses and amortization expense, of 18.9% in the first quarter of 2020. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2020	2019	Change
Operating margin	13.7%	19.1%	(5.4) pp
Add: intangible amortization expense	4.3%	1.9%	2.4 pp
Add: M&A-related expenses	0.9%	0.1%	0.8 pp
Adjusted operating margin	18.9%	21.1%	(2.2) pp

Non-Operating Expense, Net, Equity in Net Loss of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
 Non-operating expense, net

	Three months ended March 31,
(in millions)	2020	2019
Interest income	$0.5	$0.4
Interest expense	(3.7)	(1.1)
Gain (loss) on sale of investments, net	(0.4)	0.6
Other expense, net	(7.7)	(3.2)
Non-operating expense, net	$(11.3)	$(3.3)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under the prior credit facility and the new senior credit agreement, which we entered in the third quarter of 2019 to fund the acquisition of DBRS.
Other expense, net primarily includes foreign currency exchange losses.

Equity in net loss of unconsolidated entities

	Three months ended March 31,
(in millions)	2020	2019
Equity in net loss of unconsolidated entities	$(0.8)	$(1.5)

Equity in net loss of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2020	2019
Income before income taxes and equity in net loss of unconsolidated entities	$33.2	$46.2
Equity in net loss of unconsolidated entities	(0.8)	(1.5)
Total	$32.4	$44.7
Income tax expense	$8.5	$11.5
Effective tax rate	26.2%	25.7%

Our effective tax rate in the first quarter of 2020 was 26.2%, an increase of 0.5 percentage points compared with the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents, and investments of $348.8 million, a decrease of $18.7 million, compared with $367.5 million as of December 31, 2019. The decrease reflects cash provided by operating activities and proceeds from long-term debt of $55.0 million, partially offset by $37.8 million of repayments of long-term debt, $20.0 million to repurchase common stock through our share repurchase program, $15.1 million of capital expenditures, dividends paid of $12.9 million, and $10.7 million for employee taxes paid from withholding of restricted stock units.

Cash provided by operating activities is our main source of cash. In the first quarter of 2020, cash provided by operating activities was $48.7 million, reflecting $77.6 million of net income, adjusted for non-cash items, and offset by $28.9 million in negative changes from our net operating assets and liabilities, which included bonus payments of $82.8 million.

On July 2, 2019, we entered into a new senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $530.4 million as of March 31, 2020 and a revolving credit facility borrowing availability of $210.0 million. The Credit Agreement contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of March 31, 2020. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

In conjunction with the recently announced acquisition of Sustainalytics, the Company entered into a $50.0 million commitment for a 364-day senior revolving credit facility, which is expected to close early in the third quarter of 2020.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. However, the situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. We are focusing on maintaining a strong balance sheet and liquidity position. We hold our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $25.8 million, or 98.5% as of March 31, 2020) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 70% of our cash, cash equivalents, and investments balance as of March 31, 2020 and as of December 31, 2019 was held by our operations outside the United States. We generally consider our U.S. directly owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2020, our board of directors approved a regular quarterly dividend of $0.30 per share, or $12.8 million, payable on April 30, 2020 to shareholders of record as of April 3, 2020.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first three months of 2020, we repurchased a total of 176,925 shares for $20.0 million and had approximately $454.4 million available for future repurchases as of March 31, 2020.

We expect to continue making capital expenditures in 2020, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations. We continue to adopt more public cloud and software-as-a-service applications for new initiatives and are in the process of migrating relevant parts of our data centers to the public cloud over the next several years. During this migration, we expect to run certain applications and infrastructure in parallel. These actions will have some transitional effects on our level of capital expenditures and operating expenses. In light of the current environment, we will continue to monitor the level of capital expenditures during 2020.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2020	2019	Change
Cash provided by operating activities	48.7	59.0	(17.5)%
Capital expenditures	(15.1)	(18.7)	(19.3)%
Free cash flow	$33.6	$40.3	(16.6)%

We generated free cash flow of $33.6 million in the first quarter of 2020, a decrease of $6.7 million, compared with the first quarter of 2019. The change reflects a $10.3 million decrease in cash provided by operating activities as well as a $3.6 million decrease in capital expenditures. The decrease in operating activities is primarily due to the addition of DBRS Morningstar to the Company's bonus payout in the first quarter of 2020.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 27, 2020:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 27, 2020	Projected Beneficial Ownership (1)
Cheryl Francis Director	11/1/2019	5/29/2020	(2)	Shares to be sold under the plan upon exercise of option	—	(3)
Joe Mansueto Executive Chairman	11/26/2018	4/30/2020	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	1,600,000	20,814,144
Joe Mansueto Executive Chairman	11/5/2019	4/30/2021	1,600,000	Shares to be sold under the plan if the stock reaches specified prices beginning May 1, 2020	—	19,214,144
Caroline Tsay Director	8/6/2019	11/15/2020	964	Shares to be sold under the plan if the stock reaches specified prices	—	3,624

During the first quarter of 2020, the previously disclosed Rule 10b5-1 plan for Steven Kaplan completed in accordance with its terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2020 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2020 and restricted stock units that will vest by May 30, 2020. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2020. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) The number of shares to be sold under this plan is such number as are necessary to pay the exercise price under an option for 2,316 shares.

(3) 33,332 minus the number sold under the plan as described in footnote (2).

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2020, our cash, cash equivalents, and investments balance was $348.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $5.3 million impact on our interest expense, based on our current outstanding principal balance and LIBOR rates around March 31, 2020.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2020:

	Three months ended March 31, 2020
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2020	0.6142	1.2376	0.7057	1.1002	n/a

Percentage of revenue	3.2%	8.0%	6.4%	4.6%	5.4%
Percentage of operating income (loss)	4.8%	(2.5)%	11.3%	12.1%	(23.5)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.7)	$(3.4)	$(3.1)	$(1.5)	$(2.2)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$0.1	$(0.7)	$(0.6)	$1.2

The table below shows our net investment exposure to foreign currencies as of March 31, 2020:

	As of March 31, 2020
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$55.8	$317.9	$339.6	$162.8	$163.3
Liabilities	22.4	66.5	221.2	52.2	13.5
Net currency position	$33.4	$251.4	$118.4	$110.6	$149.8

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.3)	$(25.1)	$(11.8)	$(11.1)	$(15.0)

Item 4.	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

As permitted under the SEC guidelines, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting for the fiscal year ending December 31, 2019 did not include the internal controls of DBRS, which we acquired on July 2, 2019. We are currently integrating the operations of DBRS into our internal control framework and processes and will incorporate DBRS into our annual assessment of internal control over financial reporting for the fiscal year ending December 31, 2020.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.	Risk Factors

There have been no material changes during the first three months of 2020 to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report, except as noted below.

The current COVID-19 pandemic may have material and adverse impacts on our business, financial condition and results of operation, the nature and extent of which are currently uncertain and unpredictable.
The current COVID-19 pandemic and the governmental and societal responses to it worldwide have the potential to materially and adversely affect our business, financial condition, and results of operations in ways that are uncertain and unpredictable at this time. In the immediate term, preventative and protective actions that governments have implemented, or that we ourselves have taken or will take in the future, in respect of the pandemic, such as travel restrictions, quarantines, and facility closures, have resulted in a significant portion of our workforce working from remote work environments. Many of our customers, vendors, and data suppliers have implemented similar arrangements. While we have been able to successfully implement our business continuity plans and continue to deliver our core data, research, and ratings without material interruption, the Internet-based remote systems and working arrangements by which we and our customers, vendors, and data suppliers have achieved these results have never been tested over an extended period, and the ability of our employees, vendors, and data suppliers to perform their respective roles in the conduct of our business, and of our customers to successfully use our products and services, could degrade over time. Remote work arrangements, facility closures, or the unavailability of key personnel due to illness could also adversely affect our control environment, technological capacity, and cybersecurity capabilities.

In the longer term, the adverse effects of the COVID-19 pandemic on the world’s economies and financial markets may be significant and long term, with unpredictable effects on the overall demand and pricing environment for our products and services. Our asset management businesses could be affected by declines in assets under management and advisement resulting from a prolonged downturn in financial markets and a concomitant decline of broad-based investment activity, while our credit ratings business could suffer from a decline in new issue activity resulting from a decline in the availability of credit. The financial performance of our customers, including those of our license businesses, could materially deteriorate, which could result in lower demand, cancellations, price reductions, or delays in implementation for our products and services. The uncertainty surrounding the duration and the effects of the COVID-19 pandemic in each of the countries in which we operate could impede our business planning and coordination. While we are not overly dependent on third party global supply chains, many of our customers and suppliers are. In addition, the availability of credit could become constrained even to financially strong companies. These and other potential impacts of the COVID-19 pandemic could therefore materially and adversely affect our business, financial condition, and results of operations.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.

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

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2020:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2020 - January 31, 2020	—	$—	—	$474,439,476
February 1, 2020 - February 29, 2020	—	—	—	$474,439,476
March 1, 2020 - March 31, 2020	176,925	113.04	176,925	$454,436,031
Total	176,925	$113.04	176,925

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 1, 2020 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: May 1, 2020	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer