Form 10-Q
period 2020-06-30
Morningstar, Inc.
filed 2020-07-31
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2020, there were 42,921,183 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019

Revenue	$327.9	$273.9	$651.9	$532.8

Operating expense:
Cost of revenue	131.1	107.5	268.1	212.6
Sales and marketing	47.2	45.7	98.1	85.7
General and administrative	54.6	44.0	112.0	84.8
Depreciation and amortization	33.7	25.9	67.9	49.4
Total operating expense	266.6	223.1	546.1	432.5

Operating income	61.3	50.8	105.8	100.3

Non-operating income (expense), net:
Interest income (expense), net	(1.9)	0.7	(5.1)	—
Gain (loss) on sale of investments, reclassified from other comprehensive income	0.9	(0.2)	0.5	0.4
Other income (expense), net	3.6	1.8	(4.1)	(1.4)
Non-operating income (expense), net	2.6	2.3	(8.7)	(1.0)

Income before income taxes and equity in net income (loss) of unconsolidated entities	63.9	53.1	97.1	99.3

Equity in net income (loss) of unconsolidated entities	(0.5)	0.7	(1.3)	(0.8)

Income tax expense	15.2	11.7	23.7	23.2

Consolidated net income	$48.2	$42.1	$72.1	$75.3

Net income per share:
Basic	$1.13	$0.99	$1.68	$1.77
Diluted	$1.12	$0.98	$1.67	$1.75

Dividends per common share:
Dividends declared per common share	$0.30	$0.28	$0.60	$0.56
Dividends paid per common share	$0.30	$0.28	$0.60	$0.56

Weighted average shares outstanding:
Basic	42.9	42.7	42.9	42.7
Diluted	43.2	43.1	43.2	43.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Consolidated net income	$48.2	$42.1	$72.1	$75.3

Other comprehensive income (loss):
Foreign currency translation adjustment	12.8	(2.8)	(27.6)	0.6
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	2.8	0.3	(1.3)	2.2
Reclassification losses (gains) included in net income	(0.7)	0.2	(0.4)	(0.3)
Other comprehensive income (loss)	14.9	(2.3)	(29.3)	2.5

Comprehensive income	$63.1	$39.8	$42.8	$77.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2020 (unaudited)	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$353.7	$334.1
Investments	29.5	33.4
Accounts receivable, less allowance for credit losses of $5.2 and $4.1, respectively	181.4	188.5
Income tax receivable	—	6.3
Deferred commissions	17.6	16.9
Other current assets	31.3	24.0
Total current assets	613.5	603.2
Goodwill	1,025.3	1,039.1
Intangible assets, net	310.5	333.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $415.2 and $377.3, respectively	147.0	154.7
Operating lease assets	153.4	144.8
Investments in unconsolidated entities	62.8	59.6
Deferred tax assets, net	10.5	10.7
Deferred commissions	14.0	13.5
Other assets	13.9	11.9
Total assets	$2,350.9	$2,370.9

Liabilities and equity
Current liabilities:
Deferred revenue	$287.3	$250.1
Accrued compensation	91.3	137.5
Accounts payable and accrued liabilities	59.0	58.9
Current portion of long-term debt	11.0	11.0
Operating lease liabilities	37.1	35.8
Other current liabilities	4.5	2.5
Total current liabilities	490.2	495.8
Operating lease liabilities	142.3	138.7
Accrued compensation	13.3	12.1
Deferred tax liabilities, net	93.1	95.0
Long-term debt	476.7	502.1
Deferred revenue	33.0	32.2
Other long-term liabilities	15.4	11.4
Total liabilities	1,264.0	1,287.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,921,183 and 42,848,359 shares were outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock at cost, 11,008,317 and 10,840,173 shares as of June 30, 2020 and December 31, 2019, respectively	(747.4)	(728.7)
Additional paid-in capital	659.9	655.0
Retained earnings	1,264.3	1,217.9

Accumulated other comprehensive loss:
Currency translation adjustment	(90.6)	(63.0)
Unrealized gain (loss) on available-for-sale investments	0.7	2.4
Total accumulated other comprehensive loss	(89.9)	(60.6)
Total equity	1,086.9	1,083.6
Total liabilities and equity	$2,350.9	$2,370.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2020 and 2019

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6

Net income		—	—	—	23.9	—	23.9
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $1.4		—	—	—	—	(4.1)	(4.1)
Reclassification of adjustments for loss included in net income, net of income tax of $0.1		—	—	—	—	0.3	0.3
Foreign currency translation adjustment, net		—	—	—	—	(40.4)	(40.4)
Other comprehensive loss, net		—	—	—	—	(44.2)	(44.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	121,689	—	—	(10.6)	—	—	(10.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	5.5	—	—	5.5
Stock-based compensation		—	—	7.3	—	—	7.3
Common shares repurchased	(176,925)	—	(20.0)	—	—	—	(20.0)
Dividends declared ($0.30 per share)		—	—	—	(12.8)	—	(12.8)
Balance as of March 31, 2020	42,793,123	$—	$(748.7)	$657.2	$1,229.0	$(104.8)	$1,032.7

Net income		—	—	—	48.2	—	48.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.9		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	12.8	12.8
Other comprehensive income, net		—	—	—	—	14.9	14.9
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	128,060	—	1.3	(7.9)	—	—	(6.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.3	—	—	0.3
Stock-based compensation		—	—	10.3	—	—	10.3
Common shares repurchased	—	—	—	—	—	—	—
Dividends declared ($0.30 per share)		—	—	—	(12.9)	—	(12.9)
Balance as of June 30, 2020	42,921,183	$—	$(747.4)	$659.9	$1,264.3	$(89.9)	$1,086.9

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income, net		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	$—	$(731.4)	$633.7	$1,136.1	$(70.2)	$968.2

Net income		—	—	—	42.1	—	42.1
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.1		—	—	—	—	0.3	0.3
Reclassification of adjustments for loss included in net income, net of income tax of $0.1		—	—	—	—	0.2	0.2
Foreign currency translation adjustment, net		—	—	—	—	(2.8)	(2.8)
Other comprehensive loss, net		—	—	—	—	(2.3)	(2.3)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	107,309	—	1.0	(6.3)	—	—	(5.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2
Stock-based compensation		—	—	12.5	—	—	12.5
Common shares repurchased	—	—	—	—	—	—	—
Dividends declared ($0.28 per share)		—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2019	42,763,022	$—	$(730.4)	$640.1	$1,166.2	$(72.5)	$1,003.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2020	2019
Operating activities
Consolidated net income	$72.1	$75.3
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	67.9	49.4
Deferred income taxes	0.7	(1.8)
Stock-based compensation expense	17.6	22.5
Provision for bad debt	2.3	0.5
Equity in net loss of unconsolidated entities	1.3	0.8
Other, net	3.8	0.7
Changes in operating assets and liabilities:
Accounts receivable	2.1	2.5
Accounts payable and accrued liabilities	(0.7)	(4.5)
Accrued compensation and deferred commissions	(39.1)	(30.8)
Income taxes, current	12.2	1.6
Deferred revenue	40.7	37.2
Other assets and liabilities	(4.6)	(7.2)
Cash provided by operating activities	176.3	146.2

Investing activities
Purchases of investment securities	(31.2)	(19.1)
Proceeds from maturities and sales of investment securities	28.0	19.7
Capital expenditures	(32.1)	(37.0)
Acquisitions, net of cash acquired	(15.5)	—
Purchases of equity- and cost-method investments	(6.5)	(1.2)
Other, net	0.1	(0.4)
Cash used for investing activities	(57.2)	(38.0)

Financing activities
Common shares repurchased	(20.0)	(4.9)
Dividends paid	(25.7)	(23.9)
Proceeds from long-term debt	55.0	—
Repayment of long-term debt	(80.6)	(55.0)
Proceeds from stock-option exercises	0.4	—
Employee taxes paid from withholding of restricted stock units	(17.7)	(9.9)
Other, net	(2.0)	(0.5)
Cash used for financing activities	(90.6)	(94.2)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	0.5
Net increase in cash and cash equivalents	19.6	14.5
Cash and cash equivalents—beginning of period	334.1	369.3
Cash and cash equivalents—end of period	$353.7	$383.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10.6	$23.3
Cash paid for interest	$5.8	$1.2
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(2.2)	$2.6

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it affects team members, customers, suppliers, and global markets. Since the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three and six months ended June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three and six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or governmental actions in geographies in which our business operates.

2. Summary of Significant Accounting Policies

We discuss our other significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

Current Expected Credit Losses: On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU No. 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. On April 25, 2019, the FASB issued ASU No. 2019-04, Codification Improvements (ASU No. 2019-04), which clarifies certain aspects of accounting for credit losses. On May 15, 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (ASU No. 2019-05), which allows entities to elect the fair value option on certain financial instruments. The new standard became effective for us on January 1, 2020 and was applied prospectively. As a result of the adoption of these standards, we made changes to our processes for the assessment of the adequacy of our allowance for credit losses on certain types of financial instruments, including accounts receivable. The adoption of ASU No. 2016-13, ASU No. 2019-04, and ASU No. 2019-05 did not have a material impact on the consolidated financial statements, related disclosures, or results of operations.

Cloud Computing: On August 29, 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU No. 2018-15), which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (CCA) by providing guidance for determining when an arrangement includes a software license and when an arrangement is solely a hosted CCA service. The Company adopted this guidance prospectively beginning on January 1, 2020. Upon adoption, fees paid in a CCA will be evaluated for capitalization as a prepaid asset and expensed within the results of operations in the same financial statement line item as software license fees instead of depreciation and amortization expense. The adoption of ASU No. 2018-15 did not have a material impact on the consolidated financial statements, related disclosures, or results of operations.

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

Recently issued accounting pronouncements not yet adopted

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12), which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas. The new standard is effective for us on January 1, 2021. Early adoption is permitted. We have not decided whether to adopt early and are evaluating the effect that ASU No. 2019-12 may have on our consolidated financial statements, related disclosures, and results of operations.

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR), and other interbank offered rates, to alternative benchmark rates. This guidance is temporary and only in effect during the reference rate transition period through December 31, 2022. We are evaluating the effect that ASU No. 2020-04 may have on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Debt

The following table summarizes our total debt and long-term debt as of June 30, 2020 and December 31, 2019.

(in millions)	As of June 30, 2020	As of December 31, 2019
Term Facility, net of unamortized debt issuance costs of $1.1 million and $1.3 million	$437.7	$443.1
Revolving Credit Facility	50.0	70.0
Total debt	$487.7	$513.1
Less: Current portion of long-term debt, net of unamortized debt issuance costs of $0.3 million and $0.3 million	11.0	11.0
Long-term debt	$476.7	$502.1

Credit Agreement

In connection with the acquisition of Ratings Acquisition Corp (DBRS) on July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of June 30, 2020, our total outstanding debt under the Credit Agreement was $487.7 million with borrowing availability of $250.0 million under the Revolving Credit Facility.

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

364-Day Revolving Credit Facility

On June 30, 2020, we entered into a 364-day revolving credit facility (364-Day Revolving Credit Facility) providing for borrowings in an aggregate principal amount of up to $50.0 million. The proceeds of such borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose. As of June 30, 2020, no borrowings were outstanding.

Compliance with Covenants

The Credit Agreement and the 364-Day Revolving Credit Facility contain identical financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement and 364-Day Revolving Credit Facility) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with these financial covenants as of June 30, 2020 and December 31, 2019.

4. Acquisitions, Goodwill, and Other Intangible Assets
2020 Acquisitions
On January 31, 2020, we acquired Hueler Analytics' Stable Value Fund Comparative Universe Data and Stable Value Index (Hueler Analytics). We began consolidating the financial results of Hueler Analytics in our consolidated financial statements on January 31, 2020.
On April 3, 2020, we acquired PlanPlus Global, a financial-planning, risk-profiling, and portfolio tracking software firm. The acquisition expands our financial-planning capabilities for advisors. We began consolidating the financial results of PlanPlus Global in our consolidated financial statements on April 3, 2020.
2019 Acquisitions
During the second quarter of 2020, we finalized the purchase price allocation related to our acquisition of DBRS and did not record any significant adjustments compared with the preliminary estimates disclosed in the Notes to the Audited Consolidated Financial Statements included in our Annual Report.
The following unaudited pro forma information presents a summary of our Condensed Consolidated Statements of Income for the six months ended June 30, 2019 as if we had completed the acquisition as of January 1, 2019.

This unaudited pro forma information is presented for illustrative purposes and is not intended to represent or be indicative of the actual results of operations or expected synergies of DBRS Morningstar that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, nor is it intended to represent or be indicative of future results of operations.
In calculating the pro forma information below, we included an estimate of amortization expense related to the intangible assets acquired, depreciation expense due to changes in estimated remaining useful lives of long-lived assets, and reduction in revenue as a result of the fair value adjustments to deferred revenue, as well as the related income tax impacts.

Unaudited Pro Forma Financial Information	Six months ended
(in millions, except for per share amounts)	June 30, 2019
Revenue	$613.0
Operating income	101.0
Net income	71.5

Basic net income per share	$1.67
Diluted net income per share	$1.66

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2019 to June 30, 2020:

(in millions)
Balance as of December 31, 2019	$1,039.1
Other, primarily foreign currency translation	(13.8)
Balance as of June 30, 2020	$1,025.3

We did not record any goodwill impairment losses in the first six months of 2020 and 2019. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of June 30, 2020				As of December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$373.1	$(142.8)	$230.3	11	$377.9	$(130.3)	$247.6	11
Technology-based assets	169.7	(121.0)	48.7	7	163.7	(112.0)	51.7	7
Intellectual property & other	69.9	(38.4)	31.5	8	69.3	(35.2)	34.1	8
Total intangible assets	$612.7	$(302.2)	$310.5	9	$610.9	$(277.5)	$333.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Amortization expense	$13.7	$4.9	$27.7	$9.8

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2020 and subsequent years to be as follows:

(in millions)
Remainder of 2020 (from July 1 through December 31)	$27.1
2021	51.7
2022	43.7
2023	39.9
2024	34.1
Thereafter	114.0
Total	$310.5

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Basic net income per share:
Consolidated net income	$48.2	$42.1	$72.1	$75.3

Weighted average common shares outstanding	42.9	42.7	42.9	42.7

Basic net income per share	$1.13	$0.99	$1.68	$1.77

Diluted net income per share:
Consolidated net income	$48.2	$42.1	$72.1	$75.3

Weighted average common shares outstanding	42.9	42.7	42.9	42.7
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.3	0.4	0.3	0.4
Weighted average common shares outstanding for computing diluted income per share	43.2	43.1	43.2	43.1

Diluted net income per share	$1.12	$0.98	$1.67	$1.75

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
License-based	$221.1	$200.9	$437.1	$396.4
Asset-based	51.8	52.6	109.0	101.5
Transaction-based	55.0	20.4	105.8	34.9
Consolidated revenue	$327.9	$273.9	$651.9	$532.8

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue is generated by Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, and other similar product lines.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 12 to 36 months. Asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets and significant disruptions in the market are evaluated to determine whether estimates of earned asset-based fees need to be revised for the current quarter. The timing of client asset reporting and the structure of certain contracts can result in a one-quarter lag between market movements and the impact on earned revenue. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue is generated by Investment Management, Workplace Solutions, and Morningstar Indexes.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue is generated by DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences. DBRS Morningstar revenue includes revenue from surveillance services, which is recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance as of June 30, 2020 had a net increase of $38.0 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $180.5 million of revenue in the six month period ended June 30, 2020 that was included in the contract liabilities balance as of December 31, 2019.

We expect to recognize revenue related to our contract liabilities for the remainder of 2020 and subsequent years as follows:

(in millions)	As of June 30, 2020
Remainder of 2020 (from July 1 through December 31)	$318.6
2021	236.7
2022	85.6
2023	20.8
2024	11.6
Thereafter	54.5
Total	$727.8

The aggregate amount of revenue we expect to recognize for the remainder of 2020 and subsequent years is higher than our contract liability balance of $320.3 million as of June 30, 2020. The difference represents the value of future obligations for signed contracts for which we have not yet begun to satisfy the performance obligations or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of June 30, 2020. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of June 30, 2020, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first six months of 2020.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2020	As of December 31, 2019
Accounts receivable, less allowance for credit losses	$181.4	$188.5
Deferred commissions	31.6	30.4
Total contract assets	$213.0	$218.9

7. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources considering our core data which is managed centrally on a company-wide basis and evaluates our financial results. Because we have a single reportable segment, all required financial segment information can be found directly in the Condensed Consolidated Financial Statements. The accounting policies for our reportable segment are the same as those described in Note 2 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
United States	$228.3	$208.0	$462.9	$403.1

Asia	8.3	6.8	15.9	13.1
Australia	10.4	10.0	21.0	19.5
Canada	28.3	7.8	49.0	15.7
Continental Europe	23.9	20.9	46.9	41.3
United Kingdom	27.0	18.8	53.0	36.9
Other	1.7	1.6	3.2	3.2
Total International	99.6	65.9	189.0	129.7

Consolidated revenue	$327.9	$273.9	$651.9	$532.8

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of June 30, 2020	As of December 31, 2019
United States	$125.7	$131.2

Asia	5.9	6.6
Australia	3.7	4.2
Canada	2.4	2.9
Continental Europe	2.4	2.3
United Kingdom	6.5	6.9
Other	0.4	0.6
Total International	21.3	23.5

Consolidated property, equipment, and capitalized software, net	$147.0	$154.7

Operating lease assets by geographical area

(in millions)	As of June 30, 2020	As of December 31, 2019
United States	$93.5	$86.4

Asia	16.1	20.2
Australia	5.5	5.8
Canada	7.2	7.5
Continental Europe	15.2	6.3
United Kingdom	15.2	17.9
Other	0.7	0.7
Total International	59.9	58.4

Consolidated operating lease assets	$153.4	$144.8

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not significant.

8. Fair Value Measurements

As of June 30, 2020 and December 31, 2019, our investment balances totaled $29.5 million and $33.4 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

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

A contract is or contains an embedded lease if the contract meets all the below criteria:

•there is an identified asset;
•we obtain substantially all the economic benefits of the asset; and
•we have the right to direct the use of the asset.

For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease if available. However, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is a collateralized rate. To apply the incremental borrowing rate, we used a portfolio approach and grouped leases based on similar lease terms in a manner whereby we reasonably expect that the application does not differ materially from a lease-by-lease approach.
Our leases have remaining lease terms of approximately 1 year to 13 years, which term may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Classification on the Balance Sheet	As of June 30, 2020	As of December 31, 2019
Assets
Operating	Operating Lease Assets	$153.4	$144.8

Liabilities
Operating	Operating lease liabilities, current	$37.1	$35.8
Operating	Operating lease liabilities, non-current	142.3	138.7
Total lease liabilities		$179.4	$174.5

Our operating lease expense for the three months ended June 30, 2020 was $10.1 million, compared with $7.9 million for the three months ended June 30, 2019. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.5 million for the three months ended June 30, 2020, compared with $3.1 million for the three months ended June 30, 2019. We made lease payments of $10.6 million during the three months ended June 30, 2020, compared with $8.2 million during the three months ended June 30, 2019.

Our operating lease expense for the six months ended June 30, 2020 was $19.8 million, compared with $15.8 million for the six months ended June 30, 2019. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $6.9 million for the six months ended June 30, 2020, compared with $5.7 million for the six months ended June 30, 2019. We made lease payments of $21.1 million during the six months ended June 30, 2020, compared with $14.4 million during the six months ended June 30, 2019.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2020 (July 1 through December 31)	$21.6
2021	41.4
2022	28.4
2023	25.8
2024	20.3
Thereafter	71.3
Total minimum lease commitments	208.8
Adjustment for discount to present value	29.4
Total	$179.4

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2020
Weighted-average remaining lease term (in years)	6.8

Weighted-average discount rate	4.24%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Cost of revenue	$3.7	$3.7	$6.1	$6.8
Sales and marketing	1.2	1.4	2.2	2.9
General and administrative	5.4	7.4	9.3	12.8
Total stock-based compensation expense	$10.3	$12.5	$17.6	$22.5

As of June 30, 2020, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $66.2 million, which we expect to recognize over a weighted average period of 17 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and six months ended June 30, 2020 and June 30, 2019:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.9	$53.1	$97.1	$99.3
Equity in net income (loss) of unconsolidated entities	(0.5)	0.7	(1.3)	(0.8)
Total	$63.4	$53.8	$95.8	$98.5
Income tax expense	$15.2	$11.7	$23.7	$23.2
Effective tax rate	24.0%	21.7%	24.7%	23.6%

Our effective tax rate in the second quarter and first six months of 2020 was 24.0% and 24.7%, respectively, reflecting respective increases of 2.3 and 1.1 percentage points, compared with the same periods in the prior year. The increases were primarily due to minimum taxes and non-deductible expenses in 2020.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2020 and December 31, 2019, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2020	As of December 31, 2019
Gross unrecognized tax benefits	$11.4	$12.6
Gross unrecognized tax benefits that would affect income tax expense	$11.4	$12.6
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11.2	$12.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2020	As of December 31, 2019
Current liability	$7.9	$10.8
Non-current liability	4.4	3.0
Total liability for unrecognized tax benefits	$12.3	$13.8

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

Approximately 70% of our cash, cash equivalents, and investments balance as of June 30, 2020 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

12. Contingencies

We record accrued liabilities for litigation, regulatory, and other business matters when those matters represent loss contingencies that are both probable and estimable. In these cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. As litigation, regulatory, or other business matters develop, we evaluate on an ongoing basis whether such matters present a loss contingency that is probable and estimable.

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data, and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At a given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings of which may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses for these matters. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position.

Credit Ratings Matters
In April 2020, the staff of the SEC notified Morningstar Credit Ratings, LLC (MCR) that they had reached a preliminary decision to recommend that the Commission authorize an enforcement action related to MCR’s former commercial mortgage-backed securities ratings methodology. MCR submitted a written response to the staff on May 12, 2020. At this time, we do not believe any result will have a material adverse effect on our business, operating results, or financial position.

On May 15, 2020, in an unrelated matter, MCR entered into a settlement for $3.5 million with the SEC to resolve an investigation into whether certain activities of MCR's asset-backed securities staff in 2015 to 2016 complied with sales and marketing rules applicable to Nationally Recognized Statistical Rating Organizations. The full amount of the settlement was accrued as of December 31, 2019.

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

We did not repurchase any shares during the second quarter of 2020. In the first six months of 2020, we repurchased a total of 176,925 shares for $20.0 million. As of June 30, 2020, we repurchased a total of 421,105 shares for $45.6 million under this program, leaving approximately $454.4 million available for future repurchases.

14. Subsequent Events

Acquisition of Sustainalytics
On July 2, 2020, we completed our previously announced acquisition of Sustainalytics, a globally recognized leader in environmental, social, and governance (ESG) ratings and research. The Company owned an approximate 40% ownership stake in Sustainalytics, first acquired in 2017, and purchased the remaining approximate 60% of Sustainalytics shares upon closing of the transaction. The transaction consideration included a cash payment at closing of EUR 54.5 million and additional cash payments in 2021 and 2022 contingent upon on a multiple of Sustainalytics’ 2020 and 2021 fiscal year revenues.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance, including the expected impacts of COVID-19. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•the impact of the current COVID-19 pandemic on our business, financial condition, and results of operations;
•liability for any losses that result from an actual or claimed breach of our fiduciary duties;
•failing to maintain and protect our brand, independence, and reputation;
•liability related to cybersecurity and the protection of confidential information, including personal information about individuals;
•failing to differentiate our products and continuously create innovative, proprietary research tools and financial advisor software;
•inadequacy of our operational risk management and business continuity programs in the event of a material disruptive event;
•failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;
•compliance failures, regulatory action, or changes in laws applicable to our investment advisory or credit ratings operations;
•volatility in the financial sector, global financial markets, and global economy and its effect on our revenue from asset-based fees and credit ratings business;
•trends in the asset management industry, including the increasing adoption of investment strategies and portfolios relying on passively managed investment vehicles and increased industry consolidation;
•liability relating to the collection or distribution of information and data we collect and produce, or errors included therein;
•an outage of our database, technology-based products and services, or network facilities or the movement of parts of our technology and data infrastructure to the public cloud and other outsourced providers;
•the failure of acquisitions and other investments to be efficiently integrated and produce the results we anticipate;
•the failure to recruit, develop, and retain qualified employees;
•challenges faced by our non-U.S. operations, including the concentration of data and development work at our offshore facilities in China and India; and
•the failure to protect our intellectual property rights or claims of intellectual property infringement against us.

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

We deliver insights and experiences to clients that are essential to investing. Proprietary data sets, meaningful analytics, independent research and effective investment strategies are at the core of the powerful digital solutions that investors across client segments rely on. We generate revenue through products and services in three major categories:

•Subscriptions and license agreements, which typically generate recurring revenue;
•Asset-based fees for our investment management business; and
•Transaction-based revenue for products that involve primarily one-time, non-recurring revenue.

COVID-19 Update

As of June 30, 2020, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it affects team members, customers, suppliers, and global markets.

Given the dynamic nature of these circumstances, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While the recurring nature of our licensed-based revenue showed resilience in the second quarter, a prolonged economic downturn caused by the COVID-19 pandemic could lead clients to adjust purchasing decisions or product and service implementations, or may cause them to cancel or reduce spending with us. Our asset-based revenue is subject to global market conditions and client investment decisions although the structure of certain contracts and timing of client asset reporting may cause certain impacts to be reflected in results with a lag. Transaction-based revenue primarily includes DBRS Morningstar, which is dependent on overall credit market conditions and debt issuance levels. The tightening of global credit markets and market volatility persisted in the second quarter and continued to have an adverse impact on the volume of many new issuance segments in the U.S. and Europe. Transaction-based revenue was also impacted by the delay or cancellation of many Morningstar-sponsored conferences due to shelter-in-place orders, quarantines and significant restrictions on travel that continued in the second quarter.

Our operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions continue to impose a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We continue to implement our business continuity plans and our incident management team is in place to respond to changes in our global environment quickly and effectively. To protect the health and safety of our team members, we successfully transitioned our global workforce to remote work environments, which has had relatively little impact on the productivity of our employees, including our ability to gather data. Based on the guidelines of local authorities and our own safety standards, we have begun to re-open certain offices on a limited capacity basis during the second quarter and will continue to do so to provide flexibility for employees with a focus on social distancing and safety. We are also working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely. There have been minimal interruptions in our ability to provide our products, services, and support to our clients.

The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results. This includes the evaluation and implementation of certain cost control efforts to help us mitigate the impact that reduced revenues may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position. On June 30, 2020, we entered into a $50.0 million 364-day senior revolving credit facility on terms consistent with our Credit Agreement. Our cash and investments totaled $383.2 million at the end of the second quarter of 2020 and we had approximately $300.0 million of availability under our $350.0 million revolving credit facilities. We remain in compliance with our financial covenants under these facilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three and six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or governmental actions in geographies in which our business operates.

For more information, see Item 1A. Risk Factors for further discussion of the impact of the COVID-19 pandemic on our business.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended June 30,							Six months ended June 30,
	2020	2019		Change		Organic Change (1)		2020	2019	Change	Organic Change (1)
Revenue by Type
License-based (2)	$221.1	$200.9		10.1%		10.1%		$437.1	$396.4	10.3%	10.4%
Asset-based (3)	51.8	52.6		(1.5)%		(0.9)%		109.0	101.5	7.4%	8.2%
Transaction-based (4)	55.0	20.4		169.6%		(46.3)%		105.8	34.9	203.2%	(36.4)%

Key product area revenue
Morningstar Data	$53.3	$49.7		7.2%		8.7%		$104.7	$97.4	7.5%	8.8%
DBRS Morningstar (5)	49.7	10.6		368.9%		—%	(6)	96.4	20.1	379.6%	—%	(6)
PitchBook	48.0	35.1		36.8%		36.8%		93.3	67.4	38.4%	38.4%
Morningstar Direct	38.7	36.8		5.2%		6.5%		77.0	73.1	5.3%	6.5%
Investment Management	27.3	28.9		(5.5)%		(4.5)%		57.8	55.5	4.1%	5.3%
Morningstar Advisor Workstation	21.2	22.2		(4.5)%		(4.3)%		43.0	44.5	(3.4)%	(3.3)%
Workplace Solutions	19.7	19.7		—%		—%		40.9	38.2	7.1%	7.1%

	As of June 30,
	2020	2019		Change
Select business metrics
Morningstar Direct licenses	16,148	15,521		4.0%
PitchBook Platform licenses	45,039	29,398		53.2%
Advisor Workstation clients (U.S.)	152	171		(11.1)%
Morningstar.com Premium Membership subscriptions (U.S.)	113,683	111,428		2.0%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$76.9	$66.7		15.3%
Fiduciary Services	48.8	48.2		1.2%
Custom Models	32.6	32.7		(0.3)%
Workplace Solutions (total)	$158.3	$147.6		7.2%
Investment Management (7)
Morningstar Managed Portfolios	$25.5	$46.2		(44.8)%	(8)
Institutional Asset Management	15.5	15.0	(9)	3.3%
Asset Allocation Services	5.8	7.1		(18.3)%
Investment Management (total)	$46.8	$68.3		(31.5)%

Asset value linked to Morningstar Indexes ($bil)	$62.0	$60.5		2.5%

	Three months ended June 30,							Six months ended June 30,
	2020	2019		Change				2020	2019	Change
Average assets under management and advisement ($bil)	$191.7	$213.1		(10.0)%				$205.1	$206.4	(0.6)%
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
(5) Revenue for the three and six months ended June 30, 2019 reflects Morningstar Credit Ratings. Revenue for the three and six months ended June 30, 2020 reflects DBRS Morningstar, the combined credit ratings operations. For the three and six months ended June 30, 2020, transaction-based revenue derived primarily from one-time ratings fees was 59.5% and 58.9%, respectively, while recurring revenue from surveillance, research, and other services comprised the remainder for the period.
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
(7) Revenue for Investment Management includes Morningstar Managed Portfolios, Institutional Asset Management, and Asset Allocation Services.
(8) The decline in revenue for Morningstar Managed Portfolios was largely attributed to a client contract change from a variable to fixed-fee arrangement. Excluding the assets from this client contract in the prior-year period, Morningstar Managed Portfolios declined 4.1%. The increase in revenue for Investment Management diverged from the decline in assets under management and advisement due to the aforementioned contract change, the impact of average asset calculations on Morningstar Managed Portfolios billing, and increased assets in the Morningstar Funds Trust.
(9) Revised to reflect updated asset reporting.

Three and Six Months Ended June 30, 2020 vs. Three and Six Months Ended June 30, 2019

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2020	2019	Change		2020	2019	Change
Consolidated revenue	$327.9	$273.9	19.7%		$651.9	$532.8	22.4%
Operating income	61.3	50.8	20.7%		105.8	100.3	5.5%
Operating margin	18.7%	18.5%	0.2	pp	16.2%	18.8%	(2.6)	pp

Cash provided by operating activities	$127.6	$87.2	46.3%		176.3	$146.2	20.6%
Capital expenditures	(17.0)	(18.3)	(7.1)%		(32.1)	(37.0)	(13.2)%
Free cash flow	$110.6	$68.9	60.5%		$144.2	$109.2	32.1%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•consolidated revenue, excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations (organic revenue);
•consolidated international revenue, excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations (international organic revenue);
•consolidated operating income, excluding all merger and acquisition (M&A)-related expenses and amortization (adjusted operating income);
•consolidated operating margin, excluding all M&A-related expenses and amortization (adjusted operating margin); and
•cash provided by or used for operating activities less capital expenditures (free cash flow).

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

Consolidated Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consolidated revenue	$327.9	$273.9	19.7%	$651.9	$532.8	22.4%

In the second quarter of 2020, consolidated revenue increased 19.7% to $327.9 million. DBRS Morningstar, our combined credit ratings operation, contributed $39.1 million of revenue growth during the second quarter of 2020. Foreign currency movements had a negative impact in the quarter, reducing revenue by $2.5 million.

License-based revenue, which represents subscription services available to customers, grew 10.1% during the second quarter of 2020, driven by demand for license-based products, such as PitchBook, Morningstar Data, and Morningstar Direct. PitchBook exhibited strong levels of both new account sales, as well as existing client renewals, which resulted in an increase in revenue of $12.9 million during the quarter. The number of PitchBook Platform licenses increased to 45,039 at June 30, 2020, compared with 29,398 at June 30, 2019. Continued global demand for our data and research helped to drive revenue growth of $3.6 million and $1.9 million for Morningstar Data and Morningstar Direct, respectively. Morningstar Data continued to benefit from accelerating trends automating work flows and building out analytics teams by firms. Morningstar Direct performance was balanced across geographies with higher growth rates in Europe and Asia.

Asset-based revenue decreased by 1.5% during the second quarter of 2020 as market volatility in the first quarter of 2020 led to a revenue decline in Investment Management and flat performance in Workplace Solutions in the second quarter. This was an anticipated outcome given the structure of certain contracts and the timing of client asset reporting. Growth in Morningstar Indexes revenue was driven by positive market movements and flows into new and existing investable products.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting generally results in a one-quarter lag between market movements and the impact on revenue levels. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $191.7 billion in the second quarter of 2020, compared with $213.1 billion in the second quarter of 2019. The decline in average assets under management and advisement was largely attributed to a client contract change from a variable to fixed-fee arrangement within Morningstar Managed Portfolios. Assets reported within Investment Management only include contracts with variable fees.

Transaction-based revenue more than doubled during the second quarter of 2020 compared with the second quarter of 2019, driven by the contribution of DBRS Morningstar. Many new issuance segments of the transaction-based credit rating business in both Europe and the U.S. slowed or paused during the second quarter as the pandemic persisted. However, DBRS Morningstar benefited from record corporate issuance volumes in Canada, as many Canadian investment grade issuers accelerated their full year issuance plans into the second quarter. Recurring annual fees tied to surveillance, research, and other services represented 40.5% of credit ratings revenue. Excluding the impact of the combined credit ratings contribution, transaction-based revenue declined $4.5 million, or 45.9%, due to the 2020 Morningstar Investment Conferences delays and decreases in advertising revenue on Morningstar.com.

In the first six months of 2020, consolidated revenue increased 19.7% to $327.9 million. DBRS Morningstar contributed $76.3 million of revenue growth during the first six months of 2020. Foreign currency movements had a negative impact in the first six months of 2020, reducing revenue by $4.5 million.

License-based revenue, which represents subscription services available to customers, grew 10.3% during the first six months of 2020, driven by demand for license-based products, such as PitchBook, Morningstar Data, and Morningstar Direct. Revenue from PitchBook, Morningstar Data, and Morningstar Direct increased $25.9 million, $7.3 million, and $3.9 million, respectively, due to the same factors listed above.

Asset-based revenue increased by 7.4% during the first six months of 2020, primarily driven by Morningstar Managed Portfolios, Workplace Solutions, and Morningstar Indexes. Morningstar Managed Portfolios revenue increased $3.3 million due to the $3.0 million gross revenue contribution from Morningstar Funds Trust. Workplace Solutions revenue increased $2.7 million, resulting from asset growth in Managed Retirement Accounts. Strong revenue contribution in Morningstar Indexes provided further benefit during the first six months of 2020.

Average assets under management and advisement were approximately $205.1 billion in the first six months of 2020, compared with $206.4 billion in the first six months of 2019.

Transaction-based revenue more than tripled during the first six months of 2020 compared with the first six months of 2019, driven by the contribution of DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other services represented 41.1% of credit ratings revenue. Excluding the impact of the combined credit ratings contribution, transaction-based revenue declined $5.4 million, or 36.5%, due to the same factors listed above.

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

Excluding revenue from acquisitions and the unfavorable impact of foreign currency translations, organic revenue increased 5.8% and 8.6% during the second quarter and first six months of 2020, respectively. PitchBook, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the second quarter and first six months of 2020.

The table below reconciles consolidated revenue with organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consolidated revenue	$327.9	$273.9	19.7%	$651.9	$532.8	22.4%
Less: acquisitions	(51.7)	(10.6)	387.7%	(99.4)	(20.1)	394.5%
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of new accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	2.5	—	MNF	4.5	—	MNF
Organic revenue	$278.7	$263.3	5.8%	$557.0	$512.7	8.6%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
United States	$228.3	$208.0	9.8%	$462.9	$403.1	14.8%

Asia	8.3	6.8	22.1%	15.9	13.1	21.4%
Australia	10.4	10.0	4.0%	21.0	19.5	7.7%
Canada	28.3	7.8	262.8%	49.0	15.7	212.1%
Continental Europe	23.9	20.9	14.4%	46.9	41.3	13.6%
United Kingdom	27.0	18.8	43.6%	53.0	36.9	43.6%
Other	1.7	1.6	6.3%	3.2	3.2	—%
Total International	99.6	65.9	51.1%	189.0	129.7	45.7%

Consolidated revenue	$327.9	$273.9	19.7%	$651.9	$532.8	22.4%

International revenue comprised approximately 30% of our consolidated revenue for the second quarter and first six months of 2020, compared to approximately 24% for the second quarter and first six months of 2019. Approximately 50% is generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 51.1% and 45.7% in the second quarter and first six months of 2020, respectively, primarily as a result of our acquisition of DBRS, which has a significant revenue base in Canada and the U.K.

International organic revenue

International organic revenue (international revenue, excluding acquisitions, divestitures, adoption of new accounting changes, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International organic revenue for the three months ended June 30, 2020 grew 7.0% as a result of $31.6 million of incremental revenue from acquisitions offset partially by a $2.5 million unfavorable impact of foreign currency translations, and mainly reflects growth in Morningstar Data and Morningstar Direct across all geographies during the second quarter of 2020.

International organic revenue for the six months ended June 30, 2020 grew 7.8% as a result of $53.7 million of incremental revenue from acquisitions offset partially by a $4.5 million unfavorable impact of foreign currency translations, and mainly reflects growth in Morningstar Data and Morningstar Direct across all geographies during the first six months of 2020.

The table below presents a reconciliation from international revenue to international organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
International revenue	$99.6	$65.9	51.1%	$189.0	$129.7	45.7%
Less: acquisitions	(31.6)	—	NMF	(53.7)	—	NMF
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of new accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	2.5	—	NMF	4.5	—	NMF
International organic revenue	$70.5	$65.9	7.0%	$139.8	$129.7	7.8%

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Cost of revenue	$131.1	$107.5	22.0%		$268.1	$212.6	26.1%
% of consolidated revenue	40.0%	39.2%	0.8	pp	41.1%	39.9%	1.2	pp
Sales and marketing	47.2	45.7	3.3%		98.1	85.7	14.5%
% of consolidated revenue	14.4%	16.7%	(2.3)	pp	15.0%	16.1%	(1.1)	pp
General and administrative	54.6	44.0	24.1%		112.0	84.8	32.1%
% of consolidated revenue	16.7%	16.1%	0.6	pp	17.2%	15.9%	1.3	pp
Depreciation and amortization	33.7	25.9	30.1%		67.9	49.4	37.4%
% of consolidated revenue	10.3%	9.5%	0.8	pp	10.4%	9.3%	1.1	pp
Total operating expense	$266.6	$223.1	19.5%		$546.1	$432.5	26.3%
% of consolidated revenue	81.3%	81.5%	(0.2)	pp	83.8%	81.2%	2.6	pp

Consolidated operating expense increased $43.5 million, or 19.5%, in the second quarter of 2020, and $113.6 million, or 26.3%, in the first six months of 2020. DBRS Morningstar contributed 19.0% to operating expense growth, including deal-related amortization and integration expenses as well as costs related to regulatory matters during the second quarter of 2020. Operating expenses for the remainder of Morningstar remained relatively flat, reflecting the impact of reduced spending in certain categories resulting from the COVID-19 pandemic, as well as deliberate decisions by management to control costs. Foreign currency translations had a favorable impact of $2.8 million and $4.8 million on operating expense during the second quarter and first six months of 2020, respectively.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $29.3 million in the second quarter of 2020. The addition of approximately 484 employees from the DBRS acquisition contributed $21.6 million of the total increase in compensation expense. The remaining increase reflects headcount in data collection and analysis, product and software development, and sales and service support. Amortization expense increased $8.8 million primarily from additional amortization related to intangibles from the acquisition of DBRS. Professional fees increased $8.2 million due to costs related to regulatory matters and M&A-related activity. Production expense increased $2.2 million, primarily from fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud-based computing costs. The increase in expenses was partially mitigated by lower spend in categories directly impacted by the COVID-19 pandemic, such as employee travel-related expense and conference marketing, which decreased $4.8 million and $3.2 million, respectively, during the second quarter of 2020. Stock-based compensation expense declined $2.2 million related to the renewal of PitchBook's management bonus plan. The new three-year plan mirrors the incentive structure of the original plan, featuring lower target payouts in the first two years compared with the actual 2019 payout.

We had 6,914 employees worldwide as of June 30, 2020, compared with 5,829 as of June 30, 2019. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the United States. This increase also includes approximately 484 employees who joined Morningstar as a result of the DBRS acquisition in July 2019.
Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.
Cost of revenue increased $23.6 million in the second quarter of 2020. Higher compensation expense of $18.0 million was the largest contributor to the increase. DBRS Morningstar contributed $16.5 million of the increase in compensation expense. Professional fees increased $3.5 million during the second quarter of 2020 related to third-party contractors assisting with software development and technology improvements. Higher production expense of $2.2 million also contributed to the unfavorable variance in this category, mainly due to $1.3 million in fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud computing costs.

Cost of revenue increased $55.5 million in the first six months of 2020. Higher compensation expense of $39.7 million was the largest contributor to the increase. DBRS Morningstar contributed $33.5 million of the increase in compensation expense. Professional fees and production expense both increased $6.7 million during the first six months of 2020 due to the same factors listed above.

Continuous focus on the development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in a slight increase in capitalized software development over the prior period, which in turn reduced operating expense. We capitalized $28.3 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software in the first six months of 2020, compared with $27.3 million in the first six months of 2019.

Sales and marketing

Sales and marketing expense increased $1.5 million in the second quarter of 2020, reflecting a $6.0 million increase in compensation expense, which was partially driven by additional headcount from the DBRS acquisition. The increase in compensation expense was mitigated by lower spend in certain expense categories impacted by the pandemic, such as employee travel-related expense and conference marketing, which decreased $1.8 million and $3.2 million, respectively, during the second quarter of 2020.

For the first six months of 2020, sales and marketing expense increased $12.4 million, reflecting a $14.0 million increase in compensation expense, which was partially driven by additional headcount from the DBRS acquisition. Sales commission expense was higher by $2.4 million largely due to strong PitchBook sales performance and additional headcount under the sales commission plans throughout the organization. Travel-related and conference marketing expense also declined during the first six months of 2020 due to the same factors listed above.

General and administrative

General and administrative expense increased $10.6 million during the second quarter of 2020. Compensation expense increased $5.2 million, of which DBRS Morningstar accounted for $3.5 million. Professional fees increased $4.6 million during the second quarter of 2020, primarily due to regulatory matters and M&A-related activity. Rent expense also increased $3.3 million during the second quarter in connection with lease expansion and renewals in certain geographies. Stock-based compensation decreased $2.0 million as a result of the renewal of PitchBook's management bonus plan. The new three-year plan mirrors the incentive structure of the original plan, featuring lower target payouts in the first two years compared with the actual 2019 payout.

For the first six months of 2020, general and administrative expense increased $27.2 million. Compensation expense increased $11.4 million, of which DBRS Morningstar accounted for $7.4 million. Professional fees and rent expense increased $9.4 million and $4.9 million, respectively, while stock-based compensation decreased $3.5 million due to the same factor listed above.

Depreciation and amortization

Depreciation expense increased $1.1 million in the second quarter of 2020, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense increased $8.8 million, primarily from additional amortization related to intangibles generated by the acquisition of DBRS.

For the first six months of 2020, depreciation expense was relatively flat. Intangible amortization expense increased $17.9 million, primarily from additional amortization related to intangibles generated by the acquisition of DBRS.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $27.1 million for the remainder of 2020. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2020	2019	Change		2020	2019	Change
Operating income	$61.3	$50.8	20.7%		$105.8	$100.3	5.5%
% of revenue	18.7%	18.5%	0.2	pp	16.2%	18.8%	(2.6)	pp

Consolidated operating income increased $10.5 million in the second quarter of 2020, reflecting an increase in operating expenses of $43.5 million, which was partially mitigated by an increase in revenue of $54.0 million. Operating margin was 18.7%, an increase of 0.2 percentage points, compared with the second quarter of 2019.

Consolidated operating income increased $5.5 million in the first six months of 2020, reflecting an increase in operating expenses of $113.6 million, which was partially mitigated by an increase in revenue of $119.1 million. Operating margin was 16.2%, a decrease of 2.6 percentage points, compared with the first six months of 2019.

We reported adjusted operating income, which excludes M&A-related expenses and amortization expense, of
$79.5 million in the second quarter of 2020 and $140.9 million in the first six months of 2020. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Operating income	$61.3	$50.8	20.7%	$105.8	$100.3	5.5%
Add: intangible amortization expense	13.7	4.9	179.6%	27.7	9.8	182.7%
Add: M&A-related expenses	4.5	1.8	150.0%	7.4	2.1	252.4%
Adjusted operating income	$79.5	$57.5	38.3%	$140.9	$112.2	25.6%

We also reported adjusted operating margin, which excludes M&A-related expenses and amortization expense, of 24.3% in the second quarter of 2020 and 21.5% in the first six months of 2020. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Operating margin	18.7%	18.5%	0.2 pp	16.2%	18.8%	(2.6) pp
Add: intangible amortization expense	4.2	1.8	2.4 pp	4.2	1.8	2.4 pp
Add: M&A-related expenses	1.4	0.7	0.7 pp	1.1	0.4	0.7 pp
Adjusted operating margin	24.3%	21.0%	3.3 pp	21.5%	21.0%	0.5 pp

Non-Operating Income (Expense), Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
 Non-operating income (expense), net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Interest income	$0.2	$0.8	$0.7	$1.2
Interest expense	(2.1)	(0.1)	(5.8)	(1.2)
Gain (loss) on sale of investments, net	0.9	(0.2)	0.5	0.4
Other expense, net	3.6	1.8	(4.1)	(1.4)
Non-operating income (expense), net	$2.6	$2.3	$(8.7)	$(1.0)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facilities.
Other expense, net primarily includes foreign currency exchange losses.

Equity in net income (loss) of unconsolidated entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Equity in net income (loss) of unconsolidated entities	$(0.5)	$0.7	$(1.3)	$(0.8)

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Income before income taxes and equity in net loss of unconsolidated entities	$63.9	$53.1	$97.1	$99.3
Equity in net income (loss) of unconsolidated entities	(0.5)	0.7	(1.3)	(0.8)
Total	$63.4	$53.8	$95.8	$98.5
Income tax expense	$15.2	$11.7	$23.7	$23.2
Effective tax rate	24.0%	21.7%	24.7%	23.6%

Our effective tax rate in the second quarter and first six months of 2020 was 24.0% and 24.7%,respectively, reflecting respective increases of 2.3 and 1.1 percentage points compared with the same periods in the prior year. The increases were primarily due to minimum taxes and non-deductible expenses in 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents, and investments of $383.2 million, an increase of $15.7 million, compared with $367.5 million as of December 31, 2019. The increase reflects cash provided by operating activities and proceeds from long-term debt of $55.0 million, partially offset by $80.6 million of repayments of long-term debt, $32.1 million of capital expenditures, dividends paid of $25.7 million, $20.0 million to repurchase common stock through our share repurchase program, and $17.7 million for employee taxes paid from withholding of restricted stock units.

Cash provided by operating activities is our main source of cash. In the first six months of 2020, cash provided by operating activities was $176.3 million, reflecting $165.7 million of net income, adjusted for non-cash items, and an additional $10.6 million in positive changes from our net operating assets and liabilities.

On July 2, 2019, we entered into a senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $487.7 million as of June 30, 2020 and a revolving credit facility borrowing availability of $250.0 million. The Credit Agreement contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of June 30, 2020. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

On June 30, 2020, the Company entered into a new senior credit agreement that provides the Company with a $50.0 million 364-day senior revolving credit facility. This 364-day revolving facility was undrawn as of June 30, 2020.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. However, the situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position and operating results. We are focusing on maintaining a strong balance sheet and liquidity position. We hold our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $29.2 million, or 99.0%, as of June 30, 2020) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 70% of our cash, cash equivalents, and investments balance as of June 30, 2020 and as of December 31, 2019 was held by our operations outside the United States. We generally consider our U.S. directly- owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2020, our board of directors approved a regular quarterly dividend of $0.30 per share, or $12.9 million, payable on July 31, 2020 to shareholders of record as of July 2, 2020.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first six months of 2020, we repurchased a total of 176,925 shares for $20.0 million and had approximately $454.4 million available for future repurchases as of June 30, 2020.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cash provided by operating activities	$127.6	$87.2	46.3%	$176.3	$146.2	20.6%
Capital expenditures	(17.0)	(18.3)	(7.1)%	(32.1)	(37.0)	(13.2)%
Free cash flow	$110.6	$68.9	60.5%	$144.2	$109.2	32.1%

We generated free cash flow of $110.6 million in the second quarter of 2020, an increase of $41.7 million, compared with the second quarter of 2019. The change reflects a $40.4 million increase in cash provided by operating activities as well as a $1.3 million decrease in capital expenditures.

In the first six months of 2020, we generated free cash flow of $144.2 million, an increase of $35.0 million, compared with the first six months of 2019. The change reflects a $30.1 million decrease in cash provided by operating activities as well as a $4.9 million decrease in capital expenditures.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 24, 2020:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 24, 2020	Projected Beneficial Ownership (1)
Bevin Desmond Head of Talent and Culture	6/3/2020	12/31/2020	7,000	Shares to be sold under the plan upon exercise of option	—	48,237
Joe Mansueto Executive Chairman	11/5/2019	4/30/2021	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	400,000	19,214,144
During the second quarter of 2020, the previously disclosed Rule 10b5-1 plans for Cheryl Francis, Joe Mansueto, and Caroline Tsay completed in accordance with their respective terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2020 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 29, 2020 and restricted stock units that will vest by August 29, 2020. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2020. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2020, our cash, cash equivalents, and investments balance was $383.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $4.9 million impact on our interest expense, based on our current outstanding principal balance and LIBOR rates around June 30, 2020.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2020:

	Six months ended June 30, 2020
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2020	0.6878	1.2328	0.7331	1.1230	n/a

Percentage of revenue	3.2%	8.1%	7.5%	4.7%	5.5%
Percentage of operating income (loss)	4.0%	0.3%	16.4%	11.2%	(19.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.2)	$(6.4)	$(4.8)	$(2.6)	$(3.4)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.3)	$—	$(1.6)	$(1.0)	$2.5

The table below shows our net investment exposure to foreign currencies as of June 30, 2020:

	As of June 30, 2020
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$65.4	$285.0	$359.0	$219.8	$155.0
Liabilities	26.2	73.0	229.1	62.8	(3.1)
Net currency position	$39.2	$212.0	$129.9	$157.0	$158.1

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.9)	$(21.2)	$(13.0)	$(15.7)	$(15.8)

Item 4.Controls and Procedures

(a)Evaluation and Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

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

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

There have been no material changes during the first six months of 2020 to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report, except as noted below.

The current COVID-19 pandemic may have material and adverse impacts on our business, financial condition, and results of operations, the nature and extent of which continue to be uncertain and unpredictable.
The current COVID-19 pandemic and the governmental and societal responses to it worldwide have the potential to materially and adversely affect our business, financial condition, and results of operations in ways that continue to be uncertain and unpredictable. The COVID-19 pandemic has created significant public health concerns as well as significant volatility, uncertainty and economic disruption in every country in which we operate. While we have taken numerous steps to respond to this changing environment, there can be no assurance that such steps will be successful or that our business, financial condition and results of operations will not be materially and adversely affected by the consequences of the pandemic.

During the second quarter of 2020, we saw some loosening of government-mandated COVID-19-related restrictions in certain geographies, dependent upon the local extent and severity of COVID-19 infections and other factors. We have similarly adjusted our preventative and protective actions, such as facility closures, in certain of those locales, although a significant portion of our workforce continues to work from remote work environments. Many of our customers, vendors, and data suppliers continue to operate under similar arrangements which may interfere with attendance or productivity. While we have been able to successfully implement our business continuity plans and continue to deliver our core data, research, and ratings without material interruption, the Internet-based remote systems and working arrangements by which we and our customers, vendors, and data suppliers have achieved these results have never been tested over an extended period, and the ability of our employees, vendors, and data suppliers to perform their respective roles in the conduct of our business, and of our customers to successfully use our products and services, could degrade over time. Our management is focused on mitigating the effects of the COVID-19 pandemic on our business, which has required and will continue to require a substantial investment of their time and may delay other strategic activities.

In the longer term, the adverse effects of the COVID-19 pandemic on the world’s economies and financial markets may be significant, with unpredictable effects on the overall demand and pricing environment for our products and services. While the second quarter of 2020 saw a recovery in many financial markets, uncertainty around the continuing extent and severity of the COVID-19 pandemic, the ability of governments and central banks to maintain current levels of fiscal and monetary stimulus, and national and global political conditions may undermine or delay such recovery. If that turns out to be the case, our asset management businesses could be affected by declines in assets under management and advisement resulting from any prolonged downturn in financial markets and a concomitant decline of broad-based investment activity, while our credit ratings business could suffer from a decline in new issue activity resulting from a decline in the availability of credit. The financial performance of our customers, including those of our license businesses, could materially deteriorate, which could result in lower demand, cancellations, price reductions, or delays in implementation for our products and services. The uncertainty surrounding the duration and the effects of the COVID-19 pandemic in each of the countries in which we operate could impede our business planning and coordination. In addition, the availability of credit could become constrained even to financially strong companies.

We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent to which our business, financial condition and results of operations are affected by the COVID-19 pandemic will largely depend on future developments which cannot be reliably predicted, as there are no comparable recent events that provide guidance as to the potential effects of a global pandemic. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10- K, including but not limited to those related to cybersecurity threats, technology systems disruption, and volatility in the financial markets, any of which could have a material adverse effect on our business, financial condition and results of operations. This situation is changing rapidly and additional impacts may arise that we are not aware of currently or that we currently do not consider to be significant risks to our operations.

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2020:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
April 1, 2020 - April 30, 2020	—	$—	—	$454,436,031
May 1, 2020 - May 31, 2020	—	—	—	$454,436,031
June 1, 2020 - June 30, 2020	—	—	—	$454,436,031
Total	—	$—	—

Item 6.Exhibits

Exhibit No	Description of Exhibit
10.1	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement

10.2	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement

10.3	Credit Agreement dated as June 30, 2020 among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and lenders Bank of America, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Morningstar, Inc.'s Current Report on Form 8-K filed with the SEC on July 6, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on July 31, 2020 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 31, 2020	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer