Form 10-Q
period 2020-09-30
Morningstar, Inc.
filed 2020-10-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2020, there were 42,832,941 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019

Revenue	$357.2	$313.8	$1,009.1	$846.6

Operating expense:
Cost of revenue	138.7	128.4	406.8	341.0
Sales and marketing	52.6	44.0	150.7	129.7
General and administrative	85.8	57.2	197.8	142.0
Depreciation and amortization	35.8	34.6	103.7	84.0
Total operating expense	312.9	264.2	859.0	696.7

Operating income	44.3	49.6	150.1	149.9

Non-operating income, net:
Interest expense, net	(1.4)	(4.8)	(6.5)	(4.8)
Realized gains on sale of investments, reclassified from other comprehensive income	0.7	0.3	1.2	0.7
Holding gain on previously-held equity interest	50.9	—	50.9	—
Gain on sale of equity method investments	—	19.5	—	19.5
Other expense, net	(2.0)	(1.1)	(6.1)	(2.5)
Non-operating income, net	48.2	13.9	39.5	12.9

Income before income taxes and equity in net income (loss) of unconsolidated entities	92.5	63.5	189.6	162.8

Equity in net income (loss) of unconsolidated entities	0.6	(1.1)	(0.7)	(1.9)

Income tax expense	16.9	13.3	40.6	36.5

Consolidated net income	$76.2	$49.1	$148.3	$124.4

Net income per share:
Basic	$1.78	$1.15	$3.46	$2.91
Diluted	$1.76	$1.14	$3.43	$2.89

Dividends per common share:
Dividends declared per common share	$—	$—	$0.60	$0.56
Dividends paid per common share	$0.30	$0.28	$0.90	$0.84

Weighted average shares outstanding:
Basic	42.9	42.8	42.9	42.7
Diluted	43.2	43.2	43.2	43.1
See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Consolidated net income	$76.2	$49.1	$148.3	$124.4

Other comprehensive income (loss):
Foreign currency translation adjustment	24.3	(18.3)	(3.3)	(17.7)
Unrealized gains (losses) on securities, net of tax:
Unrealized holding gains (losses) arising during period	0.8	0.2	(0.5)	2.4
Reclassification gains included in net income	(0.5)	(0.3)	(0.9)	(0.6)
Other comprehensive income (loss)	24.6	(18.4)	(4.7)	(15.9)

Comprehensive income	$100.8	$30.7	$143.6	$108.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2020 (unaudited)	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$351.1	$334.1
Investments	26.7	33.4
Accounts receivable, less allowance for credit losses of $4.1 million and $4.1 million, respectively	186.9	188.5
Income tax receivable	7.2	6.3
Deferred commissions	18.6	16.9
Other current assets	32.1	24.0
Total current assets	622.6	603.2
Goodwill	1,178.1	1,039.1
Intangible assets, net	382.8	333.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $431.1 million and $377.3 million, respectively	150.9	154.7
Operating lease assets	152.4	144.8
Investments in unconsolidated entities	36.9	59.6
Deferred tax assets, net	10.8	10.7
Deferred commissions	15.2	13.5
Other assets	13.3	11.9
Total assets	$2,563.0	$2,370.9

Liabilities and equity
Current liabilities:
Deferred revenue	$293.2	$250.1
Accrued compensation	128.2	137.5
Accounts payable and accrued liabilities	53.7	58.9
Current portion of long-term debt	11.0	11.0
Operating lease liabilities	38.6	35.8
Contingent consideration liabilities	33.5	—
Other current liabilities	1.5	2.5
Total current liabilities	559.7	495.8
Operating lease liabilities	141.3	138.7
Accrued compensation	33.5	12.1
Deferred tax liabilities, net	109.3	95.0
Long-term debt	473.9	502.1
Deferred revenue	33.2	32.2
Other long-term liabilities	35.0	11.4
Total liabilities	1,385.9	1,287.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,848,921 and 42,848,359 shares were outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock at cost, 11,124,814 and 10,840,173 shares as of September 30, 2020 and December 31, 2019, respectively	(765.9)	(728.7)

Additional paid-in capital	667.8	655.0
Retained earnings	1,340.5	1,217.9
Accumulated other comprehensive loss:
Currency translation adjustment	(66.3)	(63.0)
Unrealized gain on available-for-sale investments	1.0	2.4
Total accumulated other comprehensive loss	(65.3)	(60.6)
Total equity	1,177.1	1,083.6
Total liabilities and equity	$2,563.0	$2,370.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2020 and 2019

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6

Net income		—	—	—	23.9	—	23.9
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $1.4 million		—	—	—	—	(4.1)	(4.1)
Reclassification of adjustments for loss included in net income, net of income tax of $0.1 million		—	—	—	—	0.3	0.3
Foreign currency translation adjustment, net		—	—	—	—	(40.4)	(40.4)
Other comprehensive loss, net		—	—	—	—	(44.2)	(44.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	121,689	—	—	(10.6)	—	—	(10.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	5.5	—	—	5.5
Stock-based compensation		—	—	7.3	—	—	7.3
Common shares repurchased	(176,925)	—	(20.0)	—	—	—	(20.0)
Dividends declared ($0.30 per share)		—	—	—	(12.8)	—	(12.8)
Balance as of March 31, 2020	42,793,123	$—	$(748.7)	$657.2	$1,229.0	$(104.8)	$1,032.7

Net income		—	—	—	48.2	—	48.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.9 million		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2 million		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	12.8	12.8
Other comprehensive income, net		—	—	—	—	14.9	14.9
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	128,060	—	1.3	(7.9)	—	—	(6.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.3	—	—	0.3
Stock-based compensation		—	—	10.3	—	—	10.3
Dividends declared ($0.30 per share)		—	—	—	(12.9)	—	(12.9)
Balance as of June 30, 2020	42,921,183	$—	$(747.4)	$659.9	$1,264.3	$(89.9)	$1,086.9

Net income		—	—	—	76.2	—	76.2
Other comprehensive income:

Unrealized gain on available-for-sale investments, net of income tax of 0.3 million		—	—	—	—	0.8	0.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2 million		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	24.3	24.3
Other comprehensive income, net		—	—	—	—	24.6	24.6
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	49,758	—	0.8	(2.1)	—	—	(1.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—		9.9	—	—	9.9
Common shares repurchased	(122,020)	—	(19.3)	—	—	—	(19.3)
Balance as of September 30, 2020	42,848,921	$—	$(765.9)	$667.8	$1,340.5	$(65.3)	$1,177.1

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2018	42,624,118	$—	$(726.8)	$621.7	$1,114.8	$(75.0)	$934.7

Net income		—	—	—	33.2	—	33.2
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.7 million		—	—	—	—	1.9	1.9
Reclassification of adjustments for gain included in net income, net of income tax of $0.2 million		—	—	—	—	(0.5)	(0.5)
Foreign currency translation adjustment, net		—	—	—	—	3.4	3.4
Other comprehensive income, net		—	—	—	—	4.8	4.8
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	73,530	—	—	(4.6)	—	—	(4.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.6	—	—	6.6
Stock-based compensation		—	—	10.0	—	—	10.0
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($0.28 per share)		—	—	—	(11.9)	—	(11.9)
Balance as of March 31, 2019	42,655,713	$—	$(731.4)	$633.7	$1,136.1	$(70.2)	$968.2

Net income		—	—	—	42.1	—	42.1
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.1 million		—	—	—	—	0.3	0.3
Reclassification of adjustments for loss included in net income, net of income tax of $0.1 million		—	—	—	—	0.2	0.2
Foreign currency translation adjustment, net		—	—	—	—	(2.8)	(2.8)
Other comprehensive loss, net		—	—	—	—	(2.3)	(2.3)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	107,309	—	1.0	(6.3)	—	—	(5.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.2	—	—	0.2
Stock-based compensation		—	—	12.5	—	—	12.5
Dividends declared ($0.28 per share)		—	—	—	(12.0)	—	(12.0)
Balance as of June 30, 2019	42,763,022	$—	$(730.4)	$640.1	$1,166.2	$(72.5)	$1,003.4

Net income		—	—	—	49.1	—	49.1
Other comprehensive loss:
Unrealized gain on available-for-sale investments		—	—	—	—	0.2	0.2
Reclassification of adjustments for gain included in net income, net of income tax of $0.1 million		—	—	—	—	(0.3)	(0.3)
Foreign currency translation adjustment, net		—	—	—	—	(18.3)	(18.3)

Other comprehensive loss, net		—	—	—	—	(18.4)	(18.4)
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	46,845	—	1.0	(4.0)	—	—	(3.0)
Stock-based compensation		—	—	10.8	—	—	10.8
Balance as of September 30, 2019	42,809,867	$—	$(729.4)	$646.9	$1,215.3	$(90.9)	$1,041.9

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2020	2019
Operating activities
Consolidated net income	$148.3	$124.4
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	103.7	84.0
Deferred income taxes	(2.1)	(2.8)
Stock-based compensation expense	27.5	33.3
Provision for bad debt	2.2	0.6
Equity in net loss of unconsolidated entities	0.7	1.9
Holding gain on previously-held equity interest	(50.9)	—
Gain on sale of equity method investments	—	(19.5)
Acquisition earn-out	27.8	—
Other, net	4.3	1.4
Changes in operating assets and liabilities:
Accounts receivable	5.5	30.6
Accounts payable and accrued liabilities	(7.0)	(5.0)
Accrued compensation and deferred commissions	(16.1)	(8.1)
Income taxes, current	2.7	(6.2)
Deferred revenue	21.5	21.0
Other assets and liabilities	1.6	(3.7)
Cash provided by operating activities	269.7	251.9

Investing activities
Purchases of investment securities	(40.4)	(28.1)
Proceeds from maturities and sales of investment securities	41.0	27.8
Capital expenditures	(54.7)	(57.1)
Acquisitions, net of cash acquired	(67.8)	(673.9)
Proceeds from sale of equity method investments	—	17.0
Purchases of equity- and cost-method investments	(4.5)	(1.4)
Other, net	1.7	(0.6)
Cash used for investing activities	(124.7)	(716.3)

Financing activities
Common shares repurchased	(37.6)	(4.9)
Dividends paid	(38.6)	(35.9)
Proceeds from long-term debt	60.0	610.0
Repayment of long-term debt	(88.4)	(132.8)
Proceeds from stock-option exercises	1.3	0.1
Employee taxes paid from withholding of restricted stock units	(19.8)	(12.8)
Other, net	(1.5)	(0.4)
Cash used for financing activities	(124.6)	423.3

Effect of exchange rate changes on cash and cash equivalents	(3.4)	(6.4)
Net increase (decrease) in cash and cash equivalents	17.0	(47.5)
Cash and cash equivalents—beginning of period	334.1	369.3
Cash and cash equivalents—end of period	$351.1	$321.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$40.0	$45.9
Cash paid for interest	$7.7	$6.5
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(1.9)	$2.4
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

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and global markets. Since the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three and nine months ended September 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or governmental actions in geographies in which our business operates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are included in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report. During the quarter, we made updates to our significant accounting policy on business combinations, which is included below.

Business Combinations
When we acquire a business, we account for the business combination in accordance with ASC 805, Business Combinations (ASC 805). We recognize and measure the fair value of the acquired business and allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the estimated fair value of the net assets acquired or the excess of the aggregate estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including discounted cash flow, Monte Carlo simulations, and relief from royalty. For a business combination achieved in stages, we remeasure our previously-held equity interest immediately before the acquisition to the acquisition date fair value and recognize any gain in our Consolidated Statements of Income.

We recognize the fair value of any contingent payments at the date of acquisition as part of the consideration transferred to acquire a business. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition considering factors that may impact the timing and amount of contingent payments until the term of the agreement has expired or the contingency is resolved. Any changes in the fair value measurement will be recorded in our Consolidated Statements of Income. In evaluating the characterization of contingent and deferred payments, we analyze relevant factors, including the nature of the payment, continuing employment requirements, incremental payments to employees of the acquired business, and timing and rationale underlying the transaction, to determine whether the payments should be accounted for as additional purchase consideration or post-combination related services.

We expense direct costs related to the business combination, such as accounting, legal, valuation, and other professional fees, as incurred. We recognize restructuring costs, including severance and relocation for employees of the acquired entity, as post-combination expenses unless the target entity meets the criteria of ASC 420, Exit or Disposal Cost Obligations, on the acquisition date.

As part of the purchase price allocation, we follow the requirements of ASC 740, Income Taxes (ASC 740). This includes establishing deferred tax assets or liabilities reflecting the difference between the values assigned for financial statement purposes and income tax purposes. In certain acquisitions, the goodwill resulting from the purchase price allocation may not be deductible for income tax purposes. ASC 740 prohibits recognition of a deferred tax asset or liability for temporary differences in goodwill if goodwill is not amortizable and deductible for tax purposes.

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

3. Credit Arrangements

Debt

The following table summarizes our total and long-term debt as of September 30, 2020 and December 31, 2019.

(in millions)	As of September 30, 2020	As of December 31, 2019
Term Facility, net of unamortized debt issuance costs of $1.0 million and $1.3 million	$434.9	$443.1
Revolving Credit Facility	50.0	70.0
Total debt	$484.9	$513.1
Less: Current portion of long-term debt, net of unamortized debt issuance costs of $0.3 million and $0.3 million	11.0	11.0
Long-term debt	$473.9	$502.1

Credit Agreement

In connection with the acquisition of Ratings Acquisition Corp (DBRS) on July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of September 30, 2020, our total outstanding debt under the Credit Agreement was $484.9 million with borrowing availability of $250.0 million under the Revolving Credit Facility.

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

364-Day Revolving Credit Facility

On June 30, 2020, we entered into a 364-day revolving credit facility (364-Day Revolving Credit Facility) providing for borrowings in an aggregate principal amount of up to $50.0 million. The proceeds of such borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose. As of September 30, 2020, no borrowings were outstanding.

Compliance with Covenants

The Credit Agreement and the 364-Day Revolving Credit Facility contain identical financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement and 364-Day Revolving Credit Facility) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with these financial covenants as of September 30, 2020 and December 31, 2019.

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
Increased Ownership Interest in Sustainalytics Holding B.V. (Sustainalytics)
On July 2, 2020, we completed the acquisition of the remaining 60% interest in Sustainalytics, a globally recognized leader in environmental, social, and governance (ESG) ratings and research, for an initial cash payment of $61.2 million. The acquisition was accounted for as a business combination with July 2, 2020 as the date of acquisition, and the Company was determined to be the acquirer. Accordingly, we began consolidating the financial results of Sustainalytics in our consolidated financial statements on July 2, 2020. We previously held an approximately 40% ownership interest in Sustainalytics, which had an estimated fair value of $75.4 million at the date of the acquisition and a book value of $24.5 million immediately prior to the acquisition, and resulted in the recording of a holding gain of $50.9 million.

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of July 2, 2020, and may be adjusted during the measurement period of up to 12 months from the acquisition date as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. Subsequent measurement changes for certain contingent liabilities will generally be recognized in the Company’s future earnings.

Consideration related to the acquisition consists of an initial cash payment of $61.2 million and contingent payments with an acquisition date fair value of $75.2 million, a portion of which is treated as additional purchase consideration and the remainder, which is sometimes referred to as an earn-out, but accounted for and described as compensation expense for purpose of the following discussion and disclosure. The acquisition date fair values of the additional purchase consideration and compensation are $47.4 million and $27.8 million, respectively. The contingent payments are due on the first and second anniversaries of the acquisition date, and each payment is determined based on a multiple of Sustainalytics' revenues for the years ended December 31, 2020 and 2021, respectively, which are also the measurement periods for determining the final payments. We used a Monte Carlo simulation to arrive at the estimated fair values of the contingent payments at the acquisition date. At subsequent balance sheet dates, the additional purchase consideration, including contingent payments, will continue to be measured at fair value and is classified as "Contingent consideration liabilities" and "Other long-term liabilities" on our condensed Consolidated Balance Sheet as of September 30, 2020. The compensation will be measured based on probability weighted future benefits expected to be paid, and is reflected in "Current liabilities - Accrued compensation" and "Accrued Compensation" on our Condensed Consolidated Balance Sheet as of September 30, 2020.

The book value of our 40% ownership interest immediately prior to the acquisition date was $24.5 million, and we recorded a $50.9 million non-cash holding gain for the difference between the fair value and the book value of our previously-held equity interest. The acquisition of the additional 60% interest was considered an acquisition achieved in stages and resulted in the remeasurement of the previously-held equity interest to fair value. The Company determined the fair value of the previously-held equity interest using a discounted cash flow analysis (an income approach) based on projected cash flows for Sustainalytics to derive total purchase consideration, which was divided by fully diluted outstanding shares to determine the fair value per share. The fair value per share was then applied to the shares of Sustainalytics held by the Company to derive the acquisition date fair value of the previously-held equity interest. The gain is classified as "Holding gain on previously-held equity interest" in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2020.

As of September 30, 2020, we completed our initial determination of the fair values of the acquired, identifiable assets and liabilities based on the information available. There are various areas that are not yet finalized due to information that may become available subsequently, which may result in changes in the values assigned to various assets and liabilities, including, but not limited to, assumed current and deferred tax assets and liabilities. If additional information related to the acquisition date fair value determinations becomes available within 12 months of the acquisition date, there may be adjustments to these initial fair value measurements.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$108.6
Fair value of the previously-held equity interest	75.4

Cash and cash equivalents	$9.8
Accounts receivable	6.2
Intangible assets, net	79.5
Operating lease assets	5.2
Other current and non-current assets	7.6
Deferred revenue	(21.2)
Operating lease liability	(5.2)
Deferred tax liability, net	(17.4)
Other current and non-current liabilities	(15.6)
Total fair value of net assets acquired	$48.9

Goodwill	$135.1

Accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.
The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $79.5 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$22.9	20
Technology-based assets	46.7	10
Intellectual property	9.9	10
Total intangible assets	$79.5

Goodwill of $135.1 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.

We recognized a preliminary net deferred tax liability of $17.4 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

2019 Acquisitions

During the second quarter of 2020, we finalized the purchase price allocation related to our acquisition of DBRS and did not record any significant adjustments compared with the preliminary estimates disclosed in the Notes to the Audited Consolidated Financial Statements included in our Annual Report.
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2019 to September 30, 2020:

(in millions)
Balance as of December 31, 2019	$1,039.1
Acquisition of Sustainalytics	135.1
Other	3.9
Balance as of September 30, 2020	$1,178.1

We did not record any goodwill impairment losses in the first nine months of 2020 and 2019. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of September 30, 2020				As of December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$402.9	$(152.2)	$250.7	11	$377.9	$(130.3)	$247.6	11
Technology-based assets	219.7	(127.9)	91.8	7	163.7	(112.0)	51.7	7
Intellectual property & other	81.1	(40.8)	40.3	8	69.3	(35.2)	34.1	8
Total intangible assets	$703.7	$(320.9)	$382.8	10	$610.9	$(277.5)	$333.4	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Amortization expense	$15.6	$13.3	$43.3	$23.1

We amortize intangible assets using the straight-line method over their expected economic useful lives.

We expect intangible amortization expense for the remainder of 2020 and subsequent years to be as follows:

(in millions)
Remainder of 2020 (from October 1 through December 31)	$15.7
2021	59.4
2022	51.4
2023	47.7
2024	41.7
Thereafter	166.9
Total	$382.8

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2020	2019	2020	2019
Basic net income per share:
Consolidated net income	$76.2	$49.1	$148.3	$124.4

Weighted average common shares outstanding	42.9	42.8	42.9	42.7

Basic net income per share	$1.78	$1.15	$3.46	$2.91

Diluted net income per share:
Consolidated net income	$76.2	$49.1	$148.3	$124.4

Weighted average common shares outstanding	42.9	42.8	42.9	42.7
Net effect of dilutive stock options, restricted stock units, performance share awards, and market stock units	0.3	0.4	0.3	0.4
Weighted average common shares outstanding for computing diluted income per share	43.2	43.2	43.2	43.1

Diluted net income per share	$1.76	$1.14	$3.43	$2.89

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
License-based	$242.9	$204.6	$680.0	$601.0
Asset-based	55.4	54.5	164.4	155.9
Transaction-based	58.9	54.7	164.7	89.7
Consolidated revenue	$357.2	$313.8	$1,009.1	$846.6

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 12 to 36 months. License-based revenue is generated by Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, Sustainalytics, and other similar product lines.

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which are refundable. The contract liabilities balance as of September 30, 2020 had a net increase of $44.1 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $227.8 million of revenue in the nine month period ended September 30, 2020 that was included in the contract liabilities balance as of December 31, 2019.

We expect to recognize revenue related to our contract liabilities for the remainder of 2020 and subsequent years as follows:

(in millions)	As of September 30, 2020
Remainder of 2020 (from October 1 through December 31)	$193.8
2021	364.3
2022	114.1
2023	34.4
2024	16.3
Thereafter	61.4
Total	$784.3

The aggregate amount of revenue we expect to recognize for the remainder of 2020 and subsequent years is higher than our contract liability balance of $326.4 million as of September 30, 2020. The difference represents the value of future obligations for signed contracts for which we have not yet begun to satisfy the performance obligations or have not yet billed the customer.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2020. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 12 to 36 months as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2020, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions. We did not record any impairment losses on receivables or deferred commissions in the first nine months of 2020.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2020	As of December 31, 2019
Accounts receivable, less allowance for credit losses	$186.9	$188.5
Deferred commissions	33.8	30.4
Total contract assets	$220.7	$218.9

7. Segment and Geographical Area Information

Segment Information

We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources considering our core data which is managed centrally on a company-wide basis, and evaluates our financial results. Because we have a single reportable segment, all required financial segment information can be found directly in the Condensed Consolidated Financial Statements. The accounting policies for our reportable segment are the same as those described in Note 2 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report. We evaluate the performance of our reporting segment based on revenue and operating income.

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
United States	$247.8	$225.3	$710.7	$628.4

Asia	8.6	7.3	24.5	20.4
Australia	11.9	9.7	32.9	29.2
Canada	25.0	20.7	74.0	36.4
Continental Europe	32.3	22.3	79.2	63.6
United Kingdom	30.0	27.0	83.0	63.9
Other	1.6	1.5	4.8	4.7
Total International	109.4	88.5	298.4	218.2

Consolidated revenue	$357.2	$313.8	$1,009.1	$846.6

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of September 30, 2020	As of December 31, 2019
United States	$125.9	$131.2

Asia	8.2	6.6
Australia	3.6	4.2
Canada	2.5	2.9
Continental Europe	3.1	2.3
United Kingdom	7.1	6.9
Other	0.5	0.6
Total International	25.0	23.5

Consolidated property, equipment, and capitalized software, net	$150.9	$154.7

Operating lease assets by geographical area

(in millions)	As of September 30, 2020	As of December 31, 2019
United States	$92.9	$86.4

Asia	13.7	20.2
Australia	5.3	5.8
Canada	7.9	7.5
Continental Europe	17.9	6.3
United Kingdom	14.1	17.9
Other	0.6	0.7
Total International	59.5	58.4

Consolidated operating lease assets	$152.4	$144.8

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

As of September 30, 2020 and December 31, 2019, our investment balances totaled $26.7 million and $33.4 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

Financial liabilities that are classified as Level 3 within the fair value hierarchy include contingent consideration liabilities of $47.4 million resulting from our acquisition of Sustainalytics that involve potential future payments that are contingent upon the achievement of certain revenue metrics. Additional purchase consideration, which is contingent, is recognized at fair value at the date of acquisition using a Monte Carlo simulation and is remeasured each reporting period until the contingency is resolved with the change in fair value recorded in current period earnings.

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

Our leases have remaining lease terms of approximately 1 year to 13 years, which may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Classification on the Balance Sheet	As of September 30, 2020	As of December 31, 2019
Assets
Operating	Operating Lease Assets	$152.4	$144.8

Liabilities
Operating	Operating lease liabilities, current	$38.6	$35.8
Operating	Operating lease liabilities, non-current	141.3	138.7
Total lease liabilities		$179.9	$174.5

Our operating lease expense for the three months ended September 30, 2020 was $11.1 million, compared with $9.1 million for the three months ended September 30, 2019. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.0 million for the three months ended September 30, 2020, compared with $3.7 million for the three months ended September 30, 2019. We made lease payments of $11.0 million during the three months ended September 30, 2020, compared with $7.0 million during the three months ended September 30, 2019.

Our operating lease expense for the nine months ended September 30, 2020 was $30.9 million, compared with $24.9 million for the nine months ended September 30, 2019. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $10.9 million for the nine months ended September 30, 2020, compared with $9.4 million for the nine months ended September 30, 2019. We made lease payments of $30.5 million during the nine months ended September 30, 2020, compared with $21.4 million during the nine months ended September 30, 2019.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2020 (October 1 through December 31)	$11.5
2021	43.6
2022	30.0
2023	27.2
2024	21.5
Thereafter	75.3
Total minimum lease commitments	209.1
Adjustment for discount to present value	29.2
Total	$179.9

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2020
Weighted-average remaining lease term (in years)	6.79

Weighted-average discount rate	4.25%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Cost of revenue	$4.1	$3.2	$10.2	$10.0
Sales and marketing	1.3	1.4	3.5	4.2
General and administrative	4.5	6.2	13.8	19.1
Total stock-based compensation expense	$9.9	$10.8	$27.5	$33.3

As of September 30, 2020, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $54.0 million, which we expect to recognize over a weighted average period of 15 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Income before income taxes and equity in net income (loss) of unconsolidated entities	$92.5	$63.5	$189.6	$162.8
Equity in net income (loss) of unconsolidated entities	0.6	(1.1)	(0.7)	(1.9)
Total	$93.1	$62.4	$188.9	$160.9
Income tax expense	$16.9	$13.3	$40.6	$36.5
Effective tax rate	18.2%	21.3%	21.5%	22.7%

Our effective tax rate in the third quarter and first nine months of 2020 was 18.2% and 21.5%, respectively, reflecting respective decreases of 3.1 and 1.2 percentage points, compared with the same periods in the prior year. The decreases are primarily attributable to the holding gain recorded in connection with our purchase of the remaining ownership interest in Sustainalytics on July 2, 2020, which is not taxable.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2020 and December 31, 2019, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2020	As of December 31, 2019
Gross unrecognized tax benefits	$11.7	$12.6
Gross unrecognized tax benefits that would affect income tax expense	$11.7	$12.6
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11.5	$12.4

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2020	As of December 31, 2019
Current liability	$8.0	$10.8
Non-current liability	4.6	3.0
Total liability for unrecognized tax benefits	$12.6	$13.8

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

Approximately 66% of our cash, cash equivalents, and investments balance as of September 30, 2020 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Credit Ratings Matter
In April 2020, the staff of the SEC provided an oral Wells Notice to Morningstar Credit Ratings, LLC (MCR) recommending that the Commission authorize an enforcement action related to MCR’s former commercial mortgage-backed securities ratings methodology. MCR submitted a written response regarding this notice to the staff in May 2020. In July 2020, the staff provided a written confirmation of the Wells Notice. In August 2020, MCR met with the staff of the SEC to discuss MCR’s response and in October 2020, MCR submitted a supplemental written response to the staff. At this time, we do not believe any outcome in this matter will have a material adverse effect on our business, operating results, or financial position.

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

In the third quarter of 2020, we repurchased a total of 122,020 shares for $19.3 million, of which $1.7 million settled in October 2020. As of September 30, 2020, we repurchased a total of 543,125 shares for $64.9 million under this program, leaving approximately $435.1 million available for future repurchases.

14. Subsequent Events

Private Placement Debt Offering

On October 26, 2020, Morningstar completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2.32% Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to a Note Purchase Agreement entered into on the same date. The Company expects to use the net proceeds from the offering to reduce a portion of the outstanding indebtedness under the Company’s Credit Agreement and for other corporate purposes. Financial covenants under the 2.32% Notes are generally consistent with the Company's credit facilities. Interest on the Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2.32% Notes and at maturity, with the first interest payment date occurring on April 30, 2021.

MJKK Sale

On October 7, 2020, the Company entered into an underwriting agreement for a secondary distribution through underwriters of 3,850,000 shares of Morningstar Japan K.K. (MJKK) owned by the Company at a price per share of ¥437.9. The share sale closed on October 19, 2020 resulting in net proceeds to the Company, after underwriting discounts and commissions, of $16.0 million, which resulted in a pre-tax gain of $12.2 million. In connection with this distribution, the Company also entered into a share loan agreement with an underwriter providing for the borrowing by the underwriter in connection with its overallotment option of 1,289,000 MJKK shares for the period from October 19, 2020 to November 10, 2020, which shares will either be returned to the Company or purchased in whole or part by the underwriter prior to November 6, 2020.

Sale of Investment in Unconsolidated Entity

On October 8, 2020, the Company sold its approximately 19% ownership interest in an unconsolidated entity for cash proceeds of $14.3 million, including accrued but unpaid dividends on preferred shares, which resulted in a pre-tax gain of $12.6 million.

Dividend Declaration

On October 2, 2020, our board of directors approved a regular quarterly dividend of $0.30 per share, or $12.9 million, payable on October 30, 2020 to shareholders of record as of October 16, 2020.

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

COVID-19 Update

As of September 30, 2020, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and global markets.

Given the dynamic nature of these circumstances, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While the recurring nature of our licensed-based revenue showed continued resilience in the third quarter, a prolonged economic downturn caused by the COVID-19 pandemic could lead clients to adjust purchasing decisions or product and service implementations, or may cause them to cancel or reduce spending with us. Our asset-based revenue is subject to global market conditions and client investment decisions, although the structure of certain contracts and timing of client asset reporting may cause certain impacts to be reflected in results with a lag. Transaction-based revenue primarily includes DBRS Morningstar, which is dependent on overall credit market conditions and debt issuance levels. Global structured finance markets began opening up in late August 2020, which led to a rebound in U.S. and European structured finance issuance in the third quarter of 2020. We also continued to benefit from strong Canadian corporate issuances. Nevertheless, credit market conditions remain sensitive to the overall global economic environment.

Our operations also continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions continue to impose a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We continue to evolve our business continuity plans and our incident management team is in place to respond to changes in our global environment quickly and effectively. To protect the health and safety of our team members, we continue to conduct business with a large portion of our global workforce in remote work environments, which has had relatively little impact on the productivity of our employees, including our ability to gather data. Based on the guidelines of local authorities and our own safety standards, we continued to re-open certain offices on a limited capacity basis during the third quarter and will continue to do so to provide flexibility for employees with a focus on social distancing and safety. We are also working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely. There have been minimal interruptions in our ability to provide our products, services, and support to our clients.

The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results. This includes the continued evaluation and implementation of certain cost control efforts to help us mitigate the impact that reduced revenues may have on our 2020 financial results. We are focusing on maintaining a strong balance sheet and liquidity position. On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Our cash, cash equivalents, and investments totaled $377.8 million at the end of the third quarter of 2020 and we had approximately $300.0 million of availability under our $350.0 million revolving credit facilities. We remain in compliance with our financial covenants under these facilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act had no impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act and other similar legislation or governmental actions in geographies in which our business operates.

For more information, see Item 1A. Risk Factors for further discussion of the impact of the COVID-19 pandemic on our business.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended September 30,						Nine months ended September 30,
(in millions)	2020	2019		Change		Organic Change (1)	2020	2019	Change	Organic Change (1)
Revenue by Type
License-based (2)	$242.9	$204.6		18.7%		10.0%	$680.0	$601.0	13.1%	10.3%
Asset-based (3)	55.4	54.5		1.7%		1.3%	164.4	155.9	5.5%	5.8%
Transaction-based (4)	58.9	54.7		7.7%		6.8%	164.7	89.7	83.6%	(2.3)%

Key product area revenue
Morningstar Data	$54.0	$48.9		10.4%		8.6%	$158.7	$146.3	8.5%	8.7%
DBRS Morningstar (5)	53.3	49.6		7.5%		6.7%	149.7	69.7	114.8%	6.7%	(6)
PitchBook	51.3	38.7		32.6%		32.6%	144.6	106.1	36.3%	36.3%
Morningstar Direct	39.9	37.4		6.7%		5.5%	116.9	110.5	5.8%	6.2%
Investment Management	30.3	29.8		1.7%		1.0%	88.1	85.3	3.3%	3.8%
Morningstar Advisor Workstation	21.8	22.2		(1.8)%		(1.7)%	64.8	66.8	(3.0)%	(2.8)%
Workplace Solutions	20.3	20.0		1.5%		1.5%	61.2	58.2	5.2%	5.2%

	As of September 30,
	2020	2019		Change
Select business metrics
Morningstar Direct licenses	16,282	15,660		4.0%
PitchBook Platform licenses	48,331	32,587		48.3%
Advisor Workstation clients (U.S.)	148	167		(11.4)%
Morningstar.com Premium Membership subscriptions (U.S.)	113,103	111,424		1.5%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$82.5	$65.5		26.0%
Fiduciary Services	52.4	47.5		10.3%
Custom Models	35.4	34.3		3.2%
Workplace Solutions (total)	$170.3	$147.3		15.6%
Investment Management (7)
Morningstar Managed Portfolios	$26.4	$45.9		(42.5)%	(8)
Institutional Asset Management	11.2	15.1	(9)	(25.8)%	(10)
Asset Allocation Services	6.6	7.7		(14.3)%
Investment Management (total)	$44.2	$68.7		(35.7)%

Asset value linked to Morningstar Indexes ($bil)	$65.6	$64.0		2.5%

	Three months ended September 30,						Nine months ended September 30,
	2020	2019		Change			2020	2019	Change
Average assets under management and advisement ($bil)	$209.8	$215.9		(2.8)%			$207.5	$208.8	(0.6)%
_________________________________________________________________________
(1) Organic revenue excludes acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations.

(2) License-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, Sustainalytics, and other similar products.
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, internet advertising, and Morningstar-sponsored conferences.
(5) For the three and nine months ended September 30, 2020, transaction-based revenue derived primarily from one-time ratings fees was 60.3% and 59.4%, respectively, while recurring revenue from surveillance, research, and other services comprised the remainder for the period.
(6) Revenue from DBRS Morningstar is excluded from the reporting of organic revenue growth through the second quarter of 2020.
(7) Revenue for Investment Management includes Morningstar Managed Portfolios, Institutional Asset Management, and Asset Allocation Services.
(8) The decline in Morningstar Managed Portfolios assets was largely attributed to a client contract change from a variable to fixed-fee arrangement. Excluding the assets from this client contract in the prior-year period, assets in Morningstar Managed Portfolios increased 0.4%. The increase in revenue for Investment Management diverged from the decline in assets under management and advisement due to the aforementioned contract change, the impact of average asset calculations on Morningstar Managed Portfolios billing, and increased assets in the Morningstar Funds Trust.
(9) Revised to reflect updated asset reporting.
(10) The decline in Institutional Asset Management assets was attributed to the non-renewal of a client contract in the third quarter of 2020.

Three and Nine Months Ended September 30, 2020 vs. Three and Nine Months Ended September 30, 2019

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2020	2019	Change		2020	2019	Change
Consolidated revenue	$357.2	$313.8	13.8%		$1,009.1	$846.6	19.2%
Operating income	44.3	49.6	(10.7)%		150.1	149.9	0.1%
Operating margin	12.4%	15.8%	(3.4)	pp	14.9%	17.7%	(2.8)	pp

Cash provided by operating activities	$93.4	$105.7	(11.6)%		269.7	$251.9	7.1%
Capital expenditures	(22.6)	(20.1)	12.4%		(54.7)	(57.1)	(4.2)%
Free cash flow	$70.8	$85.6	(17.3)%		$215.0	$194.8	10.4%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•consolidated revenue, excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations (organic revenue);
•consolidated international revenue, excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations (international organic revenue);
•consolidated operating income, excluding intangible amortization expense and all merger and acquisition (M&A)-related expenses (including acquisition earn-outs) (adjusted operating income);
•consolidated operating margin, excluding intangible amortization expense and all M&A-related expenses (including acquisition earn-outs) (adjusted operating margin); and
•cash provided by or used for operating activities less capital expenditures (free cash flow).

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

Consolidated Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consolidated revenue	$357.2	$313.8	13.8%	$1,009.1	$846.6	19.2%

In the third quarter of 2020, consolidated revenue increased 13.8% to $357.2 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by $2.6 million.

License-based revenue, which represents subscription services available to customers, grew 18.7% during the third quarter of 2020, driven by demand for license-based products, such as Sustainalytics, PitchBook, Morningstar Data, and Morningstar Direct. Licensed-based revenue grew 10.0% on an organic basis during the quarter. Increases in users at new and existing clients continued to support PitchBook’s strong growth, which resulted in an increase in revenue of $12.6 million during the quarter. The number of PitchBook Platform licenses increased to 48,331 at September 30, 2020, compared with 32,587 at September 30, 2019. Continued global demand for our data and research helped to drive revenue growth of $5.1 million and $2.5 million for Morningstar Data and Morningstar Direct, respectively. Morningstar Data and Morningstar Direct reported positive and balanced revenue contribution across geographies in the quarter.

Asset-based revenue increased by 1.7% during the third quarter of 2020. Investment Management revenue increased by 1.7%, or 1.0% on an organic basis, due primarily to the contribution of the Morningstar Mutual Funds. Continued growth in managed retirement account offerings led to 1.5% growth in Workplace revenues during the third quarter. Morningstar Indexes' licensed data products benefited from rising demand for alternatives to higher-priced offerings from incumbent competitors.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting often results in a one-quarter lag between market movements and the impact on revenue levels. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $209.8 billion in the third quarter of 2020, compared with $215.9 billion in the third quarter of 2019. The decline in average assets under management and advisement was largely attributed to a client contract change from a variable to fixed-fee arrangement within Morningstar Managed Portfolios. Assets reported within Investment Management only include contracts with variable fees.

Transaction-based revenue grew 7.7% in the third quarter of 2020 compared with the third quarter of 2019, primarily driven by the contribution of DBRS Morningstar. Strong Canadian corporate issuances along with a rebound in U.S. structured finance markets in the latter half of the third quarter primarily drove DBRS Morningstar’s revenue growth. Recurring annual fees tied to surveillance, research, and other services represented 39.7% of credit ratings revenue.

In the first nine months of 2020, consolidated revenue increased 19.2% to $1,009.1 million. Foreign currency movements had a negative impact in the first nine months of 2020, reducing revenue by $1.9 million.

License-based revenue grew 13.1% during the first nine months of 2020, driven by demand for license-based products, such as PitchBook, Sustainalytics, Morningstar Data, and Morningstar Direct. Licensed-based revenue grew 10.3% when excluding Sustainalytics and other acquisitions during the quarter. Revenue from PitchBook, Morningstar Data, and Morningstar Direct increased $38.5 million, $12.4 million, and $6.4 million, respectively, due to the same factors listed above.

Asset-based revenue increased by 5.5% during the first nine months of 2020, primarily driven by Morningstar Managed Portfolios, Workplace Solutions, and Morningstar Indexes. Morningstar Managed Portfolios revenue increased $4.4 million primarily due to the gross revenue contribution from Morningstar Funds Trust. Workplace Solutions revenue increased $3.0 million, resulting from asset growth in Managed Retirement Accounts. Strong revenue contribution in Morningstar Indexes provided further benefit during the first nine months of 2020.

Transaction-based revenue nearly doubled during the first nine months of 2020 compared with the first nine months of 2019, driven by the contribution of DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other services represented 40.6% of credit ratings revenue.

Organic revenue

To allow for more meaningful comparisons of our results in different periods, we provide information about organic revenue, which reflects our underlying business, excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

We began including DBRS Morningstar revenue in our organic revenue calculation in the third quarter of 2020. As such, organic revenue for the nine month period ended September 30, 2020 only includes DBRS Morningstar revenue for the three months ended September 30, 2020. Consistent with our practice, Sustainalytics is excluded from our organic calculation for the three months ended September 30, 2020.

Excluding revenue from acquisitions and the impact of foreign currency translations, organic revenue increased 8.0% and 8.4% during the third quarter and first nine months of 2020, respectively. PitchBook, Morningstar Data, DBRS Morningstar, and Morningstar Direct were the main drivers of the increase in organic revenue during the third quarter of 2020. During the first nine months of 2020, Pitchbook, Morningstar Data, and Morningstar Direct were the main drivers of organic revenue growth.

The table below reconciles consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Consolidated revenue	$357.2	$313.8	13.8%	$1,009.1	$846.6	19.2%
Less: acquisitions	(15.8)	—	NMF	(115.2)	(20.1)	473.1%
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of new accounting standards	—	—	—%	—	—	—%
Effect of foreign currency translations	(2.6)	—	NMF	1.9	—	NMF
Organic revenue	$338.8	$313.8	8.0%	$895.8	$826.5	8.4%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
United States	$247.8	$225.3	10.0%	$710.7	$628.4	13.1%

Asia	8.6	7.3	17.8%	24.5	20.4	20.1%
Australia	11.9	9.7	22.7%	32.9	29.2	12.7%
Canada	25.0	20.7	20.8%	74.0	36.4	103.3%
Continental Europe	32.3	22.3	44.8%	79.2	63.6	24.5%
United Kingdom	30.0	27.0	11.1%	83.0	63.9	29.9%
Other	1.6	1.5	6.7%	4.8	4.7	2.1%
Total International	109.4	88.5	23.6%	298.4	218.2	36.8%

Consolidated revenue	$357.2	$313.8	13.8%	$1,009.1	$846.6	19.2%

International revenue comprised approximately 30% of our consolidated revenue for the third quarter and first nine months of 2020, compared to approximately 25% for the third quarter and first nine months of 2019. Approximately 50% is generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 23.6% during the third quarter of 2020 as a result of our acquisition of Sustainalytics. Revenue during the first nine months of 2020 grew 36.8%, primarily as a result of our acquisition of DBRS, which has a significant revenue base in Canada and Europe.

International organic revenue

International organic revenue (international revenue, excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International organic revenue for the three and nine months ended September 30, 2020 grew 7.6% and 7.7%, respectively, and mainly reflects growth in Morningstar Data and Morningstar Direct across all geographies during the third quarter and first nine months of 2020.

The table below presents a reconciliation from international revenue to international organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
International revenue	$109.4	$88.5	23.6%	$298.4	$218.2	36.8%
Less: acquisitions	(11.6)	—	NMF	(65.3)	—	NMF
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of new accounting standards	—	—	—%	—	—	—%
Effect of foreign currency translations	(2.6)	—	NMF	1.9	—	NMF
International organic revenue	$95.2	$88.5	7.6%	$235.0	$218.2	7.7%

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2020	2019	Change		2020	2019	Change
Cost of revenue	$138.7	$128.4	8.0%		$406.8	$341.0	19.3%
% of consolidated revenue	38.8%	40.9%	(2.1)	pp	40.3%	40.3%	—	pp
Sales and marketing	52.6	44.0	19.5%		150.7	129.7	16.2%
% of consolidated revenue	14.7%	14.0%	0.7	pp	14.9%	15.3%	(0.4)	pp
General and administrative	85.8	57.2	50.0%		197.8	142.0	39.3%
% of consolidated revenue	24.0%	18.2%	5.8	pp	19.6%	16.8%	2.8	pp
Depreciation and amortization	35.8	34.6	3.5%		103.7	84.0	23.5%
% of consolidated revenue	10.0%	11.0%	(1.0)	pp	10.3%	9.9%	0.4	pp
Total operating expense	$312.9	$264.2	18.4%		$859.0	$696.7	23.3%
% of consolidated revenue	87.6%	84.2%	3.4	pp	85.1%	82.3%	2.8	pp

Consolidated operating expense increased $48.7 million, or 18.4%, in the third quarter of 2020, and $162.3 million, or 23.3%, in the first nine months of 2020. The increase in the third quarter primarily reflects the inclusion of Sustainalytics' purchase accounting adjustments and operating expense. Operating expenses for the remainder of Morningstar in the quarter remained relatively flat, as increases in compensation and benefits, production costs, and professional fees were substantially offset by lower travel and other corporate costs, reflecting the impact of reduced spending in certain categories resulting from the COVID-19 pandemic, as well as deliberate decisions by management to control costs. Foreign currency translations had a favorable impact of $1.9 million and an unfavorable impact of $2.9 million on operating expense during the third quarter and first nine months of 2020, respectively.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $48.4 million in the third quarter of 2020, with $27.8 million of the increase due to M&A-related earn-outs. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. The addition of approximately 584 employees from the Sustainalytics acquisition also contributed to the total increase in compensation expense. The remaining increase reflects headcount in data collection and analysis, product and software development, and sales and service support.

Professional fees increased $5.3 million related to third-party contractors assisting with software development and technology improvements. Sales commission also increased $2.3 million largely due to strong PitchBook sales performance and additional headcount under the sales commission plans throughout the organization. Amortization expense increased $2.3 million primarily from additional amortization related to new intangibles from the acquisition of Sustainalytics. Production expense increased $2.2 million, primarily from fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud-based computing costs.

These increases were partially mitigated by lower spend in categories directly impacted by the COVID-19 pandemic, such as employee travel-related expense, which decreased $5.0 million during the third quarter of 2020. In addition, stock-based compensation expense declined $0.9 million due to PitchBook’s management bonus plan, which features lower incentive targets in years one and two compared with year three, and was renewed in 2020. Given 2019 was year three of the prior PitchBook management bonus plan, stock-based compensation expense was lower in the third quarter of 2020, which is year one of the new plan, compared with the same period in 2019.

We had 7,692 employees worldwide as of September 30, 2020, compared with 6,557 as of September 30, 2019. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the United States. This increase also includes approximately 584 employees who joined Morningstar as a result of the Sustainalytics acquisition in July 2020.
Cost of revenue

Cost of revenue is our largest category of operating expense, representing close to one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services, which represents approximately 80% of our employees.
Cost of revenue increased $10.3 million in the third quarter of 2020. Higher compensation expense of $10.5 million was the largest contributor to the increase with Sustainalytics contributing over half of the increase. Professional fees increased $2.8 million during the third quarter of 2020 related to third-party contractors assisting with software development and technology improvements. Higher production expense of $2.2 million also contributed to the unfavorable variance in this category, mainly due to $1.3 million in fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud computing costs. These increases were offset by higher capitalized software expense due primarily to an increase in development activity in key growth areas, as well as a decrease in employee travel-related expenses of $2.5 million, resulting from the impact of the COVID-19 pandemic.

Cost of revenue increased $65.8 million in the first nine months of 2020. Higher compensation expense of $50.2 million was the largest contributor to the increase driven primarily by DBRS Morningstar and Sustainalytics. Professional fees and production expense increased $9.5 million and $8.8 million, respectively, during the first nine months of 2020 due to the same factors listed above. Employee travel-related expenses declined $4.5 million during the first nine months of 2020.

Continuous focus on the development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior period, which in turn reduced operating expense. We capitalized $45.3 million associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software in the first nine months of 2020, compared with $40.5 million in the first nine months of 2019.

Sales and marketing

Sales and marketing expense increased $8.6 million in the third quarter of 2020, reflecting a $7.0 million increase in compensation expense. The increase in compensation expense was partially mitigated by lower spend in certain expense categories impacted by the COVID-19 pandemic, such as employee travel-related expense, which decreased $1.4 million during the third quarter of 2020.

For the first nine months of 2020, sales and marketing expense increased $21.0 million, reflecting a $21.0 million increase in compensation expense. Sales commission expense was higher by $4.6 million largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. Travel-related expense declined $2.8 million during the first nine months of 2020 due to the same factor listed above. Marketing expense for Morningstar-sponsored conferences was also impacted by the COVID-19 pandemic and declined by $2.5 million during the first nine months of 2020.

General and administrative

General and administrative expense increased $28.6 million during the third quarter of 2020. Compensation expense increased $30.9 million, primarily due to M&A-related earn-outs. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. Rent expense also increased $2.3 million during the third quarter in connection with lease expansion in certain geographies as well as the addition of Sustainalytics leases during the third quarter. Professional fees increased $2.1 million during the third quarter of 2020, primarily due to regulatory matters and M&A-related activity. Stock-based compensation decreased $1.7 million as a result of PitchBook's management bonus plan, which features lower incentive targets in years one and two compared with year three, and was renewed in 2020. Given 2019 was year three of the prior PitchBook management bonus plan, stock-based compensation expense was lower in the third quarter of 2020, which is year one of the new plan, compared with the same period in 2019.

For the first nine months of 2020, general and administrative expense increased $55.8 million. Compensation expense increased $42.3 million, primarily due to the same factor listed above. Professional fees and rent expense also increased $11.5 million and $7.2 million, respectively, while stock-based compensation decreased $5.2 million due to the same factors described above.

Depreciation and amortization

Depreciation expense decreased $1.2 million in the third quarter of 2020 due to timing of fixed assets being placed into service. Intangible amortization expense increased $2.3 million, primarily from additional amortization related to intangibles generated by the acquisition of Sustainalytics.

For the first nine months of 2020, depreciation expense was relatively flat. Intangible amortization expense increased $20.2 million, primarily from additional amortization related to intangibles generated by the acquisitions of DBRS and Sustainalytics.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $15.7 million for the remainder of 2020. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2020	2019	Change		2020	2019	Change
Operating income	$44.3	$49.6	(10.7)%		$150.1	$149.9	0.1%
% of revenue	12.4%	15.8%	(3.4)	pp	14.9%	17.7%	(2.8)	pp

Consolidated operating income decreased $5.3 million in the third quarter of 2020, reflecting an increase in operating expenses of $48.7 million, which was partially mitigated by an increase in revenue of $43.4 million. Operating margin was 12.4%, a decrease of 3.4 percentage points, compared with the third quarter of 2019.

Consolidated operating income was relatively flat in the first nine months of 2020, reflecting an increase in operating expenses of $162.3 million, which was partially mitigated by an increase in revenue of $162.5 million. Operating margin was 14.9%, a decrease of 2.8 percentage points, compared with the first nine months of 2019.

We reported adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including acquisition earn-outs), of $91.2 million in the third quarter of 2020 and $232.1 million in the first nine months of 2020. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Operating income	$44.3	$49.6	(10.7)%	$150.1	$149.9	0.1%
Add: intangible amortization expense	15.6	13.4	16.4%	43.3	23.1	87.4%
Add: M&A-related expenses	3.5	1.1	218.2%	10.9	2.9	275.9%
Add: acquisition earn-out	27.8	—	NMF	27.8	—	NMF
Adjusted operating income	$91.2	$64.1	42.3%	$232.1	$175.9	31.9%

We also reported adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including acquisition earn-outs), of 25.6% in the third quarter of 2020 and 23.1% in the first nine months of 2020. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Operating margin	12.4%	15.8%	(3.4) pp	14.9%	17.7%	(2.8) pp
Add: intangible amortization expense	4.4%	4.3%	0.1 pp	4.3%	2.7%	1.6 pp
Add: M&A-related expenses	1.0%	0.3%	0.7 pp	1.1%	0.4%	0.7 pp
Add: acquisition earn-out	7.8%	—%	7.8 pp	2.8%	—%	2.8 pp
Adjusted operating margin	25.6%	20.4%	5.2 pp	23.1%	20.8%	2.3 pp

Non-Operating Income, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
 Non-operating income, net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Interest income	$0.5	$0.5	$1.2	$1.7
Interest expense	(1.9)	(5.3)	(7.7)	(6.5)
Realized gains on sale of investments, reclassified from other comprehensive income	0.7	0.3	1.2	0.7
Holding gain on previously-held equity interest	50.9	—	50.9	—
Gain on sale of equity method investments	—	19.5	—	19.5
Other expense, net	(2.0)	(1.1)	(6.1)	(2.5)
Non-operating income, net	$48.2	$13.9	$39.5	$12.9

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facilities.

During the third quarter and first nine months of 2020, the holding gain on previously-held equity interest relates to our purchase of the remaining interest in Sustainalytics in July 2020.

During the third quarter and first nine months of 2019, the gain on sale of equity method investments relates to the sale of our equity ownership in one of our unconsolidated entities.

Other expense, net primarily includes foreign currency exchange losses.

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Equity in net income (loss) of unconsolidated entities	$0.6	$(1.1)	$(0.7)	$(1.9)

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Income before income taxes and equity in net loss of unconsolidated entities	$92.5	$63.5	$189.6	$162.8
Equity in net income (loss) of unconsolidated entities	0.6	(1.1)	(0.7)	(1.9)
Total	$93.1	$62.4	$188.9	$160.9
Income tax expense	$16.9	$13.3	$40.6	$36.5
Effective tax rate	18.2%	21.3%	21.5%	22.7%

Our effective tax rate in the third quarter and first nine months of 2020 was 18.2% and 21.5%, respectively, reflecting respective decreases of 3.1 and 1.2 percentage points compared with the same periods in the prior year. The decreases are primarily attributable to the holding gain recorded in connection with our purchase of the remaining ownership interest in Sustainalytics on July 2, 2020, which is not taxable.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents, and investments of $377.8 million, an increase of $10.3 million, compared with $367.5 million as of December 31, 2019. The increase reflects cash provided by operating activities and proceeds from long-term debt of $60.0 million, partially offset by $88.4 million of repayments of long-term debt, $67.8 million paid for acquisitions, primarily for the acquisition of Sustainalytics, $54.7 million of capital expenditures, dividends paid of $38.6 million, $37.6 million to repurchase common stock through our share repurchase program, and $19.8 million for employee taxes paid from withholding of restricted stock units.

Cash provided by operating activities is our main source of cash. In the first nine months of 2020, cash provided by operating activities was $269.7 million, reflecting $261.5 million of net income, adjusted for non-cash items, and an additional $8.2 million in positive changes from our net operating assets and liabilities. Cash provided by operating activities increased $17.8 million, or 7.1%, for the first nine months of 2020.

On July 2, 2019, we entered into a senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $484.9 million as of September 30, 2020 and a revolving credit facility borrowing availability of $250.0 million. The Credit Agreement contains financial covenants under which we: (i) may not exceed a maximum consolidated leverage ratio of 3.50 to 1.00 (or 3.75 to 1.00 for the four fiscal quarters following any material acquisition (as defined in the Credit Agreement)) and (ii) are required to maintain a minimum consolidated interest coverage ratio of not less than 3.00 to 1.00. We were in compliance with the financial covenants as of September 30, 2020. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

On June 30, 2020, we entered into a new senior credit agreement that provides us with a $50.0 million 364-day senior revolving credit facility. This 364-day revolving facility was undrawn as of September 30, 2020.

On October 26, 2020, Morningstar completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2.32% Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to a Note Purchase Agreement entered into on the same date. The Company expects to use the net proceeds from the offering to reduce a portion of the outstanding indebtedness under the Company’s Credit Agreement and for other corporate purposes. Interest on the Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2.32% Notes and at maturity, with the first interest payment date occurring on April 30, 2021.

We believe our available cash balances and investments, along with cash generated from operations and our line of credit, will be sufficient to meet our operating and cash needs for at least the next 12 months. We are focused on maintaining a strong balance sheet and liquidity position. We hold our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance (approximately $26.4 million, or 98.9%, as of September 30, 2020) in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 66% of our cash, cash equivalents, and investments balance as of September 30, 2020 was held by our operations outside the United States, down from 67% as of December 31, 2019. We generally consider our U.S. directly- owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In October 2020, our board of directors approved a regular quarterly dividend of $0.30 per share, or $12.9 million, payable on October 30, 2020 to shareholders of record as of October 16, 2020.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2018. The authorization expires on December 31, 2020. In the first nine months of 2020, we repurchased a total of 122,020 shares for $19.3 million, of which $1.7 million settled early in the fourth quarter, and had approximately $435.1 million available for future repurchases as of September 30, 2020.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cash provided by operating activities	$93.4	$105.7	(11.6)%	$269.7	$251.9	7.1%
Capital expenditures	(22.6)	(20.1)	12.4%	(54.7)	(57.1)	(4.2)%
Free cash flow	$70.8	$85.6	(17.3)%	$215.0	$194.8	10.4%

We generated free cash flow of $70.8 million in the third quarter of 2020, a decrease of $14.8 million, compared with the third quarter of 2019. The change reflects a $12.3 million decrease in cash provided by operating activities as well as a $2.5 million increase in capital expenditures. Cash provided by operating activities declined primarily due to the timing of working capital.

In the first nine months of 2020, we generated free cash flow of $215.0 million, an increase of $20.2 million, compared with the first nine months of 2019. The change reflects a $17.8 million increase in cash provided by operating activities as well as a $2.4 million decrease in capital expenditures. Cash provided by operating activities increased primarily due to the M&A-related earn-outs as well as timing of working capital.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 23, 2020:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 23, 2020	Projected Beneficial Ownership (1)
Gail Landis Director	8/19/2020	11/2/2021	1,382	Shares to be sold under the plan if the stock reaches specified prices	—	2,905
Bill Lyons Director	8/19/2020	5/14/2021	2,316	Shares to be sold under the plan upon exercise of option	—	24,628
Joe Mansueto Executive Chairman	11/5/2019	4/30/2021	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	800,000	19,214,144
During the third quarter of 2020, the previously disclosed Rule 10b5-1 plan for Bevin Desmond was completed in accordance with its terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2020 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2020 and restricted stock units that will vest by November 29, 2020. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2020. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2020, our cash, cash equivalents, and investments balance was $377.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $4.9 million impact on our interest expense, based on our outstanding principal balance and LIBOR rates around September 30, 2020.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2020:

	Nine months ended September 30, 2020
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2020	0.7141	1.2873	0.7483	1.1726	n/a

Percentage of revenue	3.2%	8.2%	7.3%	5.2%	5.6%
Percentage of operating income (loss)	4.5%	3.2%	15.4%	(5.3)%	(20.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.7)	$(7.3)	$(6.5)	$(3.4)	$(4.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$(0.4)	$(1.9)	$1.7	$2.6

The table below shows our net investment exposure to foreign currencies as of September 30, 2020:

	As of September 30, 2020
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$73.0	$306.8	$469.7	$220.5	$198.3
Liabilities	27.2	71.7	254.4	170.2	5.8
Net currency position	$45.8	$235.1	$215.3	$50.3	$192.5

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.6)	$(23.5)	$(21.5)	$(5.0)	$(19.2)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

As permitted under the SEC guidelines, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2019 did not include the internal controls of DBRS, which we acquired on July 2, 2019. We are currently integrating the operations of DBRS into our internal control framework and processes and will incorporate DBRS into our annual assessment of internal control over financial reporting for the fiscal year ending December 31, 2020.

On July 2, 2020, we completed our acquisition of Sustainalytics (See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information). We are currently integrating Sustainalytics into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 will not include Sustainalytics.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 12 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

There have been no material changes during the first nine months of 2020 to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report, except as noted below.

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

During the third quarter of 2020, we saw some fluctuations of government-mandated COVID-19-related restrictions in certain geographies, dependent upon the local extent and severity of COVID-19 infections and other factors. Our approach to preventative and protective actions has remained similarly flexible and although a significant portion of our workforce continues to work from remote work environments we have been able to bring back some employees to office locations on a volunteer-only basis. Many of our customers, vendors, and data suppliers continue to operate under similar arrangements which may interfere with attendance or productivity. While our business continuity plans have permitted remote working arrangements without material interruption, prolonged periods of virtual collaboration may have an impact on innovation, productivity and culture over time. Our management is focused on mitigating the effects of the COVID-19 pandemic on our business, which has required and will continue to require a substantial investment of their time and may delay other strategic activities.

In the longer term, the adverse effects of the COVID-19 pandemic on the world’s economies and financial markets may be significant, with unpredictable effects on the overall demand and pricing environment for our products and services. While the third quarter of 2020 saw growth in many financial markets, uncertainty around the continuing extent and severity of the COVID-19 pandemic, the willingness of governments and central banks to continue fiscal and monetary stimulus, and national and global political conditions may undermine or reverse such growth. If that turns out to be the case, our asset management businesses could be affected by declines in assets under management and advisement resulting from any prolonged downturn in financial markets and a concomitant decline of broad-based investment activity, while our credit ratings business could suffer from a decline in new issue activity resulting from a decline in the availability of credit. The financial performance of our customers, including those of our license businesses, could materially deteriorate, which could result in lower demand, cancellations, price reductions, or delays in implementation for our products and services. The uncertainty surrounding the duration and the effects of the COVID-19 pandemic in each of the countries in which we operate could impede our business planning and coordination. In addition, the availability of credit could become constrained even to financially strong companies.

We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent to which our business, financial condition and results of operations are affected by the COVID-19 pandemic will largely depend on future developments which cannot be reliably predicted, as there are no comparable recent events that provide guidance as to the potential effects of a global pandemic. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report, including but not limited to those related to cybersecurity threats, technology systems disruption, and volatility in the financial markets, any of which could have a material adverse effect on our business, financial condition and results of operations. This situation is changing rapidly and additional impacts may arise that we are not aware of currently or that we currently do not consider to be significant risks to our operations.

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

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2020:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2020 - July 31, 2020	—	$—	—	$454,436,031
August 1, 2020 - August 31, 2020	41,957	158.90	41,957	$447,768,055
September 1, 2020 - September 30, 2020	80,063	158.04	80,063	$435,113,415
Total	122,020	$158.34	122,020

Item 6.Exhibits

Exhibit No	Description of Exhibit
10.1	Note Purchase Agreement, dated as of October 26, 2020, among Morningstar, Inc., and each of the purchasers signatory thereto (incorporated by reference to Morningstar, Inc.'s Current Report on Form 8-K filed with the SEC on October 26, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 30, 2020 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 30, 2020	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer