Form 10-K
period 2020-12-31
Morningstar, Inc.
filed 2021-02-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2020 was $3.1 billion. As of February 12, 2021, there were 42,903,180 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Part I

Item 1. Business

Our Business

Morningstar, Inc. is a leading provider of independent investment research in North America, Europe, Australia, and Asia. Our core competencies are data, research, and design, and we employ each of these to create products that clearly convey complex investment information. We started with affordable publications for individuals, then moved to creating technology solutions for professionals to help them research and select investments for clients. Today, we offer a wide variety of products and solutions that serve market participants of all kinds, including individual and institutional investors in public and private capital markets, financial advisors, asset managers, retirement plan providers and sponsors, and issuers of securities. We also apply our investing philosophy to managing assets for clients who prefer not to make investment decisions themselves. Since our founding in 1984, we’ve expanded our presence in global markets where investors need an independent view they can trust.

We help investors in two primary ways. First, we support asset managers, individual and institutional investors, and financial advisors who make their own investment decisions with an extensive product line of web-based tools, investment data, ratings, and research that helps investors make the most suitable choices and recommendations. Our customers have access to a wide selection of investment data, fundamental equity research, manager research, private capital markets research, credit ratings, environmental, social and governance (ESG) ratings, fund ratings, and indexes directly on our proprietary desktop or web-based software platforms, or through subscriptions, data feeds, and third-party distributors.

Second, we provide investment management services, investment analysis platforms, and portfolio management and accounting software tools to advisors and financial institutions. Our managed portfolio offerings help financial institutions deliver investor-friendly products based on our valuation-driven, fundamentals-based approach to investing. Applying our expertise in asset allocation, investment selection, and portfolio construction, our global investment team creates long-term investment strategies built on Morningstar’s data and ratings. We help retirement plan sponsors build high-quality savings programs for employees. Our financial technology solutions allow advisors to continually demonstrate their value to clients, from creating an initial investment proposal to reporting portfolio performance and providing automated rebalancing tools. Investors also use our indexes to use as benchmarks or to create investable products based off our proprietary research.

Through DBRS Morningstar, we also provide independent credit ratings services for financial institutions, corporate and sovereign entities, and structured finance products and instruments. Issuers of green bonds can also obtain Second-Party Opinions through Sustainalytics, which ensure alignment with industry standards for sustainable finance.

While other companies may offer research, ratings, data, software products, indexes, or investment management services, we are one of the few companies that can deliver all of these with the best interest of the investor in mind. We believe putting investors first, paired with the way we use design and technology to communicate complex financial information, sets us apart from our peers in the financial services industry.

Our Research

Our independence and our history of innovation make us a trusted resource for investors. Morningstar’s research covers a wide range of investment offerings, including managed investment products, publicly listed companies, private companies, fixed-income securities, and real-time global market data. We focus our data and research efforts on several areas:

Manager research (including mutual funds, exchange-traded funds, separately-managed accounts, and other vehicles)
We’ve been providing independent analyst research on managed investment strategies since the mid-1980s. We use this analysis to provide research reports and qualitative, forward-looking Morningstar Analyst Ratings for approximately 4,200 mutual funds, ETFs, separately managed accounts, and collective investment trusts (CITs) globally spanning more than 25,000 share classes. We also offer the Morningstar Quantitative Rating, which is a forward-looking rating that uses algorithmic techniques to evaluate mutual funds that significantly expands the breadth of our forward-looking ratings to an additional 30,000 funds and over 300,000 share classes worldwide. The Morningstar Quantitative Rating employs machine learning to infer patterns from the way Morningstar’s manager research analysts assign ratings to funds and then applies those learnings to rate funds that the analysts don’t cover. This analysis augments other quantitative ratings and analytics, such as the Morningstar Rating for funds (the “star rating”), which ranks managed investment strategies such as mutual funds based on their past risk-adjusted performance versus peers. We also publish qualitative research and ratings on state-sponsored college-savings plans, target-date funds, and health-savings accounts.

In addition, the Morningstar Style Box visually depicts a strategy’s underlying investment style, making it easier to compare investments and build portfolios. The star rating and style box have become important tools that millions of investors and advisors use in making investment decisions.

We also offer the Morningstar Sustainability Rating and Low Carbon Risk Designation to help investors evaluate funds based on ESG factors.

As of December 31, 2020, we had more than 120 manager research analysts globally, including teams in North America, Europe, Australia, and Asia.

Equity research

As part of our research efforts on individual stocks, we popularized the concepts of economic moat, a measure of competitive advantage originally developed by Warren Buffett, and margin of safety, which reflects the size of the discount in a stock's price relative to its estimated value. The Morningstar Rating for stocks is based on the stock's current price relative to our analyst-generated fair value estimates, as well as the company's level of business risk and economic moat. Our analysts cover approximately 1,500 companies using a consistent, proprietary methodology that focuses on fundamental analysis, competitive advantage assessment, and intrinsic value estimation. Morningstar’s data and research on publicly traded companies is used extensively in our products and solutions, such as institutional equity research, Morningstar Indexes such as the Morningstar Wide Moat Focus Index, our Global Market Barometer, and as a basis for equity portfolio strategies used in our managed portfolios.
In November 2020, we announced a globally consistent framework to integrate ESG risk into our equity research. Analysts will identify valuation-relevant risks for each company using Sustainalytics' ESG Risk Ratings, which measure a company's exposure to material ESG risks, then evaluate the probability those risks materialize and the associated valuation impact. Results from this research will inform Morningstar's assessment of a stock's intrinsic value and the margin of safety required before assigning a Morningstar Rating for stocks.

PitchBook’s Institutional Research Group is a provider of investment strategy, fund performance and industry research. The group leverages PitchBook’s proprietary data, such as valuations, deal multiples, and fund returns, to deliver analysis that allows clients to quickly gauge trends, map industries, and identify notable company sets in the private capital markets. As of December 31, 2020, the team provides coverage of the private equity, venture capital, real assets and private credit asset classes. PitchBook also provides full-time analyst coverage of emerging technology industries, delivering comprehensive assessments of disruptive sectors to help clients better segment and size markets, understand company and investor landscapes, evaluate opportunities and develop conviction around the growth trajectories of emerging industries.

As of December 31, 2020 we had over 120 public equity analysts and 30 private markets analysts globally, making us one of the largest providers of independent equity research. In addition to our analyst-driven coverage, we provide quantitative ratings and reports for approximately 55,000 publicly traded companies across Morningstar's solutions and cover 2.6 million privately-held companies through the PitchBook Platform.

Credit ratings
DBRS Morningstar provides global credit ratings as the world’s fourth largest credit rating agency. We rate more than 3,000 issuers and 60,000 securities worldwide, providing independent credit ratings for financial institutions, corporate and sovereign entities, and structured finance products and instruments. We are driven to bring more clarity, diversity, and responsiveness to the ratings process. Our approach and size provide the agility to respond to customers’ needs with the necessary expertise and resources.

In addition to ratings and research opinions, DBRS Morningstar also offers data derived from its ratings activities and analytical tools. These include ratings data feeds that can be integrated into companies’ internal databases, web-based research, and analytical tools. We also offer DBRS Viewpoint, which is an interactive platform that provides access to commercial mortgage-backed securities (CMBS) transaction information and research reports, as well as commentary and work-product for DBRS Morningstar rated deals.

As of December 31, 2020, we had over 400 credit rating analysts and analytical support staff based in the U.S., Canada, the United Kingdom, Europe, and India.

ESG ratings

Sustainalytics’ ESG Risk Ratings empower investors with a consistent approach to assessing financially material ESG risks that could affect the long-term performance of their investments at both the security and portfolio levels. Built on a transparent rules-based methodology, the ratings introduce a single measurement unit to assess ESG risks. Unlike other ESG ratings that are based on a relative, best-in-class approach, Sustainalytics’ ESG Risk Ratings consist of ESG data that provides a powerful signal of a company’s absolute ESG risk that is comparable across peers and subindustries while allowing for aggregation at the portfolio level. We rate more than 13,000 companies worldwide, and made more than 4,000 ESG Risk Ratings publicly available in 2020 so that any investor can benefit from our research.

As of December 31, 2020, we had more than 350 ESG ratings analysts based in the U.S., Canada, Europe, and Asia.

Behavioral and decision science research
Morningstar’s Behavioral Science and Decision Science teams conduct original research on the obstacles that investors face to success on their financial goals, above and beyond market performance. The team looks at behavioral challenges from panicking during downturns to helping advisors identify their clients’ durable, deeply meaningful goals. The teams publish this research on Morningstar.com, alongside practical tools to put it into practice, to better engage advisors and individual investors.

Behavioral researchers work closely with product designers and developers to develop and test product experiences that engage and educate while also nudging long-term thinking and goal-oriented investment behavior. Behavioral interventions are embedded in several financial planning and personal financial management product user flows across Morningstar. For example, Goal Bridge utilizes a master list intervention as an integral part of the workflow. In addition, the behavioral science team, in partnership with Morningstar Data, launched a new set of freely available data points called Crowd Sense on aggregate investor usage of Morningstar.com. Crowd Sense helps counter known behavioral biases with investment selection, by putting excitement or hype around an investment in context of its fundamental appeal.

As of December 31, 2020, we had 13 behavioral scientists based in the U.S. and India, spread across various product groups.

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

Our People

Our people are one of Morningstar’s most important assets, so we’re committed to fostering an inclusive community where our employees thrive. Our success depends on the values and performance of our people and we support them through a range of initiatives in the areas of diversity, equity, and inclusion (DEI), engagement, and professional growth.

As of December 31, 2020, we had 7,979 permanent, full-time employees around the world. Approximately 34% of our employees work in the United States (U.S.), 28% in India, 17% in the U.K. and Continental Europe, 13% in China, 6% in Canada, and the remainder in Australia, Asia, and other regions. Our U.S.-based employees are not represented by any unions or other collective bargaining agreements, and we have never experienced a walkout or strike.

Diversity, Equity, and Inclusion

We embrace the research that tells us that diverse teams make better decisions, and we believe the collective mixture of our different backgrounds, beliefs, and experiences make Morningstar a stronger firm. Our goal is to create a more transparent and inclusive financial system. As a global employer, our aim is to build an inclusive environment that encourages open deliberation and unique perspectives, driving creativity, innovation, and better business outcomes. We intend to do this with clear objectives, education, and data-driven recruiting, hiring, retention, and employee experience programs.

As of December 31, 2020, approximately 42% of our employees are female. As of the same date, 40% of our board of directors are female. In the U.S., where we are currently able to collect information on racial identity, our employee population identifies as approximately 68% White, 21% Asian, 4% Hispanic, 3% Black, and 3% Mixed Race.
Employee Engagement

We recognize the importance of data in assessing our workplace culture and employee engagement. As of our most recent quarterly measure in December 2020, employee survey data returned an engagement score of 80%, reflecting favorable responses to questions on topics such as motivation, intent to stay, and overall satisfaction. This is an increase from an engagement score of 73% in 2019. We also track the Company's attrition or “turnover” rate as an indication of employee commitment and longevity. As of December 31, 2020, the trailing twelve-month average turnover rate for our permanent, full-time employees globally (excluding Sustainalytics) was 12%.

Morningstar believes that an attractive benefits and total rewards package, which includes a voluntary equity ownership program, promotes employee engagement by supporting the financial, emotional, and physical well-being of our employees. We're also proud of our sabbatical program, which is available globally to all employees once every four years of service, and varies between two and six weeks in duration depending on office location and local legal parameters. We have also recently expanded our Family Leave program globally for all employees to a minimum standard of at least six weeks paid time off to care for a sick family member or to bond with a new member of the family.

Professional Growth
Continuous learning is crucial to maintain Morningstar’s competitive advantage, engage employees, and pursue our mission. Our learning and development programs provide our people with access to a diverse set of training and educational opportunities, designed to help them reach their potential in ways that fits their interests and builds on their strengths. We offer our employees annual educational stipends to spend on their choice of professional development activities, while also providing financial support for continuing education and the pursuit of professional certifications. We also make available a variety of internal opportunities for growth, including programs designed for employees just starting their careers and those at manager and executive levels looking for coaching and training.

Supporting employees through COVID-19

The COVID-19 pandemic created unique challenges related to maintaining employee physical health, emotional well-being, and engagement amidst a mostly remote working model. As an employer, we have focused on maintaining strong connections and keeping our culture and mission at the center of our efforts.

To safely respond to the COVID-19 pandemic, Morningstar instituted and coordinated incident management teams at the corporate, regional, and local levels. Their mandate was to determine principles, protocols, and strategies for safely closing offices, working remotely, and transitioning back to the office, all in compliance with public health guidance, local government regulation, and best practice recommendations. We emphasized employee health through weekly surveys to track stress levels, health statuses, working locations, self-reported productivity, and a rapid-assistance program that proactively connected HR business partners to those who requested additional assistance. To ensure a regular cadence of communication, we held bi-weekly virtual town halls for all employees and also maintained a COVID-19 hub on our corporate intranet with information updated regularly. We also expanded benefits, such as paid family leave options to address health and family concerns unique to the COVID-19 pandemic.

Some of the new initiatives created during this time are here to stay; they will continue to shape our future approach to our work environment. The efforts we plan to sustain include more flexible work arrangements, increased sick leave to take care of oneself and loved ones, greater frequency of direct communications from our CEO and other company leaders, increased community engagement, and dedicated, compensated time for our global employees to volunteer in their communities.

Our Mission

Our mission is to empower investor success. Everything we do at Morningstar is in the service of the investor. The investing ecosystem is complex, and navigating it with confidence requires a trusted, independent voice. We deliver our perspective to institutions, advisors, and individuals with a single-minded purpose: to empower every investor with conviction that he or she can make better-informed decisions and realize success on his or her own terms.

Our Strategy

Our strategy is to deliver insights and experiences essential to investing. Proprietary data sets, meaningful analytics, independent research, and effective investment strategies are at the core of the powerful digital solutions that investors across our client segments rely on. We have a keen focus on innovation across data, research, product, and delivery so that we can effectively cater to the evolving needs and expectations of investors globally.

We execute our strategy through four connected elements: our values, our work, our clients, and our brand. The interaction between these four elements has enabled Morningstar to establish a position in the industry that is differentiated from our competition. We believe that our intangible assets, including the strength of our brand and our unique intellectual property, are difficult for competitors to replicate. Additionally, we strive to ensure our customers receive demonstrable value from our solutions causing them to be reluctant to undertake the cost of switching to other providers.

We are focused on these four strategic priorities:

Deliver differentiated insights across asset classes to public and private market investors

Shifting investor needs and expectations, innovative investment approaches and technologies, and a changing political and regulatory environment continue to drive the evolution of the financial services industry. We remain committed to ensuring that the modern investor is empowered with new data, research, and analytics. This includes:
•Expanding our data content to deliver unique, impactful insights to investors across their portfolios.
•Optimizing our advisor platform and service position by driving innovation and adding meaningful value for advisors and their support staff.
•Providing regulatory and compliance solutions for the wealth, buy-side and asset management segments.
•Pursuing the right information and developing workflow tools to serve core use cases of identifying private market investment opportunities, raising capital, valuing, and buying/selling a company.

Establish leading ESG position across each business

Driving ESG across the investing landscape is a pivotal part of our strategy, and our recent acquisition of Sustainalytics reinforces that commitment. We remain focused on the growth of Sustainalytics and its ESG ratings, while prioritizing ESG integration across all areas of our business to empower investors with ESG research, solutions, and tools to inform their investment choices. This includes:
•Developing ESG solutions for wealth managers, advisors, and individual investors.
•Continuing to expand the use of ESG in credit rating workflows, research, and analyses.
•Making relevant ESG data points available across our software platforms through major workflows and modules.
•Launching ESG variants for key equity, fixed-income and multi-asset indexes.

Drive operational excellence and scalability to support growth targets

We have grown significantly in the last few years, and as we continue to focus on growth in 2021 and beyond across our businesses, we will emphasize execution and scalability in our operations, processes, and technology. This includes:
•Leveraging advanced technology in our data collection and quality efforts.
•Scaling the demand generation function across Morningstar and driving transformation in global sales. customer success, and customer support functions to improve sales effectiveness.
•Scaling corporate systems to create more integrated platforms that enables growth of business areas while reducing legacy system fragmentation.

Build an inclusive culture that drives exceptional talent engagement and development

Morningstar is committed to investing in talent and building a culture that relies on an equity infrastructure. We are successful because of our team, and building an inclusive culture is of one of our top priorities. We are committed to cultivating a diverse culture that maximizes talent and drives innovation. Our diversity, equity, and inclusion (DEI) initiatives are embedded in all areas of our business. This includes:
•Emphasizing employee activation and education by providing inclusive leadership training to all managers and hosting conferences and speaker series to generate DEI awareness among all employees.
•Improving talent acquisition processes by forming strategic partnerships, focused campus recruiting and enhanced interview processes.
•Creating company-wide transparency on DEI metrics with employee dashboards and ongoing reviews with leadership.

Major Customer Groups

Given our strategy and core capabilities discussed above, we focus on six primary customer groups:
•Advisors (including independent financial advisors and those affiliated with Registered Investment Advisors (RIAs), broker/dealers or other intermediaries)
•Asset management (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients)
•Fixed-income security issuers and arrangers
•Private market/venture capital investors
•Workplace/retirement (including retirement plan providers, advisors, and sponsors)
•Individual investors

Advisors

Financial advisors work with individual investors to help them reach their financial goals. This customer group includes independent advisors at RIA firms, advisors affiliated with independent broker/dealers, dually registered advisors, and “captive” advisors who are employees of a broker/dealer. These broker/dealers include wirehouses, regional broker/dealers, and banks. The advisor landscape is broad in both the U.S. and in other parts of the world where we focus. Our largest market is the U.S., where Cerulli Associates estimates there were about 293,000 financial advisors as of the end of 2020.

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

Our main products for financial advisors are Morningstar Advisor Workstation, Morningstar Office, and Morningstar Managed Portfolios.

Asset management

Asset management firms manufacture financial products and manage and distribute investment portfolios. This customer group includes individuals involved in sales, marketing, product development, business intelligence, and distribution, as well as investment management (often referred to as the “buy side”), which includes portfolio management and research.
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

Fixed income security issuers, arrangers, and investors

DBRS Morningstar typically issues credit ratings in response to requests from issuers, intermediaries, or investors. DBRS Morningstar credit ratings are requested, among others, for corporate short and long-term fixed income obligations, sovereign debt, single project financings and structured finance programs, including securitizations of receivables, such as auto loans, credit cards, residential real estate loans and commercial real estate loans. In addition, claims-paying-ability credit ratings are issued for life, property/casualty, financial guaranty, title, and mortgage insurance companies. DBRS Morningstar's staff analyzes the factors to assess the credit worthiness of an issuer or a security and summarizes the rationale for the credit ratings. DBRS Morningstar credit ratings are assigned and reviewed by a credit rating committee composed of senior credit rating analysts and analytical managers. DBRS Morningstar typically monitors its credit ratings at appropriate intervals depending on the type of the credit rating.

We estimate that the $9.0 billion global ratings market has grown at a 6.7% compound annual growth rate over the past decade, supported by various secular trends. A continuing low-interest-rate environment supports corporate borrowings, and favorable spreads support high-yield and structured finance bond issuance.

Credit markets continue to evolve and use structured products as a key avenue for capital. Overall demand for structured products by institutional investors, including banks in the U.S. and Europe, remains high.
As of December 31, 2020, we served approximately 3,000 issuers of debt.

Private market/venture capital investors

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

As of December 31, 2020, we served over 6,600 firms, including investment and research firms, venture capital and private equity firms, investment banks, limited partners, lenders, law firms, and accounting firms. We also served corporate development teams at firms across industry sectors.

Workplace/retirement

In the U.S., 401(k) retirement plans and other types of defined-contribution (DC) plans, such as 403(b)s and the Thrift Savings Plan, are the dominant retirement plan offered by employers. According to the Investment Company Institute, there were $9.3 trillion in assets in DC plans at end of the third quarter of 2020, compared to $3.4 trillion in private-sector defined benefit (DB) plans and $6.7 trillion in government DB plans.

Although DC plans help millions of workers in the U.S. save for retirement, the industry continues to struggle to boost employee savings rates, to make it easier for companies to offer retirement plans, and to increase access to high-quality investment lineups. We believe that a significant market exists for solutions, such as our managed retirement accounts offering, that are designed to address these shortcomings by providing personalized advice that helps individuals build assets for retirement and beyond. Currently, our focus is the U.S. market, because it continues to demonstrate healthy growth. In addition, many of our solutions are not easily adapted to foreign markets due to significant differences in regulatory frameworks that govern retirement saving and investing.

Our main retirement products (managed retirement accounts, fiduciary services, and custom models) primarily reach individual investors through employers (plan sponsors) that offer DC plans for their employees. As of December 31, 2020, we served 52 retirement service providers and registered investment advisors (RIAs), representing about 256,000 retirement plans. We can work directly with plan sponsors to help them design a suitable retirement program, but more typically, we distribute our retirement services through retirement plan providers that package our advice and investment lineups with administrative and recordkeeping services.

We recently expanded our distribution network to include retirement plan advisors, offering two new services. The first, Morningstar Plan Advantage, is a practice-management platform that helps advisors to build and manage their retirement plans. That service is currently used by two large broker dealers and has data integrations with 26 recordkeepers. The second service, advisor managed accounts, enables advisors to offer a version of managed accounts that incorporates their RIA firm’s investment allocation philosophies and branding. We currently have 11 recordkeepers signed onto the platform and 12 RIA firms offering it.

Individual investors

We offer tools and content for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. A Gallup survey released in April 2020 found that approximately 55% of individuals in the U.S. invest in the stock market either directly, through mutual funds, or self-directed retirement plans. We design products for individual investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing or want to validate the advice they receive from brokers or financial advisors.

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

Business Model

We sell products and services that generate revenue in three major categories:

Licensed-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time. Licensed-based revenue includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, Sustainalytics, and other similar products. Licensed-based revenue represented 67.3% of our 2020 consolidated revenue compared to 68.9% in 2019 and 73.7% in 2018.

Asset-based: We charge basis points and other fees for assets under management or advisement. Our Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes products all fall under asset-based revenue. Asset-based revenue represented 16.1% of our 2020 consolidated revenue compared to 17.9% in 2019 and 19.6% in 2018.

Transaction-based: Credit ratings and ad sales on Morningstar.com comprise the majority of the products that are transactional, or one-time, in nature, versus the recurring revenue streams represented by our licensed and asset-based products. Transaction-based revenue represented 16.6% of our 2020 consolidated revenue compared to 13.1% in 2019 and 6.7% in 2018.

Major Products and Services

The section below describes our top five products by 2020 revenue and some of our other key products and services.

Morningstar Data

Morningstar Data gives institutions access to a full range of investment data spanning numerous databases, including equity fundamentals, managed investments, ESG factors, and market data which includes end of day and intra-day pricing as well as historical tick data. We aim to match what investors hold in their portfolios with data and insights. We’ve become well-known for enriching managed investment raw data with research driven intellectual property, resulting in proprietary statistics, such as the Morningstar Category, Morningstar Style Box, and Morningstar Rating, which we distribute through licensed data feeds. We also offer a wide range of other data, including information on investment performance, risk, portfolios, operations data, fees and expenses, cash flows, financial statement data, consolidated industry statistics, and investment ownership. Our breadth of global coverage between proprietary and fundamental datasets allows us to combine our datasets and analytical capabilities as a holistic offering. Our clients are typically serving retail investors and their intermediaries, and they use Morningstar Data for a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. Demand for Morningstar Data increases as clients build digital solutions, prepare for regulatory requirements, and incorporate automation, artificial intelligence, machine learning, and other forms of data analytics into their workflows.

The Morningstar Data team uses emerging technologies including robotics process automation, machine learning, and natural language processing to further automate the manual, non-structured, and complex data-acquisition processes that traditional technologies are not able to address. Machine-learning models reduce the time and effort to collect data, thus creating additional capacity to acquire new data sets and maintaining data quality, which is paramount to making sound investment decisions. We are continuing to migrate users to the cloud-based data delivery system we launched in 2020. This new system allows users to more easily explore our data capabilities, access the data they specifically want, and have flexibility around format and delivery options. In 2021, we plan to release our application programming interface, which will give us the ability to stream data directly to our clients.

In 2020, we enhanced our coverage of assets used in defined-contribution retirement plans by acquiring Hueler’s stable-value product database. We also launched our new proxy votes dataset, which tracks fund family voting records on company resolutions and shareholder proposals, including ESG topics.

Pricing for Morningstar Data is based on the number of investment vehicles covered, the amount of information provided for each security, the frequency of updates, the method of delivery, the size of the licensing firm, the level of distribution, and the intended use by the client, otherwise known as the “use-case.”

Our main global competitors for mutual fund data include Financial Express and Thomson Reuters. We also compete against smaller players that focus on local or regional information. For market and equity data, we primarily compete with FactSet, S&P Global, Interactive Data, and Thomson Reuters.

Morningstar Data is our largest product based on revenue and accounted for 15.5%, 16.7%, and 18.2% of our consolidated revenue in 2020, 2019, and 2018, respectively. In 2020, we estimate that the annual revenue renewal rate for Morningstar Data was approximately 101%.

DBRS Morningstar

DBRS Morningstar is the world’s fourth largest credit rating agency. We provide independent credit ratings for financial institutions, corporate and sovereign entities, and structured finance products and instruments. Our credit ratings on structured finance instruments cover a broad range of sectors, including CMBS, residential mortgage-backed securities (RMBS), single-family rental securities, collateralized loan obligations (CLO), and other asset-backed securities (ABS).

Credit ratings are forward-looking opinions about credit risk that reflect the creditworthiness of an entity or fixed income security. They are determined through a Rating Committee process that facilitates rating decisions, which are a collective assessment of DBRS Morningstar opinions rather than the view of an individual analyst; are based on information that incorporates both global and local considerations and the use of approved methodologies; and are determined subject to policies and procedures designed to avoid or manage conflicts of interest.
Our credit ratings are determined based on established methodologies, models, and criteria that apply to entities and securities that we rate and that are periodically reviewed and updated. DBRS Morningstar maintains a comprehensive range of rating policies to support the objectivity and integrity of its rating processes and to promote the transparency of its rating operations. As part of our credit rating services, we also provide corporate credit estimates and operational risk assessment rankings.

In 2020, DBRS Morningstar completed the assignment of successor DBRS Morningstar credit ratings in the remaining U.S. structured finance asset classes and Morningstar Credit Ratings, LLC (Morningstar’s former credit rating business) ceased to operate as a credit rating agency. We also progressed our capabilities with respect to the consideration of ESG factors as part of credit rating analysis, launching a new microwebsite dedicated to ESG matters, and publishing research incorporating ESG factors deemed relevant to our credit ratings.

For new-issue credit ratings, we charge one-time fees to the issuer based on the type of transaction, the size of the transaction, and the complexity of the issue.

DBRS Morningstar competes with several other firms, including Fitch, Kroll Bond Ratings, Moody’s, and S&P Global Ratings.

DBRS Morningstar is our second-largest product based on revenue and accounted for 14.9%, 10.8%, and 3.6% of our consolidated revenue in 2020, 2019, and 2018, respectively.

In 2020, we estimate that transaction-based fees comprised 59.9% of DBRS Morningstar's revenue; the remainder can be classified as transaction-related, representing recurring annual fees tied to surveillance, research, and other services.

PitchBook

PitchBook provides data and research covering the private capital markets, including venture capital, private equity, and M&A. PitchBook's main product is the PitchBook Platform, an all-in-one research and analysis workstation for sophisticated investment and research professionals, including venture capital and private equity firms, corporate development teams, investment banks, limited partners, lenders, law firms, and accounting firms. Customers rely on us for a central, easy-to-use platform that provides access to the broadest and most powerful collection of data, timely and trusted insights, and a team dedicated to customer support. To accommodate their diverse needs, the platform offers company profiles for both private and public companies, advanced search functionality, and features that help to optimize workflow by surfacing information and extracting relevant insights. Our users source deals, raise funds, build buyer lists, create benchmarks, and network with the PitchBook Platform.

PitchBook also offers a mobile application, Excel plug-in, data feeds, and flexible, à la carte data solutions that allow clients to access a variety of data points on demand.

In 2020, we continued our investment in data, research, and product development to support our goal of making it faster and easier to derive meaningful insights into the evolving capital markets. Across more than 360 product releases during 2020, notable enhancements focused on empowering core customer use cases and driving key workflow enhancements. For example, we launched Funds Overview, an interactive and customizable visualization of the fund landscape that enables limited partners to quickly understand the dry powder, fundraising trends, open funds, and top general partners in a given alternative fund strategy or segment. In 2020, PitchBook also introduced a new Market Size Estimates module to the platform, offering personalized recommendations and visualizations for over 240,000 market size estimates across tens of thousands of industries and market niches extracted from global news. We also made it easier for users to collaborate with their teams with the launch of Workspaces, Collaborative Lists, and Note Sharing features. This set of features enables our users to seamlessly add companies, research reports, notes, and their own content to workspaces that are shared with their teammates.

Our research team continued to expand our core datasets in venture capital, private equity, M&A, and debt, adding over 344,000 new financing events in 2020. To provide a fuller view into the entire alternative assets space, we also added comprehensive data on hedge funds, real estate, infrastructure and natural resources including limited partners, general partners and funds. In response to pandemic-driven activity in the credit markets, we tripled our coverage of private debt rounds versus 2019. We also continued to emphasize geographic expansion, doubling our coverage of valuations for European venture-backed companies and separately, we delivered a market-leading comprehensive venture capital dataset in China covering over 16,000 companies and 30,000 financing rounds.

In collaboration with Morningstar’s Data team, in 2020 we continued to build our public company data capabilities. We introduced new data sets such as normalized profitability metrics, and we added additional public company financial estimates to enable the incorporation of forward-looking valuation estimates into public comp models.These additions compliment improved workflow tools for automatically generating relevant precedent transaction comps on target companies with the launch of M&A Comps Analysis available on company profiles.

Pricing for the PitchBook Platform is based on the number of seats, with the standard base license fees per user, with customized prices for large enterprises, boutiques, and startup firms.

PitchBook's main competitors are CB Insights, Preqin, S&P Capital IQ, and Refinitv.

PitchBook is our third-largest product based on revenue and made up 14.5%, 12.6%, and 9.8% of our consolidated revenue in 2020, 2019, and 2018, respectively. In 2020, we estimate that our annual revenue renewal rate for PitchBook was approximately 115%.

PitchBook had 52,288 licensed users worldwide as of December 31, 2020.

Morningstar Direct

Morningstar Direct is an investment-analysis platform that delivers rich data and analytics across asset classes, built on Morningstar's global database of both registered and non-registered securities, as well as data from third-party providers. Users can create advanced performance comparisons and in-depth analysis of an investment's underlying investment style, as well as custom-branded reports and presentations. Morningstar Direct helps equity and multi-asset strategy asset managers with product management, competitive analysis, and distribution activities, whereas wealth managers predominately use the tool to assist with fund selection and the construction, monitoring, and distribution of model portfolios.

In 2020, Morningstar Direct released enhancements that improved Presentation Studio and Risk Model, as well as fixed income, research, and portfolio analysis capabilities. We also significantly added to Morningstar’s ESG coverage.

Sustainable investing has continued to be a key area of focus at Morningstar, from thought leadership to new tools. The acquisition of Sustainalytics creates the opportunity to enhance Morningstar Direct with the support of one of the largest dedicated ESG research and ratings firm in the world. As a result, Morningstar Direct now includes hundreds of new ESG-related data points for publicly-traded companies. These data points can provide views at the individual security level, can be aggregated to provide fund-level views, and can also combine further to analyze the ESG profile of an investor’s entire portfolio. Examples of new data points added in 2020 include carbon metrics and proxy vote data. Morningstar Direct will continue to bring transparency to this space with the new ESG Risk Model, which highlights ESG exposure and risk. With new reporting templates and a range of new data points and metrics to highlight, Morningstar Direct empowers clients to more easily visualize and communicate their investment approach.

Morningstar Direct now includes a new multi-asset risk model, so clients can assess the drivers of risk and return for funds and portfolios holding fixed income instruments. Regionally specific risk models were created to empower users to more accurately forecast risk according to local market factors. Additional market driven scenarios and new requested pre-defined scenarios continue to be developed, reflecting Morningstar’s commitment to incorporating client needs into the platform.

Enhanced fixed income capabilities were introduced within the fixed income exposure analysis tool, as well as calculated fixed income statistics for user defined portfolios. By building out Morningstar’s fixed income data and analytics, investors can compare fixed income portfolio characteristics using a common set of measures, which is crucial for accurately assessing the drivers of risk and return.

Pricing for Morningstar Direct is based on the number of licenses purchased. Add-on features, like the advanced Global Risk Model, may incur additional fees.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research System’s Cognity and SPAR, Strategic Insight’s Simfund, and Refinitiv’s Eikon.

Morningstar Direct is our fourth-largest product based on revenue and accounted for 11.4%, 12.6%, and 13.5% of our consolidated revenue in 2020, 2019, and 2018, respectively. In 2020, we estimate that our annual revenue renewal rate for Morningstar Direct was approximately 96%.

Morningstar Direct had 16,388 licensed users worldwide as of December 31, 2020.

Investment Management

Investment Management’s flagship offering is Morningstar Managed Portfolios, an advisor service consisting of model portfolios designed mainly for fee-based independent financial advisors. We target like-minded advisors that hire us to manage a substantial portion of their client’s assets in the Morningstar way—putting investors first, keeping costs low, and investing for the long-term. We provide an immersive, easy-to-use, friction-free, digitally-enabled experience, and give them back time to focus on comprehensive financial planning designed to help people reach their financial goals. We build our multi-asset strategies using mutual funds, ETFs, and individual securities, and tailor them to meet specific investment time horizons, risk levels, and projected outcomes.

Morningstar Managed Portfolios are available through two channels: our fee-based discretionary asset management service, also known as a turnkey asset management program (TAMP), or as strategist models on third-party managed account platforms. We have TAMPs available in the U.S. and India, and act strictly as a fund and model provider in our other international markets.

Our TAMP is an end-to-end fee-based advisory experience, in which advisors access our model portfolios through a proprietary technology platform that offers functionality, such as proposals, client reporting, customer service, and back-office features, such as trading. Using our TAMP allows the advisor to share fiduciary responsibility with us.

When acting solely as a model provider, we do not provide any of the functionality that is provided by our TAMP, nor do we have an advisory relationship with the advisor’s end client. We charge asset-based program fees for Morningstar Managed Portfolios, which are typically based on the type of service (i.e., TAMP versus strategist models) and the products contained within the portfolios.

In 2020, we launched two digital resources: a U.S. Advisor Portal and an investor-friendly public insights hub increasing transparency and communications. We also made progress in our international expansion efforts by increasing our client penetration in South Africa, implementing Australian separately-managed account (SMA) portfolios on Charles River, and launching a full suite of Australian SMAs and managed funds for a new client.

Also in 2020, we converted $1.1 billion in existing client assets into model portfolios that invest in a series of nine open-end, multimanager mutual funds registered as series of the Morningstar Funds Trust under the Investment Company Act of 1940. That brought the amount of total assets under management in Morningstar Funds to more than $4.5 billion since the funds were launched in 2018. Given advisor demand for high-quality, cost-effective, outsourced investment management, we expect demand for our portfolios that use Morningstar Funds to grow in 2021 and beyond.

In addition to Morningstar Managed Portfolios, other services we provide include institutional asset-management (e.g., act as a subadvisor) and asset-allocation services for asset managers, broker/dealers, and insurance providers. We offer these services through a variety of registered entities in Australia, Canada, the United Arab Emirates (UAE), France, Hong Kong, India, Japan, South Africa, the U.K., and the U.S.

We base pricing for institutional asset-management and asset-allocation services on the scope of work, our degree of investment discretion, and the level of service required. In the majority of our contracts, we receive asset-based fees.

For Morningstar Managed Portfolios offered through our TAMP, our primary competitors are AssetMark, Orion/Brinker Capital, and SEI Investments. Our primary strategist offering competitors are Blackrock, Russell, and Vanguard in the U.S., and we face competition from Financial Express and Seven in Europe, Middle East, and Africa (EMEA), and Dimensional, Russell, and Vanguard in Australia. We also compete with in-house research teams at independent broker/dealers who build proprietary portfolios for use on brokerage firm platforms, as well other registered investment advisors that provide investment strategies or models on these platforms.

Morningstar Investment Management is our fifth-largest product based on revenue and made up 8.5%, 9.8%, and 10.9% of our consolidated revenue in 2020, 2019, and 2018, respectively.

Morningstar Advisor Workstation

Morningstar Advisor Workstation is a web-based research, financial planning, and proposal generation platform that illustrates financial decision trade-offs using our data, research, and robust portfolio analytics. The software is typically sold through an enterprise contract and is primarily for retail advisors due to its strong ties and integrations with home-office applications and processes and a library of Financial Industry Regulatory Authority (FINRA)-reviewed reports for compliance needs. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the home-office firm's back-office technology and resources. This helps advisors present and clearly illustrate their portfolio investment strategies and show the value of their advice.

In 2020, we continued to improve our financial planning workflow by focusing on Goal Bridge, a financial planning tool that extends Advisor Workstation’s investment planning and proposal generation capabilities. In the second quarter of 2020, Morningstar completed its acquisition of Plan Plus Global, which presents an exciting opportunity to integrate its strong risk scoring and financial planning capabilities into Advisor Workstation. These capabilities are becoming more important to the market as planning grows more central to the value advisors deliver to clients and regulations put more focus on ensuring investment plans are well suited to investor goals.
We also launched a companion mobile app to Advisor Workstation that digitally captures and inputs client portfolio information from pictures of brokerage statements. Advisors can access client portfolios within the companion app or the web version of Morningstar Advisor Workstation to perform analysis, generate client reports, and illustrate decision trade-offs with ease. In 2021, we are adding capabilities to digitize a wider range of data and document types to reduce friction in bringing investor information into Advisor Workstation.

Throughout 2020, we continued to invest in capabilities to modernize advice and address regulatory changes, including the U.S. SEC’s Regulation Best Interest and the Canadian CSA’s Client Focused Reforms. This included a dedicated workflow to address the “Care Obligation,” which helps advisors find and track their consideration of reasonably available alternatives.

Additionally, we applied our first series of design enhancements to bring our clients onto the next generation of the Advisor Workstation platform. This marked our commitment to a more iterative release of upgrades that will continue through 2021 and ensure that the user experience aligns to how our subscribers want to work.

Pricing for Morningstar Advisor Workstation varies based on the number of users, as well as the number of databases licensed and level of functionality. We charge fixed annual fees per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license.

Competitors for Morningstar Advisor Workstation include AdvisoryWorld (LPL Financial), YCharts, Riskalyze, ASI, Kwanti, and Financial Express outside of the U.S. Occasionally, broker/dealers also decide to build their own internal tools and attempt to bring their advisors’ practice management tools in-house.
In 2020, we estimate that our annual revenue renewal rate for Advisor Workstation was approximately 91%.

As of December 31, 2020, 187 companies held licenses for the enterprise version of Morningstar Advisor Workstation in the U.S.

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

Our main competitors in MRA are Financial Engines, Fidelity, and NextCapital. Companies that provide automated investment advice to consumers, such as Betterment and Wealthfront, are also attempting to break into employer-sponsored retirement markets.

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

Our main competitors in fiduciary services are Mesirow and Wilshire Associates, but we are starting to see growing competition from smaller players, such as LeafHouse Financial and IRON Financial. Broker/dealers are also looking to introduce their own fiduciary services in direct competition with record-keepers.

With our custom models, we offer two different services. We work with retirement plan record-keepers to design scalable solutions for their investment lineups, including target maturity models and risk-based models. We also provide custom model services direct to large plan sponsors, creating target date funds that are customized around a plan’s participant demographics and investment menus. For custom models, we often compete with retirement plan consultants. We also serve as a non-discretionary subadvisor and index provider for the Morningstar Lifetime Allocation Funds, a series of target-date CITs offered by UBS Asset Management to retirement plan sponsors. Retirement plan sponsors can select a conservative, moderate, or growth version of the glide path for the funds based on the needs of participants in the plan. For the Lifetime Allocation Funds, we compete with other providers of target-date funds.

In 2020, we expanded our relationships with eight key retirement RIA clients, giving us a total of 13 RIA clients signed on to use our Advisor Managed Accounts solution. We also launched Morningstar Plan Advantage with a large broker dealer in the fall of 2020.

Pricing for Workplace Solutions is generally asset-based and depends on several factors, including the level of services offered (including whether the services involve acting as a fiduciary under the Employee Retirement Income Security Act, or ERISA), the number of participants, the level of systems integration required, total assets under management or advisement, and the availability of competing products.

Sustainalytics

Sustainalytics provides ESG data, research, analysis and insights to institutional investors globally, covering equity and fixed income asset classes. Sustainalytics also serves issuers and banking institutions through its sustainable finance unit and is notably the world’s largest provider of green bond Second Party Opinions.
Morningstar acquired Sustainalytics on July 2, 2020 and intends to leverage its resources to support the integration of ESG data, research, and insights into products and services across Morningstar. This will entail providing ESG content, product development support, distribution strategies, market positioning and brand development. Together, Morningstar and Sustainalytics aim to elevate ESG throughout Morningstar’s product portfolio, helping investors of all types integrate ESG considerations into their decision-making. At the enterprise level, we’ll work together to develop and implement ESG best practices and embed sustainability into Morningstar’s corporate culture globally.

In 2020, we launched a number of new products including Impact Metrics, a data set of 40 metrics to aid investors with impact reporting, and Material Risk Engagement where, on behalf of investors, we leverage our ESG Risk Ratings to identify and engage with companies exhibiting materially high ESG risk. Our new Country Risk Ratings, designed for fixed income investors, measure the risk to a country’s long-term prosperity and economic development by assessing sustainably it is managing its wealth.

We also introduced an ESG Benchmarking service to help companies assess their ESG practices against peers and launched a new web site making our company level ESG Risk Ratings on 4,000 companies publicly available. Finally, Sustainalytics and Morningstar Equity Research worked together to implement a a globally consistent framework to capture ESG risk across over 1,500 stocks. Analysts will identify valuation-relevant risks for each company using Sustainalytics’ ESG Risk Ratings, which measure a company’s exposure to material ESG risks, then evaluate the probability those risks materialize and the associated valuation impact.

Sustainalytics operates on a subscription-based pricing model for its ESG research products, which supports recurring revenue. The Sustainable Finance Solutions unit deploys a model that combines one-time revenue with subscription-based recurring licensing revenue.

Major competitors for Sustainalytics include MSCI, FTSE Russell, Institutional Shareholder Services (ISS), S&P Global, Moody's, ecovadis, and Federated Hermes. While the traditional ESG research market has gone through aggressive consolidation, the market will continue to evolve as new entrants emerge and investors acquire ESG data from new distributors (for example, directly from stock exchanges). In fact, large asset managers like BlackRock, State Street, UBS, and JP Morgan are also investing heavily to build in-house ESG capabilities and greener products. New technologies, specifically AI-related, are making all of this easier by accelerating the sourcing and use of unstructured ESG data.

Morningstar.com

Our largest website, Morningstar.com, helps individual investors discover, evaluate, and monitor stocks, ETFs, and mutual funds; build and monitor portfolios; and monitor the markets. Revenue is generated from paid memberships through Morningstar Premium and Internet advertising sales.

Our Morningstar Premium offering is focused on bringing clarity and confidence to investment decisions. Members have access to proprietary Morningstar research, ratings, data, and tools, including analyst reports, portfolio management tools (such as Portfolio X-Ray), and stock and fund screeners. We offer Premium Membership services in Australia, Canada, Italy, the U.K., and the U.S.

Unlike many consumer-facing websites, Morningstar.com sells ad space directly to advertisers. This approach allows us to build meaningful relationships with our advertisers, and helps us protect the integrity of our brand. In our experience, advertisers continue to support Morningstar.com because of our commitment to transparency and clarity.

In 2020, we made various upgrades to the technology platform supporting Morningstar.com, which provide improved uptime, faster performance, and cost savings in maintaining the website. We also launched a beta version of a new portfolio management tool allowing users to connect held-away portfolios and have the investment holdings in those portfolios automatically connect to our proprietary research content.

We charge a monthly, annual, or multiyear subscription fee for Morningstar.com's Premium Membership service.

Morningstar.com primarily competes with trading platforms that concurrently offer research and investing advice, such as Fidelity, Schwab, and TD Ameritrade. Research sites, such as The Motley Fool, Seeking Alpha, and Zacks Investment Research, also compete with us for paid membership. In addition, free or “freemium” websites such as Yahoo Finance, Dow Jones/Marketwatch, The Wall Street Journal, Kiplinger, and TheStreet.com, all compete for the advertising dollars of entities wishing to reach an engaged audience of investors.

As of December 31, 2020, Morningstar.com had over 113,000 paid Premium members in the U.S. plus an additional 16,000 Premium members across other global markets.

Morningstar Indexes

We offer a broad range of indexes that can be used as performance benchmarks and for the purposes of creating investment products. Our indexes track major asset classes, including global equity, global fixed income, and multi-asset. We offer strategic beta indexes based on Morningstar’s proprietary research and sustainability indexes based on Sustainalytics data and research.

In 2020, several global asset managers launched low-cost investment vehicles tracking Morningstar’s beta indexes. In addition, products based on our strategic-beta indexes--which included sustainability, listed private equity, and indexes that draw upon our fundamental equity research—launched in the North America, Europe, and Australia. Also in 2020, we expanded our reach into the asset owner segment and licensed an ESG index for use in one of the largest gender-lens mandates.

Morningstar also launched a suite of multi-asset indexes tailored to match the risk tolerance of investors in the U.S., the U.K., Canada, and Europe. We created additional sustainability-focused index families, including Gender Diversity, Renewable Energy, and Corporate Bond Sustainability. In alignment with the Morningstar Style Box, we also launched a new U.S. Broad Style family that facilitates better benchmarking of various size and style dimensions of the U.S. equity market.

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

Major competitors for Morningstar Indexes include MSCI, FTSE Russell, S&P Dow Jones Indices (offered through S&P Global), and Bloomberg Indices.

Largest Customer

In 2020, our largest customer accounted for less than 2% of our consolidated revenue.

Acquisitions and Divestitures

Since our founding in 1984, we've supported our organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2020, we also completed 38 acquisitions to support our growth objectives. We acquired the Stable Value Fund database and index assets of Hueler Analytics in the first quarter of 2020, the financial planning provider PlanPlus Global during the second quarter of 2020, and Sustainalytics in the third quarter of 2020.

For more information about our acquisitions and divestitures, refer to Notes 8 and 9 of the Notes to our Consolidated Financial Statements.

International Operations

We conduct our business operations outside of the U.S. through wholly owned or majority-owned operating subsidiaries based in each of the following 28 countries: Australia, Brazil, Canada, Chile, Denmark, France, Germany, India, Italy, Japan, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China (both Hong Kong and the mainland), Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, UAE, and the U.K. See Note 6 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and assets from our business operations outside the U.S.

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

“Morningstar” and the Morningstar logo are both registered marks of Morningstar in the U.S. The table below includes some of the trademarks and service marks referenced in this report:

Morningstar® Advisor WorkstationSM	Morningstar® Plan AdvantageSM
Morningstar Analyst RatingTM	Morningstar® Portfolio X-Ray®
Morningstar® ByAllAccounts®	Morningstar Rating™
Morningstar® Data	Morningstar® Retirement ManagerSM
Morningstar DirectSM	Morningstar Style Box™
Morningstar® Enterprise Components	Morningstar Sustainability Rating™
Morningstar® Indexes	Morningstar.com®
Morningstar® Managed PortfoliosSM	PitchBook®
Morningstar Market BarometerSM	DBRS®
Morningstar Office CloudSM	Sustainalytics®

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

We maintain licensing agreements with most of our larger Morningstar operating companies around the world to allow them to access our intellectual property, including, without limitation, our products, trademarks, databases and content, technology, and know-how. We put these agreements in place to allow our operating companies to both market standard Morningstar products and services in their operating territories and to develop and sell territory-specific variants of those products under the Morningstar name in their specific territories.

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

Competitive Landscape

The economic and financial information industry includes a few large firms, as well as numerous smaller companies, including startup firms. Some of our main competitors include Bloomberg, S&P Global, Thomson Reuters, Moody's, and Fitch. These companies have financial resources that are significantly greater than ours. We also compete with a variety of other companies in specific areas of our business. We discuss some of the key competitors in each area in the Major Products and Services section of this report.

We believe the most important competitive factors in our industry are brand and reputation, data accuracy and quality, technology, breadth of data coverage, quality of investment and credit research and analytics, design, product reliability, and value of the products and services provided.

Research and Development

A key aspect of our growth strategy is to expand our investment and credit research capabilities and enhance our existing products and services. We strive to adopt new technology that can improve our products and services. As a general practice, we manage our own websites and build our own software rather than relying on outside vendors. This allows us to control our technology development and better manage costs, enabling us to respond quickly to market changes and to meet customer needs efficiently. As of December 31, 2020, our technology team consisted of approximately 1,700 programmers and technology and infrastructure professionals.

Government Regulation

In addition to generally applicable laws and regulations, certain subsidiaries of Morningstar engage in lines of business or other activities that subject them to various laws and regulations specific to those businesses or activities. These laws and regulations are primarily designed to protect investors and are most pervasive in our credit rating, investment management, and investment research businesses. Regulatory bodies or agencies that regulate our credit rating and investment adviser and research subsidiaries often have broad administrative powers, including the power to prohibit or restrict the subsidiary or persons connected with the subsidiary from carrying out business if it or they fail to comply with such laws and regulations or to impose censures, fines, or remedial undertakings as a result of such noncompliance. The rules governing the regulation of these subsidiaries are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is subject to change based on future legislative, enforcement, and examination activities. Additional legislation and regulations, including those not directly tied to regulated activities (e.g., privacy and cybersecurity), or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability.

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

Three of our subsidiaries, Morningstar Investment Management LLC (Morningstar Investment Management), Morningstar Investment Services LLC, and Morningstar Research Services LLC, are registered as investment advisors with the SEC under the Investment Advisers Act of 1940 (Advisers Act). As Registered Investment Advisors, these companies are subject to the requirements and regulations of the Advisers Act, including certain fiduciary duties to clients. The fiduciary duties of a Registered Investment Adviser to its clients include an obligation of good faith and full and fair disclosure of all facts material to the client’s engagement of the advisor, an obligation to provide investment advice suitable for the particular client, an obligation to have a reasonable, independent basis for investment recommendations, an obligation when directing client brokerage transactions to seek the best execution thereof, and an obligation to vote client proxies in the best interests of the client. Other requirements primarily relate to record-keeping and reporting, as well as general anti-fraud prohibitions. As Registered Investment Advisors, these subsidiaries are subject to examination by the SEC, which may include an on-site examination.

Morningstar Funds Trust (the Trust) is an open-end management investment company under the Investment Company Act of 1940, as amended (Investment Company Act). Morningstar Investment Management serves as the sponsor and investment advisor of the Trust, and therefore, is subject to the requirements of the Investment Company Act. These requirements relate primarily to record-keeping, reporting, standards of care, valuation, and distribution. As sponsor and investment advisor to the Trust, Morningstar Investment Management is subject to examinations by the SEC, which may include on-site examinations.

Connected with the Trust, Morningstar Investment Management is registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator (CPO) and a member of the National Futures Association (NFA). As such, Morningstar Investment Management is subject to the requirements and regulations applicable to CPOs under the Commodity Exchange Act. These requirements primarily relate to record-keeping and reporting. As a CPO, Morningstar Investment Management is subject to examinations for the NFA and/or the U.S. Commodity Futures Trading Commission, which may include on-site examinations.

In cases where these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under ERISA. As fiduciaries under ERISA, they have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

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

Australia

Morningstar Australasia Pty Limited and Morningstar Investment Management Australia Limited are subsidiaries that provide financial information services and advice in Australia. They are registered under an Australian Financial Services license and subject to oversight by the Australian Securities and Investments Commission (ASIC). This license requires them to maintain positive net asset levels and minimum capital requirements, and to comply with the audit requirements of the ASIC.

United Kingdom

Morningstar Investment Management Europe Limited is authorized and regulated by the U.K. Financial Conduct Authority (FCA) to provide financial services commensurate with the regulatory permissions afforded. Those regulatory permissions allow Morningstar Investment Management Europe Limited to advise, arrange, deal and manage investments for professional and eligible counterparty clients across a range of investment instruments including shares, debt securities and units in collective investment schemes. The related services are delivered through the managed portfolios, manager selection, segregated mandates and U.K. authorized fund offerings, predominantly to U.K. domiciled clients and investors. As an authorized firm, Morningstar Investment Management Europe Limited is subject to the applicable requirements and regulations, as defined in the FCA Handbook of rules and guidance.

European Union

Pending final authorization, Morningstar Investment Consulting France SAS has received provisional approval for categorization as a Markets in Financial Instruments Directive (MiFID) investment firm. Once final authorization is received, Morningstar Investment Consulting France SAS will be able to provide investment advice regarding shares, debt securities and units, or shares, of collective investment undertakings to financial institutions throughout the European Union (EU). Final authorization is expected once a number of related conditions are met.

Morningstar Investment Consulting France SAS remains registered as a conseiller en investissement financier (CIF) providing only non-discretionary investment advisory services to French domiciled financial institutions. As a CIF, Morningstar Investment Consulting France SAS does not currently benefit from MiFID passport rights (i.e., the ability to provide investment advisory services outside of one’s home country).

Furthermore, Morningstar, Inc. is authorized in accordance with the EU Benchmarks Regulation to act as a third country benchmark administrator within the EU on a recognition basis. Morningstar Investment Management Europe Limited has been appointed the legal representative for this arrangement. Consequently, Morningstar Investment Management Europe Limited provides the necessary support and oversight, pursuant to this appointment.

Sustainalytics has not, to date, been deemed subject to the Benchmark Regulation. As regulation in this area and ESG products and services continue to evolve, potential for falling under scope will continue to be assessed.

Other Regions

We have a variety of other entities (including in Canada, France, Hong Kong, India, Japan, Singapore, and South Africa) that are registered with their respective regulatory bodies; however, the amount of business conducted by these entities related to the registration is relatively small to date.

Credit Ratings

United States

DBRS Morningstar’s U.S. credit rating entity, DBRS, Inc., is registered with the SEC as a Nationally Recognized Statistical Rating Organization (NRSRO) and is authorized to rate classes of credit ratings in structured finance instruments, corporate credit issuers, sovereign entities, insurance companies, and financial institutions. As an NRSRO, DBRS, Inc. is subject to certain requirements and regulations under the Exchange Act. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, DBRS, Inc. is subject to annual examination by the SEC. DBRS, Inc.’s affiliated rating agencies, DBRS Limited, DBRS Ratings Limited, and DBRS Ratings GmbH, are each also registered with the SEC as credit rating affiliates of DBRS, Inc.

Canada

DBRS Morningstar’s Canadian credit rating entity, DBRS Limited, is designated as a Designated Rating Organization (DRO) in Canada with the Ontario Securities Commission (OSC) as its principal regulator. DBRS Limited provides independent credit rating services in structured finance instruments, corporate credit issuers, governments, insurance companies, and financial institutions. As a DRO, DBRS Limited is subject to certain requirements and regulations under National Instrument 25-101. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest. As part of its DRO registration, DBRS Limited is subject to examination by the OSC. DBRS Limited’s affiliated rating agencies, DBRS, Inc., DBRS Limited, DBRS Ratings Limited, and DBRS Ratings GmbH, are each also registered in Canada as DRO affiliates.

United Kingdom

DBRS Morningstar’s credit rating entity located in the U.K., DBRS Ratings Limited, is registered with, and regulated, by the FCA as a credit rating agency. DBRS Ratings Limited provides independent credit rating services in sovereign and public finance, structured finance, and corporate finance, including financial institutions, corporate credit issuers, and insurance undertakings. As a registered credit rating agency, DBRS Ratings Limited is subject to certain requirements under the U.K. regulations governing credit rating agencies. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest.

European Union

DBRS Morningstar operates in the EU primarily through DBRS Ratings GmbH in Germany, which together with its branch in Spain, is registered with the European Securities and Markets Authority (ESMA) as a credit rating agency. DBRS Ratings GmbH is registered to provide independent credit rating services in sovereign and public finance, structured finance, and corporate finance, including financial institutions, corporate credit issuers, and insurance undertakings. As a registered credit rating agency, DBRS Ratings GmbH is subject to certain requirements under Regulation (EC) No 1060/2009, as amended. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest.

Information about our Executive Officers

As of February 26, 2021, we had five executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	64	Executive Chairman and Chairman of the Board
Kunal Kapoor	45	Chief Executive Officer
Jason Dubinsky	47	Chief Financial Officer
Bevin Desmond	54	Head of Talent and Culture
Danny Dunn	45	Chief Revenue Officer

Joe Mansueto

Joe Mansueto founded Morningstar in 1984 and served as our chief executive officer from 1984 to 1996 and again from 2000 to 2016. In 2017, he became executive chairman. In September 2019, Mansueto became owner and chairman of Chicago Fire FC, an American professional soccer franchise. Mansueto has served on Morningstar’s board of directors since the Company’s inception.

Under Mansueto's leadership, Morningstar was named twice to Fortune magazine’s “100 Best Companies to Work For” list. The Chicago Tribune recognized Morningstar as one of the top 100 workplaces in the Chicago area on three separate occasions under Mansueto’s leadership, and Crain’s Chicago Business listed Morningstar in its Fast Fifty feature four times. While Mansueto was CEO, Morningstar won the AIGA Chicago Chapter Corporate Design Leadership Award, which recognizes forward-thinking organizations that have advanced design by promoting it as a meaningful business policy.

In December 2016, InvestmentNews named Mansueto to its list of 20 Icons & Innovators. MutualFundWire.com recognized Mansueto as one of the 10 most influential individuals in the mutual fund industry in 2015, and he was the recipient of Plansponsor’s Lifetime Achievement Award in 2013. Mansueto has received the Tiburon CEO Summit award, MutualFundWire.com named him ninth on its list of the 100 Most Influential People of the year, and Chicago magazine listed Mansueto among its top 40 Chicago pioneers over the past four decades. SmartMoney magazine recognized Mansueto in the “SmartMoney Power 30,” its annual list of the 30 most powerful forces in business and finance. He has also received the Distinguished Entrepreneurial Alumnus Award from The University of Chicago Booth School of Business.

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

Since joining Morningstar in 1997 as a data analyst, Kapoor has held a variety of roles at the firm, including leadership positions in research and innovation. He served as director of mutual fund research and was part of the team that launched Morningstar Investment Services, Inc., before moving on to other roles, including director of business strategy for international operations, and later, president and chief investment officer of Morningstar Investment Services. During his tenure, he also led Morningstar.com and the firm’s data business, as well as its global products and client solutions group.

Kapoor holds a bachelor’s degree in economics and environmental policy from Monmouth College and a master’s degree in business administration from The University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst® designation, is a member of the CFA Society of Chicago, served on the board of PitchBook, prior to its acquisition by Morningstar in late 2016, and currently serves on the board of Wealth Enhancement Group, a privately-owned wealth management firm. Kapoor is also a member of the board of trustees of The Nature Conservancy in Illinois. In 2010, Crain’s Chicago Business named him to its annual 40 Under 40 class, a list that includes professionals from a variety of industries who are contributing to Chicago’s business, civic, and philanthropic landscape.

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

Bevin Desmond

Bevin Desmond is head of talent and culture, a role she has held since 2010. She is responsible for overseeing talent and culture for all of Morningstar’s global operations. She also oversees Morningstar’s data and development centers.

Desmond joined Morningstar in 1993 and was one of three employees who started the company’s international business in the late 1990s. From 1999 to 2000, she served as manager of all international ventures. From 2000 to 2008, Desmond was president of Morningstar’s international operations while also serving as president of institutional software. Previously, Desmond was head of international operations from 2001 until 2010 – from 2010 to 2017, she held the role of head of global markets in tandem with her role as head of talent & culture.

Desmond also sits on the Morningstar Japan K.K. (MJKK) board of directors and the Skills for Chicagoland's Future board of directors. She was named one of Crain’s Notable Women Over 50 in both 2019 and 2020, and she holds a bachelor's degree in psychology from St. Mary’s College.

Danny Dunn

Danny Dunn is chief revenue officer for Morningstar. He is responsible for sales, customer success, support services, demand generation, and field operations for the firm globally.

Before joining Morningstar in 2016, Dunn was vice president of the Midwest Enterprise business unit for IBM, a global information technology firm. He was responsible for marketing, sales, client services, and channels for the complete IBM portfolio, including Cloud, Software, Analytics, Services, and Systems in the region. Prior to that, he held a number of different executive leadership roles of increasing responsibility in the marketing, sales and services functions of the company. Before joining IBM in 2007, he led sales, account management, and client service at Neology, a software and technology solutions subsidiary of SmithBucklin Corp.

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

Company Information

We were incorporated in Illinois on May 16, 1984. Our corporate headquarters is located at 22 West Washington Street, Chicago, Illinois, 60602.

We maintain a corporate website at http://www.morningstar.com/company. Shareholders and other interested parties may access our investor relations website at http://shareholders.morningstar.com, which we use as a primary channel for disclosing key information to our investors, some of which may contain material and previously non-public information. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these documents are available free of charge on this site as soon as reasonably practicable after the reports are filed with or furnished to the SEC. We also post quarterly press releases on our financial results and other documents containing additional information related to Morningstar on this site. We provide this website and the information contained in or connected to it for informational purposes only. That information is not part of this report.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below and all of the other information included in this report when deciding whether to invest in our common stock or otherwise evaluating our business. If any of the following risks or uncertainties materialize, our business, financial condition, or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to Our Business and Industry

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be harmed by allegations made about possible conflicts of interest, by other negative publicity or media reports, or by adverse outcomes in regulatory proceedings.

We believe that our brand is well recognized and highly regarded at both a corporate and product level among key decision makers at purchasers and users of our products and services. We also believe independence is at the core of our brand and business, and our reputation is one of our greatest corporate assets. We rely on our reputation for integrity and high-caliber products and services as a competitive advantage. Any failure to uphold our high ethical standards and ensure that our customers have a consistently positive experience with us could damage our reputation, either as an objective, honest, and credible source for investment and credit research and information or as a trusted solutions provider to our asset management and investment advisory customers, or both. Our ESG offerings insert Morningstar very publicly into the debate over a variety of non-financial issues around the environment, social concerns, and corporate governance, and our position as a leading source of ESG research and opinions may cause proponents of various causes to demand that we publicly take stands on a variety of controversial topics not directly related to our corporate mission. Allegations of improper conduct, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity or media reports about Morningstar, whether valid or not, may harm our reputation and damage our business. In addition, any failures by us to continue to instill effectively in our employees the non-negotiable expectation of independence and integrity may devalue our reputation over time. Morningstar’s corporate culture and reputation contribute to our ability to attract and retain talent, and reputational damage could negatively affect both our hiring and employee retention.

As our business has evolved, we have entered lines of business and business arrangements that may give rise to allegations of conflicts of interest or perceived failures of our independence. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered by our institutional clients. While we don’t charge asset management firms for their products to be rated, we do charge licensing fees for the use of our ratings. We also provide investment advisory and investment management services, including through our own series of mutual funds, which exposes us to the claim that we are acting as both a referee and a player in the investment management industry. In our credit rating business, which we significantly expanded through the purchase of DBRS, we are participants in an issuer-pay business model under which we receive payments from issuers for our credit ratings rather than from the investors who consume such ratings. An issuer pay model also applies to Sustainalytics’ Sustainable Finance Solutions business unit products and services. These payments may create the perception that our credit ratings and research are not independently determined or reliable. We evaluate the potential impact of ESG factors on other companies and risk a claim of hypocrisy if we take or fail to take corporate actions that are or seem inconsistent with our view of best corporate practices.

Our business expansion has also resulted in greater exposure to governmental regulation across our product lines. In some cases, such as with respect to our credit ratings business, interactions with regulators are extensive and continuous, raising the risk that they may result in enforcement investigations and proceedings. To the extent any of those investigations or proceedings result in a finding of misconduct or noncompliance, they could pose a significant reputational risk to us and negatively impact our business.

Our reputation may also be harmed by factors outside of our control, such as news reports about our clients, consultants, or partners or adverse publicity about certain investment and ratings products. Our reputation could also suffer if we fail to perform competitively in our investment management offerings.

Prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy may impact our results, resulting in lower revenue from asset-based fees and credit ratings business, as well as other parts of our business to a lesser extent.

Our business results are partly driven by factors outside of our control, including general economic and financial market trends. Any unfavorable changes in the market environment in which we operate could cause a corresponding negative effect on our business results. As a result, we may experience lower revenue, operating income, and other financial results in the event of a market downturn.

For our licensed-based businesses, many of our customers are asset-management firms and other financial-services companies, which are also subject to external trends and changes. For example, the financial crisis of 2008 and 2009 led to sustained spending cutbacks among many of the companies to which we sell. Some institutional clients implemented additional review processes for new contracts or started providing certain services, such as investment management, in-house rather than hiring outside service providers. There is currently uncertainty regarding the duration and long-term economic and societal consequences of the COVID-19 pandemic, as well as the effects of unprecedented levels of fiscal and monetary stimulus, which may cause clients to modify spending decisions. Consolidation in the financial services sector has in the past, and may in the future, reduce the number of potential clients for our products and services. These trends could impact demand for our products and services or change the financial services landscape in which we operate.

Many companies in the financial services industry have also been subject to increasing government regulation and pressure to reduce fees. In turn, many of these firms have sought to reduce their operating costs by working with fewer service providers and/or negotiating lower fees for services they purchase.

Our PitchBook business may also be subject to cyclical trends specific to the private capital markets. Many of PitchBook's clients are investment banks and other participants in the capital and M&A markets, which are subject to periodic business downturns driven by changes in such markets. During these downturns, they often seek to reduce spending on third-party services, as well as the number of employees, which would directly affect the number of prospective clients for PitchBook. As a data and research provider focusing on the private capital markets (including venture capital, private equity, and M&A), PitchBook may also be subject to volatility based on the amount of activity and market interest in these areas.

The amount of asset-based revenue we earn primarily depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease along with trends in market performance. Our revenue from asset-based fees may be adversely affected by market declines, cash outflows from portfolios that we help manage, and the industrywide trend toward lower asset-based fees. Concerns about asset price bubbles, in particular in equities, have proliferated as the performance of the stock market appears disconnected from the real economy where the COVID-19 pandemic has had a greater negative impact on employment, spending, and general consumer economic activity.

Asset levels can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. A drop in net inflows or an increase in redemptions can result from a variety of factors, including overall market conditions and volatility or uncompetitive investment performance. If the level of assets on which we provide investment advisory or investment management services goes down, we expect our fee-based revenue to show a corresponding decline.

Our largest transaction-based business, the credit rating business, can be severely impacted by volatility in U.S. and international financial markets due to its dependence on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdowns have in the past negatively impacted, and may in the future negatively impact, the volume of debt securities issued in global capital markets and the demand for credit ratings.

Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, increasing inflation, declining growth, currency devaluations, or other adverse economic trends, reduce the number and value of debt issuances for which we provide credit ratings services and thereby adversely affect the fees we earn in our credit ratings business. Future debt issuances also could be negatively affected by increases in interest rates, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Our ability to reduce costs in the event of such adverse developments can be negatively impacted by, among other things, our obligations to monitor and maintain outstanding ratings. Declines or other changes in the markets for debt securities may materially and adversely affect our business, operating results, and financial condition.

Our transactional business results may also be hurt by negative trends in Internet advertising sales. Many advertisers have shifted some of their advertising spend to programmatic buying platforms that target users on other sites, which has from time to time had a negative effect on advertising revenue for our website for individual investors, Morningstar.com. The reliance on virtual events as the COVID-19 pandemic restricted large gatherings during 2020 impacted our financial results for our Morningstar-sponsored investor conferences around the world. We are uncertain whether these trends will continue.

Failing to differentiate our products and services and continuously create innovative, proprietary and insightful financial technology solutions may harm our competitive position and business results.

Our core competencies are around data and research, technology, and design. Morningstar deploys each of these to create unique intellectual property, products, and solutions that clearly convey complex investment information to investors of all kinds. Morningstar offers a suite of solutions that serve individuals, financial advisors, asset managers, retirement plan providers and sponsors, and institutional investors in the private capital markets. Morningstar also applies its long-term investing philosophy to managing assets for clients. Our customers have access to a wide selection of investment data, fundamental equity research, manager research, credit ratings, private capital markets research, and ESG data and research, directly on Morningstar’s proprietary desktop or web-based software platforms, or through subscriptions, data feeds, and third-party distributors. Our financial technology solutions also allow advisors to serve investors at all stages of the investing process. Morningstar’s managed portfolio offerings help advisors outsource investment selection and asset allocation through proprietary portfolio strategies based on Morningstar’s valuation-driven, fundamentals-based approach to investing. Applying its expertise in asset allocation, investment selection, and portfolio construction, our global investment team creates long-term investment strategies built on Morningstar’s data and ratings. We also help retirement plan sponsors build high-quality savings programs for employees. The breadth and depth of our service offerings set us apart from our competitors, which is a significant competitive advantage.

If we fail to continuously innovate and develop new research, methodologies, content or software to meet the needs of our customers, our competitive position and business results may suffer. In addition, our reputation could be harmed if we’re perceived as not moving quickly enough to meet the changing needs of investors or their financial advisors. These changing needs include a greater reliance on goals-based investing, the increased use of asset allocation portfolio models, and a significant emphasis on financial planning. Clients may also delay purchases of our currently offered research tools and software in anticipation of us offering new products or enhanced versions of existing products. Our competitive position and business results may also suffer if other companies are able to successfully introduce innovative, proprietary research tools and software that gain attention from our clients. We believe lower technology costs, the growth of open software platforms, and cloud computing technologies have lowered the barriers to entry for new competitors, making it easier for new players to enter the market. Smaller companies, including startup firms funded by private equity and venture capital, may be able to move more quickly than us to develop data sets, research, tools, and advisor software platforms that gain a wide following.

In addition, the value of our products and services may be negatively affected by the increasing amount of information and tools that are available for free, or at low cost, through Internet sources or other low-cost delivery systems, and by the ability of machine learning and other artificial intelligence systems to process and organize large data sets. Regulations, such as the SEC’s requirement that registered investment companies report their fund portfolio holdings publicly on Form N-PORT, may reduce demand for some of our data sets or make them more easily replicable. Although we believe our products and services contain value-added features and functionality that deeply embed them in our customers’ workflows, such developments may over time reduce the demand for, or customers’ willingness to pay for, certain of our products and services.

If we fail to introduce innovative, proprietary research tools and frameworks or financial advisor software, we may not generate enough interest from potential clients to win new business. Consolidation within the financial services industry has provided our competitors resources to expand into adjacent business lines, often using our data in innovative ways or focusing on different client types or use cases. We cannot guarantee that we will successfully develop new product features and tools that differentiate our product offerings from those of our competitors.

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

Our results could suffer if fee compression within the asset and wealth management sectors continues, or if the financial industry continues to meaningfully consolidate.

Part of our growth since 1984 can be attributed to favorable industry trends as investors and their financial advisors embraced the need for complete, accurate, and timely research and data on investable securities. A significant portion of our research has historically focused on actively managed, equity-related funds. In 2019, the portion of assets invested in passively managed U.S. equity funds surpassed the assets invested in actively managed U.S. equity funds for the first time. Passively managed portfolios generally charge lower management fees than active strategies and lower management fees are a significant factor in investment recommendations of financial advisors and plan sponsors attempting to fulfill their fiduciary duties. However, the ascendance of passive strategies may affect both the profitability of asset managers, on whose success we in part depend, and the perceived value of our research regarding such strategies. In addition, the change in financial advisor activity away from security selection to goals-based asset allocation and portfolio construction and the increasing use of model portfolios, as well as the growth of online wealth management tools that provide automated, algorithm-based portfolio management advice, sometimes called robo-advice, may further reduce demand for our security-specific data and analyst research. In addition, as fee compression continues to affect recordkeepers, asset managers, and financial advisors, these customers for our software solutions and investment management and retirement solutions may seek price reductions and product enhancements to offset the effects of such compression on their businesses.

The growth of the mutual fund industry is also being affected by merger and acquisition activity within the asset management industry and brokerage and custodial distribution platforms, the pruning by some mutual fund and ETF platforms of the number of funds available for purchase, and the continuing impacts of regulation. This consolidation reduces the number of asset managers and platforms offering mutual funds and ETFs, reducing the number of potential customers in our traditional client base and increasing their relative bargaining power. With respect to regulation, the Markets in Financial Instruments Directive (MiFID II) in the EU, which requires that asset managers pay banks and brokers for investment research, has presented us with new business opportunities, but has also caused some of our clients to adapt their business practices and pricing models significantly to reflect or avoid these new costs, which may adversely affect their demand for our services. Industry consolidation also may reduce demand for our software products that support financial advisers and also gives the combined entities additional pricing power with respect to some of our investment products like Retirement Managed Accounts.

In addition, consolidation throughout the financial services industry among custodians, registered investment advisers, discount brokers, and record keepers provides surviving companies scale and resources to expand into adjacent service offerings which may compete with ours. For example, we have seen asset managers roll out model portfolios that compete with our managed portfolio offering. This trend requires us to continually expand and customize our service offerings and ensure that our products remain seamlessly integrated with our customers’ business processes and technology.

Prolonged downturns, sustained volatility in the financial markets, or a lack of investor confidence could reduce investor interest and investment activity and decrease demand for our software, data, and analyst research products. Intermittent volatility that reduces issuance or increased investor interest in other investment vehicles can put negative pressure on our credit ratings and investment management businesses.

Our acquisitions and other investments may not produce the results we anticipate.

We have completed numerous acquisitions over the past 10 years, and we intend to continue to pursue selective acquisitions to support our business strategy. However, there can be no assurance we can identify suitable acquisition candidates at acceptable prices. In addition, each acquisition presents potential challenges and risks. We may not achieve the growth targets that we established for the acquired business at the time of the acquisition. The process of integration may require more resources than we expected or present challenges that were not foreseen.

We may assume unintended liabilities or experience operating difficulties or costs that we did not forecast. We may also fail to retain key personnel of the acquired business, which would make it difficult to follow through on our operating goals for the business. If an acquisition does not generate the results we anticipate, it could have a material adverse effect on our business, financial condition, and results of operations.

We also have, and intend to continue to make, various investments in companies where we do not have or obtain a controlling interest. Such investments are motivated both by their prospective financial return and the access they give us to certain new technologies, products, business ideas, and management teams. While we obtain various rights in connection with such investments, the future value of such investments is highly dependent on the management skill of the managers of those companies.

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

Risks Related to Legal and Regulatory Matters

Our investment management operations may subject us to liability for any losses that result from a breach of our fiduciary duties or a failure to comply with our duties to clients under applicable securities laws.

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

In addition, in cases where these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under ERISA. As fiduciaries under ERISA, they have obligations to act in the best interest of their clients. They also have duties of loyalty and prudence, as well as duties to diversify investments and to follow plan documents to comply with the applicable portions of ERISA.

Our subsidiaries outside the U.S. that have investment advisory operations are subject to similar requirements.

We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement advice and managed retirement accounts. In some of our retirement contracts, we act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. We also provide a managed account service for retirement plan participants who elect to have their accounts managed by our programs. Such activities have been the subject of increasing class action litigation in recent years. For example, in 2017, a participant in a pension plan filed a putative class action proceeding against us alleging that we, together with other defendant parties, violated the Racketeer Influenced and Corrupt Organizations Act by allegedly engaging in actions to steer plan participants into high-cost investments that pay unwarranted fees to the defendants. Our motion to dismiss that proceeding was granted, but there can be no assurance that other putative class action proceedings based on the same or other legal theories may not be brought against us in different contexts or, if brought, will be successfully dismissed. We could face substantial liabilities related to our management of assets in our managed retirement accounts.

We rely on automated investment technology for our retirement advice and managed retirement accounts services. The Wealth Forecasting Engine is our core advice and managed accounts engine that determines appropriate asset allocations for retirement plan participants and assigns individuals to portfolios. We also rely on automated portfolio construction tools. As these become more interconnected with other product offerings, including the technology of clients and other third parties, the increasing complexity of the technology requires more expertise and efforts to manage and test. Problems could arise if these programs do not work as intended, particularly if we failed to detect program errors over an extended period and are found to be a breach of our fiduciary duty or applicable law.

We seek to constantly innovate and improve our retirement services offering, and in doing so, we regularly release new versions of the technology and update our methodology. Additional customer support may be needed to ensure that clients implement the new versions and updates properly and understand the implications for their plan participants. If we make an error, we may be subject to potentially large liabilities for make-whole payments and/or litigation. We cannot quantify the potential size of these liabilities with any level of precision.

In addition, we may face other legal liabilities based on other theories of liability relating to various substantive requirements of the Advisers Act and other federal and state securities laws, even in the absence of an actual or claimed breach of fiduciary duty. We could face substantial liabilities related to the investment advisory and management services we provide.

Compliance failures, regulatory action, or changes in laws applicable to our credit ratings operations, investment advisory, ESG and index businesses could adversely affect our business.

DBRS Morningstar, our credit ratings business, operates in a highly regulated environment in Canada, the U.S., the U.K., and the EU. The laws and regulations governing credit ratings impose substantial ongoing compliance obligations and costs and subject DBRS Morningstar to regular regulatory examinations and occasional investigations, relating to the company itself or sometimes to the credit ratings industry as a whole. In operating under these laws and regulations, DBRS Morningstar can experience good faith uncertainty over the scope, interpretation, and administration of such laws and regulations. In addition, differences between the laws and rules governing credit rating agencies in Canada, the U.S., the U.K., and the EU can result in inconsistent regulatory requirements that it may not be possible to fully reconcile in a cost-efficient manner for a credit rating agency of DBRS Morningstar's size.

New laws, regulations and regulatory implementation guidance may also affect the day-to-day operation of the business of DBRS Morningstar, its customers, and users of its credit ratings, including by imposing new or expanded requirements on such matters as communications with issuers as part of the rating assignment process, the manner in which DBRS Morningstar’s ratings are developed and communicated, the manner in which customers may use credit ratings, and other aspects of the business model for credit rating agencies. Failures by DBRS Morningstar could lead to fines, settlements, and/or temporary or permanent operating restrictions. Further, many aspects of credit ratings agency policies and practices and their compliance with applicable law, regulations, contracts and license arrangements are not the subject of definitive regulatory guidance or case law.

Our investment management operations are subject to complex securities laws and other laws in multiple jurisdictions. The activities of our investment advisory operations in the U.S. are subject to provisions of the Advisers Act, ERISA, and, in the case of our advisory relationship with the Morningstar Funds Trust, the Investment Company Act of 1940 and the Commodity Exchange Act. In addition, Morningstar Investment Services is a broker/dealer registered under the Exchange Act and is subject to the rules of FINRA. If we fail to comply with securities laws and other regulatory requirements, we may be subject to fines or other events that could have a negative effect on our business.

We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the U.S. In preparation for the end of the transition period following the U.K.’s exit from the EU, we restructured our European investment management operations. While we have been conditionally granted authorization for our French investment advisory subsidiary to continue to provide investment advisory services to those EU institutional clients previously serviced by our U.K. based investment advisory subsidiary, this process has been time consuming and has resulted in increased costs and duplication of functions. Furthermore, as there has not been an “equivalence” determination in terms of applicable regulations in the U.K. and the EU following Brexit, we anticipate ongoing costs to monitor and comply with potentially diverging legal and regulatory developments in each jurisdiction.

The Morningstar Funds Trust, a registered open-end mutual fund for which Morningstar Investment Management acts as investment advisor under an investment management agreement. The independent Board of Trustees of the Morningstar Funds Trust must annually approve the terms of the investment management agreement (including fees) and can terminate the agreement upon 60-days' notice. If we are no longer able to satisfy the Board of Trustees of our effective management of the Morningstar Funds Trust, the Board has authority to lower the fees that we receive or terminate our contract, which could have a material adverse effect on the revenues and net income of our investment advisory services.

Our Sustainalytics business could be negatively affected by increased regulation of ESG research and data. To date, regulatory activity, principally in the EU, has focused on new ESG disclosure requirements for publicly traded companies, and rules relating to the design, delivery and sale of financial services and products using ESG labels. Sustainalytics as a research and data provider has not been affected directly by this regulation. However, certain European regulators have proposed new legislation that would grant the European securities regulator, ESMA, supervisory powers over ESG data providers. ESG data providers would be required to disclose the sources of their data, their data collection processes, how missing data is estimated, and their data quality controls, among other things. ESG data providers would have to detail their governance and internal controls, their compliance practices for managing conflicts of interest, and their review functions for monitoring methodologies, models and key rating assumptions. The proposed regulation would require consistency of fees to ensure that the provision of sustainability-related products/services are not discriminatory. Such a regulatory regime could impose significant compliance burdens and costs on Sustainalytics and, as with all new regulation, could be subject to ambiguous interpretation that could result in inadvertent noncompliance. Furthermore, as our Sustainalytics business operates globally and we look to integrate ESG factors throughout our products, we may be subject to future regulation in multiple jurisdictions, which may be inconsistent.

Our index business could be negatively affected by increased regulation of benchmarks generally, which could increase the costs and risks of producing and administering indexes. For example, ESMA has proposed that it be granted the authority to require benchmark administrators to modify their benchmarks. Such regulations may discourage market participants from continuing to use, administer, or contribute to indexes, trigger changes in the rules or methodologies relating indexes, and/or lead to declining demand for indexes.

The laws, rules, and regulations, and their interpretations, applicable to our business may change in the future, and we may not be able to comply with these changes without extensive changes to our business practices. In the recent past, the scope and pace of global regulatory change has both increased and involved shorter compliance time frames, which has increased both the risk that we will properly identify and respond to regulatory changes applicable to our operations and the risk that we will implement such changes on a timely and complete basis. Regulations aimed at increasing transparency for investors or providing individuals greater control over their own data may devalue the investments we have made in our data sets or reduce their use cases. In addition, the broad scope of our business operations makes it more difficult to monitor areas that may be subject to regulatory and compliance risk. Developments, such as the National Security Law in Hong Kong which reduce press freedoms could impact the safety of our local employees and ultimately cause us to discontinue operations in that jurisdiction. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing certain products and services in the future, which could adversely affect our business.

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

Risks Related to Our Information Technology and Security

We could face significant reputational and financial consequences relating to cybersecurity and the protection of confidential information, including personal information about individuals.

Our business requires that we securely collect, process, store, and transmit confidential information, including personal information, relating to our operations, customers, employees, and other third parties. We continuously invest in systems, processes, controls, and other security measures to guard against the risk of improper access to or release of such information. However, these measures do not guarantee absolute security, and improper access to or release of confidential information may still occur through employee error or malfeasance, system error, other inadvertent release, failure to properly purge and protect data, or cyberattack. Furthermore, these security measures are less effective in situations where employees are utilizing personal devices and home networks while working remotely.

We may suffer malicious attacks by individuals or groups (including those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property) seeking to attack our products and services or penetrate our network infrastructure to gain access to confidential information, including personal information, or to launch or coordinate distributed denial of service attacks. While we have dedicated resources responsible for maintaining appropriate levels of cybersecurity and implemented systems and processes intended to help identify cyberattacks and protect and remediate our network infrastructure, these attacks have become increasingly frequent, sophisticated, and difficult to detect. Our measures may not be adequate for all eventualities and may be vulnerable to circumvention of security systems, denial of service attacks or other cyberattacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, employee or vendor malfeasance, social engineering, physical breaches or other malicious actions.

We may also be impacted by a cyberattack targeting one of our vendors or within our technology supply chain or infrastructure. Recent well-publicized security breaches at government agencies and other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of customers, vendors, and service providers. Our information technology systems interact with those of customers, vendors, and service providers and collect an increasing amount of data as we expand our product and service offerings, for example in financial planning. Our contracts with those parties typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor the security measures of all our customers, vendors, and service providers. These risks may be heightened in connection with employees working from remote work environments occasioned by the COVID-19 pandemic as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In a number of cases, our customers build and host their own web applications and access our solutions through our APIs. In these cases, additional risks reside in the customer’s system with respect to security and preventive controls. As a result, inadequacies of our customers’ security technologies and practices may only be detected after a security breach has occurred.

Any failure to safeguard confidential information or any material cybersecurity failures or incidents in our systems (or the systems of a customer, vendor, or service provider which stores or processes confidential information for which we are responsible) could cause us to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation, or financial losses and increased expenses related to addressing or mitigating the risks associated with any such material failures or incidents.

In addition to the risks above related to general confidential information, we may also be subject to specific obligations relating to personal information and personal financial information. Our products and websites in certain cases collect, store, process, and transmit personal information about an individual, including personally identifiable information and personal financial information such as portfolio holdings, account numbers, and credit card information. Our business also operates across national borders and routinely moves personal information from one jurisdiction to another. We and our customers are often subject to federal, state, and foreign laws relating to privacy, cybersecurity, and data protection. The scope of the laws that may be applicable is often uncertain and may be inconsistent with laws of other jurisdictions. Consequently, our business is subject to a variety of continuously evolving and possibly conflicting regulations and customer requirements. Our compliance with these changing and increasingly burdensome regulations and requirements may cause us to incur substantial costs or require us to change our business practices which may impact financial results. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines. For example, in the EU, noncompliance with the General Data Protection Regulation (GDPR) requirements could result in penalties of up to 4% of worldwide revenues.

Additionally, we make disclosures and statements regarding our use of personal information through our privacy policies and statements covering our products and websites as required by privacy or data protection regulation. One of Morningstar’s core strengths is the ability to collect data and enrich it with data from another part of the business to provide valuable information and insights to investors. As data is accessible across our products, consistent data privacy practices and disclosure becomes more important and challenging. Failure to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines as well as reputational damage and customer loss.

We also from time to time acquire other companies that collect and process personal information. While we perform extensive due diligence on the technology systems and practices of these companies, there can be no assurance that such companies have not suffered data breaches or system intrusions prior to or continuing after our acquisition for which we may be liable. Acquired businesses may not have invested as heavily in such security measures or data privacy controls and they introduce additional cybersecurity and data privacy risk as their systems are integrated with ours.

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

We believe the technology landscape has been changing at an accelerating rate over the past several years. Changes in technology are fundamentally changing the ways investors, issuers and other market participants access data and content. Examples include the shift from local network computing to cloud-based systems, the proliferation of wireless mobile devices, rapid acceleration in the use of social media platforms, the dissemination of data through application programming interfaces that permit real-time updating rather than raw data feeds, and the proliferation of machine learning and other artificial intelligence technologies. As our customers further automate their business processes, their need for our products may change and the technological flexibility and interoperability of our systems may become more important. In addition, there has been an increasing focus on technology not merely supplying additional tools for users, but also offering solutions to specific client problems.

Our software development process is based on frequently rolling out new features so that we can quickly incorporate user feedback. While some changes in technology may offer opportunities for Morningstar, we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs or that the transition to such new offerings will be seamless. If we fail to develop and implement new technology rapidly enough, we may sacrifice new business opportunities or renewals from existing customers. We may also incur additional operating expense if major software projects take longer than anticipated or if clients decline to migrate to new systems and we must support two platforms over an extended period of time. Our technology is also heavily dependent on the quality and comprehensiveness of our data and our ability to successfully build analytics, research, and other intellectual property around that data. We are investing significant resources in consolidating our various data assets and improving their usability and deliverability across our platform of products. Our competitive position and business results may suffer if we fail to develop new technologies to meet client demands, if our execution speed is too slow, if we adopt a technology strategy that doesn't align with changes in the market, or if we fail to realize the value and potential of our data assets.

Finally, we rely on technology for our own internal business operations and must continually evaluate these tools to ensure they are sufficient for our expanding needs. If we are unable to develop or purchase technology to support our finance, legal, compliance, audit, human resources, and other corporate teams, these functions may operate inefficiently, at higher cost, or with greater risks than is necessary.

We could face liability for the information and data we collect, store, use, create, and distribute or the reports and other documents we publish or that are produced by our software products.

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

Some of our products support the investment processes or the client account reporting practices and other activities of our clients who manage significant assets of other parties. Use of our products as part of such activities creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for losses that may have some connection to our products, and we may be subject to investigation of our products and their use by government regulators who regulate the business of our clients. In the case of software products, even though most of our contracts for such products contain limitations of our liability in such cases, we may be required to make such clients or their customers whole for any losses in order to maintain our business relationships. We could also be subject to claims based on the content that is accessible from our website through links to other websites.

We rely on a variety of outside parties as the original sources for the information we use in our published data. These sources include securities exchanges, fund companies, hedge funds, transfer agents, issuers, and other data providers. We also incorporate data from a variety of third-party sources for many of our products including PitchBook. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. For example, our Sustainalytics business is reliant on self-reported information for some of its issuer focused ESG ratings and analysis. We also face the risk that a significant data source terminates its distribution of the data to us, which could impact our products, research, or other calculations that utilize that information.

We could be subject to claims by providers of data and information we compile from websites and other sources that we have improperly obtained that data in violation of the source’s copyrights or terms of use. We could also be subject to claims from third parties, such as securities exchanges from which we license and redistribute data and information, that we have used or redistributed the data or information in ways not permitted by our license rights or that we have inadequately permissioned our clients to use such data. The agreements with such exchanges and other data providers give them extensive data use audit rights, and such audits can be expensive and time consuming and potentially result in substantial fines. We could also be subject to claims from regulators that we have mishandled nonpublic data and information, in particular in our credit ratings business. These regulatory bodies have audit rights regarding our data use which could have similar adverse consequences in terms of time, expense, or fines. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

Finally, our global business regularly seeks to optimize our data storage in order to improve information accuracy and streamline the technology, which supports our business operations. These efforts are constrained by data privacy legislation, such as GDPR, which defines standards for storage, transfer, and use of certain personal information from and about individuals. Legislation aimed at protecting material nonpublic information or mitigating potential conflicts of interest further define how certain information can be accessed and retained which may result in less efficient or higher cost technological processes and infrastructure.

An outage of our database, technology-based products and services or network facilities could result in reduced revenue and the loss of customers, and our movement of parts of our technological and data infrastructure to the public cloud and other outsourced providers could expose us to various third party provider risks.

The success of our business depends upon our ability to deliver time-sensitive, up-to-date data and information that meets client expectations and contractual requirements. We rely extensively on our computer systems, database storage facilities, and other network infrastructure, which is located across multiple facilities in the U.S. and globally. Our mission-critical databases and networks are complex and interdependent, which increases the risk of failure. As we grow through acquisitions, the newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as we have. As their systems are integrated into ours, a vulnerability could be introduced, which could impact our platforms across the company. Problems in our network systems may lead to cascading effects involving product downtime, overloading of third-party data centers, and other issues that may affect our clients. Many of our client contracts contain service-level agreements that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information. We may not be able to meet these obligations in the event of failure or downtime in our information systems.

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

Most of our products and services depend heavily on our electronic delivery systems and the Internet, although we are shifting the storage of our data and delivery of several of our products and services to cloud-based delivery systems. We rely on cloud providers and other vendors to maintain, service, and improve our technological infrastructure, which underpins and protects our data, research, and other products and services. In addition, in the remote work environments occasioned by the COVID-19 pandemic, the daily activities and productivity of our work force is now closely tied to key vendors, such as video conferencing services, consistently delivering their services without material disruption. Our ability to deliver information using the Internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party Internet providers, malicious attacks, or other factors. If disruptions, failures, or slowdowns of these electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our customers may be impaired.

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

Risks Related to Our Operations

The current COVID-19 pandemic may have material and adverse impacts on our business, financial condition, and results of operations, the nature and extent of which continue to be uncertain and unpredictable.

The current COVID-19 pandemic and the governmental and societal responses to it worldwide have the potential to materially and adversely affect our business, financial condition, and results of operations in ways that continue to be uncertain and unpredictable. The COVID-19 pandemic has created significant public health concerns, as well as significant volatility, uncertainty, and economic disruption in most countries in which we operate. While we have taken numerous steps to respond to this changing environment, there can be no assurance that such steps will be successful or that our business, financial condition, and results of operations will not be materially and adversely affected by the consequences of the pandemic.

Throughout 2020, we saw fluctuations of government-mandated COVID-19-related restrictions on the physical movement and gathering of people in certain geographies, dependent upon the local extent and severity of COVID-19 infections and other factors. Those fluctuations have continued into 2021 as certain governments, such as the United Kingdom, have again imposed comprehensive lockdowns. Our approach to preventative and protective actions has remained similarly flexible and, although a significant portion of our workforce continues to work from remote work environments, we have been able to bring back some employees to office locations on a volunteer-only basis. Many of our customers, vendors, and data suppliers continue to operate under similar arrangements, which may interfere with attendance or productivity. While our business continuity plans have permitted remote working arrangements without material interruption, prolonged periods of virtual collaboration may have an impact on innovation, productivity, and culture over time. Our management is focused on mitigating the effects of the COVID-19 pandemic on our business, which has required and may continue to require a substantial investment of their time and may delay other strategic activities.

In the longer term, the adverse effects of the COVID-19 pandemic on the world’s economies and financial markets may be significant, with unpredictable effects on the overall demand and pricing environment for our products and services. While 2020 saw periods of growth in many financial markets and our business showed resiliency, uncertainty around the continuing extent and severity of the COVID-19 pandemic, the willingness of governments and central banks to continue fiscal and monetary stimulus, and national and global political conditions may undermine or reverse such growth. If that turns out to be the case, our asset management businesses could be affected by declines in assets under management and advisement resulting from any prolonged downturn in financial markets and a concomitant decline of broad-based investment activity, while our credit ratings business could suffer from a decline in new issuance activity resulting from a decline in the availability of credit. The financial performance of our customers, including those of our license businesses, could materially deteriorate, which could result in lower demand, cancellations, price reductions, or delays in implementation for our products and services. The uncertainty surrounding the duration and the effects of the COVID-19 pandemic in the countries in which we operate could impede our business planning and coordination. In addition, the availability of credit could become constrained even to financially strong companies.

Our business, products and facilities are at risk of a number of material disruptive events which our operational risk management and business continuity programs may not be adequate to address.

Our business and major products are dependent on our ability to provide data, software applications, and other products and services on a current and time-sensitive basis. We are at risk of disruptions from numerous factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, cybersecurity attacks and breaches, and other events beyond our reasonable control. We are also subject to potential shortcomings in our own business resilience practices, such as failures to fully understand dependencies between different business processes across the locations in which they are performed, inadequate vendor risk assessment and management processes and critical vendor dependencies, concentration of certain critical activities in areas of geopolitical risk, concentration of certain skills and know-how with small groups of key employees, and possibly ineffective location recovery strategies in the event of a location disruption. We continue to develop processes to support our employees working remotely, but we remain exposed to disruptive events at our significant office locations.

Our corporate headquarters in Chicago, Illinois is the home office for a significant number of our employees including most of our executive leadership team, as well as substantial numbers of employees involved in the delivery of most of our major products and services. If a pandemic, natural disaster, a violent incident, or another dangerous emergency significantly impacted the safety or communication connectivity of people living in and around Chicago, we might not be able to continue business operations at an acceptable level that would meet all our legal and contractual commitments. Civil unrest in downtown Chicago caused us to close our headquarters office several times during 2020, disrupting workflow for local employees and requiring agility from our facilities and other teams focused on ensuring the safety and security of our business operations.

We also have a substantial number of employees working in our data and technology development center in Shenzhen, China. We rely on these employees to maintain and update our mutual fund database and work on other projects. Because China has a restrictive government under centralized control and the relationship between the U.S. and China is experiencing a period of increased political, military, trade, and other commercial tensions, our operations are subject to political and regulatory risk, which is inherently unpredictable. Laws and regulations relating to data privacy, security, protection of intellectual property rights, and acceptable telecommunication infrastructure in China, as well as the enforcement environment for such laws and regulations, are in certain cases uncertain and evolving. In addition, this facility is subject from time to time to extreme weather events, which has limited employees' access to our offices. The concentration of certain types of development and data work carried out at this facility also involves operational risks for parts of our network infrastructure. While we have short-term backup plans in place, it would be difficult for us to maintain and update our mutual fund database if we were unable to maintain the continuity of our Shenzhen operations for an extended period of time. Any difficulties that we face in continuing to operate our development center in China may harm our business and have a negative impact on the products and services we provide.

Our data collection, technology, and operational center in Mumbai, India is also a significant location with many of our employees. These employees maintain and update our equity database and PitchBook's data and research operations, and provide shared services to many of our operations. This location is subject to extreme weather events and political unrest, including public protests that can disrupt transportation and make it difficult for employees to commute to and from work. The electrical infrastructure of Mumbai is also subject to more frequent interruptions than are experienced at our other major facilities. In addition, Mumbai has experienced and may in the future experience terrorist attacks. While we have short-term backup plans in place to address such business continuity issues, it would be challenging for us to maintain and update our equity database or continue to provide certain shared services to our worldwide operations if we were unable to maintain the continuity of our Mumbai operations for an extended period of time.

We engage third party vendors in several locations, including Colombia, India, and Ukraine, which provide contract labor in support of our operations. Each of these locations has experienced various types of geopolitical risks and the labor force at those locations may be subject to instructions from the third party vendors in the case of a disruptive event that might need to take into consideration priorities different from our own. Any extended disruptions to our contract operations in these locations would make it difficult for us to meet our operating goals.

Our future success depends on our ability to recruit, develop, and retain qualified employees.

The development, maintenance, and support of our products and services are dependent upon the knowledge, skills, experience, and abilities of our employees. Accordingly, we believe the success of our business depends to a significant extent upon the continued service of our executives and other key employees. We experience competition for analysts, technology experts, data and software engineers, and other employees from other companies and organizations. Competition for these employees is intense, and we may not be able to retain our existing employees or be able to recruit and retain other highly qualified personnel in the future. In addition, we are exposed to overall rising wage scales in the employment markets in which some of our facilities are located, such as our development center in China, which negatively affects our ability to hire personnel generally without significantly increasing our compensation costs. In China, we believe our ability to hire qualified personnel is also being negatively impacted by the preference of job candidates to work for Chinese companies, as opposed to multinationals, in a period of increasing international tensions.

Our future success also depends on the continued service of our executive officers, including Joe Mansueto, our Executive Chairman and Chairman of the Board and largest shareholder, and Kunal Kapoor, our Chief Executive Officer. The loss of Mansueto, Kapoor, or other executive officers could hurt our business, operating results, or financial condition. We do not have employment agreements, noncompete agreements, or life insurance policies in place with any of our executive officers. They may leave us and work for our competitors or start their own competing businesses.

Our operations outside of the U.S. involve additional challenges that we may not be able to meet.

Our operations outside of the U.S. constitute a significant portion of our consolidated revenue. There are risks inherent in doing business outside the U.S., including challenges in reaching new markets because of established competitors and limited brand recognition; difficulties in staffing, managing, and integrating non-U.S. operations; difficulties in coordinating and sharing information globally; differences in laws and policies from country to country, including in relation to employment terms and conditions; exposure to varying legal standards, including intellectual property protection laws; potential tax exposure related to transfer pricing and other issues; heightened risk of fraud and noncompliance in some jurisdictions; and currency exchange rates and exchange controls.

In addition, new risks have arisen from the assertion by various national governments of greater control over the movements of people and information across national borders. For example, changes to immigration policy in the U.K. as a result of Brexit and in the U.S. as a result of continued restrictive immigration enforcement could adversely affect our ability to attract and retain talent from other countries. In addition, China’s government has backed various measures that could compromise the privacy and security of our proprietary information or information concerning our customers, including a ban on nonstate sanctioned virtual private networks and requirements that multinational firms acquire and use equipment from Chinese telecom suppliers, while recent court decisions in the EU have raised questions about the ability of multinational companies to process personally identifiable information of EU residents outside of the EU. These risks could hamper our ability to expand around the world, which may hurt our financial performance and ability to grow.

We don't engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies decline relative to the U.S. dollar, although the impact on operating income may be offset by an opposing currency impact on locally based operating expense.

Risks Related to Ownership of Our Common Stock

Our indebtedness could adversely affect our cash flows and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness, refer to Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources below. While our business has historically generated strong cash flow and interest rates on corporate indebtedness are at historically low levels, we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to service our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory and other factors, many of which are beyond our control. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

In addition, a portion of our long-term indebtedness currently bears interest at fluctuating interest rates based on the London interbank offered rate (LIBOR) for deposits of U.S. dollars. During 2017, the U.K.’s Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, though certain USD LIBOR tenors are now expected to be published through mid-2023. It appears as though Secured Overnight Financing Rate (SOFR) is emerging as the preferred alternative to US Dollar LIBOR. SOFR is a broad measure of the cost of borrowing overnight collateralized by US Treasury securities. It is not possible to predict the effect of these changes on our borrowing costs over time or the availability to us of credit.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our subsidiaries’ financial flexibility. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Credit Agreement. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a description of the restrictive covenants in our debt agreements.

Control by a principal shareholder could adversely affect our other shareholders.

As of December 31, 2020, Joe Mansueto, our Executive Chairman and Chairman of the Board, owned approximately 45.5% of our outstanding common stock. As a result, he has the practical ability to control substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. This concentration of ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving Morningstar, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, or result in actions that may be opposed by other shareholders.

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

If our significant shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A significant reduction in ownership by Joe Mansueto or any other large shareholder could cause the market price of our common stock to fall. Our directors and officers may adopt written plans, known as Rule 10b5-1 plans, in which they may contract with a broker to sell shares on a periodic basis. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the SEC regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of February 12, 2021, we leased approximately 527,000 square feet of office space for our U.S. operations, with approximately half of the space for our corporate headquarters located in Chicago, Illinois. We also lease another 626,000 square feet of office space in 27 other countries around the world, including approximately 163,000 square feet in Mumbai, India and 121,000 square feet in Shenzhen, China. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

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

As of February 12, 2021, there were 787 shareholders of record of our common stock.

We paid four dividends during 2020. In the fourth quarter of 2020, we increased our quarterly cash dividend from 30 cents per share to 31.5 cents per share. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 31.5 cents per share in 2021.

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

We have an ongoing authorization, most recently approved by the board of directors on December 8, 2017, to repurchase up to $500.0 million in shares of the Company's outstanding common stock. The authorization expired on December 31, 2020. On December 4, 2020, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023.

The following table presents information related to repurchases of common stock we made during the three months ended December 31, 2020:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
October 1, 2020 - October 31, 2020	15,980	$162.6	15,980	$432,514,785
November 1, 2020 - November 30, 2020	—	—	—	432,514,785
December 1, 2020 - December 31, 2020	—	—	—	—
Total	15,980	$162.60	15,980

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of January 29, 2021:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan		Timing of Sales under the Plan	Number of Shares Sold under the Plan through January 29, 2021	Projected Beneficial Ownership	(1)
Bevin Desmond Head of Talent and Culture	11/20/2020	6/30/2021	12,000		Shares to be sold under the plan if the stock reaches specified prices	—	37,163
Jason Dubinsky Chief Financial Officer	12/2/2020	3/31/2022	4,211		Shares to be sold under the plan if the stock reaches specified prices	—	10,037
Joe Mansueto Executive Chairman and Chairman of the Board	11/5/2019	4/30/2021	1,600,000		Shares to be sold under the plan if the stock reaches specified prices	1,200,000	19,138,844
Joe Mansueto Executive Chairman and Chairman of the Board	11/19/2020	4/30/2022	1,600,000		Shares to be sold under the plan if the stock reaches specified prices beginning May 1, 2021	—	17,538,844
Caroline Tsay Director	11/11/2020	5/31/2022	—	(2)	Shares to be sold under the plan on specified dates.	—	—	(3)

During the fourth quarter of 2020, the previously disclosed Rule 10b5-1 sales plans for Gail Landis and Bill Lyons completed in accordance with their respective terms.
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own assuming the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on December 31, 2020 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2021 and restricted stock units that will vest by March 1, 2021. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2020. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.
(2) The number of shares to be sold under this plan represent approximately 40% of the gross shares vesting on May 15, 2021 and May 15, 2022.
(3) Based on the terms of Caroline Tsay's existing grants 1,165 shares will vest on May 15, 2021 resulting in the sale of 466 shares under the plan. The number of shares to be sold pursuant to grants vesting on May 15, 2022 and the projected beneficial ownership is dependent, in part, upon future share prices and is not reasonably estimable.

Item 6. Selected Financial Data

The selected historical financial data shown below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included elsewhere in this report. We have derived our Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2020, 2019, and 2018 and Consolidated Balance Sheet Data as of December 31, 2020 and 2019 from our audited Consolidated Financial Statements included elsewhere in this report. The Consolidated Statements of Income Data and Consolidated Cash Flow Data for the years ended December 31, 2017 and 2016 and Consolidated Balance Sheet Data as of December 31, 2018, 2017, and 2016 were derived from our audited Consolidated Financial Statements that are not included in this report.

Consolidated Statements of Income Data
(in millions except per share amounts)	2020		2019		2018	(1)	2017		2016
Revenue	$1,389.5		$1,179.0		$1,019.9	(2)	$911.7		$798.6
Operating expense	1,174.3		989.4		804.1		741.9		617.8
Operating income	215.2		189.6		215.8	(2)	169.8		180.8
Non-operating income, net	67.8	(3)	8.9	(3)	17.1	(3)	11.3	(3)	44.1
Income before income taxes and equity in net income (loss) of unconsolidated entities	283.0		198.5		232.9		181.1		224.9
Equity in net income (loss) of unconsolidated entities	0.3		(0.9)		(2.1)		(1.3)		(0.2)
Income tax expense	59.7		45.6		47.8		42.9		63.7
Consolidated net income	$223.6		$152.0		$183.0		$136.9		$161.0

Net income per share:
Basic:	$5.22		$3.56		$4.30		$3.21		$3.74
Diluted:	$5.18		$3.52		$4.25		$3.18		$3.72

Dividends per common share:
Dividends declared per common share	$1.22		$1.14		$1.03		$0.94		$0.89
Dividends paid per common share	$1.20		$1.12		$1.00		$0.92		$0.88

Weighted average common shares outstanding:
Basic	42.9		42.7		42.6		42.7		43.0
Diluted	43.2		43.2		43.0		43.0		43.3

Consolidated Cash Flow Data (in millions)	2020		2019		2018		2017		2016

Cash provided by operating activities	$384.3		$334.4		$314.8	(2)	$250.1		$213.7
Capital expenditures	(76.7)		(80.0)		(76.1)		(66.6)		(62.8)
Free cash flow (4)	$307.6		$254.4		$238.7	(2)	$183.5		$150.9

Cash used for investing activities (5)	$(123.8)		$(746.3)		$(49.9)		$(60.8)		$(274.2)
Cash (used for) provided by financing activities (6)	$(182.2)		$373.7		$(188.8)		$(157.5)		$123.7

Consolidated Balance Sheet Data
As of December 31 (in millions)	2020		2019		2018		2017		2016

Cash, cash equivalents, and investments	$464.2		$367.5		$395.9		$353.3		$304.0
Working capital	103.5		107.4		238.8		206.6		177.1
Total assets	2,696.0		2,370.9		1,453.8		1,405.7		1,350.9
Deferred revenue (7)	340.3		282.3		210.0		185.5		179.5
Long-term liabilities (8)	798.1		791.5		156.3		277.6		359.2
Total equity	1,271.4		1,083.6		934.7		804.9		696.8

(1) On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method. Beginning on January 1, 2018, results are presented in accordance with this new accounting standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies.
(2) Revenue, operating income, and free cash flow in 2018 includes a $10.5 million revenue benefit related to an amended license agreement and the corresponding favorable cash impact.
(3) Non-operating income in 2017 included a $16.7 million gain related to the sale of HelloWallet. Non-operating income in 2018 included a $10.5 million gain related to the sale of our 15(c) board consulting services product line. Non-operating income in 2019 included a $19.5 million gain on the sale of our equity ownership in one of equity method investments. Non-operating income in 2020 included a $50.9 million holding gain on our previously held equity interest in Sustainalytics and a $30.0 million gain on the sale of our equity ownership in two of our equity method investments.
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
(8) Long-term liabilities in 2016, 2017, 2018, 2019, and 2020 include $250.0 million, $180.0 million, $70.0 million, $502.1 million, and $449.1 million of long-term debt, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under "Business--Our Strategy," "Business--Trends Defining Our Business" and sections of this report, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•failing to maintain and protect our brand, independence, and reputation;
•liability for any losses that result from an actual or claimed breach of our fiduciary duties or failure to comply with applicable securities laws;
•liability related to cybersecurity and the protection of confidential information, including personal information about individuals;
•compliance failures, regulatory action, or changes in laws applicable to our credit ratings operations, investment advisory, ESG, and index businesses;
•prolonged volatility or downturns affecting the financial sector, global financial markets, and global economy and its effect on our revenue from asset-based fees and credit ratings business;
•the impact of the current COVID-19 pandemic on our business, financial condition, and results of operations;
•inadequacy of our operational risk management and business continuity programs in the event of a material disruptive event;
•failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;
•failing to differentiate our products and services and continuously create innovative, proprietary, and insightful financial technology solutions;
•liability relating to the information and data we collect, store, use, create, and distribute or the reports that we publish or are produced by our software products;
•trends in the financial services industry, including fee compression within the asset and wealth management sectors and increased industry consolidation;
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
•our indebtedness could adversely affect our cash flows and financial flexibility; and
•the failure to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties can be found in Item 1A—Risk Factors of this report. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

This section includes comparisons of certain 2020 financial information to the same information for 2019. Year-to-year comparisons of the 2019 financial information to the same information for 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

All dollar and percentage comparisons, which are often accompanied by words such as “increase,” “decrease,” “grew,” “declined,” “was up,” “was down,” “was flat,” or “was similar”, refer to a comparison with the prior year unless otherwise stated.

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

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our products and services, including Morningstar Data, Morningstar Advisor Workstation, Morningstar Direct, and PitchBook, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as Premium Membership service, which represents subscription services available to customers and not a license under the accounting guidance, on Morningstar.com via subscriptions. These subscriptions are mainly offered for a one-year term, although we offer terms ranging from one month to three years.

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

We also generate transaction-based revenue, primarily from DBRS Morningstar and from the sale of advertising on our websites and sponsorship of our conferences. For the year ended December 31, 2020, approximately 59.9% of the revenue generated by DBRS Morningstar came from one-time, transaction-based fees driven by our provision of ratings on newly-issued securities; whereas the remainder can be classified as transaction-related, with recurring annual fees tied to surveillance, credit research, or other services.

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscriptions for our customers. Deferred revenue totaled $340.3 million (of which $306.8 million was classified as a current liability with an additional $33.5 million included in other long-term liabilities) at the end of 2020. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our license and subscription agreements.

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

• Depreciation and amortization. Our capital expenditures mainly relate to capitalized software development costs, information technology equipment, and leasehold improvements. We depreciate property and equipment using the straight-line method based on the useful lives of the assets, which range from three to seven years. We amortize leasehold improvements over the lease term or their useful lives, whichever is shorter. We amortize capitalized software development costs over their estimated economic life, generally three years. We also include amortization related to identifiable intangible assets, which is mainly driven by acquisitions, in this category. We amortize intangible assets using the straight-line method over their estimated economic useful lives, which range from one to twenty years.

International Operations

As of December 31, 2020, we had majority-owned operations in 28 countries outside of the U.S. and included their results of operations and financial condition in our consolidated financial statements. We also have investments outside of the U.S., and where we have significant influence, including MJKK, we apply the equity method of accounting.

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

We define organic revenue as consolidated revenue excluding acquisitions, divestitures, adoption of new accounting standards, and foreign currency translations. We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business. We exclude revenue from businesses acquired or divested from organic revenue for a period of 12 months after we complete the acquisition or divestiture. Organic revenue is not equivalent to any measure required under GAAP and may not be comparable to similarly titled measures reported by other companies.

We define adjusted operating income as operating income excluding all M&A-related expenses and amortization. We present adjusted operating income because we believe it better reflects period-over-period comparisons and improves overall understanding of the underlying performance of the business absent the impact of M&A.

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

We calculate revenue renewal rates to evaluate how successful we've been in maintaining existing business for products and services that have revenue associated with periodic renewals. We use the annual contract value method, which is based on tracking the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount. We also include variable-fee contracts in this calculation and use the actual revenue for the previous comparable fiscal period as the base rate for calculating the renewal percentage. The renewal rate excludes setup and customization fees and contract renewals that were pending as of January 31, 2021.

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and global markets.

Given the dynamic nature of these circumstances, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While the recurring nature of our licensed-based revenue showed continued resilience throughout 2020, a prolonged economic downturn caused by the COVID-19 pandemic could lead clients to adjust purchasing decisions or product and service implementations, or may cause them to cancel or reduce spending with us. Our asset-based revenue is subject to global market conditions and client investment decisions, although the structure of certain contracts and timing of client asset reporting may cause certain impacts to be reflected in results with a lag. Transaction-based revenue primarily includes DBRS Morningstar, which is dependent on overall credit market conditions and debt issuance levels. We continued to benefit from strong Canadian corporate issuances. Nevertheless, credit market conditions remain sensitive to the overall global economic environment.

Our operations also continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions continue to impose a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We continue to evolve our business continuity plans and our incident management team is in place to respond to changes in our global environment quickly and effectively. To protect the health and safety of our team members, we continue to conduct business with a large portion of our global workforce in remote work environments, which has had relatively little impact on the productivity of our employees, including our ability to gather data. Based on the guidelines of local authorities and our own safety standards, we continued to re-open certain offices on a limited capacity basis and will continue to do so to provide flexibility for employees with a focus on social distancing and safety. We are also working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely. To date, there have been minimal interruptions in our ability to provide our products, services, and support to our clients.

The situation surrounding the COVID-19 pandemic remains fluid, and we continue to actively manage our response and assess potential impacts to our financial position and operating results. This includes the continued evaluation and implementation of certain cost control efforts to help us mitigate the impact that reduced revenues may have on our financial results. We are focusing on maintaining a strong balance sheet and liquidity position. On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Our cash, cash equivalents, and investments totaled $464.2 million at December 31, 2020, and we had $350.0 million of availability under our $350.0 million revolving credit facilities. At December 31, 2020, we remain in compliance with our financial covenants under these facilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants, and investments. On December 27, 2020, an additional stimulus was approved as part of the Consolidated Appropriations Act, 2021 (CAA). Many of the more recent coronavirus relief provisions are extensions and modifications of CARES Act provisions. The CARES Act and CAA had no impact on our consolidated financial statements for the year ended December 31, 2020. We continue to monitor any effects that may result from the CARES Act, CAA, and other similar legislation or governmental actions in geographies in which our business operates.

Regulatory Trends Affecting Our Business

In addition to the industry developments described under "Business - Trends Defining Our Business", there are several longer-term regulatory trends we consider relevant to our business, as outlined below.

General

2020 was a year of extensive disruption and adaptation for all businesses. Due to the global pandemic, businesses were required to rapidly adopt remote working arrangements and the increased use of online and digital communications technologies. The demand also increased for firms to adopt ESG-related business and operational risk strategies. These developments will have long term impacts on our delivery of products and services, customer interactions, physical operations, technology systems, and dependencies on third parties. In this environment, regulators are expected to more closely scrutinize the change management processes of regulated entities like Morningstar to ensure they comply with laws and regulations and to assess whether they are based on sound internal governance principles and structures. Given more intense regulatory scrutiny and the novelty of some of the issues presented, the possibilities for inadvertent noncompliance with regulation have increased.

In addition, the trend towards increasingly fragmented regulatory activity as a period of global regulatory response and coordination has been replaced by different jurisdictions and regulators reasserting their full control of their own regulatory agendas is continuing. The causes of this trend are varied, including the change of administrations in the United States and the likely end to a period of more relaxed financial regulatory activity, the end of the transition period for the withdrawal of the U.K. from the EU and the effect on trans-European financial services providers, the lack of federal legislation in the United States in important areas like data privacy and consumer protection that has resulted in various states implementing divergent regulatory requirements, and the rise of disruptive technologies worldwide that permit greater personalization of interactions between financial services providers and their various customer segments.

The COVID-19 pandemic influenced the regulatory focus of 2020 as governments around the world tried to support users of financial services, and particularly those suffering serious detrimental impact from the pandemic. Many regulators, such as the FCA, made it clear that regulated firms must provide appropriate support to consumers facing financial difficulties. Even with these dramatic changes due to the pandemic, regulators globally have continued to focus on certain recurrent themes, including access to financial services, the quality of advice and the value of the services provided, the protection of customer data and transparency around the uses of such data, the minimization of conflicts of interest, and improvements in corporate governance and risk management.

Set forth below is a description of recent and prospective developments in regulation affecting each of our regulated lines of business as well as our business generally.

Investment Management

The U.K./EU Trade and Cooperation Agreement that was agreed on December 24, 2020 provides no new transition period for financial services, nor any new arrangements to replace the existing “passporting” regime. This leaves both the U.K. and EU to address matters of access in financial services through unilateral declarations of equivalence under existing equivalence regimes and through domestic laws. Morningstar Investment Management Europe Limited has lost the associated passporting rights required to deliver certain financial services across the EU and is operating under the temporary arrangements that the U.K. and certain EU-based state regulators have made. In anticipation of these developments, Morningstar Investment Consulting France SAS (MICF) applied for and has received provisional approval for categorization as a Markets in Financial Instruments Directive (MiFID) investment firm, permitted to provide investment advice as it pertains to certain types of securities across the EU. Authorization is expected once several related conditions are met.

In the U.S., the SEC's Regulation Best Interest became effective on June 30, 2020. The regulation requires brokers, who have previously been held to a suitability standard in relation to investment recommendations to their clients, to act in their clients’ best interests when making an investment recommendation. We have found this regulation to increase demand for certain of our solutions that assist brokers in demonstrating compliance with these obligations.

As in the U.S., recent regulations and guidance reports in places like Australia and New Zealand have focused on investment management compliance practices such as conflicts of interest and fee disclosures. The increased complexity and extent of regulatory change globally is a challenge for both Morningstar and its clients and we continue to expend resources to remain in compliance.

Retirement Solutions

On October 30, 2020, the U.S. Department of Labor (DOL) adopted amendments to the “Investment duties” regulation under Title I of ERISA, to confirm that ERISA requires plan fiduciaries to select investments and investment courses of action based solely on financial considerations relevant to the risk-adjusted economic value of a particular investment or investment course of action. While this regulation could have adverse effects on demand for our ESG-related retirement solutions, we anticipate that the DOL’s policy or enforcement priorities may change with the new administration in the U.S.

Other recent regulatory developments in the U.S. are likely to have a positive impact on our Retirement Solutions business. For example, the Setting Every Community Up for Retirement Enhancement Act of 2019, better known as the SECURE Act, became effective in 2020 and is likely to increase the number of participants in defined- contribution plans increasing demand for our services. Also, the DOL announced a new prohibited transaction exemption that expands the scope of fiduciary investment advice to include rollover recommendations. While we do not anticipate any of Morningstar’s businesses will need to avail themselves of the exemption, we provide tools and other resources designed for financial institutions and investment professionals to help clients make an informed decision on possible rollover options that may be impacted by the change.

Indexes

The primary regulation concerning our index business is the EU Benchmarks Regulation, which seeks to ensure the use of benchmarks are free of conflicts of interest, are used appropriately, and reflect the actual market or economic reality they are intended to measure. Morningstar, Inc. received confirmation in August 2020 from the U.K. FCA that it was authorized to act as a third country benchmark administrator, within the EU, on a recognition basis. Morningstar Investment Management Europe Limited is currently appointed as the EU-based legal representative, but as this entity is domiciled in the U.K. and following the withdrawal of the U.K. from the EU, a different EU-based subsidiary will need to be qualified to act in this capacity. The EU has extended the associated benchmarks regulation transition period until the end of 2023.

Credit Ratings

On January 4, 2021, ESMA withdrew the registrations of all U.K.-based credit rating agencies, including DBRS Ratings Limited. Accordingly, all ratings of DBRS Ratings Limited will now require the endorsement of its EU-based credit ratings affiliate, DBRS Ratings GmbH. At present, the U.K. credit rating agency regulatory regime and the EU regime largely mirror each other, which should minimize any significant change in our overall operations. However, over time, either ESMA or the FCA may begin to make inconsistent modifications to those laws and regulations, which would increase the cost and complexity of regulatory compliance for our credit ratings business.

ESG

The EU has similarly taken the lead with respect to regulation of ESG. In July 2020, an EU-wide taxonomy (or combined glossary and classification system) of environmentally sustainable activities, as well as new disclosure requirements for certain financial services firms and large public interest entities was adopted. Portions of the regulation relating to climate change mitigation and adaptation are expected to become effective in January 2022 with the full regulation to become effective in January 2023. Also, an EU regulation on sustainability-related disclosures will take effect on March 10, 2021. The regulation will require various investment market participants to implement policies and make certain disclosures with regards to sustainability risks and sustainability factors relevant to their investment activities. ESMA has also proposed to the European Commission that legislation should be adopted regulating providers of ESG ratings and assessment tools, including by adopting a regulatory model similar to that in place with respect to credit rating agencies.

Regulators in other jurisdictions as diverse as China and the UAE have also begun to work on ESG-disclosure related frameworks. While green bond issuances are on the rise in the U.S., there is no set framework or statutory definition in the U.S. for such financings. While legal authority to regulate sustainable investing and finance exists in the U.S., there has not yet been systemic consideration of the regulation of sustainable finance in the U.S.

Data Privacy and Cybersecurity

Data privacy regulation continues to proliferate, as numerous national and state jurisdictions are considering new data privacy regulations. The GDPR continues to be a major influence on the global privacy landscape. Many non-EU countries are following the EU’s lead and implementing rules similar to GDPR in their jurisdictions to enable cross-border data exchange. Australia, Brazil, China, India, and Korea have all implemented, or are moving to implement, data privacy laws that resemble GDPR in certain respects. A recent decision from the Court of Justice of the EU has called in to question common practices regarding international data flows and the use of data transfer mechanisms, causing us, our clients and companies across the financial services industry, to reconsider our compliance practices.

In the U.S., the California Consumer Privacy Act (CCPA) went into effect in January 2020. CCPA, heavily influenced by GDPR, is the first comprehensive data privacy law in the U.S. to date. In November 2020, California voters adopted the California Privacy Rights Act (CPRA), which adds additional privacy requirements, such as rights of correction and rights to opt out of automated decision-making technologies and expanded opt out and data portability rights. CPRA is expected to become effective on January 1, 2023. Several other states have adopted or are considering the adoption of privacy regulations.

With the new U.S. administration and control by one party of both houses of Congress, 2021 is thought by some observers to be a year in which comprehensive Federal privacy regulation could be successfully adopted. Regardless, since operations in the financial services industry require the processing of significant amounts of personally identifiable information, we believe the burdens of regulation, and possibly inconsistent regulation, will proliferate, particularly in the application of such laws and regulations to particular persons, categories of personal information, or types of transactions.

As a related matter, issues of cybersecurity as they relate to the identification and mitigation of system vulnerabilities also continue to grow in prominence and laws governing data breaches continue to proliferate globally. Financial regulators have also increased scrutiny on the data protection practices of the entities, such as Morningstar, that they oversee. Several countries including Singapore, Hong Kong, and Australia have shown increasing sensitivity in regard to information security, outsourcing and the use of cloud based services. For example, the SEC's Office of Compliance Inspections and Examinations prioritized cybersecurity during its 2020 examination programs with an emphasis on, among other things, proper configuration of network storage devices and information security governance.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	Year ended December 31, 2020
(in millions)	2020		2019		2020 Change		Organic Change (1)
Revenue by type
License-based (2)	$934.9		$812.7		15.0%		10.4%
Asset-based (3)	223.8		211.6		5.8%		5.8%
Transaction-based (4)	230.8		154.7		49.2%		(0.8)%

Key product area revenue
Morningstar Data	$215.1		$196.8		9.3%		8.9%
DBRS Morningstar (5)	207.3		127.6		62.5%		2.2%	(6)
PitchBook	201.1		148.4		35.5%		35.5%
Morningstar Direct	158.1		148.6		6.4%		6.2%
Morningstar Investment Management	118.3		115.9		2.1%		2.2%
Morningstar Advisor Workstation	87.2		88.5		(1.5)%		(1.3)%
Workplace Solutions	84.5		78.4		7.8%		7.8%

	As of December 31,
	2020		2019		2020 Change
Select business metrics
Morningstar Direct licenses	16,388		15,903		3.0%
PitchBook Platform licenses	52,288		36,695		42.5%
Advisor Workstation clients (U.S.)	187	(7)	185	(7)	1.1%
Morningstar.com Premium Membership subscriptions (U.S.)	113,320		109,967		3.0%

	As of December 31,
Assets under management and advisement (approximate) ($bil) (8)	2020		2019		2020 Change
Workplace Solutions
Managed Accounts (9)	$89.2		$74.8		19.3%
Fiduciary Services	55.0		49.3		11.6%
Custom Models	34.8		35.3		(1.4)%
Workplace Solutions (total)	$179.0		$159.4		12.3%
Investment Management
Morningstar Managed Portfolios	$28.6		$48.6		(41.2)%	(10)
Institutional Asset Management	12.4		14.9	(11)	(16.8)%	(12)
Asset Allocation Services	6.9		8.9		(22.5)%
Investment Management (total)	$47.9		$72.4		(33.8)%

Asset value linked to Morningstar Indexes ($bil)	80.6		67.7		19.1%

Our employees (approximate)
Worldwide headcount	7,979		6,737		18.4%

Average assets under management and advisement ($bil)	$211.4		$213.4	(11)	(0.9)%

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
(3) Asset-based revenue includes Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising sales, and Morningstar-sponsored conferences.
(5) For the year ended December 31, 2020 and for the six months ended December 31, 2019, transaction-based revenue, derived primarily from one-time ratings fees was 59.9% and 63.0%, respectively, of such revenue. Recurring revenue from surveillance, research, and other services comprised the remainder in such periods.
(6) Revenue from DBRS Morningstar is excluded from the reporting of organic revenue growth through the second quarter of 2020.
(7) Revised to reflect updated enterprise client reporting for Advisor Workstation.
(8) The asset totals shown above (including assets we either manage directly or for which we provide consulting or subadvisory work) only include assets for which we receive variable fees based on basis-points of asset balances. Some of our client contracts include services for which we receive a flat fee, but we do not include those assets in the total reported.
Excluding changes related to new contracts and cancellations, changes in the value of assets under advisement can come from two primary sources: gains or losses related to overall trends in market performance and net inflows or outflows caused when investors add to or redeem shares from these portfolios.
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
(9) Many factors can cause changes in assets under management and advisement for our managed retirement accounts, including employer and employee contributions, plan administrative fees, market movements, and participant loans and hardship withdrawals. The information we receive from the plan providers does not separately identify these transactions or the changes in balances caused by market movements.
(10) The decline in Morningstar Managed Portfolios assets was largely attributed to a TD Ameritrade contract change from a variable to fixed-fee arrangement. Excluding the assets from this contract in the prior-year period, assets in Morningstar Managed Portfolios increased 1.8%. TD Ameritrade subsequently canceled its contract in the fourth quarter as a result of its completed merger with Charles Schwab. The cancellation will not impact future asset reporting, but will begin to impact Investment Management revenue growth in the first quarter of 2021.
(11) Revised to reflect updated asset reporting.
(12) The decline in Institutional Asset Management assets was attributed to the non-renewal of a client contract in the third quarter of 2020.

Consolidated Results

Key metrics (in millions)	2020	2019	Change
Revenue	$1,389.5	$1,179.0	17.9%
Operating income	215.2	189.6	13.5%
Operating margin	15.5%	16.1%	(0.6)pp

Cash used for investing activities	$(123.8)	$(746.3)	(83.4)%
Cash provided by (used for) financing activities	$(182.2)	$373.7	(148.8)%

Cash provided by operating activities	$384.3	$334.4	14.9%
Capital expenditures	(76.7)	(80.0)	(4.1)%
Free cash flow	$307.6	$254.4	20.9%

____________________________________________________________________________________________
pp — percentage points

Consolidated Revenue

(in millions)	2020	2019	Change
Consolidated revenue	$1,389.5	$1,179.0	17.9%

In 2020, our consolidated revenue rose $210.5 million, or 17.9%. Foreign currency movements decreased revenue by $2.1 million in 2020.

We experienced strong revenue growth across all revenue types during 2020.

License-based revenue, which represents subscription services available to customers, increased 15.0% during 2020 driven by demand for license-based products, such as PitchBook, Sustainalytics, Morningstar Data, and Morningstar Direct. Licensed-based revenue grew 10.4%, when excluding Sustainalytics and other acquisitions and foreign currency translations. PitchBook exhibited strong levels of both new account sales as well as existing client renewals and upgrades, which resulted in an increase in revenue of $52.7 million during 2020. The number of PitchBook Platform licenses increased to 52,288 at the end of 2020, compared with 36,695 at the end of 2019. Continued global demand for our data and research helped to drive revenue growth of $18.3 million and $9.5 million for Morningstar Data and Morningstar Direct, respectively. Morningstar Data and Morningstar Direct reported positive and balanced revenue contribution across geographies, with higher growth rates in Europe and Asia, during the year.

Asset-based revenue increased 5.8% during 2020, primarily driven by Workplace Solutions, Morningstar Managed Portfolios, and Morningstar Indexes. Positive market performance, growth in managed retirement accounts, and strong demand for the new advisor-based platform contributed to 7.8% growth in Workplace revenue compared to the prior-year period. Investment Management revenue grew 2.1% in 2020, as market performance and the gross contribution of Morningstar Funds Trust within Managed Portfolios offset the negative impact of an Institutional Asset Management client loss and soft net flows. Morningstar Indexes experienced growth of assets under management linked to investment products, driven by market gains, ongoing demand for strategic-beta and market-cap weighted indexes, and rising interest in ESG indexes. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $211.4 billion in 2020, compared with $213.4 billion in 2019.

Transaction-based revenue grew 49.2% during 2020, primarily driven by the contribution of DBRS Morningstar. Strong Canadian corporate credit issuances primarily drove DBRS Morningstar's revenue growth for the year. Recurring annual fees tied to surveillance, research, and other services represented 40.1% of credit ratings revenue.

Organic revenue

Organic revenue (revenue excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

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

We began including DBRS Morningstar revenue in our organic revenue calculation in the third quarter of 2020. As such, organic revenue for the year-ended December 31, 2020 only includes DBRS Morningstar revenue for the last six months of 2020 and Sustainalytics for the last six months of 2020.

Excluding revenue from acquisitions and the impact of foreign currency translations, organic revenue increased 8.2% in 2020. PitchBook, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during 2020.

Contributors to Revenue Growth

1.2%
14.2%
11.9%
15.6%
17.9%

	2016	2017	2018	2019	**2020**
Acquisitions/divestitures/adoption of accounting change	0.7 %	6.6 %	0.1 %	8.4 %	**9.5%**
Foreign currency translations	(1.2%)	—	0.4 %	(1.2%)	**0.2%**
Organic growth	1.7%	7.6%	11.4%	8.4%	**8.2%**
Total	1.2%	14.2%	11.9%	15.6%	**17.9%**

The tables below reconcile consolidated revenue with organic revenue:

(in millions)	2020	2019	Change
Consolidated revenue	$1,389.5	$1,179.0	17.9%
Less: acquisitions	(132.9)	(20.1)	NMF
Effect of foreign currency translations	(2.1)	—	NMF
Organic revenue	$1,254.5	$1,158.9	8.2%
____________________________________________________________________________________________
NMF — Not meaningful

Revenue by geographical area

	Year ended December 31
(in millions)	2020	2019	Change
United States	$970.8	$866.4	12.0%

Asia	33.6	27.9	20.4%
Australia	45.6	39.5	15.4%
Canada	101.5	56.9	78.4%
Continental Europe	113.8	88.0	29.3%
United Kingdom	117.5	93.9	25.1%
Other	6.7	6.4	4.7%
Total International	418.7	312.6	33.9%

Consolidated revenue	$1,389.5	$1,179.0	17.9%

International revenue comprised approximately 30% of our consolidated revenue in 2020, compared with 27% in 2019. Approximately 55% of international revenue is generated within Continental Europe and the U.K.

Revenue from international operations increased $106.1 million, or 33.9%, in 2020. The increase in 2020 is primarily due to our acquisition of DBRS, which has a significant revenue base in Canada and Europe, and our acquisition of Sustainalytics, which has a revenue base in Europe.

International organic revenue

International organic revenue (international revenue excluding acquisitions, divestitures, adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of international organic revenue we use may not be the same as similarly titled measures used by other companies. International organic revenue should not be considered an alternative to any measure of performance as promulgated under GAAP.

International organic revenue increased 8.3% during 2020 primarily driven by Morningstar Data and Morningstar Direct across all geographies.

The tables below present a reconciliation from international revenue to international organic revenue:

(in millions)	2020	2019	Change
International revenue	$418.7	$312.6	33.9%
Less: acquisitions	(78.1)	—	NMF
Effect of foreign currency translations	(2.1)	—	NMF
International organic revenue	$338.5	$312.6	8.3%

Revenue Renewal Rates

As discussed in How We Evaluate Our Business, we calculate revenue renewal rates to help measure how successful we've been in maintaining existing business for products and services that have renewable revenue.The figures for license-based products includes the effect of price changes; increasing client bases upon contract renewal; changes to the contract value upon renewal (such as increased users); and changes in the value of variable-fee contracts. These factors, therefore, can result in a renewal rate percentage greater than 100%.

In 2020, we modified our revenue renewal rate calculation to include only those products that we consider license-based. These are primarily weighted toward Morningstar Data, Morningstar Direct, PitchBook, and Morningstar Advisor Workstation, but also includes other license-based products and services across Morningstar. In 2020, we did not include Sustainalytics in our calculation. For these license-based products and services, we estimate that our annual renewal rate was approximately 99% in 2020.

Consolidated Operating Expense

(in millions)	2020	2019	Change
Cost of revenue	$556.4	$483.1	15.2%
% of revenue	40.0%	41.0%	(1.0)	pp
Sales and marketing	206.4	177.9	16.0%
% of revenue	14.9%	15.1%	(0.2)	pp
General and administrative	272.0	210.7	29.1%
% of revenue	19.6%	17.9%	1.7	pp
Depreciation and amortization	139.5	117.7	18.5%
% of revenue	10.0%	10.0%	—	pp
Total operating expense	$1,174.3	$989.4	18.7%
% of revenue	84.5%	83.9%	0.6	pp

In 2020, operating expense increased $184.9 million, or 18.7%. The increase primarily reflects the inclusion of Sustainalytics' purchase accounting and operating expenses for both DBRS Morningstar and Sustainalytics. Excluding the impacts from DBRS Morningstar and Sustainalytics, operating expenses for the remainder of Morningstar increased 3.2%. Throughout 2020, we implemented measures to better manage costs amidst the uncertain environment, which led to lower growth rates in compensation and benefits and decreases in certain discretionary spending categories. Certain other corporate expense categories, like travel, decreased as global restrictions took effect and employees adapted to a virtual work environment. Foreign currency translations had an unfavorable impact of $1.5 million on operating expense in 2020.

Compensation expense (which primarily consists of salaries, bonus, and other company-sponsored benefits) increased $136.8 million in 2020, with the acquisition of DBRS and Sustainalytics contributing $68.6 million of the increase and $27.8 million due to M&A-related earn-outs. See Note 8 of the Notes to our Consolidated Financial Statements for additional information. The remaining increase reflects additional headcount in data collection and analysis, product and software development, and sales and service support.

Professional fees increased $25.7 million during 2020 related to third-party contractors assisting with software development and technology improvements as well as costs for third-party assistance with regulatory matters and M&A-related activity. In addition, DBRS Morningstar contributed $6.9 million of the professional fee increase. Amortization expense increased $22.3 million primarily from additional amortization related to new intangibles from the acquisition of DBRS and Sustainalytics. Production expense increased $11.3 million during 2020, primarily from fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud-based computing costs. Rent expense increased $10.3 million in connection with lease expansion in certain geographies as well as the addition of Sustainalytics' leases. Sales commissions also grew $7.8 million largely due to strong PitchBook sales performance and additional headcount under the sales commission plans throughout the organization.

These increases were partially mitigated by lower spend in categories directly impacted by the COVID-19 pandemic, such as employee travel-related expense, which decreased $15.3 million during 2020. An increase of $9.1 million in capitalized software development also reduced operating expense during 2020.

In addition, stock-based compensation expense declined $7.7 million due to PitchBook’s management bonus plan, which features lower incentive targets in years one and two compared with year three, and was renewed in 2020. Given 2019 was year three of the prior PitchBook management bonus plan, stock-based compensation expense was lower in 2020, which is year one of the new plan, compared with 2019.

We had 7,979 employees worldwide at the end of 2020, compared with 6,737 at the end of 2019. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the U.S. This increase also includes approximately 750 employees who joined Morningstar as a result of the Sustainalytics acquisition in July 2020.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $73.3 million, or 15.2%, in 2020. Higher compensation expense of $60.1 million was the largest contributor. Professional fees increased $12.5 million during 2020 related to third-party contractors assisting with software development and technology improvements. Higher production expense of $11.3 million also contributed to the unfavorable variance in this category, mainly due to $5.2 million in fees paid to sub-advisors and other costs related to the Morningstar Funds Trust, as well as cloud-based computing costs. These increases were offset by higher capitalized software expense due primarily to an increase in development activity in key growth areas, as well as a decrease in employee travel-related expenses of $7.7 million, resulting from the impact of the COVID-19 pandemic.

Continuous focus on development of our major software platforms, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year, which in turn reduced operating expense. In 2020, we capitalized $62.9 million in costs associated with software development activities, mainly related to enhanced capabilities in our products, internal infrastructure, and software compared with $53.8 million in 2019.

Sales and marketing

Sales and marketing expense increased $28.5 million, or 16.0%, in 2020, reflecting a $27.5 million increase in compensation expense. Sales commission expense was higher by $7.4 million largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. The increases in compensation and sales commission expense were partially mitigated by lower spend in certain expense categories impacted by the COVID-19 pandemic, such as employee travel-related expense and marketing expense for Morningstar-sponsored conferences, which decreased $5.4 million and $1.3 million, respectively, during 2020.

General and administrative

General and administrative expense increased $61.3 million, or 29.1%, during 2020. Compensation expense increased $49.1 million with over half of the increase due to M&A-related earn-outs. See Note 8 of the Notes to our Consolidated Financial Statements for additional information. Rent expense also increased $10.3 million during 2020 in connection with lease expansion in certain geographies as well as the addition of Sustainalytics' leases during the third quarter of 2020. Professional fees increased $12.5 million during 2020, primarily due to third-party assistance with regulatory matters and M&A-related activity. Stock-based compensation decreased $7.4 million as a result of PitchBook's management bonus plan, which features lower incentive targets in years one and two compared with year three, and was renewed in 2020. Given 2019 was year three of the prior PitchBook management bonus plan, stock-based compensation expense was lower in 2020, which is year one of the new plan.

Depreciation and amortization

Depreciation and amortization increased $21.8 million, or 18.5%, in 2020.

Depreciation expense declined $1.1 million in 2020, mainly due to timing of fixed assets being placed into service. Intangible amortization expense increased $22.3 million in 2020, primarily from additional amortization related to intangibles generated by the acquisitions of DBRS and Sustainalytics.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $61.1 million for the year ending December 31, 2021. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, impairments, and foreign currency translation.

Consolidated Operating Income and Operating Margin

(in millions)	2020	2019	Change
Operating income	$215.2	$189.6	13.5%
Operating margin	15.5%	16.1%	(0.6)	pp

Consolidated operating income increased $25.6 million in 2020, reflecting an increase in operating expense of $184.9 million, which was more than offset by an increase in revenue of $210.5 million. Operating margin was 15.5% in 2020, a decrease of 0.6 percentage points compared with 2019.

We reported adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of $316.7 million in 2020. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

(in millions)	2020	2019	Change
Operating income	$215.2	$189.6	13.5%
Add: intangible amortization expense	58.8	36.5	61.1%
Add: M&A-related expenses	14.9	7.2	106.9%
Add: M&A-related earn-outs	27.8	—	NMF
Adjusted operating income	$316.7	$233.3	35.7%

We reported an adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of 22.8% in 2020. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	2020	2019	Change
Operating margin	15.5%	16.1%	(0.6) pp
Add: intangible amortization expense	4.2%	3.1%	1.1 pp
Add: M&A-related expenses	1.1%	0.6%	0.5 pp
Add: M&A-related earn-outs	2.0%	—%	2.0 pp
Adjusted operating margin	22.8%	19.8%	3.0 pp

Non-Operating Income, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-Operating Income, Net

The following table presents the components of non-operating income, net:

(in millions)	2020	2019
Interest income	$1.6	$2.4
Interest expense	(11.1)	(11.1)
Realized gains on sale of investments, reclassified from other comprehensive income	2.1	1.2
Gain on sale of equity method investments	30.0	19.5
Holding gain on previously held equity interest	50.9	—
Other expense, net	(5.7)	(3.1)
Non-operating income, net	$67.8	$8.9

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facilities.

The gain on sale of equity method investments in 2019 relates to the sale of our equity ownership in one of our equity method investments during the third quarter of 2019. The gain on sale of equity method investments in 2020 relates to the sale of our equity ownership in two of our equity method investments during the fourth quarter of 2020.

The holding gain on previously held equity interest relates to our purchase of the remaining interest in Sustainalytics in July 2020.

Other expense, net primarily includes foreign currency losses.

Equity in Net Income (Loss) of Unconsolidated Entities

(in millions)	2020	2019
Equity in net income (loss) of unconsolidated entities	$0.3	$(0.9)

Equity in net income (loss) of unconsolidated entities primarily reflects income from MJKK offset by losses in our other equity method investments.

We describe our investments in unconsolidated entities in more detail in Note 10 of the Notes to our Consolidated Financial Statements.

Effective Tax Rate and Income Tax Expense

The following table summarizes the components of our effective tax rate:

(in millions)	2020	2019
Income before income taxes and equity in net income (loss) of unconsolidated entities	$283.0	$198.5
Equity in net income (loss) of unconsolidated entities	0.3	(0.9)
Total	$283.3	$197.6
Income tax expense	$59.7	$45.6
Effective tax rate	21.1%	23.1%

Our effective tax rate in 2020 was 21.1%, a decrease of 2.0 percentage points, compared with 23.1% in 2019. The decrease was primarily attributable to the non-taxable holding gain on the previously held equity interest in Sustainalytics offset by the M&A-related earn-outs that are not deductible for tax purposes.

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents, and investments of $464.2 million, up $96.7 million from the end of 2019. The increase reflects higher cash provided by operating activities offset primarily by $76.7 million of capital expenditures, $67.8 million of cash paid for the acquisitions, primarily for the acquisition of Sustainalytics, net debt repayments of $63.4 million, dividends paid of $51.4 million, and $41.9 million to repurchase common stock under our share repurchase program.

Cash provided by operating activities is our main source of cash. In 2020, cash provided by operating activities was $384.3 million, reflecting $345.4 million of net income, adjusted for non-cash items and $38.9 million in positive changes from our net operating assets and liabilities. Cash provided by operating activities increased $49.9 million, or 14.9%, in 2020.

On July 2, 2019, we entered into a new senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition, and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $100.8 million as of December 31, 2020 and a revolving credit facility borrowing availability of $300.0 million. See Note 3 of the Notes to our Consolidated
Financial Statements for additional information on our Credit Agreement.

On June 30, 2020, we entered into a new senior credit agreement that provides us with a $50.0 million 364-day senior revolving credit facility. This 364-day revolving facility was undrawn as of December 31, 2020.

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under its Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2020, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.3 million. See Note 3 of the Notes to our Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Credit Agreement, the 364-Day revolving credit facility, and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2020.

We believe our available cash balances and investments, along with cash generated from operations and our Credit Agreement, will be sufficient to meet our operating and cash needs for at least the next 12 months. We invest our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 60% of our cash, cash equivalents, and investments as of December 31, 2020 was held by our operations outside the U.S., down from about 70% as of December 31, 2019. The amount of accumulated undistributed earnings of our foreign subsidiaries was approximately $243.5 million as of December 31, 2020. We have not recorded deferred income taxes on the $243.5 million primarily because most of these earnings were previously subject to the one-time deemed mandatory repatriation tax under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act). In February 2019, we repatriated approximately $45.8 million of our foreign earnings to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock. The authorization expired on December 31, 2020.

As of December 31, 2020, we repurchased a total of 559,105 shares for $67.5 million under this authorization. On December 4, 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023.

In 2020, we also paid dividends of $51.4 million. In February 2021, our board of directors declared a quarterly dividend of 31.5 cents per share. The dividend is payable on April 30, 2021 to shareholders of record as of April 9, 2021. While subsequent dividends will be subject to board approval, we expect to make regular quarterly dividend payments of 31.5 cents per share in 2021.

We expect to continue making capital expenditures in 2021, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations. We continue to adopt more public cloud and software-as-a-service applications for new initiatives and are in the process of migrating relevant parts of our data centers to the public cloud over the next several years. During this migration, we expect to run certain applications and infrastructure in parallel. These actions will have some transitional effects on our level of capital expenditures and operating expenses.

We also expect to use a portion of our cash and investments balances in the first quarter of 2021 to make annual bonus payments of approximately $86.7 million related to the 2020 bonus compared to $83.4 million in 2019.

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

(in millions)	2020	2019	Change
Cash provided by operating activities	$384.3	$334.4	14.9%
Capital expenditures	(76.7)	(80.0)	(4.1)%
Free cash flow	$307.6	$254.4	20.9%

We generated free cash flow of $307.6 million in 2020, an increase of $53.2 million compared with 2019. The change reflects a $49.9 million increase in cash provided by operating activities as well as a $3.3 million decrease in capital expenditures. Cash provided by operating activities increased primarily due to higher cash earnings in 2020 compared to 2019.

Acquisitions

We paid a total of $750.1 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions in Note 8 of the Notes to our Consolidated Financial Statements.

We paid a total of $15.6 million related to additional investments in unconsolidated entities over the past three years. We describe these investments in Note 10 of the Notes to our Consolidated Financial Statements.

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

Most of our revenue comes from the sale of subscriptions for data, software, and Internet-based products and services. We recognize this revenue in equal amounts over the term of the subscription or license, which generally ranges from one to three years. Our license-based revenue represents subscription services available to customers and not a license under the accounting guidance. We also provide research, investment management, retirement advice, and other services. We recognize this revenue when the service is provided or during the service obligation period defined in the contract.

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

Deferred revenue is the amount collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. Deferred revenue totaled $340.3 million at the end of 2020 (of which $306.8 million was classified as a current liability with an additional $33.5 million included in other long-term liabilities). We expect to recognize this deferred revenue in future periods as we fulfill our service obligations under our subscription and service agreements.

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
Determining the fair value of intangible assets requires significant management judgment in the following areas:
•Identify the acquired intangible assets: For each acquisition, we identify the intangible assets acquired. These intangible assets generally consist of customer relationships, trademarks and trade names, technology-related intangibles (including internally developed software and databases), and in certain acquisitions, noncompete agreements.
•Estimate the fair value of these intangible assets: We may consider various approaches to value the intangible assets. These include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with another asset of like utility by applying the reproduction cost method or replacement cost method; the market approach, which values the asset through an analysis of sales and offerings of comparable assets which can be adjusted to reflect differences between the investment or asset being valued and the comparable investments or assets, such as historical financial condition and performance, expected economic benefits, time and terms of sale, utility, and physical characteristics, and the income approach, which measures the value of an asset based on the present value of the economic benefits it is expected to produce utilizing inputs such as estimated future cash flows based on forecasted revenue growth rates and EBITDA margins, estimated attritions rate and weighted average cost of capital and discount rate assumptions.
•Estimate the remaining useful life of the assets: For each intangible asset, we use judgment and assumptions to establish the remaining useful life of the asset. For example, for customer relationships, we determine the estimated useful life with reference to observed customer attrition rates. For technology-related assets such as databases, we make judgments about the demand for current data and historical metrics in establishing the remaining useful life. For internally developed software, we estimate an obsolescence factor associated with the software.
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

We recognize the fair value of any contingent payments at the date of acquisition as part of the consideration transferred to acquire a business. Contingent payments are recognized at fair value at the date of acquisition using a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition considering factors that may impact the timing and amount of contingent payments until the term of the agreement has expired or the contingency is resolved. Any changes in the fair value measurement will be recorded in our Consolidated Statements of Income. In evaluating the characterization of contingent and deferred payments, we analyze relevant factors, including the nature of the payment, continuing employment requirements, incremental payments to employees of the acquired business, and timing and rationale underlying the transaction, to determine whether the payments should be accounted for as additional purchase consideration or post-combination related services.
We believe the accounting estimates related to purchase price allocations, subsequent goodwill impairment testing, and contingent payments are critical accounting estimates because changes in these assumptions could materially affect the amounts and classifications of assets and liabilities presented in our Consolidated Balance Sheets, as well as the amount of amortization and depreciation expense, if any, recorded in our Consolidated Statements of Income.
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

As of December 31, 2020, we had gross deferred tax assets of $73.3 million and gross deferred tax liabilities of $167.3 million. The deferred tax assets include $7.9 million of deferred tax assets related to $33.3 million of net operating losses (NOLs) of our non-U.S. operations. In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a valuation allowance against $8.8 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of the NOLs will not be realized. We have not recorded a valuation allowance against the U.S. federal NOLs of $0.6 million because we expect the benefit of the U.S. federal NOLs to be fully utilized before expiration.

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

We use judgment to classify unrecognized tax benefits as either current or non-current liabilities in our Consolidated Balance Sheets. Settlement of any particular issue would usually require the use of cash. We generally classify liabilities associated with unrecognized tax benefits as non-current liabilities. It typically takes several years between our initial tax return filing and the final resolution of any uncertain tax positions with the tax authority. We recognize favorable resolutions of tax matters for which we have previously established reserves as a reduction to our income tax expense when the amounts involved become known.

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

Recently Issued Accounting Pronouncements

Refer to Note 18 of the Notes to our Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2020.

Contractual Obligations

The table below shows our known contractual obligations as of December 31, 2020, and the expected timing of cash payments related to these contractual obligations:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Minimum commitments on non-cancelable operating lease obligations (1)	$47.3	$32.0	$27.8	$21.9	$19.8	$56.3	$205.1
Minimum payments related to long-term financing agreements	1.1	—	—	—	—	—	1.1
Minimum payments on Credit Agreement and 2030 Notes (2)	9.6	9.5	9.5	99.7	8.1	390.6	527.0
Unrecognized tax benefits (3)	7.6	—	—	—	—	—	7.6
Total	$65.6	$41.5	$37.3	$121.6	$27.9	$446.9	$740.8

(1) The non-cancelable operating lease obligations are mainly for office space.

(2) The minimum payments on the term facility, revolving credit facilities, and the 2030 Notes reflect outstanding principal balance of $449.1 million and an estimate for interest and commitment fees.

(3) Represents unrecognized tax benefits (including penalties and interest, less the impact of any associated tax benefits). The amount included in the table represents items that may be resolved through settlement of tax audits during 2021. The table excludes $5.1 million of unrecognized tax benefits, included as a long-term liability in our Consolidated Balance Sheet as of December 31, 2020, for which we cannot make a reasonably reliable estimate of the period of payment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of December 31, 2020, our cash, cash equivalents, and investments balance was $464.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. Based on December 31, 2020 estimated LIBOR rates, we estimate a 100 basis-point change in the LIBOR rate would have a $1.0 million impact on an annualized basis.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the U.S. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2020:

(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of December 31, 2020	0.7709	1.3651	0.7849	1.2266	n/a

Foreign denominated percentage of revenue	3.2%	8.5%	7.3%	5.5%	5.7%
Foreign denominated percentage of operating income (loss)	2.7%	1.3%	11.5%	(1.7)%	(24.7)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(5.0)	$(12.5)	$(10.7)	$(8.1)	$(8.4)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.7)	$(0.3)	$(2.6)	$0.3	$5.4

The table below shows our net investment exposure in foreign currencies as of December 31, 2020:

(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$82.5	$336.5	$461.0	$230.1	$218.9
Less: liabilities	35.3	84.4	234.1	179.6	22.6
Net currency position	$47.2	$252.1	$226.9	$50.5	$196.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.7)	$(25.2)	$(22.7)	$(5.1)	$(19.6)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of sufficiency of audit evidence over revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has recorded $1,389.5 million in revenues, of which $934.9 million was related to licensed-based products, $223.8 million was related to asset-based products, and $230.8 million was related to transaction-based products, for the year ended
December 31, 2020. These disaggregated portions of revenue contain multiple product revenue streams. The
Company’s process to account for and recognize revenue differs between certain revenue streams.

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

The following are the primary procedures we performed to address this critical audit matter. We used auditor judgment to determine the nature and extent of procedures to be performed, including the determination of the revenue streams over which those procedures were performed. For product revenue streams where procedures were performed, we:
•evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes
•evaluated the Company’s revenue recognition accounting policies
•selected revenue transactions and assessed recorded amounts by comparing them for consistency with underlying documentation, including the customer contract
•evaluated certain revenue transactions for consistency with the Company’s accounting policies, as applicable, including timing of revenue recognition

In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort over revenue.

Evaluation of acquisition-date fair value of contingent consideration

As discussed in Notes 2 and 8 to the consolidated financial statements, on July 2, 2020 the Company acquired the remaining 60% of Sustainalytics in a business combination. The acquisition agreement included a contingent consideration provision, a portion of which was additional purchase consideration, and the remainder of which was considered compensation expense. The acquisition date contingent consideration fair value is
$75.2 million, a portion of which was accounted for as acquisition consideration and a portion as compensation expense.

We identified the evaluation of the acquisition-date fair value of the contingent consideration as a critical audit matter. A higher degree of auditor judgment was required in evaluating forecasted revenue growth rates used as changes could have a significant impact on the determination of fair value.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls within the Company’s acquisition-date fair value of contingent consideration process, including controls over the forecasted revenue growth rates. We assessed the reasonableness of forecasted revenue growth rates by comparing them to historical actual results, publicly available relevant competitor data, and subsequent actual results.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Morningstar, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Sustainalytics on July 2, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the internal control over financial reporting of the operations of the acquired business. The total excluded assets and revenues of the acquired business are less than 5% of consolidated financial statement assets and revenues as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the company also excluded an evaluation of the internal control over financial reporting of Sustainalytics.

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

/s/ KPMG LLP
Chicago, Illinois
February 26, 2021

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31 (in millions except per share amounts)	2020	2019	2018
Revenue	$1,389.5	$1,179.0	$1,019.9

Operating expense:
Cost of revenue	556.4	483.1	411.1
Sales and marketing	206.4	177.9	148.5
General and administrative	272.0	210.7	147.8
Depreciation and amortization	139.5	117.7	96.7
Total operating expense	1,174.3	989.4	804.1

Operating income	215.2	189.6	215.8

Non-operating income:
Interest expense, net	(9.5)	(8.7)	(1.8)
Realized gains on sale of investments, reclassified from other comprehensive income	2.1	1.2	1.0
Gain on sale of a product line	—	—	10.5
Gain on sale of equity method investments	30.0	19.5	5.6
Holding gain on previously held equity interest	50.9	—	—
Other (expense) income, net	(5.7)	(3.1)	1.8
Non-operating income, net	67.8	8.9	17.1

Income before income taxes and equity in net income (loss) of unconsolidated entities	283.0	198.5	232.9

Equity in net income (loss) of unconsolidated entities	0.3	(0.9)	(2.1)

Income tax expense	59.7	45.6	47.8

Consolidated net income	$223.6	$152.0	$183.0

Net income per share:
Basic	$5.22	$3.56	$4.30
Diluted	$5.18	$3.52	$4.25

Dividends per common share:
Dividends declared per common share	$1.22	$1.14	$1.03
Dividends paid per common share	$1.20	$1.12	$1.00

Weighted average shares outstanding:
Basic	42.9	42.7	42.6
Diluted	43.2	43.2	43.0

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Year ended December 31 (in millions)	2020	2019	2018
Consolidated net income	$223.6	$152.0	$183.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	37.3	11.5	(26.6)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2.9	3.8	(1.0)
Reclassification of gains included in net income	(1.6)	(0.9)	(0.8)
Other comprehensive income (loss)	38.6	14.4	(28.4)

Comprehensive income	$262.2	$166.4	$154.6

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in millions except share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$422.5	$334.1
Investments	41.7	33.4
Accounts receivable, less allowance for credit losses of $4.2 million and $4.1 million, respectively	205.1	188.5
Income tax receivable	2.2	6.3
Deferred commissions	21.1	16.9
Other current assets	37.4	24.0
Total current assets	730.0	603.2
Goodwill	1,205.0	1,039.1
Intangible assets, net	380.1	333.4
Property, equipment, and capitalized software, net	155.1	154.7
Operating lease assets	147.7	144.8
Investments in unconsolidated entities	32.6	59.6
Deferred tax asset, net	12.6	10.7
Deferred commissions	18.5	13.5
Other assets	14.4	11.9
Total assets	$2,696.0	$2,370.9

Liabilities and equity
Current liabilities:
Deferred revenue	$306.8	$250.1
Accrued compensation	169.2	137.5
Accounts payable and accrued liabilities	64.5	58.9
Current portion of long-term debt	—	11.0
Operating lease liabilities	39.9	35.8
Contingent consideration liability	35.0	—
Other current liabilities	11.1	2.5
Total current liabilities	626.5	495.8
Operating lease liabilities	137.7	138.7
Accrued compensation	35.1	12.1
Deferred tax liabilities, net	108.9	95.0
Long-term debt	449.1	502.1
Deferred revenue	33.5	32.2
Other long-term liabilities	33.8	11.4
Total liabilities	$1,424.6	$1,287.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,898,158 and 42,848,359 shares were outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock at cost, 11,135,446 and 10,840,173 shares as of December 31, 2020 and December 31, 2019, respectively	(767.3)	(728.7)
Additional paid-in capital	671.3	655.0
Retained earnings	1,389.4	1,217.9
Accumulated other comprehensive loss:
Currency translation adjustment	(25.7)	(63.0)
Unrealized gain on available-for-sale investments	3.7	2.4
Total accumulated other comprehensive loss	(22.0)	(60.6)
Total equity	1,271.4	1,083.6
Total liabilities and equity	$2,696.0	$2,370.9

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity
Balance as of December 31, 2017	42,547,707	$—	$(708.2)	$601.0	$958.7	$(46.6)	$804.9

Cumulative effect of accounting change related to the adoption of ASU No. 2014-09		—	—	—	17.0	—	17.0
Net income		—	—	—	183.0	—	183.0
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax of $0.7		—	—	—	—	(1.0)	(1.0)
Reclassification of adjustments for gains included in net income, net of income tax of $0.3		—	—	—	—	(0.8)	(0.8)
Foreign currency translation adjustment, net		—	—	—	—	(26.6)	(26.6)
Other comprehensive loss, net		—	—	—	—	(28.4)	(28.4)

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net	278,656	—	2.3	(15.5)	—	—	(13.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	4.5	—	—	4.5
Stock-based compensation — restricted stock units		—	—	19.8	—	—	19.8
Stock-based compensation — performance share awards		—	—	10.2	—	—	10.2
Stock-based compensation — market stock units		—	—	1.7	—	—	1.7
Common shares repurchased	(202,245)	—	(20.9)	—	—	—	(20.9)
Dividends declared ($1.03 per share)		—	—	—	(43.9)	—	(43.9)
Balance as of December 31, 2018	42,624,118	—	(726.8)	621.7	1,114.8	(75.0)	934.7

Net income		—	—	—	152.0	—	152.0
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of tax of $1.3		—	—	—	—	3.8	3.8
Reclassification of adjustments for gains included in net income, net of income tax of $0.3		—	—	—	—	(0.9)	(0.9)
Foreign currency translation adjustment, net		—	—	—	—	11.5	11.5
Other comprehensive loss, net		—	—	—	—	14.4	14.4

Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	266,176	—	2.7	(17.9)	—	—	(15.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.8	—	—	6.8
Stock-based compensation — restricted stock units		—	—	20.4	—	—	20.4
Stock-based compensation — performance share awards		—	—	20.6	—	—	20.6
Stock-based compensation — market stock units		—	—	3.4	—	—	3.4
Common shares repurchased	(41,935)	—	(4.6)	—	—	—	(4.6)
Dividends declared ($1.14 per share)		—	—	—	(48.9)	—	(48.9)
Balance as of December 31, 2019	42,848,359	—	(728.7)	655.0	1,217.9	(60.6)	1,083.6

Net income		—	—	—	223.6	—	223.6
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.9		—	—	—	—	2.9	2.9
Reclassification of adjustments for gains included in net income, net of income tax of $0.5		—	—	—	—	(1.6)	(1.6)
Foreign currency translation adjustment, net		—	—	—	—	37.3	37.3
Other comprehensive income, net		—	—	—	—	38.6	38.6
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	364,724	—	3.3	(26.4)	—	—	(23.1)
Reclassification of awards previously liability-classified that were converted to equity			—	6.1	—	—	6.1
Stock-based compensation — restricted stock units		—	—	22.2	—	—	22.2
Stock-based compensation — performance share awards		—	—	10.2	—	—	10.2
Stock-based compensation — market stock units		—	—	4.2	—	—	4.2
Common shares repurchased	(314,925)	—	(41.9)	—	—	—	(41.9)
Dividends declared ($1.22 per share)		—	—	—	(52.1)	—	(52.1)
Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31 (in millions)	2020	2019	2018
Operating activities
Consolidated net income	$223.6	$152.0	$183.0
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	139.5	117.7	96.7
Deferred income taxes	(6.7)	(6.0)	(1.1)
Stock-based compensation expense	36.6	44.4	31.7
Provision for bad debt	2.8	2.3	2.5
Equity in net (income) loss of unconsolidated entities	(0.3)	0.9	2.1
Gain on sale of a product line	—	—	(10.5)
Gain on sale of equity method investments	(30.0)	(19.5)	(5.6)
Holding gain on previously held equity interest	(50.9)	—	—
Acquisition earn-out	27.8	—	—
Other, net	3.0	1.1	(2.5)
Changes in operating assets and liabilities
Accounts receivable	(9.2)	11.3	(29.6)
Accounts payable and accrued liabilities	(9.5)	3.2	6.0
Accrued compensation and deferred commissions	18.2	17.1	15.6
Income taxes, current	8.0	(11.6)	(12.4)
Deferred revenue	29.5	28.1	28.6
Other assets and liabilities	1.9	(6.6)	10.3
Cash provided by operating activities	384.3	334.4	314.8

Investing activities
Purchases of investment securities	(56.4)	(36.2)	(35.7)
Proceeds from maturities and sales of investment securities	46.9	35.8	51.2
Capital expenditures	(76.7)	(80.0)	(76.1)
Acquisitions, net of cash acquired	(67.8)	(681.9)	(0.4)
Proceeds from sale of a product line	—	—	10.5
Proceeds from sale of equity method investments, net	35.2	17.6	7.9
Purchases of equity- and cost-method investments	(6.7)	(1.5)	(7.4)
Other, net	1.7	(0.1)	0.1
Cash used for investing activities	(123.8)	(746.3)	(49.9)

Financing activities
Common shares repurchased	(41.9)	(4.9)	(20.9)
Dividends paid	(51.4)	(47.8)	(42.6)
Proceeds from revolving credit facility	60.0	610.0	—
Repayment of revolving credit facility	(130.0)	(160.0)	(110.0)
Proceeds from 2030 Notes	350.0	—	—
Repayment of term facility	(343.4)	(5.6)	—
Proceeds from stock-option exercises	1.9	0.2	0.1
Employee taxes withheld for restricted stock units	(25.1)	(15.2)	(13.3)
Other, net	(2.3)	(3.0)	(2.1)
Cash provided by (used for) financing activities	(182.2)	373.7	(188.8)

Effect of exchange rate changes on cash and cash equivalents	10.1	3.0	(15.0)
Net increase (decrease) in cash and cash equivalents	88.4	(35.2)	61.1
Cash and cash equivalents—beginning of period	334.1	369.3	308.2
Cash and cash equivalents—end of period	$422.5	$334.1	$369.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$58.2	$63.3	$67.0
Cash paid for interest	$11.1	$11.0	$3.7
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$1.8	$3.9	$(2.7)

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our, the company) provide independent investment research for investors around the world. We offer an extensive line of products and services for individual investors, financial advisors, asset managers, retirement plan providers and sponsors, and private market/venture capital investors. We have operations in 29 countries.

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects our team members, customers, suppliers, and global markets. Since the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the year ended December 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. On December 27, 2020, an additional stimulus was approved as part of the Consolidated Appropriations Act, 2021 (CAA). Many of the more recent coronavirus relief provisions are extensions and modifications of CARES Act provisions. The CARES Act and CAA had no impact on our consolidated financial statements for the year ended December 31, 2020. We continue to monitor any effects that may result from the CARES Act, CAA, and other similar legislation or governmental actions in geographies in which our business operates.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash and investments with original maturities of three months or less. We state them at cost, which approximates fair value. We state the portion of our cash equivalents that are invested in money market funds at fair value, as these funds are actively traded and have quoted market prices.

Investments. We account for our investments in accordance with FASB ASC 320, Investments—Debt and Equity Securities (FASB ASC 320). We classify our investments into three categories: held-to-maturity, trading, and available-for-sale.

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

We provide additional information about our cash equivalents and investments that are subject to FASB ASC 820 in Note 7.

Concentration of Credit Risk. For the years ended December 31, 2020, 2019, and 2018, no single customer represented 5% or more of our consolidated revenue. If receivables from our customers become delinquent, we begin a collections process. We maintain an allowance for credit losses based on our estimate of the probable losses of accounts receivable.

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

The table below summarizes our depreciation expense related to capitalized developed software for the past three years:

(in millions)	2020	2019	2018
Capitalized developed software depreciation expense	$53.9	$61.1	$42.8

The table below summarizes our capitalized software development costs for the past three years:

(in millions)	2020	2019	2018
Capitalized software development costs	$60.3	$64.8	$53.5

Business Combinations. When we acquire a business, we account for the business combination in accordance with FASB ASC 805, Business Combinations (FASB ASC 805). We recognize and measure the fair value of the acquired business and allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The difference between the purchase price and the estimated fair value of the net assets acquired or the excess of the aggregate estimated fair values of assets acquired and liabilities assumed is recorded as goodwill. In determining the estimated fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including discounted cash flow, Monte Carlo simulations, and relief from royalty. For a business combination achieved in stages, we remeasure our previously held equity interest immediately before the acquisition to the acquisition date fair value and recognize any gain in our Consolidated Statements of Income.

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions, divestitures, and the effect of foreign currency translations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. We performed annual impairment reviews in the fourth quarter of 2020 and 2019. We did not record any impairment losses in 2020, 2019, and 2018.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to twenty years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2020, 2019, and 2018.

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

License-based revenue, which represents subscription services available to customers and not a license under the accounting guidance, is generated through subscription contracts entered into with our customers of Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Enterprise Components, PitchBook Data, Sustainalytics, and other similar products. Our performance obligations under these contracts are typically satisfied over time, as the customer has access to the service during the term of the subscription license and the level of service is consistent during the contract period. Each individual day within the contract period is viewed to be a service and the entirety of the service subscription term is determined to be a series combined into a single performance obligation and recognized over-time and on a straight-line basis, typically over terms of 1 to 3 years.

Asset-based revenue is generated through consulting service contracts with our customers of Morningstar Investment Management, Workplace Solutions, and Morningstar Indexes. Our performance obligations under these contracts are a daily asset management performance obligation, which is determined to be a daily service and thus satisfied over time as the customer receives continuous access to a service for the contract term. We recognize revenue daily over the contract term based on the value of assets under management and a tiered fee agreed to with the customer (typically in a range of 30-55 basis points of the customer’s average daily portfolio balance). Asset-based arrangements typically have a term of 1 to 3 years. The fees from such arrangements represent variable consideration, and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets, or significant disruptions in the market, are evaluated to determine if revisions on estimates of earned asset-based fees for the current quarter are needed. An estimate of the average daily portfolio balance is included in determining revenue for a given period. Estimates are based on the most recently reported quarter, and, as a result, it is unlikely a significant reversal of revenue would occur.

Transaction-based revenue is generated through contracts with our customers for DBRS Morningstar products and services, Internet advertising on Morningstar.com, and Morningstar-sponsored conferences. Our performance obligations for DBRS Morningstar include the issuance of the rating and may include surveillance services for a period of time as agreed with the customer. We allocate the transaction price to the deliverables based on their relative selling price, which is generally based on the price we charge when the same deliverable is sold separately. Our performance obligation for the issuance of the rating is satisfied when the rating is issued, which is when we recognize the related revenue. Our performance obligations for surveillance services is satisfied over time, as the customer has access to the service during the surveillance period and the level of service is consistent during the contract period. Therefore, we recognize revenue for this performance obligation on a straight-line basis. Our performance obligations for Internet advertising and Morningstar-sponsored conferences are satisfied as the service is delivered; therefore, we recognize revenue when the performance obligation is satisfied (as the customer’s advertisements are displayed and at the completion of the Morningstar-sponsored conference).

Our contracts with customers may include multiple performance obligations. For most of these arrangements, we generally allocate revenue to each performance obligation based on its estimated standalone selling price. We generally determine standalone selling prices based on prices charged to customers when the same performance obligation is sold separately.

Our contracts with customers may include third-party involvement in providing goods or services to the customer. The inclusion of third-party content does not result in separate performance obligations because is it not delivered separately from the other service offerings. In these arrangements, the customer has contracted to receive a single, integrated and bundled solution with third-party and Morningstar content delivered via Morningstar’s subscription services. Revenue and related costs of revenue from third-party content is presented on a gross basis within the consolidated financial statements.

Deferred revenue represents the portion of licenses or subscriptions billed or collected in advance of the service being provided which we expect to recognize as revenue in future periods.

Sales Commissions. Under prior accounting standards, the Company expensed sales incentive compensation costs, (sales commissions) as incurred. Upon adoption of ASC Topic 606 and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, on January 1, 2018, we began capitalizing sales commissions, which are considered directly attributable to obtaining a customer contract. Such costs are capitalized using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of December 31, 2020, the period of transfer was determined to be approximately two to three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation (FASB ASC 718). Our stock-based compensation expense reflects grants of restricted stock units, performance share awards, market stock units, and stock options. We measure the fair value of our restricted stock units, restricted stock, and performance share awards on the grant date based on the closing market price of Morningstar's common stock on the day prior to the grant. For market stock units, we estimate the fair value of the awards using a Monte Carlo valuation model. For stock options, we estimate the fair value of our stock options on the date of grant using the Black-Scholes option-pricing model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

We estimate expected forfeitures of all employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience and adjust the estimated forfeitures to actual forfeiture experience, as needed.

Income Taxes. We record deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and tax purposes in accordance with ASC 740. ASC 740 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

We recognize interest and penalties related to unrecognized tax benefits as part of income tax expense in our Consolidated Statements of Income. We classify liabilities related to unrecognized tax benefits as either current or long-term liabilities in our Consolidated Balance Sheet, depending on when we expect to make payment.

Leases. We account for our right-of-use assets and operating lease liabilities in accordance with FASB ASC 842, Leases (FASB ASC 842). We determine if a contract is or contains a lease at the inception of the contract. For identified operating leases, we recognize a lease liability and right-of-use asset on the consolidated balance sheet. The right-of-use asset represents our right to use an underlying asset for the lease term, and the operating lease liability represents the Company's obligation to make lease payments.

Our lease agreements consist primarily of real estate leases for office space and non-real estate leases for office equipment. In cases where an agreement contains both a lease and non-lease component, we do not allocate consideration to both components, but account for each as a single lease component by class of underlying asset. There are few instances of short-term agreements in our lease portfolio, which are typically arranged as needed and paid on a month-to-month basis. These leases are not recognized on the Consolidated Balance Sheet, but monthly lease expense is recognized on the Consolidated Statements of Income.

Right-of-Use assets and operating lease liabilities are measured using the present value of future lease payments of the lease term at the commencement date. Right-of-use assets also include initial direct costs incurred by the Company, net of pre-payments and lease incentives. In the absence of an explicit rate in the lease agreement, the discount rate used to calculate present value is equal to the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the life of the lease and is included in general and administrative expenses on the Consolidated Statements of Income.

3. Credit Arrangements

Debt

The following table summarizes our total debt and long-term debt as of December 31, 2020 and December 31, 2019.

(in millions)	As of December 31, 2020	As of December 31, 2019
Term Facility, net of unamortized debt issuance costs of $0.1 million and $1.3 million	$100.8	$443.1
Revolving Credit Facility	—	70.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.7 million	348.3	—
Total debt	$449.1	$513.1
Less: Current portion of long-term debt, net of unamortized debt issuance costs of $0.3 million	—	11.0
Long-term debt	$449.1	$502.1

Credit Agreement

In connection with the acquisition of Ratings Acquisition Corp (DBRS) on July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of December 31, 2020, our total outstanding debt under the Credit Agreement was $100.8 million with borrowing availability of $300.0 million under the Revolving Credit Facility.

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
The portions of deferred debt issuance costs related to the Revolving Credit Facility are included in other current and other non-current assets, and the portion of deferred debt issuance costs related to the Term Facility is reported as a reduction to the carrying amount of the Term Facility. Amortization of debt issuance costs related to the Revolving Credit Facility are amortized on a straight-line basis to interest expense over the term of the Credit Agreement. Amortization of debt issuance costs related to the Term Facility are amortized to interest expense using the effective interest method over the term of the Credit Agreement.

364-Day Revolving Credit Facility

On June 30, 2020, we entered into a 364-day revolving credit facility (364-Day Revolving Credit Facility) providing for borrowings in an aggregate principal amount of up to $50.0 million. The proceeds of such borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose. As of December 31, 2020, no borrowings were outstanding.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2020, our total outstanding debt under the 2030 Notes was $348.3 million.

Compliance with Covenants

Each of the Credit Agreement, the 364-Day Revolving Credit Facility, and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2020.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

(in millions, except per share amounts)	2020	2019	2018
Basic net income per share:
Consolidated net income	$223.6	$152.0	183.0

Weighted average common shares outstanding	42.9	42.7	42.6

Basic net income per share	$5.22	$3.56	$4.30

Diluted net income per share:
Consolidated net income	$223.6	$152.0	$183.0

Weighted average common shares outstanding	42.9	42.7	42.6
Net effect of dilutive stock options and restricted stock units	0.3	0.5	0.4
Weighted average common shares outstanding for computing diluted income per share	43.2	43.2	43.0

Diluted net income per share	$5.18	$3.52	$4.25

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

5. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31
(in millions)	2020	2019	2018
License-based	$934.9	$812.7	$751.6
Asset-based	223.8	211.6	200.4
Transaction-based	230.8	154.7	67.9
Consolidated revenue	$1,389.5	$1,179.0	$1,019.9

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 1 to 3 years and are accounted for as subscription services available to customers and not as a license under the accounting guidance. License-based revenue is generated from the sale of Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, PitchBook, Sustainalytics, and other similar products.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term. Asset-based arrangements typically have a term of 1 to 3 years. Asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets and significant disruptions in the market are evaluated to determine whether estimates of earned asset-based fees need to be revised for the current quarter. The timing of client asset reporting and the structure of certain contracts can result in a one-quarter lag between market movements and the impact on earned revenue. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue is generated by Investment Management, Workplace Solutions, and Morningstar Indexes.

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of December 31, 2020 had a net increase of $58.0 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $229.8 million of revenue in 2020 that was included in the contract liabilities balance as of December 31, 2019.

We expect to recognize revenue related to our contract liabilities for 2021 and subsequent years as follows:

(in millions)	As of December 31, 2020
2021	$571.8
2022	153.6
2023	51.8
2024	16.2
2025	6.3
Thereafter	33.1
Total	$832.8

The aggregate amount of revenue we expect to recognize for 2021 and subsequent years is higher than our contract liability balance of $340.3 million as of December 31, 2020. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have partially satisfied performance obligations.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our licensed-based, asset-based, and transaction-based contracts as of December 31, 2020. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of December 31, 2020, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be enacted causing the contract term to be less than one year from December 31, 2020. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses and deferred commissions.

The following table summarizes our contract assets balance:

	As of December 31
(in millions)	2020	2019
Accounts receivable, less allowance for credit losses	$205.1	$188.5
Deferred commissions	39.6	30.4
Total contract assets	$244.7	$218.9

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

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets, by geographical area:

Revenue by geographical area
	Year ended December 31
(in millions)	2020	2019	2018
United States	$970.8	$866.4	$764.2

Asia	33.6	27.9	24.5
Australia	45.6	39.5	40.9
Canada	101.5	56.9	30.7
Continental Europe	113.8	88.0	81.2
United Kingdom	117.5	93.9	72.4
Other	6.7	6.4	6.0
Total International	418.7	312.6	255.7

Consolidated revenue	$1,389.5	$1,179.0	$1,019.9

Property, equipment, and capitalized software, net by geographical area
	As of December 31
(in millions)	2020	2019
United States	$127.0	$131.2

Asia	7.5	6.6
Australia	3.7	4.2
Canada	2.9	2.9
Continental Europe	6.2	2.3
United Kingdom	7.3	6.9
Other	0.5	0.6
Total International	28.1	23.5

Consolidated property, equipment, and capitalized software, net	$155.1	$154.7

Operating lease assets by geographical area
	As of December 31
(in millions)	2020	2019
United States	$89.2	$86.4

Asia	12.6	20.2
Australia	5.2	5.8
Canada	7.4	7.5
Continental Europe	17.0	6.3
United Kingdom	15.6	17.9
Other	0.7	0.7
Total International	58.5	58.4

Consolidated operating lease assets	$147.7	$144.8

The long-lived assets by geographical area table does not include deferred commissions, non-current as the balance is not material.

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

	As of December 31
(in millions)	2020	2019
Available-for-sale	$40.5	$25.8
Held-to-maturity	1.2	2.3
Trading securities	—	5.3
Total	$41.7	$33.4

The following table shows the cost, unrealized gains, and fair values related to investments classified as available-for-sale and held-to-maturity:

	As of December 31, 2020				As of December 31, 2019
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-sale:
Equity securities and exchange-traded funds	$24.6	$4.2	$—	$28.8	$19.0	$2.9	$—	$21.9
Mutual funds	10.0	0.8	—	10.8	3.7	0.2	—	3.9
Marketable debt securities	0.9	—	—	0.9	—	—	—	—
Total	$35.5	$5.0	$—	$40.5	$22.7	$3.1	$—	$25.8

Held-to-maturity:
Certificates of deposit	$1.2	$—	$—	$1.2	$2.3	$—	$—	$2.3
Total	$1.2	$—	$—	$1.2	$2.3	$—	$—	$2.3

As of December 31, 2020 and December 31, 2019, investments with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as available-for-sale and held-to-maturity based on their contractual maturities as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020		As of December 31, 2019
(in millions)	Cost	Fair Value	Cost	Fair Value
Available-for-sale:
Equity securities, exchange-traded funds, mutual funds, and marketable debt securities	$35.5	$40.5	$22.7	$25.8
Total	$35.5	$40.5	$22.7	$25.8

Held-to-maturity:
Due in one year or less	$1.2	$1.2	$2.3	$2.3
Due in one to three years	—	—	—	—
Total	$1.2	$1.2	$2.3	$2.3

The following table shows the realized gains and losses arising from sales of our investments classified as available-for-sale recorded in our Consolidated Statements of Income:

(in millions)	2020	2019	2018
Realized gains	$2.1	$1.2	$1.8
Realized losses	—	—	(0.8)
Realized gains, net	$2.1	$1.2	$1.0
We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized (losses) gains on trading securities as recorded in our Consolidated Statements of Income:

(in millions)	2020	2019	2018
Unrealized (losses) gains, net	$(0.4)	$0.6	$(0.2)

The table below shows the fair value of our assets and liabilities subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy:

Level 1:Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2:Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3:Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	Fair Value	Fair Value Measurements as of December 31, 2020
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2020	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale investments
Equity securities and exchange-traded funds	$28.8	$28.8	$—	$—
Mutual funds	10.8	10.8	—	—
Marketable debt securities	0.9	0.9	—	—
Cash equivalents	0.8	0.8	—	—
Financial liabilities:
Contingent consideration	53.7	—	—	53.7
Total	$95.0	$41.3	$—	$53.7

	Fair Value	Fair Value Measurements as of December 31, 2019
	as of	Using Fair Value Hierarchy
(in millions)	December 31, 2019	Level 1	Level 2	Level 3
Financial assets:
Available-for-sale investments
Equity securities and exchange-traded funds	$21.9	$21.9	$—	$—
Mutual funds	3.9	3.9	—	—
Trading securities	5.3	5.3	—	—
Cash equivalents	0.9	0.9	—	—
Total	$32.0	$32.0	$—	$—

Based on our analysis of the nature and risks of our investments in equity securities, mutual funds, marketable debt instruments, and exchange-traded funds, we have determined that presenting each of these investment categories in the aggregate is appropriate.

We measure the fair value of money market funds, mutual funds, equity securities, marketable debt securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 or Level 3 as of December 31, 2020 and December 31, 2019.

Financial liabilities that are classified as Level 3 within the fair value hierarchy include contingent consideration liabilities of $53.7 million that reflect potential future payments that are contingent upon the achievement of certain revenue metrics related to our acquisition of Sustainalytics. This additional purchase consideration, which is contingent, is recognized at fair value at the date of acquisition using a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, and is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings. At December, 31, 2020, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates.

8. Acquisitions, Goodwill, and Other Intangible Assets

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

Consideration related to the acquisition consists of an initial cash payment of $61.2 million and contingent payments with an acquisition date fair value of $75.2 million, a portion of which is treated as additional purchase consideration and the remainder, which is sometimes referred to as an earn-out, is accounted for and described as compensation expense for purpose of the following discussion and disclosure. The acquisition date fair values of the additional purchase consideration and compensation were $47.4 million and $27.8 million, respectively. The contingent payments are due on the first and second anniversaries of the acquisition date, and each payment is determined based on a multiple of Sustainalytics' revenues for the years ended December 31, 2020 and 2021, respectively, which are also the measurement periods for determining the final payments. We used a Monte Carlo simulation to arrive at the estimated fair values of the contingent payments at the acquisition date. At subsequent balance sheet dates, the additional purchase consideration, including contingent payments, will continue to be measured at fair value and is classified as "Contingent consideration liability" and "Other long-term liabilities" on our Consolidated Balance Sheet as of December 31, 2020. The compensation will be measured based on probability weighted future benefits expected to be paid, and is reflected in "Current liabilities - Accrued compensation" and "Accrued Compensation" on our Consolidated Balance Sheet as of December 31, 2020. At December 31, 2020, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates.

The book value of our 40% ownership interest immediately prior to the acquisition date was $24.5 million, and we recorded a $50.9 million non-cash holding gain for the difference between the fair value and the book value of our previously held equity interest. The acquisition of the additional 60% interest was considered an acquisition achieved in stages and resulted in the remeasurement of the previously held equity interest to fair value. The Company determined the fair value of the previously held equity interest using a discounted cash flow analysis (an income approach) based on projected cash flows for Sustainalytics combined with other valuation approaches and considerations to estimate total purchase consideration, which was divided by fully diluted outstanding shares to determine the fair value per share. The fair value per share was then applied to the shares of Sustainalytics held by the Company to derive the acquisition date fair value of the previously held equity interest. The gain is classified as "Holding gain on previously held equity interest" in our Consolidated Statement of Income for the year ended December 31, 2020.

As of September 30, 2020, we completed our initial determination of the fair values of the acquired, identifiable assets and liabilities based on the information available. At December 31, 2020, there are various areas that are not yet finalized due to information that may become available subsequently, which may result in changes in the values assigned to various assets and liabilities, including, but not limited to, assumed current and deferred tax assets and liabilities. If additional information, including a final third-party valuation report, related to the acquisition date fair value determinations becomes available within 12 months of the acquisition date, there may be adjustments to these initial fair value measurements. We did not record any significant adjustments compared with our preliminary estimates at the date of acquisition during the fourth quarter of 2020.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$108.6
Fair value of the previously held equity interest	75.4

Cash and cash equivalents	$9.8
Accounts receivable	6.2
Intangible assets, net	79.5
Operating lease assets	5.2
Other current and non-current assets	7.4
Deferred revenue	(21.2)
Operating lease liability	(5.2)
Deferred tax liability, net	(16.9)
Other current and non-current liabilities	(15.5)
Total fair value of net assets acquired	$49.3

Goodwill	$134.7

At July 2, 2020, accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. At December 31, 2020, substantially all amounts were collected.
The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $79.5 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$22.9	20
Technology-based assets	46.7	10
Intellectual property	9.9	10
Total intangible assets	$79.5

Goodwill of $134.7 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.

We recognized a preliminary net deferred tax liability of $16.9 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

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
We began consolidating the financial results of this acquisition in our Consolidated Financial Statements on July 2, 2019. DBRS Morningstar contributed $127.6 million of revenue and $123.5 million of operating expense during the year ended December 31, 2019. We incurred transaction-related costs of $6.5 million during the year ended December 31, 2019.
We accounted for this transaction using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Morningstar was the accounting acquirer for purposes of accounting for the business combination.
We finalized the purchase price allocation related to our acquisition of DBRS during 2020 and did not record any significant adjustments compared with our preliminary estimates at the date of acquisition.

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
The allocation of the estimated fair values of the assets acquired and liabilities assumed includes $284.1 million of acquired intangible assets, as follows:

	(in millions)	Weighted Average Useful Life (years)
Customer-related assets	$219.1	10
Technology-based assets	29.4	5
Intellectual property (trademarks and trade names)	35.6	7
Total intangible assets	$284.1

We recognized a net deferred tax liability of $66.6 million mainly because the amortization expense related to certain intangible assets is not deductible for income tax purposes.
Goodwill of $473.3 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.
The following unaudited pro forma information presents a summary of our Consolidated Statements of Income for the year ended December 31, 2019 and 2018, as if we had completed the acquisition as of January 1, 2018.
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
Other acquisition activity during 2019 was not material.

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2019 to December 31, 2020:

(in millions)
Balance as of January 1, 2019	$556.7
Acquisition of DBRS	473.3
Other, primarily foreign currency translation	9.1
Balance as of December 31, 2019	$1,039.1
Acquisition of Sustainalytics	134.7
Other, primarily foreign currency translation	31.2
Balance as of December 31, 2020	$1,205.0

We did not record any impairment losses in 2020, 2019, or 2018 as the estimated fair value of our reporting unit exceeded its carrying value and we did not note any indicators of impairment. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2020				As of December 31, 2019
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$415.6	$(163.7)	$251.9	11	$377.9	$(130.3)	$247.6	11
Technology-based assets	223.2	(135.2)	88.0	7	163.7	(112.0)	51.7	7
Intellectual property & other	83.6	(43.4)	40.2	8	69.3	(35.2)	34.1	8
Total intangible assets	$722.4	$(342.3)	$380.1	10	$610.9	$(277.5)	$333.4	10

The following table summarizes our amortization expense related to intangible assets:

(in millions)	2020	2019	2018
Amortization expense	$58.8	$36.5	$20.7

We did not record any impairment losses involving intangible assets in 2020, 2019, or 2018.

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through December 31, 2020, we expect intangible amortization expense for 2021 and subsequent years to be as follows:

(in millions)
2021	$61.1
2022	53.1
2023	49.3
2024	43.2
2025	36.6
Thereafter	136.8
Total	$380.1

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated average useful lives, impairments, and foreign currency translation.

9. Divestitures

2020 and 2019 Divestitures

We did not complete any divestitures in 2020 or 2019.

2018 Divestitures

In January 2018, we sold our 15(c) board consulting services product line for $10.5 million and recorded a gain of $10.5 million on the sale.

10. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31
(in millions)	2020	2019
Investment in MJKK	$18.9	$24.0
Investment in Sustainalytics	—	25.3
Other-equity method investments	7.4	6.6
Cost method investments	6.3	3.7
Total investments in unconsolidated entities	$32.6	$59.6

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

	As of December 31
	2020	2019
Morningstar’s approximate ownership of MJKK	22.4%	30.4%
Approximate market value of Morningstar’s ownership in MJKK:
Japanese yen (¥ in millions)	¥9,221.9	¥10,319.0
Equivalent U.S. dollars ($ in millions)	$89.4	$95.0

On October 19, 2020, we sold 3,850,000 shares of MJKK in an underwritten offering at a price per share of ¥437.9, resulting in net proceeds, after underwriting discounts and commissions, of $16.0 million, which resulted in a pre-tax gain of $12.2 million. In connection with this sale, we also granted an underwriter an overallotment option on 1,289,000 MJKK shares. On November 6, 2020, the option was exercised for 1,227,100 shares of MJKK common stock and we received $5.1 million for these shares, which resulted in a pre-tax gain of $3.8 million.

Sustainalytics Holding B.V. (Sustainalytics). As of December 31, 2019, our investments in unconsolidated entities included a minority investment in Sustainalytics. On July 2, 2020, we purchased the remaining ownership interest in Sustainalytics. See Note 8 for additional information on our acquisition of Sustainalytics.

Other investments in unconsolidated entities. On October 8, 2020, we sold the entire interest in one of our other unconsolidated entities for cash proceeds of $14.3 million, including accrued but unpaid dividends on preferred shares, which resulted in a pre-tax gain of $14.0 million.

11. Property, Equipment, and Capitalized Software, net

The following table shows our property, equipment, and capitalized software, net summarized by major category:

	As of December 31
(in millions)	2020	2019
Capitalized software	$390.2	$328.3
Capitalized equipment	74.6	70.1
Furniture and fixtures	35.6	33.7
Leasehold improvements	96.0	92.1
Telephone equipment	2.4	2.3
Construction in progress	8.6	5.5
Property, equipment, and capitalized software, at cost	607.4	532.0
Less accumulated depreciation	(452.3)	(377.3)
Property, equipment, and capitalized software, net	$155.1	$154.7

The following table summarizes our depreciation expense:

(in millions)	2020	2019	2018
Depreciation expense	$80.1	$81.2	$76.0

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

A contract is or contains an embedded lease if the contract meets all of the below criteria:

•there is an identified asset
•we obtain substantially all of the economic benefits of the asset
•we have the right to direct the use of the asset

For initial measurement of the present value of lease payments and for subsequent measurement of lease modifications, we are required to use the rate implicit in the lease, if available. However, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is a collateralized rate. To apply the incremental borrowing rate, we used a portfolio approach and grouped leases based on similar lease terms in a manner whereby we reasonably expect that the application does not differ materially from a lease-by-lease approach.

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

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Balance Sheet Classification	As of December 31, 2020	As of December 31, 2019
Assets
Operating	Operating lease assets	$147.7	$144.8

Liabilities
Operating	Operating lease liabilities, current	$39.9	$35.8
Operating	Operating lease liabilities, non-current	137.7	138.7
Total lease liabilities		$177.6	$174.5

Our operating lease expense for the years ended December 31, 2020, 2019, and 2018 was $42.4 million, $33.9 million, and $32.5 million, respectively. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $14.9 million and $12.7 million for the years ended December 31, 2020 and 2019, respectively. We made operating lease payments of $45.3 million and $33.1 million during the years ended December 31, 2020 and 2019, respectively.

The following table shows our minimum future rental commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)
2021	$47.3
2022	32.0
2023	27.8
2024	21.9
2025	19.8
Thereafter	56.3
Total minimum lease commitments	205.1
Adjustment for discount to present value	27.5
Total	$177.6

The following table summarizes our weighted-average lease terms and weighted-average discount rates for our operating leases:

As of December 31, 2020
Weighted-average remaining lease term (in years)	6.6

Weighted-average discount rate	4.3%

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
The following table summarizes the number of shares available for future grants under our 2011 Plan:

As of December 31
(in millions)	2020
Shares available for future grants	2.5

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31
(in millions)	2020	2019	2018
Restricted stock units	$22.2	$20.4	$19.8
Performance share awards	10.2	20.6	10.2
Market stock units	4.2	3.4	1.7
Total stock-based compensation expense	$36.6	$44.4	$31.7

Income tax benefit related to the stock-based compensation expense	$6.7	$10.0	$7.0

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31
(in millions)	2020	2019	2018
Cost of revenue	$13.5	$12.9	$11.7
Sales and marketing	4.6	5.6	3.5
General and administrative	18.5	25.9	16.5
Total stock-based compensation expense	$36.6	$44.4	$31.7

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2020 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Weighted average expected amortization period (months)
Restricted stock units	$45.5	34
Market stock units	8.0	26
Total unrecognized stock-based compensation expense	$53.5	33

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

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Unvested	Vested but Deferred	Total	Weighted Average Grant Date Value per RSU
RSUs Outstanding - December 31, 2017	604,879	3,279	608,158	$77.52
Granted	243,614	—	243,614	108.60
Dividend equivalents	—	16	16	73.28
Vested	(279,774)	—	(279,774)	80.68
Issued	—	(3,295)	(3,295)	73.28
Forfeited	(41,254)	—	(41,254)	86.47
RSUs Outstanding - December 31, 2018	527,465	—	527,465	$89.53
Granted	233,618	—	233,618	135.67
Vested	(269,917)	—	(269,917)	95.67
Forfeited	(31,721)	—	(31,721)	100.71
RSUs Outstanding - December 31, 2019	459,445	—	459,445	$108.61
Granted	245,078	—	245,078	153.01
Vested	(240,297)	—	(240,297)	108.94
Forfeited	(27,459)	—	(27,459)	119.22
RSUs Outstanding - December 31, 2020	436,767	—	436,767	$132.68

Market Stock Units
Beginning in May 2017, executive officers, other than Joe Mansueto, and certain other employees, were granted market stock units (MSUs). These MSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the Company’s total shareholder return over that three-year period. The MSUs that were granted in 2019 and 2020 to the executive officers and certain other employees also have a revenue kicker that will provide an increased number of shares that can be earned if certain 2022 and 2023, respectively, revenue goals are exceeded.

We measure the fair value of our MSUs on the grant date using a Monte Carlo valuation model. We amortize that value to stock-based compensation expense ratably over the vesting period.

We used the following assumptions to estimate the fair value of our MSUs:

	Assumptions for Monte Carlo Valuation Model
Grant Date	Expected volatility	Dividend yield	Risk-free interest rate
May 15, 2017	17.4%	1.20%	1.49%
November 15, 2017	17.7%	1.04%	1.79%
May 15, 2018	17.4%	0.89%	2.70%
November 15, 2018	19.6%	0.83%	2.92%
May 15, 2019	20.3%	0.84%	2.17%
November 15, 2019	21.0%	0.72%	1.59%
May 15, 2020	25.4%	0.83%	0.20%
November 15, 2020	26.9%	0.58%	0.23%

The table below shows MSUs granted and market stock units outstanding as of December 31, 2020:

As of December 31, 2020
MSUs granted during 2020	62,474
Weighted average fair value per award	$110.78
Number of MSUs outstanding	115,377
Unamortized expense, based on current performance levels (in millions)	$8.0
PitchBook Bonus Plan
In connection with our acquisition of PitchBook, we adopted a management bonus sub-plan under the 2011 Plan for certain employees of PitchBook (the PitchBook Plan). We renewed the PitchBook Plan for the 2020-2022 period. Pursuant to the terms of this renewal, awards having an aggregate target value equal to $30.0 million will be available for issuance with annual grants of $7.5 million for 2020, $7.5 million in 2021, and $15.0 million in 2022.

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

The table below shows target performance share awards granted and shares that will be issued based on final performance levels for performance share awards granted as of December 31, 2020:

As of December 31, 2020
Target performance share awards granted	49,280
Weighted average fair value per award	$152.17
Number of shares that will be issued based on final 2020 performance levels	67,757
Unamortized expense, based on current performance levels (in millions)	$—

Stock Options

Stock options granted to employees vest ratably over a four-year period. Grants to our non-employee directors vest ratably over a three-year period. All grants expire 10 years after the date of grant.

In May 2011, we granted 86,106 stock options under the 2004 Plan. We estimated the fair value of the options on the grant date using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 2011 was $23.81 per share based on the following assumptions:

Assumptions for Black-Scholes Option Pricing Model
Expected life (years)	7.4
Volatility factor	35.1%
Dividend yield	0.35%
Interest rate	2.87%

The following table summarizes stock option activity in the past three years for our various stock option grants:

	2020		2019		2018
Option Grants	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	37,269	$57.28	40,685	$57.28	41,685	$57.28
Granted	—	—	—	—	—	—
Canceled	—	—	—	—	—	—
Exercised	(33,669)	57.28	(3,416)	57.28	(1,000)	57.28
Options outstanding—end of year	3,600	$57.28	37,269	$57.28	40,685	$57.28

Options exercisable—end of year	3,600	$57.28	37,269	$57.28	40,685	$57.28

The following table summarizes the total intrinsic value (difference between the market value of our stock on the date of exercise and the exercise price of the option) of options exercised:

(in millions)	2020	2019	2018
Intrinsic value of options exercised	$3.9	$0.4	$0.1

The table below shows additional information for options outstanding and exercisable as of December 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Exercisable Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$57.28	3,600	0.37	$57.28	$0.6	3,600	0.37	$57.28	$0.6

Vested or Expected to Vest
$57.28	3,600	0.37	$57.28	$0.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value all option holders would have received if they had exercised all outstanding options on December 31, 2020. The intrinsic value is based on our closing stock price of $231.57 on December 31, 2020.

14. Defined-Contribution Plan

We sponsor a defined-contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pretax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2020, 2019, and 2018, we made matching contributions to our 401(k) plan in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

(in millions)	2020	2019	2018
401(k) matching contributions	$14.5	$12.0	$11.0

15. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2020, 2019, and 2018:

(in millions)	2020	2019	2018
Income before income taxes and equity in net income (loss) of unconsolidated entities	$283.0	$198.5	$232.9
Equity in net income (loss) of unconsolidated entities	0.3	(0.9)	(2.1)
Total	$283.3	$197.6	$230.8
Income tax expense	$59.7	$45.6	$47.8
Effective tax rate	21.1%	23.1%	20.7%

Our effective tax rate in 2020 was 21.1%, a decrease of 2.0 percentage points, compared with 23.1% in 2019. The decrease is primarily attributable to the non-taxable holding gain on the previously held equity interest in Sustainalytics offset by the M&A-related earn-outs that is not deductible for tax purposes.

Our effective tax rate in 2019 was 23.1%, an increase of 2.4 percentage points, compared with 20.7% in 2018, primarily due to minimum taxes and non-deductible expenses in 2019.

The amount of accumulated undistributed earnings of our foreign subsidiaries was approximately $243.5 million as of December 31, 2020. In February 2019, we repatriated approximately $45.8 million of these foreign earnings to the U.S. Otherwise, we generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We have not recorded deferred income taxes on the $243.5 million primarily because most of these earnings were previously subject to the one-time deemed mandatory repatriation tax under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act). We maintain a deferred tax liability for foreign withholding taxes on certain foreign affiliate parent companies that are not indefinitely reinvested.

The following table reconciles our income tax expense at the U.S. federal income tax rate to income tax expense as recorded:

	2020		2019		2018
(in millions, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$59.5	21.0%	$41.5	21.0%	$48.5	21.0%
State income taxes, net of federal income tax benefit	9.5	3.4	7.5	3.8	7.4	3.2
Impacts of Tax Reform Act (1)	—	—	—	—	(2.3)	(1.0)
Stock-based compensation activity	(4.9)	(1.7)	(2.2)	(1.1)	(2.6)	(1.1)
Equity in net income of unconsolidated subsidiaries (including holding gains upon acquisition)	(13.8)	(4.9)	0.3	0.2	1.0	0.4
Acquisition earn-out	7.6	2.7	—	—	—	—
Net change in valuation allowance related to non-U.S. deferred tax assets, primarily net operating losses	2.7	1.0	(2.1)	(1.1)	(0.2)	(0.1)
Difference between U.S. federal statutory and foreign tax rates	(0.1)	—	1.1	0.6	0.2	0.1
Change in unrecognized tax benefits	1.2	0.4	(0.9)	(0.5)	1.0	0.4
Credits and incentives	(2.2)	(0.8)	(2.2)	(1.1)	(3.6)	(1.6)
Foreign tax provisions (GILTI, FDII, and BEAT)(2)	(2.7)	(1.0)	(1.4)	(0.7)	(3.7)	(1.6)
Non-deductible expenses and other, net	2.9	1.0	4.0	2.0	2.1	0.9
Total income tax expense	$59.7	21.1%	$45.6	23.1%	$47.8	20.7%

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

Income tax expense consists of the following:

	Year ended December 31
(in millions)	2020	2019	2018
Current tax expense:
U.S.
Federal	$31.5	$28.3	$31.0
State	11.7	9.4	11.1
Non-U.S.	23.0	14.0	12.3
Current tax expense	66.2	51.7	54.4
Deferred tax expense (benefit):
U.S.
Federal	1.2	0.2	(3.0)
State	0.4	—	(1.7)
Non-U.S.	(8.1)	(6.3)	(1.9)
Deferred tax expense, net	(6.5)	(6.1)	(6.6)
Income tax expense	$59.7	$45.6	$47.8

The following table provides our income before income taxes and equity in net income (loss) of unconsolidated entities, generated by our U.S. and non-U.S. operations:

	Year ended December 31
(in millions)	2020	2019	2018
U.S.	$197.4	$159.7	$188.2
Non-U.S.	85.6	38.8	44.7
Income before income taxes and equity in net income (loss) of unconsolidated entities	$283.0	$198.5	$232.9

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31
(in millions)	2020	2019
Deferred tax assets:
Stock-based compensation expense	$2.9	$7.6
Accrued liabilities	20.6	18.0
Deferred revenue	6.7	5.5
Net operating loss carryforwards - U.S.	0.1	0.2
Net operating loss carryforwards - Non-U.S.	7.9	4.5
Deferred royalty revenue	0.2	0.2
Allowance for doubtful accounts	1.4	1.4
Lease liabilities	32.8	—
Deferred rent	—	8.0
Other	0.7	0.6
Total deferred tax assets	73.3	46.0

Deferred tax liabilities:
Acquired intangible assets	(93.9)	(82.7)
Property, equipment, and capitalized software	(25.1)	(25.8)
Lease right-of-use assets	(25.9)	—
Unrealized exchange gains, net	(1.3)	(1.1)
Prepaid expenses	(12.1)	(9.1)
Investments in unconsolidated entities	(6.0)	(6.3)
Withholding tax - foreign dividends	(3.0)	(3.0)
Total deferred tax liabilities	(167.3)	(128.0)
Net deferred tax liability before valuation allowance	(94.0)	(82.0)
Valuation allowance	(2.3)	(2.3)
Deferred tax liability, net	$(96.3)	$(84.3)

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31
(in millions)	2020	2019
Deferred tax asset, net	$12.6	$10.7
Deferred tax liability, net	(108.9)	(95.0)
Deferred tax liability, net	$(96.3)	$(84.3)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31
(in millions)		2020		2019
		Expiration Dates		Expiration Dates
U.S. federal NOLs subject to expiration dates	$0.6	2023	$0.8	2023

The net decrease in the U.S. federal NOL carryforwards as of December 31, 2020 compared with 2019 primarily reflects the utilization of U.S. federal NOLs. We have not recorded a valuation allowance against the U.S. federal NOLs of $0.6 million because we expect the benefit of the U.S. federal NOLs to be fully utilized before expiration.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31
(in millions)	2020	2019
Non-U.S. NOLs subject to expiration dates from 2021 through 2040	$21.7	$6.8
Non-U.S. NOLs with no expiration date	11.6	14.6
Total	$33.3	$21.4

Non-U.S. NOLs not subject to valuation allowances	$24.5	$11.7

The change in non-U.S. NOL carryforwards as of December 31, 2020 compared with 2019 primarily reflects NOLs acquired in the Sustainalytics acquisition.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance against approximately $8.8 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Unrecognized Tax Benefits

We conduct business globally and as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2015 to the present.

We are currently under audit by federal, state, and local tax authorities in the U.S. as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these federal, state, local, and non-U.S. audits will conclude in 2021. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2020, our Consolidated Balance Sheet included a current liability of $7.6 million and a non-current liability of $5.1 million for unrecognized tax benefits. As of December 31, 2019, our Consolidated Balance Sheet included a current liability of $10.8 million and a non-current liability of $3.0 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

(in millions)	2020	2019
Gross unrecognized tax benefits - beginning of the year	$12.6	$13.1
Increases as a result of tax positions taken during a prior-year period	0.5	3.0
Decreases as a result of tax positions taken during a prior-year period	(2.5)	(0.2)
Increases as a result of tax positions taken during the current period	1.3	1.2
Decreases relating to settlements with tax authorities	—	(3.8)
Reductions as a result of lapse of the applicable statute of limitations	(0.1)	(0.7)
Gross unrecognized tax benefits - end of the year	$11.8	$12.6

In 2020, we recorded a net decrease of $0.8 million of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $1.2 million increased our income tax expense by $1.2 million.

In addition, we reduced our unrecognized tax benefits by $0.1 million for settlements and lapses of statutes of limitations, of which $0.1 million decreased our income tax expense by $0.1 million.

As of December 31, 2020, we had $11.8 million of gross unrecognized tax benefits, of which $11.8 million, if recognized, would reduce our effective income tax rate and decrease our income tax expense by $11.6 million.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31
(in millions)	2020	2019
Liabilities for interest and penalties	$1.4	$1.6

We recorded the decrease in the liabilities for penalties and interest, net of any tax benefits, to income tax expense in our Consolidated Statements of Income in 2020.

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

Credit Ratings Matter
On February 16, 2021, the SEC filed a civil action in the United States District Court for the Southern District of New York against Morningstar Credit Ratings, LLC (MCR). MCR was formerly registered with the SEC as a Nationally Recognized Statistical Ratings Organization, but effective in December 2019, it withdrew its NRSRO registration. MCR no longer operates as a credit rating agency. The SEC’s complaint relates to MCR’s former commercial mortgage-backed securities ratings methodology during the period from 2015 to March 2017, and it alleges violations of certain filing and internal control requirements that applied to MCR when it was an NRSRO. The SEC seeks injunctive relief, disgorgement, and civil money penalties. At this time, we do not believe any outcome in this litigation will have a material adverse effect on our business, operating results, or financial position.

Other Matters
We are involved from time to time in regulatory investigations and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

17. Share Repurchase Program

In December 2017, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock effective January 1, 2018 and expiring on December 31, 2020. As of December 31, 2020, we had repurchased a total of 559,105 shares for $67.5 million.

On December 4, 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

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

The adoption of Topic 842 resulted in the presentation of $118.8 million of operating lease assets and $145.8 million of operating lease liabilities on the consolidated balance sheet as of March 31, 2019. At implementation, we also reclassified $29.7 million in deferred rent liabilities related to these leases, which decreased recognized operating lease assets. The new standard did not have a material impact on the statement of income. See Note 12 for additional information.

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

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On August 28, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU No. 2018-13), which eliminates, adds, and modifies certain disclosure requirements around items such as transfers between Level 1 and 2, policy of timing of transfers, and valuation process for Level 3. The new standard became effective for us on January 1, 2020. Except for limited additions to related disclosures, the adoption of ASU No. 2018-13 did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12), which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas. The new standard became effective for us on January 1, 2021. The adoption of ASU No. 2019-12 is not expected to have a material impact on our consolidated financial statements, related disclosures, and results of operations.

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients apply to our Credit Agreement and allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on the Credit Agreement. As of December 31, 2020, we have not modified the Credit Agreement related to reference rate reform. We plan to apply the optional practical expedients and exceptions to modifications of the Credit Agreement affected by reference rate reform and are evaluating the effect on our consolidated financial statements, related disclosures, and results of operations.

19. Selected Quarterly Financial Data (unaudited)

	2020						2019
(in millions except per share amounts)	Q1	Q2	Q3		Q4		Q1	Q2	Q3		Q4
Revenue	$324.0	$327.9	$357.2		$380.4		$258.9	$273.9	$313.8		$332.4
Total operating expense	279.5	266.6	312.9		315.3		209.4	223.1	264.2		292.7
Operating income	44.5	61.3	44.3		65.1		49.5	50.8	49.6		39.7
Non-operating (expense) income, net	(11.3)	2.6	48.2	(1)	28.3	(1)	(3.3)	2.3	13.9	(1)	(4.0)
Income before income taxes and equity in net (loss) income of unconsolidated entities	33.2	63.9	92.5		93.4		46.2	53.1	63.5		35.7
Equity in net (loss) income of unconsolidated entities	(0.8)	(0.5)	0.6		1.0		(1.5)	0.7	(1.1)		1.0
Income tax expense	8.5	15.2	16.9		19.1		11.5	11.7	13.3		9.1
Consolidated net income	$23.9	$48.2	$76.2		$75.3		$33.2	$42.1	$49.1		$27.6

Net income per share:
Basic	$0.56	$1.13	$1.78		$1.76		$0.78	$0.99	$1.15		$0.64
Diluted	$0.55	$1.12	$1.76		$1.74		$0.77	$0.98	$1.14		$0.64

Dividends per common share:
Dividends declared per common share	$0.30	$0.30	$—		$0.62		$0.28	$0.28	$—		$0.58
Dividends paid per common share	$0.30	$0.30	$0.30		$0.30		$0.28	$0.28	$0.28		$0.28

Weighted average shares outstanding:
Basic	42.9	42.9	42.9		42.9		42.6	42.7	42.8		42.8
Diluted	43.3	43.2	43.2		43.2		43.0	43.1	43.2		43.3

(1) Non-operating income for the third quarter of 2020 includes a $50.9 million holding gain on the previously held equity interest related to our purchase of the remaining interest in Sustainalytics in July 2020. Non-operating income for the fourth quarter of 2020 includes a $30.0 million gain related to the sale of two equity method investments. Non-operating income for the third quarter of 2019 includes a $19.5 million gain related to the sale of an equity method investment.

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

We completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

As permitted under the SEC guidelines, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sustainalytics, which we acquired on July 2, 2020. We are currently integrating the operations of Sustainalytics into our internal control framework and processes. The operations of Sustainalytics is less than 5% of our consolidated assets, less acquired intangible assets and goodwill, and revenue as of and for the year ended December 31, 2020, respectively.

KPMG LLP, an independent registered public accounting firm, issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this report under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report that was not reported.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1—Election of Directors, Board of Directors and Corporate Governance—Independent Directors, Board of Directors and Corporate Governance—Board Committees and Charters, and Delinquent Section 16(a) Reports in the definitive proxy statement for our 2021 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income—Years ended December 31, 2020, 2019, and 2018
Consolidated Balance Sheets—December 31, 2020 and 2019
Consolidated Statements of Equity—Years ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows—Years ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 26, 2021 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(in millions)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2020	$4.1	$2.8	$(2.7)	$4.2
2019	4.0	2.4	(2.3)	4.1
2018	3.2	2.4	(1.6)	4.0

 3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated May 28, 2019, by and among Morningstar, Alpine Merger Co., Ratings Acquisition Corp and Shareholder Representative Services LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K that we filed with the SEC on June 3, 2019.
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).
3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2	Description of Morningstar's Securities is incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2019.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan, as amended and restated effective January 1, 2014, is incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.3*	Morningstar 2004 Stock Incentive Plan, as amended and restated effective as of July 24, 2009, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.4*	Morningstar 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011.
10.5*	Form of Morningstar 2004 Stock Incentive Plan Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the June 2011 10-Q).
10.6*	Form of Morningstar 2004 Stock Incentive Plan Director Stock Option Agreement for awards made on May 15, 2011 is incorporated by reference to Exhibit 10.2 to the June 2011 10-Q.
10.7*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after May 15, 2013 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the June 2013 10-Q).
10.8*	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, as amended and restated effective December 3, 2015 is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 10-K).
10.9*	Form of Morningstar 2011 Stock Incentive Plan CEO Restricted Stock Unit Award Agreement for award made on January 3, 2017 is incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2016.
10.10*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement for awards made on May 15, 2017 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.11*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement for awards made on and after November 15, 2017 and prior to May 15, 2019 is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K).
10.12*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after November 15, 2017 and prior to May 15, 2019 is incorporated by reference to Exhibit 10.13 to the 2017 10-K.
10.13*	Form of Morningstar 2011 Stock Incentive Plan CFO Restricted Stock Unit Award Agreement for award made on November 15, 2017 is incorporated by reference to Exhibit 10.14 to the 2017 10-K.
10.14*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement for awards made on and after May 15, 2019 and prior to May 15, 2020 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.15*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement for awards made on and after May 15, 2019 and prior to May 15, 2020 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.16*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement for awards made on and after May 15, 2019 and prior to May 15, 2020 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.17*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement for awards made on and after May 15, 2020 is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

10.18*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement for awards made on and after May 15, 2020 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
10.19	Credit Agreement dated as of July 2, 2019 among Morningstar, certain subsidiaries of Morningstar, and Bank of America, N.A. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on July 3, 2019.
10.20	Amendment No.1 to Credit Agreement dated as of August 13, 2019 among Morningstar, certain subsidiaries of Morningstar, and Bank of America, N.A. is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
10.21	Credit Agreement dated as June 30, 2020 among Morningstar, certain subsidiaries of Morningstar., and lenders Bank of America, N.A. and JPMorgan Chase Bank, N.A. is incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 6, 2020.
10.22
Note Purchase Agreement, dated as of October 26, 2020, among Morningstar and each of the purchasers signatory thereto is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 26, 2020.

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
101†
The following financial information from Morningstar's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Equity, (vi) Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements.

104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2021.

MORNINGSTAR, INC.

By:	/s/ Kunal Kapoor
Kunal Kapoor
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kunal Kapoor	Chief Executive Officer	February 26, 2021
Kunal Kapoor	(principal executive officer) and Director

/s/ Jason Dubinsky	Chief Financial Officer (principal	February 26, 2021
Jason Dubinsky	financial officer)

/s/ Kimberly McGarry	Chief Accounting Officer (principal	February 26, 2021
Kimberly McGarry	accounting officer)

/s/ Joe Mansueto	Executive Chairman and Chairman	February 26, 2021
Joe Mansueto	of the Board

/s/ Robin Diamonte	Director	February 26, 2021
Robin Diamonte

/s/ Cheryl Francis	Director	February 26, 2021
Cheryl Francis

/s/ Stephen Joynt	Director	February 26, 2021
Stephen Joynt

/s/ Steven Kaplan	Director	February 26, 2021
Steven Kaplan

/s/ Gail Landis	Director	February 26, 2021
Gail Landis

/s/ Bill Lyons	Director	February 26, 2021
Bill Lyons

/s/ Jack Noonan	Director	February 26, 2021
Jack Noonan

/s/ Caroline Tsay	Director	February 26, 2021
Caroline Tsay