Form 10-Q
period 2021-03-31
Morningstar, Inc.
filed 2021-04-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2021, there were 42,945,984 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
(in millions, except share and per share amounts)	2021	2020

Revenue	$392.8	$324.0

Operating expense:
Cost of revenue	157.3	137.0
Sales and marketing	61.9	50.9
General and administrative	69.8	57.4
Depreciation and amortization	36.6	34.2
Total operating expense	325.6	279.5

Operating income	67.2	44.5

Non-operating income (expense), net:
Interest expense, net	(2.8)	(3.2)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	1.3	(0.4)
Other income (expense), net	1.6	(7.7)
Non-operating income (expense), net	0.1	(11.3)

Income before income taxes and equity in net income (loss) of unconsolidated entities	67.3	33.2

Equity in net income (loss) of unconsolidated entities	1.7	(0.8)

Income tax expense	14.1	8.5

Consolidated net income	$54.9	$23.9

Net income per share:
Basic	$1.28	$0.56
Diluted	$1.27	$0.55

Dividends per common share:
Dividends declared per common share	$0.32	$0.30
Dividends paid per common share	$0.32	$0.30

Weighted average shares outstanding:
Basic	42.9	42.9
Diluted	43.3	43.3
See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2021	2020
Consolidated net income	$54.9	$23.9

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3.0)	(40.4)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2.1	(4.1)
Reclassification of (gains) losses included in net income	(1.0)	0.3
Other comprehensive loss	(1.9)	(44.2)

Comprehensive income (loss)	$53.0	$(20.3)

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2021 (unaudited)	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$383.6	$422.5
Investments	50.1	41.7
Accounts receivable, less allowance for credit losses of $4.6 million and $4.2 million, respectively	229.1	205.1
Income tax receivable	—	2.2
Deferred commissions	22.5	21.1
Prepaid expenses	39.8	31.7
Other current assets	5.7	5.7
Total current assets	730.8	730.0
Goodwill	1,201.9	1,205.0
Intangible assets, net	364.8	380.1
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $472.1 million and $452.3 million, respectively	156.7	155.1
Operating lease assets	138.9	147.7
Investments in unconsolidated entities	38.5	32.6
Deferred tax asset, net	12.4	12.6
Deferred commissions	19.9	18.5
Other assets	11.4	14.4
Total assets	$2,675.3	$2,696.0

Liabilities and equity
Current liabilities:
Deferred revenue	$363.1	$306.8
Accrued compensation	105.9	169.2
Accounts payable and accrued liabilities	57.6	64.5
Operating lease liabilities	37.7	39.9
Contingent consideration liability	33.5	35.0
Other current liabilities	12.8	11.1
Total current liabilities	610.6	626.5
Operating lease liabilities	128.5	137.7
Accrued compensation	34.4	35.1
Deferred tax liabilities, net	106.9	108.9
Long-term debt	404.2	449.1
Deferred revenue	35.8	33.5
Other long-term liabilities	33.5	33.8
Total liabilities	1,353.9	1,424.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,945,984 and 42,898,158 shares were outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock at cost, 11,135,446 and 11,135,446 shares as of March 31, 2021 and December 31, 2020, respectively	(767.3)	(767.3)

Additional paid-in capital	681.8	671.3
Retained earnings	1,430.8	1,389.4
Accumulated other comprehensive loss:
Currency translation adjustment	(28.7)	(25.7)
Unrealized gain on available-for-sale investments	4.8	3.7
Total accumulated other comprehensive loss	(23.9)	(22.0)
Total equity	1,321.4	1,271.4
Total liabilities and equity	$2,675.3	$2,696.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2021 and 2020

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4
Net income		—	—	—	54.9	—	54.9
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.7 million		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain included in net income, net of income tax of $0.3 million		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(3.0)	(3.0)
Other comprehensive loss, net		—	—	—	—	(1.9)	(1.9)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	47,826	—	—	(6.3)	—	—	(6.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.7	—	—	8.7
Stock-based compensation - restricted stock units		—	—	8.1	—	—	8.1
Common shares repurchased	—	—		—	—	—	—
Dividends declared ($0.32 per share)		—	—	—	(13.5)	—	(13.5)
Balance as of March 31, 2021	42,945,984	$—	$(767.3)	$681.8	$1,430.8	$(23.9)	$1,321.4

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6
Net income		—	—	—	23.9	—	23.9
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $1.4 million		—	—	—	—	(4.1)	(4.1)
Reclassification of adjustments for loss included in net income, net of income tax of $0.1 million		—	—	—	—	0.3	0.3
Foreign currency translation adjustment, net		—	—	—	—	(40.4)	(40.4)
Other comprehensive loss		—	—	—	—	(44.2)	(44.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	121,689	—	—	(10.6)	—	—	(10.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	5.5	—	—	5.5
Stock-based compensation		—	—	7.3	—	—	7.3
Common shares repurchased	(176,925)	—	(20.0)	—	—	—	(20.0)
Dividends declared ($0.30 per share)		—	—	—	(12.8)	—	(12.8)
Balance as of March 31, 2020	42,793,123	$—	$(748.7)	$657.2	$1,229.0	$(104.8)	$1,032.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31
(in millions)	2021	2020
Operating activities
Consolidated net income	$54.9	$23.9
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	36.6	34.2
Deferred income taxes	(2.5)	0.9
Stock-based compensation expense	8.1	7.3
Provision for bad debt	1.1	1.5
Equity in net (income) loss of unconsolidated entities	(1.7)	0.8
Acquisition earn-out	5.7	—
Other, net	(2.7)	9.0
Changes in operating assets and liabilities:
Accounts receivable	(26.3)	(2.3)
Accounts payable and accrued liabilities	(6.7)	(1.4)
Accrued compensation and deferred commissions	(61.7)	(60.0)
Income taxes, current	4.1	0.7
Deferred revenue	60.9	36.1
Other assets and liabilities	(5.6)	(2.0)
Cash provided by operating activities	64.2	48.7

Investing activities
Purchases of investment securities	(20.9)	(13.3)
Proceeds from maturities and sales of investment securities	15.3	14.0
Capital expenditures	(22.7)	(15.1)
Acquisitions, net of cash acquired	—	(4.5)
Purchases of equity- and cost-method investments	(5.2)	(0.5)
Other, net	0.1	(0.1)
Cash used for investing activities	(33.4)	(19.5)

Financing activities
Common shares repurchased	—	(20.0)
Dividends paid	(13.5)	(12.9)
Proceeds from revolving credit facility	—	55.0
Repayment of revolving credit facility	—	(35.0)
Repayment of term facility	(45.0)	(2.8)
Proceeds from stock-option exercises	—	0.1
Employee taxes withheld for restricted stock units	(6.3)	(10.7)
Other, net	(1.2)	(0.6)
Cash used for financing activities	(66.0)	(26.9)

Effect of exchange rate changes on cash and cash equivalents	(3.7)	(13.9)
Net decrease in cash and cash equivalents	(38.9)	(11.6)
Cash and cash equivalents—beginning of period	422.5	334.1
Cash and cash equivalents—end of period	$383.6	$322.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12.5	$6.8
Cash paid for interest	$3.1	$3.7
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$1.5	$(5.1)
 See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Condensed Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects our team members, customers, suppliers, and the global markets. Since the situation surrounding the COVID-19 pandemic remains fluid with the emergence of new variants of the virus and vaccine distribution at various stages across geographies, we are actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three months ended March 31, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law intended to address the impact of the COVID-19 pandemic. On December 27, 2020, an additional stimulus was approved as part of the Consolidated Appropriations Act, 2021 (CAA). On March 11, 2021, the American Rescue Plan (ARP) Act was signed into law intended to provide additional economic relief to address the ongoing impact of COVID-19. We continue to monitor any effects that may result from these legislation or other similar legislation and governmental actions in geographies in which our business operates.

2. Summary of Significant Accounting Policies

Our significant accounting policies are included in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report.

Recently adopted accounting pronouncements

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU No. 2019-12), which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes, and providing for simplification in several other areas. The new standard became effective for us on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on our consolidated financial statements, related disclosures, or results of operations.

Recently issued accounting pronouncements not yet adopted

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients apply to our Credit Agreement and allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on the Credit Agreement. As of March 31, 2021, we have not modified the Credit Agreement related to reference rate reform. We plan to apply the optional practical expedients and exceptions to modifications of the Credit Agreement affected by reference rate reform and are evaluating the effect on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Long-term Debt

The following table summarizes our long-term debt as of March 31, 2021 and December 31, 2020.

(in millions)	As of March 31, 2021	As of December 31, 2020
Term Facility, net of unamortized debt issuance costs of $0.1 million and $0.1 million, respectively	$55.9	$100.8
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.7 million and $1.7 million, respectively	348.3	348.3
Long-term debt	$404.2	$449.1

Credit Agreement

In connection with the acquisition of Ratings Acquisition Corp (DBRS) on July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of March 31, 2021, our total outstanding debt under the Credit Agreement was $55.9 million with borrowing availability of $300.0 million under the Revolving Credit Facility.

The interest rate applicable to any loan under the Credit Agreement is, at our option, either: (i) the applicable LIBOR plus an applicable margin for such loans, which ranges between 1.00% and 1.50%, based on our consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.50%, based on our consolidated leverage ratio.
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

364-Day Revolving Credit Facility

On June 30, 2020, we entered into a 364-day revolving credit facility (364-Day Revolving Credit Facility) providing for borrowings in an aggregate principal amount of up to $50.0 million. The proceeds of such borrowings may be used for working capital, capital expenditures, and any other lawful corporate purpose. As of March 31, 2021, no borrowings were outstanding under the 364-Day Revolving Credit Facility.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of March 31, 2021, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.3 million.

Compliance with Covenants

Each of the Credit Agreement, the 364-Day Revolving Credit Facility, and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2021.

4. Acquisitions, Goodwill, and Other Intangible Assets
2021 Acquisitions
We did not complete any acquisitions during the first quarter of 2021.
2020 Acquisitions
During the first quarter of 2021, we did not record any adjustments to the purchase price allocation related to our 2020 acquisition of Sustainalytics compared with the preliminary estimates disclosed in the Notes to the Audited Consolidated Financial Statements included in our Annual Report. The values assigned to various assets and liabilities in the preliminary purchase price allocation are subject to change as a result of information that may become available in the future.
As of March 31, 2021, the primary areas of the preliminary purchase price allocation that are not yet finalized include deferred tax assets and liabilities.
Goodwill
The following table shows the changes in our goodwill balances from December 31, 2020 to March 31, 2021:

(in millions)
Balance as of December 31, 2020	$1,205.0
Foreign currency translation	(3.1)
Balance as of March 31, 2021	$1,201.9

We did not record any goodwill impairment losses in the first three months of 2021 and 2020. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of March 31, 2021				As of December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$416.3	$(171.1)	$245.2	11	$415.6	$(163.7)	$251.9	11
Technology-based assets	222.3	(141.2)	81.1	7	223.2	(135.2)	88.0	7
Intellectual property & other	83.8	(45.3)	38.5	8	83.6	(43.4)	40.2	8
Total intangible assets	$722.4	$(357.6)	$364.8	10	$722.4	$(342.3)	$380.1	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2021	2020
Amortization expense	$15.6	$14.0

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through March 31, 2021, we expect intangible amortization expense for the remainder of 2021 and subsequent years to be as follows:

(in millions)
Remainder of 2021 (April 1 through December 31)	$45.6
2022	53.2
2023	49.4
2024	43.2
2025	36.6
Thereafter	136.8
Total	$364.8

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except share and per share amounts)	2021	2020
Basic net income per share:
Consolidated net income	$54.9	$23.9

Weighted average common shares outstanding	42.9	42.9

Basic net income per share	$1.28	$0.56

Diluted net income per share:
Consolidated net income	$54.9	$23.9

Weighted average common shares outstanding	42.9	42.9
Net effect of dilutive stock options and restricted stock units	0.4	0.4
Weighted average common shares outstanding for computing diluted income per share	43.3	43.3

Diluted net income per share	$1.27	$0.55

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2021	2020
License-based	$266.1	$216.0
Asset-based	61.4	57.2
Transaction-based	65.3	50.8
Consolidated revenue	$392.8	$324.0

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 1 to 3 years, and are accounted for as subscription services available to customers and not as a license under the accounting guidance. License-based revenue is generated from the sale of PitchBook, Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Sustainalytics, and other similar product licenses.

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term of the agreement. Asset-based arrangements typically have a term of 1 to 3 years. Asset-based fees represent variable consideration and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets and significant disruptions in the market are evaluated to determine whether estimates of earned asset-based fees need to be revised for the current quarter. The timing of client asset reporting and the structure of certain contracts can result in a one-quarter lag between market movements and the impact on earned revenue. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur. Asset-based revenue is generated by Investment Management, Workplace Solutions, and Morningstar Indexes.

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of March 31, 2021 had a net increase of $58.6 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $152.9 million of revenue in the three months ended March 31, 2021 that was included in the contract liabilities balance as of December 31, 2020.

We expect to recognize revenue related to our contract liabilities for the remainder of 2021 and subsequent years as follows:

(in millions)	As of March 31, 2021
Remainder of 2021 (from April 1 through December 31)	$530.4
2022	206.6
2023	72.5
2024	20.2
2025	8.4
Thereafter	34.1
Total	$872.2

The aggregate amount of revenue we expect to recognize for the remainder of 2021 and subsequent years is higher than our contract liability balance of $398.9 million as of March 31, 2021. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have partially satisfied performance obligations.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2021. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2021, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2021. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2021	As of December 31, 2020
Accounts receivable, less allowance for credit losses	$229.1	$205.1
Deferred commissions	42.4	39.6
Total contract assets	$271.5	$244.7

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended March 31,
(in millions)	2021	2020
United States	$269.5	$234.6

Asia	10.0	7.6
Australia	13.5	10.6
Canada	27.4	20.7
Continental Europe	36.2	23.0
United Kingdom	34.1	26.0
Other	2.1	1.5
Total International	123.3	89.4

Consolidated revenue	$392.8	$324.0

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of March 31, 2021	As of December 31, 2020
United States	$127.5	$127.0

Asia	6.8	7.5
Australia	3.4	3.7
Canada	2.9	2.9
Continental Europe	7.6	6.2
United Kingdom	8.1	7.3
Other	0.4	0.5
Total International	29.2	28.1

Consolidated property, equipment, and capitalized software, net	$156.7	$155.1

Operating lease assets by geographical area

(in millions)	As of March 31, 2021	As of December 31, 2020
United States	$86.0	$89.2

Asia	9.8	12.6
Australia	5.0	5.2
Canada	7.1	7.4
Continental Europe	15.7	17.0
United Kingdom	14.7	15.6
Other	0.6	0.7
Total International	52.9	58.5

Consolidated operating lease assets	$138.9	$147.7

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

As of March 31, 2021 and December 31, 2020, our investment balances totaled $50.1 million and $41.7 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. All investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

Financial liabilities that are classified as Level 3 within the fair value hierarchy include contingent consideration liabilities of $51.4 million that reflect potential future payments that are contingent upon the achievement of certain revenue metrics related to our acquisition of Sustainalytics and will be paid on June 30, 2021 and June 30, 2022. This additional purchase consideration, which is contingent, is recognized at fair value at the date of acquisition using a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, and is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings. At March 31, 2021, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates.

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

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Classification on the Balance Sheet	As of March 31, 2021	As of December 31, 2020
Assets
Operating	Operating lease assets	$138.9	$147.7

Liabilities
Operating	Operating lease liabilities, current	$37.7	$39.9
Operating	Operating lease liabilities, non-current	128.5	137.7
Total lease liabilities		$166.2	$177.6

Our operating lease expense for the three months ended March 31, 2021 was $10.9 million, compared with $9.7 million for the three months ended March 31, 2020. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.4 million for the three months ended March 31, 2021, compared with $3.4 million for the three months ended March 31, 2020. We made lease payments of $12.3 million during the three months ended March 31, 2021, compared with $10.5 million during the three months ended March 31, 2020.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2021 (April 1 through December 31)	$34.9
2022	31.9
2023	27.7
2024	21.8
2025	19.7
Thereafter	56.1
Total minimum lease commitments	192.1
Adjustment for discount to present value	25.9
Total	$166.2

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2021
Weighted-average remaining lease term (in years)	6.5

Weighted-average discount rate	4.3%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2021	2020
Cost of revenue	$2.4	$2.4
Sales and marketing	0.9	1.0
General and administrative	4.8	3.9
Total stock-based compensation expense	$8.1	$7.3

As of March 31, 2021, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $57.5 million, which we expect to recognize over a weighted average period of 26 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in millions)	2021	2020
Income before income taxes and equity in net income (loss) of unconsolidated entities	$67.3	$33.2
Equity in net income (loss) of unconsolidated entities	1.7	(0.8)
Total	$69.0	$32.4
Income tax expense	$14.1	$8.5
Effective tax rate	20.4%	26.2%

Our effective tax rate in the first quarter of 2021 was 20.4%, a decrease of 5.8 percentage points, compared with the same period in the prior year. The decrease is partially attributable to a reduction in our reserves for unrecognized tax benefits due to lapses of statutes of limitations. Also, our effective tax rate in the first quarter of 2020 was higher due to a non-deductible foreign exchange loss for which we did not record a tax benefit.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2021 and December 31, 2020, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2021	As of December 31, 2020
Gross unrecognized tax benefits	$10.8	$11.8
Gross unrecognized tax benefits that would affect income tax expense	$10.8	$11.8
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$10.6	$11.6

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2021	As of December 31, 2020
Current liability	$6.3	$7.6
Non-current liability	5.4	5.1
Total liability for unrecognized tax benefits	$11.7	$12.7

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

Approximately 61% of our cash, cash equivalents, and investments balance as of March 31, 2021 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of March 31, 2021 include an immaterial accrual related to certain in-progress audits and reviews.

Credit Ratings Matters
On February 16, 2021, the SEC filed a civil action in the United States District Court for the Southern District of New York against Morningstar Credit Ratings, LLC (MCR). MCR was formerly registered with the SEC as a Nationally Recognized Statistical Ratings Organization (NRSRO), but effective in December 2019, it withdrew its NRSRO registration. MCR no longer operates as a credit rating agency. The SEC’s complaint relates to MCR’s former commercial mortgage-backed securities ratings methodology during the period from 2015 to March 2017, and it alleges violations of certain filing and internal control requirements that applied to MCR when it was an NRSRO. On April 19, 2021, MCR filed a motion with the Court to dismiss the complaint. Our financial results as of March 31, 2021 include an immaterial accrual related to this matter.

In April 2021, the staff of the Division of Enforcement of the SEC provided a Wells Notice to DBRS, Inc. (DBRS), indicating that the staff had made a preliminary determination to recommend that the Commission authorize an enforcement action in connection with five DBRS credit ratings on U.S. Collateralized Loan Obligation (CLO) combination notes that were assigned between 2016 and 2019. CLO combination notes are notes formed by packaging multiple components from a CLO transaction into a single rated note. The enforcement action would relate to the adequacy of DBRS’s policies and procedures with respect to its credit rating symbols, numbers and scores used in connection with these CLO combination notes. DBRS has not assigned a credit rating on a CLO combination note since 2019. At this time, only two DBRS credit ratings on CLO combination notes remain outstanding. DBRS intends to submit a written response to the Wells Notice. Given the current stage of this matter, we are not able to reasonably estimate a possible loss, range of losses, or other impact that may be associated with its outcome.

At this time, we do not believe any outcome in either of these matters will have a material adverse effect on our business, operating results, or financial position.

Other Matters
We are involved from time to time in regulatory investigations and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

13. Share Repurchase Program

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2021, we have not repurchased any shares under the new program, leaving $400.0 million available for future repurchases.

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
•    compliance failures, regulatory action, or changes in laws applicable to our credit ratings operations, or our investment advisory, ESG and index products;
•    prolonged volatility or downturns affecting the financial sector, global financial markets, and global economy and its effect on our revenue from asset-based fees and credit ratings business;
•    the impact of the current COVID-19 pandemic on our business, financial condition, and results of operations;
•    inadequacy of our operational risk management and business continuity programs in the event of a material disruptive event;
•    failing to respond to technological change, keep pace with new technology developments, or adopt a successful technology strategy;
•    failing to differentiate our products and services and continuously create innovative, proprietary and insightful financial technology solutions;
•    liability relating to the information and data we collect, store, use, create and distribute or the reports that we publish or are produced by our software products;
•    trends in the financial services industry, including fee compression within the asset and wealth management sectors and increased industry consolidation;
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
•    our indebtedness could adversely affect our cash flows and financial flexibility; and
•    the failure to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

COVID-19 Update

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and the global markets.

Given the dynamic nature of these circumstances, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance cannot be reasonably estimated at this time. While the recurring nature of our license-based revenue showed continued resilience throughout 2020 and during the first quarter of 2021, possible economic and financial effects of the COVID-19 pandemic and related governmental responses could lead clients to adjust purchasing decisions or product and service implementations, or may cause them to cancel or reduce spending with us. Our asset-based revenue is subject to global market conditions, which continue to be impacted by the ongoing pandemic and client investment decisions, although the structure of certain contracts and timing of client asset reporting may cause these impacts to be reflected in our financial results with a lag. Transaction-based revenue primarily includes DBRS Morningstar, which is dependent on overall credit market conditions and debt issuance levels. While we continued to benefit from strong Canadian corporate issuances, credit market conditions remain sensitive to the impact of the COVID-19 pandemic on the overall global economic environment.

Our operations also continue to be affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions continue to impose a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We continue to evolve our business continuity plans and our incident management team continues to respond to changes in our global environment quickly and effectively. To protect the health and safety of our team members, we continue to conduct business with a large portion of our global workforce in remote work environments, which has had relatively little impact on the productivity of our employees, including our ability to gather data. Based on the guidelines of local authorities and our own safety standards, we continued to re-open certain offices on a limited capacity basis and will continue to do so to provide flexibility for employees with a focus on social distancing and safety. We are also working closely with our clients to support them as they continue to operate under their own contingency plans, helping them access our products and services remotely. To date, there have been minimal interruptions in our ability to provide our products, services, and support to our clients.

The situation surrounding the COVID-19 pandemic remains fluid with the emergence of new variants of the virus and vaccine distribution at various stages across geographies. We continue to actively managing our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three months ended March 31, 2021. We remain focused on maintaining a strong balance sheet and liquidity position. At March 31, 2021, our cash, cash equivalents, and investments totaled $433.7 million and we had full availability of our $350.0 million revolving credit facilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law intended to address the impact of the COVID-19 pandemic. On December 27, 2020, an additional stimulus was approved as part of the Consolidated Appropriations Act, 2021 (CAA). On March 11, 2021, the American Rescue Plan (ARP) Act was signed into law intended to provide additional economic relief to address the ongoing impact of COVID-19. We continue to monitor any effects that may result from these regulations or other similar legislation and governmental actions in geographies in which our business operates.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended March 31,
(in millions)	2021	2020		Change		Organic Change (1)
Revenue by Type
License-based (2)	$266.1	$216.0		23.2%		12.1%
Asset-based (3)	61.4	57.2		7.3%		5.8%
Transaction-based (4)	65.3	50.8		28.5%		24.8%

Key product area revenue
PitchBook	$61.6	$45.3		36.0%		36.0%
DBRS Morningstar (5)	59.3	46.7		27.0%		23.5%
Morningstar Data	58.8	51.4		14.4%		10.2%
Morningstar Direct	42.1	38.3		9.9%		6.9%
Investment Management (6)	29.4	30.5		(3.6)%		(6.1)%
Workplace Solutions	25.2	21.2		18.9%		18.9%
Morningstar Advisor Workstation	22.8	21.8		4.6%		3.9%

	As of March 31,
	2021	2020		Change
Select business metrics
Morningstar Direct licenses	16,651	15,998		4.1%
PitchBook Platform licenses	57,196	41,308		38.5%
Advisor Workstation clients (U.S. and Canada)	236	249	(7)	(5.2)%
Morningstar.com Premium Membership subscriptions (U.S.)	116,593	111,354		4.7%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$100.7	$65.3		54.2%
Fiduciary Services	55.9	41.5		34.7%
Custom Models/CIT	39.2	28.5	(8)	37.5%
Workplace Solutions (total)	$195.8	$135.3		44.7%
Investment Management
Morningstar Managed Portfolios	$29.0	$23.1		25.5%
Institutional Asset Management	12.1	14.0		(13.6)%	(9)
Asset Allocation Services	6.7	6.4		4.7%
Investment Management (total)	$47.8	$43.5		9.9%

Asset value linked to Morningstar Indexes ($bil)	$97.1	$47.2		105.7%

	Three months ended March 31,
	2021	2020		Change
Average assets under management and advisement ($bil)	$235.2	$205.5	(8)	14.5%
_________________________________________________________________________
(1) Organic revenue excludes acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations.
(2) License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Sustainalytics, and other similar products.
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.

(5) For the three months ended March 31, 2021, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 36.9%. For the three months ended March 31, 2020, recurring revenue was 41.9%.
(6) Investment Management revenue includes the contribution of the Morningstar Funds Trust, which records revenue as well as sub-advisory fees on a gross basis. This contribution represented $5.5 million of revenue in the quarter ended March 31, 2021 compared with $4.0 million in the prior-year period.
(7) Revised to reflect updated enterprise client reporting for Advisor Workstation to include clients in Canada.
(8) Revised to include CIT assets in the reporting for this category.
(9) The decline in Institutional Asset Management assets is attributed to the non-renewal of a client contract in the third quarter of 2020.

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2021	2020	Change
Consolidated revenue	$392.8	$324.0	21.2%
Operating income	67.2	44.5	51.0%
Operating margin	17.1%	13.7%	3.4	pp

Cash provided by operating activities	$64.2	$48.7	31.8%
Capital expenditures	(22.7)	(15.1)	50.3%
Free cash flow	$41.5	$33.6	23.5%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•consolidated revenue, excluding acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations (organic revenue);
•consolidated international revenue, excluding acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations (international organic revenue);
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

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better reflect period-over-period comparisons, and improve overall understanding of the underlying performance of the business absent the impact of the Sustainalytics and other acquisitions for the three months ended March 31, 2021.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended March 31,
(in millions)	2021	2020	Change
Consolidated revenue	$392.8	$324.0	21.2%

In the first quarter of 2021, consolidated revenue increased 21.2% to $392.8 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by $8.3 million.

License-based revenue, which represents subscription services available to customers, grew $50.1 million, or 23.2%, during the first quarter of 2021. Growth was driven by demand for PitchBook, Morningstar Data, and Morningstar Direct. License-based revenue grew 12.1%, excluding Sustainalytics and foreign currency translations. PitchBook revenue increased 36.0%, highlighting ongoing expansion of existing enterprise relationships along with growth in new users. Morningstar Data revenue rose by 14.4% primarily due to Fund Datafeeds and Morningstar Essentials, a bundled offering of Morningstar's proprietary offerings like Star Ratings and Style Box, in the U.S. and Europe. Morningstar Direct revenue grew 9.9% resulting from higher sales of Morningstar Direct in the U.S. and Europe.

Asset-based revenue increased $4.2 million, or 7.3%, in the first quarter of 2021. Organic growth was 5.8%. Reported growth was driven by Workplace Solutions and Morningstar Indexes more than offset by the impact of previously-announced client losses in Investment Management. Workplace Solutions revenue grew 18.9% due to market gains and growth in Managed Accounts. Morningstar Indexes revenue grew 21.1% driven by higher assets in index-linked investible products and further gains in licensed data. Investment Management revenue declined 3.6% in the first quarter of 2021 primarily as a result of previously reported client losses.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting often results in a one-quarter lag between market movements and the impact on revenue. Average assets under management and advisement (calculated based on available average quarterly or monthly data) were approximately $235.2 billion in the first quarter of 2021, compared with $205.5 billion in the first quarter of 2020.

Transaction-based revenue grew $14.5 million, or 28.5%, in the first quarter of 2021. Organic growth was 24.8%. Increases in DBRS Morningstar revenue and ad sales both contributed to growth in the quarter. DBRS Morningstar revenue increased 27.0% primarily from a recovery in the structured credit markets, which tightened in the first quarter of 2020 due to the onset of pandemic-related concerns. Stronger issuance activity in both commercial mortgage-backed and asset-backed securities was the primary driver of performance within structured finance. Continued momentum in Canadian corporate and global financial institutions issuances also contributed to revenue growth in the quarter. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 36.9% of credit ratings revenue.

Organic revenue

Organic revenue (revenue excluding acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure.

We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

Excluding revenue from acquisitions and the impact of foreign currency translations, organic revenue increased 13.0% during the three months ended March 31, 2021. PitchBook, DBRS Morningstar, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the first quarter of 2021.

The table below reconciles consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2021	2020	Change
Consolidated revenue	$392.8	$324.0	21.2%
Less: acquisitions	(18.3)	—	NMF
Effect of foreign currency translations	(8.3)	—	NMF
Organic revenue	$366.2	$324.0	13.0%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended March 31,
(in millions)	2021	2020	Change
United States	$269.5	$234.6	14.9%

Asia	10.0	7.6	31.6%
Australia	13.5	10.6	27.4%
Canada	27.4	20.7	32.4%
Continental Europe	36.2	23.0	57.4%
United Kingdom	34.1	26.0	31.2%
Other	2.1	1.5	40.0%
Total International	123.3	89.4	37.9%

Consolidated revenue	$392.8	$324.0	21.2%

International revenue comprised approximately 30% of our consolidated revenue for the first quarter of 2021, which was consistent with the first quarter of 2020. Approximately 57% is generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 37.9% during the first quarter of 2021 as a result of our acquisition of Sustainalytics, which has a revenue base in Europe. DBRS Morningstar, which has a significant revenue base in Canada and Europe, also contributed $8.1 million to the increase in international revenue during the quarter.

International organic revenue

International organic revenue (international revenue, excluding acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure.

International organic revenue for the three months ended March 31, 2021 grew 14.1% and mainly reflects growth in DBRS Morningstar and Morningstar Data across all geographies during the first quarter of 2021.

The table below presents a reconciliation from international revenue to international organic revenue:

	Three months ended March 31,
(in millions)	2021	2020	Change
International revenue	$123.3	$89.4	37.9%
Less: acquisitions	(13.0)	—	NMF
Effect of foreign currency translations	(8.3)	—	NMF
International organic revenue	$102.0	$89.4	14.1%

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2021	2020	Change
Cost of revenue	$157.3	$137.0	14.8%
% of consolidated revenue	40.0%	42.3%	(2.3)	pp
Sales and marketing	61.9	50.9	21.6%
% of consolidated revenue	15.8%	15.7%	0.1	pp
General and administrative	69.8	57.4	21.6%
% of consolidated revenue	17.8%	17.7%	0.1	pp
Depreciation and amortization	36.6	34.2	7.0%
% of consolidated revenue	9.3%	10.6%	(1.3)	pp
Total operating expense	$325.6	$279.5	16.5%
% of consolidated revenue	82.9%	86.3%	(3.4)	pp

Consolidated operating expense increased $46.1 million, or 16.5%, in the first quarter of 2021. Sustainalytics contributed 9.1% to operating expense growth, including deal-related intangible amortization and integration expenses. Operating expenses for the remainder of Morningstar grew 7.4%, as higher compensation and benefits, sales commissions, mutual fund operating costs, and facilities expenses were partially offset by lower travel professional fees. The decline in certain expenses versus the prior-year period, including a $4.4 million reduction in travel and conference costs, was primarily due to ongoing pandemic-related travel and gathering restrictions, which are expected to moderate through 2021. Foreign currency translations had an unfavorable impact of $7.5 million on operating expense during the first quarter of 2021.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $41.8 million in the first quarter of 2021. The addition of approximately 780 employees from the Sustainalytics acquisition contributed to the growth in compensation expense as well as higher M&A-related earn-outs. The remaining increase reflects headcount in data collection and analysis, product and software development, and sales and service support.

Sales commission increased $3.4 million largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. Professional fees increased $2.7 million related to third-party contractors assisting with software development and technology improvements, in addition to costs for third-party assistance with regulatory matters and M&A-related activity. Rent expense increased $2.2 million in connection with lease expansion in certain geographies and the addition of Sustainalytics' leases. Amortization expense increased $1.7 million primarily from additional amortization related to new intangibles from the acquisition of Sustainalytics. Mutual fund operating costs increased $1.6 million, primarily from fees paid to sub-advisors and other costs related to the Morningstar Funds Trust.

These increases were partially mitigated by lower spend in categories directly impacted by the COVID-19 pandemic, such as employee travel-related expenses, which decreased $4.2 million during the first quarter of 2021. An increase of $5.5 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the first quarter of 2021.

We had 8,362 employees worldwide as of March 31, 2021, compared with 6,896 as of March 31, 2020. This increase reflects continued investment in resources to support our key growth initiatives, including operations in India and the United States. This increase also includes approximately 780 employees who joined Morningstar as a result of the Sustainalytics acquisition in July 2020.
Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $20.3 million in the first quarter of 2021. Higher compensation expense of $22.6 million was the largest contributor to the increase. Professional fees increased $1.8 million during the first quarter of 2021 related to third-party contractors assisting with software development and technology improvements. Higher mutual fund operating costs of $1.6 million also contributed to the unfavorable variance in this category, mainly due to fees paid to sub-advisors and other costs related to the Morningstar Funds Trust. These increases were partially offset by higher capitalized software expense due primarily to an increase in development activity in key product areas, as well as a decrease in employee travel-related expenses of $1.6 million, resulting from the continued impact of the COVID-19 pandemic.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $19.0 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first three months of 2021, compared with $13.5 million in the first three months of 2020.

Sales and marketing

Sales and marketing expense increased $11.0 million in the first quarter of 2021, reflecting a $8.4 million increase in compensation expense. Sales commission expense was higher by $3.0 million largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. The increase in compensation expense and sales commission expense was partially mitigated by lower spend in certain expense categories impacted by the COVID-19 pandemic, such as employee travel-related expense, which decreased $1.6 million during the first quarter of 2021.

General and administrative

General and administrative expense increased $12.4 million during the first quarter of 2021. Compensation expense increased $10.8 million with over half of the variance due to higher M&A-related earn-outs. Rent expense also increased $2.2 million during the first quarter of 2021 in connection with lease expansion in certain geographies as well as the addition of Sustainalytics leases.

Depreciation and amortization

Depreciation expense increased $0.7 million in the first quarter of 2021, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense increased $1.6 million, primarily from additional amortization related to intangibles from the acquisition of Sustainalytics.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $45.6 million for the remainder of 2021. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2021	2020	Change
Operating income	$67.2	$44.5	51.0%
% of revenue	17.1%	13.7%	3.4	pp

Consolidated operating income increased $22.7 million in the first quarter of 2021, reflecting an increase in operating expenses of $46.1 million, which was more than offset by an increase in revenue of $68.8 million. Operating margin was 17.1%, an increase of 3.4 percentage points compared with the first quarter of 2020.

We reported adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including acquisition earn-outs), of $92.3 million in the first quarter of 2021. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2021	2020	Change
Operating income	$67.2	$44.5	51.0%
Add: intangible amortization expense	15.6	14.0	11.4%
Add: M&A-related expenses	3.8	2.9	31.0%
Add: M&A-related earn-outs	5.7	—	NMF
Adjusted operating income	$92.3	$61.4	50.3%

We also reported adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including acquisition earn-outs), of 23.6% in the first quarter of 2021. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2021	2020	Change
Operating margin	17.1%	13.7%	3.4 pp
Add: intangible amortization expense	4.0%	4.3%	(0.3) pp
Add: M&A-related expenses	1.0%	0.9%	0.1 pp
Add: M&A-related earn-outs	1.5%	—%	1.5 pp
Adjusted operating margin	23.6%	18.9%	4.7 pp

Non-Operating Income, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
 Non-operating income, net

	Three months ended March 31,
(in millions)	2021	2020
Interest income	$0.3	$0.5
Interest expense	(3.1)	(3.7)
Realized gains on sale of investments, reclassified from other comprehensive income	1.3	(0.4)
Other expense, net	1.6	(7.7)
Non-operating income, net	$0.1	$(11.3)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facilities and the 2030 Notes.

Other expense, net primarily includes foreign currency exchange losses.

Equity in net income (loss) of unconsolidated entities

	Three months ended March 31,
(in millions)	2021	2020
Equity in net income (loss) of unconsolidated entities	$1.7	$(0.8)

Equity in net income (loss) of unconsolidated entities primarily reflects income from Morningstar Japan K.K. (MJKK) offset by losses in our other equity method investments.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2021	2020
Income before income taxes and equity in net loss of unconsolidated entities	$67.3	$33.2
Equity in net income (loss) of unconsolidated entities	1.7	(0.8)
Total	$69.0	$32.4
Income tax expense	$14.1	$8.5
Effective tax rate	20.4%	26.2%

Our effective tax rate in the first quarter of 2021 was 20.4%, a decrease of 5.8 percentage points compared with the same period in the prior year. The decrease is partially attributable to a reduction in our reserves for unrecognized tax benefits due to lapses of statutes of limitations. Also, our effective tax rate in the first quarter 2020 was higher due to a non-deductible foreign exchange loss for which we did not record a tax benefit.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents, and investments of $433.7 million, a decrease of $30.5 million, compared with $464.2 million as of December 31, 2020. The decrease reflects less cash provided by operating activities of $64.2 million offset primarily by $45.0 million of repayments of long-term debt, $22.7 million of capital expenditures, dividends paid of $13.5 million, and $6.3 million for employee taxes paid from withholding of restricted stock units.

Cash provided by operating activities is our main source of cash. In the first quarter of 2021, cash provided by operating activities was $64.2 million, reflecting $99.5 million of net income, adjusted for non-cash items, and an additional $35.3 million in negative changes from our net operating assets and liabilities, which included bonus payments of $85.8 million. Cash provided by operating activities increased $15.5 million, or 31.8%, for the first three months of 2021.

On July 2, 2019, we entered into a senior credit agreement (the Credit Agreement), the initial borrowings under which were made to finance the DBRS acquisition, and repaid all outstanding obligations under the prior credit facility. The Credit Agreement provides the Company with a five year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $55.9 million as of March 31, 2021 and borrowing availability on the revolving credit facility of $300.0 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

On June 30, 2020, we entered into a senior credit agreement that provides us with a $50.0 million 364-day senior revolving credit facility. This 364-day revolving facility was undrawn as of March 31, 2021.

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under its Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of March 31, 2021, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.3 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Credit Agreement, the 364-day revolving credit facility, and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2021.

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

Approximately 61% of our cash, cash equivalents, and investments balance as of March 31, 2021 was held by our operations outside the United States, up slightly from 60% as of December 31, 2020. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In February 2021, our board of directors approved a regular quarterly dividend of $0.315 per share, or $13.5 million, payable on April 30, 2021 to shareholders of record as of April 9, 2021.

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1,2021. The new authorization expires on December 31, 2023. In the first three months of 2021, we did not repurchase any shares and had approximately $400.0 million available for future repurchases as of March 31, 2021.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2021	2020	Change
Cash provided by operating activities	$64.2	$48.7	31.8%
Capital expenditures	(22.7)	(15.1)	50.3%
Free cash flow	$41.5	$33.6	23.5%

We generated free cash flow of $41.5 million in the first quarter of 2021, an increase of $7.9 million, compared with the first quarter of 2020. The change reflects a $15.5 million increase in cash provided by operating activities as well as a $7.6 million increase in capital expenditures. Cash provided by operating activities increased primarily due to the timing of working capital.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2021:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan		Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2021	Projected Beneficial Ownership	(1)
Bevin Desmond Head of Talent and Culture	11/20/2020	6/30/2021	12,000		Shares to be sold under the plan if the stock reaches specified prices	6,000	39,245
Robin Diamonte Director	2/25/2021	11/2/2021	500		Shares to be sold under the plan if the stock reaches specified prices	—	6,712
Joe Mansueto Executive Chairman	11/5/2019	4/30/2021	1,600,000		Shares to be sold under the plan if the stock reaches specified prices	1,600,000	19,138,844
Joe Mansueto Executive Chairman	11/19/2020	4/30/2022	1,600,000		Shares to be sold under the plan if the stock reaches specified prices beginning May 1, 2021	—	17,538,844
Caroline Tsay Director	3/8/2021	5/31/2022	—	(2)	Shares to be sold under the plan on specified dates	—	—	(3)
During the first quarter of 2021, the previously disclosed Rule 10b5-1 plan for Jason Dubinsky was completed in accordance with its terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2021 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 30, 2021 and restricted stock units that will vest by May 30, 2021. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2021. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) The number of shares to be sold under this plan represent approximately 40% of the gross shares vesting on May 15, 2021 and May 15, 2022.

(3) Based on the terms of Caroline Tsay's existing grants, 1,165 shares will vest on May 15, 2021 resulting in the sale of 466 shares under the plan. The number of shares to be sold pursuant to grants vesting on May 15, 2022 and the projected beneficial ownership is dependent, in part, upon future share prices and is not reasonably estimable.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2021, our cash, cash equivalents, and investments balance was $433.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $0.6 million impact on our interest expense, based on our outstanding principal balance and LIBOR rates around March 31, 2021.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2021:

	Three months ended March 31, 2021
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2021	0.7608	1.3767	0.7942	1.1728	n/a

Percentage of revenue	3.4%	8.7%	7.0%	6.3%	6.0%
Percentage of operating income (loss)	4.8%	3.2%	10.0%	4.0%	(18.5)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.3)	$(3.4)	$(2.7)	$(2.4)	$(2.3)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.3)	$(0.2)	$(0.7)	$(0.3)	$1.2

The table below shows our net investment exposure to foreign currencies as of March 31, 2021:

	As of March 31, 2021
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$80.9	$340.9	$459.1	$233.3	$204.6
Liabilities	32.2	83.0	224.3	188.7	(5.6)
Net currency position	$48.7	$257.9	$234.8	$44.6	$210.2

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.9)	$(25.8)	$(23.5)	$(4.5)	$(21.0)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

As permitted under the SEC guidelines, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2020 did not include the internal controls of Sustainalytics, which we acquired on July 2, 2020. We are currently integrating the operations of Sustainalytics into our internal control framework and processes and will incorporate Sustainalytics into our annual assessment of internal control over financial reporting for the fiscal year ending December 31, 2021.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023.

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2021:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2021 - January 31, 2021	—	$—	—	$400,000,000
February 1, 2021 - February 28, 2021	—	—	—	$400,000,000
March 1, 2021 - March 31, 2021	—	—	—	$400,000,000
Total	—	$—	—

Item 6.Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on April 30, 2021 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: April 30, 2021	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer