Form 10-Q
period 2021-09-30
Morningstar, Inc.
filed 2021-10-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2021, there were 43,095,493 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020

Revenue	$428.9	$357.2	$1,237.1	$1,009.1

Operating expense:
Cost of revenue	183.1	138.7	508.8	406.8
Sales and marketing	72.9	52.6	201.3	150.7
General and administrative	67.0	85.8	232.5	197.8
Depreciation and amortization	38.1	35.8	112.3	103.7
Total operating expense	361.1	312.9	1,054.9	859.0

Operating income	67.8	44.3	182.2	150.1

Non-operating income (expense), net:
Interest expense, net	(2.3)	(1.4)	(7.3)	(6.5)
Realized gains on sale of investments, reclassified from other comprehensive income	1.2	0.7	4.1	1.2
Holding gain on previously-held equity interest	—	50.9	—	50.9
Other expense, net	(3.5)	(2.0)	(2.7)	(6.1)
Non-operating income (expense), net	(4.6)	48.2	(5.9)	39.5

Income before income taxes and equity in net income (loss) of unconsolidated entities	63.2	92.5	176.3	189.6

Equity in net income (loss) of unconsolidated entities	1.9	0.6	4.6	(0.7)

Income tax expense	16.1	16.9	44.1	40.6

Consolidated net income	$49.0	$76.2	$136.8	$148.3

Net income per share:
Basic	$1.14	$1.78	$3.18	$3.46
Diluted	$1.13	$1.76	$3.16	$3.43

Dividends per common share:
Dividends declared per common share	$—	$—	$0.63	$0.60
Dividends paid per common share	$0.32	$0.30	$0.95	$0.90

Weighted average shares outstanding:
Basic	43.1	42.9	43.0	42.9
Diluted	43.4	43.2	43.3	43.2
See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Consolidated net income	$49.0	$76.2	$136.8	$148.3

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(18.6)	24.3	(14.0)	(3.3)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(0.5)	0.8	4.4	(0.5)
Reclassification of gains included in net income	(1.0)	(0.5)	(3.2)	(0.9)
Other comprehensive income (loss)	(20.1)	24.6	(12.8)	(4.7)

Comprehensive income	$28.9	$100.8	$124.0	$143.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2021 (unaudited)	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$427.0	$422.5
Investments	60.3	41.7
Accounts receivable, less allowance for credit losses of $4.9 million and $4.2 million, respectively	239.3	205.1
Income tax receivable	10.6	2.2
Deferred commissions	26.9	21.1
Prepaid expenses	31.2	31.7
Other current assets	1.7	5.7
Total current assets	797.0	730.0
Goodwill	1,209.0	1,205.0
Intangible assets, net	344.2	380.1
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $513.7 million and $452.3 million, respectively	165.4	155.1
Operating lease assets	128.1	147.7
Investments in unconsolidated entities	51.0	32.6
Deferred tax asset, net	12.0	12.6
Deferred commissions	25.1	18.5
Other assets	12.6	14.4
Total assets	$2,744.4	$2,696.0

Liabilities and equity
Current liabilities:
Deferred revenue	$364.5	$306.8
Accrued compensation	220.0	169.2
Accounts payable and accrued liabilities	50.5	64.5
Operating lease liabilities	31.5	39.9
Contingent consideration liability	17.7	35.0
Other current liabilities	9.2	11.1
Total current liabilities	693.4	626.5
Operating lease liabilities	121.4	137.7
Accrued compensation	15.0	35.1
Deferred tax liabilities, net	104.7	108.9
Long-term debt	374.3	449.1
Deferred revenue	34.5	33.5
Other long-term liabilities	15.6	33.8
Total liabilities	1,358.9	1,424.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 43,099,193 and 42,898,158 shares were outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock at cost, 11,123,278 and 11,135,446 shares as of September 30, 2021 and December 31, 2020, respectively	(764.3)	(767.3)

Additional paid-in capital	685.5	671.3
Retained earnings	1,499.1	1,389.4
Accumulated other comprehensive loss:
Currency translation adjustment	(39.7)	(25.7)
Unrealized gain on available-for-sale investments	4.9	3.7
Total accumulated other comprehensive loss	(34.8)	(22.0)
Total equity	1,385.5	1,271.4
Total liabilities and equity	$2,744.4	$2,696.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2021 and 2020

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4
Net income		—	—	—	54.9	—	54.9
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.7 million		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain included in net income, net of income tax of $0.3 million		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(3.0)	(3.0)
Other comprehensive loss, net		—	—	—	—	(1.9)	(1.9)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	47,826	—	—	(6.3)	—	—	(6.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.7	—	—	8.7
Stock-based compensation		—	—	8.1	—	—	8.1
Dividends declared ($0.32 per share)		—	—	—	(13.5)	—	(13.5)
Balance as of March 31, 2021	42,945,984	$—	$(767.3)	$681.8	$1,430.8	$(23.9)	$1,321.4

Net income		—	—	—	32.9	—	32.9
Other comprehensive income:
Unrealized gain on available-for-sale investments, net of income tax of $0.9 million		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.4 million		—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment, net		—	—	—	—	7.6	7.6
Other comprehensive income, net		—	—	—	—	9.2	9.2
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	120,587	—	2.2	(14.2)	—	—	(12.0)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	11.8	—	—	11.8
Dividends declared ($0.32 per share)		—	—	—	(13.6)	—	(13.6)
Balance as of June 30, 2021	43,066,571	$—	$(765.1)	$679.5	$1,450.1	$(14.7)	$1,349.8

Net income		—	—	—	49.0	—	49.0
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of income tax of $0.3 million		—	—	—	—	(0.5)	(0.5)
Reclassification of adjustments for gain included in net income, net of income tax of $0.3 million		—	—	—	—	(1.0)	(1.0)

Foreign currency translation adjustment, net		—	—	—	—	(18.6)	(18.6)
Other comprehensive loss, net		—	—	—	—	(20.1)	(20.1)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	33,822	—	1.1	(5.1)	—	—	(4.0)
Stock-based compensation		—	—	11.1	—	—	11.1
Common shares repurchased	(1,200)	—	(0.3)	—	—	—	(0.3)
Balance as of September 30, 2021	43,099,193	$—	$(764.3)	$685.5	$1,499.1	$(34.8)	$1,385.5

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6
Net income		—	—	—	23.9	—	23.9
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of income tax of $1.4 million		—	—	—	—	(4.1)	(4.1)
Reclassification of adjustments for loss included in net income, net of income tax of $0.1 million		—	—	—	—	0.3	0.3
Foreign currency translation adjustment, net		—	—	—	—	(40.4)	(40.4)
Other comprehensive loss		—	—	—	—	(44.2)	(44.2)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	121,689	—	—	(10.6)	—	—	(10.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	5.5	—	—	5.5
Stock-based compensation		—	—	7.3	—	—	7.3
Common shares repurchased	(176,925)	—	(20.0)	—	—	—	(20.0)
Dividends declared ($0.30 per share)		—	—	—	(12.8)	—	(12.8)
Balance as of March 31, 2020	42,793,123	$—	$(748.7)	$657.2	$1,229.0	$(104.8)	$1,032.7

Net income		—	—	—	48.2	—	48.2
Other comprehensive loss:	`
Unrealized gain on available-for-sale investments, net of income tax of $0.9 million		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2 million		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	12.8	12.8
Other comprehensive loss, net		—	—	—	—	14.9	14.9
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	128,060	—	1.3	(7.9)	—	—	(6.6)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.3	—	—	0.3
Stock-based compensation		—	—	10.3	—	—	10.3
Dividends declared ($0.30 per share)		—	—	—	(12.9)	—	(12.9)
Balance as of June 30, 2020	42,921,183	$—	$(747.4)	$659.9	$1,264.3	$(89.9)	$1,086.9

Net income		—	—	—	76.2	—	76.2
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of income tax of $0.3 million		—	—	—	—	0.8	0.8
Reclassification of adjustments for gain included in net income, net of income tax of $0.2 million		—	—	—	—	(0.5)	(0.5)

Foreign currency translation adjustment, net		—	—	—	—	24.3	24.3
Other comprehensive loss, net		—	—	—	—	24.6	24.6
Vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	49,758	—	0.8	(2.1)	—	—	(1.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	9.9	—	—	9.9
Common shares repurchased	(122,020)	—	(19.3)	—	—	—	(19.3)
Balance as of September 30, 2020	42,848,921	$—	$(765.9)	$667.8	$1,340.5	$(65.3)	$1,177.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2021	2020
Operating activities
Consolidated net income	$136.8	$148.3
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	112.3	103.7
Deferred income taxes	(8.5)	(2.1)
Stock-based compensation expense	31.0	27.5
Provision for bad debt	2.0	2.2
Equity in net (income) loss of unconsolidated entities	(4.6)	0.7
Holding gain on previously held equity interest	—	(50.9)
Acquisition earn-out accrual	22.5	27.8
Other, net	(0.8)	4.3
Changes in operating assets and liabilities:
Accounts receivable	(38.0)	5.5
Accounts payable and accrued liabilities	(1.4)	(7.0)
Accrued compensation and deferred commissions	8.5	(16.1)
Income taxes, current	(8.1)	2.7
Deferred revenue	62.7	21.5
Other assets and liabilities	(0.4)	1.6
Cash provided by operating activities	314.0	269.7

Investing activities
Purchases of investment securities	(54.5)	(40.4)
Proceeds from maturities and sales of investment securities	40.6	41.0
Capital expenditures	(71.6)	(54.7)
Acquisitions, net of cash acquired	(24.6)	(67.8)
Purchases of equity-method investments	(15.8)	(4.5)
Other, net	0.5	1.7
Cash used for investing activities	(125.4)	(124.7)

Financing activities
Common shares repurchased	(0.1)	(37.6)
Dividends paid	(40.6)	(38.6)
Proceeds from revolving credit facility	10.0	60.0
Repayment of revolving credit facility	(10.0)	(80.0)
Repayment of term facility	(75.0)	(8.4)
Proceeds from stock-option exercises	0.2	1.3
Employee taxes withheld for restricted stock units	(22.4)	(19.8)
Payment of acquisition-related earn-outs	(34.4)	—
Other, net	(3.2)	(1.5)
Cash used for financing activities	(175.5)	(124.6)

Effect of exchange rate changes on cash and cash equivalents	(8.6)	(3.4)
Net decrease in cash and cash equivalents	4.5	17.0
Cash and cash equivalents—beginning of period	422.5	334.1
Cash and cash equivalents—end of period	$427.0	$351.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$60.5	$40.0
Cash paid for interest	$8.1	$7.7
Supplemental information of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$1.3	$(1.9)
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

Recently issued accounting pronouncements not yet adopted

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients apply to our Credit Agreement and allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on the Credit Agreement. As of September 30, 2021, we have not modified the Credit Agreement related to reference rate reform but expect to modify the Credit Agreement before the end of 2022. We plan to apply the optional practical expedients and exceptions to modifications of the Credit Agreement affected by reference rate reform and are evaluating the effect on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Long-term Debt

The following table summarizes our long-term debt as of September 30, 2021 and December 31, 2020.

(in millions)	As of September 30, 2021	As of December 31, 2020
Term Facility, net of unamortized debt issuance costs of $0.0 million and $0.1 million, respectively	$26.0	$100.8
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.7 million and $1.7 million, respectively	348.3	348.3
Long-term debt	$374.3	$449.1

Credit Agreement

On July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of September 30, 2021, our total outstanding debt under the Credit Agreement was $26.0 million with borrowing availability of $300.0 million under the Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of September 30, 2021, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.3 million.

Compliance with Covenants

Each of the Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2021.

4. Acquisitions, Goodwill, and Other Intangible Assets

2021 Acquisitions
On September 3, 2021, we acquired Moorgate Benchmarks (Moorgate), a privately held European-based global provider of index design, calculation, and administration. We began consolidating the financial results of Moorgate in our consolidated financial statements on September 3, 2021.

The transaction has been accounted for as a business combination using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As of September 30, 2021, we completed our initial determination of the fair values of the acquired, identifiable assets and liabilities based on the information available. Based on the timing of the close of this transaction later in the quarter, there are various areas that are not finalized due to information that may become available subsequently, which may result in changes in the values assigned to various assets and liabilities. If additional information related to the acquisition date fair value determinations becomes available within 12 months of the acquisition date, there may be adjustments to these initial fair value measurements. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $14.8 million of goodwill and $13.4 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Technology-based assets	$12.1	7
Customer-related assets	1.3	5
Total intangible assets	$13.4

We recognized a preliminary net deferred tax liability of $3.2 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

2020 Acquisitions
During the second quarter of 2021, we finalized the purchase price allocation related to our acquisition of Sustainalytics and did not record any significant adjustments compared with the preliminary estimates disclosed in the Notes to the Audited Consolidated Financial Statements included in our Annual Report.

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2020 to September 30, 2021:

(in millions)
Balance as of December 31, 2020	$1,205.0
Acquisition of Moorgate	14.8
Other, primarily foreign currency translation	(10.8)
Balance as of September 30, 2021	$1,209.0
We did not record any goodwill impairment losses in the first nine months of 2021 and 2020. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of September 30, 2021				As of December 31, 2020
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$414.1	$(185.3)	$228.8	11	$415.6	$(163.7)	$251.9	11
Technology-based assets	233.1	(152.3)	80.8	7	223.2	(135.2)	88.0	7
Intellectual property & other	83.0	(48.4)	34.6	8	83.6	(43.4)	40.2	8
Total intangible assets	$730.2	$(386.0)	$344.2	10	$722.4	$(342.3)	$380.1	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Amortization expense	$15.6	$15.6	$46.9	$43.3

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions and divestitures completed through September 30, 2021, we expect intangible amortization expense for the remainder of 2021 and subsequent years to be as follows:

(in millions)
Remainder of 2021 (October 1 through December 31)	$14.6
2022	54.8
2023	51.0
2024	44.8
2025	38.3
Thereafter	140.7
Total	$344.2

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2021	2020	2021	2020
Basic net income per share:
Consolidated net income	$49.0	$76.2	$136.8	$148.3

Weighted average common shares outstanding	43.1	42.9	43.0	42.9

Basic net income per share	$1.14	$1.78	$3.18	$3.46

Diluted net income per share:
Consolidated net income	$49.0	$76.2	$136.8	$148.3

Weighted average common shares outstanding	43.1	42.9	43.0	42.9
Net effect of dilutive stock options and restricted stock units	0.3	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	43.4	43.2	43.3	43.2

Diluted net income per share	$1.13	$1.76	$3.16	$3.43

During the periods presented, there were no anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
License-based	$287.0	$242.9	$830.3	$680.0
Asset-based	68.4	55.4	194.6	164.4
Transaction-based	73.5	58.9	212.2	164.7
Consolidated revenue	$428.9	$357.2	$1,237.1	$1,009.1

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of September 30, 2021 had a net increase of $58.7 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $277.5 million of revenue in the nine months ended September 30, 2021 that was included in the contract liabilities balance as of December 31, 2020.

We expect to recognize revenue related to our contract liabilities for the remainder of 2021 and subsequent years as follows:

(in millions)	As of September 30, 2021
Remainder of 2021 (from October 1 through December 31)	$233.1
2022	427.2
2023	112.6
2024	33.5
2025	13.6
Thereafter	39.0
Total	$859.0

The aggregate amount of revenue we expect to recognize for the remainder of 2021 and subsequent years is higher than our contract liability balance of $399.0 million as of September 30, 2021. The difference represents the value of future obligations for signed contracts where we have not yet begun to satisfy the performance obligations or have partially satisfied the performance obligations.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2021. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2021, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2021. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2021	As of December 31, 2020
Accounts receivable, less allowance for credit losses	$239.3	$205.1
Deferred commissions	52.0	39.6
Total contract assets	$291.3	$244.7

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
United States	$302.6	$247.8	$856.7	$710.7

Asia	10.6	8.6	30.3	24.5
Australia	14.0	11.9	42.2	32.9
Canada	25.9	25.0	84.1	74.0
Continental Europe	41.1	32.3	116.2	79.2
United Kingdom	32.1	30.0	100.6	83.0
Other	2.6	1.6	7.0	4.8
Total International	126.3	109.4	380.4	298.4

Consolidated revenue	$428.9	$357.2	$1,237.1	$1,009.1

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of September 30, 2021	As of December 31, 2020
United States	$135.3	$127.0

Asia	7.8	7.5
Australia	2.9	3.7
Canada	2.9	2.9
Continental Europe	9.5	6.2
United Kingdom	6.6	7.3
Other	0.4	0.5
Total International	30.1	28.1

Consolidated property, equipment, and capitalized software, net	$165.4	$155.1

Operating lease assets by geographical area

(in millions)	As of September 30, 2021	As of December 31, 2020
United States	$83.9	$89.2

Asia	4.4	12.6
Australia	4.7	5.2
Canada	6.5	7.4
Continental Europe	15.8	17.0
United Kingdom	12.2	15.6
Other	0.6	0.7
Total International	44.2	58.5

Consolidated operating lease assets	$128.1	$147.7

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

As of September 30, 2021 and December 31, 2020, our investment balances totaled $60.3 million and $41.7 million, respectively. We classify our investments into three categories: available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. Except for the convertible note described below, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

As of September 30, 2021, financial liabilities that are classified as Level 3 within the fair value hierarchy include a contingent consideration liability of $17.7 million and a convertible note recorded as an available-for-sale security of $5.0 million.

The contingent consideration reflects potential future payments that are contingent upon the achievement of certain revenue metrics related to our acquisition of Sustainalytics that will be paid on June 30, 2022. This additional purchase consideration, for which the amount is contingent, is recognized at fair value at the date of acquisition using a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, and is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings. At September 30, 2021, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates. In the second quarter of 2021, we made the second cash payment of $47.5 million related to our acquisition of Sustainalytics, which resulted in a decrease of $34.4 million to the contingent consideration liability balance. The payment was based on the achievement of certain revenue metrics for the year ended December 31, 2020.

As of September 30, 2021, cost of the convertible note was deemed to be the best estimate of the approximation of fair value. The convertible note purchased in the second quarter of 2021 will be remeasured at fair value each reporting period until it is converted.

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

The following table summarizes our operating lease assets and lease liabilities:

Leases (in millions)	Classification on the Balance Sheet	As of September 30, 2021	As of December 31, 2020
Assets
Operating	Operating lease assets	$128.1	$147.7

Liabilities
Operating	Operating lease liabilities, current	$31.5	$39.9
Operating	Operating lease liabilities, non-current	121.4	137.7
Total lease liabilities		$152.9	$177.6

Our operating lease expense for the three months ended September 30, 2021 was $11.0 million, compared with $11.1 million for the three months ended September 30, 2020. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.2 million for the three months ended September 30, 2021, compared with $4.0 million for the three months ended September 30, 2020. We made lease payments of $12.0 million during the three months ended September 30, 2021, compared with $11.0 million during the three months ended September 30, 2020.

Our operating lease expense for the nine months ended September 30, 2021 was $32.9 million, compared with $30.9 million for the nine months ended September 30, 2020. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $12.2 million for the nine months ended September 30, 2021, compared with $10.9 million for the nine months ended September 30, 2020. We made lease payments of $36.0 million during the nine months ended September 30, 2021, compared with $30.5 million during the nine months ended September 30, 2020.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2021 (October 1 through December 31)	$11.2
2022	33.0
2023	31.9
2024	22.2
2025	19.7
Thereafter	56.0
Total minimum lease commitments	174.0
Adjustment for discount to present value	21.1
Total	$152.9

The following table summarizes the weighted-average lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2021
Weighted-average remaining lease term (in years)	6.4

Weighted-average discount rate	3.8%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Cost of revenue	$4.7	$4.1	$12.0	$10.2
Sales and marketing	1.3	1.3	3.3	3.5
General and administrative	5.1	4.5	15.7	13.8
Total stock-based compensation expense	$11.1	$9.9	$31.0	$27.5

As of September 30, 2021, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $65.3 million, which we expect to recognize over a weighted average period of 32 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.2	$92.5	$176.3	$189.6
Equity in net income (loss) of unconsolidated entities	1.9	0.6	4.6	(0.7)
Total	$65.1	$93.1	$180.9	$188.9
Income tax expense	$16.1	$16.9	$44.1	$40.6
Effective tax rate	24.7%	18.2%	24.4%	21.5%

Our effective tax rate in the third quarter and first nine months of 2021 was 24.7% and 24.4%, respectively, reflecting increases of 6.5 percentage points and 2.9 percentage points, compared with the same periods in the prior year. The increases are primarily attributable to the holding gain recorded in the third quarter of 2020 in connection with our purchase of the remaining ownership interest in Sustainalytics on July 2, 2020. This holding gain was not taxable, which resulted in a lower effective tax rate in 2020.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2021 and December 31, 2020, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2021	As of December 31, 2020
Gross unrecognized tax benefits	$11.1	$11.8
Gross unrecognized tax benefits that would affect income tax expense	$11.1	$11.8
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11.0	$11.6

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2021	As of December 31, 2020
Current liability	$7.1	$7.6
Non-current liability	5.0	5.1
Total liability for unrecognized tax benefits	$12.1	$12.7

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

Approximately 66% of our cash, cash equivalents, and investments balance as of September 30, 2021 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of September 30, 2021 include an immaterial accrual related to certain in-progress audits and reviews.

Credit Ratings Matters
On February 16, 2021, the SEC filed a civil action in the United States District Court for the Southern District of New York against Morningstar Credit Ratings, LLC (MCR). MCR was formerly registered with the SEC as a Nationally Recognized Statistical Ratings Organization (NRSRO), but effective in December 2019, it withdrew its NRSRO registration. MCR no longer operates as a credit rating agency. The SEC’s complaint relates to MCR’s former commercial mortgage-backed securities ratings methodology during the period from 2015 to March 2017, and it alleges violations of certain filing and internal control requirements that applied to MCR when it was an NRSRO. On April 19, 2021, MCR filed a motion with the Court to dismiss the complaint. The motion to dismiss is fully briefed and awaiting a decision from the court. Our financial results as of September 30, 2021 include an immaterial accrual related to this matter. At this time, we do not believe the outcome in this matter will have a material adverse effect on our business, operating results, or financial position.

On July 28, 2021, DBRS, Inc. (DBRS) reached an agreement in principle with the staff of the SEC to settle an investigation relating to certain of its policies and procedures used in connection with its credit ratings on five U.S. Collateralized Loan Obligation combination notes that were assigned between 2016 and 2019. The SEC announced its approval of the settlement on September 13, 2021. The settlement involved a censure, a cease-and-desist order, certain undertakings by DBRS, and a civil money penalty of $1.0 million, which was paid in the third quarter of 2021.

Other Matters
We are involved from time to time in regulatory investigations, examinations, and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

In the third quarter of 2021, we repurchased a total of 1,200 shares for $0.3 million, of which $0.2 million settled in October 2021, leaving $399.7 million available for future repurchases.

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

Understanding our Company

Our Business

Our mission is to empower investor success. Everything we do at Morningstar is in the service of the investor. The investing ecosystem is complex, and navigating it with confidence requires a trusted, independent voice. We deliver our perspective to institutions, advisors, and individuals with a single-minded purpose: to empower every investor with the conviction that they can make better-informed decisions and realize success on their own terms.

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

While the business environment in most of the jurisdictions in which we operate continues to move toward a state resembling pre-pandemic conditions, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance continues to be difficult to reasonably estimate at this time. The threat of new variants of the virus and concerns over the adoption and efficacy of mitigants, such as vaccines and other treatments, continue to affect historical commercial and work patterns, although not with any significant impact on any of our sources of revenue for the three months ended September 30, 2021.

Based on the guidelines of local authorities and our own safety standards, we have re-opened certain offices and will continue to do so. We continue to provide work flexibility for employees with a focus on health and safety while at the same time encouraging or requiring collaborative teams to begin returning to our offices on a regular schedule. Employees have been cleared to resume travel for approved business purposes in jurisdictions permitting such travel. Given the nature of our business, global supply chain disruptions have had little impact on the Company but could impact the availability of certain IT infrastructure over time. Certain long-term effects of the efforts of monetary authorities and governments to ameliorate the impacts of the pandemic are potentially starting to become evident, including both price and wage inflation as well as the competition for workers. We have noted these effects in our business related to the mobility of employees between jobs and the wage levels needed to hire or retain employees.

Accordingly, the situation surrounding the COVID-19 pandemic remains fluid. We continue to actively manage our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements for the three and nine months ended September 30, 2021. We remain focused on maintaining a strong balance sheet and liquidity position. At September 30, 2021, our cash, cash equivalents, and investments totaled $487.3 million and we had full availability of our $300.0 million revolving credit facility.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended September 30,					Nine months ended September 30,
(in millions)	2021	2020		Change	Organic Change (1)	2021	2020		Change	Organic Change (1)
Revenue by Type
License-based (2)	$287.0	$242.9		18.2%	16.9%	$830.3	$680.0		22.1%	14.2%
Asset-based (3)	68.4	55.4		23.5%	22.5%	194.6	164.4		18.4%	16.8%
Transaction-based (4)	73.5	58.9		24.8%	21.6%	212.2	164.7		28.8%	23.6%

Key product area revenue
PitchBook	$75.5	$51.3		47.2%	47.2%	$205.4	$144.6		42.0%	42.0%
DBRS Morningstar (5)	65.1	53.3		22.1%	18.9%	189.8	149.7		26.8%	21.5%
Morningstar Data	61.3	54.0		13.5%	11.4%	180.4	158.7		13.7%	9.7%
Morningstar Direct	43.8	39.9		9.8%	8.4%	129.1	116.9		10.4%	7.5%
Investment Management (6)	32.4	30.3		6.9%	6.0%	92.8	88.1		5.3%	3.3%
Workplace Solutions	26.5	20.3		30.5%	30.5%	77.2	61.2		26.1%	26.1%
Morningstar Advisor Workstation	23.1	21.8		6.0%	5.7%	68.8	64.8		6.2%	5.6%

	As of September 30,
	2021	2020		Change
Select business metrics
Morningstar Direct licenses	17,182	16,282		5.5%
PitchBook Platform licenses	69,164	48,331		43.1%
Advisor Workstation clients (U.S. and Canada)	233	245	(7)	(4.9)%
Morningstar.com Premium Membership subscriptions (U.S.)	116,627	113,103		3.1%

Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$110.7	$82.5		34.2%
Fiduciary Services	57.9	52.4		10.5%
Custom Models/CIT	41.1	36.5	(8)	12.6%
Workplace Solutions (total)	$209.7	$171.4		22.3%
Investment Management
Morningstar Managed Portfolios	$31.4	$26.4		18.9%
Institutional Asset Management	11.4	10.1	(8)	12.9%
Asset Allocation Services	7.7	6.6		16.7%
Investment Management (total)	$50.5	$43.1		17.2%

Asset value linked to Morningstar Indexes ($bil)	$136.3	$65.6		107.8%

	Three months ended September 30,					Nine months ended September 30,
	2021	2020		Change		2021	2020		Change
Average assets under management and advisement ($bil)	$255.7	$210.1	(8)	21.7%		$245.5	$207.8	(8)	18.1%
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
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.
(5) For the three and nine months ended September 30, 2021, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 35.4% and 36.1%, respectively. For the three and nine months ended September 30, 2020, recurring revenue was 39.7% and 40.6%, respectively.
(6) Investment Management revenue includes the contribution of the Morningstar Funds Trust, which records revenue as well as sub-advisory fees on a gross basis. This contribution represented $5.2 million of revenue in the quarter ended September 30, 2021 compared with $4.5 million in the prior-year period. For the first nine months of 2021 and 2020, this contribution represented $16.4 million and $12.6 million, respectively.
(7) Revised to reflect updated enterprise client reporting for Advisor Workstation to include clients in Canada.
(8) Revised to reclass CIT assets previously reported in Institutional Asset Management to Custom Models/CIT.

Three and Nine Months Ended September 30, 2021 vs. Three and Nine Months Ended September 30, 2020

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2021	2020	Change		2021	2020	Change
Consolidated revenue	$428.9	$357.2	20.1%		$1,237.1	$1,009.1	22.6%
Operating income	67.8	44.3	53.0%		182.2	150.1	21.4%
Operating margin	15.8%	12.4%	3.4	pp	14.7%	14.9%	(0.2)	pp

Cash provided by operating activities	$122.6	$93.4	31.3%		$314.0	$269.7	16.4%
Capital expenditures	(30.2)	(22.6)	33.6%		(71.6)	(54.7)	30.9%
Free cash flow	$92.4	$70.8	30.5%		$242.4	$215	12.7%
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
•consolidated operating income, excluding intangible amortization expense and all merger and acquisition (M&A)-related expenses (including M&A-related earn-outs) (adjusted operating income);
•consolidated operating margin, excluding intangible amortization expense and all M&A-related expenses (including M&A-related earn-outs) (adjusted operating margin); and
•cash provided by or used for operating activities less capital expenditures (free cash flow).

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We present organic revenue and international organic revenue because we believe these non-GAAP measures help investors better compare period-over-period results.

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better reflect period-over-period comparisons, and improve overall understanding of the underlying performance of the business absent the impact of the Sustainalytics for the first six months of 2021 and other acquisitions for the three and nine months ended September 30, 2021.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Consolidated revenue	$428.9	$357.2	20.1%	$1,237.1	$1,009.1	22.6%

In the third quarter of 2021, consolidated revenue increased 20.1% to $428.9 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by $4.9 million.

License-based revenue, which represents subscription services available to customers, grew $44.1 million, or 18.2%, during the third quarter of 2021. On an organic basis, license-based revenue increased 16.9%. Organic revenue growth was driven by demand for PitchBook, Morningstar Data, and Sustainalytics. PitchBook revenue increased 47.2%, highlighting ongoing expansion of existing client relationships along with growth in new users. Key marketing initiatives, brand partnerships, and a return to live client events also supported PitchBook revenue growth in the quarter, as well as higher consumption of institutional research reports, which generated record levels of new leads, product demos, and sales. Morningstar Data revenue rose by 13.5% supported by the expansion of data use cases, strong demand for data to support regulatory needs, and increasing interest in fund-level sustainability data as our core client segments respond to investor trends. Sustainalytics revenue grew 46.0%, or 43.6% on an organic basis, to $19.8 million on strong demand from both investor and corporate clients. Institutional investor demand for ESG data and research, regulation-driven needs for expanded ESG data and reporting solutions, and growing adoption of ESG considerations in the wealth segment all drove investor-related revenue.

Asset-based revenue increased $13.0 million, or 23.5%, in the third quarter of 2021. Organic revenue growth was 22.5%. Reported revenue growth was driven by Workplace Solutions, Morningstar Indexes, and Investment Management. Workplace Solutions revenue grew 30.5%, bolstered by higher year-over-year market performance, as well as higher assets under management in Retirement Manager from new plans, increases in both participants and contributions in existing plans, and the conversion of some existing clients to Retirement Manager. Morningstar Indexes revenue increased 86.9%, driven by higher index data licensing sales and strong asset flows and market growth for investable products linked to Morningstar Indexes. Investment Management revenue was 6.9% higher in the third quarter of 2021 as stronger year-over-year inflows and market performance more than offset the negative impact of previously-disclosed client losses.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting often results in a one-quarter lag between market movements and the impact on revenue. Average assets under management and advisement (calculated using available average quarterly or monthly data) were approximately $255.7 billion for the third quarter of 2021, compared with $210.1 billion for the third quarter of 2020.

Transaction-based revenue grew $14.6 million, or 24.8%, in the third quarter of 2021. Organic growth was 21.6%. DBRS Morningstar revenue increased 22.1% primarily from robust commercial mortgage-backed securities issuances following muted 2020 issuance volumes. In addition to strong issuance by non-bank financials and Canadian insurance companies, DBRS Morningstar’s continued expansion in the U.S. corporate middle market and European corporate market advanced fundamental ratings revenue growth. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 35.4% of DBRS Morningstar revenue.

In the first nine months of 2021, consolidated revenue increased 22.6% to $1,237.1 million. Foreign currency movements had a positive impact, increasing revenue by $26.8 million.

License-based revenue grew $150.3 million, or 22.1%, during the first nine months of 2021 driven by demand for licensed-based products, such as PitchBook, Sustainalytics, and Morningstar Data. Revenue from PitchBook, Sustainalytics, and, Morningstar Data increased $60.8 million, $42.7 million, and $21.7 million, respectively, due to the same factors listed above. On an organic basis, license-based revenue grew 14.2%, excluding Sustainalytics for the first six months of 2021, other M&A, and foreign currency translations.

Asset-based revenue increased $30.2 million, or 18.4%, in the first nine months of 2021, primarily driven by Workplace Solutions, Morningstar Indexes, and Morningstar Managed Portfolios. Revenue from Workplace Solutions, Morningstar Indexes, and Morningstar Managed Portfolios increased $16.0 million, $9.2 million, and $7.3 million, respectively. Asset-based organic revenue organic growth was 16.8%.

Transaction-based revenue grew $47.5 million, or 28.8%, in the first nine months of 2021, driven by the contribution of DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 36.1% of DBRS Morningstar revenue. Organic revenue growth was 23.6%.

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

Organic revenue increased 18.6% during the third quarter and 16.2% during the nine months ended September 30, 2021. PitchBook, DBRS Morningstar, Workplace Solutions, and Morningstar Data were the main drivers of the increase in organic revenue during the third quarter and first nine months of 2021.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Consolidated revenue	$428.9	$357.2	20.1%	$1,237.1	$1,009.1	22.6%
Less: acquisitions	(0.2)	—	NMF	(37.5)	—	NMF
Less: divestitures	—	—	—%	—	—	—%
Less: adoption of new accounting standards	—	—	—%	—	—	—%
Effect of foreign currency translations	(4.9)	—	NMF	(26.8)	—	NMF
Organic revenue	$423.8	$357.2	18.6%	$1,172.8	$1,009.1	16.2%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
United States	$302.6	$247.8	22.1%	$856.7	$710.7	20.5%

Asia	10.6	8.6	23.3%	30.3	24.5	23.7%
Australia	14.0	11.9	17.6%	42.2	32.9	28.3%
Canada	25.9	25.0	3.6%	84.1	74.0	13.6%
Continental Europe	41.1	32.3	27.2%	116.2	79.2	46.7%
United Kingdom	32.1	30.0	7.0%	100.6	83.0	21.2%
Other	2.6	1.6	62.5%	7.0	4.8	45.8%
Total International	126.3	109.4	15.4%	380.4	298.4	27.5%

Consolidated revenue	$428.9	$357.2	20.1%	$1,237.1	$1,009.1	22.6%

International revenue comprised approximately 30% of our consolidated revenue for the third quarter and first nine months of 2021, which was consistent with the third quarter and first nine months of 2020. Approximately 57% was generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 15.4% and 27.5% in the third quarter and first nine months of 2021, respectively, as a result of our acquisition of Sustainalytics, which has a revenue base in Europe. DBRS Morningstar, which has a significant revenue base in Canada and Europe, also contributed $1.9 million and $12.5 million to the increase in international revenue during the third quarter and first nine months of 2021, respectively.

International organic revenue

International organic revenue (international revenue, excluding acquisitions, divestitures, the adoption of new accounting standards, and the effect of foreign currency translations) is considered a non-GAAP financial measure.

International organic revenue for the three and nine months ended September 30, 2021 grew 10.8% and 9.6%, respectively, and mainly reflects growth in DBRS Morningstar, Morningstar Data, Morningstar Direct, and Sustainalytics in Europe during the third quarter and first nine months of 2021.

The table below presents a reconciliation from reported international revenue to international organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
International revenue	$126.3	$109.4	15.4%	$380.4	$298.4	27.5%
Less: acquisitions	(0.2)	—	NMF	(26.6)	—	NMF
Effect of foreign currency translations	(4.9)	—	NMF	(26.8)	—	NMF
International organic revenue	$121.2	$109.4	10.8%	$327.0	$298.4	9.6%

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Cost of revenue	$183.1	$138.7	32.0%		$508.8	$406.8	25.1%
% of consolidated revenue	42.7%	38.8%	3.9	pp	41.1%	40.3%	0.8	pp
Sales and marketing	72.9	52.6	38.6%		201.3	150.7	33.6%
% of consolidated revenue	17.0%	14.7%	2.3	pp	16.3%	14.9%	1.4	pp
General and administrative	67.0	85.8	(21.9)%		232.5	197.8	17.5%
% of consolidated revenue	15.6%	24.0%	(8.4)	pp	18.8%	19.6%	(0.8)	pp
Depreciation and amortization	38.1	35.8	6.4%		112.3	103.7	8.3%
% of consolidated revenue	8.9%	10.0%	(1.1)	pp	9.1%	10.3%	(1.2)	pp
Total operating expense	$361.1	$312.9	15.4%		$1,054.9	$859.0	22.8%
% of consolidated revenue	84.2%	87.6%	(3.4)	pp	85.3%	85.1%	0.2	pp

Consolidated operating expense increased $48.2 million, or 15.4%, in the third quarter of 2021, and $195.9 million, or 22.8% in the first nine months of 2021. Excluding the impact of the Sustainalytics earn-outs in the third quarter of 2021 and 2020, operating expense increased 28.1% in the third quarter of 2021 and 23.5% in the first nine months of 2021. Higher compensation expense, professional fees, sales commissions, and advertising and marketing costs were the key contributors to operating expense growth during the third quarter and the first nine months of 2021. Foreign currency translations had an unfavorable impact of $4.5 million and $23.3 million on operating expense during the third quarter of 2021 and first nine months of 2021, respectively.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $18.8 million and $137.4 million in the third quarter and first nine months of 2021, respectively. Higher bonus expense in the third quarter, which was recorded to align with the Company's strong year-to-date financial performance, was the primary driver of the increase in compensation expense. The remaining increase reflects higher headcount in data collection and analysis, product and software development, and sales and service support, particularly related to PitchBook, Sustainalytics, and Morningstar Investment Management, as we accelerate investment to support current and future needs of the business.

Professional fees increased $5.9 million and $10.7 million during the third quarter and first nine months of 2021, respectively, related to ongoing M&A integration products and third-party contractors assisting with software development and technology improvements. Sales commissions increased $5.1 million and $14.0 million during the third quarter and first nine months of 2021, respectively, largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. Advertising and marketing costs increased $3.4 million in the third quarter and $6.6 million in the first nine months of 2021 due to an increase in paid-search advertising and branded partnership campaigns at PitchBook, as well as the return to in-person or hybrid Morningstar conferences.

An increase of $2.6 million and $12.7 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the third quarter and first nine months of 2021, respectively.

We had 9,272 employees worldwide as of September 30, 2021, compared with 7,692 as of September 30, 2020, which reflects continued investment in resources to support our key growth initiatives, including operations in India, the United States, and Europe.
Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.
Cost of revenue increased $44.4 million in the third quarter of 2021. Higher compensation expense of $35.6 million was the largest contributor to the increase, largely reflecting additional bonus expense. Professional fees increased $2.7 million during the third quarter of 2021 related to ongoing M&A integration projects and third-party contractors assisting with software development and technology improvements. These increases were partially offset by higher capitalized software expense of $2.6 million due primarily to an increase in development activity in key product areas.

Cost of revenue increased $102.0 million in the first nine months of 2021. Higher compensation expense of $90.9 million was the largest contributor to the increase. Professional fees increased $6.1 million during the first nine months of 2021 due to the same factor listed above. Growth in mutual fund operating costs of $4.1 million also contributed to the unfavorable variance in this category, mainly due to fees paid to sub-advisors and other costs related to the Morningstar Funds Trust. These increases were partially offset by higher capitalized software expense of $12.7 million.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $58.0 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first nine months of 2021, compared with $45.3 million in the first nine months of 2020.

Sales and marketing

Sales and marketing expense increased $20.3 million in the third quarter of 2021, reflecting a $10.8 million increase in compensation expense. Sales commission expense was higher by $4.4 million largely due to strong PitchBook sales performance and additional headcount under sales commission plans throughout the organization. Advertising and marketing costs increased $3.4 million due to an increase in paid search advertising for PitchBook and Morningstar.com.

Sales and marketing expense increased $50.6 million in the first nine months of 2021, reflecting a $30.7 million increase in compensation expense. Sales commission expense and advertising and marketing costs were higher by $12.2 million and $6.6 million, respectively, due to the same factors listed above.

General and administrative

General and administrative expense decreased $18.8 million during the third quarter of 2021. Compensation expense decreased $27.6 million compared with the prior year period, which was elevated due to the $27.8 million Sustainalytics earn-out recorded in compensation expense.

General and administrative expense increased $34.7 million during the first nine months of 2021. Compensation expense increased $11.8 million. Professional fees increased $4.0 million related to ongoing M&A integration projects and third-party contractors assisting with software development and technology improvements. Rent expense also increased $3.3 million during the first nine months of 2021 in connection with lease expansion in certain geographies, as well as the addition of Sustainalytics' leases.

Depreciation and amortization

Depreciation expense increased $1.9 million in the third quarter of 2021, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense was flat during the third quarter of 2021.

For the first nine months of 2021, depreciation expense increased $4.0 million, driven mainly by depreciation expense related to capitalized software development incurred over the past several years. Intangible amortization expense increased $3.6 million, primarily from additional amortization related to intangibles from the acquisition of Sustainalytics.

Amortization of intangible assets will be an ongoing expense. We estimate that this expense will total approximately $14.6 million for the remainder of 2021. Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, and foreign currency translation.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Operating income	$67.8	$44.3	53.0%		$182.2	$150.1	21.4%
% of revenue	15.8%	12.4%	3.4	pp	14.7%	14.9%	(0.2)	pp

Consolidated operating income increased $23.5 million in the third quarter of 2021, reflecting an increase in operating expenses of $48.2 million, which was more than offset by an increase in revenue of $71.7 million. Operating income in the third quarter of 2020 included a $27.8 million earn-out related to the Sustainalytics acquisition that was recorded in compensation expense. Operating margin was 15.8%, an increase of 3.4 percentage points compared with the third quarter of 2020.

Consolidated operating income increased $32.1 million in the first nine months of 2021, reflecting an increase in operating expenses of $195.9 million, which was offset by an increase in revenue of $228.0 million. Operating margin was 14.7%, a decrease of 0.2 percentage points compared with the first nine months of 2020.

We report adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of $83.5 million and $272.2 million in the third quarter and first nine months of 2021, respectively. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Operating income	$67.8	$44.3	53.0%	$182.2	$150.1	21.4%
Add: intangible amortization expense	15.6	15.6	—%	46.9	43.3	8.3%
Add: M&A-related expenses	4.2	3.5	20.0%	11.4	10.9	4.6%
Add: M&A-related earn-outs	(4.1)	27.8	(114.7)%	31.7	27.8	14.0%
Adjusted operating income	$83.5	$91.2	(8.4)%	$272.2	$232.1	17.3%

We also reported adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of 19.4% in the third quarter of 2021 and 22.0% in the first nine months of 2021. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Operating margin	15.8%	12.4%	3.4 pp	14.7%	14.9%	(0.2) pp
Add: intangible amortization expense	3.6%	4.4%	(0.8) pp	3.8%	4.3%	(0.5) pp
Add: M&A-related expenses	1.0%	1.0%	— pp	0.9%	1.1%	(0.2) pp
Add: M&A-related earn-outs	(1.0)%	7.8%	(8.8) pp	2.6%	2.8%	(0.2) pp
Adjusted operating margin	19.4%	25.6%	(6.2) pp	22.0%	23.1%	(1.1) pp

Non-Operating Income (Expense), Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
 Non-operating income (expense), net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$0.2	$0.5	$0.8	$1.2
Interest expense	(2.5)	(1.9)	(8.1)	(7.7)
Realized gains on sale of investments, reclassified from other comprehensive income	1.2	0.7	4.1	1.2
Holding gain on previously-held equity interest	—	50.9	—	50.9
Other expense, net	(3.5)	(2.0)	(2.7)	(6.1)
Non-operating income (expense), net	$(4.6)	$48.2	$(5.9)	$39.5

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facility and the $350.0 million aggregate principal amount of the 2.32% senior notes due October 26, 2030 (2030 Notes).

Other expense, net primarily includes foreign currency exchange losses.

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Equity in net income (loss) of unconsolidated entities	$1.9	$0.6	$4.6	$(0.7)

Equity in net income (loss) of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.2	$92.5	$176.3	$189.6
Equity in net income (loss) of unconsolidated entities	1.9	0.6	4.6	(0.7)
Total	$65.1	$93.1	$180.9	$188.9
Income tax expense	$16.1	$16.9	$44.1	$40.6
Effective tax rate	24.7%	18.2%	24.4%	21.5%

Our effective tax rate in the third quarter and first nine months of 2021 was 24.7% and 24.4%, respectively, reflecting increases of 6.5 percentage points and 2.9 percentage points compared with the same periods in the prior year. The increases are primarily attributable to the holding gain recorded in the third quarter of 2020 in connection with our purchase of the remaining ownership interest in Sustainalytics on July 2, 2020. This holding gain was not taxable, which resulted in a lower effective tax rate in 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents, and investments of $487.3 million, an increase of $23.1 million, compared with $464.2 million as of December 31, 2020. The increase reflects cash provided by operating activities of $314.0 million offset primarily by $75.0 million of repayments of long-term debt, $71.6 million of capital expenditures, dividends paid of $40.6 million, $34.4 million for the payment of acquisition-related earn-outs included in financing activities, and $24.6 million for acquisitions, net of cash acquired in investing activities.

Cash provided by operating activities is our main source of cash. In the first nine months of 2021, cash provided by operating activities was $314.0 million, reflecting $290.7 million of net income, adjusted for non-cash items, and an additional $23.3 million in positive changes from our net operating assets and liabilities, which included bonus payments of $85.9 million. Cash provided by operating activities increased $44.3 million, or 16.4%, for the first nine months of 2021. Excluding M&A-related earn-out payments, operating cash would have grown by 22.6%.

On July 2, 2019, we entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility and a term loan facility of $450.0 million. We had an outstanding principal balance of $26.0 million on the term facility and borrowing availability on the revolving credit facility of $300.0 million as of September 30, 2021. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under its Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of September 30, 2021, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.3 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2021.

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

Approximately 66% of our cash, cash equivalents, and investments balance as of September 30, 2021 was held by our operations outside the United States, up from 60% as of December 31, 2020. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In October 2021, our board of directors approved a regular quarterly dividend of $0.315 per share, or $13.6 million, payable on October 29, 2021 to shareholders of record as of October 19, 2021.

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023. In the first nine months of 2021, we repurchased 1,200 shares and had approximately $399.7 million available for future repurchases as of September 30, 2021.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cash provided by operating activities	$122.6	$93.4	31.3%	$314.0	$269.7	16.4%
Capital expenditures	(30.2)	(22.6)	33.6%	(71.6)	(54.7)	30.9%
Free cash flow	$92.4	$70.8	30.5%	$242.4	$215.0	12.7%

We generated free cash flow of $92.4 million in the third quarter of 2021, an increase of $21.6 million compared with the third quarter of 2020. The change reflects a $29.2 million increase in cash provided by operating activities, as well as a $7.6 million increase in capital expenditures. Cash provided by operating activities increased primarily due to higher earnings and the timing of working capital. Capital expenditures increased due to higher capitalized software development.

In the first nine months of 2021, we generated free cash flow of $242.4 million, an increase of $27.4 million compared with the first nine months of 2020. The change reflects a $44.3 million increase in cash provided by operating activities, as well as a $16.9 million increase in capital expenditures. Cash provided by operating activities increased primarily due to higher earnings and the timing of working capital. Excluding $16.6 million of M&A-related earn-out payments, operating cash and free cash flow would have grown by 22.6% and 20.5%, respectively.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2021:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2021	Projected Beneficial Ownership	(1)
Steve Kaplan Director	5/11/2021	11/11/2021	2,000	Shares to be sold under the plan on specified dates	1,000	42,453
Joe Mansueto Executive Chairman	11/19/2020	4/30/2022	1,600,000	Shares to be sold under the plan if the stock reaches specified prices	796,281	17,528,844
Caroline Tsay Director	3/8/2021	5/31/2022	835	Shares to be sold under the plan on specified dates	466	3,993

During the third quarter of 2021, the previously disclosed Rule 10b5-1 plan for Daniel Dunn completed in accordance with its terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2021 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2021 and restricted stock units that will vest by November 29, 2021. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2021. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2021, our cash, cash equivalents, and investments balance was $487.3 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $0.3 million impact on our interest expense based on our outstanding principal balance and LIBOR rates around September 30, 2021.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2021:

	Nine months ended September 30, 2021
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2021	0.7212	1.3460	0.7868	1.1590	n/a

Percentage of revenue	3.3%	8.1%	6.8%	6.6%	5.8%
Percentage of operating income (loss)	4.3%	3.0%	11.3%	2.5%	(21.9)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.9)	$(9.8)	$(8.3)	$(7.9)	$(7.1)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.7)	$(0.5)	$(2.0)	$(0.5)	$4.0

The table below shows our net investment exposure to foreign currencies as of September 30, 2021:

	As of September 30, 2021
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$77.0	$330.7	$456.1	$240.9	$213.0
Liabilities	28.3	72.0	214.1	208.8	(12.3)
Net currency position	$48.7	$258.7	$242.0	$32.1	$225.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.9)	$(25.9)	$(24.2)	$(3.2)	$(22.5)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the changes noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2021:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2021 - July 31, 2021	—	$—	—	$400,000,000
August 1, 2021 - August 31, 2021	200	257.14	200	$399,948,568
September 1, 2021 - September 30, 2021	1,000	261.65	1,000	$399,686,894
Total	1,200	$260.90	1,200

Item 6.Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on October 29, 2021 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 29, 2021	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer