Form 10-Q
period 2022-03-31
Morningstar, Inc.
filed 2022-04-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2022, there were 42,730,601 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
(in millions, except share and per share amounts)	2022	2021

Revenue	$457.0	$392.8

Operating expense:
Cost of revenue	191.3	157.3
Sales and marketing	81.4	61.9
General and administrative	90.3	69.8
Depreciation and amortization	37.6	36.6
Total operating expense	400.6	325.6

Operating income	56.4	67.2

Non-operating income, net:
Interest expense, net	(2.4)	(2.8)
Realized gains on sale of investments, reclassified from other comprehensive income	1.0	1.3
Other income, net	8.0	1.6
Non-operating income, net	6.6	0.1

Income before income taxes and equity in net income of unconsolidated entities	63.0	67.3

Equity in net income of unconsolidated entities	0.4	1.7

Income tax expense	17.3	14.1

Consolidated net income	$46.1	$54.9

Net income per share:
Basic	$1.07	$1.28
Diluted	$1.06	$1.27

Dividends per common share:
Dividends declared per common share	$0.36	$0.32
Dividends paid per common share	$0.36	$0.32

Weighted average shares outstanding:
Basic	43.0	42.9
Diluted	43.3	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2022	2021
Consolidated net income	$46.1	$54.9

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(5.0)	(3.0)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(4.8)	2.1
Reclassification of gains on investments included in net income	(0.7)	(1.0)
Other comprehensive loss	(10.5)	(1.9)

Comprehensive income	$35.6	$53.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2022 (unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$483.5	$483.8
Investments	61.4	62.3
Accounts receivable, less allowance for credit losses of $4.4 million and $4.5 million, respectively	276.4	268.9
Income tax receivable	—	8.9
Deferred commissions	34.2	31.2
Prepaid expenses	44.4	30.6
Other current assets	2.9	1.9
Total current assets	902.8	887.6
Goodwill	1,202.6	1,207.0
Intangible assets, net	321.6	328.2
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $550.0 million and $529.2 million, respectively	176.5	171.8
Operating lease assets	145.4	149.2
Investments in unconsolidated entities	64.1	63.3
Deferred tax asset, net	13.2	12.8
Deferred commissions	32.3	31.1
Other assets	10.9	11.7
Total assets	$2,869.4	$2,862.7

Liabilities and equity
Current liabilities:
Deferred revenue	$428.6	$377.4
Accrued compensation	153.3	273.7
Accounts payable and accrued liabilities	72.7	76.5
Operating lease liabilities	37.4	36.4
Contingent consideration liability	17.0	17.3
Other current liabilities	11.5	2.2
Total current liabilities	720.5	783.5
Operating lease liabilities	129.1	135.7
Accrued compensation	18.0	16.3
Deferred tax liabilities, net	93.7	101.7
Long-term debt	504.4	359.4
Deferred revenue	37.4	36.4
Other long-term liabilities	14.6	13.8
Total liabilities	1,517.7	1,446.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,767,652 and 43,136,273 shares were outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock at cost, 11,526,992 and 11,124,021 shares as of March 31, 2022 and December 31, 2021, respectively	(874.9)	(764.3)

Additional paid-in capital	715.2	689.0
Retained earnings	1,557.2	1,526.5
Accumulated other comprehensive loss:
Currency translation adjustment	(45.8)	(40.8)
Unrealized gain on available-for-sale investments	—	5.5
Total accumulated other comprehensive loss	(45.8)	(35.3)
Total equity	1,351.7	1,415.9
Total liabilities and equity	$2,869.4	$2,862.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2022 and 2021

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive loss, net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4
Net income		—	—	—	54.9	—	54.9
Other comprehensive loss:
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(3.0)	(3.0)
Other comprehensive loss		—	—	—	—	(1.9)	(1.9)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	47,826	—	—	(6.3)	—	—	(6.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.7	—	—	8.7
Stock-based compensation		—	—	8.1	—	—	8.1
Common shares repurchased	—	—	—	—	—	—	—
Dividends declared ($0.32 per share)		—	—	—	(13.5)	—	(13.5)
Balance as of March 31, 2021	42,945,984	$—	$(767.3)	$681.8	$1,430.8	$(23.9)	$1,321.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2022	2021
Operating activities
Consolidated net income	$46.1	$54.9
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	37.6	36.6
Deferred income taxes	(6.7)	(2.5)
Stock-based compensation expense	13.9	8.1
Provision for bad debt	—	1.1
Equity in net income of unconsolidated entities	(0.4)	(1.7)
Acquisition earn-out accrual	7.1	5.7
Other, net	(9.0)	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	(26.3)
Accounts payable and accrued liabilities	(2.7)	(6.7)
Accrued compensation and deferred commissions	(108.7)	(61.7)
Income taxes, current	17.1	4.1
Deferred revenue	53.8	60.9
Other assets and liabilities	(16.0)	(5.6)
Cash provided by operating activities	23.5	64.2

Investing activities
Purchases of investment securities	(15.9)	(20.9)
Proceeds from maturities and sales of investment securities	18.2	15.3
Capital expenditures	(28.0)	(22.7)
Acquisitions, net of cash acquired	(6.8)	—
Purchases of equity-method investments	(1.0)	(5.2)
Other, net	(0.2)	0.1
Cash used for investing activities	(33.7)	(33.4)

Financing activities
Common shares repurchased	(110.6)	—
Dividends paid	(15.5)	(13.5)
Proceeds from revolving credit facility	175.0	—
Repayment of revolving credit facility	(30.0)	—
Repayment of term facility	—	(45.0)
Employee taxes withheld for restricted stock units	(7.1)	(6.3)
Other, net	—	(1.2)
Cash provided by (used for) financing activities	11.8	(66.0)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	(3.7)
Net decrease in cash and cash equivalents	(0.3)	(38.9)
Cash and cash equivalents—beginning of period	483.8	422.5
Cash and cash equivalents—end of period	$483.5	$383.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7.0	$12.5
Cash paid for interest	$2.6	$3.1
Supplemental information of non-cash investing activities:
Unrealized gain on available-for-sale investments	$0.1	$1.5

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended
December 31, 2021, filed with the SEC on February 25, 2022 (our Annual Report).

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

Recently issued accounting pronouncements not yet adopted

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. The optional expedients apply to our Credit Agreement and allow the Company to account for modifications due to reference rate reform by prospectively adjusting the effective interest rate on the Credit Agreement. As of March 31, 2022, we have not modified the Credit Agreement related to reference rate reform. In connection with the announcement of the acquisition of Leveraged Commentary and Data (LCD), the Company entered into a new financing commitment to support the transaction. The financing is comprised of a five-year term facility and a revolving credit facility, which will replace the Company's existing Credit Agreement, and will be used to finance a portion of the purchase price and for other general corporate purposes. The new financing commitment will not be based on LIBOR and therefore, reference rate reform is not applicable. See Note 14 for additional information on our planned acquisition of LCD and our financial commitment.

Business Combinations: On October 28, 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (ASU No. 2021-08), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, the new standard will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. ASU No. 2021-08 creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations. The new standard is effective for us on January 1, 2023. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. Entities should apply the new guidance on a prospective basis to all business combinations with an acquisition date on or after the effective date. We have not made a decision on early adoption and are evaluating the effect that ASU No. 2021-08 will have on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Long-term Debt

The following table summarizes our long-term debt as of March 31, 2022 and December 31, 2021.

(in millions)	As of March 31, 2022	As of December 31, 2021
Term Facility, net of unamortized debt issuance costs of $0.1 million and $0.1 million, respectively	$11.0	$11.0
Revolving Credit Facility	145.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.6 million and $1.6 million, respectively	348.4	348.4
Long-term debt	$504.4	$359.4

Credit Agreement

On July 2, 2019, the Company entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million (the Term Facility). The Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the Revolving Credit Facility. The Credit Agreement will expire on July 2, 2024. As of March 31, 2022, our total outstanding debt under the Credit Agreement was $156.0 million with borrowing availability of $155.0 million under the Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the Credit Agreement. Starting on April 30, 2021, interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of March 31, 2022, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.4 million.

Compliance with Covenants

Each of the Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2022.

4. Acquisitions, Goodwill, and Other Intangible Assets

2022 Acquisitions
We did not make any significant acquisitions during the first quarter of 2022.

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2021 to March 31, 2022:

(in millions)
Balance as of December 31, 2021	$1,207.0
Foreign currency translation	(4.4)
Balance as of March 31, 2022	$1,202.6
We did not record any goodwill impairment losses in the first three months of 2022 and 2021. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of March 31, 2022				As of December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$414.3	$(200.3)	$214.0	11	$413.7	$(192.8)	$220.9	11
Technology-based assets	238.4	(162.0)	76.4	7	232.3	(157.7)	74.6	7
Intellectual property & other	83.7	(52.5)	31.2	8	83.0	(50.3)	32.7	8
Total intangible assets	$736.4	$(414.8)	$321.6	10	$729.0	$(400.8)	$328.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2022	2021
Amortization expense	$14.1	$15.6

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through March 31, 2022, we expect intangible amortization expense for the remainder of 2022 and subsequent years to be as follows:

(in millions)
Remainder of 2022 (April 1 through December 31)	$42.7
2023	53.2
2024	47.0
2025	38.4
2026	34.5
Thereafter	105.8
Total	$321.6

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except share and per share amounts)	2022	2021
Basic net income per share:
Consolidated net income	$46.1	$54.9

Weighted average common shares outstanding	43.0	42.9

Basic net income per share	$1.07	$1.28

Diluted net income per share:
Consolidated net income	$46.1	$54.9

Weighted average common shares outstanding	43.0	42.9
Net effect of dilutive stock options and restricted stock units	0.3	0.4
Weighted average common shares outstanding for computing diluted income per share	43.3	43.3

Diluted net income per share	$1.06	$1.27

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2022	2021
License-based	$311.9	$266.1
Asset-based	68.5	61.4
Transaction-based	76.6	65.3
Consolidated revenue	$457.0	$392.8

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 1 to 3 years, and are accounted for as subscription services available to customers and not as a license under the accounting guidance. License-based revenue is generated from the sale of PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, Morningstar Advisor Workstation, and other similar product licenses.

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of March 31, 2022 had a net increase of $52.2 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $155.8 million of revenue in the three months ended March 31, 2022 that was included in the contract liabilities balance as of December 31, 2021.

We expect to recognize revenue related to our contract liabilities for the remainder of 2022 and subsequent years as follows:

(in millions)	As of March 31, 2022
Remainder of 2022 (from April 1 through December 31)	$648.3
2023	232.0
2024	71.6
2025	21.6
2026	11.2
Thereafter	32.0
Total	$1,016.7

The aggregate amount of revenue we expect to recognize for the remainder of 2022 and subsequent years is higher than our contract liability balance of $466.0 million as of March 31, 2022. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2022. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2022, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2022. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2022	As of December 31, 2021
Accounts receivable, less allowance for credit losses	$276.4	$268.9
Deferred commissions	66.5	62.3
Total contract assets	$342.9	$331.2

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended March 31,
(in millions)	2022	2021
United States	$328.2	$269.5

Asia	10.8	10.0
Australia	14.0	13.5
Canada	27.1	27.4
Continental Europe	41.3	36.2
United Kingdom	33.1	34.1
Other	2.5	2.1
Total International	128.8	123.3

Consolidated revenue	$457.0	$392.8

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of March 31, 2022	As of December 31, 2021
United States	$143.6	$139.3

Asia	10.7	8.8
Australia	3.0	3.1
Canada	3.3	3.8
Continental Europe	9.6	10.1
United Kingdom	6.0	6.4
Other	0.3	0.3
Total International	32.9	32.5

Consolidated property, equipment, and capitalized software, net	$176.5	$171.8

Operating lease assets by geographical area

(in millions)	As of March 31, 2022	As of December 31, 2021
United States	$79.0	$82.7

Asia	25.4	24.1
Australia	4.4	4.6
Canada	6.7	7.1
Continental Europe	15.7	15.8
United Kingdom	13.6	14.4
Other	0.6	0.5
Total International	66.4	66.5

Consolidated operating lease assets	$145.4	$149.2

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

As of March 31, 2022 and December 31, 2021, our investment balances totaled $61.4 million and $62.3 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. Except for the convertible note described below, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

As of March 31, 2022, financial assets and liabilities that are classified as Level 3 within the fair value hierarchy include a contingent consideration liability of $17.0 million and a convertible note recorded as an available-for-sale investment of $9.8 million.

As of March 31, 2022, the contingent consideration reflects potential future payments that are contingent upon the achievement of certain revenue metrics related to our acquisition of Morningstar Sustainalytics that will be paid by June 30, 2022. This additional purchase consideration, for which the amount is contingent, is recognized at fair value at the date of acquisition using a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, and is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings. At March 31, 2022, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates.

The convertible note will be remeasured at fair value each reporting period until it is converted, with any gains or losses recorded in our Consolidated Statements of Income.

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

Our operating lease expense for the three months ended March 31, 2022 was $10.2 million, compared with $10.9 million for the three months ended March 31, 2021. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.9 million for the three months ended March 31, 2022, compared with $4.4 million for the three months ended March 31, 2021. We made lease payments of $10.8 million during the three months ended March 31, 2022, compared with $12.3 million during the three months ended March 31, 2021.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2022 (April 1 through December 31)	$31.3
2023	40.4
2024	29.4
2025	23.0
2026	19.5
Thereafter	40.4
Total minimum lease commitments	184.0
Adjustment for discount to present value	17.5
Present value of lease liabilities	$166.5

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2022
Weighted-average remaining lease term (in years)	5.9

Weighted-average discount rate	3.3%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2022	2021
Cost of revenue	$2.5	$2.4
Sales and marketing	1.4	0.9
General and administrative	10.0	4.8
Total stock-based compensation expense	$13.9	$8.1

As of March 31, 2022, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $87.8 million, which we expect to recognize over a weighted average period of 22 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2022 and March 31, 2021:

	Three months ended March 31,
(in millions)	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.0	$67.3
Equity in net income of unconsolidated entities	0.4	1.7
Total	$63.4	$69.0
Income tax expense	$17.3	$14.1
Effective tax rate	27.3%	20.4%

Our effective tax rate in the first quarter of 2022 was 27.3% reflecting an increase of 6.9 percentage points, compared with the same period in the prior year. The change is primarily attributable to additional reserves that we recorded for uncertain tax positions in the first quarter of 2022 that increased our liability for unrecognized tax benefits.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2022 and December 31, 2021, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2022	As of December 31, 2021
Gross unrecognized tax benefits	$14.2	$11.4
Gross unrecognized tax benefits that would affect income tax expense	$14.2	$11.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$14.1	$11.2

Our gross unrecognized tax benefits of $14.2 million at March 31, 2022 increased by $2.8 million compared with $11.4 million at December 31, 2021. The increase, which was recorded in the first quarter of 2022, was primarily attributable to a change in facts and circumstances regarding our assessment as to the realizability of certain unrecognized tax benefits for prior tax periods.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2022	As of December 31, 2021
Current liability	$10.2	$7.2
Non-current liability	5.4	5.2
Total liability for unrecognized tax benefits	$15.6	$12.4

Our total liability for unrecognized tax benefits of $15.6 million at March 31, 2022 increased by $3.2 million compared with $12.4 million at December 31, 2021. This increase reflects the change in our assessment as to the realizability of certain unrecognized tax benefits for prior tax periods.

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

Approximately 61% of our cash, cash equivalents, and investments balance as of March 31, 2022 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of March 31, 2022 include an immaterial accrual related to certain in-progress audits and reviews.

Credit Ratings Matters
On April 12, 2022, Morningstar Credit Ratings, LLC (MCR) reached an agreement in principle with the staff of the SEC to settle the civil action filed by the SEC in the United States District Court for the Southern District of New York on February 16, 2021. The SEC’s complaint related to MCR’s former commercial mortgage-backed securities ratings methodology during the period from 2015 to March 2017. MCR was formerly registered with the SEC as a Nationally Recognized Statistical Ratings Organization (NRSRO), but effective in December 2019, it withdrew its NRSRO registration. On April 19, 2021, MCR filed a motion to dismiss the SEC’s complaint. On January 5, 2022, the Court issued a written decision dismissing one of the three counts of the SEC’s complaint as well the SEC’s request for a permanent injunction against MCR. The proposed settlement would fully resolve this matter on a neither-admit-nor-deny basis and would involve a civil money penalty of $1.15 million. The settlement remains subject to approval by the SEC and the Court. Our financial results as of March 31, 2022 include an immaterial accrual related to this matter. We do not believe this proposed settlement will have a material adverse effect on our business, operating results, or financial position.

Given the nature of its credit ratings activities, DBRS, Inc. and its credit rating affiliates (collectively, DBRS) are subject to legal and tax proceedings, governmental, regulatory, and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by these entities or that are otherwise incidental to their business. DBRS is subject to periodic reviews, inspections, examinations, and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

For the three months ended March 31, 2022, we repurchased a total of 402,971 shares for $110.6 million. As of March 31, 2022, we have repurchased a total of 407,871 shares for $111.9 million, leaving $288.1 million available for future repurchases.

14. Subsequent Events

Planned acquisition of Leveraged Commentary & Data

On April 4, 2022, Morningstar announced it had reached an agreement to acquire Leveraged Commentary & Data (LCD), a market leader in news, research, data, insights, and indexes for the leveraged finance market from S&P Global. The purchase price is up to $650.0 million in cash, comprised of $600.0 million at closing, subject to certain adjustments, and a contingent payment of up to $50.0 million six months after closing, upon the achievement of certain conditions related to the transition of LCD customer relationships. The closing of the transaction is subject to customary closing conditions and is expected to occur early in the third quarter of 2022.

In conjunction with the announcement of the pending acquisition of LCD, the Company entered into a financing commitment for up to $1.1 billion to support the transaction. The financing is comprised of a five-year term facility and a revolving credit facility, which will replace the Company's existing Credit Agreement, and will be used to finance a portion of the purchase price and for other general corporate purposes.

Credit Ratings Matter

On April 12, 2022, Morningstar Credit Ratings, LLC (MCR) reached an agreement in principle with the staff of the SEC to settle the civil action filed by the SEC in the United States District Court for the Southern District of New York on February 16, 2021. The proposed settlement would fully resolve this matter on a neither-admit-nor-deny basis and would involve a civil money penalty of $1.15 million. The settlement remains subject to approval by the SEC and the Court. See Note 12 for additional information on the Credit Ratings Matter.

Investment in SmartX Technology Solutions Inc.

On April 22, 2022, the Company completed an investment in SmartX Technology Solutions Inc. (SmartX), a provider of managed accounts and a turnkey asset management platform. The investment was comprised of approximately $25.0 million in cash and the conversion of the $5.0 million principal amount convertible note of SmartX held by the Company, in each case, in exchange for SmartX preferred stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

While the business environment in most of the jurisdictions in which we operate continues to move toward a state resembling pre-pandemic conditions, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance continues to be difficult to reasonably estimate at this time. The threat of new variants of the virus and concerns over the adoption and efficacy of mitigants, such as vaccines and other treatments, continue to affect historical commercial and work patterns, although not with any significant impact on any of our sources of revenue during the three months ended March 31, 2022.

Based on the guidelines of local authorities and our own safety standards, we have re-opened certain offices and will continue to do so. We continue to provide work flexibility for employees with a focus on health and safety while at the same time encouraging or requiring collaborative teams to begin returning to our offices on a regular schedule. Employees have been cleared to resume travel for approved business purposes in jurisdictions permitting such travel. Given the nature of our business, global supply chain disruptions have had little impact on the Company, but could impact the availability of certain IT infrastructure over time. While 2021 saw growth in many financial markets, the speed and extent to which governments and central banks withdraw fiscal and monetary stimulus related to the pandemic, and the effects of other national and global political conditions, may undermine or reverse such growth. In addition, certain adverse long-term effects of the efforts of monetary authorities and governments to ameliorate the impacts of the pandemic have become evident, including both price and wage inflation as well as the competition for workers. We have noted these effects in our business related to the mobility of employees between jobs and the wage levels needed to hire or retain employees.

Accordingly, the situation surrounding the COVID-19 pandemic remains fluid. We continue to actively manage our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements during the first three months of 2022. We remain focused on maintaining a strong balance sheet and liquidity position. At March 31, 2022, our cash, cash equivalents, and investments totaled $544.9 million and we had borrowing availability of $155.0 million under our revolving credit facility.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended March 31,
(in millions)	2022	2021	Change	Organic Change (1)
Revenue by Type
License-based (2)	$311.9	$266.1	17.2%	18.8%
Asset-based (3)	68.5	61.4	11.6%	14.9%
Transaction-based (4)	76.6	65.3	17.3%	18.3%

Key product area revenue
PitchBook	$92.0	$61.6	49.4%	49.4%
DBRS Morningstar (5)	69.2	59.3	16.7%	17.6%
Morningstar Data	63.3	58.8	7.7%	9.7%
Morningstar Direct	45.6	42.1	8.3%	10.2%
Investment Management	30.8	29.4	4.8%	13.1%
Workplace Solutions	26.6	25.2	5.6%	5.6%
Morningstar Sustainalytics	24.7	17.4	42.0%	47.7%
Morningstar Advisor Workstation	23.2	22.8	1.8%	1.9%
	As of March 31,
	2022	2021	Change
Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$115.5	$100.7	14.7%
Fiduciary Services	56.7	55.9	1.4%
Custom Models/CIT	41.7	39.2	6.4%
Workplace Solutions (total)	$213.9	$195.8	9.2%
Investment Management
Morningstar Managed Portfolios	$31.9	$29.0	10.0%
Institutional Asset Management	11.4	12.1	(5.8)%
Asset Allocation Services	7.8	6.7	16.4%
Investment Management (total)	$51.1	$47.8	6.9%

Asset value linked to Morningstar Indexes ($bil)	$151.3	$97.1	55.8%

	Three months ended March 31,
	2022	2021	Change
Average assets under management and advisement ($bil)	$265.1	$235.2	12.7%
_________________________________________________________________________
(1) Organic revenue excludes acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices, and the effect of foreign currency translations.
(2) License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, Morningstar Advisor Workstation, and other similar products.
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.
(5) For the three months ended March 31, 2022, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 36.0%. For the three months ended March 31, 2021, recurring revenue was 36.9%.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2022	2021	Change
Consolidated revenue	$457.0	$392.8	16.3%
Operating income	56.4	67.2	(16.1)%
Operating margin	12.3%	17.1%	(4.8)	pp

Cash provided by operating activities	$23.5	$64.2	(63.4)%
Capital expenditures	(28.0)	(22.7)	23.3%
Free cash flow	$(4.5)	$41.5	(110.8)%

Cash used for investing activities	$(33.7)	$(33.4)	0.9%
Cash provided by (used for) financing activities	$11.8	$(66.0)	(117.9)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), we use the following non-GAAP measures:

•consolidated revenue, excluding acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices (accounting changes), and the effect of foreign currency translations (organic revenue);
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

We present organic revenue because we believe it helps investors better compare period-over-period results.

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better compare period-over-period results, and improve overall understanding of the underlying performance of the business absent the impact of acquisitions for the three months ended March 31, 2022.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended March 31,
(in millions)	2022	2021	Change
Consolidated revenue	$457.0	$392.8	16.3%

In the first quarter of 2022, consolidated revenue increased 16.3% to $457.0 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $5.1 million.

License-based revenue, which represents subscription services available to customers, grew $45.8 million, or 17.2%, during the first quarter of 2022. On an organic basis, license-based revenue increased 18.8%. Organic revenue growth was driven by demand for PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct. PitchBook revenue increased 49.4%. Several product releases over the past year helped contribute to revenue performance, including further investment in public equity data, the integration of ESG Risk Ratings from Morningstar Sustainalytics, and enhancements to PitchBook's proprietary Investor Summary analysis tool. PitchBook's continued focus on execution within core data operations and go-to-market activities from marketing and sales delivered strong growth in revenue and bookings. Morningstar Sustainalytics revenue grew 42.0%, or 47.7% on an organic basis, with continued momentum in all key product lines. Sales of EU Action Plan solutions were robust in the institutional and wealth segments and there was increased demand for ESG data for client reporting purposes. The number of corporate issuers licensing Morningstar Sustainalytics’ ratings across all geographies grew throughout the quarter along with further expansion in issuance of second party opinions. Morningstar Data revenue rose by 7.7% driven by positive contributions across geographies. Revenue growth was driven by both fund data and equity data and increased demand from the ongoing change in regulatory landscape, creating new requirements and demand for solutions to support client needs. Morningstar Direct grew first-quarter revenue by 8.3%, or 10.2% organically, on strong demand in both the U.S. and Europe. Direct licenses increased by 6.3% and benefited from new users and client renewals due to the continued investment in functionality, new data sets, and access to research that enables users to extract more value from the platform.

Asset-based revenue increased $7.1 million, or 11.6%, in the first quarter of 2022. Organic revenue growth was 14.9%. Reported revenue growth was driven by Morningstar Indexes, Investment Management, and Workplace Solutions. Morningstar Indexes revenue increased 59.4%, or 54.1% on an organic basis. Despite market volatility, index products exhibited strong asset flows into investible products linked to Morningstar Indexes and higher levels of index licensing. Moorgate Benchmarks, a company Morningstar acquired in 2021, has also begun to add to reported revenue in Europe. Investment Management revenue was 4.8%, or 13.1% on an organic basis, higher in the first quarter of 2022 led by growth in Morningstar Managed Portfolios in the U.S. Assets grew to $51.1 billion in the quarter, with Managed Portfolios now representing over 60% of total assets under management and advisement. Workplace Solutions revenue grew 5.6%, driven by performance in Morningstar Retirement Manager for both new and existing plans. Assets under management and advisement increased 9.2% in the quarter to $213.9 billion, primarily from growth in managed account offerings.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting often results in a one-quarter lag between market movements and the impact on revenue. Average assets under management and advisement (calculated using available average quarterly or monthly data) were approximately $265.1 billion for the first quarter of 2022, compared with $235.2 billion for the first quarter of 2021.

Transaction-based revenue grew $11.3 million, or 17.3%, in the first quarter of 2022. Organic growth was 18.3%. DBRS Morningstar revenue increased 16.7% primarily led by the U.S. as a result of continued strong issuance volumes and market coverage in the U.S. commercial and residential mortgage-backed securities. This growth was partially offset by declines in both Canada and Europe. The decline in Canada was driven by lower corporate and financial institution issuance volume after consecutive years of record issuance, while European market volatility impacted by the geopolitical environment created credit issuance delays within the region. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 36.0% of DBRS Morningstar revenue.

Organic revenue

Organic revenue (revenue excluding acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices (accounting changes), and the effect of foreign currency translations) is considered a non-GAAP financial measure.

We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

Organic revenue increased 18.1% during the first quarter. PitchBook, Morningstar Sustainalytics, DBRS Morningstar, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the first quarter of 2022.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2022	2021	Change
Consolidated revenue	$457.0	$392.8	16.3%
Less: acquisitions	(0.5)	—	NMF
Less: accounting changes	—	(1.8)	NMF
Effect of foreign currency translations	5.1	—	NMF
Organic revenue	$461.6	$391.0	18.1%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended March 31,
(in millions)	2022	2021	Change
United States	$328.2	$269.5	21.8%

Asia	10.8	10.0	8.0%
Australia	14.0	13.5	3.7%
Canada	27.1	27.4	(1.1)%
Continental Europe	41.3	36.2	14.1%
United Kingdom	33.1	34.1	(2.9)%
Other	2.5	2.1	19.0%
Total International	128.8	123.3	4.5%

Consolidated revenue	$457.0	$392.8	16.3%

International revenue comprised approximately 28% of our consolidated revenue for the first quarter of 2022, which was consistent with the first quarter of 2021. Approximately 58% was generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 4.5% in the first quarter of 2022 as a result of our acquisition of Morningstar Sustainalytics, which has a revenue base in Europe. Acquisitions had a favorable impact of $0.5 million while foreign currency translations had an unfavorable impact of $5.1 million on international revenue during the first quarter of 2022.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2022	2021	Change
Cost of revenue	$191.3	$157.3	21.6%
% of consolidated revenue	41.9%	40.0%	1.9	pp
Sales and marketing	81.4	61.9	31.5%
% of consolidated revenue	17.8%	15.8%	2.0	pp
General and administrative	90.3	69.8	29.4%
% of consolidated revenue	19.8%	17.8%	2.0	pp
Depreciation and amortization	37.6	36.6	2.7%
% of consolidated revenue	8.2%	9.3%	(1.1)	pp
Total operating expense	$400.6	$325.6	23.0%
% of consolidated revenue	87.7%	82.9%	4.8	pp

Consolidated operating expense increased $75.0 million, or 23.0%, in the first quarter of 2022. Higher compensation expense, professional fees, sales commissions, and stock-based compensation costs were the key contributors to operating expense growth during the first quarter of 2022. Foreign currency translations had a favorable impact of $4.5 million on operating expense during the first quarter of 2022.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $41.6 million in the first quarter of 2022. These higher costs reflect growth in headcount across key areas of the Company, including product and software development, data collection and analysis, sales, and service support, in addition to more substantial annual merit increases to employees effective January 1, 2022. The growth in headcount was highest in Morningstar Sustainalytics, PitchBook, DBRS Morningstar, and the Wealth Management product areas to support strategic growth initiatives. Inflationary pressures and a competitive market for talent in many of our key geographies put further pressure on compensation expense. Higher benefit costs, including 401(k) contributions, and healthcare costs, in addition to non-cash increases in vacation accruals and sabbatical expenses, also contributed to the variance.

Professional fees increased $10.4 million during the first quarter of 2022, primarily related to higher legal fees, the use of third-party resources assisting with software development and technology improvements, and M&A-related expenses. Sales commissions increased $6.5 million during the first quarter of 2022, due to strong sales performance and higher amortization of capitalized commissions related to prior-year sales performance. Stock-based compensation expense increased $5.7 million primarily due to higher scheduled incentives and overachievement of targets under the PitchBook management bonus plan.

An increase of $1.8 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the first quarter of 2022.

We had 10,038 employees worldwide as of March 31, 2022, compared with 8,362 as of March 31, 2021, which reflects further investments across the key areas noted above to support our growth objectives.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $34.0 million in the first quarter of 2022. Higher compensation expense of $26.7 million was the largest contributor to the increase, primarily due to the factors listed above. Professional fees increased $4.1 million during the first quarter of 2022 related to higher legal fees and the use of third-party resources assisting with software development and technology improvements. These increases were partially offset by higher capitalized software expense of $1.8 million due primarily to an increase in development activity in key product areas.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $20.7 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first three months of 2022, compared with $19.0 million in the first three months of 2021.

Sales and marketing

Sales and marketing expense increased $19.5 million in the first quarter of 2022, reflecting a $9.4 million increase in compensation expense. Sales commission expense was higher by $5.0 million due to stronger sales performance in the first quarter and higher amortization of capitalized commissions related to prior year sales performance.

General and administrative

General and administrative expense increased $20.5 million during the first quarter of 2022. Compensation expense increased $5.4 million compared with the prior year period. Professional fees increased $6.6 million related to higher legal fees, the use of third-party resources assisting with software development and technology improvements, and M&A-related expenses. Stock-based compensation expense increased $5.2 million primarily due to higher scheduled incentives and overachievement of targets under the PitchBook management bonus plan.

Depreciation and amortization

Depreciation expense increased $2.2 million in the first quarter of 2022, driven mainly by depreciation expense related to increases in capitalized software development over the past several years. Intangible amortization expense decreased $1.5 million during the first quarter of 2022.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2022	2021	Change
Operating income	$56.4	$67.2	(16.1)%
% of revenue	12.3%	17.1%	(4.8)	pp

Consolidated operating income decreased $10.8 million in the first quarter of 2022, reflecting an increase in operating expenses of $75.0 million, which more than offset an increase in revenue of $64.2 million. Operating margin was 12.3%, a decrease of 4.8 percentage points compared with the first quarter of 2021. The year-over-year decline in margin resulted from the increased investment in headcount, compensation and benefits, and continued funding of strategic growth initiatives.

We reported adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of $82.5 million in the first quarter of 2022. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2022	2021	Change
Operating income	$56.4	$67.2	(16.1)%
Add: intangible amortization expense	14.1	15.6	(9.6)%
Add: M&A-related expenses	4.9	3.8	28.9%
Add: M&A-related earn-outs	7.1	5.7	24.6%
Adjusted operating income	$82.5	$92.3	(10.6)%

In addition, we also reported adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of 18.1% in the first quarter of 2022. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2022	2021	Change
Operating margin	12.3%	17.1%	(4.8) pp
Add: intangible amortization expense	3.1%	4.0%	(0.9) pp
Add: M&A-related expenses	1.1%	1.0%	0.1 pp
Add: M&A-related earn-outs	1.6%	1.5%	0.1 pp
Adjusted operating margin	18.1%	23.6%	(5.5) pp

Non-Operating Income, Net, Equity in Net Income of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
Non-operating income, net

	Three months ended March 31,
(in millions)	2022	2021
Interest income	$0.2	$0.3
Interest expense	(2.6)	(3.1)
Realized gains on sale of investments, reclassified from other comprehensive income	1.0	1.3
Other income, net	8.0	1.6
Non-operating income, net	$6.6	$0.1

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our credit facility and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes). Other income, net includes unrealized gains on investments.

Equity in net income of unconsolidated entities

	Three months ended March 31,
(in millions)	2022	2021
Equity in net income of unconsolidated entities	$0.4	$1.7

Equity in net income of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$63.0	$67.3
Equity in net income of unconsolidated entities	0.4	1.7
Total	$63.4	$69.0
Income tax expense	$17.3	$14.1
Effective tax rate	27.3%	20.4%

Our effective tax rate in the first quarter of 2022 was 27.3%, reflecting an increase of 6.9 percentage points compared with the same period in the prior year. The change is primarily attributable to additional reserves that we recorded for uncertain tax positions in the first quarter of 2022 that increased our liability for unrecognized tax benefits.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents, and investments of $544.9 million, a decrease of $1.2 million, compared with $546.1 million as of December 31, 2021.

Cash provided by operating activities is our main source of cash. In the first quarter of 2022, cash provided by operating activities was $23.5 million, reflecting $88.6 million of net income, adjusted for non-cash items, and an additional $65.1 million in negative changes from our net operating assets and liabilities, which included bonus payments of $139.8 million. Cash provided by operating activities decreased $40.7 million, or 63.4%, for the first quarter of 2022. Free cash flow was negative $4.5 million compared to positive $41.5 million in the prior year. Cash flow was negatively impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance.

On July 2, 2019, we entered into a senior credit agreement (the Credit Agreement). The Credit Agreement provides the Company with a five year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the Revolving Credit Facility) and a term loan facility of $450.0 million. We had an outstanding principal balance of $156.0 million on the Credit Agreement and borrowing availability on the Revolving Credit Facility of $155.0 million as of March 31, 2022. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the Credit Agreement. Starting on April 30, 2021, interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of March 31, 2022, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.4 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2022.

In connection with the announcement of the acquisition of Leveraged Commentary and Data, the Company entered into a new financing commitment for up to $1.1 billion to support the transaction. The financing is comprised of a five-year term facility and a revolving credit facility, which will replace the Company's existing Credit Agreement, and will be used to finance a portion of the purchase price and for other general corporate purposes.

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

Approximately 61% of our cash, cash equivalents, and investments balance as of March 31, 2022 was held by our operations outside the United States, up from 57% as of December 31, 2021. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In March 2022, our board of directors approved a regular quarterly dividend of $0.36 per share, or $15.4 million, payable on April 29, 2022 to shareholders of record as of April 1, 2022.

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023. In the first three months of 2022, we repurchased 402,971 shares for $110.6 million. As of March 31, 2022, we have repurchased a total of 407,871 shares for $111.9 million, leaving $288.1 million available for future repurchases.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2022	2021	Change
Cash provided by operating activities	$23.5	$64.2	(63.4)%
Capital expenditures	(28.0)	(22.7)	23.3%
Free cash flow	$(4.5)	$41.5	(110.8)%

We generated negative free cash flow of $4.5 million in the first quarter of 2022, a decrease of $46.0 million compared with the first quarter of 2021. The change reflects a $40.7 million decrease in cash provided by operating activities, as well as a $5.3 million increase in capital expenditures. Cash flow was impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance combined with higher capital expenditures as we invest in capitalized software development.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 15, 2022:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan		Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 15, 2022	Projected Beneficial Ownership	(1)
Bevin Desmond Chief Talent and Culture Officer (2)	11/29/2021	10/31/2022	20,000		Shares to be sold under the plan on specified dates	—	21,805
Jason Dubinsky Chief Financial Officer	11/30/2021	6/1/2022	2,649	(3)	Shares to be sold under the plan on specified dates	1,500	11,004	(4)
Joe Mansueto Executive Chairman	11/19/2020	4/30/2022	1,600,000		Shares to be sold under the plan if the stock reaches specified prices	1,600,000	17,473,164
Joe Mansueto Executive Chairman	3/9/2022	11/2/2022	400,000		Shares to be sold under the plan if the stock reaches specified prices beginning May 1, 2022	—	17,073,164
Caroline Tsay Director	3/8/2021	5/31/2022	835		Shares to be sold under the plan on specified dates	466	4,916

________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2022 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 31, 2022 and restricted stock units that will vest by May 31, 2022. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2022. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.
(2) This plan is entered into by Bevin Desmond’s spouse.

(3) The number of shares to be sold under this plan is estimated using a 40% withholding tax rate.

(4) The projected beneficial ownership is estimated based on the estimated number of shares to be sold under the Plan using a 40% withholding tax rate.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2022, our cash, cash equivalents, and investments balance was $544.9 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable LIBOR rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the LIBOR rate would have a $1.6 million impact on our interest expense based on our outstanding principal balance and LIBOR rates around March 31, 2022.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any significant positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2022:

	Three months ended March 31, 2022
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2022	0.7491	1.3135	0.7997	1.1116	n/a

Percentage of revenue	3.0%	7.2%	5.9%	6.5%	5.5%
Percentage of operating income (loss)	7.1%	(8.6)%	4.5%	3.8%	(34.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.4)	$(3.2)	$(2.7)	$(2.9)	$(2.5)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$0.5	$(0.3)	$(0.2)	$1.9

The table below shows our net investment exposure to foreign currencies as of March 31, 2022:

	As of March 31, 2022
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$81.0	$369.3	$444.2	$236.6	$243.9
Liabilities	29.5	97.6	202.0	221.2	8.3
Net currency position	$51.5	$271.7	$242.2	$15.4	$235.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(5.2)	$(27.2)	$(24.2)	$(1.5)	$(23.6)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2022:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2022 - January 31, 2022	109,816	$278.60	109,816	$368,128,686
February 1, 2022 - February 28, 2022	140,072	281.98	140,072	$328,628,613
March 1, 2022 - March 31, 2022	153,083	264.52	153,083	$288,131,802
Total	402,971	$274.43	402,971

Item 6.Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on April 29, 2022 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: April 29, 2022	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer