Form 10-Q
period 2022-06-30
Morningstar, Inc.
filed 2022-07-29
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2022, there were 42,483,681 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021

Revenue	$470.4	$415.4	$927.4	$808.2

Operating expense:
Cost of revenue	197.6	168.4	388.9	325.7
Sales and marketing	91.8	66.5	173.2	128.4
General and administrative	87.1	95.7	177.4	165.5
Depreciation and amortization	40.0	37.6	77.6	74.2
Total operating expense	416.5	368.2	817.1	693.8

Operating income	53.9	47.2	110.3	114.4

Non-operating income (loss), net:
Interest expense, net	(4.4)	(2.2)	(6.8)	(5.0)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	(3.1)	1.6	(2.1)	2.9
Other income (loss), net	(7.1)	(0.8)	0.9	0.8
Non-operating income (loss), net	(14.6)	(1.4)	(8.0)	(1.3)

Income before income taxes and equity in net income (loss) of unconsolidated entities	39.3	45.8	102.3	113.1

Equity in net income (loss) of unconsolidated entities	(1.8)	1.0	(1.4)	2.7

Income tax expense	7.4	13.9	24.7	28.0

Consolidated net income	$30.1	$32.9	$76.2	$87.8

Net income per share:
Basic	$0.71	$0.77	$1.78	$2.04
Diluted	$0.70	$0.76	$1.77	$2.03

Dividends per common share:
Dividends declared per common share	$0.36	$0.32	$0.72	$0.63
Dividends paid per common share	$0.36	$0.32	$0.72	$0.63

Weighted average shares outstanding:
Basic	42.6	43.0	42.8	43.0
Diluted	42.9	43.3	43.1	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Consolidated net income	$30.1	$32.9	$76.2	$87.8

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(43.7)	7.6	(48.7)	4.6
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(3.0)	2.8	(7.8)	4.9
Reclassification of (gains) losses on investments included in net income	2.8	(1.2)	2.1	(2.2)
Other comprehensive income (loss)	(43.9)	9.2	(54.4)	7.3

Comprehensive income (loss)	$(13.8)	$42.1	$21.8	$95.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2022 (unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$380.2	$483.8
Investments	36.6	62.3
Accounts receivable, less allowance for credit losses of $5.5 million and $4.5 million, respectively	307.3	268.9
Income tax receivable	12.5	8.9
Deferred commissions	35.3	31.2
Prepaid expenses	43.2	30.6
Other current assets	3.0	1.9
Total current assets	818.1	887.6
Goodwill	1,578.9	1,207.0
Intangible assets, net	593.2	328.2
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $569.3 million and $529.2 million, respectively	182.7	171.8
Operating lease assets	139.7	149.2
Investments in unconsolidated entities	96.6	63.3
Deferred tax asset, net	12.3	12.8
Deferred commissions	32.9	31.1
Other assets	11.5	11.7
Total assets	$3,465.9	$2,862.7

Liabilities and equity
Current liabilities:
Deferred revenue	$457.4	$377.4
Accrued compensation	149.8	273.7
Accounts payable and accrued liabilities	80.1	76.5
Current portion of long-term debt	29.4	—
Operating lease liabilities	36.7	36.4
Contingent consideration liability	45.5	17.3
Other current liabilities	2.4	2.2
Total current liabilities	801.3	783.5
Operating lease liabilities	119.3	135.7
Accrued compensation	18.8	16.3
Deferred tax liabilities, net	86.7	101.7
Long-term debt	1,147.0	359.4
Deferred revenue	37.0	36.4
Other long-term liabilities	15.0	13.8
Total liabilities	2,225.1	1,446.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,492,188 and 43,136,273 shares were outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—

Treasury stock at cost, 11,895,748 and 11,124,021 shares as of June 30, 2022 and December 31, 2021, respectively	(966.0)	(764.3)
Additional paid-in capital	724.5	689.0
Retained earnings	1,572.0	1,526.5
Accumulated other comprehensive loss:
Currency translation adjustment	(89.5)	(40.8)
Unrealized gain (loss) on available-for-sale investments	(0.2)	5.5
Total accumulated other comprehensive loss	(89.7)	(35.3)
Total equity	1,240.8	1,415.9
Total liabilities and equity	$3,465.9	$2,862.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2022 and 2021

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive income (loss), net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

Net income		—	—	—	30.1	—	30.1
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(3.0)	(3.0)
Reclassification of adjustments for loss included in net income, net of tax		—	—	—	—	2.8	2.8
Foreign currency translation adjustment, net		—	—	—	—	(43.7)	(43.7)
Other comprehensive income (loss), net		—	—	—	—	(43.9)	(43.9)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	98,894	—	1.4	(12.7)	—	—	(11.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(374,358)	—	(92.5)	—	—	—	(92.5)
Dividends declared $0.36 per share)		—	—	—	(15.3)	—	(15.3)
Balance as of June 30, 2022	42,492,188	$—	$(966.0)	$724.5	$1,572.0	$(89.7)	$1,240.8

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4
Net income		—	—	—	54.9	—	54.9
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(3.0)	(3.0)
Other comprehensive income (loss), net		—	—	—	—	(1.9)	(1.9)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	47,826	—	—	(6.3)	—	—	(6.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.7	—	—	8.7
Stock-based compensation		—	—	8.1	—	—	8.1
Dividends declared ($0.32 per share)		—	—	—	(13.5)	—	(13.5)
Balance as of March 31, 2021	42,945,984	$—	$(767.3)	$681.8	$1,430.8	$(23.9)	$1,321.4

Net income		—	—	—	32.9	—	32.9
Other comprehensive income (loss):	`
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain included in net income, net of tax		—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment, net		—	—	—	—	7.6	7.6
Other comprehensive income (loss), net		—	—	—	—	9.2	9.2
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	120,587	—	2.2	(14.2)	—	—	(12.0)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	11.8	—	—	11.8
Dividends declared ($0.32 per share)		—	—	—	(13.6)	—	(13.6)
Balance as of June 30, 2021	43,066,571	$—	$(765.1)	$679.5	$1,450.1	$(14.7)	$1,349.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2022	2021
Operating activities
Consolidated net income	$76.2	$87.8
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	77.6	74.2
Deferred income taxes	(16.9)	(4.8)
Stock-based compensation expense	36.0	19.9
Provision for bad debt	1.3	1.0
Equity in net (income) loss of unconsolidated entities	1.4	(2.7)
Acquisition earn-out accrual	—	26.6
Other, net	4.5	(3.6)
Changes in operating assets and liabilities:
Accounts receivable	(35.4)	(27.2)
Accounts payable and accrued liabilities	3.8	(8.7)
Accrued compensation and deferred commissions	(102.8)	(28.2)
Income taxes, current	(2.9)	(11.4)
Deferred revenue	64.8	75.2
Other assets and liabilities	(15.4)	(6.7)
Cash provided by operating activities	92.2	191.4

Investing activities
Purchases of investment securities	(24.3)	(42.7)
Proceeds from maturities and sales of investment securities	32.4	29.0
Capital expenditures	(59.7)	(41.4)
Acquisitions, net of cash acquired	(646.6)	—
Purchases of investments in unconsolidated entities	(26.6)	(14.5)
Other, net	(0.2)	0.4
Cash used for investing activities	(725.0)	(69.2)

Financing activities
Common shares repurchased	(202.5)	—
Dividends paid	(30.9)	(27.0)
Proceeds from revolving credit facility	440.0	—
Repayment of revolving credit facility	(210.0)	—
Proceeds from term facility	600.0	—
Repayment of term facility	(10.9)	(75.0)
Proceeds from stock-option exercises	—	0.2
Employee taxes withheld for restricted stock units	(18.5)	(18.5)
Payment of acquisition-related earn-outs	(16.2)	(34.4)
Other, net	(2.1)	(0.6)
Cash provided by (used for) financing activities	548.9	(155.3)

Effect of exchange rate changes on cash and cash equivalents	(19.7)	(1.8)
Net decrease in cash and cash equivalents	(103.6)	(34.9)
Cash and cash equivalents—beginning of period	483.8	422.5
Cash and cash equivalents—end of period	$380.2	$387.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44.6	$44.2
Cash paid for interest	$7.0	$5.6
Supplemental information of non-cash investing activities:
Unrealized gain (loss) on available-for-sale investments	$(0.4)	$3.3

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

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. On May 6, 2022, we terminated our 2019 Credit Agreement and entered into a new Credit Agreement in connection with the acquisition of Leveraged Commentary & Data (LCD). The new Credit Agreement is comprised of a five-year term facility and a revolving credit facility and was used to finance the purchase price of LCD and is available for other general corporate purposes. As we entered into the new Credit Agreement for reasons unrelated to reference rate reform, ASU No. 2010-04 is not applicable. See Note 3 for additional information on our new Credit Agreement and Note 4 for additional information on our acquisition of LCD.

Business Combinations: On October 28, 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (ASU No. 2021-08), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, the new standard will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. ASU No. 2021-08 creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations (ASC 805). The new standard is effective for us on January 1, 2023. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. Entities should apply the new guidance on a prospective basis to all business combinations with an acquisition date on or after the effective date. We elected to early adopt ASU No. 2021-08 during the second quarter of 2022 and the adoption did not have a material effect on our consolidated financial statements, related disclosures, and results of operations.

3. Credit Arrangements

Debt

The following table summarizes our long-term debt as of June 30, 2022 and December 31, 2021:

(in millions)	As of June 30, 2022	As of December 31, 2021
Term Facility, net of unamortized debt issuance costs of $1.8 million and $0.1 million, respectively	$598.0	$11.0
Revolving Credit Facility	230.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.6 million and $1.6 million, respectively	348.4	348.4
Total debt	$1,176.4	$359.4

Credit Agreement

On July 2, 2019, the Company entered into a senior credit agreement (the 2019 Credit Agreement). The 2019 Credit Agreement provided the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the 2019 Revolving Credit Facility) and a term loan facility of $450.0 million. The 2019 Credit Agreement also provided for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the 2019 Revolving Credit Facility. On May 6, 2022, the Company terminated the 2019 Credit Agreement.

On May 6, 2022, the Company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw of up to $50.0 million (which was undrawn as of June 30, 2022) and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The optional second draw on the 2022 Term Facility is available to fund the contingent consideration of up to $50.0 million payable in connection with the LCD acquisition. The 2022 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the 2022 Revolving Credit Facility. As of June 30, 2022, our total outstanding debt under the 2022 Credit Agreement was $828.0 million with borrowing availability of $220.0 million under the 2022 Revolving Credit Facility and $50.0 million under the 2022 Term Facility.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of LCD and to repay borrowings under the 2019 Revolving Credit Facility. The proceeds of future borrowings under the 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or any other general corporate purpose.

The interest rate applicable to any loan under the 2022 Credit Agreement is, at the Company's option, either: (i) the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans, which ranges between 1.00% and 1.48%, based on the Company's consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.38%, based on the Company's consolidated leverage ratio.

The portions of deferred debt issuance costs related to the 2022 Revolving Credit Facility are included in other current and non-current assets, and the portion of deferred debt issuance costs related to the 2022 Term Facility is reported as a reduction to the carrying amount of the Term Facility. Debt issuance costs related to the 2022 Revolving Credit Facility are amortized on a straight-line basis to interest expense over the term of the 2022 Credit Agreement. Debt issuance costs related to the 2022 Term Facility are amortized to interest expense using the effective interest method over the term of the 2022 Credit Agreement.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of June 30, 2022, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.4 million.

Compliance with Covenants

Each of the 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2022.

4. Acquisitions, Goodwill, and Other Intangible Assets

2022 Acquisitions

Leveraged Commentary & Data

On June 1, 2022, we completed our acquisition of LCD, a market leader in news, research, data, insights, and indexes for the leveraged finance market, from S&P Global (S&P) for an initial cash payment of $600.0 million plus a contingent payment of up to $50.0 million. We began consolidating the financial results of LCD in our consolidated financial statements as of June 1, 2022.

The total consideration transferred has been recorded as $645.5 million, comprised of a $600.0 million cash payment plus contingent consideration with an acquisition date fair value of $45.5 million.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. As of June 30, 2022, we completed our initial determination of the fair values of the acquired identifiable assets and liabilities based on preliminary financial data available. Based on the timing of the close of this transaction, certain valuation calculations are considered preliminary due to information that may subsequently become available, and values assigned to various assets and liabilities could change.

The final contingent consideration will be determined based upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P contracts that include other S&P products and services during the six month period following closing. To estimate the fair value of the contingent payment at the acquisition date, we calculated the weighted average of the estimated contingent payment scenarios. At subsequent balance sheet dates, the contingent payment will continue to be measured at fair value and any changes in the estimate will be recorded in earnings unless the change in fair value is the result of facts and circumstances that existed as of the acquisition date. The contingent payment is classified as "Contingent consideration liabilities" on our Consolidated Balance Sheet as of June 30, 2022.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration	$645.5

Accounts receivable and other current assets	$10.4
Intangible assets, net	275.6
Deferred revenue	(25.8)
Total fair value of net assets acquired	$260.2

Goodwill	$385.3

Accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $275.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$197.3	20
Technology-based assets	65.7	10
Intellectual property	12.6	10
Total intangible assets	$275.6

Goodwill of $385.3 million represents the excess over the fair value of the net tangible and intangible assets acquired. Since LCD was an asset acquisition, goodwill is deductible for income tax purposes.

Praemium Portfolio Services Limited

On June 30, 2022, we completed our acquisition of Praemium Portfolio Services Limited (Praemium), a U.K.-based global provider of digital-first financial services with, $44.9 million in cash paid at closing, subject to post-closing adjustments. Praemium and its subsidiaries offer several investment platform and customer relationship management services to their financial planning and wealth management clients across the U.K. and international markets. We began consolidating the financial results of Praemium in our consolidated financial statements as of June 30, 2022.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. As of June 30, 2022, we completed our initial determination of the fair values of the acquired identifiable assets and liabilities based on preliminary financial data available. Based on the timing of the close of this transaction, certain valuation calculations are considered preliminary due to information that will subsequently become available, and values assigned to various assets and liabilities could change.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$44.9

Cash and cash equivalents	$5.5
Accounts receivable and other current and non-current assets	3.4
Intangible assets, net	22.1
Deferred revenue	(0.3)
Deferred tax liability, net	(5.4)
Other current and non-current liabilities	(2.3)
Total fair value of net assets acquired	$23.0

Goodwill	$21.9

Accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $22.1 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$3.0	10
Technology-based assets	19.1	10
Total intangible assets	$22.1

Goodwill of $21.9 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.

We recognized a preliminary net deferred tax liability of $5.4 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2021 to June 30, 2022:

(in millions)
Balance as of December 31, 2021	$1,207.0
Acquisition of LCD	385.3
Acquisition of Praemium	21.9
Foreign currency translation	(35.3)
Balance as of June 30, 2022	$1,578.9
We did not record any goodwill impairment losses in the first six months of 2022 and 2021. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of June 30, 2022				As of December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$603.0	$(203.7)	$399.3	14	$413.7	$(192.8)	$220.9	11
Technology-based assets	318.1	(165.1)	153.0	8	232.3	(157.7)	74.6	7
Intellectual property & other	94.1	(53.2)	40.9	8	83.0	(50.3)	32.7	8
Total intangible assets	$1,015.2	$(422.0)	$593.2	12	$729.0	$(400.8)	$328.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Amortization expense	$15.6	$15.7	$29.7	$31.3

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through June 30, 2022, we expect intangible amortization expense for the remainder of 2022 and subsequent years to be as follows:

(in millions)
Remainder of 2022 (July 1 through December 31)	$37.0
2023	71.5
2024	65.4
2025	57.0
2026	53.2
Thereafter	309.1
Total	$593.2

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Basic net income per share:
Consolidated net income	$30.1	$32.9	$76.2	$87.8

Weighted average common shares outstanding	42.6	43.0	42.8	43.0

Basic net income per share	$0.71	$0.77	$1.78	$2.04

Diluted net income per share:
Consolidated net income	$30.1	$32.9	$76.2	$87.8

Weighted average common shares outstanding	42.6	43.0	42.8	43.0
Net effect of dilutive stock options and restricted stock units	0.3	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	42.9	43.3	43.1	43.3

Diluted net income per share	$0.70	$0.76	$1.77	$2.03

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
License-based	$327.5	$277.2	$639.4	$543.3
Asset-based	67.6	64.8	136.1	126.2
Transaction-based	75.3	73.4	151.9	138.7
Consolidated revenue	$470.4	$415.4	$927.4	$808.2

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of June 30, 2022 had a net increase of $80.6 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $244.6 million of revenue in the six months ended June 30, 2022 that was included in the contract liabilities balance as of December 31, 2021.

We expect to recognize revenue related to our contract liabilities for the remainder of 2022 and subsequent years as follows:

(in millions)	As of June 30, 2022
Remainder of 2022 (from July 1 through December 31)	$505.1
2023	343.8
2024	92.5
2025	28.1
2026	13.7
Thereafter	33.8
Total	$1,017.0

The aggregate amount of revenue we expect to recognize for the remainder of 2022 and subsequent years is higher than our contract liability balance of $494.4 million as of June 30, 2022. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of June 30, 2022. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of June 30, 2022, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from June 30, 2022. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2022	As of December 31, 2021
Accounts receivable, less allowance for credit losses	$307.3	$268.9
Deferred commissions	68.2	62.3
Total contract assets	$375.5	$331.2

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
United States	$338.1	$284.6	$666.3	$554.1

Asia	11.5	9.7	22.3	19.7
Australia	14.7	14.7	28.7	28.2
Canada	29.5	30.8	56.6	58.2
Continental Europe	41.2	38.9	82.5	75.1
United Kingdom	32.9	34.4	66.0	68.5
Other	2.5	2.3	5.0	4.4
Total International	132.3	130.8	261.1	254.1

Consolidated revenue	$470.4	$415.4	$927.4	$808.2

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of June 30, 2022	As of December 31, 2021
United States	$151.0	$139.3

Asia	10.4	8.8
Australia	2.6	3.1
Canada	3.8	3.8
Continental Europe	9.3	10.1
United Kingdom	5.3	6.4
Other	0.3	0.3
Total International	31.7	32.5

Consolidated property, equipment, and capitalized software, net	$182.7	$171.8

Operating lease assets by geographical area

(in millions)	As of June 30, 2022	As of December 31, 2021
United States	$75.2	$82.7

Asia	25.8	24.1
Australia	4.2	4.6
Canada	6.4	7.1
Continental Europe	15.0	15.8
United Kingdom	12.6	14.4
Other	0.5	0.5
Total International	64.5	66.5

Consolidated operating lease assets	$139.7	$149.2

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

Investments

As of June 30, 2022 and December 31, 2021, our investment balances totaled $36.6 million and $62.3 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2022, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

During the second quarter of 2022, we converted our $10.0 million convertible note, which was previously recorded as an available-for-sale investment, into preferred shares, which are now accounted for as an investment in equity securities. The preferred stock was initially measured at fair value and any subsequent remeasurement may occur upon impairment or an observable price change via a transaction with identical or similar instruments of the same issuer. The preferred stock is classified as an "Investment in unconsolidated entities" on our Consolidated Balance Sheet as of June 30, 2022.

Contingent Consideration

As of June 30, 2022, financial assets and liabilities that are classified as Level 3 within the fair value hierarchy include a contingent consideration liability of $45.5 million, which is equal to the acquisition date fair value.

The contingent consideration reflects potential future payments that are contingent upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P contracts that include other S&P products and services. This additional purchase consideration, for which the amount is contingent, is recognized at fair value at the date of acquisition, which was calculated as the weighted average of the estimated contingent payment scenarios. The contingent consideration will be remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings.

In the second quarter of 2022, we made the third and final cash payment of $56.2 million, resolving our contingent consideration liability related to our acquisition of Sustainalytics. The payment was based on the achievement of certain revenue metrics for the year ended December 31, 2021.

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

Our operating lease expense for the three months ended June 30, 2022 was $10.0 million, compared with $11.0 million for the three months ended June 30, 2021. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.1 million for the three months ended June 30, 2022, compared with $3.6 million for the three months ended June 30, 2021. We made lease payments of $10.7 million during the three months ended June 30, 2022, compared with $11.7 million during the three months ended June 30, 2021.

Our operating lease expense for the six months ended June 30, 2022 was $20.2 million, compared with $21.9 million for the six months ended June 30, 2021. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $8.0 million for the six months ended June 30, 2022, compared with $8.0 million for the six months ended June 30, 2021. We made lease payments of $21.5 million during the six months ended June 30, 2022, compared with $24.0 million during the six months ended June 30, 2021.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2022 (July 1 through December 31)	$20.8
2023	39.2
2024	29.1
2025	22.9
2026	19.4
Thereafter	40.5
Total minimum lease commitments	171.9
Adjustment for discount to present value	15.9
Present value of lease liabilities	$156.0

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2022
Weighted-average remaining lease term (in years)	5.8

Weighted-average discount rate	3.2%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cost of revenue	$6.7	$4.9	$9.2	$7.3
Sales and marketing	2.6	1.1	4.0	2.0
General and administrative	12.8	5.8	22.8	10.6
Total stock-based compensation expense	$22.1	$11.8	$36.0	$19.9

As of June 30, 2022, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $112.0 million, which we expect to recognize over a weighted average period of 28 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$39.3	$45.8	$102.3	$113.1
Equity in net income of unconsolidated entities	(1.8)	1.0	(1.4)	2.7
Total	$37.5	$46.8	$100.9	$115.8
Income tax expense	$7.4	$13.9	$24.7	$28.0
Effective tax rate	19.7%	29.7%	24.5%	24.2%

Our effective tax rate in the second quarter and first six months of 2022 was 19.7% and 24.5%, respectively, reflecting a decrease of 10.0 percentage points and an increase of 0.3 percentage points, respectively, compared with the same periods in the prior year. The decrease in the second quarter is primarily attributable to non-deductible compensation expense recorded in the second quarter of 2021 for the M&A-related earn-out, which inflated the effective tax rate in the prior year quarter.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2022 and December 31, 2021, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2022	As of December 31, 2021
Gross unrecognized tax benefits	$14.5	$11.4
Gross unrecognized tax benefits that would affect income tax expense	$14.5	$11.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$14.3	$11.2

Our gross unrecognized tax benefits of $14.5 million at June 30, 2022 increased by $3.1 million compared with $11.4 million at December 31, 2021. The increase, which was recorded in the first quarter of 2022, was primarily attributable to a change in facts and circumstances regarding our assessment as to the realizability of certain unrecognized tax benefits for prior tax periods.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2022	As of December 31, 2021
Current liability	$10.3	$7.2
Non-current liability	5.7	5.2
Total liability for unrecognized tax benefits	$16.0	$12.4

Our total liability for unrecognized tax benefits of $16.0 million at June 30, 2022 increased by $3.6 million compared with $12.4 million at December 31, 2021. This increase reflects the change in our assessment as to the realizability of certain unrecognized tax benefits for prior tax periods, as discussed above.

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

Approximately 62% of our cash, cash equivalents, and investments balance as of June 30, 2022 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of June 30, 2022 include an immaterial accrual related to certain in-progress audits and reviews.

Credit Ratings Matters
On April 12, 2022, Morningstar Credit Ratings, LLC (MCR) reached an agreement in principle with the staff of the SEC to settle the civil action filed by the SEC in the United States District Court for the Southern District of New York on February 16, 2021. The SEC’s complaint related to MCR’s former commercial mortgage-backed securities ratings methodology during the period from 2015 to March 2017. MCR was formerly registered with the SEC as a Nationally Recognized Statistical Ratings Organization (NRSRO), but effective in December 2019, it withdrew its NRSRO registration. The SEC approved the settlement, and the District Court entered its final judgement on June 7, 2022. The settlement fully resolved this matter on a neither-admit-nor-deny basis and involved a civil monetary penalty of $1.15 million, which was paid in the second quarter of 2022.

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

For the three months ended June 30, 2022, we repurchased a total of 374,358 shares for $92.5 million, of which $0.6 million was settled in early July 2022. For the six months ended June 30, 2022, we repurchased a total of 777,329 shares for $203.1 million, of which $0.6 million was settled in early July 2022. As of June 30, 2022, we have repurchased a total of 782,229 shares for $204.4 million, leaving $195.6 million available for future repurchases under the current share repurchase program.

14. Subsequent Events

In July 2022, we announced internally our decision to shift the company’s operations in Shenzhen, China to focus on the domestic market. The transition is expected to occur over the next 12 months. We are currently evaluating the impact on our consolidated financial statements, related disclosures, and results of operations in future periods for these unusual, non-recurring, or special items.

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
•the failure to recruit, develop, and retain qualified employees and compensation expense associated with these activities in a period of inflation and rising wage scales in the markets where we operate;
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

COVID-19 Update

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and the global markets.

While the business environment in most of the jurisdictions in which we operate continues to move toward a state resembling pre-pandemic conditions, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance continues to be difficult to reasonably estimate at this time. The threat of new variants of the virus and concerns over the adoption and efficacy of mitigants, such as vaccines and other treatments, continue to affect historical commercial and work patterns, although not with any significant impact on any of our sources of revenue during the three and six months ended June 30, 2022.

Given the nature of our business, global supply chain disruptions have had little impact on the Company, but could impact the availability of certain IT infrastructure over time. The speed and extent to which governments and central banks withdraw fiscal and monetary stimulus related to the pandemic, and the effects of other national and global political conditions, may undermine or reverse any growth in financial markets. In addition, certain adverse long-term effects of the efforts of monetary authorities and governments to ameliorate the impacts of the pandemic have become evident, including both price and wage inflation as well as the competition for workers. We have noted these effects in our business related to the mobility of employees between jobs and the wage levels needed to hire or retain employees.

Accordingly, the situation surrounding the COVID-19 pandemic remains fluid. We continue to actively manage our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements during the first six months of 2022.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended June 30,					Six months ended June 30,
(in millions)	2022		2021	Change	Organic Change (1)	2022	2021	Change	Organic Change (1)
Revenue by Type
License-based (2)	$327.5		$277.2	18.1%	20.3%	$639.4	$543.3	17.7%	19.6%
Asset-based (3)	67.6		64.8	4.3%	7.5%	136.1	126.2	7.8%	11.1%
Transaction-based (4)	75.3		73.4	2.6%	6.0%	151.9	138.7	9.5%	11.9%

Key product area revenue
PitchBook	$100.2		$68.3	46.7%	46.7%	$192.2	$129.9	48.0%	48.0%
DBRS Morningstar (5)	65.2		65.4	(0.3)%	3.1%	134.4	124.7	7.8%	10.1%
Morningstar Data	64.3		60.3	6.6%	11.7%	127.6	119.1	7.1%	10.7%
Morningstar Direct	45.8		43.2	6.0%	10.2%	91.4	85.3	7.2%	10.2%
Investment Management	30.0		31.0	(3.2)%	4.4%	60.8	60.4	0.7%	8.6%
Workplace Solutions	26.2		25.5	2.7%	2.7%	52.8	50.7	4.1%	4.1%
Morningstar Sustainalytics	25.9		19.0	36.3%	47.4%	50.6	36.4	39.0%	47.5%
Morningstar Advisor Workstation	23.6		22.9	3.1%	3.4%	46.8	45.7	2.4%	2.7%
	As of June 30,
	2022		2021	Change
Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$116.2		$105.1	10.6%
Fiduciary Services	49.8		58.1	(14.3)%
Custom Models/CIT	36.5		38.8	(5.9)%
Workplace Solutions (total)	$202.5		$202.0	0.2%
Investment Management
Morningstar Managed Portfolios	$33.0	(6)	$30.2	9.3%
Institutional Asset Management	9.9		12.0	(17.5)%
Asset Allocation Services	7.4		7.1	4.2%
Investment Management (total)	$50.3		$49.3	2.0%

Asset value linked to Morningstar Indexes ($bil)	$133.9		$136.2	(1.7)%

	Three months ended June 30,					Six months ended June 30,
	2022		2021	Change		2022	2021	Change
Average assets under management and advisement ($bil)	$258.9		$247.4	4.6%		$261.0	$240.6	8.5%
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
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.

(5) For the three and six months ended June 30, 2022, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 38.4% and 37.2%, respectively. For the three and six months ended June 30, 2021, recurring revenue was 36.2% and 36.5%, respectively.
(6) Morningstar Managed Portfolios assets under management as of June 30, 2022 includes assets under management acquired with the close of the Praemium UK and international business acquisition. As we completed the acquisition on June 30, 2022, there is no corresponding revenue in the second quarter of 2022.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2022	2021	Change		2022	2021	Change
Consolidated revenue	$470.4	$415.4	13.2%		$927.4	$808.2	14.7%
Operating income	53.9	47.2	14.2%		110.3	114.4	(3.6)%
Operating margin	11.5%	11.4%	0.1	pp	11.9%	14.2%	(2.3)	pp

Cash provided by operating activities	$68.7	$127.2	(46.0)%		$92.2	$191.4	(51.8)%
Capital expenditures	(31.7)	(18.7)	69.5%		(59.7)	(41.4)	44.2%
Free cash flow	$37.0	$108.5	(65.9)%		$32.5	$150.0	(78.3)%

Cash used for investing activities	$(691.3)	$(35.8)	NMF		$(725.0)	$(69.2)	NMF
Cash provided by (used for) financing activities	$537.1	$(89.3)	NMF		$548.9	$(155.3)	NMF
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

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better compare period-over-period results, and improve overall understanding of the underlying performance of the business absent the impact of acquisitions for the three and six months ended June 30, 2022.

We present free cash flow solely as supplemental disclosure to help investors better understand the level of cash available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consolidated revenue	$470.4	$415.4	13.2%	$927.4	$808.2	14.7%

In the second quarter of 2022, consolidated revenue increased 13.2% to $470.4 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $12.3 million.

License-based revenue, which represents subscription services available to customers, grew $50.3 million, or 18.1%, during the second quarter of 2022. On an organic basis, license-based revenue increased 20.3%. Organic revenue growth was driven by demand for PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct.

PitchBook revenue increased 46.7%, as Pitchbook continued to improve the user experience with product releases that included enhancements to search capabilities, additional data and features, better collaboration tools, and an updated newsfeed for the PitchBook mobile app. Overall, PitchBook's focus on execution within core data operations and go-to-market activities from marketing and sales delivered strong growth in sales and revenue. Morningstar Sustainalytics revenue grew 36.3%, or 47.4% on an organic basis, with regulatory tailwinds driving strong sales of compliance products, particularly in Europe in solutions that help clients meet European Union Action Plan requirements. Demand for licensed environmental, social, and governance (ESG) data at the security and fund levels also remained strong throughout the quarter. Additionally, the Morningstar Sustainalytics Corporate Solutions product area also experienced continued demand for ESG ratings licenses as companies increasingly look to leverage third-party validation of their ESG management practices with investors, financial intermediaries, customers, and employees. Morningstar Data revenue rose by 6.6%, or 11.7% on an organic basis, driven by positive contributions across geographies. Strong renewal activity and client expansions, as existing customers added new data and use cases, helped drive revenue growth. Morningstar Direct grew second-quarter revenue by 6.0%, or 10.2% organically, on strong demand in both the U.S. and Europe. Direct licenses increased by 6.4%. Revenue growth was supported by continued investment in functionality (including Analytics Lab and the new Sustainability Hub), new data sets, and access to research that enables users to extract more value from the platform.

Asset-based revenue increased $2.8 million, or 4.3%, in the second quarter of 2022. Organic revenue growth was 7.5%. Reported revenue growth was driven by Morningstar Indexes and Workplace Solutions offset by a decline in Investment Management revenue. Morningstar Indexes revenue increased 37.1%, or 31.1% on an organic basis, during the second quarter of 2022 as strong flows into higher margin products and growth in licensed data revenue offset the impact of market declines. Investment flows were particularly strong across high dividend exchange-traded funds in the quarter. Workplace Solutions revenue grew 2.7% on a reported and organic basis in the second quarter of 2022. Despite a challenging economic environment, Workplace Solutions continued to benefit from increased interest in personalized retirement strategies. Assets under management (AUM) and advisement (AUMA) were relatively stable, increasing 0.2% versus the prior year to $202.5 billion. Strong flows and an increase in the number of participants using managed account offerings helped to offset market-driven declines in portfolio balances. Investment Management revenue was 3.2% lower in the second quarter of 2022 and 4.4% higher on an organic basis. AUMA increased 2.0% versus the prior year, due to approximately $4.0 billion of AUM acquired with the close of the Praemium acquisition. Excluding this acquisition, assets would have declined 6.1% against the backdrop of broad market losses. Despite this decline, organic revenue increased due to the timing of client contract billings, which were based on assets as of March 31, 2022.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter. The structure of our contracts and timing of client asset reporting often results in a one-quarter lag between market movements and the impact on revenue. Average AUMA (calculated using available average quarterly or monthly data) were approximately $258.9 billion for the second quarter of 2022, compared with $247.4 billion for the second quarter of 2021.

Transaction-based revenue grew $1.9 million, or 2.6%, in the second quarter of 2022. Organic revenue growth was 6.0%. DBRS Morningstar revenue was relatively stable in the second quarter and grew 3.1% on an organic basis due to softer issuance across most geographies and asset classes. In the U.S., strong growth in commercial-mortgage backed securities issuance was partially offset by declines in asset-backed securities and residential-backed securities issuance. In Canada, corporate and financial institution ratings volume was down after two years of record activity, and the issuance of asset-backed securities also slowed. In Europe, structured finance issuance slowed sharply due to the geopolitical environment and increased interest-rate volatility and liquidity premiums. This decline was partially mitigated by continued solid growth in European corporate ratings. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 38.4% of DBRS Morningstar revenue.

In the first six months of 2022, consolidated revenue increased 14.7% to $927.4 million. Foreign currency movements had a negative impact, decreasing revenue by $17.4 million.

License-based revenue grew $96.1, or 17.7%, during the first six months of 2022 driven by demand for PitchBook, Sustainalytics, Morningstar Data, and Morningstar Direct. Revenue for these four product areas increased $62.3 million, $14.2 million, $8.5 million, and $6.1 million, respectively, due to the same factors listed above. On an organic basis, license-based revenue grew 19.6%, excluding acquisitions, other M&A, and foreign currency translations.

Asset-based revenue increased $9.9 million, or 7.8%, in the first six months of 2022, primarily driven by Morningstar Indexes and Workplace Solutions. Revenue from Morningstar Indexes and Workplace Solutions increased $7.6 million and $2.1 million, respectively. Asset-based organic revenue growth was 11.1%.

Transaction-based revenue grew $13.2 million, or 9.5%, in the first six months of 2022, driven by the contribution of DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 37.2% of DBRS Morningstar revenue. Transaction-based organic revenue growth was 11.9%.

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

Organic revenue increased 15.8% during the second quarter and 16.9% during the first six months of 2022. PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the second quarter and first six months of 2022. DBRS Morningstar was also a driver during the first six months of 2022.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consolidated revenue	$470.4	$415.4	13.2%	$927.4	$808.2	14.7%
Less: acquisitions	(3.8)	—	NMF	(4.3)	—	NMF
Less: accounting changes	—	(1.7)	NMF	—	(3.5)	NMF
Effect of foreign currency translations	12.3	—	NMF	17.4	—	NMF
Organic revenue	$478.9	$413.7	15.8%	$940.5	$804.7	16.9%
___________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
United States	$338.1	$284.6	18.8%	$666.3	$554.1	20.2%

Asia	11.5	9.7	18.6%	22.3	19.7	13.2%
Australia	14.7	14.7	—%	28.7	28.2	1.8%
Canada	29.5	30.8	(4.2)%	56.6	58.2	(2.7)%
Continental Europe	41.2	38.9	5.9%	82.5	75.1	9.9%
United Kingdom	32.9	34.4	(4.4)%	66.0	68.5	(3.6)%
Other	2.5	2.3	8.7%	5.0	4.4	13.6%
Total International	132.3	130.8	1.1%	261.1	254.1	2.8%

Consolidated revenue	$470.4	$415.4	13.2%	$927.4	$808.2	14.7%

International revenue comprised approximately 28% of our consolidated revenue for the second quarter and first six months of 2022, which was consistent with the second quarter and first six months of 2021. Approximately 56% was generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 1.1% and 2.8% in the second quarter and first six months of 2022, respectively. Acquisitions had a favorable impact of $3.8 million, while foreign currency translations had an unfavorable impact of $12.3 million on international revenue during the second quarter of 2022. Acquisitions had a favorable impact of $4.3 million while foreign currency translations had an unfavorable impact of $17.4 million on international revenue during the first six months of 2022.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2022	2021	Change		2022	2021	Change
Cost of revenue	$197.6	$168.4	17.3%		$388.9	$325.7	19.4%
% of consolidated revenue	42.0%	40.5%	1.5	pp	41.9%	40.3%	1.6	pp
Sales and marketing	91.8	66.5	38.0%		173.2	128.4	34.9%
% of consolidated revenue	19.5%	16.0%	3.5	pp	18.7%	15.9%	2.8	pp
General and administrative	87.1	95.7	(9.0)%		177.4	165.5	7.2%
% of consolidated revenue	18.5%	23.0%	(4.5)	pp	19.1%	20.5%	(1.4)	pp
Depreciation and amortization	40.0	37.6	6.4%		77.6	74.2	4.6%
% of consolidated revenue	8.5%	9.1%	(0.6)	pp	8.4%	9.2%	(0.8)	pp
Total operating expense	$416.5	$368.2	13.1%		$817.1	$693.8	17.8%
% of consolidated revenue	88.5%	88.6%	(0.1)	pp	88.1%	85.8%	2.3	pp

Consolidated operating expense increased $48.3 million, or 13.1%, in the second quarter of 2022 and $123.3 million, or 17.8%, in the first six months of 2022. Higher professional fees, stock-based compensation costs, sales commission expense, advertising and marketing costs, and travel-related expenses were the key contributors to operating expense growth during the second quarter and first six months of 2022. Higher compensation expense was the key driver for the first six months of 2022, contributing over a third of the total increase in operating expense growth. Foreign currency translations had a favorable impact of $13.5 million and $18.0 million on operating expense during the second quarter and first six months of 2022, respectively.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $4.0 million and $45.6 million in the second quarter and first six months of 2022, respectively. Excluding the increase in the earn-out payment in the prior year, compensation expense increased $30.6 million and $77.9 million during the second quarter and first six months of 2022, respectively. These higher costs reflect growth in headcount across key areas of the Company, including product and software development, data collection and analysis, sales, and service support, in addition to more substantial annual merit increases to employees effective January 1, 2022. The growth in headcount was highest in Morningstar Sustainalytics and PitchBook to support strategic growth initiatives. Inflationary pressures and a competitive market for talent in many of our key geographies put further pressure on compensation expense.

Professional fees increased $10.6 million and $21.0 million during the second quarter and first six months of 2022, respectively, primarily related to higher legal fees, the use of third-party resources assisting with software development and technology improvements, and M&A-related expenses. The increase in legal fees was primarily associated with the completed independent investigation regarding certain Sustainalytics' research practices. Stock-based compensation expense increased $10.4 million and $16.2 million during the second quarter and first six months of 2022, respectively, primarily due to higher scheduled incentives and overachievement of targets under the PitchBook management bonus plan and the impact of higher bonus payout rates on grants made as part of the employee shared ownership program. Sales commission expense increased $5.3 million and $11.7 million during the second quarter and first six months of 2022, respectively, due to strong sales performance and higher amortization of capitalized commissions related to prior-year sales performance. Advertising and marketing costs increased $6.6 million and $9.1 million in the second quarter and first six months of 2022, respectively, due to spending for the Morningstar Investment Conference - US, which was held in May this year after last being held in September 2021, and increased funding for demand generation activity. Travel-related expenses increased $5.0 million and $7.4 million in the second quarter and first six months of 2022 as travel began to rebound compared to the low levels from earlier in the pandemic.

An increase of $2.9 million and $4.6 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the second quarter and first six months of 2022, respectively.

We had 10,767 employees worldwide as of June 30, 2022, compared with 8,777 as of June 30, 2021, which reflects further investments across the key areas noted above to support our growth objectives.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.
Cost of revenue increased $29.2 million in the second quarter of 2022. Higher compensation expense of $17.0 million was the largest contributor to the increase, primarily due to the factors listed above. Professional fees increased $5.1 million during the second quarter of 2022 related to higher legal fees and the use of third-party resources assisting with software development and technology improvements. These increases were partially offset by higher capitalized software expense of $2.9 million due primarily to an increase in development activity in key product areas.

Cost of revenue increased $63.2 million in the first six months of 2022 with compensation expense contributing $43.7 million of the increase. Professional fees increased $9.2 million during the first six months of 2022 due to the same factors listed above. These increases were partially offset by higher capitalized software expense of $4.6 million.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $43.0 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first six months of 2022, compared with $38.3 million in the first six months of 2021.

Sales and marketing

Sales and marketing expense increased $25.3 million in the second quarter of 2022. Higher compensation expense of $8.4 million was the largest contributor. Advertising and marketing costs increased $6.6 million during the second quarter due to in part to spending on the Morningstar Investment Conference - US, which was held in May this year after last being held in September 2021, and increased funding for demand generation activity. Sales commission expense was higher by $5.1 million due to stronger sales performance in the second quarter and higher amortization of capitalized commissions related to prior-year sales performance.

Sales and marketing expense increased $44.8 million in the first six months of 2022. Compensation expense, sales commission expense, and advertising and marketing costs were higher by $17.8 million, $10.1 million, and $9.1 million, respectively, due to the same factors listed above.

General and administrative

General and administrative expense decreased $8.6 million during the second quarter of 2022. Compensation expense decreased $21.4 million compared with the prior year period, which included a M&A-related earn-out of $26.6 million that did not reoccur in the second quarter of 2022. The decrease in compensation expense was offset by increases in stock-based compensation expense of $7.1 million and professional fees of $5.6 million. Stock-based compensation expense increased primarily due to higher scheduled incentives and overachievement of targets under the PitchBook management bonus plan and the impact of higher bonus payout rates on grants made as part of the employee shared ownership program. Professional fees increased due to higher legal fees and M&A-related expenses. The increase in legal fees was primarily associated with the completed independent investigation regarding certain Sustainalytics' research practices.

General and administrative expense increased $11.9 million during the first six months of 2022. Compensation expense decreased $15.9 million compared with the prior year period, which included a M&A-related earn-out of $26.6 million that did not reoccur in the first six months of 2022. The decrease in compensation expense was offset by increases in stock-based compensation expense of $12.3 million and professional fees of $12.1 million due to the same factors listed above.

Depreciation and amortization

Depreciation expense increased $2.6 million in the second quarter of 2022, driven mainly by depreciation expense related to increases in capitalized software development over the past several years. For the first six months of 2022, depreciation expense increased $4.8 million, driven mainly by depreciation expense related to capitalized software development incurred over the past several years.

Intangible amortization expense declined slightly during the second quarter and first six months of 2022.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2022	2021	Change		2022	2021	Change
Operating income	$53.9	$47.2	14.2%		$110.3	$114.4	(3.6)%
% of revenue	11.5%	11.4%	0.1	pp	11.9%	14.2%	(2.3)	pp

Consolidated operating income increased $6.7 million in the second quarter of 2022, reflecting an increase in revenue of $55.0 million, which more than offset an increase in operating expenses of $48.3 million. Operating margin was 11.5%, an increase of 0.1 percentage points compared with the second quarter of 2021.

Consolidated operating income decreased $4.1 million in the first six months of 2022, reflecting an increase in operating expenses of $123.3 million, which was partially offset by an increase in revenue of $119.2 million. Operating margin was 11.9%, a decrease of 2.3 percentage points compared with the first six months of 2021. The year-over-year decline in margin resulted from increased compensation, professional fees, stock-based compensation, advertising and marketing costs, sales commission expense, and travel-related expenses.

We reported adjusted operating income, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of $73.4 million in the second quarter of 2022 and $155.9 million in the first six months of 2022. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Operating income	$53.9	$47.2	14.2%	$110.3	$114.4	(3.6)%
Add: intangible amortization expense	15.6	15.7	(0.6)%	29.7	31.3	(5.1)%
Add: M&A-related expenses	3.9	3.4	14.7%	8.8	7.2	22.2%
Add: M&A-related earn-outs	—	30.1	NMF	7.1	35.8	(80.2)%
Adjusted operating income	$73.4	$96.4	(23.9)%	$155.9	$188.7	(17.4)%

In addition, we also reported adjusted operating margin, which excludes intangible amortization expense and M&A-related expenses (including M&A-related earn-outs), of 15.6% in the second quarter of 2022 and 16.8% in the first six months of 2022. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Operating margin	11.5%	11.4%	0.1 pp	11.9%	14.2%	(2.3) pp
Add: intangible amortization expense	3.3%	3.8%	(0.5) pp	3.2%	3.9%	(0.7) pp
Add: M&A-related expenses	0.8%	0.8%	0.0 pp	0.9%	0.9%	0.0 pp
Add: M&A-related earn-outs	—%	7.2%	NMF	0.8%	4.4%	(3.6) pp
Adjusted operating margin	15.6%	23.2%	(7.6) pp	16.8%	23.4%	(6.6) pp

Non-Operating Income (Loss), Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
Non-operating income (loss), net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Interest income	$0.1	$0.3	$0.3	$0.6
Interest expense	(4.5)	(2.5)	(7.1)	(5.6)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	(3.1)	1.6	(2.1)	2.9
Other income (loss), net	(7.1)	(0.8)	0.9	0.8
Non-operating income (loss), net	$(14.6)	$(1.4)	$(8.0)	$(1.3)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our 2019 Credit Agreement and 2022 Credit Agreement and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes).

Other income (loss), net includes unrealized gains (losses) on investments and foreign currency exchange losses.

Equity in net income (loss) of unconsolidated entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Equity in net income (loss) of unconsolidated entities	$(1.8)	$1.0	$(1.4)	$2.7

Equity in net income (loss) of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$39.3	$45.8	$102.3	$113.1
Equity in net income (loss) of unconsolidated entities	(1.8)	1.0	(1.4)	2.7
Total	$37.5	$46.8	$100.9	$115.8
Income tax expense	$7.4	$13.9	$24.7	$28.0
Effective tax rate	19.7%	29.7%	24.5%	24.2%

Our effective tax rate in the second quarter and first six months of 2022 was 19.7% and 24.5%, reflecting a decrease of 10.0 percentage and an increase of 0.3 percentage points, respectively, compared with the same periods in the prior year. The decrease in the second quarter is primarily attributable to non-deductible compensation expense recorded in the second quarter of 2021 for the M&A-related earn-out, which inflated the effective tax rate in the prior year quarter.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents, and investments of $416.8 million, a decrease of $129.3 million, compared with $546.1 million as of December 31, 2021.

Cash provided by operating activities is our main source of cash. In the first six months of 2022, cash provided by operating activities was $92.2 million, reflecting $180.1 million of net income, adjusted for non-cash items, and an additional $87.9 million in negative changes from our net operating assets and liabilities, which included bonus payments of $139.9 million. Cash provided by operating activities decreased $99.2 million, or 51.8%, for the first six months of 2022. Free cash flow was $32.5 million compared to $150.0 million in the prior year. Cash flow was negatively impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance.

On July 2, 2019, the Company entered into a senior credit agreement (the 2019 Credit Agreement). The 2019 Credit Agreement provided the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the 2019 Revolving Credit Facility) and a term loan facility of $450.0 million. On May 6, 2022, the Company terminated the 2019 Agreement.

On May 6, 2022, the Company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provides the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw for up to $50.0 million (undrawn as of June 30, 2022) and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline facility under the 2022 Revolving Credit Facility. The optional second draw on the 2022 Term Facility is available to fund the contingent consideration payment of up to $50.0 million payable in connection with the Leveraged Commentary and Data (LCD) acquisition. We had an outstanding principal balance of $828.0 million, net of debt issuance costs, on the 2022 Credit Agreement and borrowing availability on the 2022 Revolving Credit Facility of $220.0 million and on the 2022 Term Facility of $50.0 million, each as of June 30, 2022. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Credit Agreement.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of LCD and to repay borrowings under the 2019 Revolving Credit Facility. The proceeds of future borrowings under the 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or any other general corporate purpose.

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of June 30, 2022, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.4 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2022.

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

Approximately 62% of our cash, cash equivalents, and investments balance as of June 30, 2022 was held by our operations outside the United States, up from 57% as of December 31, 2021. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In May 2022, our board of directors approved a regular quarterly dividend of $0.36 per share, or $15.3 million, payable on July 29, 2022 to shareholders of record as of July 1, 2022.

In December 2020, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. The new authorization expires on December 31, 2023. In the first six months of 2022, we repurchased 374,358 shares for $92.5 million, of which $0.6 million settled in early July 2022. As of June 30, 2022, we have repurchased a total of 782,229 shares for $204.4 million, of which $0.6 million settled in early July 2022, leaving $195.6 million available for future repurchases under the current share repurchase program.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Cash provided by operating activities	$68.7	$127.2	(46.0)%	$92.2	$191.4	(51.8)%
Capital expenditures	(31.7)	(18.7)	69.5%	(59.7)	(41.4)	44.2%
Free cash flow	$37.0	$108.5	(65.9)%	$32.5	$150.0	(78.3)%

We generated free cash flow of $37.0 million in the second quarter of 2022, a decrease of $71.5 million compared with the second quarter of 2021. The change reflects a $58.5 million decrease in cash provided by operating activities, as well as a $13.0 million increase in capital expenditures. The decline in cash flow from operations was primarily due to the impact of M&A-related earn-out payments, timing of working capital, and lower cash earnings compared to the prior year quarter. Capital expenditures increased in the quarter due to investments in office build-outs and refreshes, in addition to increased capitalized software development activities. Excluding M&A related earn-out payments, operating cash and free cash flow would have declined by 24.4% and 38.4% respectively.

In the first six months of 2022, we generated free cash flow of $32.5 million, a decrease of $117.5 million compared with the first six months of 2021. The change reflects a $99.2 million decrease in cash provided by operating activities, as well as a $18.3 million increase in capital expenditures. The decline in cash flow from operations was impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance combined with the impact of M&A-related earn-out payments and lower cash earnings compared to the prior year. Capital expenditures increased in the first six months of 2022 due to the same factors listed above. Excluding M&A-related earn-out payments, operating cash and free cash flow would have declined by 36.4% and 56.5%, respectively.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 15, 2022:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 15, 2022	Projected Beneficial Ownership	(1)
Bevin Desmond Chief Talent and Culture Officer (2)	11/29/2021	10/31/2022	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	22,280	(2)
Joe Mansueto Executive Chairman	3/9/2022	11/2/2022	400,000	Shares to be sold under the plan if the stock reaches specified prices	200,000	17,073,164

During the second quarter of 2022, the previously disclosed Rule 10b5-1 plans for Jason Dubinsky and Caroline Tsay completed in accordance with their respective terms.
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2022 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 30, 2022 and restricted stock units that will vest by August 30, 2022. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2022. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) This plan is entered into by Bevin Desmond’s spouse.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2022, our cash, cash equivalents, and investments balance was $416.8 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $8.3 million impact on our interest expense based on our outstanding principal balance and SOFR rates around June 30, 2022.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any significant positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended June 30, 2022:

	Six months ended June 30, 2022
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2022	0.6893	1.2148	0.7757	1.0451	n/a

Percentage of revenue	3.0%	7.1%	6.1%	6.4%	5.5%
Percentage of operating income (loss)	7.5%	(7.3)%	5.3%	9.3%	(36.5)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(2.7)	$(6.2)	$(5.6)	$(5.7)	$(4.9)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.8)	$0.7	$(0.6)	$(1.0)	$3.9

The table below shows our net investment exposure to foreign currencies as of June 30, 2022:

	As of June 30, 2022
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$68.9	$356.0	$426.2	$221.0	$226.4
Liabilities	28.5	84.1	199.6	164.8	1.3
Net currency position	$40.4	$271.9	$226.6	$56.2	$225.1

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.0)	$(27.2)	$(22.7)	$(5.6)	$(22.5)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

On June 1, 2022, we completed our acquisition of Leveraged Commentary & Data (LCD), and, on June 30, 2022, we completed our acquisition of Praemium Portfolio Services Limited (Praemium) (See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information). We are currently integrating LCD and Praemium into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 will not include LCD and Praemium.

Other than the changes noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table presents information related to repurchases of common stock we made during the three months ended June 30, 2022:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
April 1, 2022 - April 30, 2022	101,890	$265.47	101,890	$261,080,683
May 1, 2022 - May 31, 2022	173,209	244.59	173,209	$218,712,153
June 1, 2022 - June 30, 2022	99,259	232.55	99,259	$195,627,150
Total	374,358	$247.08	374,358

Item 6.Exhibits

Exhibit No	Description of Exhibit
2.1	Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of April 3, 2022**

2.2	Amendment to the Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of June 1, 2022**

10.1	Credit Agreement dated as of May 6, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A.**

10.2*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Award Agreement

10.3*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on July 29, 2022 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

** Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission (the “SEC”) upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 29, 2022	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer