Form 10-Q
period 2022-09-30
Morningstar, Inc.
filed 2022-10-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2022, there were 42,446,188 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021

Revenue	$468.2	$428.9	$1,395.6	$1,237.1

Operating expense:
Cost of revenue	195.4	183.1	584.3	508.8
Sales and marketing	89.7	72.9	262.9	201.3
General and administrative	116.9	67.0	294.3	232.5
Depreciation and amortization	44.2	38.1	121.8	112.3
Total operating expense	446.2	361.1	1,263.3	1,054.9

Operating income	22.0	67.8	132.3	182.2

Non-operating loss, net:
Interest expense, net	(10.5)	(2.3)	(17.3)	(7.3)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	—	1.2	(2.1)	4.1
Other loss, net	(13.8)	(3.5)	(12.9)	(2.7)
Non-operating loss, net	(24.3)	(4.6)	(32.3)	(5.9)

Income before income taxes and equity in net income (loss) of unconsolidated entities	(2.3)	63.2	100.0	176.3

Equity in net income (loss) of unconsolidated entities	(1.3)	1.9	(2.7)	4.6

Income tax expense	5.4	16.1	30.1	44.1

Consolidated net income (loss)	$(9.0)	$49.0	$67.2	$136.8

Net income (loss) per share:
Basic	$(0.21)	$1.14	$1.57	$3.18
Diluted	$(0.21)	$1.13	$1.56	$3.16

Dividends per common share:
Dividends declared per common share	$—	$—	$0.72	$0.63
Dividends paid per common share	$0.36	$0.32	$1.08	$0.95

Weighted average shares outstanding:
Basic	42.5	43.1	42.7	43.0
Diluted	42.7	43.4	43.0	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Consolidated net income (loss)	$(9.0)	$49.0	$67.2	$136.8

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(51.2)	(18.6)	(99.9)	(14.0)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	0.2	(0.5)	(7.6)	4.4
Reclassification of (gains) losses on investments included in net income	—	(1.0)	2.1	(3.2)
Other comprehensive loss, net	(51.0)	(20.1)	(105.4)	(12.8)

Comprehensive income (loss)	$(60.0)	$28.9	$(38.2)	$124.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2022 (unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$372.7	$483.8
Investments	34.4	62.3
Accounts receivable, less allowance for credit losses of $5.4 million and $4.5 million, respectively	284.5	268.9
Income tax receivable	9.5	8.9
Deferred commissions	36.9	31.2
Prepaid expenses	39.6	30.6
Other current assets	11.2	1.9
Total current assets	788.8	887.6
Goodwill	1,542.4	1,207.0
Intangible assets, net	559.1	328.2
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $590.4 million and $529.2 million, respectively	187.8	171.8
Operating lease assets	185.5	149.2
Investments in unconsolidated entities	96.9	63.3
Deferred tax asset, net	11.5	12.8
Deferred commissions	32.5	31.1
Other assets	10.6	11.7
Total assets	$3,415.1	$2,862.7

Liabilities and equity
Current liabilities:
Deferred revenue	$424.8	$377.4
Accrued compensation	194.9	273.7
Accounts payable and accrued liabilities	67.1	76.5
Current portion of long-term debt	32.1	—
Operating lease liabilities	37.1	36.4
Contingent consideration liability	46.4	17.3
Other current liabilities	4.0	2.2
Total current liabilities	806.4	783.5
Operating lease liabilities	162.5	135.7
Accrued compensation	19.1	16.3
Deferred tax liabilities, net	72.5	101.7
Long-term debt	1,125.5	359.4
Deferred revenue	35.3	36.4
Other long-term liabilities	14.8	13.8
Total liabilities	2,236.1	1,446.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,472,580 and 43,136,273 shares were outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—

Treasury stock at cost, 11,969,583 and 11,124,021 shares as of September 30, 2022 and December 31, 2021, respectively	(982.2)	(764.3)
Additional paid-in capital	738.9	689.0
Retained earnings	1,563.0	1,526.5
Accumulated other comprehensive loss:
Currency translation adjustment	(140.7)	(40.8)
Unrealized gain on available-for-sale investments	—	5.5
Total accumulated other comprehensive loss	(140.7)	(35.3)
Total equity	1,179.0	1,415.9
Total liabilities and equity	$3,415.1	$2,862.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2022 and 2021

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive income (loss), net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

Net income		—	—	—	30.1	—	30.1
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(3.0)	(3.0)
Reclassification of adjustments for loss on investments included in net income, net of tax		—	—	—	—	2.8	2.8
Foreign currency translation adjustment, net		—	—	—	—	(43.7)	(43.7)
Other comprehensive income (loss), net		—	—	—	—	(43.9)	(43.9)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	98,894	—	1.4	(12.7)	—	—	(11.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(374,358)	—	(92.5)	—	—	—	(92.5)
Dividends declared $0.36 per share)		—	—	—	(15.3)	—	(15.3)
Balance as of June 30, 2022	42,492,188	$—	$(966.0)	$724.5	$1,572.0	$(89.7)	$1,240.8

Net income (loss)		—	—	—	(9.0)	—	(9.0)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.2	0.2
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	—	—

Foreign currency translation adjustment, net		—	—	—	—	(51.2)	(51.2)
Other comprehensive income (loss), net		—	—	—	—	(51.0)	(51.0)
Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	58,445	—	0.9	(7.6)	—	—	(6.7)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(78,053)	—	(17.1)	—	—	—	(17.1)
Balance as of September 30, 2022	42,472,580	$—	$(982.2)	$738.9	$1,563.0	$(140.7)	$1,179.0

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2020	42,898,158	$—	$(767.3)	$671.3	$1,389.4	$(22.0)	$1,271.4
Net income		—	—	—	54.9	—	54.9
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(3.0)	(3.0)
Other comprehensive income (loss), net		—	—	—	—	(1.9)	(1.9)
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	47,826	—	—	(6.3)	—	—	(6.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.7	—	—	8.7
Stock-based compensation		—	—	8.1	—	—	8.1
Dividends declared ($0.32 per share)		—	—	—	(13.5)	—	(13.5)
Balance as of March 31, 2021	42,945,984	$—	$(767.3)	$681.8	$1,430.8	$(23.9)	$1,321.4

Net income		—	—	—	32.9	—	32.9
Other comprehensive income (loss):	`
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment, net		—	—	—	—	7.6	7.6
Other comprehensive income (loss), net		—	—	—	—	9.2	9.2
Issuance of common stock related to stock-option exercises and vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	120,587	—	2.2	(14.2)	—	—	(12.0)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	11.8	—	—	11.8
Dividends declared ($0.32 per share)		—	—	—	(13.6)	—	(13.6)
Balance as of June 30, 2021	43,066,571	$—	$(765.1)	$679.5	$1,450.1	$(14.7)	$1,349.8

Net income		—	—	—	49.0	—	49.0
Other comprehensive loss:
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(0.5)	(0.5)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.0)	(1.0)
Foreign currency translation adjustment, net		—	—	—	—	(18.6)	(18.6)
Other comprehensive loss, net		—	—	—	—	(20.1)	(20.1)

Issuance of common stock related to vesting of restricted stock units, net of shares withheld for taxes on settlements of restricted stock units	33,822	—	1.1	(5.1)	—	—	(4.0)
Stock-based compensation		—	—	11.1	—	—	11.1
Common shares repurchased	(1,200)	—	(0.3)	—	—	—	(0.3)
Balance as of September 30, 2021	43,099,193	$—	$(764.3)	$685.5	$1,499.1	$(34.8)	$1,385.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2022	2021
Operating activities
Consolidated net income	$67.2	$136.8
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	121.8	112.3
Deferred income taxes	(27.5)	(8.5)
Stock-based compensation expense	58.1	31.0
Provision for bad debt	2.1	2.0
Equity in net (income) loss of unconsolidated entities	2.7	(4.6)
Acquisition earn-out accrual	0.9	22.5
Other, net	25.0	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	(19.8)	(38.0)
Accounts payable and accrued liabilities	5.4	(1.4)
Accrued compensation and deferred commissions	(55.6)	8.5
Income taxes, current	0.6	(8.1)
Deferred revenue	39.1	62.7
Other assets and liabilities	(25.7)	(0.4)
Cash provided by operating activities	194.3	314.0

Investing activities
Purchases of investment securities	(33.6)	(54.5)
Proceeds from maturities and sales of investment securities	41.2	40.6
Capital expenditures	(93.4)	(71.6)
Acquisitions, net of cash acquired	(646.8)	(24.6)
Purchases of investments in unconsolidated entities	(28.3)	(15.8)
Other, net	(0.1)	0.5
Cash used for investing activities	(761.0)	(125.4)

Financing activities
Common shares repurchased	(217.7)	(0.1)
Dividends paid	(46.2)	(40.6)
Proceeds from revolving credit facility	460.0	10.0
Repayment of revolving credit facility	(300.0)	(10.0)
Proceeds from term facility	650.0	—
Repayment of term facility	(10.9)	(75.0)
Proceeds from stock-option exercises	—	0.2
Employee taxes withheld for restricted stock units	(25.0)	(22.4)
Payment of acquisition-related earn-outs	(16.2)	(34.4)
Other, net	(2.2)	(3.2)
Cash provided by (used for) financing activities	491.8	(175.5)

Effect of exchange rate changes on cash and cash equivalents	(36.2)	(8.6)
Net increase (decrease) in cash and cash equivalents	(111.1)	4.5
Cash and cash equivalents—beginning of period	483.8	422.5
Cash and cash equivalents—end of period	$372.7	$427.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$57.1	$60.5
Cash paid for interest	$17.7	$8.1
Supplemental information of non-cash investing activities:
Unrealized gain (loss) on available-for-sale investments	$(0.4)	$1.3

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

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. On May 6, 2022, we terminated our 2019 Credit Agreement and entered into the 2022 Credit Agreement in connection with the acquisition of Leveraged Commentary & Data (LCD). As we entered into the 2022 Credit Agreement for reasons unrelated to reference rate reform, ASU No. 2010-04 is not applicable. See Note 3 for additional information on our 2022 Credit Agreement and Note 4 for additional information on our acquisition of LCD.

Business Combinations: On October 28, 2021, the FASB issued ASU No. 2021-08: Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (ASU No. 2021-08), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, the new standard will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Under current U.S. GAAP, contract assets and contract liabilities acquired in a business combination are recorded by the acquirer at fair value. ASU No. 2021-08 creates an exception to the general recognition and measurement principles of ASC 805, Business Combinations (ASC 805). The new standard is effective for us on January 1, 2023. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. Entities should apply the new guidance on a prospective basis to all business combinations with an acquisition date on or after the effective date. We elected to early adopt ASU No. 2021-08 during the second quarter of 2022 and the adoption did not have a material effect on our consolidated financial statements, related disclosures, and results of operations.

Severance: In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations. These activities will result in a significant headcount reduction in Shenzhen, China and growth in other Morningstar locations including Mumbai, Toronto, Madrid, and Chicago. Going forward, the Company's work in China will be focused solely on commercial activities in the domestic market.

As a result of these activities, the Company incurred $26.3 million of severance expense in the third quarter of 2022, which was recorded within "General and administrative" on our Consolidated Statements of Income. Due to statutory severance requirements in China and the application of the relevant accounting standards, the Company recorded substantially all of the severance costs in the third quarter of 2022 with the remainder to be incurred through the third quarter of 2023.

3. Credit Arrangements

Debt

The following table summarizes our debt as of September 30, 2022 and December 31, 2021:

(in millions)	As of September 30, 2022	As of December 31, 2021
Term Facility, net of unamortized debt issuance costs of $0.8 million and $0.1 million, respectively	$649.2	$11.0
Revolving Credit Facility	160.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.6 million and $1.6 million, respectively	348.4	348.4
Total debt	$1,157.6	$359.4

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

On May 6, 2022, the Company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provided the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw of up to $50.0 million and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of LCD and to repay borrowings under the 2019 Revolving Credit Facility. The optional second draw on the 2022 Term Facility was available to fund the contingent consideration payment of up to $50.0 million payable in connection with the LCD acquisition.

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of September 30, 2022, our total outstanding debt under the Amended 2022 Credit Agreement was $809.2 million, net of debt issuance costs, with borrowing availability of $490.0 million under the 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

The proceeds of the additional draw under the Amended 2022 Term Facility were used to repay borrowings under the 2022 Revolving Credit Facility. The proceeds of future borrowings under the Amended 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or any other general corporate purpose.

The interest rate applicable to any loan under the Amended 2022 Credit Agreement is, at the Company's option, either: (i) the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans, which ranges between 1.00% and 1.48%, based on the Company's consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.38%, based on the Company's consolidated leverage ratio.

The portions of deferred debt issuance costs related to the Amended 2022 Revolving Credit Facility are included in other current and non-current assets, and the portion of deferred debt issuance costs related to the Amended 2022 Term Facility is reported as a reduction to the carrying amount of the Amended 2022 Term Facility. Debt issuance costs related to the Amended 2022 Revolving Credit Facility are amortized on a straight-line basis to interest expense over the term of the Amended 2022 Credit Agreement. Debt issuance costs related to the Amended 2022 Term Facility are amortized to interest expense using the effective interest method over the term of the Amended 2022 Credit Agreement.

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of September 30, 2022, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.4 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2022.

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

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. During the third quarter of 2022, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the second quarter of 2022.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The final contingent consideration will be determined based upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P contracts that include other S&P products and services during the six month period following closing. To estimate the fair value of the contingent payment at the acquisition date, we calculated the weighted average of the estimated contingent payment scenarios. At subsequent balance sheet dates, the contingent payment will continue to be measured at fair value and any changes in the estimate will be recorded in earnings unless the change in fair value is the result of facts and circumstances that existed as of the acquisition date. During the third quarter of 2022, the contingent consideration was remeasured and an immaterial amount was recorded in earnings. The contingent payment is classified as "Contingent consideration liabilities" on our Consolidated Balance Sheet as of September 30, 2022.

The following table summarizes our preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration	$645.5

Accounts receivable and other current assets	$9.7
Intangible assets, net	275.6
Deferred revenue	(25.8)
Total fair value of net assets acquired	$259.5

Goodwill	$386.0

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

Goodwill of $386.0 million represents the excess over the fair value of the net tangible and intangible assets acquired. Since LCD was an asset acquisition, goodwill is deductible for income tax purposes.

Praemium Portfolio Services Limited

On June 30, 2022, we completed our acquisition of Praemium Portfolio Services Limited (Praemium), a U.K.-based global provider of digital-first financial services, with $44.9 million in cash paid at closing, subject to post-closing adjustments. Praemium and its subsidiaries offer several investment platforms and customer relationship management services to their financial planning and wealth management clients across the U.K. and international markets. We began consolidating the financial results of Praemium in our consolidated financial statements as of June 30, 2022.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. During the third quarter of 2022, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the second quarter of 2022.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$44.9

Cash and cash equivalents	$5.5
Accounts receivable and other current and non-current assets	3.3
Intangible assets, net	22.7
Deferred revenue	(0.3)
Deferred tax liability, net	(5.6)
Other current and non-current liabilities	(2.2)
Total fair value of net assets acquired	$23.4

Goodwill	$21.5

Accounts receivable acquired were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $22.7 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$3.4	10
Technology-based assets	19.3	10
Total intangible assets	$22.7

Goodwill of $21.5 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes.

We recognized a preliminary net deferred tax liability of $5.6 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

Goodwill
The following table shows the changes in our goodwill balances from December 31, 2021 to September 30, 2022:

(in millions)
Balance as of December 31, 2021	$1,207.0
Acquisition of LCD	386.0
Acquisition of Praemium	21.5
Foreign currency translation	(72.1)
Balance as of September 30, 2022	$1,542.4

We did not record any goodwill impairment losses in the first nine months of 2022 and 2021. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets
The following table summarizes our intangible assets:

	As of September 30, 2022				As of December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$586.7	$(206.9)	$379.8	14	$413.7	$(192.8)	$220.9	11
Technology-based assets	309.7	(167.7)	142.0	8	232.3	(157.7)	74.6	7
Intellectual property & other	90.8	(53.5)	37.3	8	83.0	(50.3)	32.7	8
Total intangible assets	$987.2	$(428.1)	$559.1	12	$729.0	$(400.8)	$328.2	10

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Amortization expense	$18.7	$15.6	$48.4	$46.9

We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through September 30, 2022, we expect intangible amortization expense for the remainder of 2022 and subsequent years to be as follows:

(in millions)
Remainder of 2022 (October 1 through December 31)	$14.8
2023	69.1
2024	63.3
2025	55.2
2026	51.4
Thereafter	305.3
Total	$559.1

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income (Loss) Per Share

The following table shows how we reconcile our net income (loss) and the number of shares used in computing basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2022	2021	2022	2021
Basic net income (loss) per share:
Consolidated net income (loss)	$(9.0)	$49.0	$67.2	$136.8

Weighted average common shares outstanding	42.5	43.1	42.7	43.0

Basic net income (loss) per share	$(0.21)	$1.14	$1.57	$3.18

Diluted net income (loss) per share:
Consolidated net income (loss)	$(9.0)	$49.0	$67.2	$136.8

Weighted average common shares outstanding	42.5	43.1	42.7	43.0
Net effect of dilutive stock options and restricted stock units	0.2	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	42.7	43.4	43.0	43.3

Diluted net income (loss) per share	$(0.21)	$1.13	$1.56	$3.16

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue
The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
License-based	$342.6	$287.0	$982.0	$830.3
Asset-based	67.3	68.4	203.4	194.6
Transaction-based	58.3	73.5	210.2	212.2
Consolidated revenue	$468.2	$428.9	$1,395.6	$1,237.1

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of September 30, 2022 had a net increase of $46.3 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $291.2 million of revenue in the nine months ended September 30, 2022 that was included in the contract liabilities balance as of December 31, 2021.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2022 and subsequent years as follows:

(in millions)	As of September 30, 2022
Remainder of 2022 (from October 1 through December 31)	$277.9
2023	485.3
2024	118.3
2025	35.9
2026	13.9
Thereafter	33.9
Total	$965.2

The aggregate amount of revenue we expect to recognize for the remainder of 2022 and subsequent years is higher than our contract liability balance of $460.1 million as of September 30, 2022. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2022. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2022, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2022. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2022	As of December 31, 2021
Accounts receivable, less allowance for credit losses	$284.5	$268.9
Deferred commissions	69.4	62.3
Total contract assets	$353.9	$331.2

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
United States	$340.9	$302.6	$1,007.2	$856.7

Asia	11.2	10.6	33.5	30.3
Australia	13.6	14.0	42.3	42.2
Canada	27.2	25.9	83.8	84.1
Continental Europe	39.1	41.1	121.6	116.2
United Kingdom	33.6	32.1	99.6	100.6
Other	2.6	2.6	7.6	7.0
Total International	127.3	126.3	388.4	380.4

Consolidated revenue	$468.2	$428.9	$1,395.6	$1,237.1

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of September 30, 2022	As of December 31, 2021
United States	$155.6	$139.3

Asia	12.4	8.8
Australia	2.3	3.1
Canada	4.5	3.8
Continental Europe	8.0	10.1
United Kingdom	4.7	6.4
Other	0.3	0.3
Total International	32.2	32.5

Consolidated property, equipment, and capitalized software, net	$187.8	$171.8

Operating lease assets by geographical area

(in millions)	As of September 30, 2022	As of December 31, 2021
United States	$111.3	$82.7

Asia	24.8	24.1
Australia	4.1	4.6
Canada	5.9	7.1
Continental Europe	19.0	15.8
United Kingdom	20.0	14.4
Other	0.4	0.5
Total International	74.2	66.5

Consolidated operating lease assets	$185.5	$149.2

The long-lived assets by geographical area do not include deferred commissions, non-current as the balance is not material.

8. Fair Value Measurements

Investments

As of September 30, 2022 and December 31, 2021, our investment balances totaled $34.4 million and $62.3 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2022, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

During the second quarter of 2022, we converted our $10.0 million convertible note, which was previously recorded as an available-for-sale investment, into shares of preferred stock, which are now accounted for as an investment in equity securities. The preferred stock was initially measured at fair value and any subsequent remeasurement may occur upon impairment or an observable price change via a transaction with identical or similar instruments of the same issuer. The preferred stock is classified as an "Investment in unconsolidated entities" on our Consolidated Balance Sheet as of September 30, 2022.

Contingent Consideration

As of September 30, 2022, financial assets and liabilities that are classified as Level 3 within the fair value hierarchy include a contingent consideration liability of $46.4 million, which represents the acquisition date fair value of $45.5 million plus changes due to remeasurement in subsequent reporting periods.

The contingent consideration reflects potential future payments that are contingent upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P contracts that include other S&P products and services. This additional purchase consideration, for which the amount is contingent, is recognized at fair value at the date of acquisition, which was calculated as the weighted average of the estimated contingent payment scenarios. The contingent consideration is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings.

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

Our operating lease expense for the three months ended September 30, 2022 was $10.5 million, compared with $11.0 million for the three months ended September 30, 2021. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.8 million for the three months ended September 30, 2022, compared with $4.2 million for the three months ended September 30, 2021. We made lease payments of $10.7 million during the three months ended September 30, 2022, compared with $12.0 million during the three months ended September 30, 2021.

Our operating lease expense for the nine months ended September 30, 2022 was $30.7 million, compared with $32.9 million for the nine months ended September 30, 2021. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $12.8 million for the nine months ended September 30, 2022, compared with $12.2 million for the nine months ended September 30, 2021. We made lease payments of $32.2 million during the nine months ended September 30, 2022, compared with $36.0 million during the nine months ended September 30, 2021.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2022 (October 1 through December 31)	$10.2
2023	40.4
2024	39.2
2025	28.9
2026	32.6
Thereafter	67.4
Total minimum lease commitments	218.7
Adjustment for discount to present value	19.1
Present value of lease liabilities	$199.6

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2022
Weighted-average remaining lease term (in years)	6.1

Weighted-average discount rate	2.9%

10. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Cost of revenue	$6.8	$4.7	$16.0	$12.0
Sales and marketing	2.3	1.3	6.3	3.3
General and administrative	13.0	5.1	35.8	15.7
Total stock-based compensation expense	$22.1	$11.1	$58.1	$31.0

As of September 30, 2022, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $88.7 million, which we expect to recognize over a weighted average period of 28 months.

11. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$(2.3)	$63.2	$100.0	$176.3
Equity in net income of unconsolidated entities	(1.3)	1.9	(2.7)	4.6
Total	$(3.6)	$65.1	$97.3	$180.9
Income tax expense	$5.4	$16.1	$30.1	$44.1
Effective tax rate	NMF	24.7%	30.9%	24.4%
 ___________________________________________________________________________________________
NMF - not meaningful

Our effective tax rate in the first nine months of 2022 was 30.9%, reflecting an increase of 6.5 percentage points, compared with the same period in the prior year. The increase in our effective tax rate for the nine months ended September 30, 2022 is primarily attributable to minimum taxes, additional reserves for uncertain tax positions that increased our liability for unrecognized tax benefits, and non-deductible foreign exchange losses.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2022 and December 31, 2021, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2022	As of December 31, 2021
Gross unrecognized tax benefits	$14.0	$11.4
Gross unrecognized tax benefits that would affect income tax expense	$14.0	$11.4
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.8	$11.2

Our gross unrecognized tax benefits of $14.0 million at September 30, 2022 increased by $2.6 million compared with $11.4 million at December 31, 2021. The increase was primarily attributable to a change in facts and circumstances regarding our assessment of the realizability of certain unrecognized tax benefits for prior tax periods recorded in the first quarter of 2022, partially offset by lapses of statutes of limitations in the third quarter of 2022.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2022	As of December 31, 2021
Current liability	$9.6	$7.2
Non-current liability	5.8	5.2
Total liability for unrecognized tax benefits	$15.4	$12.4

Our total liability for unrecognized tax benefits of $15.4 million at September 30, 2022 increased by $3.0 million compared with $12.4 million at December 31, 2021. This increase reflects the change in our assessment of the realizability of certain unrecognized tax benefits for prior tax periods, partially offset by lapses of statutes of limitations.

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

Approximately 61% of our cash, cash equivalents, and investments balance as of September 30, 2022 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

12. Contingencies

We record accrued liabilities for litigation, regulatory, and other business matters when those matters represent loss contingencies that are both probable and estimable. In these cases, there may be an exposure to loss in excess of any amounts accrued. Unless a loss contingency is both probable and estimable, we do not establish an accrued liability. As litigation, regulatory, or other business matters develop, we evaluate on an ongoing basis whether such matters present a loss contingency that is probable and estimable.

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of September 30, 2022 include an immaterial accrual related to certain in-progress audits and reviews.

Ratings and Regulatory Matters
Our ratings and related research activities, including credit ratings, ESG ratings, managed investment and equity ratings, are or may in the future become subject to regulation or increased scrutiny from executive, legislative, regulatory and private parties. Accordingly, those activities may be subject to governmental, regulatory, and legislative investigations, regulatory examinations in the ordinary course of business, subpoenas and other forms of legal process, and ultimately claims and litigation brought by governmental and private parties that are based on ratings assigned or research issued in connection with these activities or that are otherwise incidental to these activities. Our regulated businesses are generally subject to periodic reviews, inspections, examinations, and investigations by regulators in the jurisdictions in which they operate, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

Other Matters
We are involved from time to time in commercial disputes and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular dispute or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

13. Share Repurchase Program

In December 2020, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. This authorization expires on December 31, 2023. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended September 30, 2022, we repurchased a total of 78,053 shares for $17.1 million, of which $2.5 million was settled in early October 2022. For the nine months ended September 30, 2022, we repurchased a total of 855,382 shares for $220.2 million, of which $2.5 million was settled in early October 2022. As of September 30, 2022, we have repurchased a total of 860,282 shares for $221.5 million, leaving $178.5 million available for future repurchases under the current share repurchase program.

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
•Asset-based fees for our investment management business; and
•Transaction-based revenue for products that involve one-time, non-recurring revenue.

COVID-19 Update

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business and in the geographies in which we operate, including how it affects team members, customers, suppliers, and the global markets.

While the business environment in most of the jurisdictions in which we operate continues to move toward a state resembling pre-pandemic conditions, the long-term impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall future financial performance continues to be difficult to reasonably estimate at this time. The threat of new variants of the virus and concerns over the adoption and efficacy of mitigants, such as vaccines and other treatments, continue to affect historical commercial and work patterns, although not with any significant impact on any of our sources of revenue during the three and nine months ended September 30, 2022.

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

Accordingly, the situation surrounding the COVID-19 pandemic remains fluid. We continue to actively manage our response and have assessed potential impacts to our financial position and operating results related to our consolidated financial statements during the first nine months of 2022.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2022	2021	Change	Organic Change (1)	2022	2021	Change	Organic Change (1)
Revenue by Type
License-based (2)	$342.6	$287.0	19.4%	18.3%	$982.0	$830.3	18.3%	19.1%
Asset-based (3)	67.3	68.4	(1.6)%	(5.3)%	203.4	194.6	4.5%	5.3%
Transaction-based (4)	58.3	73.5	(20.7)%	(17.8)%	210.2	212.2	(0.9)%	1.7%

Key product area revenue
PitchBook	$104.7	$75.5	38.7%	38.7%	$296.9	$205.4	44.5%	44.5%
Morningstar Data	63.3	61.3	3.3%	9.6%	190.9	180.4	5.8%	10.3%
DBRS Morningstar (5)	51.8	65.1	(20.4)%	(17.5)%	186.2	189.8	(1.9)%	0.7%
Morningstar Direct	45.9	43.8	4.8%	10.0%	137.3	129.1	6.4%	10.2%
Investment Management	29.1	32.4	(10.2)%	(13.2)%	89.9	92.8	(3.1)%	0.9%
Workplace Solutions	24.9	26.5	(6.0)%	(6.0)%	77.7	77.2	0.6%	0.6%
Morningstar Sustainalytics	26.2	19.8	32.3%	45.8%	76.8	56.3	36.4%	46.9%
Morningstar Advisor Workstation	24.2	23.1	4.8%	4.8%	71.0	68.8	3.2%	3.3%
	As of September 30,
	2022	2021	Change
Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$109.0	$110.7	(1.5)%
Fiduciary Services	47.9	57.9	(17.3)%
Custom Models/CIT	35.3	41.1	(14.1)%
Workplace Solutions (total)	$192.2	$209.7	(8.3)%
Investment Management
Morningstar Managed Portfolios	$30.7	$31.4	(2.2)%
Institutional Asset Management	9.2	11.4	(19.3)%
Asset Allocation Services	7.3	7.7	(5.2)%
Investment Management (total)	$47.2	$50.5	(6.5)%

Asset value linked to Morningstar Indexes ($bil)	$133.3	$136.3	(2.2)%

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change		2022	2021	Change
Average assets under management and advisement ($bil)	$246.1	$255.7	(3.8)%		$255.6	$245.5	4.1%
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
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.

(5) For the three and nine months ended September 30, 2022, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 48.6% and 40.3%, respectively. For the three and nine months ended September 30, 2021, recurring revenue was 35.4% and 36.1%, respectively.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2022	2021	Change		2022	2021	Change
Consolidated revenue	$468.2	$428.9	9.2%		$1,395.6	$1,237.1	12.8%
Operating income	22.0	67.8	(67.6)%		132.3	182.2	(27.4)%
Operating margin	4.7%	15.8%	(11.1)	pp	9.5%	14.7%	(5.2)	pp

Cash provided by operating activities	$102.1	$122.6	(16.7)%		$194.3	$314.0	(38.1)%
Capital expenditures	(33.7)	(30.2)	11.6%		(93.4)	(71.6)	30.4%
Free cash flow	$68.4	$92.4	(26.0)%		$100.9	$242.4	(58.4)%

Cash used for investing activities	$(36.0)	$(56.2)	(35.9)%		$(761.0)	$(125.4)	506.9%
Cash provided by (used for) financing activities	$(57.1)	$(20.2)	182.7%		$491.8	$(175.5)	(380.2)%
___________________________________________________________________________________________
pp — percentage points

To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), we use the following non-GAAP measures:

•consolidated revenue, excluding acquisitions, divestitures, adoption of new accounting standards or revisions to accounting practices (accounting changes), and the effect of foreign currency translations (organic revenue);
•consolidated operating income, excluding intangible amortization expense, all merger and acquisition (M&A)-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China (adjusted operating income);
•consolidated operating margin, excluding intangible amortization expense, all M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China (adjusted operating margin); and
•cash provided by or used for operating activities less capital expenditures (free cash flow).

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance as promulgated under GAAP.

We present organic revenue because we believe it helps investors better compare period-over-period results.

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better compare period-over-period results, and improve overall understanding of the underlying performance of the business absent the impact of acquisitions for the three and nine months ended September 30, 2022.

We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consolidated revenue	$468.2	$428.9	9.2%	$1,395.6	$1,237.1	12.8%

In the third quarter of 2022, consolidated revenue increased 9.2% to $468.2 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $14.6 million.

License-based revenue, which represents subscription services available to customers, grew $55.6 million, or 19.4%, during the third quarter of 2022. On an organic basis, license-based revenue increased 18.3%. Organic revenue growth was driven by demand for PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct.

PitchBook revenue increased 38.7%, as the Company continued to enhance core data sets and improve the user experience. Key product updates in the third quarter of 2022 included the incorporation of social impact preferences into the Investors & Funds screening tool, and functionality that allows users to simultaneously compare multiple benchmarks to streamline asset class analysis. Reported and organic results exclude contributions from the Leveraged Commentary & Data (LCD) acquisition. Morningstar Sustainalytics revenue grew 32.3%, or 45.8% on an organic basis. Investor demand for environmental, social, and governance (ESG) solutions remained strong, particularly for compliance and reporting-related solutions specific to the European Union (EU) Action Plan as asset managers leveraged Morningstar Sustainalytics data and analysis to meet EU regulatory requirements. In addition, the wealth segment has shown a steadily increasing appetite for integrating ESG data and research. For Morningstar Sustainalytics Corporate Solutions, demand for the second-party opinion product softened as issuance slowed, but corporate demand for ESG licenses remained robust.

Morningstar Data revenue rose by 3.3%, or 9.6% on an organic basis, due to growth in North America and Europe and strong demand for fund and ESG data. Renewal activity remained robust as existing customers continued to add new data. Morningstar Direct grew third-quarter revenue by 4.8%, or 10.0% organically, driven by growth in North America and Europe. Direct licenses increased 5.5%, reflecting gains from both new and existing clients. Growth was supported by continued interest in Direct report distribution and ongoing improvements in functionality. Key product updates during the third quarter of 2022 included the enhancement of performance reporting capabilities that allow users to create their own data feeds using Direct as the delivery mechanism.

Asset-based revenue decreased $1.1 million, or 1.6%, in the third quarter of 2022. Organic revenue declined 5.3%. The decrease in reported revenue and organic revenue was driven by declines in Workplace Solutions and Investment Management revenue, which reflected the continued downturn in global markets. These decreases were partially offset by growth in Morningstar Indexes. Morningstar Indexes revenue increased 38.8%, or 21.5% on an organic basis, during the third quarter of 2022 despite the continued downturn in global markets and slightly negative overall flows. The increase in revenue was driven by growth in investable product revenue, supported by net inflows to higher margin products and new product launches. Increases in licensed data revenue also contributed to revenue growth. Organic revenue growth excludes index-related revenue from the LCD acquisition.

Workplace Solutions revenue declined 6.0% on a reported and organic basis in the third quarter of 2022. Assets under management (AUM) and advisement (AUMA) declined 8.3% to $192.2 billion compared with the prior year, reflecting the continued downturn in global markets. Investment Management revenue was 10.2% lower in the third quarter of 2022 and 13.2% lower on an organic basis. Reported AUMA fell 6.5% versus the prior year, reflecting the continued downturn in global markets and softer net flows. Excluding $3.7 billion of Praemium AUMA added during the second quarter of 2022, assets would have declined 13.9% compared with the prior year.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter, which are often reported on a one-quarter lag. As a result of the timing of this client asset reporting and the structure of our contracts, this often results in a one-quarter lag between market movements and the impact on revenue. Average AUMA (calculated using available average quarterly or monthly data) were approximately $246.1 billion for the third quarter of 2022, compared with $255.7 billion for the third quarter of 2021, a decline of 3.8%.

Transaction-based revenue decreased $15.2 million, or 20.7%, in the third quarter of 2022. Organic revenue declined 17.8%. DBRS Morningstar revenue declined 20.4% in the third quarter, or 17.5% on an organic basis, due in large part to a marked decrease in global new issuance, driven by widening spreads and heightened interest-rate volatility. These declines were most pronounced in the Company's ratings of U.S. and European commercial-backed securities. Organic revenue declined in the U.S. and Europe, but grew modestly in Canada. Recurring revenues, which are driven by the prior year issuance volume, and data products demonstrated solid growth, partially mitigating the impact of weakness in the new issuance market. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 48.6% of DBRS Morningstar revenue.

In the first nine months of 2022, consolidated revenue increased 12.8% to $1,395.6 million. Foreign currency movements had a negative impact, decreasing revenue by $32.0 million.

License-based revenue grew $151.7, or 18.3%, during the first nine months of 2022 driven by demand for PitchBook, Sustainalytics, Morningstar Data, and Morningstar Direct. Revenue for these four product areas increased $91.5 million, $20.5 million, $10.5 million, and $8.2 million, respectively, due to the same factors listed above. On an organic basis, license-based revenue grew 19.1%.

Asset-based revenue increased $8.8 million, or 4.5%, in the first nine months of 2022, primarily driven by Morningstar Indexes. Revenue from Morningstar Indexes increased $11.4 million during the first nine months of 2022. Asset-based organic revenue growth was 5.3%.

Transaction-based revenue declined $2.0 million, or 0.9%, in the first nine months of 2022, driven by DBRS Morningstar. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 40.3% of DBRS Morningstar revenue. Transaction-based organic revenue growth was 1.7%.

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

Organic revenue increased 8.5% during the third quarter and 14.0% during the first nine months of 2022. PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the third quarter and first nine months of 2022.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Consolidated revenue	$468.2	$428.9	9.2%	$1,395.6	$1,237.1	12.8%
Less: acquisitions	(18.9)	—	NMF	(23.2)	—	NMF
Less: accounting changes	—	(1.2)	NMF	—	(4.7)	NMF
Effect of foreign currency translations	14.6	—	NMF	32.0	—	NMF
Organic revenue	$463.9	$427.7	8.5%	$1,404.4	$1,232.4	14.0%
________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
United States	$340.9	$302.6	12.7%	$1,007.2	$856.7	17.6%

Asia	11.2	10.6	5.7%	33.5	30.3	10.6%
Australia	13.6	14.0	(2.9)%	42.3	42.2	0.2%
Canada	27.2	25.9	5.0%	83.8	84.1	(0.4)%
Continental Europe	39.1	41.1	(4.9)%	121.6	116.2	4.6%
United Kingdom	33.6	32.1	4.7%	99.6	100.6	(1.0)%
Other	2.6	2.6	—%	7.6	7.0	8.6%
Total International	127.3	126.3	0.8%	388.4	380.4	2.1%

Consolidated revenue	$468.2	$428.9	9.2%	$1,395.6	$1,237.1	12.8%

International revenue comprised approximately 27% of our consolidated revenue for the third quarter and first nine months of 2022, which declined slightly from the third quarter and first nine months of 2021. Approximately 57% was generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 0.8% and 2.1% in the third quarter and first nine months of 2022, respectively. Acquisitions had a favorable impact of $18.9 million, while foreign currency translations had an unfavorable impact of $14.6 million on international revenue during the third quarter of 2022. Acquisitions had a favorable impact of $23.2 million while foreign currency translations had an unfavorable impact of $32.0 million on international revenue during the first nine months of 2022.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Cost of revenue	$195.4	$183.1	6.7%		$584.3	$508.8	14.8%
% of consolidated revenue	41.7%	42.7%	(1.0)	pp	41.9%	41.1%	0.8	pp
Sales and marketing	89.7	72.9	23.0%		262.9	201.3	30.6%
% of consolidated revenue	19.2%	17.0%	2.2	pp	18.8%	16.3%	2.5	pp
General and administrative	116.9	67.0	74.5%		294.3	232.5	26.6%
% of consolidated revenue	25.0%	15.6%	9.4	pp	21.1%	18.8%	2.3	pp
Depreciation and amortization	44.2	38.1	16.0%		121.8	112.3	8.5%
% of consolidated revenue	9.4%	8.9%	0.5	pp	8.7%	9.1%	(0.4)	pp
Total operating expense	$446.2	$361.1	23.6%		$1,263.3	$1,054.9	19.8%
% of consolidated revenue	95.3%	84.2%	11.1	pp	90.5%	85.3%	5.2	pp

Consolidated operating expense increased $85.1 million, or 23.6%, in the third quarter of 2022 and $208.4 million, or 19.8%, in the first nine months of 2022.

In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations. These activities will result in a significant headcount reduction in Shenzhen, China and growth in other Morningstar locations including Mumbai, Toronto, Madrid, and Chicago. Going forward, the Company's work in China will be focused solely on commercial activities in the domestic market.

The Company expects that these activities will be substantially complete by the end of the third quarter of 2023 and will result in lower ongoing run-rate costs from the overall net reduction in the related headcount and certain overhead.

Excluding the impact of the initiation of the significant reduction and shift of the Company's operations in China, operating expenses increased 15.2% and 16.9%, during the third quarter and first nine months of 2022, respectively.

Higher severance expense, other compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits), stock-based compensation costs, professional fees, sales commission expense, and travel-related expenses were the key contributors to operating expense growth during the third quarter. Key contributors to operating expense growth during the first nine months of 2022 were compensation expense, professional fees, stock-based compensation expense, severance expense, sales commission expense, and travel-related expenses. Foreign currency translations had a favorable impact of $12.7 million and $30.7 million on operating expense during the third quarter and first nine months of 2022, respectively.

Severance expense increased $26.3 million and $27.1 million during the third quarter and first nine months of 2022, respectively, due primarily to severance packages offered to the employees impacted by the Company's initiation of the significant reduction of its China operations.

Other compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $19.6 million and $65.2 million in the third quarter and first nine months of 2022, respectively. Excluding the impact of a M&A-related earn-out accrual related to our acquisition of Sustainalytics in the third quarter of 2021 and first nine months of 2022 and 2021, compensation expense increased $15.5 million and $86.3 million during the third quarter and first nine months of 2022, respectively. These higher costs reflect growth in headcount across key areas of the Company, including product and software development, data collection and analysis, sales, and service support, in addition to a substantial annual merit increase effective January 1, 2022. The growth in headcount was highest in Morningstar Sustainalytics and PitchBook to support strategic growth initiatives. Inflationary pressures and a competitive market for talent in many of our key geographies put further pressure on compensation expense.

Stock-based compensation expense increased $10.9 million and $27.1 million during the third quarter and first nine months of 2022, respectively, due primarily to the expected overachievement of targets under the PitchBook management bonus plan. The increase in the first nine months was also driven by higher bonus payout rates on grants made to employees.

Professional fees increased $6.2 million and $27.2 million during the third quarter and first nine months of 2022, respectively, due primarily to the use of third-party resources assisting with software development and technology improvements, M&A-related expenses, and costs associated with the Company's initiation of the significant reduction and shift of its China operations. During the first nine months of 2022, professional fees also increased due to higher legal fees primarily associated with the completed independent investigation regarding certain research practices of Morningstar Sustainalytics.

Sales commission expense increased $6.1 million and $17.8 million during the third quarter and first nine months of 2022, respectively, due to strong sales performance in license-based product areas and higher amortization of capitalized commissions related to the prior-year sales performance.

Travel-related expenses increased $4.6 million and $12.0 million in the third quarter and first nine months of 2022, respectively, as travel began to rebound compared to the low levels from earlier in the COVID-19 pandemic.

An increase of $2.7 million and $7.3 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the third quarter and first nine months of 2022, respectively.

We had 11,716 employees worldwide as of September 30, 2022, compared with 9,272 as of September 30, 2021, which reflects further investments across the key areas noted above to support our growth objectives.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.
Cost of revenue increased $12.3 million in the third quarter of 2022. Higher compensation expense of $4.3 million was the largest contributor to the increase, primarily due to the factors listed above. Professional fees increased $2.6 million during the third quarter of 2022 related to higher legal fees and the use of third-party resources assisting with software development and technology improvements. These increases were partially offset by higher capitalized software expense of $2.7 million, which resulted from an increase in development activity in key product areas.

Cost of revenue increased $75.5 million in the first nine months of 2022 with compensation expense contributing $48.1 million of the increase. Professional fees increased $11.8 million during the first nine months of 2022 due to the same factors listed above. These increases were partially offset by higher capitalized software expense of $7.3 million.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $65.3 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first nine months of 2022, compared with $58.0 million in the first nine months of 2021.

Sales and marketing

Sales and marketing expense increased $16.8 million in the third quarter of 2022. Higher compensation expense of $6.9 million was the largest contributor. Sales commission expense grew by $5.6 million due to stronger sales performance in license-based product areas and higher amortization of capitalized commissions related to the prior-year sales performance.

Sales and marketing expense increased $61.6 million in the first nine months of 2022. Compensation expense and sales commission expense increased $24.7 million and $15.7 million, respectively, due to the same factors listed above. Advertising and marketing costs increased $10.2 million during the first nine months of 2022 due to higher conference expense and pay-per-click advertising.

General and administrative

General and administrative expense increased $49.9 million during the third quarter of 2022. Severance expense of $26.3 million related to severance packages offered to the employees impacted by the Company's initiation of the significant reduction of its China operations contributed over half of the increase. Other compensation expense increased $8.3 million compared with the prior year period for the same factors listed above. Stock-based compensation expense increased $7.9 million primarily due to higher scheduled incentives and overachievement of targets under the PitchBook management bonus plan. Professional fees increased $3.6 million, driven by the use of third-party resources assisting with software development and technology improvements, M&A-related expenses, and costs associated with the Company's initiation of the significant reduction and shift of its operations in China.

General and administrative expense increased $61.8 million during the first nine months of 2022. Increases in severance expense of $26.3 million, stock-based compensation expense of $20.1 million, and professional fees of $15.7 million contributed to the increase due to the same factors listed above. The increase in stock-based compensation was also impacted by higher bonus payout rates on grants made to employees. In addition, professional fees also increased due to higher legal fees primarily associated with the completed independent investigation regarding certain research practices of Morningstar Sustainalytics. These increases were offset by a decrease in compensation expense of $7.6 million compared with the prior year period, which included a $28.2 million increase to an M&A-related earn-out accrual from our acquisition of Sustainalytics.

Depreciation and amortization

Depreciation expense increased $3.0 million in the third quarter of 2022 and $7.8 million during the first nine months of 2022, driven mainly by depreciation expense from increases in capitalized software development over the past several years.

Intangible amortization expense increased $3.1 million during the third quarter and increased slightly in the first nine months of 2022, primarily from additional amortization related to intangibles from the acquisition of LCD and Praemium.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2022	2021	Change		2022	2021	Change
Operating income	$22.0	$67.8	(67.6)%		$132.3	$182.2	(27.4)%
% of revenue	4.7%	15.8%	(11.1)	pp	9.5%	14.7%	(5.2)	pp

Consolidated operating income decreased $45.8 million in the third quarter of 2022, reflecting an increase in operating expenses of $85.1 million, which was partially offset by an increase in revenue of $39.3 million. Operating margin was 4.7%, a decrease of 11.1 percentage points compared with the third quarter of 2021. The year-over-year decline in margin resulted from increased severance expense, compensation, stock-based compensation, professional fees, sales commission expense, and travel-related expenses.

Consolidated operating income decreased $49.9 million in the first nine months of 2022, reflecting an increase in operating expenses of $208.4 million, which was partially offset by an increase in revenue of $158.5 million. Operating margin was 9.5%, a decrease of 5.2 percentage points compared with the first nine months of 2021. The year-over-year decline in margin resulted from increased compensation, professional fees, stock-based compensation, severance expense, sales commission expense, and travel-related expenses.

We reported adjusted operating income, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China, of $76.6 million in the third quarter of 2022 and $232.5 million in the first nine months of 2022. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Operating income	$22.0	$67.8	(67.6)%	$132.3	$182.2	(27.4)%
Add: intangible amortization expense	18.7	15.6	19.9%	48.4	46.9	3.2%
Add: M&A-related expenses	4.9	4.2	16.7%	13.7	11.4	20.2%
Add: M&A-related earn-outs	0.9	(4.1)	NMF	8.0	31.7	(74.8)%
Add: Severance and personnel expenses (1)	27.0	—	NMF	27.0	—	NMF
Add: Transformation costs (1)	3.1	—	NMF	3.1	—	NMF
Add: Asset impairment costs (1)	—	—	—%	—	—	—%
Adjusted operating income	$76.6	$83.5	(8.3)%	$232.5	$272.2	(14.6)%

In addition, we reported adjusted operating margin, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China, of 16.4% in the third quarter of 2022 and 16.7% in the first nine months of 2022. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Operating margin	4.7%	15.8%	(11.1) pp	9.5%	14.7%	(5.2) pp
Add: intangible amortization expense	4.0%	3.6%	0.4 pp	3.5%	3.8%	(0.3) pp
Add: M&A-related expenses	1.0%	1.0%	— pp	1.0%	0.9%	0.1 pp
Add: M&A-related earn-outs	0.2%	(1.0)%	NMF	0.6%	2.6%	(2.0) pp
Add: Severance and personnel expenses (1)	5.8%	—%	5.8 pp	1.9%	—%	1.9 pp
Add: Transformation costs (1)	0.7%	—%	0.7 pp	0.2%	—%	0.2 pp
Add: Asset impairment costs (1)	—%	—%	— pp	—%	—%	— pp
Adjusted operating margin	16.4%	19.4%	(3.0) pp	16.7%	22.0%	(5.3) pp
____________________________________________________________________________________________
(1) Reflects costs associated with the significant reduction of the Company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of restricted stock unit (RSU) and market share unit (MSU) awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

Transformation costs include professional fees and the temporary duplication of headcount. As the Company hires replacement roles in other markets and shifts capabilities, it expects to continue to employ certain Shenzhen-based staff through the transition period, which will result in elevated compensation costs on a temporary basis.

Asset impairment costs include the write-off or accelerated depreciation of fixed assets in the Shenzhen, China office that are not redeployed, in addition to lease abandonment costs as the Company plans to downsize office space prior to the lease termination date.

Non-Operating Loss, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
Non-operating loss, net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$0.1	$0.2	$0.4	$0.8
Interest expense	(10.6)	(2.5)	(17.7)	(8.1)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	—	1.2	(2.1)	4.1
Other loss, net	(13.8)	(3.5)	(12.9)	(2.7)
Non-operating loss, net	$(24.3)	$(4.6)	$(32.3)	$(5.9)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes).

Other loss, net includes foreign currency exchange losses and unrealized gains (losses) on investments.

Equity in net income (loss) of unconsolidated entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Equity in net income (loss) of unconsolidated entities	$(1.3)	$1.9	$(2.7)	$4.6

Equity in net income (loss) of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$(2.3)	$63.2	$100.0	$176.3
Equity in net income (loss) of unconsolidated entities	(1.3)	1.9	(2.7)	4.6
Total	$(3.6)	$65.1	$97.3	$180.9
Income tax expense	$5.4	$16.1	$30.1	$44.1
Effective tax rate	NMF	24.7%	30.9%	24.4%

Our effective tax rate in the first nine months of 2022 was 30.9%, reflecting an increase of 6.5 percentage points, compared with the same period in the prior year. The increase in our effective tax rate for the nine months ended September 30, 2022 is primarily attributable to minimum taxes, additional reserves for uncertain tax positions that increased our liability for unrecognized tax benefits, and non-deductible foreign exchange losses.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents, and investments of $407.1 million, a decrease of $139.0 million, compared with $546.1 million as of December 31, 2021.

Cash provided by operating activities is our main source of cash. In the first nine months of 2022, cash provided by operating activities was $194.3 million, reflecting $250.3 million of net income, adjusted for non-cash items, and an additional $56.0 million in negative changes from our net operating assets and liabilities, which included bonus payments of $139.9 million. Cash provided by operating activities decreased $119.7 million, or 38.1%, for the first nine months of 2022. Free cash flow was $100.9 million compared to $242.4 million in the prior year. Cash flow was negatively impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance.

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

On May 6, 2022, the Company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provided the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw of up to $50.0 million and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement also provides for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of LCD and to repay borrowings under the 2019 Revolving Credit Facility. The optional second draw on the 2022 Term Facility was available to fund the contingent consideration payment of up to $50.0 million payable in connection with the LCD acquisition.

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of September 30, 2022, our total outstanding debt under the Amended 2022 Credit Agreement was $809.2 million, net of debt issuance costs, with borrowing availability of $490.0 million under the 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

The proceeds of the additional draw under the Amended 2022 Term Facility were used to repay borrowings under the 2022 Revolving Credit Facility. The proceeds of future borrowings under the 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or any other general corporate purpose. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Amended 2022 Credit Agreement.

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of September 30, 2022, our total outstanding debt (net of issuance costs) under the 2030 Notes was $348.4 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2022.

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

Approximately 61% of our cash, cash equivalents, and investments balance as of September 30, 2022 was held by our operations outside the United States, up from 57% as of December 31, 2021. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In October 2022, our board of directors approved a regular quarterly dividend of $0.36 per share, or $15.3 million, payable on October 31, 2022 to shareholders of record as of October 18, 2022.

In December 2020, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. This authorization expires on December 31, 2023. In the first nine months of 2022, we repurchased 78,053 shares for $17.1 million, of which $2.5 million was settled in early October 2022. As of September 30, 2022, we have repurchased a total of 860,282 shares for $221.5 million, of which $2.5 million was settled in early October 2022, leaving $178.5 million available for future repurchases under the current share repurchase program.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Cash provided by operating activities	$102.1	$122.6	(16.7)%	$194.3	$314.0	(38.1)%
Capital expenditures	(33.7)	(30.2)	11.6%	(93.4)	(71.6)	30.4%
Free cash flow	$68.4	$92.4	(26.0)%	$100.9	$242.4	(58.4)%

We generated free cash flow of $68.4 million in the third quarter of 2022, a decrease of $24.0 million compared with the third quarter of 2021. The change reflects a $20.5 million decrease in cash provided by operating activities, as well as a $3.5 million increase in capital expenditures. The decline in operating cash flow was primarily due to lower cash earnings and the impact of softer performance in asset- and transaction-based product areas. Capital expenditures increased in the third quarter due to investments in office build-outs and refreshes, in addition to increased capitalized software development activities.

In the first nine months of 2022, we generated free cash flow of $100.9 million, a decrease of $141.5 million compared with the first nine months of 2021. The change reflects a $119.7 million decrease in cash provided by operating activities, as well as a $21.8 million increase in capital expenditures. The decline in cash flow from operations was impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance combined with the impact of M&A-related earn-out payments, lower cash earnings, and the impact of softer performance in asset- and transaction-based product areas compared to the prior year. Capital expenditures increased in the first nine months of 2022 due to the same factors listed above. Excluding M&A-related earn-out payments, operating cash and free cash flow would have declined by 29.1% and 45.6%, respectively.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 15, 2022:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 15, 2022	Projected Beneficial Ownership	(1)
Bevin Desmond Chief Talent and Culture Officer (2)	11/29/2021	10/31/2022	20,000	Shares to be sold under the plan if the stock reaches specified prices	—	22,280
Gail Landis Director	8/10/2022	10/30/2024	975	Shares to be sold under the plan if the stock reaches specified prices	—	2,846
Joe Mansueto Executive Chairman	3/9/2022	11/2/2022	400,000	Shares to be sold under the plan if the stock reaches specified prices	400,000	17,073,164
Joe Mansueto Executive Chairman	8/31/2022	5/3/2023	400,000	Shares to be sold under the plan if the stock reaches specified prices	—	16,673,164

________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2022 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2022 and restricted stock units that will vest by November 29, 2022. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2022. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

(2) This plan is entered into by Bevin Desmond’s spouse.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2022, our cash, cash equivalents, and investments balance was $407.1 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $8.1 million impact on our interest expense based on our outstanding principal balance and SOFR rates around September 30, 2022.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2022	0.6462	1.1137	0.7279	0.9799	n/a

Percentage of revenue	3.0%	7.1%	6.0%	6.2%	5.5%
Percentage of operating income (loss)	9.3%	(10.5)%	4.4%	13.4%	(67.8)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.8)	$(8.9)	$(7.8)	$(8.0)	$(7.1)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.1)	$1.2	$(0.5)	$(1.6)	$8.4

The table below shows our net investment exposure to foreign currencies as of September 30, 2022:

	As of September 30, 2022
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$65.1	$324.6	$398.2	$209.7	$204.1
Liabilities	24.8	75.6	184.9	152.6	(14.2)
Net currency position	$40.3	$249.0	$213.3	$57.1	$218.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.0)	$(24.9)	$(21.3)	$(5.7)	$(21.8)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than the changes noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2020, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $400.0 million in shares of the Company's outstanding common stock, effective January 1, 2021. This authorization expires on December 31, 2023.

The following table presents information related to repurchases of common stock we made during the three months ended September 30, 2022:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
July 1, 2022 - July 31, 2022	8,507	$226.43	8,507	$193,700,782
August 1, 2022 - August 31, 2022	—	—	—	$193,700,782
September 1, 2022 - September 30, 2022	69,546	218.49	69,546	$178,504,034
Total	78,053	$219.36	78,053

Item 6.Exhibits

Exhibit No	Description of Exhibit
10.1	Amendment No. 1 to the Credit Agreement dated as of September 13, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto**

10.2	Amendment No. 2 to the Credit Agreement dated as of September 30, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on October 28, 2022 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

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

MORNINGSTAR, INC.

Date: October 28, 2022	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer