Form 10-K
period 2022-12-31
Morningstar, Inc.
filed 2023-02-24
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2022 was $6.0 billion. As of February 10, 2023, there were 42,480,051 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

Auditor Name: KPMG LLP                Auditor Location: Chicago, IL                 Auditor Firm ID: 185

Part I

Item 1. Business

Our Mission

Our mission is to empower investor success and everything we do at Morningstar is in the service of the investor. The investing ecosystem is complex, and navigating it with confidence requires a trusted, independent voice. We deliver our perspective to institutions, advisors, and individuals with a single-minded purpose: to empower every investor with conviction that he or she can make better-informed decisions and realize success on his or her own terms.

Our Business

Morningstar, Inc. is a leading global provider of independent investment insights. Our core competencies are data, research, and design, and we employ each of these to create products that clearly convey complex investment information. We started with affordable publications for individuals, then moved to creating technology solutions for professionals to help them research and select investments for clients. Today, we offer a variety of products and solutions that serve market participants of all kinds, including individual and institutional investors in public and private capital markets, financial advisors, asset managers, retirement plan providers and sponsors, and issuers of securities. We also apply our investing philosophy to managing assets for clients who prefer to employ the expertise of professional portfolio management teams. Since our founding in 1984, we’ve expanded our presence in global markets where investors need an independent view they can trust.

We help investors in two primary ways. First, we support asset managers, financial advisors, individuals, and institutions who make their own investment decisions. Our customers have access to a wide selection of investment data, fundamental equity research, manager research, private capital markets research, credit ratings, environmental, social, and governance (ESG) ratings, fund ratings, and indexes directly on our proprietary desktop or web-based software platforms, or through subscriptions, data feeds, and third-party distributors.

Second, we provide investment management services, investment analysis platforms, and portfolio management and accounting software tools to advisors and financial institutions. Our managed portfolio offerings help financial institutions deliver investor-friendly products based on our valuation-driven, fundamentals-based approach to investing. Applying our expertise in asset allocation, investment selection, and portfolio construction, our global investment team creates long-term investment strategies built on Morningstar’s data and ratings. We help retirement plan sponsors build high-quality savings programs for employees. Our financial technology solutions allow advisors to continually demonstrate their value to clients, from aggregating client accounts to provide visibility into holdings, spending habits and cash flows and creating an initial investment proposal, to reporting portfolio performance and providing automated rebalancing tools. Investors also use our indexes as benchmarks, to create investable products based off our proprietary research, or to construct portfolios using customized indexes.

Through DBRS Morningstar, we also provide independent credit ratings services for financial institutions, corporate and sovereign entities, and structured finance products and instruments. Through Morningstar Sustainalytics, issuers of green bonds can also obtain Second-Party Opinions, which facilitate alignment with industry standards for sustainable finance.

While other companies may offer research, ratings, data, software products, indexes, or investment management services, we are one of the few companies that can deliver all of these with the mission of empowering investor success. We believe that focus on putting investors first, paired with the way we use design and technology to communicate complex financial information, sets us apart from our peers in the financial services industry.

Our Data, Research, and Ratings

Morningstar’s trusted data, research, and ratings underpin our products. Our data covers a wide range of investment offerings, including managed investment products, publicly listed companies, private companies, fixed-income securities, private credit, and bank loans.

We focus our data, research, and ratings efforts on several areas:

Manager research (including mutual funds, exchange-traded funds, separately-managed accounts, and other vehicles)
We’ve been providing independent analyst research on managed investment strategies since the mid-1980s. We use this analysis to provide research reports and qualitative, forward-looking Morningstar Analyst Ratings for more than 4,500 mutual funds, exchanged-traded funds (ETFs), separately managed accounts (SMAs), collective investment trusts (CITs), and model portfolios globally spanning more than 21,000 share classes. We also offer the Morningstar Quantitative Rating, which is a forward-looking rating that uses algorithmic techniques to evaluate managed investments that significantly expands the breadth of our forward-looking ratings to an additional 56,000 funds, SMAs, and model portfolios and more than 380,000 share classes worldwide. The Morningstar Quantitative Rating employs machine learning to infer patterns from the way Morningstar’s manager research analysts assign ratings to funds and then applies those learnings to rate funds that the analysts don’t cover. This analysis augments other quantitative ratings and analytics, such as the Morningstar Rating for funds (the “star rating”), which ranks managed investment strategies such as mutual funds based on their past risk-adjusted performance versus peers. We also publish qualitative research and ratings on state-sponsored college-savings plans, target-date funds, and health-savings accounts.

In addition, the Morningstar Style Box visually depicts a strategy’s underlying investment style, making it easier to compare investments and build portfolios. The star rating and style box have become important tools that millions of investors and advisors use in making investment decisions.

We also offer the Morningstar Sustainability Rating, Low Carbon Risk Designation, Morningstar ESG Commitment Level, and Sustainability Summary to help investors evaluate funds based on ESG factors.

As of December 31, 2022, we had more than 145 manager research analysts and other researchers globally, including teams in North America, Europe, Australia, and Asia.

Public and Private Company Research

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

PitchBook’s Institutional Research Group is a provider of investment strategy, fund performance and industry research. The group leverages PitchBook’s proprietary data, such as valuations, deal multiples, and fund returns, to deliver analysis that allows clients to quickly gauge trends, price transactions, assess risks and identify notable company sets in the private capital markets. As of December 31, 2022, the team provides coverage of the private equity, venture capital, real assets, leveraged loan, high-yield bond, and private credit asset classes. PitchBook also provides full-time analyst coverage of emerging technology industries, delivering comprehensive assessments of disruptive sectors to help clients better segment and size markets, understand company and investor landscapes, evaluate opportunities, and develop conviction around the growth trajectories of emerging industries.

As of December 31, 2022, we had 130 public equity researchers and more than 35 private markets researchers globally, making us one of the largest providers of independent equity research. In addition to our analyst-driven coverage, we provide quantitative ratings and reports for approximately 58,000 publicly traded companies across Morningstar's solutions and cover 3.5 million privately-held companies through the PitchBook Platform.

Credit ratings

DBRS Morningstar provides global credit ratings as the world’s fourth largest credit rating agency. We rate more than 4,000 issuers and 60,000 securities worldwide, providing independent credit ratings for financial institutions, corporate and sovereign entities, and structured finance products and instruments. Our goal is to bring more clarity, diversity, and responsiveness to the ratings process. Our approach and size provide the agility to respond to customers’ needs with the necessary expertise and resources.

As of December 31, 2022, we had more than 565 credit rating analysts and analytical support staff based in the United States (U.S.), Canada, the United Kingdom, Europe, and India.

ESG ratings

Morningstar Sustainalytics’ ESG Risk Ratings empower investors by providing them with the tools to assess financially material ESG risks that could affect the long-term performance of their investments at the security, fund, and portfolio levels. The ratings introduce a single measurement unit to assess ESG risks across 20 different material ESG issues (MEIs). Unlike other ESG ratings that are based on a relative, best-in-class approach, Sustainalytics’ ESG Risk Ratings provide a powerful signal of a company’s absolute ESG risk that is comparable across peers and sub-industries while allowing for aggregation at the portfolio level. As of December 31, 2022, we rated more than 20,000 companies worldwide, and offered more than 13,000 ESG Risk Ratings free to the public so that any investor can benefit from our research.

As of December 31, 2022, we employed more than 885 ESG research professionals based in the U.S., Canada, Europe, and Asia.

Our People

At Morningstar, our people are our most important asset. We are committed to fostering an environment where the people who power our mission know their ideas are welcome, their voices are heard, and their contributions are rewarded.

Our human capital management efforts are directly managed by our Talent and Culture department with oversight from our CEO and Board of Directors. The Compensation Committee of our Board of Directors approves incentive plan design and performance goals and reviews emerging compensation policies, practices, and potential risks. In addition, human capital management efforts are implemented by leaders across the company. Led by our CEO, Chief Talent and Culture Officer, and a Diversity, Equity, and Inclusion (DEI) steering committee, we embed DEI goals into each business unit and functional area. This reflects our commitment to improve representation and inclusion metrics across all areas of our business.

As of December 31, 2022, we had 12,224 permanent, full-time employees around the world. Approximately 39% of our employees work in India, 28% in the U.S., 10% in Continental Europe, 7% in Canada, 6% in China, 6% in the United Kingdom, and the remainder in Australia, Asia, and other regions.

Diversity, Equity, and Inclusion

We believe that diverse teams make better decisions, and we contend that a combination of different backgrounds, beliefs, and experiences makes Morningstar a stronger organization. As a global employer, our goal is to build an inclusive environment that encourages open dialogue and unique perspectives, creativity, and innovation, as we believe this leads to better business outcomes. We are doing this with clear objectives, education, and data-driven recruiting, hiring, retention, and employee experience programs.

As of December 31, 2022, approximately 41% of our employees are female. As of the same date, 50% of our board of directors are female. In the U.S., our employee population identifies as approximately 66% White, 22% Asian, 5% Hispanic, 4% Black, and 3% Mixed Race and Other.

To ensure equity in compensation throughout our organization, Morningstar conducts a pay equity study twice annually and adjusts employee compensation as needed. In our most recent pay examination, we expanded our pay equity study to include employees at PitchBook and Morningstar Sustainalytics.

Morningstar’s adjusted pay gap tracks equal pay for equal work. It examines a group of employees performing substantially similar work and looks for pay practices that result in lower pay for the measured peer group. In our latest adjusted pay gap analysis, we found that, overall, women are paid 98.8% of what men are paid, and U.S. underrepresented minorities are paid 99.1% of what the U.S. majority groups are paid. Employees who were identified through this examination received a pay increase, separate from their ordinary course annual compensation consideration, as part of our October 1, 2022 pay cycle.

For additional breakdowns on our diverse representation by organizational level and functional areas, as well as more details on Morningstar’s pay equity program, see details in Morningstar’s 2022 Enterprise Sustainability Report.

Employee Engagement

Morningstar understands the value in hearing directly from our colleagues and offering platforms for open communication. We encourage colleagues to voice their opinions and use employee feedback to enhance our efforts. In recent years, we’ve built robust feedback mechanisms to measure employee engagement, including measurements of satisfaction, intent to stay, discretionary effort, and employee enablement. We do so through quarterly surveys, exit surveys, third-party surveys, in-person and digital focus groups, and tracking of turnover and advancement data. In 2022, Morningstar's average turnover for all permanent employees globally was 18.9% compared to 18.5% in 2021, reflecting the continued global trend of workers rethinking their expectations of work. Even in times of labor market upheaval, year-over-year data shows that our employees continue to respond favorably to questions on topics such as motivation, intent to stay, and overall satisfaction. Based on our internal quarterly measure in December 2022, Morningstar’s overall engagement score remained consistent at 80% compared to 81% in 2021.

Morningstar believes that an attractive benefits and total rewards package, which includes a voluntary equity ownership program, promotes employee engagement by supporting the financial, emotional, and physical well-being of our employees. We're also proud of our global sabbatical program, which provides additional sabbatical leave after every four years of service. The additional leave varies between two and six weeks in duration depending on office location and local legal parameters.

Professional Growth

Morningstar offers a variety of educational and career development programs to ensure ongoing growth opportunities for all colleagues. Our goal is to provide an impactful and consistent set of development experiences for colleagues at all levels, in all relevant job fields, and in all locations across the company. Notably, we offer our employees annual educational stipends to spend on their choice of professional development activities, while also providing financial support for continuing education and the pursuit of professional certifications.

We also offer programs for employee learning and growth. The Morningstar Development Program is the primary entry point to Morningstar for recent college graduates. Through this program, we place these new hires into many different entry roles and offer the flexibility to explore and learn through guided placements into subsequent roles, apprenticeships, and mentoring. In 2022, based on the success of the Morningstar Development Program in Chicago, we expanded the program to New York, Toronto, and Mumbai, significantly increasing the number of participants. For those further along in their career, Morningstar provides a focused learning journey for leaders and managers. Our Advancing Leaders Program curates learning modules designed around leadership competencies that we look to develop in existing and aspiring leaders throughout the organization.

Our Strategy

Our strategy is to deliver insights and experiences that make us essential to investor workflow. Proprietary data sets, meaningful analytics, independent research, and effective investment strategies are at the core of the powerful digital solutions that investors across our client segments rely on. We have a keen focus on innovation across data, research, product, and delivery so that we can effectively cater to the evolving needs and expectations of investors globally.

We execute our strategy through four connected elements: our values, our work, our clients, and our brand. The interaction between these four elements has enabled Morningstar to establish a position in the industry that is differentiated from our competition. We believe that our intangible assets, including the strength of our brand and our unique intellectual property, are difficult for competitors to replicate. Additionally, we strive to ensure our customers receive demonstrable value from our solutions making them reluctant to undertake the cost of switching to other providers.

We are focused on the following four strategic priorities:

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
•Optimizing our advisor platform and service position by driving innovation and delivering exceptional investment solutions—including sustainable options—to advisors, facilitating great outcomes for the clients they serve around the world.
•Providing regulatory and compliance solutions for the wealth, buy-side, and asset management segments.
•Pursuing actionable information and developing workflow tools to serve core use cases of identifying private market investment opportunities, raising capital, valuing companies and investments, and buying/selling a company.

Establish a leading ESG position across each business area

With Sustainalytics as part of the Morningstar business, we are positioned to successfully offer ESG solutions across the investing landscape, which is a pivotal part of our long-term strategy. We remain focused on the growth of Morningstar Sustainalytics and its ESG ratings, while prioritizing ESG integration across all areas of our business to empower investors with ESG research, solutions, and tools to inform their investment choices. This includes:
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

Drive operational excellence and scalability to support growth targets

Morningstar has grown significantly in the last few years, and as we have continued to focus on growth in 2022 and beyond, we are emphasizing execution and scalability in our operations, processes, and technology. This includes:
•Creating a secure, robust, and scalable infrastructure that leverages advanced technology in our data, research, and product quality and delivery efforts.
•Scaling the demand generation function across Morningstar and driving transformation in global sales, customer success, and customer support functions to improve sales effectiveness.
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

Build an inclusive culture that drives exceptional talent engagement and development

Morningstar is committed to investing in talent and building a culture that realizes our DEI goals. We are successful because of our team, and building an inclusive culture is of one of our top priorities. We are committed to cultivating a diverse culture that maximizes talent and drives innovation. Our DEI initiatives are embedded in all areas of our business. This includes:

•Emphasizing employee engagement and education by providing inclusive leadership training to all managers and hosting conferences and speaker series to generate DEI awareness for all employees.
•Improving talent acquisition processes by forming strategic partnerships, focused campus recruiting and enhanced interview processes.
•Creating company-wide transparency on DEI metrics with employee dashboards and ongoing reviews with leadership.

Major Customer Groups

Given our strategy and core capabilities discussed above, we focus on six primary customer groups:
•Advisors (including independent financial advisors and those affiliated with Registered Investment Advisors (RIAs), broker/dealers or other intermediaries).
•Asset management (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients).
•Fixed-income security issuers and arrangers.
•Private market/venture capital investors.
•Workplace/retirement (including retirement plan providers, advisors, and sponsors).
•Individual investors.

Advisors

Financial advisors work with individual investors to help them reach their financial goals. This customer group includes independent advisors at RIA firms, advisors affiliated with independent broker/dealers, dually registered advisors, and “captive” advisors who are employees of a broker/dealer. These broker/dealers include wirehouses, regional broker/dealers, and banks. The advisor landscape is broad in both the U.S. and in other parts of the world where we focus. Our largest market is the U.S., where Cerulli Associates estimated in 2021 that there would be more than 294,000 financial advisors by the end of 2022.

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

In the U.S. and the U.K. we are building comprehensive wealth platforms for financial advisors that expand the range of services we offer to help them with to all aspects of their daily workflow needs, including investment decision-making, portfolio construction, client monitoring and reporting, practice management, portfolio rebalancing that connects with custodial and trading interfaces, and financial planning. Because advisors are increasingly outsourcing investment management, we're continuing to enhance Morningstar Managed Portfolios to help advisors save time and reduce compliance risk.

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

The key products we offer for asset management firms include Morningstar Direct, Morningstar Data, and Morningstar Indexes. For the buy side, key products areas include Morningstar Research, DBRS Morningstar, Morningstar Data, Morningstar Direct, and Morningstar Sustainalytics.

Fixed income security issuers, arrangers, and investors

DBRS Morningstar typically issues credit ratings in response to requests from issuers, intermediaries, or investors. DBRS Morningstar credit ratings are requested for corporate short and long-term fixed income obligations, sovereign debt, single project financings and structured finance programs, including securitization of receivables, such as auto loans, credit cards, residential real estate loans and commercial real estate loans. In addition, claims-paying-ability credit ratings are issued for life, covering property/casualty, financial guaranty, title, and mortgage insurance companies.

We estimate that the global ratings market totaled $10 billion as of year-end 2021, representing a 6.3% compound annual growth rate over the prior decade. In 2022, global issuance fell sharply due to uncertainty related to the macroeconomic environment and the future path of interest rates. We estimate that the global ratings market totaled roughly $7.7 billion as of year-end 2022 and the 10-year compound annual growth rate declined to 2.1%. As the macroeconomic environment stabilizes we expect a return to higher long-term growth rates, supported by various secular trends.

Credit markets continue to evolve with companies using structured products as a key avenue for raising capital. Overall demand for structured products by institutional investors, including banks in the U.S. and Europe, remains high.

As of December 31, 2022, we provided ratings for more than 4,000 issuers of debt.

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

As of December 31, 2022, we served over 10,100 clients, including investment and research firms, venture capital and private equity firms, investment banks, limited partners, lenders, law firms, and accounting firms. We also served corporate development teams at firms across industry sectors.

Workplace/retirement

In the U.S., 401(k) and other types of defined-contribution (DC) retirement plans are the dominant retirement savings vehicle offered by employers. According to the Investment Company Institute, there were $8.9 trillion in assets in DC plans at end of the third quarter of 2022, compared to $3.0 trillion in private-sector defined benefit (DB) plans and $7.2 trillion in government DB plans.

Our solutions are designed to help improve the DC retirement system by offering highly personalized savings and investment advice at the employee level, scalable investment and risk mitigation services at the plan and advisor level, and industry research at the policy and institutional level. Currently, our focus is the U.S. market, because it continues to demonstrate healthy growth, and because many of our solutions are not easily adapted to foreign markets due to significant differences in regulatory frameworks that govern retirement saving and investing.

Our core retirement products (managed retirement accounts, fiduciary services, and custom models) primarily reach individual investors through employers (plan sponsors) that offer DC plans for their employees. As of December 31, 2022, we served 89 retirement service providers, broker dealers, asset managers, plan sponsors and RIAs, representing about 323,300 retirement plans.

Historically we have worked with retirement plan recordkeepers to deliver our services. However, in recent years, we have expanded our distribution network to include retirement plan advisors and asset managers and currently offer a suite of advisor-focused services. Those include Morningstar Plan Advantage, a practice-management platform; advisor managed accounts, a variation of our managed accounts service that enables advisors and asset managers to incorporate their firm’s investment allocation philosophies and branding; and personal target-date funds, a service that enables employees in a retirement plan to receive a blended target-date fund based on their personal information.

Individual investors

We offer tools and content for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. A Gallup survey released in 2022 found that approximately 58% of individuals in the U.S. invest in the stock market either directly, through mutual funds, or self-directed retirement plans. We design products for individual investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing or want to validate the advice they receive from brokers or financial advisors.

We offer three products for individual investors. Our largest based on engagement is our investing media site Morningstar.com, which offers data, editorial and research content available for free to registered customers and visitors. Our second product is Morningstar Investor (Morningstar Premium outside of the U.S. and Australia), which provides access to Morningstar’s research, advanced screening tools and portfolio management tools. The third product is a set of investment newsletters based on different investment types and investing strategies.

Revenue Types

We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time. License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Morningstar Sustainalytics, and other similar products. Licensed-based revenue represented 71.2% of our 2022 consolidated revenue compared to 66.6% in 2021 and 67.3% in 2020.

Asset-based: We charge basis points and other fees for assets under management or advisement. Our Investment Management, Workplace Solutions, and Morningstar Indexes products are categorized as asset-based revenue. Asset-based revenue represented 14.4% of our 2022 consolidated revenue compared to 15.6% in 2021 and 16.1% in 2020.

Transaction-based: Credit ratings and ad sales on Morningstar.com comprise the majority of the products that are transactional, or one-time, in nature, versus the recurring revenue streams represented by our licensed and asset-based products. Transaction-based revenue represented 14.4% of our 2022 consolidated revenue compared to 17.8% in 2021 and 16.6% in 2020.

Major Products and Services

The section below describes our top five products by 2022 revenue and some of our other key products and services.

PitchBook

PitchBook's main product is the PitchBook Platform, an all-in-one web-hosted solution for investment and research professionals, including venture capital and private equity firms, corporate development teams, investment banks, limited partners, lenders, law firms, and accounting firms. Clients rely on us for a central, easy-to-use platform that provides access to the broadest and most powerful collection of data and research covering the private capital markets, including venture capital, private equity, and M&A activities. To accommodate our clients' diverse needs, the platform offers company profiles for both private and public companies, advanced search functionality, and other features that help to optimize workflow by surfacing relevant information and insights. Our clients source deals, raise funds, build buyer lists, create benchmarks, and network with the PitchBook Platform. PitchBook also offers a mobile application, CRM integrations, an Excel plug-in, data feeds, and flexible, à la carte data solutions that allow clients to access a variety of data points on demand.

In 2022, PitchBook continued to make significant investments in data sets and product capabilities, all focused on offering a comprehensive, fast, and intuitive platform experience for our clients. PitchBook’s most significant investment in 2022 came with Morningstar’s acquisition of Leveraged Commentary & Data (LCD). LCD is the industry standard for leveraged loan and high-yield bond data, news, analysis, and indexes, providing coverage across the full lifecycle of loans. PitchBook continues to integrate LCD data into its platform, providing critical datasets for participants across the debt markets.

At the same time, we continued to expand our core datasets across global venture capital, private equity, and M&A. During the year, we focused our efforts on increasing the number of companies and funds under coverage in the Europe, Middle East, and Africa (EMEA) and Asia-Pacific regions as well expanding alternative asset class data sets including real assets and hedge funds. PitchBook also integrated data sets that enable biotech and pharmaceutical investors and business professionals to track the progress of clinical trials. Notable product releases included Portfolio Forecasting, a tool that enables limited partners to accurately and efficiently manage cash flow, pace commitments, and hit allocation targets directly within the PitchBook platform.

Finally, PitchBook Institutional Research Group (PIRG) continued to expand the scope of its coverage during 2022. PIRG added full-time analyst coverage of several new industries including Carbon and Emissions Technology, e-Commerce, and Healthcare Services, among others. The group also added ESG research capabilities and expanded analyst coverage of the leveraged loans, high-yield bond, and private credit markets with the acquisition of LCD.

Pricing for the PitchBook Platform is based on the number of seats, with standard base license fees per user and customized prices for large enterprises, boutiques, and startup firms.

In 2022, PitchBook’s largest markets were North America and EMEA. PitchBook's main competitors are CB Insights, Preqin, and S&P Capital IQ.

PitchBook is our largest product area based on revenue and comprised 21.8%, 17.1%, and 14.5% of our consolidated revenue in 2022, 2021, and 2020, respectively. Reported and organic results exclude contributions from the LCD acquisition in 2022. In 2022, we estimate that our annual revenue renewal rate for PitchBook was approximately 121% versus 127% in 2021.

PitchBook had 94,628 licensed users worldwide as of December 31, 2022.

Morningstar Data

Our licensed data gives asset managers, redistributors, and wealth managers independent, comprehensive, and timely data and research they can use to empower investor success. Our offering spans managed investments (including mutual funds, ETFs, separate accounts, collective investment trusts, and model portfolios), equities, and fixed income securities and is available globally.

We are well-known for enriching managed investment raw data with research-driven intellectual property, resulting in proprietary statistics, such as the Morningstar Category, Morningstar Style Box, and Morningstar Rating, which we distribute through licensed data feeds. We also offer a wide range of other data sets, including information on investment performance, risk analytics, full historical portfolio holdings, operations data (such as managed investments’ fees and expenses), cash flows, financial statement data, consolidated industry statistics, and investment ownership.

Clients license Morningstar Data to build transparent products and services that all investors, from those just starting out to sophisticated and high net worth individuals, can easily understand and use to reach their investing goals. Morningstar Data is used to serve retail investors and their intermediaries, supporting a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. Demand for Morningstar Data has increased as clients build digital solutions, prepare for regulatory requirements, and incorporate automation, artificial intelligence, machine learning, and other forms of data analytics into their workflows. We’re committed to covering our clients’ whole portfolios, and offering the data they need to make informed investment decisions.

Our goal is to offer our clients data that’s available quickly and in the most appropriate format to meet their workflow. Our data feeds enable our clients to discover the data that they need, and to schedule delivery in S3, FTP, CSV, XML, JSON, Text, and TSV output formats. We provide access to Morningstar Data utilizing an application programming interface (API) format to download and process large data files.

The Morningstar Data team applies emerging methods in artificial intelligence to regression, classification, deep learning, natural language processing, and optical character recognition to extract data from structured and unstructured content. The Morningstar Data team uses a "human in the loop" approach where machine inferences are presented to a data analyst for validation. Validated data is published in Morningstar products and used to retrain and continuously improve the Morningstar Data team's machine learning models. This approach enables Morningstar to produce data faster without compromising the quality of data that our clients use in making sound investment decisions.

In 2022, we built on our commitment to cover the whole investor portfolio. We expanded our coverage of public equities and fixed-income securities, while adding fixed-income analytics to deliver global reference data and evaluated prices for corporate and sovereign bonds. Within managed investment data, we added to existing coverage of 529 plan portfolios, collective investment trusts (CITs), and model portfolios. During the year, we also launched a U.K. Managed Portfolio database, which standardized portfolio data allowing for better like-for-like competitive analysis, distribution to advisors, and reporting to clients. Finally, we introduced new regulatory data solutions in response to global investor protection, capital adequacy and sustainability regulations, as well as new data management solutions to support our asset management and wealth management clients by driving connectivity across their business functions.

Pricing is based on the number of investment vehicles, the amount of information provided for each security, the frequency of updates, the method of delivery, the size of the licensing firm, the level of distribution, and the intended use by the client, otherwise known as the “use-case.”

In 2022, Morningstar Data’s largest markets were North America and EMEA.

Our main global competitors for mutual fund data include Refinitiv and FE fundinfo. We also compete against smaller players that focus on local or regional information.

For market and equity data, we primarily compete with FactSet, S&P Global, ICE Data Services, Bloomberg, and Refinitiv.

Morningstar Data is our second-largest product area based on revenue and accounted for 13.6%, 14.3%, and 15.5% of our consolidated revenue in 2022, 2021, and 2020, respectively. We estimate that the annual revenue renewal rate for Morningstar Data was approximately 104% in 2022 versus 100% in 2021.

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

Credit ratings are forward-looking opinions on credit risk that reflect the creditworthiness of a company or fixed-income security. They are determined within the framework of a ratings committee that represents a collective assessment of DBRS Morningstar’s opinion rather than the opinion of an individual analyst. These credit ratings are based on information that incorporates both global and local considerations and the use of approved methodologies and are determined in compliance with policies and procedures designed to avoid or manage conflicts of interest. DBRS Morningstar’s credit rating methodologies are publicly available and support the objectivity and integrity of the credit rating process. DBRS Morningstar also offers a micro-website dedicated to ESG factors deemed relevant to credit ratings analysis.

In addition to ratings and research opinions, DBRS Morningstar also offers data products derived from its ratings activities and analytical tools. These include ratings data feeds that can be integrated into companies’ internal databases, web-based research, and analytical tools.

In 2021, Morningstar expanded the way it interacts with issuers and investors by launching a new credit solution provider, Morningstar Credit Information and Analytics (MCIA), that is separate from DBRS Morningstar and offers credit products and services beyond credit ratings. DealView, a commercial mortgage-bond monitoring service, is the main product sold by MCIA. In 2022, MCIA continued to work on developing modular credit information products that leverage our credit expertise and embed in the workflows of internal and external customers, along with an initiative to develop a unified commercial real estate product with a strategic partner.

In 2022, DBRS Morningstar's largest markets by revenue were the United States, followed by Canada and EMEA.

DBRS Morningstar competes with several other firms, including Fitch, Kroll Bond Ratings, Moody’s, and S&P Global Ratings.

DBRS Morningstar is our third-largest product area based on revenue and accounted for 12.7%, 16.0%, and 14.9% of our consolidated revenue in 2022, 2021, and 2020, respectively.

For 2022, we estimate that transaction-based fees comprised 58% of DBRS Morningstar's revenue; the remainder can be classified as transaction-related, or revenue generated by annual fees tied to surveillance, research, and other services.

Morningstar Direct

Morningstar Direct is an investment-analysis platform that delivers rich data and analytics across asset classes, built on Morningstar's global database of both registered and non-registered securities, as well as data from third-party providers. Users can create advanced performance comparisons and in-depth analysis of an investment's underlying investment style, as well as custom-branded reports and presentations. Morningstar Direct helps equity and multi-asset strategy asset managers with market research, product positioning, competitive analysis, and distribution strategies, whereas wealth managers predominately use the tool to assist with manager research, fund selection, and the construction, monitoring, and distribution of model portfolios. Morningstar Direct is built on everything that makes Morningstar special: data and research, ratings, analytics, design, and a mission of empowering investor success.

Morningstar Direct is a Windows desktop application that is installed locally on users’ computers. The Direct desktop application connects over the internet to databases and application servers hosted primarily in Morningstar data centers, with some use of cloud (AWS) infrastructure. A large portion of Morningstar Direct’s features and functionality are delivered using modern web components and frameworks delivered within the legacy application.

In 2022, Morningstar Direct continued to execute against a product strategy centered around removing barriers to our clients’ success, surfacing research within the product that enables users to take their next step faster, and expanding the data breadth and depth to more vehicle types. The team is dedicated to improving the user experience from the inside out by making innovative solutions within the platform even more accessible.

During the year, we introduced the flexibility to allow clients to create their own performance reporting feeds using Morningstar Direct as a delivery mechanism, streamlining the workflow for clients using Morningstar Direct’s robust performance reporting capabilities to better understand the competitive landscape. We also continued to enrich and expand Analytics Lab, a data analytics platform introduced in 2021 that integrates Jupyter Notebooks, an open-source technology, with Morningstar’s proprietary data, research, and investment and portfolio objects. Throughout 2022, we launched more than 20 new notebooks, all with the goal of helping clients answer the questions we know they are asking faster than ever before.

Morningstar Direct also released two hubs which act as a central repository of research and tools related to a specific topic that lives inside the platform, connecting disparate areas together, so users don’t have to navigate across multiple menus and modules to get everything they need for a given workflow. These two hubs are dedicated to Sustainability and Portfolios, allowing our users to access education and research content, and then seamlessly shift into an analytical workstream.

Lastly, we continue to expand portfolio level data within Morningstar Direct, enriching our data coverage across fixed income, ETFs, ESG, model portfolios, and alternatives to reflect investors' more complex and dynamic strategies.

Pricing for Morningstar Direct is based on the number of licenses purchased. We have simplified our licensing model to eliminate charges for add-on features to maximize our customer experience and allow users to extract more value from our products.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research System’s Cognity and SPAR, Zephyr, Strategic Insight’s Simfund, and Refinitiv’s Eikon. Morningstar Direct's primary markets are North America and EMEA.

Morningstar Direct is our fourth-largest product based on revenue and accounted for 9.9%, 10.2%, and 11.4% of our consolidated revenue in 2022, 2021, and 2020, respectively. We estimate that our annual revenue renewal rate for Morningstar Direct in 2022 was approximately 99% versus 97% in 2021.

Morningstar Direct had 18,421 licensed users worldwide as of December 31, 2022.

Investment Management

Investment Management’s flagship offering is Morningstar® Managed PortfoliosSM, an advisor service consisting of model portfolios designed for fee-based independent financial advisors. Our core markets are the U.S., U.K., South Africa, Australia, and India. We target like-minded advisors that hire us to manage a substantial portion of their client’s assets the Morningstar way—putting investors first, keeping costs low, and investing for the long-term. We build our multi-asset strategies using mutual funds, ETFs, and individual securities, and tailor them to meet specific investment time horizons, risk levels, and projected outcomes. In 2022, flows exceeded $350 million across our Managed Portfolios.

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

In 2022, Morningstar acquired Praemium’s U.K. and international wealth management platform business. Praemium offers proprietary, friction-free, SaaS-based technology and services that allow fee-based advisors to outsource key elements of the advice workflow. The platform enables us to expand our wealth management platform capabilities internationally beyond the U.S.

We continued to enhance the advisor and client experience on our TAMP, augmenting customer support with a digital self-service help center, document submission, and case tracking center. In 2022 we launched direct indexing capabilities through the TAMP allowing advisors to work with clients to personalize index portfolios to address individual preferences and tax management needs, as part of our ongoing strategy to build a comprehensive Wealth platform leveraging capabilities from across Morningstar.

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

For Morningstar Managed Portfolios offered through our TAMP, our primary competitors are AssetMark, Orion/Brinker Capital, and SEI Investments. Our primary strategist offering competitors are Blackrock, Russell, and Vanguard in the U.S., and we face competition from Financial Express and Tatton in EMEA, and Blackrock, Dimensional, and Vanguard in Australia. We also compete with in-house research teams at independent broker/dealers who build proprietary portfolios for use on brokerage firm platforms, as well other registered investment advisors that provide investment strategies or models on these platforms.

Morningstar Investment Management is our fifth-largest product area based on revenue and comprised 6.3%, 7.4%, and 8.5% of our consolidated revenue in 2022, 2021, and 2020, respectively.

Morningstar Managed Portfolios Assets under Management/Advisement ($bil)

41.7
48.6
28.6*
32.4
32.6**
2018
2019
2020
2021
2022

* The decline in Morningstar Managed Portfolios assets was largely attributed to a client contract change from a variable to fixed-fee arrangement. Excluding the assets from this client contract in the prior-year period, assets in Morningstar Managed Portfolios increased 1.8%.

** Includes $4.4 billion of assets related to the acquisition of Praemium's U.K. and international business in the second quarter. Excluding Praemium, assets in Morningstar Managed Portfolios would have declined 13.0% compared with the prior year, reflecting the broad decline in global markets.

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

With our custom models, we offer two different services. We work with retirement plan record-keepers to design scalable solutions for their investment lineups, including target maturity models and risk-based models. We also provide custom model services direct to large plan sponsors, creating target date funds that are customized around a plan’s participant demographics and investment menus. For custom models, we often compete with retirement plan consultants. We also serve as a non-discretionary subadvisor and index provider for the Morningstar Lifetime Allocation Funds, a series of target-date CITs offered by Benefit Trust to retirement plan sponsors. Retirement plan sponsors can select a conservative, moderate, or growth version of the glide path for the funds based on the needs of participants in the plan. For the Lifetime Allocation Funds, we compete with other providers of target-date funds.

In 2022, we added 250 plans and 11,500 participants across the 16 RIAs and one asset manager on our advisor managed accounts network. We also onboarded one of the nation’s largest retirement plans onto our managed accounts platform; developed a personal target-date fund service that can blend target-date vintages to provide a more customized asset allocation for a participant; and launched the Morningstar Center for Retirement and Policy Studies, which is tasked with helping the industry make better public policy, plan design, and product decisions.

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

Morningstar Sustainalytics

Morningstar Sustainalytics provides ESG data, research, analysis, and insights to institutional investors globally, covering equity, fixed income, and sovereign asset classes. Its flagship ESG Risk Ratings also underpin Morningstar’s Sustainability Fund Ratings for mutual funds and ETFs, multiple investable indexes, and numerous investment platforms. Morningstar Sustainalytics also serves issuers and banking institutions through its corporate solutions unit and is notably the world’s largest provider of green bond Second Party Opinions.

In 2022, Morningstar Sustainalytics expanded its EU Action Plan Solutions to enable clients to comply with the increased reporting requirements created by European regulators. The EU Action Plan, first laid out in 2018, is a sweeping regulation with multiple components that aims to direct private capital towards sustainable investments. To help investors fulfill their EU Action Plan requirements, we expanded our Principle Adverse Indicator (PAI) data set to cover 13,000 companies, and we launched our Sustainable Finance Disclosure Regulation (SFDR) PAI Portfolio Reporting Solution. In addition, we expanded our EU Taxonomy Solution research, which now includes coverage on more than 10,500 companies. With reporting central to compliance requirements, we also released our EU Taxonomy Portfolio Reports, which are designed to help clients identify and understand the portions of their portfolios which are both eligible and aligned to the Taxonomy.

During the year, additional new product launches included Physical Climate Risk Metrics, a data product that enables investors to assess the potential risks companies face as a result of physical hazards brought about by climate change. We also incorporated Impact Metrics into Morningstar’s various software platforms. Impact Metrics support institutional investors’ diverse ESG investing activities, from selecting companies with desired social or environmental impacts to reporting on company or fund-level impact to product creation.

Finally, Morningstar Sustainalytics expanded our ratings coverage universe by approximately 30% to cover more than 16,300 analyst-based ESG Risk Ratings, spanning public equity, fixed-income, and privately held companies. The expanded research universe covers more Chinese companies listed in Shanghai and Shenzhen, which figure prominently in emerging-market indices.

Morningstar Sustainalytics operates on a subscription-based pricing model for its ESG research products, which supports a recurring revenue model. The corporate solutions unit deploys a model that combines one-time revenue with subscription-based recurring licensing revenue.

In 2022, Morningstar Sustainalytics' largest markets were EMEA and North America.

Major competitors for Morningstar Sustainalytics include MSCI, FTSE Russell, Institutional Shareholder Services (ISS), S&P Global, Moody's, and Federated Hermes. While the traditional ESG research market continues to aggressively consolidate, we expect that the market will continue to evolve as new entrants emerge and investors acquire ESG data from new distributors (for example, directly from stock exchanges). Large asset managers like BlackRock, State Street, UBS, and JP Morgan are also investing heavily to build in-house ESG capabilities and sustainable investing products. New technologies, specifically those that employ artificial intelligence, are facilitating these trends by accelerating the sourcing and use of unstructured ESG data.

We estimate that our annual revenue renewal rate for Morningstar Sustainalytics' license-based products was approximately 100% in 2022. In 2021, we did not calculate a revenue renewal rate for Morningstar Sustainalytics because that year included only six months of organic revenue contribution.

Morningstar Advisor Workstation

Morningstar Advisor Workstation is a web-based research, investment planning, and portfolio analysis platform that empowers financial professionals to build trusted client relationships through personalized investment advice. It is powered by Morningstar data, research, investor profiling tools, and robust portfolio analytics. The software is typically sold through an enterprise contract and is primarily for retail advisors due to its strong ties and integrations with home-office applications and processes and a library of Financial Industry Regulatory Authority (FINRA)-reviewed reports for compliance needs. It allows advisors to build and maintain a client portfolio database that can be fully integrated with the home-office firm's back-office technology and resources. This helps advisors present and clearly illustrate their portfolio investment strategies and show the value of their advice.

In 2022, we enhanced our investment planning tools with new capabilities to help advisors offer personalized investment advice to their clients. Upgrades to the Morningstar Risk Ecosystem now enable “remote risk profiling,” making it easier for advisors to capture and integrate each client’s specific situation into investment proposals. Moreover, we launched a new Risk Comfort Range that clearly shows how investment proposals align to a client's long-term willingness to take risk. Finally, we added a new portfolio optimization tool that enables advisors to capture each client's values and sustainability preferences and then incorporate them into investment plans.

To help advisors differentiate themselves to their clients with more specialized financial recommendations, we expanded our research library to include data, screening, and comparison tools for public models via the Model Exchange, and structured products and annuities through a collaboration with Luma Technologies. We also launched the App Hub in Advisor Workstation, a two-sided digital marketplace where clients can access third-party applications that connect into the platform. Furthermore, we integrated Morningstar Research Portal, which delivers a modernized suite of tools and visuals to help advisors show the value of their advice to investors.

Finally, we launched Scenario Builder to help our enterprise clients meet the evolving regulatory requirements of the new SEC Marketing Rule, which prohibits an advisor from presenting hypothetical performance unless specific conditions are met to address its potentially misleading nature. Evolved from the legacy Hypothetical Illustration Tool, Scenario Builder provides several new enterprise-level customizations, like the ability to set firm-wide fee structures and control over which hypothetical workflows their advisors can access. Scenario Builder is powerful tool that can be tailored to the custom compliance decisions unique to each enterprise.

Pricing for Morningstar Advisor Workstation for our enterprise clients varies based on the number of users, the number of research databases licensed, and level of functionality deployed. We charge fixed annual fees per licensed user for a base configuration of Morningstar Advisor Workstation, but pricing varies significantly based on the scope of the license. We also provide a three-tiered pricing model for individual subscribers who are not affiliated with an active enterprise client.

Morningstar Advisor Workstation is offered in the U.S. and Canada.

Competitors for Morningstar Advisor Workstation include AdvisoryWorld (LPL Financial), YCharts, Riskalyze, Orion, Broadridge, and CapIntel outside of the U.S. Occasionally, broker/dealers also decide to build their own internal tools and attempt to bring their advisors’ practice management tools in-house.

We estimate that our annual revenue renewal rate for Advisor Workstation for 2022 was approximately 89% versus 92% in 2021.

Morningstar.com

Our largest website, Morningstar.com, helps individual investors discover, evaluate, and monitor stocks, ETFs, and mutual funds; build and monitor portfolios; and monitor the markets. Revenue is generated from paid memberships for Morningstar Investor, Morningstar Premium and Internet advertising sales. Morningstar Investor is the successor to Morningstar Premium in the U.S. and Australia.

Our Morningstar Investor offering is focused on bringing clarity and confidence to investment decisions. Members have access to proprietary Morningstar research, ratings, data, and tools, including analyst reports, portfolio management tools (such as Portfolio X-Ray), and stock and fund screeners. We offer Investor and Premium memberships in Australia, Canada, Italy, the U.K., and the U.S.

Unlike many consumer-facing websites, Morningstar.com sells ad space directly to advertisers. This approach allows us to build meaningful relationships with our advertisers and helps us protect the integrity of our brand. In our experience, advertisers continue to support Morningstar.com because of our commitment to transparency and clarity.

In 2022, we continued to invest in the technology platform supporting Morningstar.com, which provides improved web performance, ranking in search engines, and cost savings in website maintenance. We also further developed our new individual investor digital portfolio management and research tool in Morningstar Investor. Individuals can now leverage the same account aggregation technology used by advisors (By All Accounts) to seamlessly match their investment holdings with our data and proprietary research content to help them better understand what they own across their full portfolio, find new investment ideas, and make more informed investment decisions.

We charge a monthly or annual subscription fee for Morningstar Investor and Morningstar Premium and an annual subscription fee for Morningstar Newsletters.

Morningstar.com primarily competes with trading platforms that concurrently offer research and investing advice, such as Fidelity, Schwab, and TD Ameritrade. Research sites, such as The Motley Fool, Seeking Alpha, and Zacks Investment Research, also compete with us for paid membership. In addition, free or “freemium” websites, such as Yahoo Finance and Dow Jones/Marketwatch are also competitors for some customers, The Wall Street Journal, Kiplinger, and TheStreet.com, all compete for the advertising dollars of entities wishing to reach an engaged audience of investors.

As of December 31, 2022, Morningstar.com had more than 108,000 paid Morningstar Investor members in the U.S. plus an additional roughly 13,700 Premium and Morningstar Investor members across other global markets.

Morningstar Indexes

Morningstar offers a broad range of market indexes that can be used as performance benchmarks and as the basis for investment products and other portfolio strategies for a wide range of retail and institutional investor clients. Drawing on Morningstar's deep intellectual property and focus on the end investor, our indexes track all major global regions and asset classes, including equity, fixed income, and multi-asset as well as private markets.

We believe investors today are looking for better value from their index provider. This means two things. First, broad market cap indexes for benchmarking purposes, arguably a commodity, should be of high quality but also inexpensive. Second, strategic beta indexes for investment strategies and market exposure, of growing importance to all investors, should be unique, research-driven and deliver better outcomes to investors. We are responding to this need by offering core beta benchmarks while delivering our Morningstar research and insights through unique and differentiated strategic beta indexes.

In 2022, Morningstar Indexes continued to grow its capabilities. The team made significant progress on building its in-house index calculation, expected to be completed in 2023 and drive significant benefits for clients and the business. Morningstar Indexes also completed the acquisition, integration, and rebranding of the LCD Leveraged Loan Indexes under the Morningstar Indexes umbrella. The team also expanded on its U.K. and EMEA-based product, client, and service organization, grew its ESG indexes in collaboration with Morningstar Sustainalytics, and worked with PitchBook to introduce the Morningstar PitchBook Global Unicorn Indexes, the first global benchmark series to provide daily tracking for the late-stage venture capital market.

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

In 2022, Morningstar Indexes' largest markets were North America and EMEA.

Major competitors for Morningstar Indexes include MSCI, FTSE Russell, S&P Dow Jones Indices (offered through S&P Global), and Bloomberg Indices.

Largest Customer

In 2022, our largest customer accounted for less than 3% of our consolidated revenue.

Acquisitions and Divestitures

Since our founding in 1984, we've supported our organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2022, we also completed 42 acquisitions to support our growth objectives. We acquired Aquantix in the first quarter of 2022. We acquired LCD and Praemium Portfolio Services Limited in the second quarter of 2022. We had no divestitures in 2022.

For more information about our acquisitions, refer to Note 8 of the Notes to our Consolidated Financial Statements.

International Operations

We conduct our business operations outside of the U.S. through wholly- or majority-owned subsidiaries located in each of the following 31 countries: Australia, Brazil, Canada, Cayman Islands, Chile, China, Cyprus, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Jersey, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Poland, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, UAE, and the U.K. See Note 6 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and assets from our business operations outside the U.S.

Intellectual Property and Other Proprietary Rights

We treat our brand name and logo, product names, databases and related content, software, technology, know-how, and the like as proprietary. We seek to protect this intellectual property through a combination of: (i) trademark, copyright, patent and trade secrets laws; (ii) licensing and nondisclosure agreements; and (iii) other security and related technical measures designed to restrict unauthorized access and use. For example, we generally provide our intellectual property to third parties using standard licensing agreements, which define the extent and duration of any third-party usage rights and provide for our continued ownership in any intellectual property furnished.

Because of the value of our brand name and logo, we generally seek to register one or both as trademarks in the relevant international classes in any jurisdiction in which we have business offices or significant operations. We registered the Morningstar name and/or logo in approximately 50 jurisdictions, including the EU. In some jurisdictions, we may also choose to register one or more product names.

“Morningstar” and the Morningstar logo are both registered marks of Morningstar in the U.S. The table below includes some of the trademarks and service marks referenced in this report:

Morningstar® Advisor WorkstationSM	Morningstar® Plan AdvantageSM
Morningstar Analyst RatingTM	Morningstar® Portfolio X-Ray®
Morningstar® ByAllAccounts®	Morningstar Rating™
Morningstar® Data	Morningstar® Retirement ManagerSM
Morningstar DirectSM	Morningstar Style Box™
Morningstar® Enterprise Components	Morningstar Sustainability Rating™
Morningstar® Indexes	Morningstar.com®
Morningstar® Managed PortfoliosSM	PitchBook®
Morningstar Market BarometerSM	DBRS®
Morningstar Office CloudSM	Morningstar Sustainalytics®

In addition to trademark registrations, we hold several U.S. patents, either directly or through our wholly-owned subsidiary, Morningstar Investment Management LLC. These patents include those for coordinate-based document processing/data entry, portfolio management analysis, lifetime asset allocation, and asset allocation with annuities.

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

Competitive Landscape

The economic and financial information industry includes a few large firms, as well as numerous smaller companies, including startup firms. Some of our main competitors include Bloomberg, S&P Global, Refinitiv, Moody's, and Fitch. These companies have financial resources that are significantly greater than ours. We also compete with a variety of other companies of varying sizes in specific areas of our business. We discuss some of the key competitors in each area in the Major Products and Services section of this report.

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

European Union

DBRS Morningstar´s credit rating entity in the European Union (EU), DBRS Ratings GmbH (located in Frankfurt, Germany), which together with its branches, DBRS Ratings GmbH Sucursal en España (located in Madrid, Spain) and DBRS Ratings GmbH, Branch India (located in Mumbai, India) is registered with, and regulated by the European Securities and Markets Authority (ESMA) as a credit rating agency. DBRS Ratings GmbH is registered to provide independent credit rating services in sovereign and public finance, structured finance, and corporate finance, including financial institutions, corporate credit issuers, and insurance undertakings. As a registered credit rating agency, DBRS Ratings GmbH is subject to certain requirements under Regulation (EC) No 1060/2009, as amended. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest.

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

Morningstar Sustainalytics

Morningstar Sustainalytics’ ESG research, ratings and data supports investors around the world with the development and implementation of investment strategies tied to ESG goals and priorities. Via its subsidiary GES International AB, Morningstar Sustainalytics has notified the Swedish Finansinspektionen under Section 3 of the Act on Proxy Advisors of its business activity as a proxy advisor in Sweden. Morningstar Sustainalytics UK Ltd. was added to the FCA’s list of Proxy Advisors in early 2022. These regulations require disclosure of information regarding the models and methodologies applied in the preparation of voting recommendations and certain governance information such as a code of conduct and conflicts of interest policies. Other Morningstar Sustainalytics products including second party opinions on green and sustainability linked bonds, ESG indexes, and the provision of ESG ratings and data have been the subject of proposed legislation. We continue to monitor these developments closely and will assess what modifications will be needed to Morningstar Sustainalytics' business model, operational processes, and corporate organization in the event potential regulation becomes operative. See the section “Regulatory Trends Affecting Our Business” for a further discussion of these developments.

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

Information about our Executive Officers

We have five executive officers. The table below summarizes information about each of these officers.

Name	Age	Position
Joe Mansueto	66	Executive Chairman and Chairman of the Board
Kunal Kapoor	47	Chief Executive Officer
Jason Dubinsky	49	Chief Financial Officer
Bevin Desmond	56	Chief Talent and Culture Officer
Danny Dunn	47	Chief Revenue Officer

Joe Mansueto

Joe Mansueto founded Morningstar in 1984 and became executive chairman in 2017. He has served as chairman of the board of directors from the company’s inception, and as chief executive officer from 1984 to 1996 and again from 2000 to 2016.

Under Mansueto’s leadership, Morningstar has been named twice to Fortune magazine’s “100 Best Companies to Work For” list, in 2011 and 2012. The Chicago Tribune recognized Morningstar as one of the top 100 workplaces in the Chicago area in 2010, 2011, and 2012, and Crain’s Chicago Business listed Morningstar in its Fast Fifty feature in 2007, 2008, 2009, and 2011. Morningstar won the 2010 AIGA Chicago Chapter Corporate Design Leadership Award, which recognizes forward-thinking organizations that have advanced design by promoting it as a meaningful business policy.

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

Before founding Morningstar, Mansueto was a securities analyst at Harris Associates. He holds a bachelor’s degree in business administration from the University of Chicago and a master’s degree in business administration from the University of Chicago Booth School of Business.

Kunal Kapoor

Kunal Kapoor, CFA, is chief executive officer of Morningstar. Before assuming his current role in 2017, he served as president, responsible for product development and innovation, sales and marketing, and driving strategic prioritization across the firm.

Since joining Morningstar in 1997 as a data analyst, Kapoor has held a variety of roles at the firm, including leadership positions in research and innovation. He served as director of mutual fund research and was part of the team that launched Morningstar Investment Services, Inc., before moving on to other roles including director of business strategy for international operations, and later, president and chief investment officer of Morningstar Investment Services. During his tenure, he also led Morningstar.com® and the firm’s data business as well as its global products and client solutions group.

Kapoor holds a bachelor’s degree in economics and environmental policy from Monmouth College and a master’s degree in business administration from the University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst® designation, is a member of the CFA Society of Chicago, and served on the board of PitchBook, prior to its acquisition by Morningstar in late 2016. Kapoor is also a member of the board of trustees of The Nature Conservancy in Illinois. In 2010, Crain’s Chicago Business named him to its annual 40 Under 40 class, a list that includes professionals from a variety of industries who are contributing to Chicago’s business, civic, and philanthropic landscape.

Jason Dubinsky

Jason Dubinsky is chief financial officer of Morningstar, responsible for controllership, tax, internal audit, financial planning and analysis, and investor relations.

Before joining Morningstar in 2017, Dubinsky served as senior vice president and chief financial officer of planning and central operations for Walgreens Boots Alliance, Inc. where he was responsible for accounting and shared service functions for Walgreens’ U.S. operations and led the FP&A function for the global business. Prior to this merger, he was Walgreens' vice president of finance and treasurer with responsibility for business unit finance, treasury operations, risk management, and investor relations. Before joining Walgreens in 2009, he served as vice president of investment banking at Goldman Sachs and Lehman Brothers, where he led mergers and acquisitions and corporate finance activity for clients across various industries.

Dubinsky holds a bachelor’s degree in business administration from the University of Michigan and a master’s degree in business administration from New York University’s Stern School of Business.

Bevin Desmond

Bevin Desmond is chief talent and culture officer, a role she has held since 2010. She is responsible for overseeing talent and culture for all of Morningstar’s global operations. She also oversees both quality and transformation as well as Morningstar's data and development centers. During 2022, Desmond announced her retirement to spend more time with her family, her last day of employment at Morningstar was January 31, 2023.

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

Danny Dunn

Danny Dunn is chief revenue officer for Morningstar. He is responsible for the firm’s global revenue and client-facing functions including global marketing, sales, client solutions, customer success, field operations, services and support.

Before joining Morningstar in 2016, Dunn was vice president of IBM’s Midwest enterprise unit. He was responsible for marketing, strategy, sales, channels, and customer service for the complete IBM portfolio, including Cloud, Software, Services, Systems, and IBM Credit, LLC in the region. Prior to that, he was the Chicago territory director for IBM and held numerous other sales leadership roles. Before joining IBM in 2007, he led sales, account management and client service at Neology, a software and technology services subsidiary of SmithBucklin Corporation.

Dunn holds a bachelor’s degree from the University of Vermont and a master’s degree in business administration, with concentrations in marketing, strategy, and managerial economics, from the Kellogg School of Management at Northwestern University.

Company Information

Morningstar, Inc. was incorporated in Illinois on May 16, 1984. Our corporate headquarters is located at 22 West Washington Street, Chicago, Illinois, 60602.

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

•Risks Related to Our Business and Industry
◦Failing to maintain and protect our brand, independence, and reputation may harm our business
◦Failing to innovate our product and service offerings or anticipate our clients’ changing needs may negatively affect our competitive position and business results
◦Prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy may impact our results
•Risks Related to Our Information Technology and Security
◦We could face significant reputational and financial consequences relating to cybersecurity and the protection of confidential information, including personal information about individuals
◦Our business, products and facilities are at risk of a number of material disruptive events, which our operational risk management and business continuity programs may not be adequate to address
◦We could face liability for the information and data we collect, store, use, create, and distribute or the reports and other documents we publish or that are produced by our software products
◦Failure to protect our intellectual property rights, or claims of intellectual property infringement against us, could harm our brand and ability to compete effectively
•Risks Related to Legal and Regulatory Matters
◦Compliance failures, regulatory action, or changes in laws applicable to our credit ratings operations, investment advisory, ESG and index businesses could adversely affect our business
◦Errors in our automated advisory tools may subject us to fiduciary liability for any losses that result
•Risks Related to Our Operations
◦Our future success depends on our ability to recruit, develop, and retain qualified employees
◦We may not realize the expected business or financial benefits of our acquisitions and investments
◦Supporting our growing domestic and international operations, employee headcount and customer base could strain our resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan
◦Today’s fragmented geopolitical, regulatory, and cultural world could adversely affect our ability to maintain growth across our businesses
◦As a global taxpayer, we face challenges due to increasing complexities in accounting for taxes (e.g., base erosion, minimum taxes, and tax transparency), which are high priorities in jurisdictions in which we operate and could materially affect our tax obligations and effective tax rate
•Risks Related to Ownership of Our Common Stock
◦Our indebtedness could adversely affect our cash flows and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly
◦The concentrated ownership position of Joe Mansueto could adversely affect our other shareholders
◦Fluctuations in our operating results may negatively affect our stock price
◦The future sale of shares of our common stock may negatively affect our stock price

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

We believe that the reputation of our company and our brand generally, as well as the perception of our research and ratings products and services, is based on the trust that users of our products and services have in our commitment to our mission of empowering investor success, our independence of editorial judgment, our insistence on methodological rigor, and our transparency concerning our processes. Any failure to uphold these commitments and standards and ensure that our customers have a consistently positive experience with us could damage our reputation.

Our ESG offerings often place Morningstar into the public debate over a variety of issues surrounding climate, environment, social concerns, and corporate governance. Our position as an independent enabler of investor choice may cause proponents of certain causes to question the adequacy, completeness and objectivity of our methodologies and models and of the data underlying them; the timing and nature of changes in our ratings or assessments and in other products, such as indexes, built on these ratings and assessments; the independence of our ratings determinations and editorial decisions and the influence of third parties, including governments and large institutional investors or asset owners, on such determinations or decisions; and our role in and influence upon various investment processes. Our position as a leading source of ESG research and opinions may also cause proponents of various causes to demand that we publicly take stands on a variety of controversial topics perceived by them as relevant to investor success or the evolving expectations of businesses but which we may believe we are unsuited or unprepared to address. New research and ratings offerings face a challenge to create objective, understandable methodologies in a rapidly developing field without widely accepted standards. Our methodologies generally are susceptible to potential claims of imprecision, empirical or methodological error, bias and puffery. We evaluate the potential impact of ESG factors on other companies and risk a claim of hypocrisy if we take or fail to take corporate actions that are or seem inconsistent with our own sustainability and corporate responsibility policies and practices, including publicly disclosed ESG and climate-related targets and goals. Our failure to successfully navigate these issues as they arise from time to time may have an adverse effect on our reputation and our business.

As our business has evolved, we have entered lines of business and business arrangements that may give rise to allegations of conflicts of interest or perceived failures of our independence. We provide ratings, analyst research, and investment recommendations on mutual funds and other investment products offered by our institutional clients. While we don’t charge asset management firms for their products to be rated, we do charge licensing fees for the use of our ratings. We also provide investment advisory and investment management services, including through our own series of mutual funds, which expose us to the claim that we are acting as both a referee and a player in the investment management industry. In our credit ratings business and Morningstar Sustainalytics’ Sustainable Finance Solutions products we are participants in an issuer-pay business model under which we receive payments from issuers for our ratings rather than from the investors who consume such ratings. These payments may create the perception that our ratings and research in these areas are not independently determined.

Our business expansion, including through acquisitions, has resulted in greater exposure to governmental regulation across our product lines and risks that acquired businesses may harbor business practices that could harm our brand. In some cases, such as with respect to our credit ratings business, interactions with regulators are extensive and continuous, raising the risk that they may result in enforcement investigations and proceedings. To the extent any of those investigations or proceedings result in a finding of misconduct or noncompliance, they could pose a significant reputational risk to us and negatively impact our business. Regardless of source, allegations of improper conduct, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity or media reports about Morningstar and its relationships with third parties, whether valid or not, may harm our reputation and damage our business.

Our reputation may also be harmed by factors outside of our control, such as news reports about our clients, consultants, or suppliers, or adverse publicity about certain types of investment and ratings products generally. We may also suffer brand dilution as our brand becomes associated with an ever more diverse variety of products and services that may align less well with our corporate mission. In addition, any failures by us to continue to instill effectively in our employees the non-negotiable expectation of independence and integrity may devalue our reputation over time and negatively effect both hiring and retention efforts.

Failing to innovate our product and service offerings, create innovative, proprietary and insightful financial technology solutions, keep pace with new investor requirements and technology developments, or anticipate our clients’ changing needs may negatively affect our competitive position and business results.

We believe innovation in financial information services and investable products available to investors and the various advisers and other intermediaries who serve them continues to accelerate. Developments in technology are fundamentally changing the ways investors, financial intermediaries, and other market participants access data and content, allowing for greater personalization of products customized to individual investor profiles and interests such as direct indexing and sustainability goals-based investing. These developments can render our existing products less competitive, obsolete or unmarketable. As a result, our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our target markets and to deliver them in ways that support our customers’ investing needs and business models.

Our core competencies are around data and research, technology, and design. Morningstar deploys each of these to create unique intellectual property, products, and solutions that clearly convey complex investment information to investors of all kinds. Morningstar offers a suite of solutions that serve individuals, financial advisors, asset managers, retirement plan providers and sponsors, institutional investors in the private capital markets, and participants in the fixed income markets. Our customers have access to a wide selection of investment data, fundamental equity research, manager research, credit ratings, private capital markets research, and ESG data and research, directly on Morningstar’s proprietary desktop or web-based software platforms, or through subscriptions, data feeds, and third-party distributors. Our financial technology solutions also allow advisors to serve investors at all stages of the investing process. Morningstar’s managed portfolio offerings help advisors outsource investment selection and asset allocation through proprietary portfolio strategies based on Morningstar’s valuation-driven, fundamentals-based approach to investing. Applying its expertise in asset allocation, investment selection, and portfolio construction, our global investment team creates long-term investment strategies built on Morningstar’s data and ratings. We also help retirement plan sponsors build high-quality savings programs for employees and advise participants in retirement plans on saving for retirement and choosing plan investments. The breadth and depth of our service offerings set us apart from our competitors, which we believe is a significant competitive advantage.

If we fail to continuously innovate and develop new datasets, research, methodologies, content or software to meet the needs of our customers, our competitive position and business results may suffer. In addition, our reputation could be harmed if we are perceived as not moving quickly enough to meet the changing needs of investors or their financial advisors. These changing needs include a greater expectation that advice be delivered with a high degree of personalization and an increased focus on sustainability. There is also increased interest in alternative asset classes creating a need for applicable datasets and analytical expertise. Our competitive position and business results may suffer if other companies have greater breadth of product offerings or are able to successfully introduce innovative, proprietary research tools and software that gain attention from our clients.

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

As our financial intermediary customers further automate their business processes, their need for our products may change and the technological flexibility and interoperability of our systems may become more important. For example, the COVID-19 pandemic accelerated advisor and client demand for digital, friction-free technology and experiences with our turnkey asset management platform, shining a light on dated, legacy operational workflows. In addition, there has been an increasing focus on technology not merely supplying additional tools for users, but also offering solutions to specific client problems, such as those we are seeking to address for wealth advisors through bringing together our multiple wealth management capacities around asset management, data aggregation and client portfolio management software. We have a myriad of potential technology investments across our product lines and need to prioritize scarce technology development resources to focus on products that best anticipate the needs and priorities of our customers.

Our software development process is based on frequently rolling out new features so that we can quickly incorporate user feedback. However, at times adoption of new features or enhanced versions is slowed by the significant client investment required for more advanced use cases. While some changes in technology may offer opportunities for us, we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs or that the transition to such new offerings will be seamless. If we fail to develop and implement new technology rapidly enough, we may sacrifice new business opportunities or renewals from existing customers. We may also incur additional operating expense if major software projects take longer than anticipated or if clients decline to migrate to new systems and we must support multiple platforms over an extended period of time. Our competitive position depends on our execution speed and we regularly face new competitors from venture capital funded fintech firms that may be significantly more focused or nimble.

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

Our business results are partly driven by factors outside of our control, including general economic and financial market trends which may be impacted by changes in interest rates, availability of credit, inflation rates, changes in laws, trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances. Prolonged economic and financial downturns, sustained volatility in the financial markets, interest and inflation rate fluctuations and periods of stagflation, and a lack of investor confidence can reduce investor interest and investment activity and decrease demand for our software, data, analyst ratings, and research products and flows of funds into our investment management products. Rising interest rates and rate uncertainty brought on by central bank decisions that reduce credit issuance has put negative pressure on our credit ratings business. Continued unfavorable trends in the market environment in which we operate could cause a corresponding negative effect on our business results. As a result, we may experience lower revenue, operating income, and other financial results in the event of a market downturn.

For our licensed-based businesses, many of our customers are asset-management and financial advisory firms and other financial-services companies, which are also subject to external trends and changes. The ascendance of passive strategies may affect both the profitability of asset managers, on whose success we in part depend, and the perceived value of our research regarding such strategies. A sustained global recession or other financial crisis would likely lead to material spending cutbacks among many of the companies to which we sell and longer sales cycles. Consolidation in the financial services sector reduces the number of potential clients for our products and services. These trends could impact demand for our products and services or change the financial services landscape in which we operate.

Many companies in the financial services industry have also been subject to sustained pressure to reduce fees. As a result, many of these firms have sought to reduce their operating costs by working with fewer service providers and/or negotiating lower fees for services they purchase. Our PitchBook business may also be subject to cyclical trends specific to the private capital markets. Many of PitchBook's clients are investment banks and other participants in the capital and M&A markets, which are subject to periodic business downturns driven by changes in such markets. During these downturns, they often seek to reduce spending on third-party services, as well as the number of employees, which would directly affect the number of prospective users for the PitchBook platform.

The amount of asset-based revenue we earn primarily depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease based on market performance. Our revenue from asset-based fees has been adversely affected by market declines. Asset levels can also be affected if net inflows into the portfolios on which we provide investment advisory services drop or if these portfolios experience redemptions. A drop in net inflows or an increase in redemptions can result from a variety of factors, including overall market conditions or uncompetitive investment performance. If the level of assets on which we provide investment advisory or investment management services goes down, we expect our fee-based revenue to show a corresponding decline. The industrywide trend toward lower asset-based fees may also impact our fee-based revenue. A shift by investors to non-traditional asset classes such as cryptocurrencies, private debt, real estate, structured products, and collectibles may affect our assets under management if we are unable to incorporate them into our investment strategies or if they fail to perform in the manner that our research anticipates.

Our largest transaction-based business, the credit ratings business, as well as Morningstar Sustainalytics’ second party opinion business, has been, and may continue to be, impacted by volatility in U.S. and international financial markets due to their dependence on the number and dollar volume of debt securities issued in the capital markets. Market disruptions, rising interest rates, widening credit spreads and economic slowdowns historically have impacted the volume of debt securities issued in global capital markets and the demand for credit ratings and ESG-related ratings and opinions. Demand for credit ratings can also be negatively affected by negative publicity about the credit ratings business, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Our ability to reduce costs in the event of such adverse developments can be negatively impacted by, among other things, our obligations to monitor and maintain outstanding ratings. Declines or other changes in the markets for debt securities may materially and adversely affect our business, operating results, and financial condition.

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

We may be targeted by malicious individuals or groups (including those sponsored by nation-states or terrorist organizations) seeking to attack our products and services or penetrate our network infrastructure to gain access to intellectual property, confidential or personal information, or to facilitate distributed denial of service attacks. While we have dedicated resources responsible for maintaining appropriate levels of cybersecurity and have implemented systems and processes intended to help identify cyberattacks and protect and remediate security issues in our software and network infrastructure, these attacks have become increasingly frequent, sophisticated, and difficult to detect. Even in cases where an attack is ultimately detected, based on industry data, incidents may go undetected for several months. Our measures may not be adequate for all eventualities, and we may be vulnerable to circumvention of security systems, denial of service attacks or other cyberattacks, hacking including “hacktivism”, “phishing” or other social engineering attacks, computer viruses, ransomware or malware, employee or insider error, employee or vendor malfeasance, physical breaches or other malicious actions. Furthermore, some of these security measures are less effective in situations where employees are utilizing personal devices and home networks while working remotely.

We may also be impacted by a cyberattack targeting one of our vendors or within our technology supply chain or infrastructure. Our information technology systems interact with those of customers, vendors, and service providers and collect an increasing amount of confidential data as we expand our product and service offerings. As a result, inadequacies of our customers’ security technologies and practices introduce additional risk and cost of monitoring and may only be detected after a security breach has occurred. These risks may be heightened as we continue to offer employees flexibility to work more frequently from remote work environments, thereby increasing our dependency on certain service providers, such as video conferencing and web conferencing services.

We are experiencing enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks. These include rules, such as those proposed by the SEC, that would require enhanced public disclosure around the occurrence of cybersecurity incidents, the company’s cybersecurity risk management policies, and governance practices and the cybersecurity expertise of the company’s board of directors. These new rules may include additional regulatory expectations for the oversight of customers, vendors, and service providers, which may be difficult and costly to implement. In addition, the proliferation of personal data privacy regimes across the globe have made scalable and comprehensive compliance practices ever more difficult and costly to implement.

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

We also from time to time acquire other companies that collect and process personal information. While we perform extensive due diligence on the technology systems and practices of these companies, there can be no assurance that such companies have not suffered data breaches or system intrusions prior to or continuing after our acquisition for which we may be liable. Acquired businesses may not have invested as heavily in such security measures or data privacy controls, and they introduce additional cybersecurity and data privacy risk as their systems are integrated with ours. Even after an acquisition is completed, time is required to integrate the acquired business' technology and processes, which may result in an increased risk of security incidents until the integration for the new business is completed.

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

Our business and several of our major products are dependent on our ability to provide data, software applications, and other products and services on a current and time-sensitive basis. We rely extensively on our computer systems, database storage facilities, and other network infrastructure, which are located across multiple facilities in the U.S. and globally. We are at risk of disruptions from numerous factors, including pandemic, violent incident, natural disaster, power loss, telecommunications and Internet failures, civil unrest, cybersecurity attacks and breaches, and other events beyond our reasonable control. We are also subject to potential shortcomings in our own business resilience practices, such as failures to fully understand dependencies between different business processes across the locations in which they are performed, inadequate vendor risk assessment and management processes and critical vendor dependencies, concentration of certain critical activities in areas of geopolitical risk, concentration of certain skills and know-how with small groups of key employees, and possibly ineffective location recovery strategies in the event of a location disruption. As we grow through acquisitions, the newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as we have. As their systems are integrated into ours, a vulnerability could be introduced, which could impact our platforms across the company.

While many of our employees continue to work remotely on a full-time or part-time basis, we remain exposed to disruptive events at our significant office locations. Our corporate headquarters in Chicago, Illinois is the home office for a significant number of our employees including most of our executive leadership team, as well as substantial numbers of employees involved in the delivery of most of our major products and services. Our data collection, technology, and operational center in Mumbai, India is our largest location measured by number of employees and is where employees maintain and update our equity database and PitchBook's data and research operations and provide shared services to many of our operations. While we are significantly reducing our operations in Shenzhen, China and shifting its global business functions to other Morningstar locations, we will continue during 2023 to rely on employees in that location to maintain and update our mutual fund and equity databases.

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

We do have a long-standing relationship with a third-party vendor in Ukraine which provides contract labor in support of development efforts at PitchBook. Our team has provided financial help and other assistance to these individuals and to date, we have been able to maintain the operations conducted by our contractors in Ukraine at an acceptable level. Through advanced preparation and business continuity planning, there has been limited disruption to the operations of PitchBook or our clients’ access to the platform. However, the situation remains volatile and our team continues to monitor new developments to guard against negative impacts to our operations.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, computer viruses, and other events beyond our control. Our database and network facilities may also be vulnerable to external attacks that misappropriate our data, corrupt our databases, or limit access to our information systems. Our exposure to such attacks may increase in circumstances where our business exposes us to greater controversy and potential opposition, such as with respect to various ESG-related matters. We rely on cloud providers and other vendors to maintain, service, and improve our technological infrastructure, which underpins and protects our data, research, and other products and services. To defend against these threats, we implement a series of controls focusing on both prevention and detection, including firewalls, intrusion detection systems, automated scanning and testing, server hardening, antivirus software, training, and patch management. We make significant investments in servers, storage, and other network infrastructure to prevent incidents of network failure and downtime, but we cannot guarantee that these efforts will work as planned. If disruptions, failures, or slowdowns of these electronic delivery systems or the Internet occur, our ability to distribute our products and services effectively and to serve our customers may be impaired.

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

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. In addition, in our credit ratings business, we have access to significant amounts of material nonpublic information on issuers of securities, the inadvertent disclosure of which, or the misappropriation by employees or others, could expose us to various liabilities under securities and other laws. Less significant errors could still require us to remove ratings, research, or data temporarily which could diminish the perceived value of the product or cause us to be deficient in our service-level agreements with clients that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information.

Some of our products support the investment processes or the client account reporting practices and other activities of our clients who manage significant assets of other parties. Use of our products as part of such activities creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for losses that may have some connection to our products, and we may be subject to investigation of our products and their use by government regulators who regulate the business of our clients. In the case of software products, even though most of our contracts for such products contain limitations of our liability in such cases, we may be required to compensate such clients or their customers for losses in order to maintain our business relationships. We could also be subject to claims based on the content that is accessible from our website through links to other websites.

We rely on a variety of outside parties as the original sources for the information we use in our published data and research. These sources include securities exchanges, fund companies, hedge funds, transfer agents, issuers, and other data providers. We also incorporate data from a variety of third-party sources for many of our products. Accordingly, in addition to possible exposure for publishing incorrect information that results directly from our own errors, we could face liability based on inaccurate data provided to us by others. For example, our Morningstar Sustainalytics business is reliant on self-reported information for some of its issuer-focused ESG ratings and analysis. We also face the risk that a significant data source terminates its distribution of the data to us, which could impact our products, research, or other calculations that utilize that information.

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

Finally, our global business regularly seeks to optimize our data storage in order to improve information accuracy and streamline the technology, which supports our business operations. These efforts are constrained by data privacy legislation, such as GDPR, which defines standards for storage, transfer, and use of certain personal information from and about individuals, and which may limit the processing of information about individuals outside their home jurisdictions. Legislation aimed at protecting material nonpublic information or mitigating potential conflicts of interest further define how certain information can be accessed and retained which may result in less efficient or higher cost technological processes and infrastructure.

Failure to protect our intellectual property rights, or claims of intellectual property infringement against us, could harm our brand and ability to compete effectively.

The steps we have taken to protect our intellectual property may not be adequate to safeguard our proprietary information. We rely primarily on patent, trademark, copyright, and trade secret rights, as well as contractual protections and technical safeguards, to protect our intellectual property rights and proprietary information. Despite these efforts, third parties may still attempt to challenge, invalidate, or circumvent our rights or improperly obtain our proprietary information. Further, effective trademark, copyright, and trade secret protection may not be available in every country in which we offer our services or utilize our intellectual property. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete in the marketplace.

We believe our trademark rights with respect to the Morningstar name and logo represent a materially valuable intangible asset. From time to time, we encounter jurisdictions in which one or more third parties have a pre-existing trademark registration in certain relevant international classes that may prevent us from registering these or other marks in those jurisdictions. Our continued ability to use the “Morningstar” name or logo, either on a stand-alone basis or in association with certain products or services, could be compromised in those jurisdictions because of these pre-existing registrations. Similarly, from time to time, we encounter situations in certain jurisdictions where one or more third parties are already using the Morningstar name, either as part of a registered corporate name, a registered domain name, or otherwise. Our ability to effectively market certain products and/or services in those locations could be adversely affected by these pre-existing usages.

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

Risks Related to Legal and Regulatory Matters

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

Three of our subsidiaries, Morningstar Investment Management LLC (MIM), Morningstar Investment Services LLC, and Morningstar Research Services LLC, are registered as investment advisors with the SEC under the Advisers Act. In addition, in the case of MIM’s advisory relationship with the Morningstar Funds Trust, it is subject to the Investment Company Act of 1940 and the Commodity Exchange Act. Morningstar Investment Services is also a broker/dealer registered under the Exchange Act and is subject to the rules of FINRA. As registered investment advisors, these entities are subject to the requirements and regulations of the Advisers Act. These requirements primarily relate to record-keeping, reporting, and standards of care, as well as general anti-fraud prohibitions. The fiduciary duties of a registered investment advisor to its clients include an obligation of good faith and full and fair disclosure of all facts material to the client’s engagement of the advisor, an obligation to provide investment advice suitable for the particular client, an obligation to have a reasonable, independent basis for investment recommendations, an obligation when directing client brokerage transactions to seek the best execution thereof, and an obligation to vote client proxies in the best interests of the client. As registered investment advisors, these subsidiaries are subject to on-site examination by the SEC.

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

Many of our asset management and financial advisor clients are similarly regulated. If our license products and services fail to satisfy the regulatory requirements applicable to these clients, we may lose their business. For example, SEC amendments in 2022 to the advertising and solicitation rule for registered investment advisers resulted in costs to comply with new evaluation, implementation, and disclosure requirements in our investment management operations, as well as costs to modify software used by our unaffiliated registered investment adviser clients who must also comply with such amendments.

We also provide investment advisory services in other areas around the world, and our operations are subject to additional regulations in markets outside the U.S. In preparation for the end of the transition period following the U.K.’s exit from the EU, we restructured our European investment management operations. While we have been granted authorization for our French investment advisory subsidiary to continue to provide investment advisory services to those EU institutional clients previously serviced by our U.K. based investment advisory subsidiary, this process has been time consuming and has resulted in increased costs and duplication of functions. Furthermore, we anticipate ongoing costs to monitor and comply with potentially diverging legal and regulatory developments in each jurisdiction. Our 2022 acquisition of the U.K. and international operations of Praemium (renamed Morningstar Wealth Platform) involves operating a regulated business in a new jurisdiction (Isle of Jersey) as well as activities not traditionally undertaken by Morningstar such as the custody of client assets.

The Morningstar Funds Trust is a registered open-end mutual fund for which Morningstar Investment Management acts as investment advisor under an investment management agreement. The independent trustees of the Morningstar Funds Trust must annually evaluate the terms of the investment management agreement (including fees) the Trust has with Morningstar Investment Management. Upon evaluation, the independent trustees may elect to either renew the investment management agreement or make changes. Such changes could include taking steps to improve performance (e. g. removing a portfolio manager, or enhancing research capabilities), merge or liquidate a fund, close a fund to new investors, adjust an advisory fee schedule, or terminate the investment management agreement with Morningstar Investment Management any of which could have an adverse effect on Morningstar Investment Management.

Our Morningstar Sustainalytics business could be negatively affected by increased regulation of ESG research and data. The European Commission’s legislative proposal for registering and supervising companies that act as external reviewers for green bonds aligned with the European Green Bond Standards (EuGBS) framework would require significant investments to build and maintain appropriate internal control and compliance processes for these teams. Similarly, the ESMA, FCA and International Organization of Securities Commissions’ consultations on proposed ESG regulation of climate-related issuer disclosures and ESG rating and data providers contemplate governance policies, quality assurance and control programs requirements applicable to ESG ratings and data providers, and standardized procedures and methodologies related to data collection and fees. The final form of any of these regulations is still uncertain. We are also monitoring activities of regulators in North America and APAC that have announced that they are reviewing this topic and are contemplating proposed legislation. Such regulatory regimes could impose significant compliance burdens and costs on Morningstar Sustainalytics and, as with all new regulation, could be subject to ambiguous interpretation that could result in inadvertent noncompliance. Furthermore, as our Morningstar Sustainalytics business operates globally and we look to integrate ESG factors throughout our products, we may be subject to future regulation in multiple jurisdictions, which may be inconsistent.

Our index business is subject to regulations relating to benchmark administration in the EU and the U.K. Morningstar Indexes has affiliates permissioned to act as a EU and U.K. benchmark administrator. While this cross-permissioning allows flows of U.K. benchmarks into the EU and vice versa, the benchmark administrator designation also has significant compliance responsibilities and costs. These compliance responsibilities include specified governance and oversight arrangements, outsourcing limitations, specified items in a code of conduct, key information disclosures, and systems and controls governing data, complaints and record-keeping. Possible reductions to the scope of the benchmarks subject to regulation in the EU and the U.K. or the possible delay or repeal of rules to become effective in 2024 that would subject more non-EU benchmarks to regulation could negatively affect the value of our benchmark administration permissions. In addition, the SEC has sought comment on whether index providers, model portfolio providers and pricing services should be regulated as investment advisers or outsourced service providers in the U.S., which potential regulations could affect our business and increase our costs of compliance.

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

Errors in our automated advisory tools may subject us to fiduciary liability for any losses that result.

We rely on automated investment technology for our retirement advice and managed retirement accounts services. The Wealth Forecasting Engine is our core advice and managed accounts engine that determines appropriate asset allocations for retirement plan participants and assigns individuals to portfolios. We also rely on automated portfolio construction tools. As these become more interconnected with other product offerings, including the technology of clients and other third parties, the increasing complexity of the technology requires more expertise and efforts to manage and test. Problems could arise if these programs do not work as intended, particularly if we failed to detect program errors over an extended period and are found to be a breach of our fiduciary duty or applicable law. There is a need to continually invest in training to develop and maintain in-house expertise to manage these systems effectively and to educate recordkeeper and retirement plan clients and participants in the capabilities, proper use, and competitive differentiation of these offerings, which can be costly and time consuming.

We seek to constantly innovate and improve our retirement services offering, for example to add new capabilities in income generating products and strategies or ESG-related investment strategies, and in doing so, we regularly release new versions of the technology and update our methodology. Additional customer support may be needed to ensure that clients implement the new, more complex, versions and updates properly and understand the implications for their plan participants, including issues concerning suitability of certain strategies. More resources may also be required to continue to support legacy versions of the Wealth Forecasting Engine that continue to be used by certain clients. If we make an error, we may be subject to potentially large liabilities for make-whole payments and/or litigation. We cannot quantify the potential size of these liabilities with any level of precision.

Risks Related to Our Operations

Our future success depends on our ability to recruit, develop, and retain qualified employees.

Our strategy envisions building and expanding our business which requires identifying, attracting, hiring, and on-boarding new qualified employees. In 2022, our employee headcount increased by 2,668 persons globally. Engineering, research, quantitative, fixed income data, credit analysis and ESG skill sets are particularly needed to capitalize on near-term growth opportunities. We experience competition for analysts, technology experts, data and software engineers, and other employees from other companies and organizations. While we have a geographically diversified workforce location strategy, building valued teams in a variety of locations around the globe, we experience recruiting challenges in nearly all our global locations. Such significant talent acquisition activities place a strain on our human resource management team. We must continue to refine and expand our recruiting capabilities, our systems and processes in order to meet this need in a highly competitive employment market.

The development, maintenance, and support of our products and services are also dependent upon the knowledge, skills, experience, and abilities of our existing employees. We invest in our employees’ continued development and growth through learning tools, educational stipends, speaker series, mentoring, and other resources to help them chart a fulfilling career at Morningstar. We are also thoughtful about employee engagement and communications to keep our staff focused and motivated by our mission and our company’s success. However, recent changes in labor markets such as the willingness of some employers to offer fully remote work brought on, in part, by the COVID-19 pandemic may make it more difficult for us to retain existing employees or maintain traditional workplace arrangements. We have begun to require most employees in our business locations to make a commitment to a minimum amount of in-office work, but we remain uncertain as to the effect of such requirements on employee attrition rates and engagement scores.

We believe the success of our business depends to a significant extent upon the continued service of our senior business and functional leaders and other key employees. However, the talents and experience of these individuals make them attractive candidates to many of our competitors, as well as to early-stage companies that can offer the potential for outsize financial rewards if they are successful. Thus competition for these employees is intense and a high velocity of employee turnover creates a need to think strategically about the timing of new projects and initiatives to manage workloads. We may not be able to retain these leaders and employees or to develop and retain similar highly qualified personnel in the future.

In addition, we are currently exposed to rising wage scales in most of the employment markets in which our facilities are located, which negatively affect our compensation costs. Inflationary pressures, strong stock performance in our sector, and shortages of applicants with certain skills put upward pressure on wages. Shifting preferences regarding remote work flexibility and a backlog of immigration applications can further complicate employment offer negotiations with potential candidates and delay start dates.

Our future success also depends on the continued service of our executive officers, including Joe Mansueto, our Executive Chairman and Chairman of the Board and largest shareholder, and Kunal Kapoor, our Chief Executive Officer. The loss of Mansueto, Kapoor, or other executive officers could hurt our business, operating results, or financial condition. We do not have employment agreements or noncompete agreements in place with any of our executive officers. They may leave us and work for our competitors or start their own competing businesses.

Our growth has recently been derived to a significant extent from acquisitions. As we acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and the acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.

As part of our business strategy, we periodically make investments in, or acquisitions of, complementary businesses, services and technologies, and intellectual property rights. We have made the four largest acquisitions by purchase price in our history in the last six years. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future. However, there can be no assurance we can identify suitable acquisition candidates at acceptable prices. In addition, each acquisition presents potential challenges and risks, including the following:

From a technology perspective, we may face potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks and penalties or delay our ability to integrate the product into our service offerings; difficulties in increasing or maintaining at an acceptable cost the security standards for acquired technology consistent with our other services; difficulty in transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis; and challenges augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation.

From a human resources perspective, we may face difficulties in assimilating, integrating, or retraining acquired employees, which may lead to retention risk with respect to both key acquired employees and our existing key employees or disruption to existing teams; differences between our values and those of our acquired companies, as well as disruptions to our workplace culture; difficulties in and financial costs of addressing acquired compensation structures inconsistent with our compensation structure; and additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations.

From an operational perspective, we may face diversion of financial and managerial resources from existing operations; challenges relating to the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions; difficulties in integrating acquired operations, technologies, services, platforms and personnel; challenges with the acquired company’s customers and partners, including our ability to maintain such relationships and changes to perception of the acquired business as a result of the acquisition; challenges with the acquired company’s third-party service providers, including those that are required for ongoing access to third-party data; the potential for acquired products to impact the profitability of existing products; and in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures and political environments.

From a financial perspective, we may face challenges and costs relating to known and potential unknown liabilities associated with the acquired businesses, including due to litigation; difficulties in managing, or potential write-offs of, acquired assets or investments, and potential financial and credit risks associated with acquired customers; negative impact to our results of operations because of the depreciation and amortization of acquired intangible assets, fixed assets and operating lease right-of-use assets; the loss of acquired unearned revenue and unbilled unearned revenue; delays in customer purchases due to uncertainty related to the acquisition; ineffective or inadequate financial controls, procedures and policies at the acquired company; and the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities.

We also have, and intend to continue to make, various investments in companies where we do not have or obtain a controlling interest. Such investments are motivated both by their prospective financial return and the access they give us to certain new technologies, products, business ideas, and management teams. While we obtain various rights in connection with such investments, the future value of such investments is highly dependent on the management skill of the managers of those companies, among other factors.

Finally, our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions or government actions could negatively impact our acquisition and investment opportunities, business and financial results.

Supporting our growing domestic and international operations, employee headcount and customer base could strain our resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

We continue to experience significant growth in our diversity of products and services, operational scale and employee and customer bases, particularly through acquisitions, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, both in terms of management attention and one-time and annual costs, will be required to scale our operations and increase productivity across our organization, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas, and to increase our operating margin over time. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully and competitively scale our operations.

We regularly upgrade or replace our various software and data offerings and our operating systems and processes. If implementations are delayed, or if we encounter unforeseen problems with our upgraded or new offerings, systems and processes or in migrating away from existing offerings, systems and processes, our operations and our ability to manage our business could be negatively impacted.

Morningstar’s growth also places increasing demands on our functional resources to scale and optimize globally and to balance global consistency with local flexibility. Our sales and marketing teams are focused on multi-product-based strategies to bring the breadth of our offerings and the full value of our intellectual property to our customers. However, such sales efforts can breed customer confusion, implicate regulatory limits on how certain products or services can be sold and by whom in certain jurisdictions, and if coupled with misaligned incentive structures, can create opportunities for misconduct or excessive risk taking. Additional complexity also creates a need for clear responsibilities and ownership across various global teams within Morningstar, which we may not be successful in implementing. A higher velocity of hiring and turnover in the competitive talent acquisition environment also creates challenges for cross-company collaboration. Morningstar is fortunate to have many opportunities for global growth in its strategic plan, however, we cannot be certain that further growth or profitability will be at the same or higher level given the headwinds of deglobalization and political, regulatory, and cultural fragmentation.

Our success will depend in part upon the ability of our senior management – including the senior management of businesses we acquire -- to manage our anticipated growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees who can meet or exceed our productivity standards. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic could adversely affect our operations. For instance, we have offered a significant percentage of our employees some flexibility in the amount of time they work in an office. Our new office model and any adjustments made to our current and future office environments or work-from-home policies may not meet our productivity expectations, on the one hand, and the expectations of our workforce, on other hand, which could negatively impact our growth plans and our ability to attract and retain our employees. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, our uses of automation and artificial intelligence systems to increase productivity, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our company could decline.

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

The dynamics of today’s geopolitical discourse may also impact business growth across different markets. It has been our experience that adoption of many ESG-focused products has been more rapid in European countries than in other parts of the world, and there is more agreement on ESG taxonomies, methodologies, and acceptable sources of data in that market. Customer opinions about such products, or preferences regarding their methodology or approach, are at times impacted by regional or national political trends which may differ significantly. Preferred terminology and information sources may similarly differ from place to place. In such an environment, Morningstar may struggle to maintain its reputation for methodological transparency and consistency which underpins the value and reputation of our research.

As a global taxpayer, we face challenges due to increasing complexities in accounting for taxes (e.g., base erosion, minimum taxes, and tax transparency), which are high priorities in jurisdictions in which we operate and could materially affect our tax obligations and effective tax rate.

Our effective tax rate is based on the mix of income and losses in our U.S. and non-U.S. operations, statutory tax rates, and tax-planning opportunities available in the various jurisdictions in which we operate. We could be subject to changes in our tax rates, the adoption of new U.S. or non-U.S. tax legislation or exposure to additional tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates including, impacts related to transfer pricing, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation by relevant authorities. Significant judgment is required to evaluate our tax positions.

Corporate tax reform, base-erosion efforts, and tax transparency continue to be high priorities in many jurisdictions in which we operate. In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the EU member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two to be effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation may represent a significant change in the international tax regime and there is risk of an adverse impact to our effective tax rate, but the amount of such impact remains uncertain at this time.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law in the United States. The IRA includes a 15% corporate alternative minimum tax on U.S. corporations with adjusted financial statement income in excess of $1.0 billion which is effective for taxable years beginning after December 31, 2022. The IRA also includes a 1% excise tax on publicly traded U.S. corporations for the value of any stock that is repurchased by the corporation. We do not currently anticipate that these provisions will have a material impact on our financial results.

Risks Related to Ownership of Our Common Stock

Our indebtedness, which has increased significantly in 2022, could adversely affect our cash flows and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness, refer to Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources below. Our long-term debt increased to $1,077.5 million at December 31, 2022, as compared to $359.4 million at December 31, 2021, primarily as a result of our acquisition of the Leveraged Commentary and Data business of S&P Global. While our business has historically generated strong cash flow and we are in compliance with all of our debt covenants, our annual debt service requirements are affected by rising interest rates and we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to service our indebtedness. Our ability to make payments on indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory, tax and other factors, many of which are beyond our control. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

In addition, any borrowings under our current credit facility bear interest at fluctuating interest rates based on the Secured Overnight Financing Rate (SOFR) which replaced USD LIBOR as the reference rate under our credit facility. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities and is not the economic equivalent of USD LIBOR. While SOFR is a secured rate, USD LIBOR is an unsecured rate. As a result, there can be no assurance that SOFR will perform in the same way as USD LIBOR would have at any time, which may result in increased volatility in the interest rates payable under our credit facility and potentially increase our funding costs.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our subsidiaries’ financial flexibility and ability to implement certain transactions. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Credit Agreement. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a description of the restrictive covenants in our debt agreements.

The concentrated ownership position of Joe Mansueto could adversely affect our other shareholders.

As of December 31, 2022, Joe Mansueto, our Executive Chairman and Chairman of the Board, owned approximately 39.52% of our outstanding common stock. While Joe has reduced his percentage ownership of the company in recent years as part of a personal plan to diversify his assets, his concentrated ownership position gives him substantial influence over substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. This concentration of ownership may disincentivize other shareholders from proposing the election of other persons to our board of directors, delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving Morningstar, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, or result in actions that may be opposed by other shareholders.

Fluctuations in our operating results may negatively affect our stock price.

We believe our business has relatively large fixed costs, principally in relation to compensation, and low variable costs, which magnify the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a larger decline in operating income. In addition, because we manage our business with a long-term perspective, we generally don’t make significant adjustments to our strategy or cost structure in response to short-term factors, including through reductions in force. For example, if the U.S. economy were to continue to experience current inflationary pressures over a prolonged period, increased compensation and other expenses could adversely impact our operating results. Uncertainty regarding inflation could also impact our ability to forecast costs, which inform our longer-term budget and capital allocation decisions. In addition, we do not provide earnings guidance or hold management meetings with institutional investors and research analysts. Because of this policy and limited analyst coverage of our stock, our stock price may not always reflect the intrinsic value of our business and assets. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price of our common stock may decline.

The future sale of shares of our common stock may negatively affect our stock price.

If our significant shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A significant reduction in ownership by Joe Mansueto or any other large shareholder over a short period of time could cause the market price of our common stock to fall. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the Staff of the SEC regarding our periodic or current reports under the Exchange Act.

Item 2. Properties

As of December 31, 2022, we leased approximately 547,000 square feet of office space for our U.S. operations, with approximately half of the space for our corporate headquarters located in Chicago, Illinois. We also lease another 670,000 square feet of office space in 26 other countries around the world, including approximately 220,000 square feet in Mumbai, India and 90,000 square feet in Toronto, Canada. We believe that our existing and planned office facilities are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 15 of the Notes to our Consolidated Financial Statements contained in Part II, Item 8 of this report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol "MORN."

As of February 10, 2023, there were 648 shareholders of record of our common stock.

We paid four quarterly dividends during 2022. In the fourth quarter of 2022, we announced an increase of our quarterly cash dividend from 36 cents per share to 37.5 cents per share. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 37.5 cents per share in 2023.

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

Throughout much of 2022, we had an ongoing authorization, approved by the board of directors on December 4, 2020, to repurchase up to $400.0 million in shares of the company's outstanding common stock. On December 6, 2022, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. The new program will replace the existing program and the new authorization expires on December 31, 2025.

Under this new authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

The following table presents information related to repurchases of common stock we made during the three months ended December 31, 2022:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
October 1, 2022 - October 31, 2022	27,492	$211.7	27,492	$172,682,401
November 1, 2022 - November 30, 2022	—	—	—	172,682,401
December 1, 2022 - December 31, 2022	—	—	—	172,682,401
Total	27,492	$211.7	27,492

Rule 10b5-1 Sales Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of February 1, 2023:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through February 1, 2023	Projected Beneficial Ownership	(1)
Gail Landis Director	8/10/2022	10/30/2024	975	Shares to be sold under the plan if the stock reaches specified prices	—	2,846
Joe Mansueto Executive Chairman	8/31/2022	5/3/2023	400,000	Shares to be sold under the plan if the stock reaches specified prices	200,000	16,584,964

During the fourth quarter of 2022, the previously disclosed Rule 10b5-1 plan for Bevin Desmond completed in accordance with its terms.
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on December 31, 2022 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by March 1, 2023 and restricted stock units that will vest by March 1, 2023. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2022. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

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
•compliance failures, regulatory action, or changes in laws applicable to our credit ratings operations, investment advisory, ESG and index businesses;
•failing to innovate our product and service offerings or anticipate our clients’ changing needs;
•prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy and its effect on our revenue from asset-based fees and credit ratings business;
•failing to recruit, develop, and retain qualified employees;
•liability for any losses that result from errors in our automated advisory tools;
•inadequacy of our operational risk management and business continuity programs in the event of a material disruptive event;
•failing to efficiently integrate and leverage acquisitions and other investments to produce the results we anticipate;
•failing to scale our operations and increase productivity and its effect on our ability to implement our business plan;
•failing to maintain growth across our businesses in today's fragmented geopolitical, regulatory and cultural world;
•liability relating to the information and data we collect, store, use, create, and distribute or the reports that we publish or are produced by our software products;
•the potential adverse effect of our indebtedness on our cash flows and financial flexibility;
•challenges in accounting for complexities in taxes in the global jurisdictions in which we operate could materially affect our tax obligations and tax rate; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties can be found in Item 1A—Risk Factors of this report. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

This section includes comparisons of certain 2022 financial information to the same information for 2021. Year-to-year comparisons of the 2021 financial information to the same information for 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Revenue

We generate revenue by selling a variety of investment-related products and services. We sell many of our products and services, including PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, and Morningstar Advisor Workstation, through license agreements. Our license agreements typically range from one to three years. We sell some of our other products, such as Morningstar Investor Membership service, which represents subscription services available to customers and not a license under the accounting guidance, on Morningstar.com via subscriptions. These subscriptions are mainly offered for a one-year term, although we offer terms ranging from one month to three years.

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

We also generate transaction-based revenue, primarily from DBRS Morningstar and from the sale of advertising on our websites and sponsorship of our conferences. For the year ended December 31, 2022, 57.6% of the revenue generated by DBRS Morningstar came from one-time, transaction-based fees driven by ratings on newly-issued securities; the remainder can be classified as transaction-related, with annual fees tied to surveillance, credit research, or other services.

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscription services to our customers. Deferred revenue totaled $489.1 million (of which $455.6 million was classified as a current liability with an additional $33.5 million included in other long-term liabilities) at the end of 2022. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our license and subscription agreements.

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

International Operations

As of December 31, 2022, we had wholly- or majority-owned subsidiaries in 31 countries outside of the U.S. and included their results of operations and financial condition in our consolidated financial statements. We also have investments outside of the U.S., and where we have significant influence, we apply the equity method of accounting.

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
    •    Operating margin (including adjusted operating margin); and
    •    Free cash flow.

Organic revenue, adjusted operating income, adjusted operating margin, and free cash flow are not measures of performance set forth under U.S. generally accepted accounting principles (GAAP).

We define organic revenue as consolidated revenue excluding acquisitions, divestitures, adoption of new accounting standard changes (accounting changes), and foreign currency translations. We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business. We exclude revenue from businesses acquired or divested from organic revenue for a period of 12 months after we complete the acquisition or divestiture. Organic revenue is not equivalent to any measure required under GAAP and may not be comparable to similarly titled measures reported by other companies.

We define adjusted operating income as operating income excluding all M&A-related expenses (including M&A-related earn-outs) and amortization, as well as all expenses related to the significant reduction and shift of the company's operations in China. We define adjusted operating margin as operating margin excluding all M&A-related expenses (including M&A-related earn-outs) and amortization, as well as all expenses related to the significant reduction and shift of the company's operations in China. We present these measures because we believe they better reflect period-over-period comparisons and improves overall understanding of the underlying performance of the business absent the impact of M&A and the shift of the company's operations in China.

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

In addition to the measures described above, we calculate revenue renewal rates to evaluate how successful we've been in maintaining existing business for products and services that have revenue associated with periodic renewals. We use the annual contract value method, which tracks the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount. We also include variable-fee contracts in this calculation and use the actual revenue for the previous comparable fiscal period as the base rate for calculating the renewal percentage. The renewal rate excludes setup and customization fees and contract renewals that were pending as of January 31, 2023.

Regulatory Trends Affecting Our Business

As described more fully under “Government Regulation”, certain subsidiaries of Morningstar engage in lines of business or other activities that subject them to various laws and regulations specific to those businesses or activities. These regulated businesses or activities includes credit ratings, investment management, investment research, environmental, social, and governance (ESG) research, ratings and data, and indexes. In addition to the industry developments described under "Business - Our Strategy", there are several longer-term regulatory trends we consider relevant to our business, as outlined below.

Even in its fragmented state, regulators globally have continued to focus on certain recurring themes, including access to financial services, the quality of advice and the value of the services provided, the protection of customer data and transparency around the uses of such data, the minimization of conflicts of interest, and improvements in corporate governance and risk management.

With respect to our credit ratings business, the European Securities Markets Authority (ESMA) or the U.K. Financial Conduct Authority (FCA) may begin to make inconsistent modifications to the laws and regulations of the credit rating agency regulatory regimes, which would increase the cost and complexity of regulatory compliance for our credit ratings business.

In the U.K. and Europe, with respect to our Investment Management business, Morningstar continues to navigate the equivalence regimes and domestic laws governing matters of access in financial services post-Brexit. In other parts of the world, recent regulations and other guidance in jurisdictions, like Australia and New Zealand, have focused on investment management compliance practices, such as design and distribution obligations, conflicts of interest and fee disclosures. The increased complexity and extent of regulatory change globally is a challenge for both Morningstar and its clients and we continue to expend resources to remain in compliance.

Interest from investors, regulators and other relevant stakeholders in firms adopting ESG related business and operational risk strategies persists. Morningstar is impacted by these trends on the corporate level, as a U.S. public company with international operations, and on a business level, as a provider of ESG data, ratings, insights and other services to help investors and advisors understand and inform their decisions. These developments will have long term impacts on our delivery of products and services, customer interactions, physical operations, technology systems, and dependencies on third parties. Given more intense regulatory scrutiny at multiple jurisdictional levels and the novelty of some of the issues presented, the possibilities for inadvertent noncompliance with regulation have increased.

Morningstar is monitoring proposed legislation in the EU relevant to its ESG business activities. The Sustainable Finance Disclosure Regulation requires various investment market participants to implement policies and make certain disclosures with regards to sustainability risks and sustainability factors relevant to their investment activities. We do not expect this disclosure requirement will have a material adverse effect on our business, operating results, or financial position.

The European Commission released its EuGBS proposal that, among other things, would set up a system for registering and supervising companies that act as external reviewers for green bonds aligned with the EuGBS Regulation framework. Morningstar Sustainalytics currently offers external reviews of green bonds that we expect may be in scope for the EuGBS Regulation. If adopted, the EuGBS Regulation would contain a suite of requirements covering the governance of external reviewers, as well as general principles requiring the external reviewer to employ appropriate systems, resources and procedures and to monitor and evaluate at least annually, the adequacy and effectiveness of its systems and internal control mechanisms and arrangements.

Regulators in other jurisdictions including Canada, China, India, Japan, and the UAE have also adopted or begun to work on frameworks related to ESG-disclosure and registration requirements applicable to ESG rating providers or green bond verifiers. While green bond issuances are on the rise in the U.S., there is no set framework or statutory definition in the U.S. for such financings. These and other potential regulations impact not only the scope and manner of the ESG related products and services we provide to customers, but also present an opportunity to guide and inform advisers and investors who are looking to understand the regulations and develop their own workflows to ensure their compliance with new requirements. From a corporate perspective, we are monitoring regulatory developments such as the EU’s Corporate Sustainability Reporting Directive and proposed SEC rules regarding climate and cybersecurity disclosure.

The politicization of ESG-related business activities and investments has increased in recent years, particularly in the U.S. This politicization has led to the rise of anti-ESG proponents and actions, including the submission of anti-ESG shareholder proposals to U.S.-based public companies and the filing of lawsuits against U.S. companies. As Morningstar provides data and analysis with respect to ESG-related investments, Morningstar, along with other financial service providers, faces scrutiny in this political environment and expends resources in responding to inquiries. Morningstar continues to monitor the ESG and anti-ESG landscape closely.

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

As a related matter, issues of cybersecurity as they relate to the identification and mitigation of system vulnerabilities also continue to grow in prominence and laws governing data breaches continue to proliferate globally. Financial regulators have also increased scrutiny on the data protection practices of the entities, such as Morningstar, that they oversee. In the U.S., the SEC is focused on cybersecurity hygiene and preparedness, cyber incident reporting to the government, and in certain circumstances, disclosure to the public. This focus has the potential to impact not only Morningstar’s regulated businesses, but also those of its customers who may potentially need to implement increasing scrutiny of their service providers and commercial counterparties.

Finally, our company is impacted by government regulation and policies focused on macroeconomic trends such as inflation and unemployment and the COVID-19 pandemic. Central banks’ increases in interest rates to combat inflationary pressures increases our interest expense on our variable rate indebtedness, while the volatile rate environment reduces credit issuance putting negative pressure on our credit rating business. Our compensation expense reflects rising wage scales in many of the markets where we operate as unemployment rates remain low. Ongoing impacts from the COVID-19 pandemic include an increased number of our colleagues participating in hybrid working arrangements and some continued restrictions on travel to our office and customer locations. Overall, our business, balance sheet, technological infrastructure, and teams have shown resilience and flexibility navigating global macroeconomic trends.

Supplemental Operating Metrics (Unaudited)

The tables below summarize our key product metrics and other supplemental data.

	Year ended December 31,
(in millions)	2022	2021	2022 Change	Organic Change (1)
Revenue by type
License-based (2)	$1,331.7	$1,131.7	17.7%	18.0%
Asset-based (3)	269.4	264.9	1.7%	1.5%
Transaction-based (4)	269.5	302.7	(11.0)%	(8.3)%

Key product area revenue
PitchBook	$407.7	$290.2	40.5%	40.5%
Morningstar Data	255.0	243.5	4.7%	9.4%
DBRS Morningstar (5)	236.9	271.2	(12.6)%	(10.0)%
Morningstar Direct	184.8	173.2	6.7%	10.7%
Investment Management	117.6	125.5	(6.3)%	(4.3)%
Workplace Solutions	103.7	104.4	(0.7)%	(0.7)%
Morningstar Sustainalytics	103.0	78.9	30.5%	41.0%
Morningstar Advisor Workstation	95.4	91.9	3.8%	4.1%
	As of December 31,
Assets under management and advisement (approximate) ($bil) (6)	2022	2021	2022 Change
Workplace Solutions
Managed Accounts (7)	$109.3	$111.1	(1.6)%
Fiduciary Services	50.4	60.2	(16.3)%
Custom Models/CIT	34.9	41.6	(16.1)%
Workplace Solutions (total)	$194.6	$212.9	(8.6)%
Investment Management
Morningstar Managed Portfolios	$32.6	$32.4	0.6%
Institutional Asset Management	9.8	11.8	(16.9)%
Asset Allocation Services	8.5	8.0	6.3%
Investment Management (total)	$50.9	$52.2	(2.5)%

Asset value linked to Morningstar Indexes ($bil)	$147.7	$147.0	0.5%

Our employees
Worldwide headcount	12,224	9,556	27.9%

Average assets under management and advisement ($bil)	$253.6	$249.4	1.7%

(1) Organic revenue excludes acquisitions, divestitures, adoption of new accounting standard changes (accounting changes), and the effect of foreign currency translations.
(2) License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, Morningstar Advisor Workstation, and other similar products.
(3) Asset-based revenue includes Investment Management, Workplace Solutions, and Morningstar Indexes.
(4) Transaction-based revenue includes DBRS Morningstar, Internet advertising, and Morningstar-sponsored conferences.

(5) For the years ended December 31, 2022 and 2021, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 42.4% and 34.3%, respectively.
(6) The asset totals shown below (including assets we either manage directly or for which we provide consulting or subadvisory work) only include assets for which we receive variable fees based on basis-points of asset balances. Some of our client contracts include services for which we receive a flat fee, but we do not include those assets in the total reported.
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

Consolidated Results

Key metrics (in millions)	2022	2021	Change
Revenue	$1,870.6	$1,699.3	10.1%
Operating income	167.8	257.0	(34.7)%
Operating margin	9.0%	15.1%	(6.1)pp

Cash provided by operating activities	$297.8	$449.9	(33.8)%
Capital expenditures	(129.5)	(101.8)	27.2%
Free cash flow	$168.3	$348.1	(51.7)%

Cash used for investing activities	$(799.3)	$(167.7)	376.6%
Cash provided by (used for) financing activities	$415.1	$(211.8)	(296.0)%
 ___________________________________________________________________________________________
pp — percentage points

Consolidated Revenue

(in millions)	2022	2021	Change
Consolidated revenue	$1,870.6	$1,699.3	10.1%

In 2022, our consolidated revenue rose $171.3 million, or 10.1%. Foreign currency movements decreased revenue by $45.9 million in 2022.

License-based revenue, which represents subscription services available to customers, increased 17.7% , or 18.0% on an organic basis, during 2022, driven by demand for license-based products, such as PitchBook, Morningstar Sustainalytics, and Morningstar Direct. Licensed-based organic revenue grew 18.0%. PitchBook revenue increased 40.5% on a reported and organic basis during 2022, as the company continued to enhance core data sets and improve the user experience. Reported and organic results exclude contributions from the LCD acquisition. In 2022, PitchBook added new companies and funds to coverage in the Europe, Middle East, and Africa (EMEA) and Asia-Pacific regions, while enhancing alternative data sets including real assets and hedge funds. Notable product releases included Portfolio Forecasting, a tool that allows Limited Partners to efficiently manage cash flow, pace commitments, and hit allocation targets directly within the PitchBook Platform. The number of PitchBook Platform licenses increased to 94,628 at the end of 2022, compared with 73,940 at the end of 2021.

Morningstar Sustainalytics revenue grew 30.5%, or 41.0% on an organic basis, driven by strength in its licensing business, including demand for compliance and reporting-related solutions related to the EU Action Plan, as asset managers continued to look to Morningstar Sustainalytics to help them meet the various EU regulatory requirements. In 2022, Morningstar Sustainalytics increased its ratings coverage by approximately 30% to cover more than 16,300 analyst-based ESG Risk Ratings, while expanding its EU Action Plan Solutions suite.

Morningstar Direct grew revenue by 6.7%, or 10.7% on an organic basis, driven by growth across geographies. Direct licenses increased 5.7%, reflecting gains from both new and existing clients. In 2022, Morningstar Direct enriched and expanded Analytics Lab, which combines access to Morningstar's data and research with Jupyter Notebook, an open-source data-science tool, to allow clients to explore and analyze Morningstar data more efficiently in a flexible environment. We also released the Sustainability and Portfolio Hubs, which act as a central repository of research and tools for related workflows, and broadened data coverage in fixed-income, exchange-traded funds (ETFs), ESG, model portfolios, and alternatives to better cover investor portfolios.

Morningstar Data revenue grew 4.7%, or 9.4% on an organic basis, driven by growth across geographies and strong demand for fund data. In 2022, Morningstar Data expanded the reach of its data sets to better cover the client portfolio with enhancements to fixed-income data and analytics and expanded coverage of 529 plan portfolios, public equities, collective investment trusts, and model portfolios. We also introduced new regulatory data solutions in response to global investor protection, capital adequacy, and sustainability regulations.

Asset-based revenue increased 1.7%, or 1.5% on an organic basis, during 2022, as growth in Morningstar Indexes revenue was largely offset by market-driven declines in Investment Management revenue. Morningstar Indexes revenue increased 35.5%, or 26.2% on an organic basis, due primarily to strength in investable and licensed data products. Organic revenue excludes LCD index-related revenue. In 2022, Morningstar Indexes launched more than 50 investable products including the Global X Morningstar Japan Dividend ESG ETF and six iShares mutual funds tracking the Morningstar ESG Enhanced Index series. We also completed the acquisition, integration, and rebranding of the LCD Leveraged Loan Indexes under the Morningstar Indexes umbrella and launched the Morningstar PitchBook Global Unicorn Indexes in collaboration with PitchBook.

Investment Management revenue was 6.3% lower in 2022 and 4.3% lower on an organic basis. Reported assets under management and advisement fell 2.5% versus the prior year period, reflecting the declines in global markets and softer net flows. Excluding $4.4 billion of assets related to the acquisition of Praemium's U.K. and international offerings in the second quarter of 2022, assets would have declined 10.9% compared with the prior-year period. In 2022, the company successfully closed the Praemium acquisition, which expanded its wealth management capabilities outside the U.S. During 2022, Investment Management also continued to enhance the advisor and client experience on its turnkey asset management platform and introduced direct indexing, which allows advisors to personalize index portfolios to address individual preferences and tax management needs, as part of an ongoing strategy to build a comprehensive Wealth platform leveraging capabilities across Morningstar.

Transaction-based revenue decreased 11.0%, or 8.3% on an organic basis, during 2022 as DBRS Morningstar revenue declined, reflecting a sharp decrease in credit issuance in the second half of the year. DBRS Morningstar revenue declined 12.6%, or 10.0% on an organic basis. Revenue decreased across all geographies and most product areas during the year, with significant declines in commercial- and residential-mortgage backed securities ratings. In 2022, areas of investment included U.S. and European corporates, asset-based securities, and data products. Despite the challenging ratings environment, revenue grew for data products and U.S. corporates. Specifically for U.S. corporates, growth was driven by the addition of coverage and ratings for new middle-market credits. Annual fees tied to surveillance, research, and other services represented 42.4% of DBRS Morningstar revenue.

Organic revenue

Organic revenue (revenue excluding acquisitions, divestitures, adoption of new accounting standard changes (accounting changes), and the effect of foreign currency translations) is considered a non-GAAP financial measure. The definition of organic revenue we use may not be the same as similarly titled measures used by other companies. Organic revenue should not be considered an alternative to any measure of performance as required under GAAP.

We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business and product areas. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period.

Excluding revenue from acquisitions, accounting changes, and the impact of foreign currency translations, organic revenue increased 10.8% in 2022. PitchBook, Morningstar Sustainalytics, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during 2022.

Contributors to Revenue Growth

11.9%
15.6%
17.9%
22.3%
10.1%
2018
2019
2020
2021
2022

	2018	2019	2020	2021	**2022**
Acquisitions/divestitures/adoption of accounting change	0.1 %	8.4 %	9.5%	2.8%	**2.0%**
Foreign currency translations	0.4 %	(1.2%)	0.2%	1.9%	**(2.7%)**
Organic growth	11.4%	8.4%	8.2%	17.6%	**10.8%**
Total	11.9%	15.6%	17.9%	22.3%	**10.1%**

The tables below reconcile consolidated revenue with organic revenue:

(in millions)	2022	2021	Change
Consolidated revenue	$1,870.6	$1,699.3	10.1%
Less: acquisitions	(40.9)	—	NMF
Less: accounting changes	—	(5.8)	NMF
Effect of foreign currency translations	45.9	—	NMF
Organic revenue	$1,875.6	$1,693.5	10.8%
____________________________________________________________________________________________
NMF — Not meaningful

Revenue by geographical area

	Year ended December 31
(in millions)	2022	2021	Change
United States	$1,353.9	$1,184.3	14.3%

Asia	44.8	41.1	9.0%
Australia	55.8	56.9	(1.9)%
Canada	109.8	112.9	(2.7)%
Continental Europe	162.9	159.1	2.4%
United Kingdom	133.6	135.7	(1.5)%
Other	9.8	9.3	5.4%
Total International	516.7	515.0	0.3%

Consolidated revenue	$1,870.6	$1,699.3	10.1%

International revenue comprised approximately 28% and 30% of our consolidated revenue in 2022 and 2021, respectively. Approximately 57% of international revenue is generated from Continental Europe and the U.K.

Revenue from international operations increased $1.7 million, or 0.3%, in 2022. Acquisitions had a favorable impact of $1.8 million, while foreign currency translations had an unfavorable impact of $45.9 million in 2022.

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

Our revenue renewal rate calculation includes only those products that we consider to be license-based. These are primarily weighted toward PitchBook, Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation, but also includes other license-based products and services across Morningstar. For these license-based products and services, we estimate that our annual renewal rate was approximately 105% in 2022 versus 104% in 2021.

Consolidated Operating Expense

(in millions)	2022	2021	Change
Cost of revenue	$779.3	$698.4	11.6%
% of revenue	41.7%	41.1%	0.6	pp
Sales and marketing	356.5	274.8	29.7%
% of revenue	19.1%	16.2%	2.9	pp
General and administrative	400.4	318.4	25.8%
% of revenue	21.4%	18.7%	2.7	pp
Depreciation and amortization	166.6	150.7	10.6%
% of revenue	8.9%	8.9%	—	pp
Total operating expense	$1,702.8	$1,442.3	18.1%
% of revenue	91.0%	84.9%	6.1	pp

In 2022, operating expense increased $260.5 million, or 18.1%.

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

The company expects that these activities will be substantially complete by the end of the third quarter of 2023 and will result in lower ongoing run-rate costs from the overall net reduction in the related headcount and certain overhead. Excluding the impact of these activities, operating expenses increased 15.6% during 2022.

Higher compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits), stock-based compensation costs, professional fees, severance expense, and sales commission expense were the key contributors to operating expense growth in 2022. Foreign currency translations had a favorable impact of $48.2 million on operating expense in 2022.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $81.5 million in 2022. Excluding the impact of an earn-out accrual related to our acquisition of Sustainalytics, compensation expense increased $97.9 million during 2022. These higher costs reflect growth in headcount across key areas of the company, including product and software development, data collection and analysis, sales, and service support, in addition to annual merit increases effective January 1, 2022. The growth in headcount was highest in Morningstar Sustainalytics and PitchBook to support our strategic growth initiatives. Inflationary pressures and a competitive market for talent in many of our key geographies put further pressure on compensation expense.

Stock-based compensation expense increased $41.3 million in 2022, primarily as a result of the overachievement of targets under the PitchBook management bonus plan.

Professional fees increased $28.0 million in 2022, due primarily to the use of third-party resources assisting with software development and technology improvements, M&A-related services, and costs associated with the company's initiation of the significant reduction and shift of its China operations. Professional fees also reflected the impact of higher legal fees primarily associated with a completed independent investigation regarding certain research practices of Morningstar Sustainalytics.

Severance expense increased $27.1 million in 2022, primarily caused by severance packages offered to the employees impacted by the company's initiation of the significant reduction of its China operations.

Sales commission expense increased $19.4 million in 2022, from strong sales performance in license-based product areas and higher amortization of capitalized commissions related to the prior-year sales performance.

An increase of $9.4 million in capitalized software development related to increased product development efforts for our key product areas reduced operating expense in 2022.

We had 12,224 employees worldwide at the end of 2022, compared with 9,556 at the end of 2021, which reflects further investments to support our growth objectives noted above.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $80.9 million, or 11.6%, in 2022. Higher compensation expense of $50.0 million was the largest contributor to the increase, primarily due to the factors listed above. Professional fees increased $9.6 million in 2022 related to higher legal fees and the use of third-party resources assisting with software development and technology improvements. These increases were partially offset by higher capitalized software expense of $9.4 million, which resulted from an increase in development activity in key product areas.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. In 2022, we capitalized $88.3 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software, compared with $79.0 million in 2021.

Sales and marketing

Sales and marketing expense increased $81.7 million, or 29.7%, in 2022. Higher compensation expense of $37.7 million was the largest contributor. Sales commission expense grew by $17.5 million due to stronger sales performance in license-based product areas and higher amortization of capitalized commissions related to prior-year sales performance. Advertising and marketing costs increased $10.7 million during 2022 due to higher conference expense and pay-per-click advertising.

General and administrative

General and administrative expense increased $82.0 million, or 25.8%, in 2022. Severance expense of $25.8 million related to severance packages offered to the employees impacted by the company's initiation of the significant reduction of its China operations contributed almost one-third of the increase. Stock-based compensation expense increased $32.1 million primarily due to the overachievement of targets under the PitchBook management bonus plan. Professional fees grew by $17.2 million, driven by the use of third-party resources assisting with software development and technology improvements, M&A-related services, and costs associated with the company's initiation of the significant reduction and shift of its operations in China. In addition, professional fees reflected higher legal fees primarily associated with the completed independent investigation regarding certain research practices of Morningstar Sustainalytics. These increases were offset by a decrease in compensation expense of $6.1 million compared with the prior year, which included a $23.5 million increase to an earn-out accrual related to our acquisition of Sustainalytics.

Depreciation and amortization

In 2022, depreciation and amortization increased $15.9 million, or 10.6%, primarily due to depreciation expense.

Depreciation expense increased $10.8 million in 2022, driven mainly by depreciation expense from increases in capitalized software development incurred over the past several years.

Intangible amortization expense increased $4.7 million in 2022, primarily from additional amortization related to intangibles from the acquisition of LCD and Praemium Portfolio Services Limited.

Consolidated Operating Income and Operating Margin

(in millions)	2022	2021	Change
Operating income	$167.8	$257.0	(34.7)%
Operating margin	9.0%	15.1%	(6.1)	pp

Consolidated operating income decreased $89.2 million in 2022, reflecting an increase in operating expense of $260.5 million, which was partially offset by an increase in revenue of $171.3 million. Operating margin was 9.0% in 2022, a decrease of 6.1 percentage points compared with 2021. The year-over-year decline in margin resulted from increased compensation, stock-based compensation, severance expense, professional fees, and sales commission expense.

In 2022, we reported adjusted operating income of $298.9 million, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

(in millions)	2022	2021	Change
Operating income	$167.8	$257.0	(34.7)%
Add: intangible amortization expense	66.7	62.0	7.6%
Add: M&A-related expenses	17.1	17.4	(1.7)%
Add: M&A-related earn-outs	11.6	27.0	(57.0)%
Add: Severance and personnel expenses (1)	27.5	—	NMF
Add: Transformation costs (1)	8.2	—	NMF
Add: Asset impairment costs (1)	—	—	—%
Adjusted operating income	$298.9	$363.4	(17.7)%

In 2022, we reported an adjusted operating margin of 16.0%, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	2022	2021	Change
Operating margin	9.0%	15.1%	(6.1) pp
Add: intangible amortization expense	3.6%	3.6%	— pp
Add: M&A-related expenses	0.9%	1.0%	(0.1) pp
Add: M&A-related earn-outs	0.6%	1.6%	(1.0) pp
Add: Severance and personnel expenses (1)	1.5%	—%	1.5 pp
Add: Transformation costs (1)	0.4%	—%	0.4 pp
Add: Asset impairment costs (1)	—%	—%	— pp
Adjusted operating margin	16.0%	21.3%	(5.3) pp
______________________________________________________________________________________________________
(1) Reflects costs associated with the significant reduction of the company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated expense recognition from the continued vesting of restricted stock unit (RSU) and market stock unit (MSU) awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

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

Non-Operating Expense, Net, Equity in Net Income (Loss) of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-Operating Expense, Net

The following table presents the components of non-operating expense, net:

(in millions)	2022	2021
Interest income	$1.7	$1.7
Interest expense	(30.1)	(10.4)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	(2.1)	5.0
Realized gains on sale of equity method investments	—	0.9
Other expense, net	(6.7)	(3.7)
Non-operating expense, net	$(37.2)	$(6.5)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes).

Other expense, net includes foreign currency exchange losses and unrealized gains (losses) on investments.

Equity in Net Income (Loss) of Unconsolidated Entities

(in millions)	2022	2021
Equity in net income (loss) of unconsolidated entities	$(3.6)	$5.4

Equity in net income (loss) of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

We describe our investments in unconsolidated entities in more detail in Note 9 of the Notes to our Consolidated Financial Statements.

Effective Tax Rate and Income Tax Expense

The following table summarizes the components of our effective tax rate:

(in millions)	2022	2021
Income before income taxes and equity in net income (loss) of unconsolidated entities	$130.6	$250.5
Equity in net income (loss) of unconsolidated entities	(3.6)	5.4
Total	$127.0	$255.9
Income tax expense	$56.5	$62.6
Effective tax rate	44.5%	24.5%

Our effective tax rate in 2022 was 44.5%, an increase of 20.0 percentage points compared with 24.5% in 2021. The increase was primarily attributable to minimum taxes, non-deductible expenses, and additional reserves for uncertain tax positions.

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents, and investments of $414.6 million, down $131.5 million from the end of 2021.

Cash provided by operating activities is our main source of cash. In 2022, cash provided by operating activities was $297.8 million, reflecting $309.8 million of net income, adjusted for non-cash items, and an additional $12.0 million in negative changes from our net operating assets and liabilities. Cash provided by operating activities decreased $152.1 million, or 33.8%, in 2022. Cash flow was negatively impacted by higher bonus payouts in the first quarter of 2022 related to 2021 annual performance.

On July 2, 2019, we entered into a senior credit agreement (the 2019 Credit Agreement). The 2019 Credit Agreement provided the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $750.0 million, including a $300.0 million revolving credit facility (the 2019 Revolving Credit Facility) and a term loan facility of $450.0 million. On May 6, 2022, the company terminated the 2019 Credit Agreement.

On May 6, 2022, the company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provided the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw of up to $50.0 million and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement also provided for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of LCD and to repay a portion of the borrowings under the 2019 Revolving Credit Facility. The optional second draw on the 2022 Term Facility was available to fund the contingent consideration payment of up to $50.0 million in connection with the LCD acquisition.

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of December 31, 2022, our total outstanding debt under the Amended 2022 Credit Agreement was $761.1 million, net of debt issuance costs, with borrowing availability of $530.0 million under the 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

The proceeds of the additional draw under the Amended 2022 Term Facility were used to repay borrowings under the 2022 Revolving Credit Facility. The proceeds of future borrowings under the Amended 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or other general corporate purposes. See Note 3 of the Notes to our Consolidated Financial Statements for additional information on our Amended 2022 Credit Agreement.

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of December 31, 2022, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million. See Note 3 of the Notes to our Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2022, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 2.2x.

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

Approximately 64% of our cash, cash equivalents, and investments as of December 31, 2022 were held by our operations outside the U.S., up from 57% as of December 31, 2021. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In December 2020, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $400.0 million in shares of the company's outstanding common stock. As of December 31, 2022, we repurchased a total of 887,774 shares for $227.3 million under this authorization.

On December 6, 2022, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. The new program will replace the existing program and the new authorization expires on December 31, 2025.

In 2022, we also paid dividends of $61.5 million. While subsequent dividends will be subject to board approval, we expect to make regular quarterly dividend payments of 37.5 cents per share in 2023.

We expect to continue making capital expenditures in 2023, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations. We continue to adopt more public cloud and software-as-a-service applications for new initiatives and are in the process of migrating relevant parts of our data centers to the public cloud over the next several years. During this migration, we expect to run certain applications and infrastructure in parallel. These actions will continue to have some transitional effects on our level of capital expenditures and operating expenses.

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with MJKK, and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (SBI).

Pursuant to the Termination Agreement, MJKK will cease use of the Morningstar brand and Morningstar and MJKK agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay MJKK 8 billion Japanese yen, comprised of 6 billion Japanese yen (approximately $45.0 million), paid upon termination of the License Agreement on March 30, 2023, and a contingent payment of 2 billion Japanese yen (approximately $15.0 million), paid upon the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by MJKK’s customers.

As part of such transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in MJKK to SBI. The tender period is expected to conclude on February 28, 2023.

On February 6, 2023, we made a cash payment of $50.0 million, resolving our contingent consideration liability related to our acquisition of LCD.

We also expect to use a portion of our cash and investments balances in the first quarter of 2023 to make annual bonus payments of approximately $99.2 million related to the 2022 bonus program compared with $139.9 million paid in the first quarter of 2022 for the 2021 bonus program.

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

(in millions)	2022	2021	Change
Cash provided by operating activities	$297.8	$449.9	(33.8)%
Capital expenditures	(129.5)	(101.8)	27.2%
Free cash flow	$168.3	$348.1	(51.7)%

We generated free cash flow of $168.3 million in 2022, a decrease of $179.8 million compared with 2021. The change reflects a $152.1 million decrease in cash provided by operating activities as well as a $27.7 million increase in capital expenditures. The decline in free cash flow was due primarily to lower cash earnings, higher bonus payments made in 2022 related to 2021 performance, higher interest expense, and an increase in capital expenditures driven in large part by higher software development costs. Capital expenditures increased due to investments in office build-outs and refreshes, in addition to increased capitalized software development activities. Excluding $40.0 million and $16.6 million of M&A-related earn-out payments in the second quarter of 2022 and 2021, respectively, operating cash and free cash flow would have declined by 27.6% and 42.9%, respectively.

Acquisitions

We paid a total of $739.3 million, less cash acquired, related to acquisitions over the past three years. We describe these acquisitions in Note 8 of the Notes to our Consolidated Financial Statements.

We paid a total of $65.9 million related to additional investments in unconsolidated entities over the past three years. We describe these investments in Note 9 of the Notes to our Consolidated Financial Statements.

Divestitures

We had no divestitures in 2022, 2021, or 2020.

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

We make judgments related to revenue recognition, including allocating the transaction price in a contract. For contracts that combine multiple products and services or other performance obligations, we make judgments regarding the value of each obligation in the arrangement based on selling prices of the items as if sold separately. We recognize revenue as we satisfy our performance obligations under the terms of the contracts with our customers. If arrangements include an acceptance provision, which exists infrequently, we begin recognizing revenue upon the receipt of customer acceptance.

We make judgments at the beginning of an arrangement regarding whether collection of the consideration to which we are entitled is probable. We typically sell to institutional customers with whom we have a history of successful collections and assess the likelihood of collection on a customer-by-customer basis.

Deferred revenue is the amount collected in advance for subscriptions, licenses, or services that has not yet been recognized as revenue. Deferred revenue totaled $489.1 million at the end of 2022 (of which $455.6 million was classified as a current liability with an additional $33.5 million included in other long-term liabilities). We expect to recognize this deferred revenue in future periods as we fulfill our performance obligations under our subscription and service agreements.

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

To account for each business combination, we utilize the acquisition method of accounting which requires the following steps (1) identifying the acquirer, (2) determining the acquisition date, (3) recognizing and measuring identifiable assets acquired and liabilities assumed, and (4) recognizing and measuring goodwill or a gain from a bargain purchase.

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
•Estimate the fair value of these intangible assets: We may consider various approaches to value the intangible assets. These include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with another asset of like utility by applying the reproduction cost method or replacement cost method; the market approach, which values the asset through an analysis of sales and offerings of comparable assets which can be adjusted to reflect differences between the investment or asset being valued and the comparable investments or assets, such as historical financial condition and performance, expected economic benefits, time and terms of sale, utility, and physical characteristics, and the income approach, which measures the value of an asset based on the present value of the economic benefits it is expected to produce utilizing inputs such as estimated future cash flows based on forecasted revenue growth rates and margins, estimated attrition rates and discount rate assumptions.
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
We recognize the fair value of any contingent payments at the date of acquisition as part of the consideration transferred to acquire a business. Contingent payments are recognized at fair value at the date of acquisition using either a Monte Carlo simulation, which requires the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, or calculating the weighted average of the estimated contingent payment scenarios. The liability associated with contingent consideration is remeasured to fair value at each reporting period subsequent to the date of acquisition considering factors that may impact the timing and amount of contingent payments until the term of the agreement has expired or the contingency is resolved. Any changes in the fair value measurement will be recorded in our Consolidated Statements of Income. In evaluating the characterization of contingent and deferred payments, we analyze relevant factors, including the nature of the payment, continuing employment requirements, incremental payments to employees of the acquired business, and timing and rationale underlying the transaction, to determine whether the payments should be accounted for as additional purchase consideration or post-combination related services.
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

Recently Issued Accounting Pronouncements

Refer to Note 17 of the Notes to our Consolidated Financial Statements for recently adopted accounting pronouncements as of December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of December 31, 2022, our cash, cash equivalents, and investments balance was $414.6 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $7.6 million impact on our interest expense based on our outstanding principal balance and SOFR rates around December 31, 2022.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the U.S. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2022:

(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Foreign currency rate in U.S. dollars as of December 31, 2022	0.6820	1.2105	0.7385	1.0709	n/a

Foreign denominated percentage of revenue	2.9%	7.1%	5.9%	6.3%	5.4%
Foreign denominated percentage of operating income (loss)	7.3%	(17.3)%	(3.7)%	10.9%	(77.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(5.4)	$(13.1)	$(10.5)	$(11.9)	$(10.1)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.2)	$2.9	$0.7	$(1.9)	$12.5

The table below shows our net investment exposure in foreign currencies as of December 31, 2022:

(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$71.0	$355.0	$384.8	$231.7	$212.7
Less: liabilities	32.2	88.0	166.6	161.2	7.0
Net currency position	$38.8	$267.0	$218.2	$70.5	$205.7

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.9)	$(26.7)	$(21.8)	$(7.1)	$(20.6)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Morningstar Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of acquisition-date fair value of the customer-related intangible assets

As discussed in Note 8 to the consolidated financial statements, on June 1, 2022 the Company acquired Leveraged Commentary and Data (“LCD”) in a business combination for total acquisition date fair value of consideration of $645.5 million. As an element of the transaction, the Company acquired customer-related intangible assets. The acquisition-date fair value for the customer-related intangible assets was $197.3 million.

We identified the evaluation of the acquisition-date fair value of the customer-related intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating certain key assumptions in the Company’s income approach methodology used to determine fair value, including:

● forecasted revenue growth rate

● margins

● discount rate

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to determine the acquisition-date fair value of the customer-related intangible assets, including controls over the determination of the key assumptions noted above. We evaluated the Company’s forecasted revenue growth rate and margins by comparing these assumptions to certain peer companies and internal historical data. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data from comparable companies.

Evaluation of sufficiency of audit evidence over revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has recorded $1,870.6 million in revenues, for the year ended December 31, 2022. The Company’s process to account for and recognize revenue differs between certain revenue streams.

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

The following are the primary procedures we performed to address this critical audit matter. We used auditor judgment to determine the nature and extent of procedures to be performed, including the determination of the revenue streams over which those procedures were performed. For product revenue streams where procedures were performed, we:

● evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition processes

● evaluated the Company’s revenue recognition accounting policies

● selected certain revenue transactions and assessed recorded amounts by comparing them for consistency with underlying documentation, including the customer contract

● evaluated certain revenue transactions for consistency with the Company’s accounting policies, as applicable, including timing of revenue recognition

In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of audit effort over revenue.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Morningstar Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules II (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Leverage Commentary and Data (LCD) and Praemium Portfolio Services Limited (Praemium) during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the internal control over financial reporting of the operations of the acquired businesses. The operations of LCD are 0.5% of consolidated assets and 1.8% of consolidated revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The operations of Praemium are 0.4% of consolidated assets and 0.3% of consolidated revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LCD and Praemium.

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

/s/ KPMG LLP
Chicago, Illinois
February 24, 2023

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31 (in millions except per share amounts)	2022	2021	2020
Revenue	$1,870.6	$1,699.3	$1,389.5

Operating expense:
Cost of revenue	779.3	698.4	556.4
Sales and marketing	356.5	274.8	206.4
General and administrative	400.4	318.4	272.0
Depreciation and amortization	166.6	150.7	139.5
Total operating expense	1,702.8	1,442.3	1,174.3

Operating income	167.8	257.0	215.2

Non-operating income (expense), net:
Interest expense, net	(28.4)	(8.7)	(9.5)
Realized gains (losses) on sale of investments, reclassified from other comprehensive income	(2.1)	5.0	2.1
Realized gains on sale of equity method investments	—	0.9	30.0
Holding gain on previously held equity interest	—	—	50.9
Other expense, net	(6.7)	(3.7)	(5.7)
Non-operating income (expense), net	(37.2)	(6.5)	67.8

Income before income taxes and equity in net income (loss) of unconsolidated entities	130.6	250.5	283.0

Equity in net income (loss) of unconsolidated entities	(3.6)	5.4	0.3

Income tax expense	56.5	62.6	59.7

Consolidated net income	$70.5	$193.3	$223.6

Net income per share:
Basic	$1.65	$4.50	$5.22
Diluted	$1.64	$4.45	$5.18

Dividends per common share:
Dividends declared per common share	$1.46	$1.31	$1.22
Dividends paid per common share	$1.44	$1.26	$1.20

Weighted average shares outstanding:
Basic	42.6	43.0	42.9
Diluted	42.9	43.4	43.2

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31 (in millions)	2022	2021	2020
Consolidated net income	$70.5	$193.3	$223.6

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(58.2)	(15.1)	37.3
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(7.0)	5.7	2.9
Reclassification of (gains) losses on investments included in net income	1.5	(3.9)	(1.6)
Other comprehensive income (loss), net	(63.7)	(13.3)	38.6

Comprehensive income	$6.8	$180.0	$262.2

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in millions except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$376.6	$483.8
Investments	38.0	62.3
Accounts receivable, less allowance for credit losses of $6.6 million and $4.5 million, respectively	307.9	268.9
Income tax receivable	—	8.9
Deferred commissions	40.7	31.2
Prepaid expenses	36.7	30.6
Other current assets	10.9	1.9
Total current assets	810.8	887.6
Goodwill	1,571.7	1,207.0
Intangible assets, net	548.6	328.2
Property, equipment, and capitalized software, net	199.4	171.8
Operating lease assets	191.6	149.2
Investments in unconsolidated entities	96.0	63.3
Deferred tax assets, net	10.8	12.8
Deferred commissions	35.4	31.1
Other assets	10.5	11.7
Total assets	$3,474.8	$2,862.7

Liabilities and equity
Current liabilities:
Deferred revenue	$455.6	$377.4
Accrued compensation	220.1	273.7
Accounts payable and accrued liabilities	76.2	76.5
Current portion of long-term debt	32.1	—
Operating lease liabilities	37.3	36.4
Contingent consideration liability	50.0	17.3
Other current liabilities	11.2	2.2
Total current liabilities	882.5	783.5
Operating lease liabilities	176.7	135.7
Accrued compensation	20.7	16.3
Deferred tax liabilities, net	62.9	101.7
Long-term debt	1,077.5	359.4
Deferred revenue	33.5	36.4
Other long-term liabilities	13.9	13.8
Total liabilities	$2,267.7	$1,446.8

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,480,051 and 43,136,273 shares were outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock at cost, 11,991,517 and 11,124,021 shares as of December 31, 2022 and December 31, 2021 respectively	(986.7)	(764.3)
Additional paid-in capital	757.8	689.0
Retained earnings	1,535.0	1,526.5
Accumulated other comprehensive loss:
Currency translation adjustment	(99.0)	(40.8)
Unrealized gain on available-for-sale investments, net of tax	—	5.5
Total accumulated other comprehensive loss	(99.0)	(35.3)
Total equity	1,207.1	1,415.9
Total liabilities and equity	$3,474.8	$2,862.7

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity
Balance as of December 31, 2019	42,848,359	$—	$(728.7)	$655.0	$1,217.9	$(60.6)	$1,083.6

Net income		—	—	—	223.6	—	223.6
Other comprehensive income (loss), net:
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.9	2.9
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(1.6)	(1.6)
Foreign currency translation adjustment, net		—	—	—	—	37.3	37.3
Other comprehensive income (loss), net		—	—	—	—	38.6	38.6

Issuance of common stock related to stock-option exercises and vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	364,724	—	3.3	(26.4)	—	—	(23.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	6.1	—	—	6.1
Stock-based compensation — restricted stock units		—	—	22.2	—	—	22.2
Stock-based compensation — performance share awards		—	—	10.2	—	—	10.2
Stock-based compensation — market stock units		—	—	4.2	—	—	4.2
Common shares repurchased	(314,925)	—	(41.9)	—	—	—	(41.9)
Dividends declared ($1.22 per share)		—	—	—	(52.1)	—	(52.1)
Balance as of December 31, 2020	42,898,158	—	(767.3)	671.3	1,389.4	(22.0)	1,271.4

Net income		—	—	—	193.3	—	193.3
Other comprehensive income (loss), net:
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	5.7	5.7
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(3.9)	(3.9)
Foreign currency translation adjustment, net		—	—	—	—	(15.1)	(15.1)
Other comprehensive income (loss), net		—	—	—	—	(13.3)	(13.3)

Issuance of common stock related to stock-option exercises and vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	243,015	—	4.3	(33.0)	—	—	(28.7)
Reclassification of awards previously liability-classified that were converted to equity		—	—	8.8	—	—	8.8
Stock-based compensation — restricted stock units		—	—	25.8	—	—	25.8
Stock-based compensation — performance share awards		—	—	10.6	—	—	10.6
Stock-based compensation — market stock units		—	—	5.5	—	—	5.5
Common shares repurchased	(4,900)	—	(1.3)	—	—	—	(1.3)
Dividends declared ($1.31 per share)		—	—	—	(56.2)	—	(56.2)
Balance as of December 31, 2021	43,136,273	—	(764.3)	689.0	1,526.5	(35.3)	1,415.9

Net income		—	—	—	70.5	—	70.5
Other comprehensive income (loss), net:
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(7.0)	(7.0)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	1.5	1.5
Foreign currency translation adjustment, net		—	—	—	—	(58.2)	(58.2)
Other comprehensive income (loss), net		—	—	—	—	(63.7)	(63.7)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	226,652	—	3.6	(33.6)	—	—	(30.0)
Reclassification of awards previously liability-classified that were converted to equity			—	19.2	—	—	19.2
Stock-based compensation — restricted stock units		—	—	35.9	—	—	35.9
Stock-based compensation — performance share awards		—	—	37.2	—	—	37.2
Stock-based compensation — market stock units		—	—	10.1	—	—	10.1
Common shares repurchased	(882,874)	—	(226.0)	—	—	—	(226.0)
Dividends declared ($1.46 per share)		—	—	—	(62.0)	—	(62.0)
Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31 (in millions)	2022	2021	2020
Operating activities
Consolidated net income	$70.5	$193.3	$223.6
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	166.6	150.7	139.5
Deferred income taxes	(37.3)	(12.1)	(6.7)
Stock-based compensation expense	83.2	41.9	36.6
Provision for bad debt	3.8	1.9	2.8
Equity in net (income) loss of unconsolidated entities	3.6	(5.4)	(0.3)
Gain on sale of equity method investments	—	(0.9)	(30.0)
Holding gain on previously held equity interest	—	—	(50.9)
Acquisition earn-out accrual	4.5	17.8	27.8
Other, net	14.9	(0.9)	3.0
Changes in operating assets and liabilities
Accounts receivable	(38.6)	(67.9)	(9.2)
Accounts payable and accrued liabilities	(2.0)	7.1	(9.5)
Accrued compensation and deferred commissions	(37.5)	58.0	18.2
Income taxes, current	18.9	(6.1)	8.0
Deferred revenue	60.0	78.2	29.5
Other assets and liabilities	(12.8)	(5.7)	1.9
Cash provided by operating activities	297.8	449.9	384.3

Investing activities
Purchases of investment securities	(36.5)	(71.1)	(56.4)
Proceeds from maturities and sales of investment securities	43.0	58.8	46.9
Capital expenditures	(129.5)	(101.8)	(76.7)
Acquisitions, net of cash acquired	(646.7)	(24.8)	(67.8)
Proceeds from sale of equity method investments, net	—	1.1	35.2
Purchases of investments in unconsolidated entities	(29.4)	(29.8)	(6.7)
Other, net	(0.2)	(0.1)	1.7
Cash used for investing activities	(799.3)	(167.7)	(123.8)

Financing activities
Common shares repurchased	(226.0)	(1.3)	(41.9)
Dividends paid	(61.5)	(54.2)	(51.4)
Proceeds from revolving credit facility	475.0	10.0	60.0
Repayment of revolving credit facility	(355.0)	(10.0)	(130.0)
Proceeds from 2030 Notes	—	—	350.0
Proceeds from term facility	650.0	—	—
Repayment of term facility	(19.1)	(90.0)	(343.4)
Proceeds from stock-option exercises	—	0.2	1.9
Employee taxes withheld for stock awards	(29.9)	(29.0)	(25.1)
Payment of acquisition-related earn-outs	(16.2)	(34.4)	—
Other, net	(2.2)	(3.1)	(2.3)
Cash provided by (used for) financing activities	415.1	(211.8)	(182.2)

Effect of exchange rate changes on cash and cash equivalents	(20.8)	(9.1)	10.1
Net increase (decrease) in cash and cash equivalents	(107.2)	61.3	88.4
Cash and cash equivalents—beginning of period	483.8	422.5	334.1
Cash and cash equivalents—end of period	$376.6	$483.8	$422.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$75.3	$80.9	$58.2
Cash paid for interest	$28.4	$10.4	$11.1
Supplemental information of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$0.4	$2.1	$1.8

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our, the company) provide independent investment insights for investors around the world. We offer an extensive line of products and services for individual and institutional investors in public and private capital markets, financial advisors, asset managers, retirement plan providers and sponsors, and issuers of securities. We conduct business operations through wholly- or majority-owned subsidiaries in 32 countries.

2. Summary of Significant Accounting Policies

The acronyms that appear in these Notes to our Consolidated Financial Statements refer to the following:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SEC	Securities and Exchange Commission

Principles of Consolidation. We conduct our business operations through wholly- or majority-owned operating subsidiaries. The accompanying consolidated financial statements include the accounts of Morningstar, Inc. and our subsidiaries. We consolidate assets, liabilities, and results of operations of subsidiaries in which we have a controlling interest and eliminate all significant intercompany accounts and transactions.

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

Investments. We account for our investments in debt securities in accordance with FASB ASC 320, Investments—Debt Securities (FASB ASC 320). We classify our debt securities into two categories: held-to-maturity and available-for-sale.

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

We account for our investments in equity securities in accordance with FASB ASC 321, Investments— Equity Securities (FASB ASC 321). We measure equity investments at fair value with the related realized and unrealized gains and losses recognized in our Consolidated Statements of Income. For equity investments without a readily determinable fair value, we measure these at cost less impairment and adjusting for observable price changes in orderly transactions. We will apply this measurement method to the investment until or if it becomes eligible to be measured at fair value, which is reassessed at each reporting period. We account for non-marketable equity investments over which we exercise significant influence, but do not have control over the investee, under the equity method.

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

Goodwill. Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions, divestitures, and the effect of foreign currency translations. In accordance with FASB ASC 350, Intangibles—Goodwill and Other, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit. We performed our annual impairment review in the fourth quarter and did not record any impairment losses in 2022, 2021, and 2020.

Intangible Assets. We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to twenty years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2022, 2021, and 2020.

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

Computer Software and Internal Product Development Costs. We capitalize certain costs in accordance with FASB ASC 350-40, Internal-Use Software. Internal product development costs mainly consist of employee costs for developing new web-based products and certain major enhancements of existing products. We amortize these costs on a straight-line basis over the estimated economic life, which is generally three years. We include capitalized software development costs related to projects that have not been placed into service in our construction in progress balance.

The table below summarizes our depreciation expense related to capitalized developed software for the past three years:

(in millions)	2022	2021	2020
Capitalized software depreciation expense	$64.3	$59.9	$53.9

The table below summarizes our capitalized software development costs for the past three years:

(in millions)	2022	2021	2020
Capitalized software development costs	$81.0	$74.0	$60.3

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

Right-of-use assets and operating lease liabilities are measured using the present value of future lease payments of the lease term at the commencement date. Right-of-use assets also include initial direct costs incurred by the company, net of prepayments and lease incentives. In the absence of an explicit rate in the lease agreement, the discount rate used to calculate present value is equal to the company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the life of the lease and is included in general and administrative expenses on the Consolidated Statements of Income.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (FASB ASC Topic 606).

Under FASB ASC Topic 606, we recognize revenue by applying the following five-step model to each of our customer arrangements:

1.Identify the customer contract;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenue when (or as) performance obligations are satisfied.

Revenues are recognized when (or as) performance obligations are satisfied by transferring a promised product or service to the customer. Products or services are transferred when (or as) the customer obtains control of the product or service. The transaction price for a customer arrangement is the amount we expect to be entitled to in exchange for transferring the promised product or service. The transaction price may include fixed amounts, variable amounts, or both. When the right to payment exceeds revenue recognized, the result is an increase to deferred revenue. When a customer’s license-based contract is signed, the customer’s service is activated immediately, except where customizations are required. License-based arrangements, our largest source of revenue from customers, generally are billed quarterly or annually. Customers are typically given payment terms of zero to sixty days.

Revenue from contracts with customers is derived from license-based arrangements, asset-based arrangements, and transaction-based arrangements.

License-based revenue, which represents subscription services available to customers and not a license under the accounting guidance, is generated through subscription contracts with our customers of PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, Morningstar Advisor Workstation, Morningstar Enterprise Components, and other similar products. Our performance obligations under these contracts are typically satisfied over time, as the customer has access to the service during the term of the subscription license and the level of service is consistent during the contract period. Each individual day within the contract period is viewed to be a service and the entirety of the service subscription term is determined to be a series combined into a single performance obligation and recognized over-time and on a straight-line basis, typically over terms of 1 to 3 years.

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

Sales Commissions. We capitalize sales commissions, which are considered directly attributable to obtaining a customer contract under FASB ASC Topic 606 and FASB ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Estimates of these capitalized costs are developed by using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of December 31, 2022, the period of transfer was determined to be approximately three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

Stock-Based Compensation Expense. We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation (FASB ASC 718). Our stock-based compensation expense reflects grants of restricted stock units, performance share awards, and market stock units. We measure the fair value of our restricted stock units and performance share awards on the grant date based on the closing market price of Morningstar's common stock on the day prior to the grant. For market stock units, we estimate the fair value of the awards using a Monte Carlo valuation model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

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

Severance: We account for post-employment benefits in accordance with FASB ASC 712, Compensation - Non-retirement Post-employment Benefits (FASB ASC 712). Under FASB ASC 712, we recognize compensation expense associated with these benefits as a liability when probable and estimable.

In July 2022, the company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations.

As a result of these activities, the company incurred $25.9 million of severance expense in 2022, which represents substantially all of the severance costs expected to be incurred with the remainder to be recognized through the third quarter of 2023. These amounts were recorded within "General and administrative" on our Consolidated Statements of Income.

3. Credit Arrangements

Debt

The following table summarizes our debt as of December 31, 2022 and 2021.

(in millions)	As of December 31, 2022	As of December 31, 2021
Term Facility, net of unamortized debt issuance costs of $0.7 million and $0.1 million, respectively	$641.1	$11.0
Revolving Credit Facility	120.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.5 million and $1.6 million, respectively	348.5	348.4
Total debt	$1,109.6	$359.4

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

On May 6, 2022, the company entered into a new senior credit agreement (the 2022 Credit Agreement). The 2022 Credit Agreement provided the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan (the 2022 Term Facility) with an initial draw of $600.0 million and an option for a second draw of up to $50.0 million and a $450.0 million revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement also provided for the issuance of up to $50.0 million of letters of credit and a $100.0 million sub-limit for a swingline.

The proceeds of the first draw under the 2022 Term Facility and initial borrowings under the 2022 Revolving Credit Facility were used to finance the acquisition of Leveraged Commentary & Data (LCD) and to repay a portion of the borrowings under the 2019 Revolving Credit Facility. The optional second draw on the 2022 Term Facility was available to fund the contingent consideration payment of up to $50.0 million in connection with the LCD acquisition.

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of December 31, 2022, our total outstanding debt under the Amended 2022 Credit Agreement was $761.1 million, net of debt issuance costs, with borrowing availability of $530.0 million under the 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

The proceeds of the additional draw under the Amended 2022 Term Facility were used to repay borrowings under the 2022 Revolving Credit Facility. The proceeds of future borrowings under the Amended 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or other general corporate purposes.

The interest rate applicable to any loan under the Amended 2022 Credit Agreement is, at the company's option, either: (i) the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans, which ranges between 1.00% and 1.48%, based on the company's consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.38%, based on our consolidated leverage ratio.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2022, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are tested on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2022.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

(in millions, except per share amounts)	2022	2021	2020
Basic net income per share:
Consolidated net income	$70.5	$193.3	$223.6

Weighted average common shares outstanding	42.6	43.0	42.9

Basic net income per share	$1.65	$4.50	$5.22

Diluted net income per share:
Consolidated net income	$70.5	$193.3	$223.6

Weighted average common shares outstanding	42.6	43.0	42.9
Net effect of dilutive stock options and stock awards	0.3	0.4	0.3
Weighted average common shares outstanding for computing diluted income per share	42.9	43.4	43.2

Diluted net income per share	$1.64	$4.45	$5.18

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

5. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31
(in millions)	2022	2021	2020
License-based	$1,331.7	$1,131.7	$934.9
Asset-based	269.4	264.9	223.8
Transaction-based	269.5	302.7	230.8
Consolidated revenue	$1,870.6	$1,699.3	$1,389.5

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

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of December 31, 2022 had a net increase of $75.3 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $309.2 million of revenue in 2022 that was included in the contract liabilities balance as of December 31, 2021.

We expect to recognize revenue related to our contract liabilities, including future billings, for 2023 and subsequent years as follows:

(in millions)	As of December 31, 2022
2023	$790.2
2024	176.3
2025	58.5
2026	14.6
2027	5.9
Thereafter	28.2
Total	$1,073.7

The aggregate amount of revenue we expect to recognize for 2023 and subsequent years is higher than our contract liability balance of $489.1 million as of December 31, 2022. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our licensed-based, asset-based, and transaction-based contracts as of December 31, 2022. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of December 31, 2022, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from December 31, 2022. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

	As of December 31
(in millions)	2022	2021
Accounts receivable, less allowance for credit losses	$307.9	$268.9
Deferred commissions	76.1	62.3
Total contract assets	$384.0	$331.2

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

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets, by geographical area:

Revenue by geographical area
	Year ended December 31
(in millions)	2022	2021	2020
United States	$1,353.9	$1,184.3	$970.8

Asia	44.8	41.1	33.6
Australia	55.8	56.9	45.6
Canada	109.8	112.9	101.5
Continental Europe	162.9	159.1	113.8
United Kingdom	133.6	135.7	117.5
Other	9.8	9.3	6.7
Total International	516.7	515.0	418.7

Consolidated revenue	$1,870.6	$1,699.3	$1,389.5

Property, equipment, and capitalized software, net by geographical area
	As of December 31
(in millions)	2022	2021
United States	$165.6	$139.3

Asia	12.8	8.8
Australia	2.3	3.1
Canada	4.5	3.8
Continental Europe	8.5	10.1
United Kingdom	5.4	6.4
Other	0.3	0.3
Total International	33.8	32.5

Consolidated property, equipment, and capitalized software, net	$199.4	$171.8

Operating lease assets by geographical area
	As of December 31
(in millions)	2022	2021
United States	$120.0	$82.7

Asia	22.6	24.1
Australia	3.9	4.6
Canada	5.5	7.1
Continental Europe	18.5	15.8
United Kingdom	20.6	14.4
Other	0.5	0.5
Total International	71.6	66.5

Consolidated operating lease assets	$191.6	$149.2

7. Investments and Fair Value Measurements

We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale and held-to-maturity. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. Except for the convertible note described below, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We classify our investment portfolio as shown below:

	As of December 31
(in millions)	2022	2021
Equity investments	$32.7	$46.8
Available-for-sale	2.3	12.3
Held-to-maturity	3.0	3.2
Total	$38.0	$62.3

The following table shows the cost, unrealized gains, and fair values related to investments classified as equity investments, available-for-sale, and held-to-maturity:

	As of December 31, 2022				As of December 31, 2021
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Equity investments:
Marketable equity investments, exchange traded funds, and mutual funds	$30.7	$2.5	$(0.5)	$32.7	$39.6	$8.2	$(1.0)	$46.8
Available-for-sale:
Marketable debt securities	2.2	0.1	—	2.3	5.5	—	—	5.5
Convertible note	—	—	—	—	5.0	1.8	—	6.8
Held-to-maturity:
Certificates of deposit	3.0	—	—	3.0	3.2	—	—	3.2
Total	$35.9	$2.6	$(0.5)	$38.0	$53.3	$10.0	$(1.0)	$62.3

As of December 31, 2022 and 2021, debt securities with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as held-to-maturity based on their contractual maturities as of December 31, 2022 and 2021.

	As of December 31, 2022		As of December 31, 2021
(in millions)	Cost	Fair Value	Cost	Fair Value
Held-to-maturity:
Due in one year or less	$3.0	$3.0	$3.2	$3.2
Due in one to three years	—	—	—	—
Total	$3.0	$3.0	$3.2	$3.2

The following table shows the realized gains and losses arising from sales of our investments classified as equity investments and available-for-sale recorded in our Consolidated Statements of Income:

(in millions)	2022	2021	2020
Realized gains	$1.0	$5.0	$2.1
Realized losses	(3.1)	—	—
Realized gains (losses), net	$(2.1)	$5.0	$2.1

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains (losses) on the convertible note and equity securities as recorded in our Consolidated Statements of Income:

(in millions)	2022	2021	2020
Unrealized gains (losses), net	$5.4	$1.8	$(0.4)

The table below shows the fair value of our assets and liabilities subject to fair value measurements that are measured at fair value on a recurring basis using the fair value hierarchy:

	Fair Value
	as of	Level Within the Fair Value Hierarchy as of December 31, 2022
(in millions)	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Marketable equity investments, exchange-traded funds, and mutual funds	$32.7	$32.7	$—	$—
Marketable debt securities	2.3	2.3	—	—
Convertible note	—	—	—	—
Cash equivalents	0.2	0.2	—	—
Financial liabilities:
Contingent consideration	50.0	—	—	50.0
Total	$85.2	$35.2	$—	$50.0

	Fair Value
	as of	Level Within the Fair Value Hierarchy as of December 31, 2021
(in millions)	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Marketable equity investments, exchange-traded funds, and mutual funds	$46.8	$46.8	$—	$—
Marketable debt securities	5.5	5.5	—	—
Convertible note	6.8	—	—	6.8
Cash equivalents	0.6	0.6	—	—
Financial liabilities:
Contingent consideration	17.3	—	—	17.3
Total	$77.0	$52.9	$—	$24.1

We measure the fair value of money market funds, mutual funds, marketable equity securities, marketable debt securities, and exchange-traded funds based on quoted prices in active markets for identical assets or liabilities. We did not hold any securities categorized as Level 2 as of December 31, 2022 and 2021.

As of December 31, 2022, financial assets and liabilities that are classified as Level 3 within the fair value hierarchy include a contingent consideration liability of $50.0 million, which represents the acquisition date fair value of $45.5 million plus changes due to fair value remeasurement in subsequent reporting periods.

The contingent consideration reflects potential future payments that are contingent upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P Global (S&P) contracts that include other S&P products and services. This additional purchase consideration, for which the amount is contingent, is recognized at fair value at the date of acquisition, which was calculated as the weighted average of the estimated contingent payment scenarios. The contingent consideration is remeasured each reporting period until the contingency is resolved with any changes in fair value recorded in current period earnings. As of the balance sheet date, the maximum amount of the contingent consideration related to the LCD acquisition has been accrued as December 31, 2022.

As of December 31, 2021, financial assets and liabilities that were classified as Level 3 within the fair value hierarchy included a contingent consideration liability of $17.3 million and a convertible note recorded as an available-for-sale investment of $6.8 million.

As of December 31, 2021, the contingent consideration liability reflected potential future payments that were contingent upon the achievement of certain revenue metrics related to our acquisition of Sustainalytics that were paid on June 30, 2022. This additional purchase consideration, for which the amount was contingent, was recognized at fair value at the date of acquisition using a Monte Carlo simulation, which required the use of management assumptions and inputs, such as projected financial information related to revenue growth and expected margin percentage, among other valuation related items, and was remeasured each reporting period until the contingency was resolved with any changes in fair value recorded in current period earnings. At December 31, 2021, the fair value of the contingent consideration liability was impacted by foreign currency translations and not by adjustments to key assumptions used in our fair value estimates compared to the assumptions used in the acquisition date fair value estimates. In the second quarter of 2022, we made the third and final cash payment of $56.2 million, resolving our contingent consideration liability related to our acquisition of Sustainalytics. The payment was based on the achievement of certain revenue metrics for the year ended December 31, 2021.

The convertible note purchased in the second quarter of 2021 was remeasured at fair value each reporting period until it was converted, with any gains or losses recorded in our Consolidated Statements of Income. During the second quarter of 2022, we converted our convertible note, which was previously recorded as an available-for-sale investment, into shares of preferred stock of SmartX Advisory Solutions, which are now accounted for as an investment in equity securities. The preferred stock was initially measured at fair value and any subsequent remeasurement may occur upon impairment or an observable price change via a transaction with identical or similar instruments of the same issuer. The preferred stock is classified as an "Investment in unconsolidated entities" on our Consolidated Balance Sheet as of December 31, 2022.

8. Acquisitions, Goodwill, and Other Intangible Assets

2022 Acquisitions

Leveraged Commentary & Data (LCD)

On June 1, 2022, we completed our acquisition of LCD, a market leader in news, research, data, insights, and indexes for the leveraged finance market, from S&P for an initial cash payment of $600.0 million plus a contingent payment of up to $50.0 million. We began consolidating the financial results of LCD in our consolidated financial statements as of June 1, 2022.

The total consideration transferred has been recorded as $645.5 million, comprised of a $600.0 million cash payment plus contingent consideration with an acquisition date fair value of $45.5 million.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. We did not record any adjustments to the purchase price allocation during the fourth quarter of 2022 compared with the preliminary estimates recorded in the second quarter of 2022.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The final contingent consideration was determined based upon the achievement of certain conditions related to the separation of LCD’s contractual relationships from S&P contracts that include other S&P products and services during the six-month period following closing. To estimate the fair value of the contingent consideration at the acquisition date, we calculated the weighted average of the estimated contingent payment scenarios. At subsequent balance sheet dates, the contingent consideration was measured at fair value and any changes in the estimate were recorded in earnings unless the change in fair value was the result of facts and circumstances that existed as of the acquisition date. During the third and fourth quarters of 2022, the contingent consideration was remeasured and increased by $0.9 million and $3.6 million, respectively, for total consideration of $50.0 million as of December 31, 2022. The contingent consideration is classified as "Contingent consideration liabilities" on our Consolidated Balance Sheet.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration	$645.5

Accounts receivable and other current assets	$9.7
Intangible assets, net	275.6
Deferred revenue	(25.8)
Total fair value of net assets acquired	$259.5

Goodwill	$386.0

Acquired accounts receivable were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $275.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$197.3	20
Technology-based assets	65.7	10
Intellectual property	12.6	10
Total intangible assets	$275.6

Goodwill of $386.0 million represents the excess over the fair value of the net tangible and intangible assets acquired. Since LCD was an asset acquisition, goodwill is deductible for income tax purposes for that transaction.

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

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. We did not record any significant adjustments to the purchase price allocation during the fourth quarter of 2022 compared with the preliminary estimates recorded in the second quarter of 2022.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The following table summarizes our allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(in millions)
Fair value of consideration transferred	$44.9

Cash and cash equivalents	$5.5
Accounts receivable and other current and non-current assets	3.3
Intangible assets, net	22.1
Deferred revenue	(0.3)
Deferred tax liability, net	(5.4)
Other current and non-current liabilities	(2.2)
Total fair value of net assets acquired	$23.0

Goodwill	$21.9

Acquired accounts receivable were recorded at gross contractual amounts receivable, which approximates fair value. We expect to collect substantially all of the gross contractual amounts receivable within a reasonable period of time after the acquisition date.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $22.1 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$2.9	10
Technology-based assets	19.2	10
Total intangible assets	$22.1

Goodwill of $21.9 million represents the excess over the fair value of the net tangible and intangible assets acquired. Goodwill is not deductible for income tax purposes for that transaction.

We recognized a preliminary net deferred tax liability of $5.4 million primarily because the amortization expense related to certain intangible assets is not deductible for income tax purposes.

2021 Acquisitions

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

At July 2, 2020, acquired accounts receivable were recorded at gross contractual amounts receivable, which approximates fair value. At December 31, 2020, substantially all amounts were collected.

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

Goodwill

The following table shows the changes in our goodwill balances from January 1, 2021 to December 31, 2022:

(in millions)
Balance as of January 1, 2021	$1,205.0
Acquisition of Moorgate	14.9
Other, primarily foreign currency translation	(12.9)
Balance as of December 31, 2021	$1,207.0
Acquisition of LCD	386.0
Acquisition of Praemium	21.9
Other primarily foreign currency translation	(43.2)
Balance as of December 31, 2022	$1,571.7

We did not record any impairment losses in 2022, 2021, or 2020 as the estimated fair value of our reporting unit exceeded its carrying value and we did not note any indicators of impairment. We perform our annual impairment testing during the fourth quarter of each year.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2022				As of December 31, 2021
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$595.1	$(221.3)	$373.8	14	$413.7	$(192.8)	$220.9	11
Technology-based assets	312.8	(173.8)	139.0	8	232.3	(157.7)	74.6	7
Intellectual property & other	92.1	(56.3)	35.8	8	83.0	(50.3)	32.7	8
Total intangible assets	$1,000.0	$(451.4)	$548.6	12	$729.0	$(400.8)	$328.2	10

The following table summarizes our amortization expense related to intangible assets:

(in millions)	2022	2021	2020
Amortization expense	$66.7	$62.0	$58.8

We did not record any impairment losses involving intangible assets in 2022, 2021, or 2020. We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2022, we expect intangible amortization expense for 2023 and subsequent years to be as follows:

(in millions)
2023	$70.3
2024	64.4
2025	56.2
2026	52.4
2027	45.3
Thereafter	260.0
Total	$548.6

Our estimates of future amortization expense for intangible assets may be affected by additional acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

9. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31,
(in millions)	2022	2021
Investment in SmartX Advisory Solutions	$35.0	$—
Investment in MJKK	18.7	18.7
Equity method investments	26.6	31.4
Other investments in unconsolidated entities	15.7	13.2
Total investments in unconsolidated entities	$96.0	$63.3

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

	As of December 31,
	2022	2021
Morningstar’s approximate ownership of MJKK	22.1%	22.1%
Approximate market value of Morningstar’s ownership in MJKK (unaudited):
Japanese yen (¥ in millions)	¥9,010.2	¥12,781.0
Equivalent U.S. dollars ($ in millions)	$68.7	$111.1

10. Property, Equipment, and Capitalized Software, net

The following table shows our property, equipment, and capitalized software, net summarized by major category:

	As of December 31,
(in millions)	2022	2021
Capitalized software	$545.5	$464.5
Computer equipment	103.2	85.7
Furniture and fixtures	38.9	36.9
Leasehold improvements	106.5	100.7
Telephone equipment	2.3	2.2
Construction in progress	13.7	11.0
Property, equipment, and capitalized software, at cost	810.1	701.0
Less: accumulated depreciation	(610.7)	(529.2)
Property, equipment, and capitalized software, net	$199.4	$171.8

The following table summarizes our depreciation expense:

(in millions)	2022	2021	2020
Depreciation expense	$97.8	$87.0	$80.1

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

Our operating lease expense for the years ended December 31, 2022, 2021, and 2020 was $41.6 million, $42.5 million, and $42.4 million, respectively. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $16.9 million and $16.2 million for the years ended December 31, 2022 and 2021, respectively. We made lease payments of $42.6 million and $47.4 million during the years ended December 31, 2022 and 2021, respectively.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)
2023	$44.1
2024	42.4
2025	33.0
2026	36.7
2027	28.4
Thereafter	53.2
Total minimum lease commitments	237.8
Adjustment for discount to present value	23.8
Present value of lease liabilities	$214.0

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of December 31, 2022
Weighted-average remaining lease term (in years)	6.2

Weighted-average discount rate	3.2%

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
The 2021 Plan provides for a variety of equity-based awards, including, among other things, restricted stock units, restricted stock, performance share awards, market stock units, and stock options. Under the 2011 Plan, we primarily granted restricted stock units, stock options, and market stock unit awards. We granted restricted stock units, restricted stock, and stock options under the 2004 Plan.
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

The following table summarizes the number of shares available for future grants under our 2021 Plan:

As of December 31
(in millions)	2022
Shares available for future grants	2.9

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31
(in millions)	2022	2021	2020
Restricted stock units	$35.9	$25.8	$22.2
Performance share awards	37.2	10.6	10.2
Market stock units	10.1	5.5	4.2
Total stock-based compensation expense	$83.2	$41.9	$36.6

Income tax benefit related to the stock-based compensation expense	$18.3	$8.9	$6.7

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31
(in millions)	2022	2021	2020
Cost of revenue	$21.6	$16.5	$13.5
Sales and marketing	8.5	4.4	4.6
General and administrative	53.1	21.0	18.5
Total stock-based compensation expense	$83.2	$41.9	$36.6

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2022 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Weighted average expected amortization period (months)
Restricted stock units	$65.4	31
Performance share awards	0.6	41
Market stock units	18.1	27
Total unrecognized stock-based compensation expense	$84.1	30

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

The following table summarizes restricted stock unit activity during the past three years:

Restricted Stock Units (RSUs)	Total	Weighted Average Grant Date Fair Value
RSUs Outstanding - December 31, 2019	459,445	$108.61
Granted	245,078	153.01
Vested	(240,297)	108.94
Forfeited	(27,459)	119.22
RSUs Outstanding - December 31, 2020	436,767	$132.68
Granted	187,916	246.85
Vested	(229,063)	141.04
Forfeited	(23,910)	166.99
RSUs Outstanding - December 31, 2021	371,710	$183.04
Granted	275,106	254.93
Vested	(234,971)	205.42
Forfeited	(21,978)	213.69
RSUs Outstanding - December 31, 2022	389,867	$218.55

Market Stock Units
Beginning in May 2017, executive officers, other than Joe Mansueto, and certain other employees, were granted market stock units (MSUs). These MSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the company’s total shareholder return over that three-year period. The MSUs granted to the executive officers and certain other employees also have a feature that will provide an increased number of shares that can be earned at the vesting date, if certain revenue metrics are exceeded or other performance goals are met as determined at the discretion of the board of directors.

We measure the fair value of our MSUs on the grant date using a Monte Carlo valuation model. We amortize that value to stock-based compensation expense ratably over the vesting period.

We used the following assumptions to estimate the fair value of our MSUs:

	Assumptions for Monte Carlo Valuation Model
Grant Date	Expected volatility	Dividend yield	Risk-free interest rate
May 15, 2019	20.3%	0.84%	2.17%
November 15, 2019	21.0%	0.72%	1.59%
May 15, 2020	25.4%	0.83%	0.20%
November 15, 2020	26.9%	0.58%	0.23%
May 15, 2021	28.0%	0.51%	0.33%
November 15, 2021	26.9%	0.40%	0.85%
May 15, 2022	29.6%	0.59%	2.79%
November 15, 2022	31.8%	0.60%	4.24%

The table below shows MSUs granted and outstanding as of December 31, 2022:

As of December 31, 2022
MSUs granted during 2022	83,309
Weighted average grant date fair value	$220.73
Number of MSUs outstanding	133,341
PitchBook Bonus Plan
We have a management bonus sub-plan under the 2011 Plan (or any successor Morningstar plan including the 2021 Plan) for certain employees of PitchBook (the PitchBook Plan).

We renewed the PitchBook Plan for the 2020-2022 period. Pursuant to the terms of this renewal, awards having an aggregate target value equal to $30.0 million will be available for issuance with annual grants of $7.5 million for 2020, $7.5 million in 2021, and $15.0 million in 2022.

We also renewed the PitchBook Plan for the 2023-2025 period. Pursuant to the terms of this renewal, awards having an aggregate target value equal to $28.6 million will be available for issuance with annual grants of $7.15 million for 2023, $7.15 million in 2024, and $14.3 million in 2025.

Each grant will consist of performance-based share unit awards, which will typically vest over a one-year period and will be measured primarily based on the achievement of certain annual revenue targets specifically related to PitchBook’s business. Upon achievement of these targets, earned performance units will be settled in shares of our common stock on a one-for-one basis. If PitchBook exceeds certain performance conditions, the PitchBook Plan participants will receive additional performance units in excess of the aggregate target values described above. If PitchBook fails to meet threshold performance conditions, the PitchBook Plan participants will not be entitled to receive payment for any performance units.

The table below shows performance share awards granted and outstanding as of December 31, 2022:

As of December 31, 2022
Performance share awards granted during 2022	76,445
Weighted average grant date fair value	$296.68
Number of performance share awards outstanding	63,087

13. Defined-Contribution Plan

We sponsor a defined-contribution 401(k) plan, which allows our U.S.-based employees to voluntarily contribute pretax dollars up to a maximum amount allowable by the U.S. Internal Revenue Service. In 2022, 2021, and 2020, we made matching contributions to our 401(k) plan in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

(in millions)	2022	2021	2020
401(k) matching contributions	$19.7	$16.2	$14.5

14. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
Income before income taxes and equity in net income (loss) of unconsolidated entities	$130.6	$250.5	$283.0
Equity in net income (loss) of unconsolidated entities	(3.6)	5.4	0.3
Total	$127.0	$255.9	$283.3
Income tax expense	$56.5	$62.6	$59.7
Effective tax rate	44.5%	24.5%	21.1%

Our effective tax rate for the year ended December 31, 2022 was 44.5%, an increase of 20.0 percentage points, compared with 24.5% in the prior year. The increase was primarily attributable to minimum taxes, non-deductible expenses, and additional reserves for uncertain tax positions.

Our effective tax rate for the year ended December 31, 2021 was 24.5%, an increase of 3.4 percentage points, compared with 21.1% in 2020. The increase was primarily attributable to minimum taxes and non-deductible expenses.

The amount of accumulated undistributed earnings of our foreign subsidiaries was $240.1 million as of December 31, 2022. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We have not recorded deferred income taxes on the $240.1 million primarily because most of these earnings were previously subject to the one-time deemed mandatory repatriation tax under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act). We maintain a deferred tax liability for foreign withholding taxes on certain foreign affiliate parent companies that are not indefinitely reinvested.

The following table reconciles our income tax expense at the U.S. federal income tax rate to income tax expense as recorded:

	2022		2021		2020
(in millions, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at U.S. federal rate	$26.7	21.0%	$53.7	21.0%	$59.5	21.0%
State income taxes, net of federal income tax benefit	6.4	5.0	10.7	4.2	9.5	3.4
Stock-based compensation activity	(1.5)	(1.2)	(7.2)	(2.8)	(4.9)	(1.7)
Equity in net income (loss) of unconsolidated subsidiaries (including holding gains upon acquisition)	1.0	0.8	0.2	0.1	(13.8)	(4.9)
Acquisition earn-out	1.8	1.4	5.1	2.0	7.6	2.7
Net change in valuation allowance related to non-U.S. deferred tax assets, including net operating losses	7.7	6.1	0.1	—	2.7	1.0
Difference between U.S. federal statutory and foreign tax rates and other impacts of foreign operations	(1.9)	(1.5)	(2.6)	(1.0)	(0.1)	—
Change in unrecognized tax benefits	14.1	11.1	(0.2)	(0.1)	1.2	0.4
Credits and incentives	(3.8)	(3.0)	(2.1)	(0.8)	(2.2)	(0.8)
Foreign tax provisions (GILTI, FDII, and BEAT)(1)	(4.6)	(3.6)	(0.7)	(0.3)	(2.7)	(1.0)
Non-deductible expenses and other, net	10.6	8.4	5.6	2.2	2.9	1.0
Total income tax expense	$56.5	44.5%	$62.6	24.5%	$59.7	21.1%

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

The following table shows the components of our income tax expense:

	Year ended December 31
(in millions)	2022	2021	2020
Current tax expense:
U.S.
Federal	$49.1	$38.3	$31.5
State	14.9	13.6	11.7
Non-U.S.	30.1	23.0	23.0
Current tax expense	94.1	74.9	66.2
Deferred tax expense (benefit):
U.S.
Federal	(20.8)	(2.8)	1.2
State	(6.8)	(0.3)	0.4
Non-U.S.	(10.0)	(9.2)	(8.1)
Deferred tax expense, net	(37.6)	(12.3)	(6.5)
Income tax expense	$56.5	$62.6	$59.7

The following table provides our income before income taxes and equity in net income (loss) of unconsolidated entities, generated by our U.S. and non-U.S. operations:

	Year ended December 31
(in millions)	2022	2021	2020
U.S.	$82.4	$218.3	$197.4
Non-U.S.	48.2	32.2	85.6
Income before income taxes and equity in net income (loss) of unconsolidated entities	$130.6	$250.5	$283.0

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2022	2021
Deferred tax assets:
Stock-based compensation expense	$10.0	$3.7
Accrued liabilities	25.8	24.8
Deferred revenue	9.2	7.9
Net operating loss carryforwards - U.S.	0.1	0.3
Net operating loss carryforwards - Non-U.S.	15.8	8.1
Capitalized expenses	34.5	1.3
Deferred royalty revenue	0.1	0.2
Allowance for doubtful accounts	1.9	1.5
Lease liabilities	39.7	29.7
Other	0.1	0.7
Total deferred tax assets	137.2	78.2

Deferred tax liabilities:
Acquired intangible assets	(75.4)	(84.7)
Property, equipment, and capitalized software	(36.2)	(30.8)
Lease right-of-use assets	(33.1)	(23.4)
Unrealized exchange gains, net	(0.1)	(1.4)
Prepaid expenses	(19.5)	(16.5)
Investments in unconsolidated entities	(7.7)	(5.3)
Withholding tax - foreign dividends	(0.4)	(0.4)
Total deferred tax liabilities	(172.4)	(162.5)
Net deferred tax liability before valuation allowance	(35.2)	(84.3)
Valuation allowance	(16.9)	(4.6)
Deferred tax liabilities, net	$(52.1)	$(88.9)

The net increase in our valuation allowance, from $4.6 million at December 31, 2021 to $16.9 million at December 31, 2022, was primarily attributable to non-U.S. net operating loss carryforwards from a 2022 acquisition, which reflect a full valuation allowance (for which our estimates are provisional and subject to revision within one year of the acquisition date) and the impairment of deferred tax assets related to the reduction and shift of our China operations.

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2022	2021
Deferred tax asset, net	$10.8	$12.8
Deferred tax liability, net	(62.9)	(101.7)
Deferred tax liability, net	$(52.1)	$(88.9)

The following table summarizes our U.S. net operating loss (NOL) carryforwards:

	As of December 31,
(in millions)		2022		2021
		Expiration Dates		Expiration Dates
U.S. federal NOLs subject to expiration dates	$0.1	2023	$0.3	2023
U.S. federal NOLs with no expiration dates	—	—	0.9	—
Total	$0.1		$1.2

The net decrease in the U.S. federal NOL carryforwards as of December 31, 2022 compared with 2021 reflects NOLs utilized in 2022. We have not recorded a valuation allowance against the U.S. federal NOLs of $0.1 million because we expect the benefit of the U.S. federal NOLs to be fully utilized.

The following table summarizes our NOL carryforwards for our non-U.S. operations:

	As of December 31,
(in millions)	2022	2021
Non-U.S. NOLs subject to expiration dates from 2024 through 2042	$9.6	$10.2
Non-U.S. NOLs with no expiration date	52.9	21.6
Total	$62.5	$31.8

Non-U.S. NOLs not subject to valuation allowances	$12.2	$14.2

The increase in non-U.S. NOL carryforwards as of December 31, 2022 compared with the same period in 2021 primarily reflects NOLs from 2022 acquisitions offset by NOLs utilized in 2022.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance against approximately $50.3 million of the non-U.S. NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Unrecognized Tax Benefits

We conduct business globally and, as a result, we file income tax returns in U.S. federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our U.S. Federal tax returns and most state tax returns include the years 2016 to the present.

We are currently under audit by federal, state, and local tax authorities in the U.S. as well as tax authorities in certain non-U.S. jurisdictions. It is likely that the examination phase of some of these federal, state, local, and non-U.S. audits will conclude in 2023. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2022, our Consolidated Balance Sheet included a current liability of $18.3 million and a non-current liability of $6.0 million for unrecognized tax benefits. As of December 31, 2021, our Consolidated Balance Sheet included a current liability of $7.2 million and a non-current liability of $5.2 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

(in millions)	2022	2021
Gross unrecognized tax benefits - beginning of the year	$11.4	$11.8
Increases as a result of tax positions taken during a prior-year period	11.3	0.2
Decreases as a result of tax positions taken during a prior-year period	—	(0.2)
Increases as a result of tax positions taken during the current period	7.7	1.1
Decreases relating to settlements with tax authorities	(3.1)	—
Decreases as a result of lapse of the applicable statute of limitations	(0.8)	(1.5)
Gross unrecognized tax benefits - end of the year	$26.5	$11.4

In 2022, we recorded a net increase of $19.0 million of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $19.0 million increased our income tax expense by $18.8 million.

Of the $19.0 million net increase in our gross unrecognized tax benefits, $13.7 million is related to a tax election that was filed but for which approval is required by a taxing authority before we can recognize the tax benefits of our election in our Consolidated Statements of Income. We recorded the $13.7 million as a current liability in our reserves for uncertain tax positions since it is likely that we will receive a response from the taxing authority in 2023.

In addition, we reduced our unrecognized tax benefits by $3.9 million for settlements and lapses of statutes of limitations, of which $1.8 million decreased our income tax expense by $1.8 million.

As of December 31, 2022, we had $26.5 million of gross unrecognized tax benefits, which if recognized, would decrease our income tax expense by $26.1 million and reduce our effective income tax rate.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31,
(in millions)	2022	2021
Liabilities for interest and penalties	$1.7	$1.4

We recorded the increase in the liabilities for penalties and interest, net of any tax benefits, to income tax expense in our Consolidated Statements of Income in 2022.

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

Data Audits and Reviews
In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position. Our financial results as of December 31, 2022 include an immaterial accrual related to certain in-progress audits and reviews.

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

16. Share Repurchase Program

In December 2020, the board of directors approved a share repurchase program that authorized the company to repurchase up to $400.0 million in shares of the company's outstanding common stock. As of December 31, 2022, we repurchased a total of 887,774 shares for $227.3 million under this authorization.

On December 6, 2022, the board of directors approved a new share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. The new program will replace the existing program and the new authorization expires on December 31, 2025.

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

Reference Rate Reform: On March 12, 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. On May 6, 2022, we terminated our 2019 Credit Agreement and entered into the 2022 Credit Agreement in connection with the acquisition of LCD. As we entered into the 2022 Credit Agreement for reasons unrelated to reference rate reform, ASU No. 2020-04 is not applicable. See Note 3 for additional information on our 2022 Credit Agreement and Note 8 for additional information on our acquisition of LCD.

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

18. Subsequent Events

Morningstar Japan K.K.

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with MJKK, and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (SBI).

Pursuant to the Termination Agreement, MJKK will cease use of the Morningstar brand and Morningstar and MJKK agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay MJKK 8 billion Japanese yen (approximately $60.0 million), comprised of 6 billion Japanese yen (approximately $45.0 million), paid upon termination of the License Agreement on March 30, 2023, and a contingent payment of 2 billion Japanese yen (approximately $15.0 million), paid upon the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by MJKK’s customers.

As part of such transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in MJKK to SBI. The tender period is expected to conclude on February 28, 2023.

LCD Contingent Consideration

On February 6, 2023, we made a cash payment of $50.0 million, resolving our contingent consideration liability related to our acquisition of LCD. See Note 8 for additional information on our acquisition of LCD.

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

We completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

On June 1, 2022, we completed our acquisition of Leveraged Commentary & Data (LCD), and, on June 30, 2022, we completed our acquisition of Praemium Portfolio Services Limited (Praemium) (See Note 8 of the Notes to the Consolidated Financial Statements for more information). We are currently integrating LCD and Praemium into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 will not include LCD and Praemium. The operations of LCD are 0.5% of our consolidated assets and 1.8% of our consolidated revenue as of and for the year ended December 31, 2022, respectively. The operations of Praemium are 0.4% of our consolidated assets, and 0.3% of our consolidated revenue as of and for the year ended December 31, 2022, respectively.

KPMG LLP, an independent registered public accounting firm, issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this report under the caption “Financial Statements and Supplementary Data” and incorporated herein by reference.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Proposal 1—Election of Directors, Board of Directors and Corporate Governance—Independent Directors, Board of Directors and Corporate Governance—Board Committees and Charters, and Delinquent Section 16(a) Reports in the definitive proxy statement for our 2023 Annual Meeting of Shareholders (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this report is incorporated herein by reference in response to this item.

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

Item 11. Executive Compensation

The information contained under the headings Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, and Executive Compensation in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information contained under the headings Security Ownership of Certain Beneficial Owners and Equity Compensation Plan Information in the Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the headings Certain Relationships and Related Party Transactions and Director Independence in the Proxy Statement is incorporated herein by reference in response to this item.

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

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K under Item 8—Financial Statements and Supplementary Data:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income—Years ended December 31, 2022, 2021, and 2020
Consolidated Balance Sheets—December 31, 2022 and 2021
Consolidated Statements of Equity—Years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows—Years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 24, 2023 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II:  Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(in millions)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31,
2022	$4.5	$3.8	$(1.7)	$6.6
2021	4.2	1.9	(1.6)	4.5
2020	4.1	2.8	(2.7)	4.2

 3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated May 28, 2019, by and among Morningstar, Alpine Merger Co., Ratings Acquisition Corp and Shareholder Representative Services LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K that we filed with the SEC on June 3, 2019.
2.2	Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of April 3, 2022, is incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
2.3	Amendment to the Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of June 1, 2022, is incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).
3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2	Description of Morningstar's Securities is incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2019.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan, as amended and restated effective January 1, 2014, is incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.3*	Morningstar 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011.
10.4*	Morningstar Amended and Restated 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 20, 2021.
10.5*	Form of Morningstar 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, as amended and restated effective December 3, 2015, is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.6*	Form of Morningstar 2011 Stock Incentive Plan CEO Restricted Stock Unit Award Agreement, for awards made on January 3, 2017, is incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2016.
10.7*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after November 15, 2017 and prior to May 15, 2019, is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 10-K).
10.8*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after November 15, 2017 and prior to May 15, 2019, is incorporated by reference to Exhibit 10.13 to the 2017 10-K.
10.9*	Form of Morningstar 2011 Stock Incentive Plan CFO Restricted Stock Unit Award Agreement, for awards made on November 15, 2017, is incorporated by reference to Exhibit 10.14 to the 2017 10-K.
10.10*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.11*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.12*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.13*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2020 and prior to May 15, 2021, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
10.14*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement for awards made on and after May 15, 2020 and prior to May 15, 2021 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
10.15*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.16*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.17*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.18*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement, for awards made on and after May 15, 2021 and prior to May 15, 2022, is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.19*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan CEO Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.20*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.21*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.22*	Contract Services Agreement dated as of February 1, 2023, between Morningstar, Inc. and Bevin Desmond, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on February 2, 2023.
10.23*	Separation Agreement and General Release dated as of February 1, 2023, between Morningstar, Inc. and Bevin Desmond, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K that we filed with the SEC on February 2, 2023.
10.24	Credit Agreement dated as of May 6, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A., is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.25	Amendment No. 1 to the Credit Agreement dated as of September 13, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
10.26	Amendment No. 2 to the Credit Agreement dated as of September 30, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
10.27
Note Purchase Agreement, dated as of October 26, 2020, among Morningstar and each of the purchasers signatory thereto, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 26, 2020.

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
101†
The following financial information from Morningstar's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Equity, (vi) Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements.

104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 24, 2023.

MORNINGSTAR, INC.

By:	/s/ Kunal Kapoor
Kunal Kapoor
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kunal Kapoor	Chief Executive Officer	February 24, 2023
Kunal Kapoor	(principal executive officer) and Director

/s/ Jason Dubinsky	Chief Financial Officer (principal	February 24, 2023
Jason Dubinsky	financial officer)

/s/ Kimberly McGarry	Chief Accounting Officer (principal	February 24, 2023
Kimberly McGarry	accounting officer)

/s/ Joe Mansueto	Executive Chairman and Chairman	February 24, 2023
Joe Mansueto	of the Board

/s/ Robin Diamonte	Director	February 24, 2023
Robin Diamonte

/s/ Cheryl Francis	Director	February 24, 2023
Cheryl Francis

/s/ Stephen Joynt	Director	February 24, 2023
Stephen Joynt

/s/ Steven Kaplan	Director	February 24, 2023
Steven Kaplan

/s/ Gail Landis	Director	February 24, 2023
Gail Landis

/s/ Bill Lyons	Director	February 24, 2023
Bill Lyons

/s/ Doniel Sutton	Director	February 24, 2023
Doniel Sutton

/s/ Caroline Tsay	Director	February 24, 2023
Caroline Tsay