Form 10-Q
period 2023-03-31
Morningstar, Inc.
filed 2023-04-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2023, there were 42,550,975 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended March 31,
(in millions, except share and per share amounts)	2023	2022

Revenue	$479.7	$457.0

Operating expense:
Cost of revenue	218.8	191.3
Sales and marketing	107.6	81.4
General and administrative	84.0	90.3
Depreciation and amortization	44.8	37.6
Total operating expense	455.2	400.6

Operating income	24.5	56.4

Non-operating income (loss), net:
Interest expense, net	(13.3)	(2.4)
Realized gain on sale of investments, reclassified from other comprehensive income	0.2	1.0
Expense from equity method transaction, net	(11.8)	—
Other income, net	2.5	8.0
Non-operating income (loss), net	(22.4)	6.6

Income (loss) before income taxes and equity in investments of unconsolidated entities	2.1	63.0

Equity in investments of unconsolidated entities	(1.3)	0.4

Income tax expense	8.4	17.3

Consolidated net income (loss)	$(7.6)	$46.1

Net income (loss) per share:
Basic	$(0.18)	$1.07
Diluted	$(0.18)	$1.06

Dividends per common share:
Dividends declared per common share	$0.38	$0.36
Dividends paid per common share	$0.38	$0.36

Weighted average shares outstanding:
Basic	42.5	43.0
Diluted	42.8	43.3

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
(in millions)	2023	2022
Consolidated net income (loss)	$(7.6)	$46.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7.1	(5.0)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	0.1	(4.8)
Reclassification of gains on investments included in net income	(0.2)	(0.7)
Other comprehensive income (loss), net	7.0	(10.5)

Comprehensive income (loss)	$(0.6)	$35.6

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2023 (unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$352.2	$376.6
Investments	33.2	38.0
Accounts receivable, less allowance for credit losses of $6.2 million and $6.6 million, respectively	297.9	307.9
Deferred commissions	42.1	40.7
Prepaid expenses	48.3	36.7
Other current assets	7.6	10.9
Total current assets	781.3	810.8
Goodwill	1,577.2	1,571.7
Intangible assets, net	532.6	548.6
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $638.2 million and $610.7 million, respectively	201.5	199.4
Operating lease assets	184.6	191.6
Investments in unconsolidated entities	117.7	96.0
Deferred tax asset, net	11.2	10.8
Deferred commissions	34.3	35.4
Other assets	10.3	10.5
Total assets	$3,450.7	$3,474.8

Liabilities and equity
Current liabilities:
Deferred revenue	$502.3	$455.6
Accrued compensation	133.6	220.1
Accounts payable and accrued liabilities	69.6	76.2
Current portion of long-term debt	32.1	32.1
Operating lease liabilities	36.1	37.3
Contingent consideration liability	—	50.0
Other current liabilities	70.7	11.2
Total current liabilities	844.4	882.5
Operating lease liabilities	170.3	176.7
Accrued compensation	20.8	20.7
Deferred tax liabilities, net	65.7	62.9
Long-term debt	1,099.4	1,077.5
Deferred revenue	31.4	33.5
Other long-term liabilities	14.0	13.9
Total liabilities	2,246.0	2,267.7

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,550,943 and 42,480,051 shares were outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock at cost, 11,991,484 and 11,991,517 shares as of March 31, 2023 and December 31, 2022, respectively	(986.7)	(986.7)

Additional paid-in capital	772.0	757.8
Retained earnings	1,511.4	1,535.0
Accumulated other comprehensive loss:
Currency translation adjustment	(91.9)	(99.0)
Unrealized gain on available-for-sale investments	(0.1)	—
Total accumulated other comprehensive loss	(92.0)	(99.0)
Total equity	1,204.7	1,207.1
Total liabilities and equity	$3,450.7	$3,474.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2023 and 2022

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income (loss), net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive income (loss), net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2023	2022
Operating activities
Consolidated net income (loss)	$(7.6)	$46.1
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities:
Depreciation and amortization	44.8	37.6
Deferred income taxes	2.0	(6.7)
Stock-based compensation expense	12.2	13.9
Provision for bad debt	1.0	—
Equity in investments of unconsolidated entities	1.3	(0.4)
Gain on equity method transaction	(49.6)	—
Acquisition earn-out accrual	—	7.1
Other, net	(2.7)	(9.0)
Changes in operating assets and liabilities:
Accounts receivable	9.8	(8.6)
Accounts payable and accrued liabilities	(5.8)	(2.7)
Accrued compensation and deferred commissions	(75.2)	(108.7)
Income taxes, current	(2.6)	17.1
Deferred revenue	43.4	53.8
Other assets and liabilities	52.4	(16.0)
Cash provided by operating activities	23.4	23.5

Investing activities
Purchases of investment securities	(2.8)	(15.9)
Proceeds from maturities and sales of investment securities	5.5	18.2
Capital expenditures	(29.5)	(28.0)
Acquisitions, net of cash acquired	—	(6.8)
Proceeds from sale of equity method investments, net	26.2	—
Purchases of investments in unconsolidated entities	(0.1)	(1.0)
Other, net	—	(0.2)
Cash used for investing activities	(0.7)	(33.7)

Financing activities
Common shares repurchased	—	(110.6)
Dividends paid	(15.9)	(15.5)
Proceeds from revolving credit facility	95.0	175.0
Repayment of revolving credit facility	(65.0)	(30.0)
Repayment of term facility	(8.1)	—
Employee taxes withheld for stock awards	(9.3)	(7.1)
Payment of acquisition-related earn-outs	(45.5)	—
Cash provided by (used for) financing activities	(48.8)	11.8

Effect of exchange rate changes on cash and cash equivalents	1.7	(1.9)
Net decrease in cash and cash equivalents	(24.4)	(0.3)
Cash and cash equivalents—beginning of period	376.6	483.8
Cash and cash equivalents—end of period	$352.2	$483.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9.1	$7.0
Cash paid for interest	$11.9	$2.6

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 (our Annual Report).

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

As a result of these activities, the Company incurred $25.9 million of severance expense in 2022, which represented substantially all of the severance costs expected to be incurred with the remainder to be recognized through the third quarter of 2023. We recorded an immaterial amount of additional severance expense during the first quarter of 2023. These amounts were recorded within "General and administrative" on our Consolidated Statements of Income. We have $16.2 million of accrued severance remaining as of March 31, 2023, which we expect will be paid through the third quarter of 2023. The liability is recorded within "Accrued compensation - current" on our Consolidated Balance Sheet.

3. Credit Arrangements

Debt

The following table summarizes our debt as of March 31, 2023 and December 31, 2022:

(in millions)	As of March 31, 2023	As of December 31, 2022
Term Facility, net of unamortized debt issuance costs of $0.7 million and $0.7 million, respectively	$633.0	$641.1
Revolving Credit Facility	150.0	120.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.5 million and $1.5 million, respectively	348.5	348.5
Total debt	$1,131.5	$1,109.6

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

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of March 31, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $783.0 million, net of debt issuance costs, with borrowing availability of $500.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of March 31, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2023.

4. Acquisitions, Goodwill, and Other Intangible Assets

2023 Acquisitions

We did not make any acquisitions during the first quarter of 2023.

Goodwill

The following table shows the changes in our goodwill balance from December 31, 2022 to March 31, 2023:

(in millions)
Balance as of December 31, 2022	$1,571.7
Foreign currency translation	5.5
Balance as of March 31, 2023	$1,577.2
We did not record any goodwill impairment losses in the first three months of 2023 or 2022. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2023				As of December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$596.4	$(231.7)	$364.7	14	$595.1	$(221.3)	$373.8	14
Technology-based assets	313.9	(179.9)	134.0	8	312.8	(173.8)	139.0	8
Intellectual property & other	92.2	(58.3)	33.9	8	92.1	(56.3)	35.8	8
Total intangible assets	$1,002.5	$(469.9)	$532.6	12	$1,000.0	$(451.4)	$548.6	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2023	2022
Amortization expense	$17.5	$14.1

We amortize intangible assets using the straight-line method over their expected economic useful lives.

As of March 31, 2023, we expect intangible amortization expense for the remainder of 2023 and subsequent years to be as follows:

(in millions)
Remainder of 2023 (April 1 through December 31)	$53.0
2024	64.6
2025	56.4
2026	52.6
2027	45.5
Thereafter	260.5
Total	$532.6

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income (Loss) Per Share

The following table shows how we reconcile our net income (loss) and the number of shares used in computing basic and diluted net income (loss) per share:

	Three months ended March 31,
(in millions, except share and per share amounts)	2023	2022
Basic net income (loss) per share:
Consolidated net income (loss)	$(7.6)	$46.1

Weighted average common shares outstanding	42.5	43.0

Basic net income (loss) per share	$(0.18)	$1.07

Diluted net income (loss) per share:
Consolidated net income (loss)	$(7.6)	$46.1

Weighted average common shares outstanding	42.5	43.0
Net effect of dilutive stock options and restricted stock units	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	42.8	43.3

Diluted net income (loss) per share	$(0.18)	$1.06

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue
Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2023	2022
License-based	$364.0	$311.9
Asset-based	65.3	68.5
Transaction-based	50.4	76.6
Consolidated revenue	$479.7	$457.0

License-based performance obligations are generally satisfied over time as the customer has access to the product or service during the term of the subscription license and the level of service is consistent during the contract period. License-based agreements typically have a term of 1 to 3 years and are accounted for as subscription services available to customers and not as a license under the accounting guidance. License-based revenue is generated from the sale of PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics' license-based products, Morningstar Indexes data and services products, DBRS Morningstar's data products, Morningstar Advisor Workstation, and other similar product licenses.

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

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Transaction-based revenue is generated by DBRS Morningstar, Morningstar Sustainalytics' Second Party Opinions, Internet advertising, and Morningstar-sponsored conferences. DBRS Morningstar revenue includes revenue from surveillance services, which is recognized over time, as the customer has access to the service during the surveillance period.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of March 31, 2023 had a net increase of $44.6 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $209.9 million of revenue in the three months ended March 31, 2023 that was included in the contract liabilities balance as of December 31, 2022.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2023 and subsequent years as follows:

(in millions)	As of March 31, 2023
Remainder of 2023 (from April 1 through December 31)	$739.9
2024	268.6
2025	94.6
2026	17.1
2027	6.8
Thereafter	27.2
Total	$1,154.2

The aggregate amount of revenue we expect to recognize for the remainder of 2023 and subsequent years is higher than our contract liability balance of $533.7 million as of March 31, 2023. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2023. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2023, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2023. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2023	As of December 31, 2022
Accounts receivable, less allowance for credit losses	$297.9	$307.9
Deferred commissions	76.4	76.1
Total contract assets	$374.3	$384.0

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

Geographical Area Information

The tables below summarize our revenue and long-lived assets, which includes property, equipment, and capitalized software, net and operating lease assets, by geographical area:

Revenue by geographical area
	Three months ended March 31,
(in millions)	2023	2022
United States	$347.3	$328.2

Asia	12.1	10.8
Australia	14.4	14.0
Canada	27.3	27.1
Continental Europe	43.1	41.3
United Kingdom	33.1	33.1
Other	2.4	2.5
Total International	132.4	128.8

Consolidated revenue	$479.7	$457.0

Property, equipment, and capitalized software, net by geographical area

(in millions)	As of March 31, 2023	As of December 31, 2022
United States	$169.2	$165.6

Asia	11.2	12.8
Australia	2.1	2.3
Canada	4.8	4.5
Continental Europe	8.1	8.5
United Kingdom	5.9	5.4
Other	0.2	0.3
Total International	32.3	33.8

Consolidated property, equipment, and capitalized software, net	$201.5	$199.4

Operating lease assets by geographical area

(in millions)	As of March 31, 2023	As of December 31, 2022
United States	$115.7	$120.0

Asia	23.3	22.6
Australia	3.7	3.9
Canada	5.1	5.5
Continental Europe	17.1	18.5
United Kingdom	19.2	20.6
Other	0.5	0.5
Total International	68.9	71.6

Consolidated operating lease assets	$184.6	$191.6

8. Fair Value Measurements

Investments

As of March 31, 2023 and December 31, 2022, our investment balances totaled $33.2 million and $38.0 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2023, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy.

Contingent Consideration

As of December 31, 2022, financial liabilities that were classified as Level 3 within the fair value hierarchy included a contingent consideration liability of $50.0 million, which represented the acquisition date fair value of $45.5 million plus changes due to remeasurement of this liability in subsequent reporting periods.

The contingent consideration reflected potential future payments that were contingent upon the achievement of certain conditions related to the separation of LCD's contractual relationships from S&P Global (S&P) contracts that included other S&P products and services. This additional purchase consideration, for which the amount was contingent, was recognized at fair value at the date of acquisition, which was calculated as the weighted average of the estimated contingent payment scenarios. The contingent consideration was remeasured each reporting period until the contingency was resolved with any changes in fair value recorded in current period earnings.

In the first quarter of 2023, we made a cash payment of $50.0 million, resolving our contingent consideration liability related to our acquisition of LCD.

9. Investments in Unconsolidated Entities

As of March 31, 2023 and December 31, 2022, our investment in unconsolidated entities balance totaled $117.7 million and $96.0 million, respectively. We have investments in both equity method investments and equity investments with and without a readily determinable fair value.

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)), and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)).

Pursuant to the Termination Agreement, Wealth Advisors agreed to cease use of the Morningstar brand and Morningstar and Wealth Advisors agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay Wealth Advisors 8 billion Japanese yen ($61.4 million) upon the termination of the license agreement and the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by Wealth Advisors’ customers. The termination agreement liability is recorded within "Other current liabilities" on our Consolidated Balance Sheet as of March 31, 2023. The termination agreement expense is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the three months ended March 31, 2023. See Note 15 for additional information on the Termination Agreement payments made in April 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the three months ended March 31, 2023.

Subsequent to the tender offer, the Company's ownership percentage in Wealth Advisors decreased to 13.2% from 22.1%, and as a result, we no longer account for our investment in Wealth Advisors as an equity method investment. Each reporting period, we will measure our remaining investment in Wealth Advisors, an equity security with a readily determinable value, at fair value and recognize unrealized holding gains or losses in earnings. During the first quarter of 2023, we recognized an unrealized holding gain of $31.2 million, which is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the three months ended March 31, 2023.

10. Leases

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

Our operating lease expense for the three months ended March 31, 2023 was $11.7 million, compared with $10.2 million for the three months ended March 31, 2022. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.1 million for the three months ended March 31, 2023, compared with $3.9 million for the three months ended March 31, 2022. We made lease payments of $11.3 million during the three months ended March 31, 2023, compared with $10.8 million during the three months ended March 31, 2022.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2023 (April 1 through December 31)	$32.7
2024	43.1
2025	33.7
2026	37.5
2027	29.2
Thereafter	53.3
Total minimum lease commitments	229.5
Adjustment for discount to present value	23.1
Present value of lease liabilities	$206.4

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2023
Weighted-average remaining lease term (in years)	6.0

Weighted-average discount rate	3.3%

11. Stock-Based Compensation

Stock-Based Compensation Plans

All our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2023	2022
Cost of revenue	$5.0	$2.5
Sales and marketing	1.6	1.4
General and administrative	5.6	10.0
Total stock-based compensation expense	$12.2	$13.9

As of March 31, 2023, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $86.9 million, which we expect to recognize over a weighted average period of 25 months.

12. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended March 31,
(in millions)	2023	2022
Income (loss) before income taxes and equity in investments of unconsolidated entities	$2.1	$63.0
Equity in investments of unconsolidated entities	(1.3)	0.4
Total	$0.8	$63.4
Income tax expense	$8.4	$17.3
Effective tax rate	NMF	27.3%
 ___________________________________________________________________________________________
NMF - not meaningful

For the three months ended March 31, 2023, income tax expense was $8.4 million, a decline of $8.9 million compared with the prior-year period. Our effective tax rate was not meaningful due to the low level of pretax income in the current period. For the first quarter of 2023, income tax expense includes a valuation allowance against an excess capital loss generated from an equity method transaction and a change in deferred taxes with respect to stock-based compensation. See Note 9 for additional information on the equity method transaction.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2023 and December 31, 2022, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2023	As of December 31, 2022
Gross unrecognized tax benefits	$26.5	$26.5
Gross unrecognized tax benefits that would affect income tax expense	$26.5	$26.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$26.2	$26.1

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2023	As of December 31, 2022
Current liability	$18.4	$18.3
Non-current liability	6.1	6.0
Total liability for unrecognized tax benefits	$24.5	$24.3

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

Approximately 68% of our cash, cash equivalents, and investments balance as of March 31, 2023 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

13. Contingencies

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

Data Audits and Reviews

In our global data business, we include in our products, or directly redistribute to our customers, data and information licensed from third-party vendors. Our compliance with the terms of these licenses is reviewed internally and is also subject to audit by the third-party vendors. At any given time, we may be undergoing several such internal reviews and third-party vendor audits, and the results and findings may indicate that we may be required to make a payment for prior data usage. Due to a lack of available information and data, as well as potential variations of any audit or internal review findings, we generally are not able to reasonably estimate a possible loss, or range of losses, for these matters. In situations where more information or specific areas subject to audit are available, we may be able to estimate a potential range of losses. While we cannot predict the outcome of these processes, we do not anticipate they will have a material adverse effect on our business, operating results, or financial position.

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

14. Share Repurchase Program

On December 6, 2022, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2023. The new authorization replaced the then-existing share repurchase program and expires on December 31, 2025. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

As of March 31, 2023, we have not repurchased any shares under the new share repurchase program, leaving $500.0 million available for future repurchases under the program.

15. Subsequent Events

Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors))

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. See Note 9 for additional information on the Termination Agreement.

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
•challenges in accounting for complexities in taxes in the global jurisdictions in which we operate; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2022 (our Annual Report). If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Our strategy is to deliver insights and experiences that are essential to the investor workflow. Proprietary data sets, meaningful analytics, independent research, and effective investment strategies are at the core of the powerful digital solutions that investors across our client segments rely on. We have a keen focus on innovation across data, research, product, and delivery so that we can effectively cater to the evolving needs and expectations of investors globally.

We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time. License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics' license-based products, Morningstar Indexes data and services products, DBRS Morningstar's data products, Morningstar Advisor Workstation, and other similar products.

Asset-based: We charge basis points and other fees for assets under management or advisement. Our Investment Management, the majority of Workplace Solutions revenue, and Morningstar Indexes products are categorized as asset-based revenue.

Transaction-based: DBRS Morningstar, Morningstar Sustainalytics' second-party opinions product, Internet advertising, and Morningstar-sponsored conferences comprise the majority of the products that are transactional, or one-time, in nature, compared with the recurring revenue streams represented by our license and asset-based products.

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended March 31,
(in millions)	2023	2022	Change	Organic Change (1)
Revenue by Type (2)
License-based (3)	$364.0	$311.9	16.7%	14.3%
Asset-based (4)	65.3	68.5	(4.7)%	(6.0)%
Transaction-based (5)	50.4	76.6	(34.2)%	(35.0)%

Key product area revenue
PitchBook	$114.8	$92.0	24.8%	24.8%
Morningstar Data	67.3	63.3	6.3%	10.0%
Morningstar Direct	48.8	45.6	7.0%	9.7%
DBRS Morningstar (6)	46.8	69.2	(32.4)%	(30.7)%
Investment Management	29.6	30.8	(3.9)%	(11.8)%
Morningstar Sustainalytics	27.3	24.7	10.5%	15.9%
Workplace Solutions	25.2	26.6	(5.3)%	(5.3)%
Morningstar Advisor Workstation	24.5	23.2	5.6%	6.2%
	As of March 31,
	2023	2022	Change
Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$111.7	$115.5	(3.3)%
Fiduciary Services	50.6	56.7	(10.8)%
Custom Models/CIT	34.9	41.7	(16.3)%
Workplace Solutions (total)	$197.2	$213.9	(7.8)%
Investment Management
Morningstar Managed Portfolios	$34.0	$31.9	6.6%
Institutional Asset Management	9.7	11.4	(14.9)%
Asset Allocation Services	7.6	7.8	(2.6)%
Investment Management (total)	$51.3	$51.1	0.4%

Asset value linked to Morningstar Indexes ($bil)	$167.8	$151.3	10.9%

Our employees (approximate)
Worldwide headcount	12,411	10,038	23.6%

	Three months ended March 31,
	2023	2022	Change
Average assets under management and advisement ($bil)	$247.0	$265.1	(6.8)%
_________________________________________________________________________
(1) Organic revenue excludes acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices, and the effect of foreign currency translations. In addition, the calculation of organic revenue growth by revenue type compares first quarter 2023 revenue to first quarter 2022 revenue on the basis of the updated classifications.
(2) Starting with the quarter ended March 31, 2023, the Company updated its revenue-type classifications to account for product areas with more than one revenue type. Revenue from Morningstar Sustainalytics' second-party opinions product was reclassified from license-based to transaction-based. Revenue from Morningstar Indexes data and services products was reclassified from asset-based to license-based. Revenue from DBRS Morningstar's data products was reclassified from transaction-based to license-based.
(3) License-based revenue includes PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics' license-based products, Morningstar Indexes data and services products, DBRS Morningstar's data products, Morningstar Advisor Workstation, and other similar products.

(4) Asset-based revenue includes Investment Management, the majority of Workplace Solutions revenue, and Morningstar Indexes.
(5) Transaction-based revenue includes DBRS Morningstar, Morningstar Sustainalytics' second-party opinions product, Internet advertising, and Morningstar-sponsored conferences.
(6) For the three months ended March 31, 2023, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 55.4%. For the three months ended March 31, 2022, recurring revenue was 36.0%.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2023	2022	Change
Consolidated revenue	$479.7	$457.0	5.0%
Operating income	24.5	56.4	(56.6)%
Operating margin	5.1%	12.3%	(7.2)	pp

Cash provided by operating activities	$23.4	$23.5	(0.4)%
Capital expenditures	(29.5)	(28.0)	5.4%
Free cash flow	$(6.1)	$(4.5)	35.6%

Cash used for investing activities	$(0.7)	$(33.7)	(97.9)%
Cash provided by (used for) financing activities	$(48.8)	$11.8	NMF
___________________________________________________________________________________________
pp — percentage points
NMF - not meaningful

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

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better compare period-over-period results, and improve overall understanding of the underlying performance of the business absent the impact of acquisitions for the three months ended March 31, 2023.

We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended March 31,
(in millions)	2023	2022	Change
Consolidated revenue	$479.7	$457.0	5.0%

In the first quarter of 2023, consolidated revenue increased 5.0% to $479.7 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $8.3 million.

License-based revenue grew $52.1 million, or 16.7%, during the first quarter of 2023. On an organic basis, license-based revenue increased 14.3%. Organic revenue growth was driven by demand for PitchBook, Morningstar Sustainalytics' license-based products, Morningstar Data, and Morningstar Direct.

Asset-based revenue decreased $3.2 million, or 4.7%, in the first quarter of 2023. Organic revenue declined 6.0%. The decrease in reported revenue and organic revenue was driven by declines in Workplace Solutions and Investment Management revenue, as most global asset class values were lower compared to the prior-year period. These decreases were partially offset by growth in Morningstar Indexes.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter, which are often reported on a one-quarter lag. As a result of the timing of this client asset reporting and the structure of our contracts, this often results in a one-quarter lag between market movements and the impact on revenue. An estimate of variable consideration related to unknown or lagged AUMA values is included in the transaction price to the extent its probable that a significant reversal in the amount of the revenue recognized will not occur. Average assets under management (AUM) and advisement (AUMA) (calculated using available average quarterly or monthly data) were approximately $247.0 billion for the first quarter of 2023, compared with $265.1 billion for the first quarter of 2022, a decline of 6.8%.

Transaction-based revenue decreased $26.2 million, or 34.2%, in the first quarter of 2023, as global credit ratings activity remained weak and Morningstar.com ad revenue decreased. On an organic basis, transaction-based revenue declined 35.0%.

The product areas below are listed by largest revenue contribution for the first quarter of 2023.

PitchBook revenue increased 24.8% on a reported and organic basis, driven by strength in its core investor and advisor segments, supported by strong go-to-market lead generation activities, which offset some softening in the company (corporate) segment due to challenging market conditions. Licenses grew 24.8%, reflecting both new client users and expansion with existing clients, as well as variability driven by user maintenance activities and updates to user lists when enterprise clients renew. Product enhancements during the quarter included the launch of the VC Exit Predictor, a new tool and scoring methodology that draws on machine learning and PitchBook's extensive database to assess a startup's prospect of a successful exit. Reported and organic results exclude contributions from the Leveraged Commentary & Data (LCD) acquisition.

Morningstar Data revenue rose by 6.3%, or 10.0% on an organic basis, driven by growth across geographies, especially in North America. At the product level, fund data was the primary driver of performance followed by growth in Morningstar Essentials and equity data.

Morningstar Direct grew first-quarter revenue by 7.0%, or 9.7% organically, driven by increases across geographies with higher growth rates in both Europe and Asia. Revenue also includes the impact of price increases that reflect increased value for clients from various product enhancements. Direct licenses increased 4.8%.

DBRS Morningstar revenue declined 32.4% in the first quarter, or 30.7% on an organic basis, as global credit issuance activity remained weak due to uncertainty from the macroeconomic environment and volatility in the credit markets. These declines were most pronounced in the Company's ratings of commercial- and residential-mortgage-backed securities in the U.S. and Europe and financial institutions in the U.S. Organic revenue declined sharply in the U.S. and fell in Europe, but grew modestly in Canada. Credit-related data products demonstrated solid growth. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 55.4% of DBRS Morningstar revenue.

Investment Management revenue was 3.9% lower in the first quarter of 2023 and 11.8% lower on an organic basis. Reported AUMA were relatively flat compared with the prior-year period. Excluding $4.8 billion of assets related to the acquisition of Praemium's U.K. and international offerings (Praemium) in the second quarter of 2022, AUMA would have fallen 9.0% compared with the prior-year period, reflecting the decline in global markets over the period and softer flows.

Morningstar Sustainalytics revenue grew 10.5%, or 15.9% on an organic basis. Revenue increased 33.8%, or 39.9% on an organic basis, for Morningstar Sustainalytics' license-based products and declined 73.0%, or 71.8% on an organic basis, for its transaction-based products, which are solely comprised of its second-party opinions product. License-based product revenue growth was driven by regulatory and compliance solutions in EMEA, the expansion of use cases with existing clients, and robust demand for ESG ratings services. Partially offsetting this growth was the sharp decline in second-party opinions as global credit ratings activity remained weak.

Workplace Solutions revenue declined 5.3% on a reported and organic basis in the first quarter of 2023. AUMA declined 7.8% to $197.2 billion compared with the prior-year period, reflecting the decline in global markets over the period.

Morningstar Advisor Workstation revenue grew 5.6%, or 6.2% on an organic basis. The launch of the Investment Planning Experience, which is designed to help advisors deliver more personalized advice, supported new business and upsell opportunities with enterprise and individual advisor clients. In addition, enhancements to Scenario Builder to better align with the current regulatory environment and updates to the Morningstar Portfolio Risk Score supported retention and upsell opportunities with enterprise clients.

Morningstar Indexes revenue increased 25.3%, or 10.9% on an organic basis. The increase in revenue was driven by growth in investable product revenue, supported by net inflows and positive market impact with strong contributions from certain strategic beta products, including dividend-focused strategies. Increases in licensed data revenue also contributed to revenue growth. Organic revenue growth excludes LCD index-related revenue.

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

Organic revenue increased 2.8% during the first quarter. PitchBook, Morningstar Data, Morningstar Direct, and Morningstar Sustainalytics were the main drivers of the increase in organic revenue during the first quarter of 2023.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2023	2022	Change
Consolidated revenue	$479.7	$457.0	5.0%
Less: acquisitions	(18.2)	—	NMF
Less: accounting changes	—	—	NMF
Effect of foreign currency translations	8.3	—	NMF
Organic revenue	$469.8	$457.0	2.8%
________________________________________________________________________________________
NMF - not meaningful

Revenue by geographical area

	Three months ended March 31,
(in millions)	2023	2022	Change
United States	$347.3	$328.2	5.8%

Asia	12.1	10.8	12.0%
Australia	14.4	14.0	2.9%
Canada	27.3	27.1	0.7%
Continental Europe	43.1	41.3	4.4%
United Kingdom	33.1	33.1	—%
Other	2.4	2.5	(4.0)%
Total International	132.4	128.8	2.8%

Consolidated revenue	$479.7	$457.0	5.0%

International revenue comprised approximately 28% of our consolidated revenue for the first quarter of 2023 and 2022. Approximately 58% was generated by Continental Europe and the United Kingdom.

Revenue from international operations increased 2.8% in the first quarter of 2023. Acquisitions had a favorable impact of $2.9 million, while foreign currency translations had an unfavorable impact of $8.3 million on international revenue during the first quarter of 2023.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2023	2022	Change
Cost of revenue	$218.8	$191.3	14.4%
% of consolidated revenue	45.6%	41.9%	3.7	pp
Sales and marketing	107.6	81.4	32.2%
% of consolidated revenue	22.4%	17.8%	4.6	pp
General and administrative	84.0	90.3	(7.0)%
% of consolidated revenue	17.5%	19.8%	(2.3)	pp
Depreciation and amortization	44.8	37.6	19.1%
% of consolidated revenue	9.3%	8.2%	1.1	pp
Total operating expense	$455.2	$400.6	13.6%
% of consolidated revenue	94.9%	87.7%	7.2	pp

Consolidated operating expense increased $54.6 million, or 13.6%, in the first quarter of 2023.

In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations. Costs incurred in the first quarter of 2023 related to this transition totaled $5.6 million due primarily to transformation costs, which consist of professional fees and the temporary duplication of headcount as the Company hires replacement roles in other markets and continues to employ certain Shenzhen-based staff through the transition.

The Company expects that these activities will be substantially complete by the end of the third quarter of 2023 and will result in lower ongoing run-rate costs from the overall net reduction in the related headcount and certain overhead. Excluding the impact of the initiation of the significant reduction and shift of the Company's operations in China, operating expenses increased 12.2% during the first quarter of 2023.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits), sales commission expense, depreciation expense, and travel-related expenses were the key contributors to operating expense growth during the first quarter. Foreign currency translations had a favorable impact of $9.8 million during the first quarter of 2023.

Compensation expense increased $35.5 million in the first quarter of 2023. These higher costs reflect growth in headcount across key product areas over the past year, and the temporary duplication of headcount associated with the reduction and shift of the Company's China activities. Headcount increased 23.6% from the prior-year period to 12,411, largely driven by hiring in 2022. The growth in headcount was greatest for the Morningstar Sustainalytics and PitchBook product areas to support strategic growth initiatives. Headcount increased by 1.5% sequentially from December 31, 2022, the lowest percentage increase since the second quarter of 2020.

Sales commission expense increased $4.2 million during the first quarter of 2023, due in large part to strong sales performance and higher amortization of capitalized commissions related to prior year sales performance, primarily for PitchBook.

Depreciation increased $4.2 million as a result of higher capitalized software costs related to product enhancements in prior periods.

Travel-related expenses increased $3.3 million in the first quarter of 2023, primarily due to increased activity to support clients and sales generation.

An increase of $2.3 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the first quarter of 2023.

We had 12,411 employees worldwide as of March 31, 2023, compared with 10,038 as of March 31, 2022, which reflects further investments across the key areas noted above to support our growth objectives.

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.
Cost of revenue increased $27.5 million in the first quarter of 2023. Higher compensation expense of $23.2 million was the largest contributor to the increase, primarily due to the factors listed above. This increase was partially offset by higher capitalized software expense of $2.3 million, which resulted from an increase in development activity in key product areas.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $23.1 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first three months of 2023, compared with $20.7 million in the first three months of 2022.

Sales and marketing

Sales and marketing expense increased $26.2 million in the first quarter of 2023. Higher compensation expense of $17.3 million was the largest contributor. Sales commission expense grew by $4.1 million due in large part to strong sales performance and higher amortization of capitalized commissions related to prior year sales performance, primarily for PitchBook. Advertising and marketing costs increased $2.1 million during the first three months of 2023 due to higher pay-per-click advertising, marketing campaign expense, and conference expense.

General and administrative

General and administrative expense decreased $6.3 million during the first quarter of 2023. Compensation expense decreased $4.9 million compared with the prior year period, which included a $7.1 million increase to an earn-out accrual related to our acquisition of Sustainalytics. Stock-based compensation expense decreased $4.5 million primarily due to lower scheduled incentives for the current year under the PitchBook management bonus plan. These decreases were partially offset by higher rent expense of $1.7 million.

Depreciation and amortization

Depreciation expense increased $4.2 million in the first quarter of 2023, driven mainly by depreciation expense from higher levels of capitalized software development over the past several years.

Intangible amortization expense increased $3.4 million during the first quarter of 2023, primarily from additional amortization related to intangibles from the acquisition of LCD and Praemium.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2023	2022	Change
Operating income	$24.5	$56.4	(56.6)%
% of revenue	5.1%	12.3%	(7.2)	pp

Consolidated operating income decreased $31.9 million in the first quarter of 2023, reflecting an increase in operating expenses of $54.6 million, which was partially offset by an increase in revenue of $22.7 million. Operating margin was 5.1%, a decrease of 7.2 percentage points compared with the first quarter of 2022. In addition to reflecting operating expense growth, margins were negatively impacted by sharp declines in revenue in the asset- and transaction-based product areas.

We reported adjusted operating income of $51.8 million in the first quarter of 2023, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2023	2022	Change
Operating income	$24.5	$56.4	(56.6)%
Add: Intangible amortization expense	17.5	14.1	24.1%
Add: M&A-related expenses	4.2	4.9	(14.3)%
Add: M&A-related earn-outs	—	7.1	NMF
Add: Severance and personnel expenses (1)	1.1	—	NMF
Add: Transformation costs (1)	4.2	—	NMF
Add: Asset impairment costs (1)	0.3	—	NMF
Adjusted operating income	$51.8	$82.5	(37.2)%

In addition, we reported adjusted operating margin of 10.8% in the first quarter of 2023, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2023	2022	Change
Operating margin	5.1%	12.3%	(7.2) pp
Add: Intangible amortization expense	3.6%	3.1%	0.5 pp
Add: M&A-related expenses	0.9%	1.1%	(0.2) pp
Add: M&A-related earn-outs	—%	1.6%	(1.6) pp
Add: Severance and personnel expenses (1)	0.2%	—%	0.2 pp
Add: Transformation costs (1)	0.9%	—%	0.9 pp
Add: Asset impairment costs (1)	0.1%	—%	0.1 pp
Adjusted operating margin	10.8%	18.1%	(7.3) pp
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

Non-Operating Income (Loss), Net, Equity in Investments of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense
Non-operating income (loss), net

	Three months ended March 31,
(in millions)	2023	2022
Interest income	$1.2	$0.2
Interest expense	(14.5)	(2.6)
Realized gain on sale of investments, reclassified from other comprehensive income	0.2	1.0
Expense from equity method transaction, net	(11.8)	—
Other income, net	2.5	8.0
Non-operating income (loss), net	$(22.4)	$6.6

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes).

Expense from equity method transaction, net for the three months ended March 31, 2023 primarily reflects the Termination Agreement with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). We recorded $61.4 million of expense related to the Termination Agreement, a pre-tax holding gain of $18.4 million related to the Tender Offer Agreement, and an unrealized holding gain of $31.2 million related to our remaining investment in Wealth Advisors. See Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and Tender Offer Agreement.

Other income, net includes foreign currency exchange gains and unrealized gains on investments.

Equity in investments of unconsolidated entities

	Three months ended March 31,
(in millions)	2023	2022
Equity in investments of unconsolidated entities	$(1.3)	$0.4

Equity in investments of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2023	2022
Income before income taxes and equity in investments of unconsolidated entities	$2.1	$63.0
Equity in investments of unconsolidated entities	(1.3)	0.4
Total	$0.8	$63.4
Income tax expense	$8.4	$17.3
Effective tax rate	NMF	27.3%

For the three months ended March 31, 2023, income tax expense was $8.4 million, a decline of $8.9 million compared with the prior year period. Our effective tax rate was not meaningful due to the low level of pretax income in the current period. For the first quarter of 2023, income tax expense includes a valuation allowance against an excess capital loss generated from an equity method transaction and a change in deferred taxes with respect to stock-based compensation. See Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the equity method transaction.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents, and investments of $385.4 million, a decrease of $29.2 million, compared with $414.6 million as of December 31, 2022.

Cash provided by operating activities is our main source of cash. In the first three months of 2023, cash provided by operating activities was $23.4 million compared to $23.5 million in the prior-year period. Free cash flow was negative $6.1 million compared to negative $4.5 million in the prior year period. Operating cash flow and free cash flow were impacted by lower cash earnings and higher interest expense, which offset positive gains in working capital partially resulting from the lower bonus payment in the first quarter of 2023 relative to the prior-year period. We made annual bonus payments of $98.3 million during the first quarter of 2023 compared with $139.9 million in the first quarter of 2022.

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

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of March 31, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $783.0 million, net of debt issuance costs, with borrowing availability of $500.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

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

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of March 31, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2023, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 2.5x.

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

Approximately 68% of our cash, cash equivalents, and investments balance as of March 31, 2023 was held by our operations outside the United States, up from 64% as of December 31, 2022. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

In March 2023, our board of directors approved a regular quarterly dividend of $0.375 per share, or $16.0 million, payable on April 28, 2023 to shareholders of record as of April 7, 2023.

In December 2022, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. During the first quarter of 2023, we did not repurchase any shares, leaving $500.0 million available for future repurchases under the new share repurchase program.

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)), and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)).

Pursuant to the Termination Agreement, Wealth Advisors agreed to cease use of the Morningstar brand and Morningstar and Wealth Advisors agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay Wealth Advisors 8 billion Japanese yen ($61.4 million) upon the termination of the license agreement and the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by Wealth Advisors’ customers. On April 6, 2023, we made the first cash payment of 6 billion Japanese Yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese Yen ($14.8 million), pursuant to the Termination Agreement.

As part of such transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. See Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and Tender Offer Agreement.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2023	2022	Change
Cash provided by operating activities	$23.4	$23.5	(0.4)%
Capital expenditures	(29.5)	(28.0)	5.4%
Free cash flow	$(6.1)	$(4.5)	35.6%

We had negative free cash flow of $6.1 million in the first quarter of 2023 compared with negative $4.5 million in the first quarter of 2022. Cash provided by operating activities was relatively flat in the first quarter of 2023 compared with the prior-year period, while capital expenditures increased slightly. During the first quarter, the Company made its final $50.0 million payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows. Excluding the impact of the LCD payment, free cash flow would have been negative $1.6 million.

Lower cash earnings and higher interest expense had a negative impact on operating and free cash flow, which was mostly offset by gains in working capital partially resulting from the lower bonus payment in the first quarter of 2023 relative to the prior-year period. The net impact from an equity method transaction on operating cash flow in the quarter was positive $11.8 million.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar will not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions. The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of April 14, 2023:

Name and Position	Date of Plan	Plan Termination Date	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 14, 2023	Projected Beneficial Ownership	(1)
Gail Landis Director	3/23/2023	3/21/2025	975	Shares to be sold under the plan if the stock reaches specified prices	—	3,621
Joe Mansueto Executive Chairman	8/31/2022	5/3/2023	400,000	Shares to be sold under the plan if the stock reaches specified prices	400,000	16,579,284
Joe Mansueto Executive Chairman	2/28/2023	4/30/2024	700,000	Shares to be sold under the plan if the stock reaches specified prices	—	15,879,284

________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on March 31, 2023 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by May 31, 2023 and restricted stock units that will vest by May 31, 2023. The estimates do not reflect any changes to beneficial ownership that may have occurred since March 31, 2023. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2023, our cash, cash equivalents, and investments balance was $385.4 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $7.8 million impact on our interest expense based on our outstanding principal balance and SOFR rates around March 31, 2023.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2023:

	Three months ended March 31, 2023
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2023	0.6699	1.2369	0.7391	1.0879	n/a

Percentage of revenue	2.9%	6.9%	5.7%	6.5%	5.6%
Percentage of operating income (loss)	14.9%	(58.1)%	(19.9)%	20.5%	(99.6)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.4)	$(3.4)	$(2.7)	$(3.2)	$(2.7)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.4)	$1.4	$0.5	$(0.5)	$2.4

The table below shows our net investment exposure to foreign currencies as of March 31, 2023:

	As of March 31, 2023
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$68.1	$348.7	$394.0	$241.8	$212.4
Liabilities	28.1	74.8	173.3	166.7	(11.9)
Net currency position	$40.0	$273.9	$220.7	$75.1	$224.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.0)	$(27.4)	$(22.1)	$(7.5)	$(22.4)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported as and when required and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

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

The following table presents information related to repurchases of common stock we made during the three months ended March 31, 2023:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
January 1, 2023 - January 31, 2023	—	$—	—	$500,000,000
February 1, 2023 - February 28, 2023	—	—	—	$500,000,000
March 1, 2023 - March 31, 2023	—	—	—	$500,000,000
Total	—	$—	—

Item 6.Exhibits

Exhibit No	Description of Exhibit
10.1*†	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Award Agreement, for awards made on and after March 1, 2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on April 28, 2023 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: April 28, 2023	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer