Form 10-Q
period 2023-06-30
Morningstar, Inc.
filed 2023-07-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2023, there were 42,653,700 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022

Revenue	$504.7	$470.4	$984.4	$927.4

Operating expense:
Cost of revenue	216.4	197.6	435.2	388.9
Sales and marketing	109.5	91.8	217.1	173.2
General and administrative	90.1	87.1	174.1	177.4
Depreciation and amortization	47.0	40.0	91.8	77.6
Total operating expense	463.0	416.5	918.2	817.1

Operating income	41.7	53.9	66.2	110.3

Non-operating income (loss), net:
Interest expense, net	(14.1)	(4.4)	(27.4)	(6.8)
Realized gain (loss) on sale of investments, reclassified from other comprehensive income	0.3	(3.1)	0.5	(2.1)
Expense from equity method transaction, net	—	—	(11.8)	—
Other income (loss), net	3.8	(7.1)	6.3	0.9
Non-operating income (loss), net	(10.0)	(14.6)	(32.4)	(8.0)

Income before income taxes and equity in investments of unconsolidated entities	31.7	39.3	33.8	102.3

Equity in investments of unconsolidated entities	(1.8)	(1.8)	(3.1)	(1.4)

Income tax expense (benefit)	(6.2)	7.4	2.2	24.7

Consolidated net income	$36.1	$30.1	$28.5	$76.2

Net income per share:
Basic	$0.85	$0.71	$0.67	$1.78
Diluted	$0.84	$0.70	$0.67	$1.77

Dividends per common share:
Dividends declared per common share	$0.38	$0.36	$0.75	$0.72
Dividends paid per common share	$0.38	$0.36	$0.75	$0.72

Weighted average shares outstanding:
Basic	42.6	42.6	42.6	42.8
Diluted	42.8	42.9	42.8	43.1

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Consolidated net income	$36.1	$30.1	$28.5	$76.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7.9	(43.7)	15.0	(48.7)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	0.1	(3.0)	0.2	(7.8)
Reclassification of realized gains (losses) on investments included in net income	(0.1)	2.8	(0.3)	2.1
Other comprehensive income (loss), net	7.9	(43.9)	14.9	(54.4)

Comprehensive income (loss)	$44.0	$(13.8)	$43.4	$21.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2023 (unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$343.3	$376.6
Investments	34.9	38.0
Accounts receivable, less allowance for credit losses of $5.7 million and $6.6 million, respectively	321.8	307.9
Income tax receivable	15.1	—
Deferred commissions	42.7	40.7
Prepaid expenses	45.8	36.7
Other current assets	3.7	10.9
Total current assets	807.3	810.8
Goodwill	1,584.7	1,571.7
Intangible assets, net	518.5	548.6
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $666.7 million and $610.7 million, respectively	205.6	199.4
Operating lease assets	173.6	191.6
Investments in unconsolidated entities	114.8	96.0
Deferred tax asset, net	11.5	10.8
Deferred commissions	32.4	35.4
Other assets	9.5	10.5
Total assets	$3,457.9	$3,474.8

Liabilities and equity
Current liabilities:
Deferred revenue	$506.3	$455.6
Accrued compensation	169.4	220.1
Accounts payable and accrued liabilities	69.0	76.2
Current portion of long-term debt	32.1	32.1
Operating lease liabilities	36.3	37.3
Contingent consideration liability	—	50.0
Other current liabilities	1.8	11.2
Total current liabilities	814.9	882.5
Operating lease liabilities	160.3	176.7
Accrued compensation	23.2	20.7
Deferred tax liabilities, net	58.2	62.9
Long-term debt	1,121.4	1,077.5
Deferred revenue	29.5	33.5
Other long-term liabilities	14.8	13.9
Total liabilities	2,222.3	2,267.7

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,653,561 and 42,480,051 shares were outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—

Treasury stock at cost, 11,993,210 and 11,991,517 shares as of June 30, 2023 and December 31, 2022, respectively	(986.8)	(986.7)
Additional paid-in capital	775.0	757.8
Retained earnings	1,531.5	1,535.0
Accumulated other comprehensive loss:
Currency translation adjustment	(84.0)	(99.0)
Unrealized gain on available-for-sale investments	(0.1)	—
Total accumulated other comprehensive loss	(84.1)	(99.0)
Total equity	1,235.6	1,207.1
Total liabilities and equity	$3,457.9	$3,474.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and six months ended June 30, 2023 and 2022

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income (loss), net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7

Net income		—	—	—	36.1	—	36.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	7.9	7.9
Other comprehensive income (loss), net		—	—	—	—	7.9	7.9
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	111,102	—	1.3	(11.7)	—	—	(10.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	14.8	—	—	14.8
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of June 30, 2023	42,653,561	$—	$(986.8)	$775.0	$1,531.5	$(84.1)	$1,235.6

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive income (loss), net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

Net income		—	—	—	30.1	—	30.1
Other comprehensive income (loss):	`
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(3.0)	(3.0)
Reclassification of realized loss on investments included in net income, net of tax		—	—	—	—	2.8	2.8
Foreign currency translation adjustment, net		—	—	—	—	(43.7)	(43.7)
Other comprehensive income (loss), net		—	—	—	—	(43.9)	(43.9)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	98,894	—	1.4	(12.7)	—	—	(11.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(374,358)	—	(92.5)	—	—	—	(92.5)
Dividends declared ($0.36 per share)		—	—	—	(15.3)	—	(15.3)
Balance as of June 30, 2022	42,492,188	$—	$(966.0)	$724.5	$1,572.0	$(89.7)	$1,240.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2023	2022
Operating activities
Consolidated net income	$28.5	$76.2
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	91.8	77.6
Deferred income taxes	(6.8)	(16.9)
Stock-based compensation expense	27.0	36.0
Provision for bad debt	2.5	1.3
Equity in investments of unconsolidated entities	3.1	1.4
Gain on equity method transaction	(49.6)	—
Other, net	(6.6)	4.5
Changes in operating assets and liabilities:
Accounts receivable	(14.9)	(35.4)
Accounts payable and accrued liabilities	(9.0)	3.8
Accrued compensation and deferred commissions	(34.2)	(102.8)
Income taxes, current	(24.2)	(2.9)
Deferred revenue	44.7	64.8
Other assets and liabilities	(4.4)	(15.4)
Cash provided by operating activities	47.9	92.2

Investing activities
Purchases of investment securities	(5.2)	(24.3)
Proceeds from maturities and sales of investment securities	11.9	32.4
Capital expenditures	(59.8)	(59.7)
Acquisitions, net of cash acquired	—	(646.6)
Proceeds from sale of equity method investments, net	26.2	—
Purchases of investments in unconsolidated entities	(0.9)	(26.6)
Other, net	—	(0.2)
Cash used for investing activities	(27.8)	(725.0)

Financing activities
Common shares repurchased	(1.4)	(202.5)
Dividends paid	(31.9)	(30.9)
Proceeds from revolving credit facility	230.0	440.0
Repayment of revolving credit facility	(170.0)	(210.0)
Proceeds from term facility	—	600.0
Repayment of term facility	(16.3)	(10.9)
Employee taxes withheld for stock awards	(19.9)	(18.5)
Payment of acquisition-related earn-outs	(45.5)	(16.2)
Other, net	0.1	(2.1)
Cash provided by (used for) financing activities	(54.9)	548.9

Effect of exchange rate changes on cash and cash equivalents	1.5	(19.7)
Net decrease in cash and cash equivalents	(33.3)	(103.6)
Cash and cash equivalents—beginning of period	376.6	483.8
Cash and cash equivalents—end of period	$343.3	$380.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33.1	$44.6
Cash paid for interest	$28.2	$7.0

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the Company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023 (our Annual Report).

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

As a result of these activities, the Company incurred $25.9 million of severance expense in 2022, which represented substantially all of the severance costs expected to be incurred with the remainder to be recognized through the third quarter of 2023. We recorded an immaterial amount of additional severance expense during the first and second quarters of 2023. We have $14.2 million of accrued severance remaining as of June 30, 2023, which we expect will be substantially paid through the third quarter of 2023. The liability is recorded within "Accrued compensation - current" on our Consolidated Balance Sheet.

3. Credit Arrangements

Debt

The following table summarizes our debt as of June 30, 2023 and December 31, 2022:

(in millions)	As of June 30, 2023	As of December 31, 2022
Term Facility, net of unamortized debt issuance costs of $0.7 million and $0.7 million, respectively	$625.0	$641.1
Revolving Credit Facility	180.0	120.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.5 million and $1.5 million, respectively	348.5	348.5
Total debt	$1,153.5	$1,109.6

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

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of June 30, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $805.0 million, net of debt issuance costs, with borrowing availability of $470.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of June 30, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2023.

4. Acquisitions, Goodwill, and Other Intangible Assets

2023 Acquisitions

We did not make any acquisitions during the second quarter and first six months of 2023.

Goodwill

The following table shows the changes in our goodwill balance from December 31, 2022 to June 30, 2023:

(in millions)
Balance as of December 31, 2022	$1,571.7
Foreign currency translation	13.0
Balance as of June 30, 2023	$1,584.7

We did not record any goodwill impairment losses in the first six months of 2023 or 2022. We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2023				As of December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$600.5	$(243.2)	$357.3	14	$595.1	$(221.3)	$373.8	14
Technology-based assets	315.4	(186.4)	129.0	8	312.8	(173.8)	139.0	8
Intellectual property & other	93.0	(60.8)	32.2	8	92.1	(56.3)	35.8	8
Total intangible assets	$1,008.9	$(490.4)	$518.5	12	$1,000.0	$(451.4)	$548.6	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Amortization expense	$17.7	$15.6	$35.2	$29.7

We amortize intangible assets using the straight-line method over their expected economic useful lives.

As of June 30, 2023, we expect intangible amortization expense for the remainder of 2023 and subsequent years to be as follows:

(in millions)
Remainder of 2023 (July 1 through December 31)	$36.0
2024	65.2
2025	56.8
2026	53.0
2027	45.9
Thereafter	261.6
Total	$518.5

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Basic net income per share:
Consolidated net income	$36.1	$30.1	$28.5	$76.2

Weighted average common shares outstanding	42.6	42.6	42.6	42.8

Basic net income per share	$0.85	$0.71	$0.67	$1.78

Diluted net income per share:
Consolidated net income	$36.1	$30.1	$28.5	$76.2

Weighted average common shares outstanding	42.6	42.6	42.6	42.8
Net effect of dilutive stock options and restricted stock units	0.2	0.3	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	42.8	42.9	42.8	43.1

Diluted net income per share	$0.84	$0.70	$0.67	$1.77

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
License-based	$376.0	$327.5	$740.0	$639.4
Asset-based	67.3	67.6	132.6	136.1
Transaction-based	61.4	75.3	111.8	151.9
Consolidated revenue	$504.7	$470.4	$984.4	$927.4

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

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of June 30, 2023 had a net increase of $46.7 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $303.0 million of revenue in the six months ended June 30, 2023 that was included in the contract liabilities balance as of December 31, 2022.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2023 and subsequent years as follows:

(in millions)	As of June 30, 2023
Remainder of 2023 (July 1 through December 31)	$582.8
2024	424.0
2025	152.6
2026	37.1
2027	7.6
Thereafter	26.7
Total	$1,230.8

The aggregate amount of revenue we expect to recognize for the remainder of 2023 and subsequent years is higher than our contract liability balance of $535.8 million as of June 30, 2023. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of June 30, 2023. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of June 30, 2023, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from June 30, 2023. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2023	As of December 31, 2022
Accounts receivable, less allowance for credit losses	$321.8	$307.9
Deferred commissions	75.1	76.1
Total contract assets	$396.9	$384.0

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

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets, by geographical area:

Revenue by geographical area	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
United States	$365.5	$338.1	$712.8	$666.3

Asia	11.6	11.5	23.7	22.3
Australia	14.6	14.7	29.0	28.7
Canada	30.1	29.5	57.4	56.6
Continental Europe	45.6	41.2	88.7	82.5
United Kingdom	34.7	32.9	67.8	66.0
Other	2.6	2.5	5.0	5.0
Total International	139.2	132.3	271.6	261.1

Consolidated revenue	$504.7	$470.4	$984.4	$927.4

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of June 30, 2023	As of December 31, 2022
United States	$172.2	$165.6

Asia	12.3	12.8
Australia	1.9	2.3
Canada	4.4	4.5
Continental Europe	7.4	8.5
United Kingdom	7.2	5.4
Other	0.2	0.3
Total International	33.4	33.8

Consolidated property, equipment, and capitalized software, net	$205.6	$199.4

Operating lease assets by geographical area
(in millions)	As of June 30, 2023	As of December 31, 2022
United States	$111.3	$120.0

Asia	19.3	22.6
Australia	3.5	3.9
Canada	3.8	5.5
Continental Europe	16.2	18.5
United Kingdom	19.2	20.6
Other	0.3	0.5
Total International	62.3	71.6

Consolidated operating lease assets	$173.6	$191.6

8. Fair Value Measurements

Investments

As of June 30, 2023 and December 31, 2022, our investment balances totaled $34.9 million and $38.0 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2023, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We recognize unrealized holding gains or losses within "Other income (loss), net" on our Condensed Consolidated Statements of Income.

Contingent Consideration

As of December 31, 2022, financial liabilities that were classified as Level 3 within the fair value hierarchy included a contingent consideration liability of $50.0 million related to LCD, which represented the acquisition date fair value of $45.5 million plus changes due to remeasurement of this liability in subsequent reporting periods.

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

9. Investments in Unconsolidated Entities

As of June 30, 2023 and December 31, 2022, our investment in unconsolidated entities balance totaled $114.8 million and $96.0 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)), and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)).

Pursuant to the Termination Agreement, Wealth Advisors agreed to cease use of the Morningstar brand and Morningstar and Wealth Advisors agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay Wealth Advisors 8 billion Japanese yen upon the termination of the license agreement and the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by Wealth Advisors’ customers.

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. The total cash payments of $59.9 million are reflected in "Other assets and liabilities" within operating activities on the Condensed Consolidated Statements of Cash Flows. The expense related to the Termination Agreement is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income for the six months ended June 30, 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income for the six months ended June 30, 2023.

Subsequent to the tender offer, the Company's ownership percentage in Wealth Advisors decreased to 13.2% from 22.1%, and as a result, we no longer account for our investment in Wealth Advisors as an equity method investment. Each reporting period, we remeasure our remaining investment in Wealth Advisors, an equity security with a readily determinable value, at fair value and recognize unrealized holding gains or losses within "Other income (loss), net" on our Condensed Consolidated Statements of Income. During the first six months of 2023, we recognized an unrealized holding gain of $31.2 million, which is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statement of Income.

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

Our operating lease expense for the three months ended June 30, 2023 was $13.4 million, compared with $10.0 million for the three months ended June 30, 2022. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.9 million for the three months ended June 30, 2023, compared with $4.1 million for the three months ended June 30, 2022. We made lease payments of $11.6 million during the three months ended June 30, 2023, compared with $10.7 million during the three months ended June 30, 2022.

Our operating lease expense for the six months ended June 30, 2023 was $25.1 million, compared with $20.2 million for the six months ended June 30, 2022. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $9.0 million for the six months ended June 30, 2023, compared with $8.0 million for the six months ended June 30, 2022. We made lease payments of $22.9 million during the six months ended June 30, 2023, compared with $21.5 million during the six months ended June 30, 2022.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2023 (July 1 through December 31)	$20.9
2024	43.6
2025	34.0
2026	37.7
2027	29.2
Thereafter	53.3
Total minimum lease commitments	218.7
Adjustment for discount to present value	22.1
Present value of lease liabilities	$196.6

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2023
Weighted-average remaining lease term (in years)	5.9

Weighted-average discount rate	3.5%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cost of revenue	$7.2	$6.7	$12.2	$9.2
Sales and marketing	2.5	2.6	4.1	4.0
General and administrative	5.1	12.8	10.7	22.8
Total stock-based compensation expense	$14.8	$22.1	$27.0	$36.0

As of June 30, 2023, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $95.9 million, which we expect to recognize over a weighted average period of 29 months.

12. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended June 30, 2023 and June 30, 2022:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Income before income taxes and equity in investments of unconsolidated entities	$31.7	$39.3	$33.8	$102.3
Equity in investments of unconsolidated entities	(1.8)	(1.8)	(3.1)	(1.4)
Total	$29.9	$37.5	$30.7	$100.9
Income tax expense (benefit)	$(6.2)	$7.4	$2.2	$24.7
Effective tax rate	(20.7)%	19.7%	7.2%	24.5%

Our effective tax rate in the second quarter and first six months of 2023 was (20.7)% and 7.2%, respectively, reflecting a decrease of 40.4 and 17.3 percentage points, respectively, compared with the same periods in the prior year. The decrease in the second quarter is primarily attributable to the recognition of $13.7 million of tax benefits related to a retroactive tax election with respect to our 2021 and 2022 tax periods. We received confirmation of the approval of the tax election during the second quarter of 2023, which allowed us to recognize the tax benefits in the period.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2023 and December 31, 2022, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2023	As of December 31, 2022
Gross unrecognized tax benefits	$13.0	$26.5
Gross unrecognized tax benefits that would affect income tax expense	$13.0	$26.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.6	$26.1

Our gross unrecognized tax benefits decreased from $26.5 million as of December 31, 2022, to $13.0 million as of June 30, 2023. The decrease is primarily related to a retroactive tax election that was approved by a taxing authority during the second quarter of 2023, which resulted in the recognition of $13.7 million of current and deferred tax benefits with respect to our 2021 and 2022 tax periods.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2023	As of December 31, 2022
Current liability	$7.9	$18.3
Non-current liability	6.4	6.0
Total liability for unrecognized tax benefits	$14.3	$24.3

Our liability for unrecognized tax benefits decreased from $24.3 million as of December 31, 2022, to $14.3 million as of June 30, 2023. The decrease is primarily related to a retroactive tax election that was approved by a taxing authority during the second quarter of 2023, which resulted in the recognition of $10.6 million of current tax benefits with respect to our 2021 and 2022 tax periods.

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

Approximately 74% of our cash, cash equivalents, and investments balance as of June 30, 2023 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Ratings and Regulatory Matters

Our ratings and related research activities, including credit ratings, ESG ratings, managed investment, and equity ratings, are or may in the future become subject to regulation or increased scrutiny from executive, legislative, regulatory, and private parties. As a result, those activities may be subject to governmental, regulatory, and legislative investigations, regulatory examinations in the ordinary course of business, subpoenas, and other forms of legal process, which may lead to claims and litigation that are based on these ratings and related research activities. Our regulated businesses are generally subject to periodic reviews, inspections, examinations, and investigations by regulators in the jurisdictions in which they operate, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

Credit Ratings Matters

On June 15, 2023, the staff of the Division of Enforcement of the SEC provided a Wells notice to DBRS, Inc. (DBRS), indicating that they had reached a preliminary decision to recommend that the SEC authorize an enforcement action related to compliance with recordkeeping requirements for certain credit ratings-related communications sent over unapproved electronic messaging channels and disclosure and non-financial internal controls requirements related to former commercial mortgage-backed securities ratings methodologies DBRS used during the period July 2019 through November 2022. DBRS is discussing with the SEC staff a potential settled resolution of this investigation. Based on our assessment of the current stage of this investigation, our financial results as of June 30, 2023, include an immaterial accrual related to this investigation. At this time, we do not believe any outcome in this investigation will have a material adverse effect on our business, operating results, or financial position.

Other Matters

We are involved from time to time in commercial disputes and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular dispute or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

14. Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2023. This authorization replaced the then-existing share repurchase program and expires on December 31, 2025. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three and six months ended June 30, 2023, we repurchased a total of 8,484 shares for $1.4 million. As of June 30, 2023, we have $498.6 million available for future repurchases under the current share repurchase program.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “prospects”, or “continue.” These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

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
•artificial intelligence and related new technologies that may present business, compliance and reputational risks;
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

Supplemental Operating Metrics (Unaudited)
The tables below summarize our key product metrics and other supplemental data.

	Three months ended June 30,				Six months ended June 30,
(in millions)	2023	2022	Change	Organic Change (2)	2023	2022	Change	Organic Change (2)
Revenue by Type (1)
License-based (3)	$376.0	$327.5	14.8%	12.2%	$740.0	$639.4	15.7%	13.2%
Asset-based (4)	67.3	67.6	(0.4)%	(1.4)%	132.6	136.1	(2.6)%	(3.7)%
Transaction-based (5)	61.4	75.3	(18.5)%	(19.5)%	111.8	151.9	(26.4)%	(27.3)%

Key product area revenue
PitchBook	$121.2	$100.2	21.0%	21.0%	$236.0	$192.2	22.8%	22.8%
Morningstar Data	69.4	64.3	7.9%	8.3%	136.7	127.6	7.1%	9.1%
DBRS Morningstar (6)	54.2	65.2	(16.9)%	(15.9)%	101.0	134.4	(24.9)%	(23.5)%
Morningstar Direct	49.9	45.8	9.0%	9.3%	98.7	91.4	8.0%	9.5%
Investment Management	29.4	30.0	(2.0)%	(10.7)%	59.0	60.8	(3.0)%	(11.3)%
Morningstar Sustainalytics	29.2	25.9	12.7%	12.7%	56.5	50.6	11.7%	14.2%
Workplace Solutions	27.2	26.2	3.8%	3.8%	52.4	52.8	(0.8)%	(0.8)%
Morningstar Advisor Workstation	25.2	23.6	6.8%	7.3%	49.7	46.8	6.2%	6.8%
	As of June 30,
	2023	2022	Change
Assets under management and advisement (approximate) ($bil)
Workplace Solutions
Managed Accounts	$118.1	$116.2	1.6%
Fiduciary Services	55.4	49.8	11.2%
Custom Models/CIT	36.9	36.5	1.1%
Workplace Solutions (total)	$210.4	$202.5	3.9%
Investment Management
Morningstar Managed Portfolios	$35.1	$33.0	6.4%
Institutional Asset Management	10.2	9.9	3.0%
Asset Allocation Services	7.8	7.4	5.4%
Investment Management (total)	$53.1	$50.3	5.6%

Asset value linked to Morningstar Indexes ($bil)	$169.8	$133.9	26.8%

Our employees (approximate)
Worldwide headcount	12,126	10,767	12.6%

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change		2023	2022	Change
Average assets under management and advisement ($bil)	$258.0	$258.9	(0.3)%		$253.9	$261.0	(2.7)%
_________________________________________________________________________
(1) Starting with the quarter ended March 31, 2023, the Company updated its revenue-type classifications to account for product areas with more than one revenue type. Prior periods have not been restated to reflect the updated classifications. Revenue from Morningstar Sustainalytics' second-party opinions product was reclassified from license-based to transaction-based. Revenue from Morningstar Indexes data and services products was reclassified from asset-based to license-based. Revenue from DBRS Morningstar's data products was reclassified from transaction-based to license-based.
(2) Organic revenue is a non-GAAP measure that excludes acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices, and the effect of foreign currency translations. In addition, the calculation of organic revenue growth by product revenue type compares the three and six months ended June 30, 2023 revenue to the prior periods on the basis of the updated classifications.
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
(6) For the three and six months ended June 30, 2023, DBRS Morningstar recurring revenue derived primarily from surveillance, research, and other transaction-related services was 49.9% and 52.5%, respectively. For the three and six months ended June 30, 2022, recurring revenue was 38.4% and 37.2%, respectively.

Three and Six Months Ended June 30, 2023 vs. Three and Six Months Ended June 30, 2022

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2023	2022	Change		2023	2022	Change
Consolidated revenue	$504.7	$470.4	7.3%		$984.4	$927.4	6.1%
Operating income	41.7	53.9	(22.6)%		66.2	110.3	(40.0)%
Operating margin	8.3%	11.5%	(3.2)	pp	6.7%	11.9%	(5.2)	pp

Cash provided by operating activities	$24.5	$68.7	(64.3)%		$47.9	$92.2	(48.0)%
Capital expenditures	(30.3)	(31.7)	(4.4)%		(59.8)	(59.7)	0.2%
Free cash flow	$(5.8)	$37.0	NMF		$(11.9)	$32.5	NMF

Cash used for investing activities	$(27.1)	$(691.3)	(96.1)%		$(27.8)	$(725.0)	(96.2)%
Cash provided by (used for) financing activities	$(6.1)	$537.1	NMF		$(54.9)	$548.9	NMF
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

We present adjusted operating income and adjusted operating margin to show the effect of significant acquisition activity, better compare period-over-period results, and improve overall understanding of the underlying performance of the business absent the impact of acquisitions for the three and six months ended June 30, 2023.

We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Consolidated revenue	$504.7	$470.4	7.3%	$984.4	$927.4	6.1%

In the second quarter of 2023, consolidated revenue increased 7.3% to $504.7 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $2.4 million.

License-based revenue grew $48.5 million, or 14.8%, during the second quarter of 2023. On an organic basis, license-based revenue increased 12.2%. PitchBook, Morningstar Sustainalytics' license-based products, Morningstar Data, and Morningstar Direct, all provided meaningful contributions to reported and organic revenue growth in the second quarter of 2023.

Asset-based revenue decreased $0.3 million, or 0.4%, in the second quarter of 2023. Organic revenue declined 1.4%. Reported and organic revenue declined as growth in Morningstar Indexes' asset-based products and Workplace Solutions was offset by a decline in Investment Management revenue.

The asset-based revenue we earn in both Investment Management and Workplace Solutions is generally based on average asset levels during each quarter, which are often reported on a one-quarter lag. As a result of the timing of this client asset reporting and the structure of our contracts, this often results in a one-quarter lag between market movements and the impact on revenue. An estimate of variable consideration related to unknown or lagged average assets under management (AUM) and advisement (AUMA) values is included in the transaction price to the extent it's probable that a significant reversal in the amount of the revenue recognized will not occur. AUMA (calculated using available average quarterly or monthly data) were $258.0 billion for the second quarter of 2023, compared with $258.9 billion for the second quarter of 2022, a decline of 0.3%.

Transaction-based revenue decreased $13.9 million, or 18.5%, in the second quarter of 2023, due to continued softness in U.S. commercial-mortgage-backed securities ratings activity, weakness in Morningstar Sustainalytics' second-party opinion product, and a decline in Morningstar.com ad revenue. On an organic basis, transaction-based revenue declined 19.5%.

In the first six months of 2023, consolidated revenue increased 6.1% to $984.4 million. Foreign currency movements had a negative impact in the quarter, decreasing revenue by $10.7 million.

License-based revenue grew $100.6 million, or 15.7%, during the first six months of 2023. On an organic basis, license-based revenue increased 13.2%. Reported and organic revenue growth was driven by demand for PitchBook, Morningstar Sustainalytics' license-based products, Morningstar Data, and Morningstar Direct.

Asset-based revenue decreased $3.5 million, or 2.6%, in the first six months of 2023. Organic revenue declined 3.7%. Reported and organic revenue declined as growth in Morningstar Indexes' asset-based products was offset by a decline in Investment Management revenue. Workplace Solutions revenue was close to flat in the first six months of 2023.

The decrease in reported revenue and organic revenue was driven by the same factors noted above.

Transaction-based revenue decreased $40.1 million, or 26.4%, in the first six months of 2023, driven by the same factors noted above. On an organic basis, transaction-based revenue declined 27.3%.

The product areas below are listed by largest revenue contribution for the second quarter and first six months of 2023.

PitchBook revenue grew 21.0% and 22.8% during the second quarter and first six months of 2023, respectively, on both a reported and organic basis, driven by continued strength in its core investor and advisor segments, which offset some softness in the company (corporate) segment, compared to a particularly strong prior-year period. Licenses grew 16.2%, reflecting both new client users and expansion with existing clients, as well as variability driven by user maintenance activities and updates to user lists when enterprise clients renew. During the quarter, product enhancements included the addition of Leveraged Commentary & Data (LCD) news and research to the PitchBook platform, providing users with centralized access to private equity and credit coverage, while the PitchBook newsletter surpassed two million subscribers. Results exclude contributions from the LCD acquisition.

Morningstar Data revenue rose by 7.9%, or 8.3% on an organic basis, during the second quarter of 2023, driven by increases in North America and supported by the addition of new asset- and wealth-management clients. At the product level, fund data continued to be the key driver of revenue growth, followed by growth in Morningstar Essentials and equity data. Morningstar Data revenue rose by 7.1%, or 9.1% on an organic basis, during the first six months of 2023.

DBRS Morningstar revenue declined 16.9% in the second quarter of 2023, or 15.9% on an organic basis, primarily as a result of a sharp drop in revenue from commercial mortgage-backed securities (CMBS) ratings, as U.S. CMBS new issuance ratings revenue decreased 80% compared to the prior-year period. Ratings revenue from financial institutions and sovereigns also declined. These decreases were partially mitigated by growth in revenue from asset-backed securities ratings and corporate credit ratings. Revenue related to data products also increased. Organic revenue declined sharply in the U.S. and modestly in Europe but grew in Canada. DBRS Morningstar revenue decreased 24.9%, or 23.5% organically, during the first six months of 2023. Recurring annual fees tied to surveillance, research, and other transaction-related services represented 49.9% and 52.5% of DBRS Morningstar revenue during the second quarter and first six months of 2023, respectively.

Morningstar Direct grew revenue by 9.0%, or 9.3% organically, during the second quarter of 2023, reflecting growth across all geographies and supported by the addition of new asset- and wealth-management clients. Direct licenses increased 3.1%. Morningstar Direct revenue grew 8.0%, or 9.5% on an organic basis, during the first six months of 2023.

Investment Management revenue was 2.0% lower in the second quarter of 2023 and 10.7% lower on an organic basis. Reported AUMA were 5.6% higher compared with the prior-year period, due to market gains. Despite this increase in AUMA, organic revenue decreased due to the timing of client contract billings, which were largely based on assets as of March 31, 2023, and the decline in asset values across global markets over the prior 12-month period. Total AUMA included $5.1 billion of assets related to the acquisition of Praemium's U.K. and international offerings, which closed on June 30, 2022. Organic results exclude contributions from Praemium. Investment Management revenue declined 3.0%, or 11.3% on an organic basis, during the first six months of 2023.

Morningstar Sustainalytics revenue grew 12.7%, on a reported and organic basis, during the second quarter of 2023. License-based revenue increased 26.2%, or 26.7% on an organic basis, while transaction-based revenue declined 56.5%, or 56.6% on an organic basis. License-based product revenue growth was driven by strong demand for regulatory and compliance solutions in EMEA, with somewhat slower growth in the U.S. reflecting softening in the retail asset management and wealth management segments. Although sustainable bond issuance rebounded, transaction-based revenue was impacted by constraints on demand for second-party opinions (SPOs) as some sustainable bond issuers came to market without new or updated SPOs, instead relying on Leadership in Environmental and Energy Design (LEED) certifications or SPOs initially obtained for bonds issued earlier under the same program. During the first six months of 2023, Morningstar Sustainalytics revenue rose 11.7% or 14.2% organically. Licensed-based revenue increased 29.8%, or 32.8% on an organic basis, and transaction-based revenue declined 65.6%, or 64.8% on an organic basis, during the first six months of 2023.

Workplace Solutions revenue increased 3.8% on a reported and organic basis in the second quarter of 2023 and declined 0.8% on a reported and organic basis during the first six months of 2023. AUMA increased 3.9% to $210.4 billion compared with the prior-year period, reflecting market gains.

Morningstar Advisor Workstation revenue grew 6.8%, or 7.3% on an organic basis, during the second quarter of 2023. The January launch of the Investment Planning Experience, a new workflow which helps advisors meet demand for more personalized advice for investors, contributed to upsells with enterprise clients and the expansion of Advisor Workstation's footprint with individual advisors. The Company also integrated new capabilities into the App Hub and launched upgrades to the user experience for core Workstation features to provide a more robust platform experience for advisors. During the first six months of 2023, Morningstar Advisor Workstation revenue increased 6.2%, or 6.8% on an organic basis.

Morningstar Indexes revenue increased 25.3%, or 15.1% on an organic basis, during the second quarter of 2023. The increase in revenue was driven by growth in investable product revenue, supported in part by market gains. Licensed-data revenue also increased, with contributions from LCD-related index data, which was included in organic growth for the month of June. Morningstar Indexes revenue rose 25.3%, or 13.0% on an organic basis during the first six months of 2023.

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

Organic revenue increased 5.1% and 4.0% during the second quarter and first six months of 2023, respectively. PitchBook, Morningstar Sustainalytics' license-based products, Morningstar Data, and Morningstar Direct were the main drivers of the increase in organic revenue during the second quarter and first six months of 2023.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Consolidated revenue	$504.7	$470.4	7.3%	$984.4	$927.4	6.1%
Less: acquisitions	(12.7)	—	NMF	(30.9)	—	NMF
Less: accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	2.4	—	NMF	10.7	—	NMF
Organic revenue	$494.4	$470.4	5.1%	$964.2	$927.4	4.0%

Consolidated Revenue by Geographical Area

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
United States	$365.5	$338.1	8.1%	$712.8	$666.3	7.0%

Asia	11.6	11.5	0.9%	23.7	22.3	6.3%
Australia	14.6	14.7	(0.7)%	29.0	28.7	1.0%
Canada	30.1	29.5	2.0%	57.4	56.6	1.4%
Continental Europe	45.6	41.2	10.7%	88.7	82.5	7.5%
United Kingdom	34.7	32.9	5.5%	67.8	66.0	2.7%
Other	2.6	2.5	4.0%	5.0	5.0	—%
Total International	139.2	132.3	5.2%	271.6	261.1	4.0%

Consolidated revenue	$504.7	$470.4	7.3%	$984.4	$927.4	6.1%

International revenue comprised approximately 28% of our consolidated revenue for the second quarter and first six months of 2023 and 2022. Approximately 58% was generated by Continental Europe and the United Kingdom during the second quarter and first six months of 2023, which was a slight increase from the prior year periods.

Revenue from international operations increased 5.2% and 4.0% in the second quarter and first six months of 2023, respectively. Acquisitions had a favorable impact of $12.7 million and $30.9 million during the second quarter and first six months of 2023, respectively, while foreign currency translations had an unfavorable impact of $2.4 million and $10.7 million on international revenue during the second quarter and first six months of 2023, respectively.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Cost of revenue	$216.4	$197.6	9.5%		$435.2	$388.9	11.9%
% of consolidated revenue	42.9%	42.0%	0.9	pp	44.2%	41.9%	2.3	pp
Sales and marketing	109.5	91.8	19.3%		217.1	173.2	25.3%
% of consolidated revenue	21.7%	19.5%	2.2	pp	22.1%	18.7%	3.4	pp
General and administrative	90.1	87.1	3.4%		174.1	177.4	(1.9)%
% of consolidated revenue	17.9%	18.5%	(0.6)	pp	17.7%	19.1%	(1.4)	pp
Depreciation and amortization	47.0	40.0	17.5%		91.8	77.6	18.3%
% of consolidated revenue	9.3%	8.5%	0.8	pp	9.3%	8.4%	0.9	pp
Total operating expense	$463.0	$416.5	11.2%		$918.2	$817.1	12.4%
% of consolidated revenue	91.7%	88.5%	3.2	pp	93.3%	88.1%	5.2	pp

Consolidated operating expense increased $46.5 million, or 11.2%, in the second quarter of 2023 and increased $101.1 million, or 12.4%, during the first six months of 2023.

In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations. Costs incurred in the second quarter and first six months of 2023 related to this transition totaled $7.3 million and $12.9 million, respectively, due primarily to severance expense and transformation costs, which consist of professional fees and the temporary duplication of headcount as the Company hires replacement roles in other markets and continues to employ certain Shenzhen-based staff through the transition.

The Company expects that these activities will be substantially complete by the end of the third quarter of 2023 and will result in lower ongoing run-rate costs from the overall net reduction in the related headcount and certain overhead expenses.

Excluding the impact of the China operations transition, M&A-related expenses, and intangible amortization, operating expenses increased 9.6% during the second quarter and 11.8% during the first six months of 2023.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits), severance expense, and depreciation expense were the key contributors to operating expense growth during the second quarter and first six months of 2023. Foreign currency translations had a favorable impact on operating expense of $3.4 million and $13.3 million during the second quarter and first six months of 2023, respectively.

Compensation expense increased $36.0 million in the second quarter of 2023 and $71.5 million in the first six months of 2023. These higher costs reflect growth in headcount across key product areas over the past year. Headcount increased 12.6% from the prior-year period to 12,126 as of June 30, 2023. This headcount growth was greatest for the PitchBook and Morningstar Sustainalytics product areas to support strategic initiatives. Headcount decreased 2.3% sequentially from March 31, 2023.

Severance expense increased $6.1 million during the second quarter of 2023 and $6.6 million in the first six months of 2023, primarily driven by $4.0 million in both the second quarter and first six months of 2023 related to reorganizations in certain areas of the business as the Company identified opportunities for efficiencies. In addition, the Company incurred $1.7 million and $1.9 million in severance expense related to the Company's China operations transition during the second quarter and first six months of 2023, respectively.

Depreciation expense increased $5.0 million during the second quarter of 2023 and $9.2 million during the first six months of 2023 as a result of higher capitalized software costs for product enhancements in prior periods and higher leasehold improvements. Additions of computer equipment also drove higher depreciation expense in the first six months of 2023.

The increases noted above were partially offset by a $7.3 million and $9.0 million decline in stock-based compensation during the second quarter and first six months of 2023, respectively, primarily driven by the renewal of the PitchBook management bonus plan. The new three-year plan mirrors the incentive structure of prior plans, featuring lower target payouts in the first two years compared with the third year of the plan. In 2022, higher stock-based compensation was driven in large part by the overachievement of targets for the third year of the prior PitchBook management bonus plan. Professional fees were also down $3.9 million during the second quarter and $7.2 million during the first six months of 2023 primarily due to lower legal fees.

An increase of $3.1 million and $5.4 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the second quarter and first six months of 2023, respectively.

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 80% of our employees in this category.

Cost of revenue increased $18.8 million in the second quarter of 2023. Higher compensation expense of $18.6 million and higher severance expense of $2.8 million were the largest contributors to the increase, primarily due to the factors listed above. This increase was partially offset by lower professional fees of $4.2 million and higher capitalized software expense of $3.1 million, both due to the factors described above.

Cost of revenue increased $46.3 million during the first six months of 2023. Higher compensation expense of $41.8 million was the largest contributor to the increase, primarily due to the factors listed above. This increase was partially offset by lower professional fees of $6.8 million and higher capitalized software expense of $5.4 million, due to the factors described above.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior year period, which in turn reduced operating expense. We capitalized $48.3 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first six months of 2023, compared with $43.0 million in the first six months of 2022.

Sales and Marketing

Sales and marketing expense increased $17.7 million in the second quarter of 2023. Higher compensation expense of $15.2 million was the largest contributor, primarily due to the factors noted above. Advertising and marketing costs increased $1.7 million during the second quarter of 2023 due to higher pay-per-click advertising, marketing campaign expense, and conference expense.

Sales and marketing expense increased $43.9 million in the first six months of 2023. Higher compensation expense of $32.5 million was the largest contributor. Sales commission expense grew by $4.8 million due in large part to strong sales performance and higher amortization of capitalized commissions related to prior year sales performance, primarily for PitchBook. Advertising and marketing costs increased $3.8 million during the first six months of 2023, due to the same factors noted above.

General and Administrative

General and administrative expense increased $3.0 million during the second quarter of 2023. Higher rent of $4.0 million, severance expense of $3.5 million, and compensation expense of $2.2 million were partially offset by a decrease in stock-based compensation expense of $7.6 million, primarily driven by the renewal of the PitchBook management bonus plan. The new three-year plan mirrors the incentive structure of prior plans, featuring lower target payouts in the first two years compared with the third year of the plan. In 2022, higher stock-based compensation was driven in large part by the overachievement of targets for the third year of the prior PitchBook management bonus plan.

General and administrative expense decreased $3.3 million during the first six months of 2023. Stock-based compensation expense decreased $12.1 million due to the same factors noted above. Compensation expense also decreased $2.8 million compared with the prior year period, which included a $7.1 million increase to an earn-out accrual related to our acquisition of Sustainalytics. These decreases were partially offset by higher rent expense of $5.7 million and higher severance expense of $3.9 million.

Depreciation and Amortization

Depreciation expense increased $5.0 million in the second quarter and $9.2 million in the first six months of 2023, driven mainly by depreciation expense from higher levels of capitalized software development over the past several years and higher leasehold improvements. Additions of computer equipment also drove higher depreciation expense in the first six months of 2023.

Intangible amortization expense increased $2.1 million during the second quarter and $5.5 million in the first six months of 2023, primarily from additional amortization related to intangibles from the acquisition of LCD and Praemium.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2023	2022	Change		2023	2022	Change
Operating income	$41.7	$53.9	(22.6)%		$66.2	$110.3	(40.0)%
% of revenue	8.3%	11.5%	(3.2)	pp	6.7%	11.9%	(5.2)	pp

Consolidated operating income decreased $12.2 million in the second quarter of 2023, reflecting an increase in operating expenses of $46.5 million, which was partially offset by an increase in revenue of $34.3 million. Operating margin was 8.3%, a decrease of 3.2 percentage points compared with the second quarter of 2022. In addition to reflecting operating expense growth, margins were negatively impacted by declines in revenue in the asset- and transaction-based product areas. During the second quarter, severance costs of $4.0 million related to certain reorganizations excluding our China activities negatively impacted operating margin and adjusted operating margin by 0.8 percentage points.

Consolidated operating income decreased $44.1 million in the first six months of 2023, reflecting an increase in operating expenses of $101.1 million, which was partially offset by an increase in revenue of $57.0 million. Operating margin was 6.7%, a decrease of 5.2 percentage points compared with the first six months of 2022. In addition to reflecting operating expense growth, margins were negatively impacted by declines in revenue in the asset- and transaction-based product areas. Severance costs of $4.0 million related to certain reorganizations excluding our China activities negatively impacted operating margin and adjusted operating margin by 0.4 percentage points during the first six months of 2023.

We reported adjusted operating income of $69.7 million and $121.5 million in the second quarter and first six months of 2023, respectively, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Operating income	$41.7	$53.9	(22.6)%	$66.2	$110.3	(40.0)%
Add: Intangible amortization expense	17.7	15.6	13.5%	35.2	29.7	18.5%
Add: M&A-related expenses	3.0	3.9	(23.1)%	7.2	8.8	(18.2)%
Add: M&A-related earn-outs	—	—	—%	—	7.1	NMF
Add: Severance and personnel expenses (1)	2.9	—	NMF	4.1	—	NMF
Add: Transformation costs (1)	2.2	—	NMF	6.4	—	NMF
Add: Asset impairment costs (1)	2.2	—	NMF	2.4	—	NMF
Adjusted operating income	$69.7	$73.4	(5.0)%	$121.5	$155.9	(22.1)%

In addition, we reported adjusted operating margin of 13.8% in the second quarter of 2023 and 12.3% in the first six months of 2023, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Change	2023	2022	Change
Operating margin	8.3%	11.5%	(3.2) pp	6.7%	11.9%	(5.2) pp
Add: Intangible amortization expense	3.5%	3.3%	0.2 pp	3.6%	3.2%	0.4 pp
Add: M&A-related expenses	0.6%	0.8%	(0.2) pp	0.7%	0.9%	(0.2) pp
Add: M&A-related earn-outs	—%	—%	0.0 pp	—%	0.8%	(0.8) pp
Add: Severance and personnel expenses (1)	0.6%	—%	0.6 pp	0.4%	—%	0.4 pp
Add: Transformation costs (1)	0.4%	—%	0.4 pp	0.7%	—%	0.7 pp
Add: Asset impairment costs (1)	0.4%	—%	0.4 pp	0.2%	—%	0.2 pp
Adjusted operating margin	13.8%	15.6%	(1.8) pp	12.3%	16.8%	(4.5) pp
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

Asset impairment costs include the write-off or accelerated depreciation of fixed assets in the Shenzhen, China office that are not redeployed, in addition to lease abandonment costs as the Company plans to downsize its office space prior to the lease termination date.

Non-Operating Income (Loss), Net, Equity in Investments of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense (Benefit)

Non-Operating Income (Loss), Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest income	$1.7	$0.1	$2.9	$0.3
Interest expense	(15.8)	(4.5)	(30.3)	(7.1)
Realized gain (loss) on sale of investments, reclassified from other comprehensive income	0.3	(3.1)	0.5	(2.1)
Expense from equity method transaction, net	—	—	(11.8)	—
Other income (loss), net	3.8	(7.1)	6.3	0.9
Non-operating income (loss), net	$(10.0)	$(14.6)	$(32.4)	$(8.0)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (2030 Notes).

Expense from equity method transaction, net for the six months ended June 30, 2023 primarily reflects the impact of the Termination Agreement with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). See Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and Tender Offer Agreement.

Other income (loss), net includes foreign currency exchange gains and unrealized gains on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Equity in investments of unconsolidated entities	$(1.8)	$(1.8)	$(3.1)	$(1.4)

Equity in investments of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective Tax Rate and Income Tax Expense (Benefit)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Income before income taxes and equity in investments of unconsolidated entities	$31.7	$39.3	$33.8	$102.3
Equity in investments of unconsolidated entities	(1.8)	(1.8)	(3.1)	(1.4)
Total	$29.9	$37.5	$30.7	$100.9
Income tax expense (benefit)	$(6.2)	$7.4	$2.2	$24.7
Effective tax rate	(20.7)%	19.7%	7.2%	24.5%

Our effective tax rate in the second quarter and first six months of 2023 was (20.7)% and 7.2%, respectively, reflecting a decrease of 40.4 and 17.3 percentage points, respectively, compared with the same periods in the prior year. The decrease in the second quarter is primarily attributable to the recognition of $13.7 million of tax benefits related to a retroactive tax election with respect to our 2021 and 2022 tax periods. We received confirmation of the approval of the tax election during the second quarter of 2023, which allowed us to recognize the tax benefits in the period.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents, and investments of $378.2 million, a decrease of $36.4 million, compared with $414.6 million as of December 31, 2022.

Cash provided by operating activities is our main source of cash. In the first six months of 2023, cash provided by operating activities was $47.9 million compared to $92.2 million in the prior-year period. Free cash flow was negative $11.9 million compared to positive $32.5 million in the prior-year period. Operating cash flow and free cash flow were impacted by lower cash earnings, higher interest expense, and payments related to the Termination Agreement. This was slightly offset by positive gains in working capital partially resulting from the lower bonus payment in the first quarter of 2023 relative to the prior-year period. We made annual bonus payments of $98.3 million during the first quarter of 2023 compared with $139.9 million in the first quarter of 2022.

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

Approximately 74% of our cash, cash equivalents, and investments balance as of June 30, 2023 was held by our operations outside the United States, up from 64% as of December 31, 2022. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Amended 2022 Credit Agreement

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

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of June 30, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $805.0 million, net of debt issuance costs, with borrowing availability of $470.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

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

2030 Notes

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of June 30, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million. See Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2023, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 2.5x.

Dividend

In June 2023, our board of directors approved a regular quarterly dividend of $0.375 per share, or $16.0 million, payable on July 31, 2023 to shareholders of record as of July 7, 2023.

Share Repurchase Program

In December 2022, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. For the three and six months ended June 30, 2023, we repurchased a total of 8,484 shares for $1.4 million. As of June 30, 2023 we have $498.6 million available for future repurchases under the current share repurchase program.

Other

On January 27, 2023, we entered into a Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)), and a Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)).

Pursuant to the Termination Agreement, Wealth Advisors agreed to cease use of the Morningstar brand and Morningstar and Wealth Advisors agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay Wealth Advisors 8 billion Japanese yen upon the termination of the license agreement and the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by Wealth Advisors’ customers. On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement.

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Cash provided by operating activities	$24.5	$68.7	(64.3)%	$47.9	$92.2	(48.0)%
Capital expenditures	(30.3)	(31.7)	(4.4)%	(59.8)	(59.7)	0.2%
Free cash flow	$(5.8)	$37.0	NMF	$(11.9)	$32.5	NMF

We had negative free cash flow of $5.8 million in the second quarter of 2023 compared with positive $37.0 million in the second quarter of 2022. The change reflects a $44.2 million decrease in cash provided by operating activities, while capital expenditures decreased slightly compared to the prior year quarter. The decline in cash flow from operations was primarily driven by the cash payments related to the Termination Agreement and lower cash earnings, which were impacted by higher interest expense. During the second quarter, the Company made the final cash payments of $59.9 million related to the Termination Agreement which are reflected in operating cash flows. Excluding the impact of the payments related to the Termination Agreement and $3.2 million of severance paid related to the significant reduction and shift of the Company's operations in China, free cash flow would have been positive $57.3 million for the three months ended June 30, 2023.

In the first six months of 2023, we had negative free cash flow of $11.9 million compared with positive $32.5 million in the first six months of 2022. The change reflects a $44.3 million decrease in cash provided by operating activities, while capital expenditures remained relatively flat. The decline in cash flow from operations was primarily driven by the cash payments related to the Termination Agreement and lower cash earnings, which were impacted by higher interest expense. This was slightly offset by gains in working capital partially resulting from the lower bonus payment in the first quarter of 2023 relative to the prior-year period.

During the first quarter, the Company made its final $50.0 million payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows. Excluding the impact of the LCD payment, payments related to the Termination Agreement, and $10.1 million of severance paid related to the significant reduction and shift of the Company's operations in China, free cash flow would have been positive $62.6 million for the six months ended June 30, 2023.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended June 30, 2023 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

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

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of July 14, 2023:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 14, 2023	Projected Beneficial Ownership (1)
Gail Landis Director	3/23/2023	3/21/2025	06/22/2023 to 03/21/2025	975	Shares to be sold under the plan if the stock reaches specified prices	—	3,621
Joe Mansueto Executive Chairman	2/28/2023	4/30/2024	05/29/2023 to 04/30/2024	700,000	Shares to be sold under the plan if the stock reaches specified prices	175,000	15,879,284
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on June 30, 2023 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by August 31, 2023 and restricted stock units that will vest by August 31, 2023. The estimates do not reflect any changes to beneficial ownership that may have occurred since June 30, 2023. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2023, our cash, cash equivalents, and investments balance was $378.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $8.1 million impact on our interest expense based on our outstanding principal balance and SOFR rates at June 30, 2023.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2023:

	Six months ended June 30, 2023
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2023	0.6642	1.2664	0.7548	1.0886	n/a

Percentage of revenue	2.9%	6.9%	5.8%	6.6%	5.4%
Percentage of operating income (loss)	12.4%	(41.8)%	(11.4)%	17.7%	(75.5)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(2.8)	$(7.0)	$(5.8)	$(6.5)	$(5.3)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.8)	$2.8	$0.8	$(1.2)	$4.9

The table below shows our net investment exposure to foreign currencies as of June 30, 2023:

	As of June 30, 2023
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$67.9	$349.5	$399.3	$232.9	$220.0
Liabilities	25.5	66.3	173.1	155.4	(7.0)
Net currency position	$42.4	$283.2	$226.2	$77.5	$227.0

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.2)	$(28.3)	$(22.6)	$(7.7)	$(22.7)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 13 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of such risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider to be immaterial to our operations.

We are incorporating artificial intelligence technologies into some of our products and processes. These technologies may present business, compliance, and reputational risks.

We use, and may continue to expand our use of, machine learning and artificial intelligence (AI) technologies into some of our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may suffer. At the same time, use of AI has recently become the source of significant media attention and political debate. The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict the deployment of AI, particularly generative AI technologies, in our products or processes.

We use AI technologies from third parties, which may include open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The intellectual property ownership and license rights surrounding AI technologies as well as data protection laws related to the use and development of AI are currently not fully addressed by courts or regulators. The use or adoption of AI technologies into our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents information related to repurchases of common stock we made during the three months ended June 30, 2023. See Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
April 1, 2023 - April 30, 2023	8,484	$170.85	8,484	$498,550,338
May 1, 2023 - May 31, 2023	—	—	—	$498,550,338
June 1, 2023 - June 30, 2023	—	—	—	$498,550,338
Total	8,484	$170.85	8,484

(a) All shares were repurchased in open market transactions pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025. Shares repurchased under this program may be repurchased in open market transactions, in privately negotiated transactions, in accelerated stock repurchase transactions, or otherwise at prevailing market prices.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on July 28, 2023 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

† Filed or furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 28, 2023	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer