Form 10-Q
period 2023-09-30
Morningstar, Inc.
filed 2023-11-09
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, there were 42,699,798 shares of the Company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022

Revenue	$515.5	$468.2	$1,499.9	$1,395.6

Operating expense:
Cost of revenue	202.9	195.4	638.1	584.3
Sales and marketing	106.3	89.7	323.4	262.9
General and administrative	89.7	116.9	263.8	294.3
Depreciation and amortization	46.6	44.2	138.4	121.8
Total operating expense	445.5	446.2	1,363.7	1,263.3

Operating income	70.0	22.0	136.2	132.3

Non-operating income (loss), net:
Interest expense, net	(12.8)	(10.5)	(40.2)	(17.3)
Realized gain (loss) on sale of investments, reclassified from other comprehensive income	1.9	—	2.4	(2.1)
Expense from equity method transaction, net	—	—	(11.8)	—
Other income (loss), net	(1.7)	(13.8)	4.6	(12.9)
Non-operating income (loss), net	(12.6)	(24.3)	(45.0)	(32.3)

Income (loss) before income taxes and equity in investments of unconsolidated entities	57.4	(2.3)	91.2	100.0

Equity in investments of unconsolidated entities	(1.6)	(1.3)	(4.7)	(2.7)

Income tax expense	16.7	5.4	18.9	30.1

Consolidated net income (loss)	$39.1	$(9.0)	$67.6	$67.2

Net income (loss) per share:
Basic	$0.92	$(0.21)	$1.59	$1.57
Diluted	$0.91	$(0.21)	$1.58	$1.56

Dividends per common share:
Dividends declared per common share	$0.38	$—	$1.13	$0.72
Dividends paid per common share	$0.38	$0.36	$1.13	$1.08

Weighted average shares outstanding:
Basic	42.7	42.5	42.6	42.7
Diluted	42.9	42.7	42.8	43.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Consolidated net income (loss)	$39.1	$(9.0)	$67.6	$67.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23.0)	(51.2)	(8.0)	(99.9)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1.5	0.2	1.7	(7.6)
Reclassification of realized (gains) losses on investments included in net income	(1.6)	—	(1.9)	2.1
Other comprehensive income (loss), net	(23.1)	(51.0)	(8.2)	(105.4)

Comprehensive income (loss)	$16.0	$(60.0)	$59.4	$(38.2)

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2023 (unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$325.0	$376.6
Investments	38.7	38.0
Accounts receivable, less allowance for credit losses of $5.5 million and $6.6 million, respectively	298.0	307.9
Income tax receivable	8.8	—
Deferred commissions	41.7	40.7
Prepaid expenses	41.3	36.7
Other current assets	4.7	10.9
Total current assets	758.2	810.8
Goodwill	1,569.0	1,571.7
Intangible assets, net	495.4	548.6
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $690.8 million and $610.7 million, respectively	204.3	199.4
Operating lease assets	163.4	191.6
Investments in unconsolidated entities	104.8	96.0
Deferred tax assets, net	10.4	10.8
Deferred commissions	29.7	35.4
Other assets	8.9	10.5
Total assets	$3,344.1	$3,474.8

Liabilities and equity
Current liabilities:
Deferred revenue	$486.9	$455.6
Accrued compensation	180.6	220.1
Accounts payable and accrued liabilities	70.1	76.2
Current portion of long-term debt	32.1	32.1
Operating lease liabilities	36.0	37.3
Contingent consideration liability	—	50.0
Other current liabilities	3.8	11.2
Total current liabilities	809.5	882.5
Operating lease liabilities	148.7	176.7
Accrued compensation	23.0	20.7
Deferred tax liabilities, net	52.3	62.9
Long-term debt	1,023.4	1,077.5
Deferred revenue	27.9	33.5
Other long-term liabilities	15.2	13.9
Total liabilities	$2,100.0	$2,267.7

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,699,798 and 42,480,051 shares were outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—

Treasury stock at cost, 11,989,056 and 11,991,517 shares as of September 30, 2023 and December 31, 2022, respectively	(985.9)	(986.7)
Additional paid-in capital	782.6	757.8
Retained earnings	1,554.6	1,535.0
Accumulated other comprehensive loss:
Currency translation adjustment	(107.0)	(99.0)
Unrealized gain on available-for-sale investments	(0.2)	—
Total accumulated other comprehensive loss	(107.2)	(99.0)
Total equity	1,244.1	1,207.1
Total liabilities and equity	$3,344.1	$3,474.8

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2023 and 2022

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income (loss), net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7

Net income		—	—	—	36.1	—	36.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	7.9	7.9
Other comprehensive income (loss), net		—	—	—	—	7.9	7.9
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	111,102	—	1.3	(11.7)	—	—	(10.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	14.8	—	—	14.8
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of June 30, 2023	42,653,561	$—	$(986.8)	$775.0	$1,531.5	$(84.1)	$1,235.6

Net income		—	—	—	39.1	—	39.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	1.5	1.5
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(1.6)	(1.6)

Foreign currency translation adjustment, net		—	—	—	—	(23.0)	(23.0)
Other comprehensive income (loss), net		—	—	—	—	(23.1)	(23.1)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	46,237	—	0.9	(7.1)	—	—	(6.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	—	—	—	—
Stock-based compensation		—	—	14.7	—	—	14.7
Common shares repurchased	—	—	—	—	—	—	—
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of September 30, 2023	42,699,798	$—	$(985.9)	$782.6	$1,554.6	$(107.2)	$1,244.1

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9
Net income		—	—	—	46.1	—	46.1
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(4.8)	(4.8)
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustment, net		—	—	—	—	(5.0)	(5.0)
Other comprehensive income (loss), net		—	—	—	—	(10.5)	(10.5)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	34,350	—	—	(7.1)	—	—	(7.1)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.4	—	—	19.4
Stock-based compensation		—	—	13.9	—	—	13.9
Common shares repurchased	(402,971)	—	(110.6)	—	—	—	(110.6)
Dividends declared ($0.36 per share)		—	—	—	(15.4)	—	(15.4)
Balance as of March 31, 2022	42,767,652	$—	$(874.9)	$715.2	$1,557.2	$(45.8)	$1,351.7

Net income		—	—	—	30.1	—	30.1
Other comprehensive income (loss):	`
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	(3.0)	(3.0)
Reclassification of realized loss on investments included in net income, net of tax		—	—	—	—	2.8	2.8
Foreign currency translation adjustment, net		—	—	—	—	(43.7)	(43.7)
Other comprehensive income (loss), net		—	—	—	—	(43.9)	(43.9)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	98,894	—	1.4	(12.7)	—	—	(11.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(374,358)	—	(92.5)	—	—	—	(92.5)
Dividends declared ($0.36 per share)		—	—	—	(15.3)	—	(15.3)
Balance as of June 30, 2022	42,492,188	$—	$(966.0)	$724.5	$1,572.0	$(89.7)	$1,240.8

Net loss		—	—	—	(9.0)	—	(9.0)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of tax		—	—	—	—	0.2	0.2
Reclassification of realized (gain) loss on investments included in net income, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	(51.2)	(51.2)

Other comprehensive income (loss), net		—	—	—	—	(51.0)	(51.0)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	58,445	—	0.9	(7.6)	—	—	(6.7)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	22.1	—	—	22.1
Common shares repurchased	(78,053)	—	(17.1)	—	—	—	(17.1)
Balance as of September 30, 2022	42,472,580	$—	$(982.2)	$738.9	$1,563.0	$(140.7)	$1,179.0

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2023	2022
Operating activities
Consolidated net income	$67.6	$67.2
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	138.4	121.8
Deferred income taxes	(10.6)	(27.5)
Stock-based compensation expense	41.7	58.1
Provision for bad debt	3.6	2.1
Equity in investments of unconsolidated entities	4.7	2.7
Gain on equity method transaction	(49.6)	—
Acquisition earn-out accrual	—	0.9
Other, net	(8.9)	25.0
Changes in operating assets and liabilities:
Accounts receivable	5.3	(19.8)
Accounts payable and accrued liabilities	(5.8)	5.4
Accrued compensation and deferred commissions	(18.8)	(55.6)
Income taxes, current	(17.3)	0.6
Deferred revenue	27.8	39.1
Other assets and liabilities	0.5	(25.7)
Cash provided by operating activities	178.6	194.3

Investing activities
Purchases of investment securities	(8.9)	(33.6)
Proceeds from maturities and sales of investment securities	23.9	41.2
Capital expenditures	(89.1)	(93.4)
Acquisitions, net of cash acquired	—	(646.8)
Proceeds from sale of equity method investments, net	26.2	—
Purchases of investments in unconsolidated entities	(1.1)	(28.3)
Other, net	(0.1)	(0.1)
Cash used for investing activities	(49.1)	(761.0)

Financing activities
Common shares repurchased	(1.4)	(217.7)
Dividends paid	(47.9)	(46.2)
Proceeds from revolving credit facility	260.0	460.0
Repayment of revolving credit facility	(290.0)	(300.0)
Proceeds from term facility	—	650.0
Repayment of term facility	(24.4)	(10.9)
Employee taxes withheld for stock awards	(25.9)	(25.0)
Payment of acquisition-related earn-outs	(45.5)	(16.2)
Other, net	0.1	(2.2)
Cash provided by (used for) financing activities	(175.0)	491.8

Effect of exchange rate changes on cash and cash equivalents	(6.1)	(36.2)
Net decrease in cash and cash equivalents	(51.6)	(111.1)
Cash and cash equivalents—beginning of period	376.6	483.8
Cash and cash equivalents—end of period	$325.0	$372.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46.7	$57.1
Cash paid for interest	$41.9	$17.7

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

Segment Reporting: Operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established qualitative criteria. Effective as of September 30, 2023, the Company revised its operating segments in accordance with FASB ASC 280, Segment Reporting (FASB ASC 280) and determined it has seven business components, which comprise three operating segments after applying aggregation, and also three reportable segments: Data and Analytics, Asset and Index Solutions, and Credit Ratings and Solutions. Refer to Note 7 for detailed segment information.

Severance: We account for post-employment benefits in accordance with FASB ASC 712, Compensation - Non-retirement Post-employment Benefits (FASB ASC 712). Under FASB ASC 712, we recognize compensation expense associated with these benefits as a liability when probable and estimable.

In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions, including global product and software development, managed investment data collection and analysis, and equity data collection and analysis, to other Morningstar locations. During the third quarter of 2023, the Company substantially completed these activities.

As a result of these activities, the Company incurred $25.9 million of severance expense in 2022. The liability was recorded within "Accrued compensation - current" on our Consolidated Balance Sheet. We recorded an immaterial amount of additional severance expense during the first nine months of 2023. The Company has substantially paid all of the accrued severance amounts as of September 30, 2023.

3. Credit Arrangements

Debt

The following table summarizes our debt as of September 30, 2023 and December 31, 2022:

(in millions)	As of September 30, 2023	As of December 31, 2022
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.5 million and $0.7 million, respectively	$617.0	$641.1
Amended 2022 Revolving Credit Facility	90.0	120.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.5 million and $1.5 million, respectively	348.5	348.5
Total debt	$1,055.5	$1,109.6

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

The 2022 Credit Agreement was amended on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement, and together with the First Amendment to the 2022 Credit Agreement, referred to as the Amended 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of September 30, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $707.0 million, net of debt issuance costs, with borrowing availability of $560.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no other material changes to the existing terms and conditions of the 2022 Credit Agreement.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of September 30, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2023.

4. Acquisitions, Goodwill, and Other Intangible Assets

2023 Acquisitions

We did not make any acquisitions during in the first nine months of 2023.

Goodwill

Effective as of September 30, 2023, the Company revised its operating segments in accordance with FASB ASC 280 and determined it has three reportable segments: Data and Analytics, Asset and Index Solutions, and Credit Ratings and Solutions. The Company disaggregated its three reportable segments into reporting units to which goodwill is assigned. The Company allocated goodwill by reporting unit in accordance with FASB ASC 350, Intangibles—Goodwill and Other (FASB ASC 350). Under the new reporting unit structure, the consolidated goodwill balance is initially allocated based on each reporting unit's relative fair value. The Company used a market approach and assigned goodwill to the reporting units. As a result, the carrying amount of goodwill by reportable segments is as follows:

(in millions)	Data and Analytics	Asset and Index Solutions	Credit Ratings and Solutions	Total
Balance as of December 31, 2022	$1,220.0	$244.8	$106.9	$1,571.7
Foreign currency translation	(2.7)	—	—	(2.7)
Balance as of September 30, 2023	$1,217.3	$244.8	$106.9	$1,569.0

Changes in the carrying amount of the Company’s recorded goodwill are mainly the result of business acquisitions and the effect of foreign currency translations. In accordance with FASB ASC 350, the Company does not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. When reviewing goodwill for impairment, we assess a number of qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that we assess include macroeconomic conditions affecting our reporting units, financial performance of our reporting units, market and competitive factors related to our reporting units, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying value, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. We determine the fair value of a reporting unit using a market approach. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, as well as revenue and earnings multiples of publicly traded companies whose services and markets are comparable.

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The Company did not observe any events or changes in circumstances that would require an additional impairment review in the third quarter of 2023 and 2022. Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2023				As of December 31, 2022
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$593.9	$(249.8)	$344.1	14	$595.1	$(221.3)	$373.8	14
Technology-based assets	311.3	(189.7)	121.6	8	312.8	(173.8)	139.0	8
Intellectual property & other	91.6	(61.9)	29.7	8	92.1	(56.3)	35.8	8
Total intangible assets	$996.8	$(501.4)	$495.4	12	$1,000.0	$(451.4)	$548.6	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Amortization expense	$17.7	$18.7	$52.9	$48.4

We amortize intangible assets using the straight-line method over their expected economic useful lives.

As of September 30, 2023, we expect intangible amortization expense for the remainder of 2023 and subsequent years to be as follows:

(in millions)
Remainder of 2023 (October 1 through December 31)	$17.3
2024	64.3
2025	56.1
2026	52.3
2027	45.3
Thereafter	260.1
Total	$495.4

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except share and per share amounts)	2023	2022	2023	2022
Basic net income per share:
Consolidated net income (loss)	$39.1	$(9.0)	$67.6	$67.2

Weighted average common shares outstanding	42.7	42.5	42.6	42.7

Basic net income (loss) per share	$0.92	$(0.21)	$1.59	$1.57

Diluted net income (loss) per share:
Consolidated net income (loss)	$39.1	$(9.0)	$67.6	$67.2

Weighted average common shares outstanding	42.7	42.5	42.6	42.7
Net effect of dilutive stock options and restricted stock units	0.2	0.2	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	42.9	42.7	42.8	43.0

Diluted net income (loss) per share	$0.91	$(0.21)	$1.58	$1.56

During the periods presented, the number of anti-dilutive restricted stock units, performance share awards, or market stock units excluded from our calculation of diluted earnings per share was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
License-based	$384.5	$342.6	$1,124.5	$982.0
Asset-based	71.5	67.3	204.1	203.4
Transaction-based	59.5	58.3	171.3	210.2
Consolidated revenue	$515.5	$468.2	$1,499.9	$1,395.6

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

Asset-based performance obligations are satisfied over time as the customer receives continuous access to a service for the term of the agreement. Asset-based arrangements typically have a term of 1 to 3 years. Asset-based fees represent variable consideration, and the customer does not make separate purchasing decisions that result in additional performance obligations. Significant changes in the underlying fund assets and significant disruptions in the market are evaluated to determine whether estimates of earned asset-based fees need to be revised for the current quarter. The timing of client asset reporting and the structure of certain contracts can result in a lag between market movements and the impact on earned revenue. An estimate of variable consideration is included in the initial transaction price only to the extent it is probable that a significant reversal in the amount of the revenue recognized will not occur. Estimates of asset-based fees are based on the most recently completed quarter and, as a result, it is unlikely a significant reversal of revenue would occur.

Transaction-based performance obligations are satisfied when the product or service is completed or delivered. Some transaction-based revenue includes revenue from surveillance services, which is recognized over time, as the customer has access to the service during the surveillance period.

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of September 30, 2023 had a net increase of $25.7 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $401.5 million of revenue in the nine months ended September 30, 2023 that was included in the contract liabilities balance as of December 31, 2022.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2023 and subsequent years as follows:

(in millions)	As of September 30, 2023
Remainder of 2023 (October 1 through December 31)	$330.8
2024	627.7
2025	213.6
2026	60.9
2027	9.6
Thereafter	26.6
Total	$1,269.2

The aggregate amount of revenue we expect to recognize for the remainder of 2023 and subsequent years is higher than our contract liability balance of $514.8 million as of September 30, 2023. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2023. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts for Internet advertising, the consideration received for services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2023, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2023. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2023	As of December 31, 2022
Accounts receivable, less allowance for credit losses	$298.0	$307.9
Deferred commissions	71.4	76.1
Total contract assets	$369.4	$384.0

7. Segment and Geographical Area Information

Segment Information

As disclosed in Note 2, the Company revised its operating segments in accordance with FASB ASC 280. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established qualitative criteria.The Company concluded that it has seven business components, which comprise three operating segments after applying aggregation, and also three reportable segments:
• Data and Analytics
• Asset and Index Solutions
• Credit Ratings and Solutions

Data and Analytics provides investors comprehensive data, research and insights, and investment analysis to empower investment decision-making. Data and Analytics includes product areas, such as PitchBook, Morningstar Data, Morningstar Direct, Morningstar Sustainalytics, and Morningstar Advisor Workstation.

Asset and Index Solutions empowers investors by creating investable solutions and strategies to build portfolios based on unique Morningstar intellectual property. It consists of a variety of offerings, such as managed portfolios, advisor tools and platforms, managed retirement accounts, fiduciary services, retirement platforms, and indexes to be used as performance benchmarks and for the creation of index-linked products such as exchange-traded funds. Asset and Index Solutions includes product areas such as Morningstar Wealth, Morningstar Retirement (formerly Workplace Solutions), and Morningstar Indexes.

Credit Ratings and Solutions provides investors with credit ratings, research, data, and credit analytics solutions that contribute to the transparency of international and domestic credit markets. Credit Ratings and Solutions includes the DBRS Morningstar product area and the Morningstar Credit data and credit analytics product areas.

FASB ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance. The Company's chief executive officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM allocates resources and assesses performance of segments based on segment revenue as well as Adjusted Operating Income. Segment Adjusted Operating Income excludes intangible amortization, merger and acquisition (M&A)-related expenses (including M&A-related earn-outs), and items related to the significant reduction and shift of the Company's operations in China, such as severance and personnel expenses, transformation costs, and asset impairment costs. The CODM does not consider these items for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although the amounts are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. Expenses presented as part of the Company's segments include allocations of shared costs. These allocations are based on expected utilization of shared resources. Adjusted Operating Income is the reported measure that the Company believes is most consistent with those used in measuring the corresponding amount in the consolidated financial statements.

The CODM does not review any information regarding total assets on a segment basis. Operating segments do not record intersegment revenues; therefore, there is none to be reported.

The following tables present information about the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period amounts have been recast to reflect the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Revenue:
Data and Analytics	$359.4	$322.5	$1,049.8	$920.9
Asset and Index Solutions	103.2	93.9	296.2	288.5
Credit Ratings and Solutions	52.9	51.8	153.9	186.2
Total Revenue	$515.5	$468.2	$1,499.9	$1,395.6

Segment Adjusted Operating Income:
Data and Analytics	$113.5	$93.2	$304.7	$246.8
Asset and Index Solutions	8.6	6.1	6.2	32.1
Credit Ratings and Solutions	1.1	8.6	(1.3)	42.5
Corporate and other (1)	(31.2)	(31.3)	(96.1)	(88.9)
Total Adjusted Operating Income	$92.0	$76.6	$213.5	$232.5

Intangible amortization expense	$17.7	$18.7	$52.9	$48.4
M&A-related expenses	1.7	4.9	8.9	13.7
M&A-related earn-outs (2)	—	0.9	—	8.0
Severance and personnel expenses (3)	1.3	27.0	5.4	27.0
Transformation costs (3)	0.6	3.1	7.0	3.1
Asset impairment costs (3)	0.7	—	3.1	—
Operating Income	$70.0	$22.0	$136.2	$132.3
____________________________________________________________________________________________
(1) Reflects unallocated corporate expenses, such as finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

(2) Reflects the impact of M&A-related earn-outs included in operating expense (compensation expense), primarily due to the earn-out for Morningstar Sustainalytics.

(3) Reflects costs associated with the significant reduction of the Company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of restricted stock unit (RSU) and market share unit (MSU) awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

Transformation costs include professional fees and the temporary duplication of headcount. As the Company hired replacement roles in other markets and shifted capabilities, it employed certain Shenzhen-based staff through the transition period, which resulted in elevated compensation costs on a temporary basis.

Asset impairment costs include the write-off or accelerated depreciation of fixed assets in the Shenzhen, China office that were not redeployed, in addition to lease abandonment costs as the Company downsized its office space prior to the lease termination date.

The following tables present segment revenue disaggregated by revenue type:

	Three months ended September 30, 2023
	Reportable Segments
(in millions)	Data and Analytics	Asset and Index Solutions	Credit Ratings and Solutions	Total
Revenue by Type:
License-based	$356.4	$25.1	$3.0	$384.5
Asset-based	—	71.5	—	71.5
Transaction-based	3.0	6.6	49.9	59.5
Total	$359.4	$103.2	$52.9	$515.5

	Nine months ended September 30, 2023
	Reportable Segments
(in millions)	Data and Analytics	Asset and Index Solutions	Credit Ratings and Solutions	Total
Revenue by Type:
License-based	$1,041.9	$73.9	$8.7	$1,124.5
Asset-based	—	204.1	—	204.1
Transaction-based	7.9	18.2	145.2	171.3
Total	$1,049.8	$296.2	$153.9	$1,499.9

	Three months ended September 30, 2022
	Reportable Segments
(in millions)	Data and Analytics	Asset and Index Solutions	Credit Ratings and Solutions	Total
Revenue by Type:
License-based	$322.2	$20.4	$—	$342.6
Asset-based	—	67.3	—	67.3
Transaction-based	0.3	6.2	51.8	58.3
Total	$322.5	$93.9	$51.8	$468.2

	Nine months ended September 30, 2022
	Reportable Segments
(in millions)	Data and Analytics	Asset and Index Solutions	Credit Ratings and Solutions	Total
Revenue by Type (1):
License-based	$919.1	$62.9	$—	$982.0
Asset-based	—	203.4	—	203.4
Transaction-based	1.8	22.2	186.2	210.2
Total	$920.9	$288.5	$186.2	$1,395.6

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets by geographical area:

Revenue by geographical area	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
United States	$370.7	$340.9	$1,083.5	$1,007.2

Asia	13.0	11.2	36.7	33.5
Australia	14.5	13.6	43.5	42.3
Canada	28.8	27.2	86.2	83.8
Continental Europe	47.3	39.1	136.0	121.6
United Kingdom	38.4	33.6	106.2	99.6
Other	2.8	2.6	7.8	7.6
Total International	144.8	127.3	416.4	388.4

Consolidated revenue	$515.5	$468.2	$1,499.9	$1,395.6

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of September 30, 2023	As of December 31, 2022
United States	$174.0	$165.6

Asia	10.1	12.8
Australia	1.9	2.3
Canada	3.9	4.5
Continental Europe	6.8	8.5
United Kingdom	7.4	5.4
Other	0.2	0.3
Total International	30.3	33.8

Consolidated property, equipment, and capitalized software, net	$204.3	$199.4

Operating lease assets by geographical area
(in millions)	As of September 30, 2023	As of December 31, 2022
United States	$104.9	$120.0

Asia	18.3	22.6
Australia	3.4	3.9
Canada	3.3	5.5
Continental Europe	15.2	18.5
United Kingdom	18.0	20.6
Other	0.3	0.5
Total International	58.5	71.6

Consolidated operating lease assets	$163.4	$191.6

8. Fair Value Measurements

Investments

As of September 30, 2023 and December 31, 2022, our investment balances totaled $38.7 million and $38.0 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2023, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We recognize unrealized holding gains or losses within "Other income (loss), net" on our Condensed Consolidated Statements of Income.

Contingent Consideration

As of December 31, 2022, financial liabilities that were classified as Level 3 within the fair value hierarchy included a contingent consideration liability of $50.0 million related to the LCD acquisition, which represented the acquisition date fair value of $45.5 million plus changes due to remeasurement of this liability in subsequent reporting periods.

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

9. Investments in Unconsolidated Entities

As of September 30, 2023 and December 31, 2022, our investment in unconsolidated entities balance totaled $104.8 million and $96.0 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

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

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. The total cash payments of $59.9 million are reflected in "Other assets and liabilities" within operating activities on the Condensed Consolidated Statements of Cash Flows. The expense related to the Termination Agreement is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income for the nine months ended September 30, 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income for the nine months ended September 30, 2023.

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

Our leases have remaining lease terms of approximately 1 year to 11 years, which may include the option to extend the lease when it is reasonably certain we will exercise that option. We do not have lease agreements with residual value guarantees, sale leaseback terms, or material restrictive covenants.

Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Our operating lease expense for the three months ended September 30, 2023 was $11.2 million, compared with $10.5 million for the three months ended September 30, 2022. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.9 million for the three months ended September 30, 2023, compared with $4.8 million for the three months ended September 30, 2022. We made lease payments of $11.3 million during the three months ended September 30, 2023, compared with $10.7 million during the three months ended September 30, 2022.

Our operating lease expense for the nine months ended September 30, 2023 was $36.3 million, compared with $30.7 million for the nine months ended September 30, 2022. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $13.9 million for the nine months ended September 30, 2023, compared with $12.8 million for the nine months ended September 30, 2022. We made lease payments of $34.2 million during the nine months ended September 30, 2023, compared with $32.2 million during the nine months ended September 30, 2022.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2023 (October 1 through December 31)	$9.4
2024	43.6
2025	34.0
2026	37.3
2027	29.0
Thereafter	53.0
Total minimum lease commitments	206.3
Adjustment for discount to present value	21.6
Present value of lease liabilities	$184.7

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2023
Weighted-average remaining lease term (in years)	5.7

Weighted-average discount rate	3.8%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, restricted stock units, performance share awards, market stock units, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cost of revenue	$7.1	$6.8	$19.3	$16.0
Sales and marketing	2.3	2.3	6.4	6.3
General and administrative	5.3	13.0	16.0	35.8
Total stock-based compensation expense	$14.7	$22.1	$41.7	$58.1

As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding restricted stock units, performance share awards, and market stock units expected to vest was $79.1 million, which we expect to recognize over a weighted average period of 28 months.

12. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Income (loss) before income taxes and equity in investments of unconsolidated entities	$57.4	$(2.3)	$91.2	$100.0
Equity in investments of unconsolidated entities	(1.6)	(1.3)	(4.7)	(2.7)
Total	$55.8	$(3.6)	$86.5	$97.3
Income tax expense	$16.7	$5.4	$18.9	$30.1
Effective tax rate	29.9%	NMF	21.8%	30.9%

Our effective tax rate in the third quarter and first nine months of 2023 was 29.9% and 21.8%, respectively. For the first nine months of 2023, our effective tax rate is 9.1% lower than the prior-year period. This decrease is primarily attributable to the recognition of $13.7 million of tax benefits related to a retroactive tax election with respect to our 2021 and 2022 tax periods. We received confirmation of the approval of the tax election in the second quarter of 2023, which allowed us to recognize the tax benefits in that period.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2023 and December 31, 2022, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2023	As of December 31, 2022
Gross unrecognized tax benefits	$13.0	$26.5
Gross unrecognized tax benefits that would affect income tax expense	$13.0	$26.5
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.8	$26.1

Our gross unrecognized tax benefits decreased from $26.5 million as of December 31, 2022 to $13.0 million as of September 30, 2023. The decrease is primarily related to a retroactive tax election for which we received approval during the second quarter of 2023, which resulted in the recognition of $13.7 million of current and deferred tax benefits with respect to our 2021 and 2022 tax periods.

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2023	As of December 31, 2022
Current liability	$7.8	$18.3
Non-current liability	6.7	6.0
Total liability for unrecognized tax benefits	$14.5	$24.3

Our liability for unrecognized tax benefits decreased from $24.3 million as of December 31, 2022, to $14.5 million as of September 30, 2023. The decrease is primarily related to a retroactive tax election for which we received approval during the second quarter of 2023, which resulted in the recognition of $10.6 million of current tax benefits with respect to our 2021 and 2022 tax periods.

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

Approximately 76% of our cash, cash equivalents, and investments balance as of September 30, 2023 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Credit Ratings Matters

On September 29, 2023, DBRS, Inc. (DBRS) entered into two settlements with the SEC to resolve investigations of DBRS’s compliance with recordkeeping requirements for certain credit ratings-related communications sent over unapproved electronic messaging channels and disclosure and non-financial internal controls requirements related to former commercial mortgage-backed securities (CMBS) ratings methodologies DBRS used during the period July 2019 through November 2022. Under the terms of the settlements, DBRS agreed to ongoing compliance-related obligations to resolve the investigation related to record-keeping and paid a $6.0 million civil monetary penalty to the SEC for this matter, and also paid a $2.0 million civil monetary penalty to the SEC to resolve the investigation related to CMBS ratings methodologies, both in early October 2023. Our financial results for the period ended September 30, 2023 include an accrual of $8.0 million related to these settlements, of which $2.0 million was accrued for at June 30, 2023.

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

For the three months ended September 30, 2023, we did not repurchase any shares under the share repurchase program. For the nine months ended September 30, 2023, we repurchased a total of 8,484 shares for $1.4 million. As of September 30, 2023, we have $498.6 million available for future repurchases under the current share repurchase program.

15. Subsequent Events

DBRS Credit Ratings Matter

On October 6, 2023, DBRS paid a $6.0 million civil monetary penalty to the SEC and has agreed to ongoing compliance-related obligations to resolve the investigation related to record-keeping and paid a $2.0 million civil monetary penalty to the SEC to resolve the investigation related to CMBS ratings methodologies. Refer to Note 13 for additional information.

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
•failing to protect our intellectual property rights or claims of intellectual property infringement against us;
•the impact of any accrued liabilities for litigation, regulatory, and other business matters; and
•our new reporting segments and the associated disclosure.

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2022 (our Annual Report) as supplemented by our recent Quarterly Reports on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information or future events.

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

Prior to the third quarter of 2023, we had a single reportable segment. Effective as of September 30, 2023, the Company revised its operating segments in accordance with FASB ASC 280, Segment Reporting (FASB ASC 280) and determined it has seven business components, which comprise three operating segments after applying aggregation, and also three reportable segments: Data and Analytics, Asset and Index Solutions, and Credit Ratings and Solutions. For additional information about our segment reporting, refer to Note 7 of the Notes to our Consolidated Financial Statements.

In addition to reviewing revenue by our three reportable segments, we review revenue by type. We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time.

Asset-based: We charge basis points and other fees for assets under management or advisement.

Transaction-based: Revenue is transactional, or one-time, in nature, compared with the recurring revenue streams represented by our license and asset-based products.

Three and Nine Months Ended September 30, 2023 vs. Three and Nine Months Ended September 30, 2022

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2023	2022	Change		2023	2022	Change
Consolidated revenue	$515.5	$468.2	10.1%		$1,499.9	$1,395.6	7.5%
Operating income	70.0	22.0	NMF		136.2	132.3	2.9%
Operating margin	13.6%	4.7%	8.9	pp	9.1%	9.5%	(0.4)	pp

Cash provided by operating activities	$130.7	$102.1	28.0%		$178.6	$194.3	(8.1)%
Capital expenditures	(29.3)	(33.7)	(13.1)%		(89.1)	(93.4)	(4.6)%
Free cash flow	$101.4	$68.4	48.2%		$89.5	$100.9	(11.3)%

Cash used for investing activities	$(21.3)	$(36.0)	(40.8)%		$(49.1)	$(761.0)	(93.5)%
Cash provided by (used for) financing activities	$(120.1)	$(57.1)	NMF		$(175.0)	$491.8	NMF
___________________________________________________________________________________________
pp — percentage points
NMF — not meaningful

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

We present adjusted operating income and adjusted operating margin because we believe they better reflect period-over-period comparisons and improve overall understanding of the underlying performance of the business absent the impact of M&A and the shift of the Company's operations in China.

We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

Revenue by type (1)	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Data and Analytics
License-based	$356.4	$322.2	10.6%	$1,041.9	$919.1	13.4%
Asset-based	—	—	—%	—	—	—%
Transaction-based	3.0	0.3	NMF	7.9	1.8	NMF
Data and Analytics total	$359.4	$322.5	11.4%	$1,049.8	$920.9	14.0%

Asset and Index Solutions
License-based	$25.1	$20.4	23.0%	$73.9	$62.9	17.5%
Asset-based	71.5	67.3	6.2%	204.1	203.4	0.3%
Transaction-based	6.6	6.2	6.5%	18.2	22.2	(18.0)%
Asset and Index Solutions total	$103.2	$93.9	9.9%	$296.2	$288.5	2.7%

Credit Ratings and Solutions
License-based	$3.0	$—	NMF	$8.7	$—	NMF
Asset-based	—	—	—%	—	—	—%
Transaction-based	49.9	51.8	(3.7)%	145.2	186.2	(22.0)%
Credit Ratings and Solutions total	$52.9	$51.8	2.1%	$153.9	$186.2	(17.3)%

License-based	$384.5	$342.6	12.2%	$1,124.5	$982.0	14.5%
Asset-based	71.5	67.3	6.2%	204.1	203.4	0.3%
Transaction-based	59.5	58.3	2.1%	171.3	210.2	(18.5)%
Consolidated revenue	$515.5	$468.2	10.1%	$1,499.9	$1,395.6	7.5%
_________________________________________________________________________

(1) Starting with the quarter ended March 31, 2023, the Company updated its revenue-type classifications to account for product areas with more than one revenue type. Prior periods have not been restated to reflect the updated classifications. Revenue from Morningstar Sustainalytics' second-party opinions product was reclassified from license-based to transaction-based. Revenue from Morningstar Indexes data and services products was reclassified from asset-based to license-based. Revenue from DBRS Morningstar and Morningstar Credit data products was reclassified from transaction-based to license-based.

In the third quarter of 2023, consolidated revenue increased 10.1% to $515.5 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by $3.8 million.

License-based revenue grew $41.9 million, or 12.2%, during the third quarter of 2023. On an organic basis, license-based revenue increased 10.6%. Reported and organic revenue growth was primarily driven by strong demand for multiple Data and Analytics products.

Asset-based revenue increased $4.2 million, or 6.2%, in the third quarter of 2023. Organic revenue increased 10.4%, due to increases in Asset and Index Solutions asset-based revenue, driven by the rebound in global asset values and net inflows across multiple products compared to the prior-year period.

Transaction-based revenue increased $1.2 million, or 2.1%, in the third quarter of 2023. On an organic basis, transaction-based revenue was flat.

In the first nine months of 2023, consolidated revenue increased 7.5% to $1,499.9 million. Foreign currency movements had a negative impact during the first nine months of 2023, decreasing revenue by $6.9 million.

License-based revenue grew $142.5 million, or 14.5%, during the first nine months of 2023. On an organic basis, license-based revenue increased 12.3%. Reported and organic revenue growth was primarily driven by strong demand for multiple Data and Analytics products.
Asset-based revenue increased $0.7 million, or 0.3%, in the first nine months of 2023. Organic revenue increased 1.0%. The trend reflected relatively flat revenue for Asset and Index Solutions.

Transaction-based revenue decreased $38.9 million, or 18.5%, in the first nine months of 2023, primarily due to declines in Credit Ratings and Solutions revenue. On an organic basis, transaction-based revenue declined 19.7%.

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

Organic revenue increased 9.3% in the third quarter, driven by organic growth in Data and Analytics and Asset and Index Solutions. Organic revenue increased 5.8% during the first nine months of 2023, driven by growth in Data and Analytics revenue, partially offset by declines in Credit Ratings and Solutions revenue.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Consolidated revenue	$515.5	$468.2	10.1%	$1,499.9	$1,395.6	7.5%
Less: acquisitions	—	—	—%	(30.9)	—	NMF
Less: accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	(3.8)	—	NMF	6.9	—	NMF
Organic revenue	$511.7	$468.2	9.3%	$1,475.9	$1,395.6	5.8%

Consolidated Revenue by Geographical Area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
United States	$370.7	$340.9	8.7%	$1,083.5	$1,007.2	7.6%

Asia	13.0	11.2	16.1%	36.7	33.5	9.6%
Australia	14.5	13.6	6.6%	43.5	42.3	2.8%
Canada	28.8	27.2	5.9%	86.2	83.8	2.9%
Continental Europe	47.3	39.1	21.0%	136.0	121.6	11.8%
United Kingdom	38.4	33.6	14.3%	106.2	99.6	6.6%
Other	2.8	2.6	7.7%	7.8	7.6	2.6%
Total International	144.8	127.3	13.7%	416.4	388.4	7.2%

Consolidated revenue	$515.5	$468.2	10.1%	$1,499.9	$1,395.6	7.5%

International revenue comprised approximately 28% of our consolidated revenue for the third quarter and first nine months of 2023 and 2022. Approximately 59% was generated in Continental Europe and the United Kingdom during the third quarter and first nine months of 2023, which was a slight increase from the prior-year periods.

Revenue from international operations increased 13.7% and 7.2% in the third quarter and first nine months of 2023, respectively. Acquisitions had no impact on revenue in the third quarter and had a favorable impact of $30.9 million on revenue during the first nine months of 2023, while foreign currency translations had a favorable impact of $3.8 million and an unfavorable impact of $6.9 million on international revenue during the third quarter and first nine months of 2023, respectively.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Cost of revenue	$202.9	$195.4	3.8%		$638.1	$584.3	9.2%
% of consolidated revenue	39.4%	41.7%	(2.3)	pp	42.5%	41.9%	0.6	pp
Sales and marketing	106.3	89.7	18.5%		323.4	262.9	23.0%
% of consolidated revenue	20.6%	19.2%	1.4	pp	21.6%	18.8%	2.8	pp
General and administrative	89.7	116.9	(23.3)%		263.8	294.3	(10.4)%
% of consolidated revenue	17.4%	25.0%	(7.6)	pp	17.6%	21.1%	(3.5)	pp
Depreciation and amortization	46.6	44.2	5.4%		138.4	121.8	13.6%
% of consolidated revenue	9.0%	9.4%	(0.4)	pp	9.2%	8.7%	0.5	pp
Total operating expense	$445.5	$446.2	(0.2)%		$1,363.7	$1,263.3	7.9%
% of consolidated revenue	86.4%	95.3%	(8.9)	pp	90.9%	90.5%	0.4	pp

Consolidated operating expense was down slightly in the third quarter of 2023 and increased $100.4 million, or 7.9%, during the first nine months of 2023.

In July 2022, the Company began to significantly reduce its operations in Shenzhen, China and to shift the work related to its global business functions to other Morningstar locations. Costs incurred in the third quarter and first nine months of 2023 related to this transition totaled $2.6 million and $15.5 million, respectively, due primarily to severance and personnel costs, transformation costs, which consisted of professional fees and the temporary duplication of headcount as the Company hired replacement roles in other markets and continued to employ certain Shenzhen-based staff through the transition, and asset impairment costs. This compared to $30.1 million in the third quarter and first nine months of 2022. During the third quarter of 2023, the Company substantially completed these activities and expects immaterial additional expense going forward.

Excluding the impact of the China operations transition, M&A-related expenses, and intangible amortization, operating expenses increased 8.1% during the third quarter and 10.6% during the first nine months of 2023.

Declines in severance expense, stock-based compensation, and professional fees were the biggest contributors to the decrease in consolidated operating expense during the third quarter.

Severance expense decreased $20.4 million during the third quarter of 2023 and $13.8 million in the first nine months of 2023, compared to the prior-year periods when severance related to the transition and shift of the Company's China operations totaled $26.3 million. These declines were partially offset by $5.0 million and $9.0 million of severance expense during the third quarter and first nine months of 2023, respectively, related to targeted reorganizations and headcount reductions in certain parts of the business, including Morningstar Sustainalytics, Morningstar Wealth, and DBRS Morningstar. During the third quarter and first nine months of 2023, the most significant reductions were at Morningstar Sustainalytics. These reorganizations were in part in response to slower than anticipated progress against growth targets due in part to softening demand for ESG solutions for Morningstar Sustainalytics, the impact of sharp market declines in 2022 for Morningstar Wealth, and weak credit issuance activity, especially in U.S. commercial mortgage-backed securities (CMBS), for DBRS Morningstar. In addition, the Company incurred $0.5 million and $2.4 million in severance expense related to the Company's China operations transition during the third quarter and first nine months of 2023, respectively.

Stock-based compensation declined $7.4 million and $16.4 million during the third quarter and first nine months of 2023, respectively, primarily driven by the PitchBook management bonus plan. The current year of the plan features lower target payouts versus the prior-year periods. In 2022, higher stock-based compensation was driven in large part by the over achievement of targets under the prior-year plan.

Professional fees were also down $6.5 million during the third quarter and $13.6 million during the first nine months of 2023, reflecting efforts to reduce the use of outside professional services as well as lower expenses for third-party resources supporting M&A activity and the transition of the Company's China-based activities.

An increase of $3.0 million and $8.4 million in capitalized software development related to accelerated product development efforts for our key product areas also reduced operating expense during the third quarter and first nine months of 2023, respectively.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits), expense related to the DBRS, Inc. (DBRS) SEC settlements, and depreciation expense partially offset the declines noted above during the third quarter and were the key contributors to operating expense growth during the first nine months of 2023. Higher SaaS-based software subscriptions were also a driver of the increase during the first nine months of 2023. Foreign currency translations had an unfavorable impact on operating expense of $1.0 million and a favorable impact of $12.3 million on operating expense during the third quarter and first nine months of 2023, respectively.

Compensation expense increased $26.8 million in the third quarter of 2023 and $98.3 million in the first nine months of 2023. These higher costs reflect higher average headcount for the third quarter and the year-to-date period. Headcount decreased 1.3% from the prior-year period and 4.6% sequentially from June 30, 2023 to 11,566 as of September 30, 2023.

On September 29, 2023, DBRS entered into two settlements with the SEC requiring DBRS to pay an aggregate of $8.0 million in civil monetary penalties. The DBRS SEC settlements resulted in a $6.0 million expense for the third quarter, bringing the total expense to $8.0 million for the first nine months of 2023.

Depreciation expense increased $3.4 million during the third quarter of 2023 and $12.6 million during the first nine months of 2023 as a result of higher capitalized software costs for product enhancements in prior periods. Higher leasehold improvements and additions of computer equipment also drove higher depreciation expense in the third quarter of 2023.

Higher software subscriptions were also a driver during the first nine months of 2023 due to the Company's investment in various SaaS-based platforms across the business.

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 75% of our employees in this category.

Cost of revenue increased $7.5 million in the third quarter of 2023. Higher compensation expense of $12.4 million and higher severance expense of $1.5 million were the largest contributors to the increase, primarily due to the factors listed above. This increase was partially offset by lower professional fees of $3.2 million and higher capitalized software expense of $3.0 million, both due to the factors described above.

Cost of revenue increased $53.8 million during the first nine months of 2023. Higher compensation and severance expense of $54.3 million and $4.6 million, respectively, were the largest contributors to the increase, primarily due to the factors listed above. This increase was partially offset by lower professional fees of $10.0 million and higher capitalized software expense of $8.4 million, due to the factors described above.

Continuous focus on the development of our major software platforms for our key product areas, in addition to bringing new products and capabilities to market, resulted in an increase in capitalized software development over the prior-year period, which in turn reduced operating expense. We capitalized $73.6 million associated with software development activities, mainly related to accelerated product development efforts for our key product areas and enhanced capabilities in our products, internal infrastructure, and software in the first nine months of 2023, compared with $65.3 million in the first nine months of 2022.

Sales and Marketing

Sales and marketing expense increased $16.6 million in the third quarter of 2023. Higher compensation expense of $13.9 million was the largest contributor, primarily due to the factors noted above. Advertising and marketing costs increased $1.8 million during the third quarter of 2023 due to higher pay-per-click advertising and marketing campaign expense.

Sales and marketing expense increased $60.5 million in the first nine months of 2023. Higher compensation expense of $46.4 million was the largest contributor. Sales commission expense grew by $6.3 million due in large part to strong sales performance and higher amortization of capitalized commissions related to prior-year sales performance, primarily for PitchBook. Advertising and marketing costs increased $5.5 million during the first nine months of 2023, due to the same factors noted above as well as conference expense.

General and Administrative

General and administrative expense decreased $27.2 million during the third quarter of 2023. A decline in severance expense of $22.6 million was the largest contributor to the decline during the quarter. The decline in severance expense was partially offset by an increase of $5.0 million of severance expense related to targeted reorganizations in certain areas of business during the third quarter of 2023 as noted above.

Stock-based compensation expense declined $7.7 million, primarily driven by the PitchBook management bonus plan. The current year of the plan features lower target payouts versus the prior-year periods. In 2022, higher stock-based compensation was driven in large part by the over achievement of targets under the prior-year plan.

These decreases were partially offset by an increase in expense related to settlements between the SEC and DBRS of $6.0 million in the third quarter of 2023.

General and administrative expense decreased $30.5 million during the first nine months of 2023. Stock-based compensation and severance expense decreased $19.8 million and $18.7 million, respectively, due to the same factors noted above. Compensation expense also decreased $2.4 million compared with the prior-year period, which included a $8.0 million increase to an earn-out accrual primarily related to our acquisition of Sustainalytics.

These decreases were partially offset by an increase in expense related to settlements between the SEC and DBRS totaling $8.0 million and higher rent expense of $6.4 million during the first nine months of 2023.

Depreciation and Amortization

Depreciation expense increased $3.4 million in the third quarter and $12.6 million in the first nine months of 2023, driven mainly by depreciation expense from higher levels of capitalized software development over the past several years. Higher leasehold improvements and additions of computer equipment also drove higher depreciation expense in the third quarter of 2023.

Intangible amortization expense decreased $1.0 million during the third quarter and increased $4.5 million in the first nine months of 2023, primarily from additional amortization related to intangibles from the acquisitions of Leveraged Commentary & Data (LCD) and Praemium Portfolio Services Limited.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2023	2022	Change		2023	2022	Change
Operating income	$70.0	$22.0	NMF		$136.2	$132.3	2.9%
% of revenue	13.6%	4.7%	8.9	pp	9.1%	9.5%	(0.4)	pp

Consolidated operating income increased $48.0 million in the third quarter of 2023, reflecting an increase in revenue of $47.3 million and a decrease in operating expenses of $0.7 million. Operating margin was 13.6%, an increase of 8.9 percentage points compared with the third quarter of 2022. During the third quarter, severance costs of $5.0 million related to certain reorganizations excluding our China activities negatively impacted operating margin and adjusted operating margin by 1.0 percentage point. In addition, the DBRS SEC settlements negatively impacted operating margin and adjusted operating margin by an additional 1.2 percentage points.

Consolidated operating income increased $3.9 million in the first nine months of 2023, reflecting an increase in revenue of $104.3 million, which was partially offset by an increase in operating expenses of $100.4 million. Operating margin was 9.1%, a decrease of 0.4 percentage points compared with the first nine months of 2022. In addition to reflecting operating expense growth, margins were negatively impacted by declines in Credit Ratings and Solutions revenue. Severance costs of $9.0 million related to certain reorganizations excluding our China activities negatively impacted operating margin and adjusted operating margin by 0.6 percentage points during the first nine months of 2023. In addition, the DBRS SEC settlements negatively impacted operating margin and adjusted operating margin by an additional 0.5 percentage points.

We reported adjusted operating income of $92.0 million and $213.5 million in the third quarter and first nine months of 2023, respectively, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Operating income	$70.0	$22.0	NMF	$136.2	$132.3	2.9%
Add: Intangible amortization expense	17.7	18.7	(5.3)%	52.9	48.4	9.3%
Add: M&A-related expenses	1.7	4.9	(65.3)%	8.9	13.7	(35.0)%
Add: M&A-related earn-outs (1)	—	0.9	NMF	—	8.0	NMF
Add: Severance and personnel expenses (2)	1.3	27.0	(95.2)%	5.4	27.0	(80.0)%
Add: Transformation costs (2)	0.6	3.1	(80.6)%	7.0	3.1	NMF
Add: Asset impairment costs (2)	0.7	—	NMF	3.1	—	NMF
Adjusted operating income	$92.0	$76.6	20.1%	$213.5	$232.5	(8.2)%

Data and Analytics	$113.5	$93.2	21.8%	$304.7	$246.8	23.5%
Asset and Index Solutions	8.6	6.1	41.0%	6.2	32.1	(80.7)%
Credit Ratings and Solutions	1.1	8.6	(87.2)%	(1.3)	42.5	NMF
Less: Corporate and other expense (3)	(31.2)	(31.3)	(0.3)%	(96.1)	(88.9)	8.1%
Adjusted operating income	$92.0	$76.6	20.1%	$213.5	$232.5	(8.2)%

We reported adjusted operating margin of 17.8% in the third quarter of 2023 and 14.3% in the first nine months of 2023, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the Company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Change	2023	2022	Change
Operating margin	13.6%	4.7%	8.9 pp	9.1%	9.5%	(0.4) pp
Add: Intangible amortization expense	3.4%	4.0%	(0.6) pp	3.5%	3.5%	0.0 pp
Add: M&A-related expenses	0.3%	1.0%	(0.7) pp	0.6%	1.0%	(0.4) pp
Add: M&A-related earn-outs (1)	—%	0.2%	(0.2) pp	—%	0.6%	(0.6) pp
Add: Severance and personnel expenses (2)	0.3%	5.8%	(5.5) pp	0.4%	1.9%	(1.5) pp
Add: Transformation costs (2)	0.1%	0.7%	(0.6) pp	0.5%	0.2%	0.3 pp
Add: Asset impairment costs (2)	0.1%	—%	0.1 pp	0.2%	—%	0.2 pp
Adjusted operating margin	17.8%	16.4%	1.4 pp	14.3%	16.7%	(2.4) pp
____________________________________________________________________________________________
(1) Reflects the impact of M&A-related earn-outs included in operating expense (compensation expense), primarily due to the earn-out for Morningstar Sustainalytics.

(2) Reflects costs associated with the significant reduction of the Company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of restricted stock unit (RSU) and market share unit (MSU) awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

Transformation costs include professional fees and the temporary duplication of headcount. As the Company hired replacement roles in other markets and shifted capabilities, it employed certain Shenzhen-based staff through the transition period, which resulted in elevated compensation costs on a temporary basis.

Asset impairment costs include the write-off or accelerated depreciation of fixed assets in the Shenzhen, China office that were not redeployed, in addition to lease abandonment costs as the Company downsized its office space prior to the lease termination date.

(3) Reflects unallocated corporate expenses, such as finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data. Corporate and other unallocated expenses decreased 0.3% in the third quarter of 2023 and increased 8.1% in the first nine months of 2023. The increase in the first nine months of 2023 was mainly due to higher compensation costs, driven in part by merit increases, as well as higher legal fees and severance related to targeted reorganizations, excluding the Company's China activities.

Data and Analytics

The following table presents the results for Data and Analytics:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Total revenue	$359.4	$322.5	11.4%	$1,049.8	$920.9	14.0%
Adjusted operating income	$113.5	$93.2	21.8%	$304.7	$246.8	23.5%
Adjusted operating margin	31.6%	28.9%	2.7 pp	29.0%	26.8%	2.2 pp

Data and Analytics total revenue increased $36.9 million, or 11.4%, for the three months ended September 30, 2023. Revenue grew 10.3% on an organic basis, driven by increases in product areas including PitchBook, Morningstar Data, Morningstar Direct, and Morningstar Sustainalytics.

PitchBook contributed $20.7 million to Data and Analytics revenue growth, with revenue increasing 19.8% on a reported and organic basis, driven by strength in its core investor and advisor clients which offset some continued softness with its company (corporate) clients. Licenses grew 11.2%, reflecting both new users and expansion with existing clients, as well as variability driven by user maintenance activities and updates to user lists when enterprise clients renew.

Morningstar Data contributed $7.9 million to Data and Analytics revenue growth, with revenue increasing 12.5% or 10.2% on an organic basis, supported by growth across all geographies, especially North America. At the product level, fund data continued to be the key driver of higher revenue, followed by growth in equity data and Morningstar Essentials.

Morningstar Direct contributed $5.3 million to Data and Analytics revenue growth, with revenue increasing 11.5%, or 9.8%, on an organic basis, reflecting growth across all geographies. Direct licenses increased 2.1%.

Morningstar Sustainalytics contributed $4.7 million to Data and Analytics revenue growth with revenue increasing 17.9%, or 13.7%, on an organic basis. While still strong, license-based product revenue growth slowed across regions compared to recent quarters reflecting softer demand for ESG solutions. Growth rates were strongest in EMEA, which continued to benefit from solid demand for regulatory and compliance products, and Asia Pacific. Growth in North America was weaker, reflecting softness in parts of the U.S. asset management and wealth segments.

Data and Analytics adjusted operating income increased $20.3 million, or 21.8%, and adjusted operating margin increased 2.7 percentage points for the three months ended September 30, 2023, as revenue growth outpaced expense growth. Expense growth was primarily driven by increases in compensation and technology costs, partially offset by lower stock-based compensation. Expenses included $2.5 million in severance related to targeted reorganizations in Morningstar Sustainalytics, which had a negative 0.7 percentage point impact on adjusted operating margin for the third quarter of 2023.

Data and Analytics total revenue increased $128.9 million, or 14.0%, for the nine months ended September 30, 2023, which included positive contributions from the acquisition of LCD which closed June 1, 2022. Revenue grew 12.0% on an organic basis, primarily driven by growth in PitchBook, Morningstar Sustainalytics, Morningstar Data and Morningstar Direct product area revenue.

Data and Analytics adjusted operating income increased $57.9 million, or 23.5%, and adjusted operating margin increased 2.2 percentage points for the nine months ended September 30, 2023, as revenue growth outpaced expense growth. Expense growth was primarily driven by higher compensation costs, as well as increased technology costs, partially offset by lower stock-based compensation expense. Expenses included $5.1 million in severance related to targeted reorganizations primarily in Morningstar Sustainalytics, which had a negative 0.5 percentage point impact on adjusted operating margin for the first nine months of 2023.

Depreciation and amortization not included in adjusted operating income for Data and Analytics for the three and nine months ended September 30, 2023 was $18.2 million and $53.1 million, respectively, and $14.9 million and $41.7 million for the three and nine months ended September 30, 2022, respectively.

Asset and Index Solutions

The following table presents the results for Asset and Index Solutions:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Total revenue	$103.2	$93.9	9.9%	$296.2	$288.5	2.7%
Adjusted operating income	$8.6	$6.1	41.0%	$6.2	$32.1	(80.7)%
Adjusted operating margin	8.3%	6.5%	1.8 pp	2.1%	11.1%	(9.0) pp

Asset and Index Solutions total revenue increased $9.3 million, or 9.9%, for the three months ended September 30, 2023. Revenue grew 9.8% on an organic basis, supported by the rebound in global asset values and net inflows across multiple products compared to the prior-year period as the Morningstar Indexes, Morningstar Retirement (formerly Workplace Solutions), and Morningstar Wealth product areas all contributed to growth.

The asset-based revenue we earn in multiple Asset and Index Solutions products is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for Morningstar Retirement, and certain Investment Management products including Morningstar Managed Portfolios. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. Average assets under management and advisement (AUMA) (calculated using the most recently available average quarterly or monthly data) were $263.5 billion for the third quarter of 2023, compared with $246.1 billion for the third quarter of 2022, an increase of 7.1%.

The following table summarizes our assets under management and advisement:

	As of September 30,
(in billions)	2023	2022	Change
Assets under management and advisement (approximate)
Morningstar Retirement
Managed Accounts	$121.1	$109.0	11.1%
Fiduciary Services	54.9	47.9	14.6%
Custom Models/CIT	36.9	35.3	4.5%
Morningstar Retirement (total)	$212.9	$192.2	10.8%
Morningstar Wealth (Investment Management Products)
Morningstar Managed Portfolios	$35.4	$30.7	15.3%
Institutional Asset Management	7.3	9.2	(20.7)%
Asset Allocation Services	8.0	7.3	9.6%
Morningstar Wealth (total)	$50.7	$47.2	7.4%

Asset value linked to Morningstar Indexes	$166.0	$133.3	24.5%

	Three months ended September 30,
	2023	2022	Change
Average assets under management and advisement	$263.5	$246.1	7.1%

	Nine months ended September 30,
	2023	2022	Change
Average assets under management and advisement	$255.3	$255.6	(0.1)%

Morningstar Indexes contributed $3.8 million to Asset and Index Solutions revenue growth with revenue increasing 27.8%, or 27.3%, on an organic basis. The increase in revenue was driven in part by higher investable product revenue, supported by market gains and net inflows. Licensed-data revenue also increased.

Morningstar Retirement contributed $2.7 million to Asset and Index Solutions revenue growth, with revenue increasing 10.8% on a reported and organic basis. AUMA increased 10.8% to $212.9 billion compared with the prior-year period, reflecting market gains and positive net flows.

Within Morningstar Wealth, Investment Management contributed $2.0 million to consolidated revenue growth, with revenue increasing 6.9% on a reported and organic basis. Reported AUMA increased 7.4% to $50.7 billion compared with the prior-year period, primarily due to market gains and positive net flows for direct-to-advisor sold Managed Portfolios, which reflected strong net inflows outside the U.S. and flat flows in the U.S. This offset lower AUMA for the Institutional Asset Management product, which experienced a client loss in the second quarter of 2023.

Asset and Index Solutions adjusted operating income increased $2.5 million, or 41.0%, and adjusted operating margin increased 1.8 percentage points for the three months ended September 30, 2023, as revenue growth outpaced expense growth. Expense growth was primarily driven by higher compensation costs, which included the impact of the Company's investments, especially in Morningstar Wealth, as well as higher technology costs, which were partially offset by lower professional fees. Expenses included $1.4 million in severance related to targeted reorganizations in Morningstar Wealth, which had a negative 1.4 percentage point impact on adjusted operating margin for the third quarter of 2023.

Asset and Index Solutions total revenue increased $7.7 million, or 2.7%, for the nine months ended September 30, 2023. Revenue was flat on an organic basis, reflecting growth in the Morningstar Indexes and Morningstar Retirement product areas, offset by declines in the Morningstar Wealth product area due to a decrease in Investment Management revenue on an organic basis and lower ad sales revenue on Morningstar.com.

Asset and Index Solutions adjusted operating income decreased $25.9 million, or 80.7%, and adjusted operating margin decreased 9.0 percentage points for the nine months ended September 30, 2023 as expense growth outpaced revenue growth. Expense growth was primarily driven by increases in compensation costs, which included the impact of the Company's investments, especially in Morningstar Wealth, as well as higher technology costs, which were partially offset by lower professional fees. Expenses included $1.8 million in severance related to targeted reorganizations in Morningstar Wealth, which had a negative 0.6 percentage point impact on adjusted operating margin for the first nine months of 2023.

Depreciation and amortization not included in adjusted operating income for Asset and Index Solutions for the three and nine months ended September 30, 2023 was $7.8 million and $23.1 million, respectively, and $7.0 million and $21.2 million, for the three and nine months ended September 30, 2022, respectively.

Credit Ratings and Solutions

The following table presents the results for Credit Ratings and Solutions:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Total revenue	$52.9	$51.8	2.1%	$153.9	$186.2	(17.3)%
Adjusted operating income	$1.1	$8.6	(87.2)%	$(1.3)	$42.5	NMF
Adjusted operating margin	2.1%	16.6%	(14.5) pp	(0.8)%	22.8%	(23.6) pp

Credit Ratings and Solutions total revenue increased $1.1 million, or 2.1%, for the three months ended September 30, 2023 due to growth in the DBRS Morningstar product area. Revenue grew 1.4% on an organic basis, primarily driven by an increase in asset-backed securities ratings revenues and modest gains in corporate ratings revenues, offset by declines in residential mortgage-backed securities (RMBS) and CMBS ratings revenue. Revenue related to data products increased.

Credit Ratings and Solutions adjusted operating income decreased $7.5 million, or 87.2%, and adjusted operating margin decreased 14.5 percentage points for the three months ended September 30, 2023, as expense growth outpaced revenue growth. Expenses included $6.0 million related to the DBRS SEC settlements and $1.1 million in severance related to targeted reorganizations, which collectively had a negative 13.4 percentage point impact on adjusted operating margin for the third quarter of 2023. Expense growth was also driven in part by higher compensation and technology costs.

Credit Ratings and Solutions total revenue decreased $32.3 million, or 17.3%, for the nine months ended September 30, 2023, driven by declines in the DBRS Morningstar product area. Revenue declined 16.4% on an organic basis, primarily due to sharp declines in CMBS ratings revenue driven by ongoing softness in U.S. CMBS ratings activity, and, to a lesser extent, declines in RMBS revenue.

Credit Ratings and Solutions adjusted operating income decreased $43.8 million, and adjusted operating margin decreased 23.6 percentage points for the nine months ended September 30, 2023, due to the decline in revenue described above and higher expenses. Expenses included $8.0 million related to the DBRS SEC settlements and $1.7 million in severance related to targeted reorganizations, which collectively had a negative 6.3 percentage point impact on adjusted operating margin for the first nine months of 2023. Expense growth was also driven in part by higher technology costs.

Depreciation and amortization not included in adjusted operating income for Credit Ratings and Solutions for the three and nine months ended September 30, 2023 was $1.9 million and $7.2 million, respectively, and $3.0 million and $8.7 million, for the three and nine months ended September 30, 2022, respectively.

Non-Operating Income (Loss), Net, Equity in Investments of Unconsolidated Entities, and Effective Tax Rate and Income Tax Expense

Non-Operating Income (Loss), Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Interest income	$3.0	$0.1	$5.9	$0.4
Interest expense	(15.8)	(10.6)	(46.1)	(17.7)
Realized gain (loss) on sale of investments, reclassified from other comprehensive income	1.9	—	2.4	(2.1)
Expense from equity method transaction, net	—	—	(11.8)	—
Other income (loss), net	(1.7)	(13.8)	4.6	(12.9)
Non-operating income (loss), net	$(12.6)	$(24.3)	$(45.0)	$(32.3)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Expense from equity method transaction, net for the nine months ended September 30, 2023 primarily reflects the impact of the Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and the Tender Offer Agreement.

Other income (loss), net includes foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Equity in investments of unconsolidated entities	$(1.6)	$(1.3)	$(4.7)	$(2.7)

Equity in investments of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Income (loss) before income taxes and equity in investments of unconsolidated entities	$57.4	$(2.3)	$91.2	$100.0
Equity in investments of unconsolidated entities	(1.6)	(1.3)	(4.7)	(2.7)
Total	$55.8	$(3.6)	$86.5	$97.3
Income tax expense	$16.7	$5.4	$18.9	$30.1
Effective tax rate	29.9%	NMF	21.8%	30.9%

Our effective tax rate in the third quarter and first nine months of 2023 was 29.9% and 21.8%, respectively. For the first nine months of 2023, our effective tax rate is 9.1% lower than the prior-year period. This decrease is primarily attributable to the recognition of $13.7 million of tax benefits related to a retroactive tax election with respect to our 2021 and 2022 tax periods. We received confirmation of the approval of the tax election in the second quarter of 2023, which allowed us to recognize the tax benefits in that period.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents, and investments of $363.7 million, compared with $414.6 million as of December 31, 2022, a decrease of $50.9 million.

Cash provided by operating activities is our main source of cash. In the first nine months of 2023, cash provided by operating activities was $178.6 million compared to $194.3 million in the prior-year period. Free cash flow was $89.5 million compared to $100.9 million in the prior-year period. Operating cash flow and free cash flow were impacted by higher interest expense and payments related to the Termination Agreement. This was offset by positive changes in working capital partially resulting from the lower bonus payment in the first quarter of 2023 relative to the prior-year period. We made annual bonus payments of $98.3 million during the first quarter of 2023 compared with $139.9 million in the first quarter of 2022.

We believe our available cash balances and investments, along with cash generated from operations and our Amended 2022 Credit Facility, will be sufficient to meet our operating and cash needs for at least the next 12 months. We are focused on maintaining a strong balance sheet and liquidity position. We hold our cash reserves in cash equivalents and investments and maintain a conservative investment policy. We invest most of our investment balance in stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider.

Approximately 76% of our cash, cash equivalents, and investments balance as of September 30, 2023 was held by our operations outside the United States, up from 64% as of December 31, 2022. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

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

The 2022 Credit Agreement was amended (the Amended 2022 Credit Agreement) on September 13, 2022 (the First Amendment to the 2022 Credit Agreement) and on September 30, 2022 (the Second Amendment to the 2022 Credit Agreement). The First Amendment to the 2022 Credit Agreement terminated the unfunded term commitment related to the optional second draw of up to $50.0 million in the 2022 Term Facility and increased the 2022 Revolving Credit Facility to $600.0 million. The Second Amendment to the 2022 Credit Agreement increased the 2022 Term Facility to a fully funded $650.0 million facility (the Amended 2022 Term Facility) and increased the 2022 Revolving Credit Facility to $650.0 million (the Amended 2022 Revolving Credit Facility) for total borrowing capacity of $1.3 billion. As of September 30, 2023, our total outstanding debt under the Amended 2022 Credit Agreement was $707.0 million, net of debt issuance costs, with borrowing availability of $560.0 million under the Amended 2022 Revolving Credit Facility. Except for incremental borrowing capacity, there were no material changes to the existing terms and conditions of the 2022 Credit Agreement.

The proceeds of the additional draw under the Amended 2022 Term Facility were used to repay borrowings under the 2022 Revolving Credit Facility. The proceeds of future borrowings under the 2022 Revolving Credit Facility may be used for working capital, capital expenditures, or any other general corporate purpose. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our Amended 2022 Credit Agreement.

2030 Notes

On October 26, 2020, we completed the issuance and sale of the 2030 Notes, in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the Company's outstanding debt under the 2019 Credit Agreement. Interest on the 2030 Notes is payable semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity. As of September 30, 2023, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.5 million. Refer to Note 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2030 Notes.

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2023, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 2.0x.

Dividend

In September 2023, our board of directors approved a regular quarterly dividend of $0.375 per share, or $16.0 million, payable on October 31, 2023 to shareholders of record as of October 6, 2023.

Share Repurchase Program

In December 2022, the board of directors approved a new share repurchase program that authorizes the Company to repurchase up to $500.0 million in shares of the Company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. No shares were purchased during the program for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we repurchased a total of 8,484 shares for $1.4 million. As of September 30, 2023 we have $498.6 million available for future repurchases under the current share repurchase program.

Wealth Advisors

On January 27, 2023, we entered into the Termination Agreement and the Tender Offer Agreement. Pursuant to the Termination Agreement, Wealth Advisors agreed to cease use of the Morningstar brand and Morningstar and Wealth Advisors agreed to terminate the License Agreement originally entered into in 1998. As consideration for the transaction, Morningstar agreed to pay Wealth Advisors 8 billion Japanese yen upon the termination of the license agreement and the achievement of certain conditions related primarily to the termination of the use of the Morningstar brand by Wealth Advisors’ customers. On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement.

As part of such transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and the Tender Offer Agreement.

Other

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

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Cash provided by operating activities	$130.7	$102.1	28.0%	$178.6	$194.3	(8.1)%
Capital expenditures	(29.3)	(33.7)	(13.1)%	(89.1)	(93.4)	(4.6)%
Free cash flow	$101.4	$68.4	48.2%	$89.5	$100.9	(11.3)%

We had positive free cash flow of $101.4 million in the third quarter of 2023 compared with positive $68.4 million in the third quarter of 2022. The change reflects a $28.6 million increase in cash provided by operating activities, while capital expenditures decreased compared to the prior-year quarter. The increase in cash flow from operations was primarily driven by higher cash earnings.

During the third quarter, the Company paid $16.1 million of severance and other costs related to the significant reduction and shift of the Company's operations in China, which was mostly offset by positive changes in working capital. Excluding the impact of these severance payments and related costs and comparable items in the prior-year period, free cash flow would have been $117.5 million.

In the first nine months of 2023, we had positive free cash flow of $89.5 million compared with $100.9 million in the first nine months of 2022. The change reflects a $15.7 million decrease in cash provided by operating activities, while capital expenditures also decreased compared to the prior-year period. The decline in cash flow from operations was primarily driven by the cash payments related to the Termination Agreement and higher interest expense. This was slightly offset by other positive changes in working capital partially resulting from the lower bonus payment in the first quarter of 2023 compared to the prior-year period.

During the first quarter, the Company made its final $50.0 million contingent payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows. Excluding the $4.5 million LCD contingent payment within operating cash flow, payments related to the Termination Agreement of $59.9 million, and $26.2 million of severance and other related costs paid for the China transition, which together totaled $90.6 million, as well as comparable items in the prior-year period, free cash flow would have been $180.1 million for the nine months ended September 30, 2023.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended September 30, 2023 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Rule 10b5-1 Sales Plans

Our directors and executive officers may exercise stock options or purchase or sell shares of our common stock in the market from time to time. We encourage them to make these transactions through plans that comply with Exchange Act Rule 10b5-1(c). Morningstar does not receive any proceeds, other than proceeds from the exercise of stock options, related to these transactions.

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and executive officers that were in effect as of October 13, 2023:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 13, 2023	Projected Beneficial Ownership (1)
Gail Landis Director	3/23/2023	3/21/2025	06/22/2023 to 03/21/2025	975	Shares to be sold under the plan if the stock reaches specified prices	975	3,621
Joe Mansueto Executive Chairman	2/28/2023	4/30/2024	05/29/2023 to 04/30/2024	700,000	Shares to be sold under the plan if the stock reaches specified prices	350,000	15,879,284
Steven Kaplan Director	8/3/2023	11/11/2024	03/11/2024 to 11/11/2024	5,000	Shares to be sold under the plan at market price	—	39,151
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on September 30, 2023 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by November 29, 2023 and restricted stock units that will vest by November 29, 2023. The estimates do not reflect any changes to beneficial ownership that may have occurred since September 30, 2023. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2023, our cash, cash equivalents, and investments balance was $363.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $7.1 million impact on our interest expense based on our outstanding principal balance and SOFR rates at September 30, 2023.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2023:

	Nine months ended September 30, 2023
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2023	0.6440	1.2207	0.7365	1.0576	n/a

Percentage of revenue	2.8%	7.1%	5.7%	6.6%	5.5%
Percentage of operating income (loss)	10.0%	(24.8)%	(8.7)%	14.8%	(48.0)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(4.1)	$(10.4)	$(8.5)	$(9.7)	$(8.0)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.3)	$3.3	$1.2	$(2.0)	$6.4

The table below shows our net investment exposure to foreign currencies as of September 30, 2023:

	As of September 30, 2023
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$68.9	$333.9	$383.9	$233.7	$198.1
Liabilities	25.4	56.6	156.4	156.8	(36.9)
Net currency position	$43.5	$277.3	$227.5	$76.9	$235.0

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.3)	$(27.7)	$(22.7)	$(7.7)	$(23.5)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, certain processes and controls were modified in connection with the Company's revision to its operating segments and the related changes to the Company's designation of reporting units. While the Company believes these changes will enhance its internal control over financial reporting, we will continue to evaluate these incorporated controls as part of our assessment of the internal control design and effectiveness for the year ending December 31, 2023. There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described below, in Part I, “Item 1A. Risk Factors” in our Annual Report, and in Part 2. "Item 1A Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of such risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider to be immaterial to our operations.

Our business is complex and has experienced significant growth in recent years which could strain our resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our business has and continues to experience significant growth in our diversity of products and services and operational scale, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. We anticipate that significant additional investments, both in terms of management attention and one-time and annual costs, will be required to scale our operations and increase productivity across our organization, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas, and to increase our operating margin over time. Such additional investments will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully and competitively scale our operations.

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

Our success will depend in part upon the ability of our senior management – including the senior management of companies we acquire – to manage our business and plans for growth efficiently. To do so, we must continue to increase the productivity and effectiveness of our existing employee base and to hire, train and manage new employees who can meet or exceed our standards. During the quarter ended September 30, 2023, we undertook workforce reductions in certain areas of our business to strengthen the financial footing of the consolidated Company. We cannot guarantee that these will achieve our intended results, and these efforts also subject us to risks such as greater than anticipated costs, adverse effects on employee retention, and increased difficulty managing the scale and complexity of our business. Additionally, changes in our work environment and workforce in the wake of the COVID-19 pandemic could adversely affect our operations. For instance, we have offered a significant percentage of our employees some flexibility in the amount of time they work in an office. Our hybrid office model and any adjustments made to our current and future office environments or work-from-home policies may not meet our productivity expectations, on the one hand, and the expectations of our workforce, on other hand, which could negatively impact our growth plans and our ability to attract and retain our employees. We will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, our uses of automation and artificial intelligence systems to increase productivity, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our company could decline.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents information related to repurchases of common stock we made during the three months ended September 30, 2023. Refer to Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (a)
July 1, 2023 - July 31, 2023	—	$—	—	$498,550,338
August 1, 2023 - August 31, 2023	—	—	—	$498,550,338
September 1, 2023 - September 30, 2023	—	—	—	$498,550,338
Total	—	$—	—
_______________________________________
(a) Repurchases will only be effected pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2023, the Company’s executive officers and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the Company’s securities as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
Steven Kaplan Director	8/3/2023 (2)	11/11/2024	Sale of up to 5,000 shares of common stock
________________________________________
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) Intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.Exhibits

Exhibit No	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 9, 2023 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104†	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101.1)

† Filed herewith.
* The certificates furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: November 9, 2023	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer