Form 10-Q
period 2024-03-31
Morningstar, Inc.
filed 2024-04-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2024, there were 42,745,583 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)

	Three months ended March 31,
(in millions, except per share amounts)	2024	2023

Revenue	$542.8	$479.7

Operating expense:
Cost of revenue	218.1	218.8
Sales and marketing	104.6	107.6
General and administrative	80.3	84.0
Depreciation and amortization	47.2	44.8
Total operating expense	450.2	455.2

Operating income	92.6	24.5

Non-operating expense, net:
Interest expense, net	(11.5)	(13.3)
Realized gain on sale of investments, reclassified from other comprehensive income	2.6	0.2
Expense from equity method transaction, net	—	(11.8)
Other income, net	3.3	2.5
Non-operating expense, net	(5.6)	(22.4)

Income before income taxes and equity in investments of unconsolidated entities	87.0	2.1

Equity in investments of unconsolidated entities	(1.5)	(1.3)

Income tax expense	21.3	8.4

Consolidated net income (loss)	$64.2	$(7.6)

Net income (loss) per share:
Basic	$1.50	$(0.18)
Diluted	$1.49	$(0.18)

Dividends per common share:
Dividends declared per common share	$0.41	$0.38
Dividends paid per common share	$0.41	$0.38

Weighted average shares outstanding:
Basic	42.7	42.5
Diluted	43.0	42.5

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
(in millions)	2024	2023
Consolidated net income (loss)	$64.2	$(7.6)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10.6)	7.1
Unrealized gains on securities:
Unrealized holding gains arising during period	1.9	0.1
Reclassification of realized gains on investments included in net income	(1.9)	(0.2)
Other comprehensive income (loss), net	(10.6)	7.0

Comprehensive income (loss)	$53.6	$(0.6)

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2024 (unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$353.7	$337.9
Investments	55.4	51.1
Accounts receivable, less allowance for credit losses of $6.1 million and $5.6 million, respectively	326.2	343.9
Income tax receivable, net	—	0.6
Deferred commissions	41.6	41.9
Prepaid expenses	48.6	34.9
Other current assets	5.1	5.4
Total current assets	830.6	815.7
Goodwill	1,574.1	1,578.8
Intangible assets, net	463.4	484.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $741.2 million and $714.0 million, respectively	210.8	207.7
Operating lease assets	156.5	163.9
Investments in unconsolidated entities	96.1	100.2
Deferred tax assets, net	19.7	14.6
Deferred commissions	30.0	29.3
Other assets	8.2	8.8
Total assets	$3,389.4	$3,403.4

Liabilities and equity
Current liabilities:
Deferred revenue	$565.2	$517.7
Accrued compensation	122.9	214.4
Accounts payable and accrued liabilities	72.0	78.4
Current portion of long-term debt	32.1	32.1
Operating lease liabilities	34.7	36.4
Other current liabilities	19.9	1.8
Total current liabilities	846.8	880.8
Operating lease liabilities	143.8	151.4
Accrued compensation	23.3	23.7
Deferred tax liabilities, net	32.8	35.6
Long-term debt	917.3	940.3
Deferred revenue	24.7	26.3
Other long-term liabilities	17.6	17.5
Total liabilities	$2,006.3	$2,075.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,745,570 and 42,728,182 shares were outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—

Treasury stock at cost, 11,987,495 and 11,987,495 shares as of March 31, 2024 and December 31, 2023, respectively	(985.5)	(985.5)
Additional paid-in capital	808.0	789.0
Retained earnings	1,657.7	1,610.8
Accumulated other comprehensive loss:
Currency translation adjustment	(97.0)	(86.4)
Unrealized loss on available-for-sale investments	(0.1)	(0.1)
Total accumulated other comprehensive loss	(97.1)	(86.5)
Total equity	1,383.1	1,327.8
Total liabilities and equity	$3,389.4	$3,403.4

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
For the three months ended March 31, 2024 and 2023

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2023	42,728,182	$—	$(985.5)	$789.0	$1,610.8	$(86.5)	$1,327.8
Net income		—	—	—	64.2	—	64.2
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	1.9	1.9
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(1.9)	(1.9)
Foreign currency translation adjustment, net		—	—	—	—	(10.6)	(10.6)
Other comprehensive loss, net		—	—	—	—	(10.6)	(10.6)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	17,388	—	—	(3.2)	—	—	(3.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	10.8	—	—	10.8
Stock-based compensation		—	—	11.4	—	—	11.4
Dividends declared ($0.41 per share)		—	—	—	(17.3)	—	(17.3)
Balance as of March 31, 2024	42,745,570	$—	$(985.5)	$808.0	$1,657.7	$(97.1)	$1,383.1

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income, net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7

See notes to unaudited condensed consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2024	2023
Operating activities
Consolidated net income (loss)	$64.2	$(7.6)
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	47.2	44.8
Deferred income taxes	(7.5)	2.0
Stock-based compensation expense	11.4	12.2
Provision for bad debt	1.4	1.0
Equity in investments of unconsolidated entities	1.5	1.3
Gain on equity method transaction	—	(49.6)
Other, net	(11.0)	(2.7)
Changes in operating assets and liabilities:
Accounts receivable	13.7	9.8
Accounts payable and accrued liabilities	(4.3)	(5.8)
Accrued compensation and deferred commissions	(79.2)	(75.2)
Income taxes, current	16.3	(2.6)
Deferred revenue	50.0	43.4
Other assets and liabilities	(10.1)	52.4
Cash provided by operating activities	93.6	23.4

Investing activities
Purchases of investment securities	(7.2)	(2.8)
Proceeds from maturities and sales of investment securities	17.4	5.5
Capital expenditures	(34.1)	(29.5)
Proceeds from sale of equity method investments, net	—	26.2
Purchases of investments in unconsolidated entities	(2.8)	(0.1)
Cash used for investing activities	(26.7)	(0.7)

Financing activities
Dividends paid	(17.3)	(15.9)
Proceeds from revolving credit facility	90.0	95.0
Repayment of revolving credit facility	(105.0)	(65.0)
Repayment of term facility	(8.1)	(8.1)
Employee taxes withheld for stock awards	(3.2)	(9.3)
Payment of acquisition-related earn-outs	—	(45.5)
Other, net	0.1	—
Cash used for financing activities	(43.5)	(48.8)

Effect of exchange rate changes on cash and cash equivalents	(7.6)	1.7
Net increase (decrease) in cash and cash equivalents	15.8	(24.4)
Cash and cash equivalents—beginning of period	337.9	376.6
Cash and cash equivalents—end of period	$353.7	$352.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12.5	$9.1
Cash paid for interest	$11.5	$11.9

See notes to unaudited condensed consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (our Annual Report).

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

Recently issued accounting pronouncements not yet adopted

Segment reporting: On November 27, 2023, the FASB issued ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280) (ASU No. 2023-07), which requires improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for our fiscal year beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Entities should apply the new guidance retrospectively to all prior periods presented in the financial statements. We are evaluating the effect that ASU No. 2023-07 will have on our consolidated financial statements and related disclosures.

Income Taxes: On December 14, 2023, the FASB issued ASU No 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. This new standard is effective for our fiscal year beginning on January 1, 2025. Early adoption is permitted. Entities should apply the guidance prospectively although retrospective application is permitted. We have not made a decision on early adoption and are evaluating the effect that ASU No. 2023-09 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

Debt

The following table summarizes our debt as of March 31, 2024 and December 31, 2023:

(in millions)	As of March 31, 2024	As of December 31, 2023
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.5 million and $0.5 million, respectively	$600.8	$608.9
Amended 2022 Revolving Credit Facility	—	15.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.4 million and $1.5 million, respectively	348.6	348.5
Total debt	$949.4	$972.4

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of March 31, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $600.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

The interest rate applicable to any loan under the Amended 2022 Credit Agreement is, at the company's option, either: (i) the applicable Secured Overnight Financing Rate plus an applicable margin for such loans, which ranges between 1.00% and 1.48%, based on the company's consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.38%, based on the company's consolidated leverage ratio.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of March 31, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.6 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2024.

4. Acquisitions, Goodwill, and Other Intangible Assets

2024 Acquisitions

We did not make any acquisitions during in the first three months of 2024.

Goodwill

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from December 31, 2023 to March 31, 2024:

(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2023	$605.5	$607.4	$94.2	$108.6	$93.5	$1,509.2	$69.6	$1,578.8
Foreign currency translation	(2.8)	—	(0.7)	(1.1)	—	(4.6)	(0.1)	(4.7)
Balance as of March 31, 2024	$602.7	$607.4	$93.5	$107.5	$93.5	$1,504.6	$69.5	$1,574.1

Changes in the carrying amount of the company’s recorded goodwill are mainly the result of business acquisitions, divestitures, and the effect of foreign currency translations. In accordance with FASB ASC 350, the company does not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. When reviewing goodwill for impairment, we assess a number of qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that we assess include macroeconomic conditions affecting our reporting units, financial performance of our reporting units, market and competitive factors related to our reporting units, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. The quantitative impairment test compares the estimated fair value of the reporting unit to its carrying value, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. We determine the fair value of a reporting unit using a market approach. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, as well as revenue and earnings multiples of publicly traded companies whose services and markets are comparable.

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The company did not observe any events or changes in circumstances that would require an additional impairment review in the first quarter of 2024. Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2024				As of December 31, 2023
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$596.7	$(271.0)	$325.7	14	$601.7	$(263.8)	$337.9	14
Technology-based assets	314.0	(202.2)	111.8	8	315.3	(197.0)	118.3	8
Intellectual property & other	92.1	(66.2)	25.9	8	93.2	(65.0)	28.2	8
Total intangible assets	$1,002.8	$(539.4)	$463.4	12	$1,010.2	$(525.8)	$484.4	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2024	2023
Amortization expense	$17.7	$17.5

We amortize intangible assets using the straight-line method over their estimated useful lives.

As of March 31, 2024, we expect intangible amortization expense for the remainder of 2024 and subsequent years to be as follows:

(in millions)
Remainder of 2024 (April 1 through December 31)	$47.3
2025	56.7
2026	52.9
2027	45.6
2028	41.7
Thereafter	219.2
Total	$463.4

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income (Loss) Per Share

The following table shows how we reconcile our net income (loss) and the number of shares used in computing basic and diluted net income (loss) per share:

	Three months ended March 31,
(in millions, except per share amounts)	2024	2023
Basic net income (loss) per share:
Consolidated net income (loss)	$64.2	$(7.6)

Weighted average common shares outstanding	42.7	42.5

Basic net income (loss) per share	$1.50	$(0.18)

Diluted net income (loss) per share:
Consolidated net income (loss)	$64.2	$(7.6)

Weighted average common shares outstanding	42.7	42.5
Net effect of dilutive stock awards (1)	0.3	—
Weighted average common shares outstanding for computing diluted income per share	43.0	42.5

Diluted net income (loss) per share	$1.49	$(0.18)
____________________________________________________________________________________________
(1) Potential common shares are not included in the computation of diluted earnings per share when a net loss exists as the effect would be an antidilutive per share amount.

During the periods presented, we have restricted stock units (RSUs), performance share awards, and market stock units (MSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2024	2023
Revenue by Type: (1)
License-based	$400.2	$364.0
Asset-based	77.0	65.3
Transaction-based	65.6	50.4
Consolidated revenue	$542.8	$479.7
____________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

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

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of March 31, 2024 had a net increase of $45.9 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $233.1 million of revenue in the three months ended March 31, 2024 that was included in the contract liabilities balance as of December 31, 2023.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2024 and subsequent years as follows:

(in millions)	As of March 31, 2024
Remainder of 2024 (April 1 through December 31)	$869.1
2025	380.5
2026	121.2
2027	18.0
2028	6.5
Thereafter	22.7
Total	$1,418.0

The aggregate amount of revenue we expect to recognize for the remainder of 2024 and subsequent years is higher than our contract liability balance of $589.9 million as of March 31, 2024. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2024. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2024, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2024. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2024	As of December 31, 2023
Accounts receivable, less allowance for credit losses	$326.2	$343.9
Deferred commissions	71.6	71.2
Total contract assets	$397.8	$415.1

7. Segment and Geographical Area Information

Segment Information

Our segments are generally organized around the company's products offerings. The company concluded that it has seven operating segments which are presented as the following five reportable segments:

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

Morningstar Wealth brings together our model portfolios and wealth platform; practice and portfolio management software for registered investment advisers; data aggregation and enrichment capabilities; and our individual investor platform. Morningstar Wealth includes the Investment Management product area.

Morningstar Credit provides investors with credit ratings, research, data, and credit analytics solutions that contribute to the transparency of international and domestic credit markets. Morningstar Credit includes the Morningstar DBRS product area and the Morningstar Credit data and credit analytics product areas.

Morningstar Retirement offers products designed to help individuals reach their retirement goals. Its offerings include managed retirement accounts, fiduciary services, Morningstar Lifetime Allocation funds, and custom models.

FASB ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), in deciding how to allocate resources and assess performance. The company's chief executive officer, who is considered to be its CODM, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance.

The CODM allocates resources and assesses performance of segments based on segment revenue as well as Adjusted Operating Income. Segment Adjusted Operating Income excludes intangible amortization, M&A-related expenses (including M&A-related earn-outs), and items related to the significant reduction and shift of the company's operations in China, such as severance and personnel expenses, transformation costs, and asset impairment costs. The CODM does not consider these items for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although the amounts are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. Expenses presented as part of the company's segments include both direct costs and allocations of shared costs. Shared costs include technology, investment research, sales, facilities, and marketing. These allocations are based on estimated utilization of shared resources and other factors. Adjusted Operating Income is the reported measure that the company believes is most consistent with those used in measuring the corresponding amount in the consolidated financial statements.

The CODM does not review any information regarding total assets on a segment basis. Operating segments do not record intersegment revenues; therefore, there is none to be reported.

The following tables present information about the company’s reportable segments for the three months ended March 31, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended March 31,
(in millions)	2024	2023
Revenue:
Morningstar Data and Analytics	$196.7	$179.8
PitchBook	147.6	131.1
Morningstar Wealth	59.0	54.9
Morningstar Credit	60.3	46.8
Morningstar Retirement	28.4	25.2
Total Reportable Segments	$492.0	$437.8
Corporate and All Other (1)	50.8	41.9
Total Revenue	$542.8	$479.7

Adjusted Operating Income (Loss):
Morningstar Data and Analytics	$91.2	$80.9
PitchBook	40.0	30.4
Morningstar Wealth	(5.6)	(14.6)
Morningstar Credit	12.3	(4.0)
Morningstar Retirement	14.2	11.2
Total Reportable Segments	$152.1	$103.9

Less reconciling items to Operating Income:
Corporate and All Other (2)	$(41.3)	$(52.1)
Intangible amortization expense (3)	(17.7)	(17.5)
M&A-related expenses (4)	(0.5)	(4.2)
M&A-related earn-outs (5)	—	—
Severance and personnel expenses (6)	—	(1.1)
Transformation costs (6)	—	(4.2)
Asset impairment costs (6)	—	(0.3)
Operating Income	92.6	24.5
Non-operating expense, net	(5.6)	(22.4)
Equity in investments of unconsolidated entities	(1.5)	(1.3)
Income before income taxes	$85.5	$0.8
____________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $30.8 million and $27.3 million for the three months ended March 31, 2024 and 2023, respectively. Revenue from Morningstar Indexes was $20.0 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively.

(2) Corporate and All Other includes unallocated corporate expenses of $40.9 million and $36.1 million for the three months ended March 31, 2024 and 2023, respectively, as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include certain finance, human resources, legal, marketing, and other management-related costs that are not considered when segment performance is evaluated.

(3) Excludes finance lease amortization expense of $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of RSU and MSU awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

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

The following tables present segment revenue disaggregated by revenue type:

	Three months ended March 31, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$196.7	$145.6	$20.5	$4.2	$0.5	$367.5	$32.7	$400.2
Asset-based	—	—	33.6	—	27.9	61.5	15.5	$77.0
Transaction-based	—	2.0	4.9	56.1	—	63.0	2.6	$65.6
Total	$196.7	$147.6	$59.0	$60.3	$28.4	$492.0	$50.8	$542.8

	Three months ended March 31, 2023
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$179.8	$131.1	$20.4	$2.8	$0.4	$334.5	$29.5	$364.0
Asset-based	—	—	29.6	—	24.8	54.4	10.9	$65.3
Transaction-based	—	—	4.9	44.0	—	48.9	1.5	$50.4
Total	$179.8	$131.1	$54.9	$46.8	$25.2	$437.8	$41.9	$479.7
____________________________________________________________________________________________
(7) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

(8) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets by geographical area:

Revenue by geographical area	Three months ended March 31,
(in millions)	2024	2023
United States	$390.9	$347.3

Asia	12.7	12.1
Australia	15.0	14.4
Canada	32.6	27.3
Continental Europe	49.7	43.1
United Kingdom	38.9	33.1
Other	3.0	2.4
Total International	151.9	132.4

Consolidated revenue	$542.8	$479.7

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of March 31, 2024	As of December 31, 2023
United States	$184.3	$178.5

Asia	8.7	9.9
Australia	1.6	1.9
Canada	3.1	3.6
Continental Europe	6.0	6.5
United Kingdom	7.0	7.2
Other	0.1	0.1
Total International	26.5	29.2

Consolidated property, equipment, and capitalized software, net	$210.8	$207.7

Operating lease assets by geographical area
(in millions)	As of March 31, 2024	As of December 31, 2023
United States	$96.6	$100.7

Asia	14.8	16.5
Australia	3.0	3.2
Canada	8.2	8.2
Continental Europe	17.6	18.1
United Kingdom	16.1	16.9
Other	0.2	0.3
Total International	59.9	63.2

Consolidated operating lease assets	$156.5	$163.9

8. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, our investment balances totaled $55.4 million and $51.1 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2024, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We recognize unrealized holding gains or losses within "Other income, net" on our Condensed Consolidated Statements of Income.

9. Investments in Unconsolidated Entities

As of March 31, 2024 and December 31, 2023, our investment in unconsolidated entities balance totaled $96.1 million and $100.2 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of other investments in unconsolidated entities without a readily determinable fair value was $50.7 million and $49.9 million as of March 31, 2024 and December 31, 2023, respectively. We did not record any material adjustments or impairment losses in the first three months of 2024 or 2023.

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

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. The expense related to the Termination Agreement is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2023.

Subsequent to the tender offer, the company's ownership percentage in Wealth Advisors decreased to 13.2% from 22.1%, and as a result, we no longer account for our investment in Wealth Advisors as an equity method investment. Each reporting period, we remeasure our remaining investment in Wealth Advisors, an equity security with a readily determinable value, at fair value and recognize unrealized holding gains or losses within "Other income, net" on our Condensed Consolidated Statements of Income. During the first quarter of 2023, we recognized an unrealized holding gain of $31.2 million, which is recorded within "Expense from equity method transaction, net" in our Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2023.

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

Our operating lease expense for the three months ended March 31, 2024 was $10.4 million, compared with $11.7 million for the three months ended March 31, 2023. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.2 million for the three months ended March 31, 2024, compared with $4.1 million for the three months ended March 31, 2023. We made lease payments of $10.7 million during the three months ended March 31, 2024, compared with $11.3 million during the three months ended March 31, 2023.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2024 (April 1 through December 31)	$32.7
2025	36.4
2026	38.9
2027	31.3
2028	24.6
Thereafter	36.4
Total minimum lease commitments	200.3
Adjustment for discount to present value	21.8
Present value of lease liabilities	$178.5

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2024
Weighted-average remaining lease term (in years)	5.6

Weighted-average discount rate	3.9%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, RSUs, performance share awards, MSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2024	2023
Cost of revenue	$4.6	$5.0
Sales and marketing	1.9	1.6
General and administrative	4.9	5.6
Total stock-based compensation expense	$11.4	$12.2

As of March 31, 2024, the total unrecognized stock-based compensation cost related to outstanding RSUs, performance share awards, and MSUs expected to vest was $78.8 million, which we expect to recognize over a weighted average period of 24 months.

12. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended March 31,
(in millions)	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$87.0	$2.1
Equity in investments of unconsolidated entities	(1.5)	(1.3)
Income before income taxes	$85.5	$0.8
Income tax expense	$21.3	$8.4
Effective tax rate	24.9%	NMF
___________________________________________________________________________________________
NMF — not meaningful

Our effective tax rate in the first quarter of 2024 was 24.9%. Our prior-year period effective tax rate was not meaningful due to the low level of pretax income in the prior-year period.

In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two which became effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. Pillar Two did not have a material impact to our consolidated financial statements as of March 31, 2024. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2024 and December 31, 2023, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2024	As of December 31, 2023
Gross unrecognized tax benefits	$13.4	$13.0
Gross unrecognized tax benefits that would affect income tax expense	$13.4	$13.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.1	$12.8

Our Unaudited Condensed Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2024	As of December 31, 2023
Current liability	$7.5	$6.2
Non-current liability	7.6	8.3
Total liability for unrecognized tax benefits	$15.1	$14.5

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

Approximately 76% of our cash, cash equivalents, and investments balance as of March 31, 2024 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

Ratings and Regulatory Matters

Our ratings and related research activities, including credit ratings, environmental, social, and governance (ESG) ratings, managed investment, and equity ratings, are or may in the future become subject to regulation or increased scrutiny from executive, legislative, regulatory, and private parties. As a result, those activities may be subject to governmental, regulatory, and legislative investigations, regulatory examinations in the ordinary course of business, subpoenas, and other forms of legal process, which may lead to claims and litigation that are based on these ratings and related research activities. Our regulated businesses are generally subject to periodic reviews, inspections, examinations, and investigations by regulators in the jurisdictions in which they operate, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

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

For the three months ended March 31, 2024, we did not repurchase any shares under the share repurchase program. As of March 31, 2024, we have $498.6 million available for future repurchases under the current share repurchase program.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “consider,” “estimate,” “forecast,” “future,” “goal,” “designed to,” “maintain,” “may,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “anticipate,” “believe,” “predict,” “continue,” “strategy,” “strive,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

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
•the impact of artificial intelligence and related new technologies on our business, legal, and regulatory exposure profile and reputation;
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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2023 (our Annual Report) as supplemented by our recent Quarterly Reports on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our future filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

The company has seven operating segments which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 7 of the Notes to our Unaudited Condensed Financial Statements.

In addition to reviewing revenue by our reportable segments, we review revenue by type. We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time.

Asset-based: We charge basis points and other fees for assets under management (AUM) or advisement (AUMA).

Transaction-based: Revenue is transactional, or one-time, in nature, compared with the recurring revenue streams represented by our license and asset-based products.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2024	2023	Change
Consolidated revenue	$542.8	$479.7	13.2%
Operating income	92.6	24.5	278.0%
Operating margin	17.1%	5.1%	12.0	pp

Cash provided by operating activities	$93.6	$23.4	300.0%
Capital expenditures	(34.1)	(29.5)	15.6%
Free cash flow	$59.5	$(6.1)	NMF

Cash used for investing activities	$(26.7)	$(0.7)	NMF
Cash used for financing activities	$(43.5)	$(48.8)	(10.9)%
___________________________________________________________________________________________
pp — percentage points
NMF — not meaningful

Supplemental Information

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

Consolidated Revenue

Revenue by type (1)	Three months ended March 31,
(in millions)	2024	2023	Change
Morningstar Data and Analytics
License-based	$196.7	$179.8	9.4%
Asset-based	—	—	—%
Transaction-based	—	—	—%
Morningstar Data and Analytics total	$196.7	$179.8	9.4%

PitchBook
License-based	$145.6	$131.1	11.1%
Asset-based	—	—	—%
Transaction-based	2.0	—	NMF
PitchBook total	$147.6	$131.1	12.6%

Morningstar Wealth
License-based	$20.5	$20.4	0.5%
Asset-based	33.6	29.6	13.5%
Transaction-based	4.9	4.9	—%
Morningstar Wealth total	$59.0	$54.9	7.5%

Morningstar Credit
License-based	$4.2	$2.8	50.0%
Asset-based	—	—	—%
Transaction-based	56.1	44.0	27.5%
Morningstar Credit total	$60.3	$46.8	28.8%

Morningstar Retirement
License-based	$0.5	$0.4	25.0%
Asset-based	27.9	24.8	12.5%
Transaction-based	—	—	—%
Morningstar Retirement total	$28.4	$25.2	12.7%

Corporate and All Other (2)
License-based	$32.7	$29.5	10.8%
Asset-based	15.5	10.9	42.2%
Transaction-based	2.6	1.5	73.3%
Corporate and All Other total	$50.8	$41.9	21.2%

License-based	$400.2	$364.0	9.9%
Asset-based	77.0	65.3	17.9%
Transaction-based	65.6	50.4	30.2%
Consolidated revenue	$542.8	$479.7	13.2%
___________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

(2) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

In the first quarter of 2024, consolidated revenue increased 13.2% to $542.8 million. Foreign currency movements had a positive impact in the quarter, increasing revenue by $1.2 million.

License-based revenue grew $36.2 million, or 9.9%, during the first quarter of 2024. On an organic basis, license-based revenue increased 9.9%. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased $11.7 million, or 17.9%, in the first quarter of 2024. Organic revenue increased 18.2%, due to increases in Morningstar Indexes, Morningstar Wealth, and Morningstar Retirement.

Transaction-based revenue increased $15.2 million, or 30.2%, in the first quarter of 2024. On an organic basis, transaction-based revenue increased 27.3% primarily driven by Morningstar Credit revenue.

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

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended March 31,
(in millions)	2024	2023	Change
Consolidated revenue	$542.8	$479.7	13.2%
Less: acquisitions	—	—	—%
Less: accounting changes	—	—	—%
Effect of foreign currency translations	(1.2)	—	NMF
Organic revenue	$541.6	$479.7	12.9%

Organic revenue increased 12.9% in the first quarter, driven by organic growth in PitchBook, Morningstar Data and Analytics, and Morningstar Credit. Foreign currency translations had a favorable impact of $1.2 million on revenue during the first quarter of 2024.

Consolidated Revenue by Geographical Area

	Three months ended March 31,
(in millions)	2024	2023	Change
United States	$390.9	$347.3	12.6%

Asia	12.7	12.1	5.0%
Australia	15.0	14.4	4.2%
Canada	32.6	27.3	19.4%
Continental Europe	49.7	43.1	15.3%
United Kingdom	38.9	33.1	17.5%
Other	3.0	2.4	25.0%
Total International	151.9	132.4	14.7%

Consolidated revenue	$542.8	$479.7	13.2%

International revenue comprised approximately 28% of our consolidated revenue for the first quarter of 2024 and 2023. Approximately 58% of international revenue was generated in Continental Europe and the United Kingdom during the first quarter of 2024 and 2023.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2024	2023	Change
Cost of revenue	$218.1	$218.8	(0.3)%
% of consolidated revenue	40.1%	45.7%	(5.6)	pp
Sales and marketing	104.6	107.6	(2.8)%
% of consolidated revenue	19.3%	22.4%	(3.1)	pp
General and administrative	80.3	84.0	(4.4)%
% of consolidated revenue	14.8%	17.5%	(2.7)	pp
Depreciation and amortization	47.2	44.8	5.4%
% of consolidated revenue	8.7%	9.3%	(0.6)	pp
Total operating expense	$450.2	$455.2	(1.1)%
% of consolidated revenue	82.9%	94.9%	(12.0)	pp

Consolidated operating expense decreased $5.0 million, or 1.1%, in the first quarter of 2024. Excluding the impact of M&A-related expenses, and amortization in both periods, and costs related to the transition of the Company's China activities in the prior-year period, operating expense increased 1.0% in the quarter.

Declines in professional fees and facilities-related expenses were the biggest contributors to the decrease in consolidated operating expense during the first quarter of 2024. Commission expense was also down during the first quarter of 2024.

Professional fees declined $4.4 million during the first quarter of 2024, due to lower expenses for third-party resources supporting M&A integration-related activity.

Facilities-related expenses decreased $2.5 million during the first quarter of 2024 due to reduction of office space in certain geographies.

Commission expense also decreased $2.2 million during the first quarter of 2024, primarily due to sales performance against targets in certain areas relative to the prior year.

Higher compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) and SaaS-based software subscriptions partially offset the declines noted above during the first quarter of 2024. Foreign currency translations had an unfavorable impact on operating expense of $1.3 million during the first quarter of 2024.

Compensation expense increased $3.7 million in the first quarter of 2024. These higher costs primarily reflect an increase in company-sponsored benefits.

Higher software subscriptions of $2.4 million were also a driver during the first three months of 2024 due to the company's investment in and renewal of various SaaS-based platforms across the business.

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about 40% of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 77% of our employees in this category.

Cost of revenue decreased slightly in the first quarter of 2024.

Sales and Marketing

Sales and marketing expense decreased $3.0 million in the first quarter of 2024. Sales commission expense declined by $1.7 million due to the factors noted above. Compensation expense decreased $1.6 million primarily due to lower bonus expense. Advertising and marketing costs also decreased $0.6 million during the first quarter of 2024 due to lower pay-per-click advertising and marketing campaign expense for PitchBook.

General and Administrative

General and administrative expense decreased $3.7 million during the first quarter of 2024. A decline in professional fees of $4.2 million was the largest contributor to the decline during the quarter. Facilities-related expenses also declined $2.2 million during the first quarter of 2024 due to the factors noted above.

These decreases were partially offset by higher compensation expense primarily due to an increase in company-sponsored benefits and bonus expense.

Depreciation and Amortization

Depreciation expense increased $2.0 million in the first quarter of 2024, driven mainly by higher levels of capitalized software development over the past several years.

Intangible amortization expense increased slightly during the first quarter of 2024.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2024	2023	Change
Operating income	$92.6	$24.5	278.0%
% of revenue	17.1%	5.1%	12.0	pp

Consolidated operating income increased $68.1 million in the first quarter of 2024, reflecting an increase in revenue of $63.1 million and a decrease in operating expenses of $5.0 million. Operating margin was 17.1%, an increase of 12.0 percentage points compared with the first quarter of 2023.

Non-GAAP Financial Measures

We reported adjusted operating income of $110.8 million in the first quarter of 2024, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2024	2023	Change
Operating income	$92.6	$24.5	278.0%
Add: Intangible amortization expense (1)	17.7	17.5	1.1%
Add: M&A-related expenses (2)	0.5	4.2	(88.1)%
Add: M&A-related earn-outs (3)	—	—	—%
Add: Severance and personnel expenses (4)	—	1.1	NMF
Add: Transformation costs (4)	—	4.2	NMF
Add: Asset impairment costs (4)	—	0.3	NMF
Adjusted operating income	$110.8	$51.8	113.9%

Morningstar Data and Analytics	$91.2	$80.9	12.7%
PitchBook	40.0	30.4	31.6%
Morningstar Wealth	(5.6)	(14.6)	(61.6)%
Morningstar Credit	12.3	(4.0)	NMF
Morningstar Retirement	14.2	11.2	26.8%
Less: Corporate and All Other (5)	(41.3)	(52.1)	(20.7)%
Adjusted operating income	$110.8	$51.8	113.9%

We reported adjusted operating margin of 20.4% in the first quarter of 2024, which excludes intangible amortization expense, M&A-related expenses (including M&A-related earn-outs), and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2024	2023	Change
Operating margin	17.1%	5.1%	12.0 pp
Add: Intangible amortization expense (1)	3.2%	3.6%	(0.4) pp
Add: M&A-related expenses (2)	0.1%	0.9%	(0.8) pp
Add: M&A-related earn-outs (3)	—%	—%	0.0 pp
Add: Severance and personnel expenses (4)	—%	0.2%	(0.2) pp
Add: Transformation costs (4)	—%	0.9%	(0.9) pp
Add: Asset impairment costs (4)	—%	0.1%	(0.1) pp
Adjusted operating margin	20.4%	10.8%	9.6 pp
____________________________________________________________________________________________
(1) Excludes finance lease amortization expense of $0.3 million and $0.1 million during the first three months of 2024 and 2023, respectively.

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

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of restricted stock unit and market share unit awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

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

(5) Corporate and All Other includes unallocated corporate expenses of $40.9 million and $36.1 million during the first three months of 2024 and 2023, respectively, as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Data and Analytics

The following table presents the results for Morningstar Data and Analytics:

	Three months ended March 31,
(in millions)	2024	2023	Change
Total revenue	$196.7	$179.8	9.4%
Adjusted operating income	$91.2	$80.9	12.7%
Adjusted operating margin	46.4%	45.0%	1.4 pp

Morningstar Data and Analytics total revenue increased $16.9 million, or 9.4%, for the three months ended March 31, 2024. Revenue grew 8.9% on an organic basis, primarily driven by strength in Morningstar Data and Morningstar Direct. Morningstar Advisor Workstation also made a positive contribution to growth in the quarter.

Morningstar Data contributed $7.3 million to Morningstar Data and Analytics revenue growth, with revenue increasing 10.8% or 10.0% on an organic basis, supported by growth in North America and Europe. Managed investment data, including mutual fund data, also continued to be a key driver of higher revenue.

Morningstar Direct contributed $5.8 million to Morningstar Data and Analytics revenue growth, with revenue increasing 11.9%, or 11.5%, on an organic basis, reflecting growth across North America and Europe. Direct licenses increased 0.7%.

Morningstar Data and Analytics adjusted operating income increased $10.3 million, or 12.7%, and adjusted operating margin increased 1.4 percentage points for the three months ended March 31, 2024.

Morningstar Data and Analytics depreciation expense was $8.2 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively.

PitchBook

The following table presents the results for PitchBook:

	Three months ended March 31,
(in millions)	2024	2023	Change
Total revenue	$147.6	$131.1	12.6%
Adjusted operating income	$40.0	$30.4	31.6%
Adjusted operating margin	27.1%	23.2%	3.9 pp

PitchBook total revenue increased $16.5 million, or 12.6% on a reported and organic basis, for the three months ended March 31, 2024.

Revenue for the PitchBook platform, direct data, and Leveraged Commentary & Data (LCD), contributed $16.7 million to PitchBook revenue growth, with revenue increasing 13.0% on a reported and organic basis. Growth was primarily driven by the PitchBook platform with licensed users growing 10.5%. With the substantial completion of the LCD integration, LCD's core news, research, and data are now available on the platform. Legacy LCD clients are starting to successfully migrate to the PitchBook platform and are included in PitchBook licensed user counts. PitchBook platform growth drivers were consistent with recent quarters with revenue increasing primarily due to strength in PitchBook's core investor and advisor client groups which offset some softness in corporates.

PitchBook adjusted operating income increased $9.6 million, or 31.6%, and adjusted operating margin increased 3.9 percentage points for the three months ended March 31, 2024.

PitchBook depreciation expense was $7.4 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

	Three months ended March 31,
(in millions)	2024	2023	Change
Total revenue	$59.0	$54.9	7.5%
Adjusted operating loss	$(5.6)	$(14.6)	(61.6)%
Adjusted operating margin	(9.5)%	(26.6)%	17.1 pp

Morningstar Wealth asset-based revenue represented 56.9% of total segment revenue in 2024. Revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for certain Investment Management products including Morningstar Managed Portfolios. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Wealth AUMA:

	As of March 31,
(in billions)	2024	2023	Change
Morningstar Managed Portfolios	$40.6	$34.0	19.4%
Institutional Asset Management	7.3	9.7	(24.7)%
Asset Allocation Services	9.7	7.6	27.6%
Investment Management (total)	$57.6	$51.3	12.3%

Morningstar Wealth total revenue increased $4.1 million, or 7.5%, for the three months ended March 31, 2024. Revenue grew 7.7% on an organic basis, primarily driven by growth in Investment Management.

Investment Management contributed $4.0 million to consolidated revenue growth, with revenue increasing 13.5% on a reported or 13.9% organic basis. Growth was primarily supported by higher revenue for strategist model portfolios offered on third-party platforms and revenue growth for the international wealth platform. Reported AUMA increased 12.3% to $57.6 billion compared with the prior-year period, supported by strong market performance which drove higher asset values. Positive net flows to Morningstar Managed Portfolios over the trailing 12 months primarily reflected strong net inflows outside the U.S. Those offset lower AUM for Institutional Asset Management which experienced significant expected outflows from a large institutional client.

Morningstar Wealth adjusted operating loss decreased $9.0 million, or (61.6)%, and adjusted operating margin increased 17.1 percentage points for the three months ended March 31, 2024. The loss narrowed compared to the prior-year period due in part to cost containment efforts, including targeted reorganizations in 2023, and a focus on discretionary expenses.

Morningstar Wealth depreciation expense was $4.7 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

	Three months ended March 31,
(in millions)	2024	2023	Change
Total revenue	$60.3	$46.8	28.8%
Adjusted operating income (loss)	$12.3	$(4.0)	NMF
Adjusted operating margin	20.4%	(8.5)%	28.9 pp

Morningstar Credit total revenue increased $13.5 million, or 28.8%, for the three months ended March 31, 2024. Revenue grew 27.9% on an organic basis, as revenue increased across the U.S., Canada, and Europe. Ratings-related revenue increased across asset classes, compared to a relatively soft prior-year period, with particular strength in U.S. commercial and residential mortgage-backed securities. Increased revenue from financial institution ratings also contributed to growth, as did higher corporate ratings revenue, especially in Europe.

Morningstar Credit adjusted operating income increased $16.3 million and adjusted operating margin increased 28.9 percentage points for three months ended March 31, 2024.

Morningstar Credit depreciation expense was $1.9 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

	Three months ended March 31,
(in millions)	2024	2023	Change
Total revenue	$28.4	$25.2	12.7%
Adjusted operating income	$14.2	$11.2	26.8%
Adjusted operating margin	50.0%	44.4%	5.6 pp

Morningstar Retirement asset-based revenue represented 98.2% of total segment revenue in 2024 and is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of March 31,
(in billions)	2024	2023	Change
Managed Accounts	$136.1	$111.7	21.8%
Fiduciary Services	57.8	50.6	14.2%
Custom Models/CIT	42.0	34.9	20.3%
Morningstar Retirement (total)	$235.9	$197.2	19.6%

Morningstar Retirement total revenue increased $3.2 million, or 12.7% on a reported and organic basis. AUMA, calculated using the most recently available average quarterly or monthly data, increased 19.6% to $235.9 billion compared with the prior-year period, primarily driven by strong market performance. Net inflows to Managed Accounts over the trailing 12 months also contributed to higher AUMA, supported by participant growth and flows to Advisor Managed Accounts.

Morningstar Retirement adjusted operating income increased $3.0 million, or 26.8%, and adjusted operating margin increased 5.6 percentage points for the three months ended March 31, 2024.

Morningstar Retirement depreciation expense was $2.8 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.

Corporate and All Other

Corporate and All Other increased $8.9 million, or 21.2% on a reported basis, driven by growth in Morningstar Indexes and Morningstar Sustainalytics.

Morningstar Indexes contributed $5.4 million to Corporate and All Other revenue growth with revenue increasing 37.0%, or 37.1%, on an organic basis. The increase in revenue was driven primarily by higher investable product revenue as market performance and net inflows over the trailing 12 months increased asset value linked to Morningstar Indexes by 13.3% to $190.2 billion. Morningstar Indexes licensed data sales also increased.

Morningstar Sustainalytics contributed $3.5 million to Corporate and All Other revenue growth with revenue increasing 12.8%, or 12.2% on an organic basis. License-based revenue for Morningstar Sustainalytics increased 9.0%, or 8.2% on an organic basis, primarily driven by regulatory use cases in Europe. Transaction-based revenue increased 83.4% or 84.8% on an organic basis, due to increased issuance of sustainable bonds.

Corporate and All Other adjusted operating income increased $10.8 million for the three months ended March 31, 2024.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-operating expense, net

	Three months ended March 31,
(in millions)	2024	2023
Interest income	$2.5	$1.2
Interest expense	(14.0)	(14.5)
Realized gain on sale of investments, reclassified from other comprehensive income	2.6	0.2
Expense from equity method transaction, net	—	(11.8)
Other income, net	3.3	2.5
Non-operating expense, net	$(5.6)	$(22.4)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2.32% senior notes due October 26, 2030 (2030 Notes).

Expense from equity method transaction, net for the first quarter of 2023 primarily reflects the impact of the Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd.). Refer to Note 9 of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information on the Termination Agreement and the Tender Offer Agreement.

Other income, net includes foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in investments of unconsolidated entities

	Three months ended March 31,
(in millions)	2024	2023
Equity in investments of unconsolidated entities	$(1.5)	$(1.3)

Equity in investments of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.

Effective tax rate and income tax expense

	Three months ended March 31,
(in millions)	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$87.0	$2.1
Equity in investments of unconsolidated entities	(1.5)	(1.3)
Income before income taxes	$85.5	$0.8
Income tax expense	$21.3	$8.4
Effective tax rate	24.9%	NMF

Our effective tax rate in the first quarter of 2024 was 24.9%. Our prior-year period effective tax rate was not meaningful due to the low level of pretax income in the prior-year period.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents, and investments of $409.1 million, compared with $389.0 million as of December 31, 2023, an increase of $20.1 million.

Cash provided by operating activities is our main source of cash. In the first three months of 2024, cash provided by operating activities was $93.6 million compared to $23.4 million in the prior-year period. Free cash flow was $59.5 million compared to negative $6.1 million in the prior-year period. Operating cash flow and free cash flow were driven by higher cash earnings in the first quarter of 2024. This was slightly offset by negative changes in working capital mainly resulting from the higher bonus payment in the first quarter of 2024 relative to the prior-year period. We made annual bonus payments of $123.9 million during the first quarter of 2024 compared with $98.3 million in the first quarter of 2023.

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

Approximately 76% of our cash, cash equivalents, and investments balance as of March 31, 2024 and December 31, 2023, was held by our operations outside the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of March 31, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $600.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

The interest rate applicable to any loan under the Amended 2022 Credit Agreement is, at the company's option, either: (i) the applicable Secured Overnight Financing Rate plus an applicable margin for such loans, which ranges between 1.00% and 1.48%, based on the company's consolidated leverage ratio or (ii) the lender's base rate plus the applicable margin for such loans, which ranges between 0.00% and 0.38%, based on the company's consolidated leverage ratio.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of March 31, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.6 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2024, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.6x.

Dividend

In March 2024, our board of directors approved a regular quarterly dividend of $0.405 per share, or $17.3 million, payable on April 30, 2024 to shareholders of record as of April 5, 2024. We paid $17.3 million in dividends in the first quarter of 2024.

Share Repurchase Program

In December 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. No shares were purchased during the program for the three months ended March 31, 2024. As of March 31, 2024 we have $498.6 million available for future repurchases under the current share repurchase program.

Other

We expect to continue making capital expenditures in 2024, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures.

	Three months ended March 31,
(in millions)	2024	2023	Change
Cash provided by operating activities	$93.6	$23.4	300.0%
Capital expenditures	(34.1)	(29.5)	15.6%
Free cash flow	$59.5	$(6.1)	NMF

We generated free cash flow of $59.5 million in the first quarter of 2024 compared with negative $6.1 million in the first quarter of 2023. The change reflects a $70.2 million increase in cash provided by operating activities, while capital expenditures increased compared to the prior-year quarter. The increase in cash flow from operations was primarily driven by higher cash earnings. Capital expenditures increased primarily due to investment in our product development efforts across our key product areas.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended March 31, 2024 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2024, our cash, cash equivalents, and investments balance was $409.1 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $6.0 million impact on our interest expense based on our outstanding principal balance and SOFR rates at March 31, 2024.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2024:

	Three months ended March 31, 2024
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of March 31, 2024	0.6523	1.2630	0.7386	1.0795	n/a

Percentage of revenue	2.7%	7.2%	6.0%	6.6%	5.5%
Percentage of operating income (loss)	6.1%	(10.0)%	1.7%	9.1%	(15.3)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.4)	$(3.9)	$(3.2)	$(3.6)	$(2.9)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.6)	$0.9	$(0.2)	$(0.8)	$1.4

The table below shows our net investment exposure to foreign currencies as of March 31, 2024:

	As of March 31, 2024
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$61.5	$273.0	$238.6	$234.8	$177.1
Less: liabilities	(31.5)	(77.7)	(131.0)	(155.7)	38.5
Net currency position	$30.0	$195.3	$107.6	$79.1	$215.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.0)	$(19.5)	$(10.8)	$(7.9)	$(21.6)

Item 4.Controls and Procedures

(a)Evaluation and Disclosure Controls and Procedures

Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably assure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

As previously disclosed in the company’s Annual Report, the company’s chief executive officer and chief financial officer concluded that the company’s internal control over financial reporting was not effective due solely to a material weakness in internal control over financial reporting related to the aggregation of reporting segments.

The company has implemented changes in our internal controls to address the material weakness, which include an enhanced risk assessment process to better identify factors that could impact its financial reporting, included related disclosures, as well as enhanced and more timely process-level controls related to the company's segment reporting. As a result, management has concluded that, as of March 31, 2024, the material weakness has been remediated.

Other than as discussed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended March 31, 2024. Refer to Note 14 of the Notes to our Unaudited Condensed Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
January 1, 2024 - January 31, 2024	—	$—	—	$498,550,338
February 1, 2024 to February 29, 2024	—	—	—	$498,550,338
March 1, 2024 - March 31, 2024	—	—	—	$498,550,338
Total	—	$—	—
_______________________________________
(a) Repurchases will only be effected pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2024, none of the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities except as noted below:

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
William Lyons Director	3/5/2024 (2)	11/30/2024	Sale of up to 4,500 shares of common stock
Jason Dubinsky Chief Financial Officer	3/15/2024 (2)	12/31/2024	Sale of up to 3,400 shares of common stock
________________________________________
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) Intended to satisfy the affirmative defense of Rule 10b5-1(c).

Other 10b5-1 Plan Information

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and officers (as defined in Section 16 of the Exchange Act) that were in effect as of April 12, 2024:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through April 12, 2024	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	2/28/2023	4/30/2024	05/29/2023 to 04/30/2024	700,000	Shares to be sold under the plan if the stock reaches specified prices	700,000	15,804,659
Joe Mansueto Executive Chairman	11/17/2023	4/30/2025	05/01/2024 to 04/30/2025	500,000	Shares to be sold under the plan if the stock reaches specified prices	—	15,304,659
Steven Kaplan Director	8/3/2023	11/11/2024	03/11/2024 to 11/11/2024	5,000	Shares to be sold under the plan at market price	1,250	39,871
Jason Dubinsky Chief Financial Officer	3/15/2024	12/31/2024	06/18/2024 to 12/31/2024	3,400	Shares to be sold under the plan if the stock reaches specified prices	—	17,303
William Lyons Director	3/5/2024	11/30/2024	06/04/2024 to 11/30/2024	4,500	Shares to be sold under the plan if the stock reaches specified prices	—	11,395
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on April 12, 2024 and includes shares of our common stock subject to options that were then exercisable or that will have become exercisable by June 11, 2024 and RSUs that will vest by June 11, 2024. The estimates do not reflect any changes to beneficial ownership that may have occurred since April 12, 2024. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 6.Exhibits

Exhibit No	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209.

3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on April 26, 2024 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) Unaudited Condensed Consolidated Balance Sheets, (v) Unaudited Condensed Consolidated Statement of Equity, (vi) Unaudited Condensed Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Condensed Consolidated Financial Statements

104†	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

MORNINGSTAR, INC.

Date: April 26, 2024	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer (principal financial officer)