Form 10-Q
period 2024-06-30
Morningstar, Inc.
filed 2024-07-26
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2024, there were 42,838,731 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements
Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023

Revenue	$571.9	$504.7	$1,114.7	$984.4

Operating expense:
Cost of revenue	222.7	216.4	440.8	435.2
Sales and marketing	111.3	109.5	215.9	217.1
General and administrative	80.3	90.1	160.6	174.1
Depreciation and amortization	49.1	47.0	96.3	91.8
Total operating expense	463.4	463.0	913.6	918.2

Operating income	108.5	41.7	201.1	66.2

Non-operating expense, net:
Interest expense, net	(10.3)	(14.1)	(21.8)	(27.4)
Realized gain on sale of investments, reclassified from other comprehensive income	0.2	0.3	2.8	0.5
Expense from equity method transaction, net	—	—	—	(11.8)
Other income (expense), net	(8.9)	3.8	(5.6)	6.3
Non-operating expense, net	(19.0)	(10.0)	(24.6)	(32.4)

Income before income taxes and equity in investments of unconsolidated entities	89.5	31.7	176.5	33.8

Equity in investments of unconsolidated entities	(1.2)	(1.8)	(2.7)	(3.1)

Income tax expense (benefit)	19.2	(6.2)	40.5	2.2

Consolidated net income	$69.1	$36.1	$133.3	$28.5

Net income per share:
Basic	$1.61	$0.85	$3.11	$0.67
Diluted	$1.60	$0.84	$3.09	$0.67

Dividends per common share:
Dividends declared per common share	$0.41	$0.38	$0.81	$0.75
Dividends paid per common share	$0.41	$0.38	$0.81	$0.75

Weighted average shares outstanding:
Basic	42.8	42.6	42.8	42.6
Diluted	43.1	42.8	43.1	42.8

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Consolidated net income	$69.1	$36.1	$133.3	$28.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.4)	7.9	(12.0)	15.0
Unrealized gains on securities:
Unrealized holding gains arising during period	0.2	0.1	2.1	0.2
Reclassification of realized gains on investments included in net income	(0.2)	(0.1)	(2.1)	(0.3)
Other comprehensive income (loss), net	(1.4)	7.9	(12.0)	14.9

Comprehensive income	$67.7	$44.0	$121.3	$43.4

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of June 30, 2024 (unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$391.2	$337.9
Investments	48.0	51.1
Accounts receivable, less allowance for credit losses of $7.5 million and $5.6 million, respectively	336.4	343.9
Income tax receivable, net	—	0.6
Deferred commissions	40.5	41.9
Prepaid expenses	45.3	34.9
Other current assets	14.4	5.4
Total current assets	875.8	815.7
Goodwill	1,569.5	1,578.8
Intangible assets, net	443.1	484.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $758.7 million and $714.0 million, respectively	210.3	207.7
Operating lease assets	148.1	163.9
Investments in unconsolidated entities	97.3	100.2
Deferred tax assets, net	24.2	14.6
Deferred commissions	27.8	29.3
Other assets	7.4	8.8
Total assets	$3,403.5	$3,403.4

Liabilities and equity
Current liabilities:
Deferred revenue	$548.2	$517.7
Accrued compensation	166.2	214.4
Accounts payable and accrued liabilities	77.1	78.4
Current portion of long-term debt	—	32.1
Operating lease liabilities	32.0	36.4
Other current liabilities	13.9	1.8
Total current liabilities	837.4	880.8
Operating lease liabilities	136.6	151.4
Accrued compensation	23.4	23.7
Deferred tax liabilities, net	30.4	35.6
Long-term debt	899.6	940.3
Deferred revenue	23.8	26.3
Other long-term liabilities	18.6	17.5
Total liabilities	$1,969.8	$2,075.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,838,572 and 42,728,182 shares were outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—

Treasury stock at cost, 11,982,156 and 11,987,495 shares as of June 30, 2024 and December 31, 2023, respectively	(983.9)	(985.5)
Additional paid-in capital	806.7	789.0
Retained earnings	1,709.4	1,610.8
Accumulated other comprehensive loss:
Currency translation adjustment	(98.4)	(86.4)
Unrealized loss on available-for-sale investments	(0.1)	(0.1)
Total accumulated other comprehensive loss	(98.5)	(86.5)
Total equity	1,433.7	1,327.8
Total liabilities and equity	$3,403.5	$3,403.4

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three and six months ended June 30, 2024 and 2023

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2023	42,728,182	$—	$(985.5)	$789.0	$1,610.8	$(86.5)	$1,327.8
Net income		—	—	—	64.2	—	64.2
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	1.9	1.9
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(1.9)	(1.9)
Foreign currency translation adjustment, net		—	—	—	—	(10.6)	(10.6)
Other comprehensive loss, net		—	—	—	—	(10.6)	(10.6)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	17,388	—	—	(3.2)	—	—	(3.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	10.8	—	—	10.8
Stock-based compensation		—	—	11.4	—	—	11.4
Dividends declared ($0.41 per share)		—	—	—	(17.3)	—	(17.3)
Balance as of March 31, 2024	42,745,570	$—	$(985.5)	$808.0	$1,657.7	$(97.1)	$1,383.1

Net income		—	—	—	69.1	—	69.1
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.2	0.2
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	(1.4)	(1.4)
Other comprehensive loss, net		—	—	—	—	(1.4)	(1.4)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	93,002	—	1.6	(15.9)	—	—	(14.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.4	—	—	0.4
Stock-based compensation		—	—	14.2	—	—	14.2
Dividends declared ($0.41 per share)		—	—	—	(17.4)	—	(17.4)
Balance as of June 30, 2024	42,838,572	$—	$(983.9)	$806.7	$1,709.4	$(98.5)	$1,433.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity

Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income, net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7

Net income		—	—	—	36.1	—	36.1
Other comprehensive income (loss):	`
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	7.9	7.9
Other comprehensive income, net		—	—	—	—	7.9	7.9
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	111,102	—	1.3	(11.7)	—	—	(10.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	14.8	—	—	14.8
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of June 30, 2023	42,653,561	$—	$(986.8)	$775.0	$1,531.5	$(84.1)	$1,235.6

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
(in millions)	2024	2023
Operating activities
Consolidated net income	$133.3	$28.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	96.3	91.8
Deferred income taxes	(13.9)	(6.8)
Stock-based compensation expense	25.6	27.0
Provision for bad debt	4.5	2.5
Equity in investments of unconsolidated entities	2.7	3.1
Gain on equity method transaction	—	(49.6)
Other, net	1.5	(6.6)
Changes in operating assets and liabilities:
Accounts receivable	0.1	(14.9)
Accounts payable and accrued liabilities	1.0	(9.0)
Accrued compensation and deferred commissions	(31.6)	(34.2)
Income taxes, current	10.4	(24.2)
Deferred revenue	32.6	44.7
Other assets and liabilities	(16.2)	(4.4)
Cash provided by operating activities	246.3	47.9

Investing activities
Purchases of investment securities	(9.6)	(5.2)
Proceeds from maturities and sales of investment securities	19.7	11.9
Capital expenditures	(66.0)	(59.8)
Proceeds from sale of equity method investments, net	—	26.2
Purchases of investments in unconsolidated entities	(3.6)	(0.9)
Cash used for investing activities	(59.5)	(27.8)

Financing activities
Common shares repurchased	—	(1.4)
Dividends paid	(34.6)	(31.9)
Proceeds from revolving credit facility	90.0	230.0
Repayment of revolving credit facility	(105.0)	(170.0)
Repayment of term facility	(58.1)	(16.3)
Employee taxes withheld for stock awards	(17.5)	(19.9)
Payment of acquisition-related earn-outs	—	(45.5)
Other, net	0.1	0.1
Cash used for financing activities	(125.1)	(54.9)

Effect of exchange rate changes on cash and cash equivalents	(8.4)	1.5
Net increase (decrease) in cash and cash equivalents	53.3	(33.3)
Cash and cash equivalents—beginning of period	337.9	376.6
Cash and cash equivalents—end of period	$391.2	$343.3

Supplemental disclosure of cash flow information
Cash paid for income taxes	$44.1	$33.1
Cash paid for interest	$25.2	$28.2

See notes to unaudited consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (our Annual Report).

The acronyms that appear in the Notes to our Unaudited Consolidated Financial Statements refer to the following:

ASC: Accounting Standards Codification
ASU: Accounting Standards Update
FASB: Financial Accounting Standards Board

2. Summary of Significant Accounting Policies

Our significant accounting policies are included in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report.

Divestitures: We may sell certain portions of our business from time to time for various reasons. In accordance with FASB ASC 360, Property, Plant, and Equipment (FASB ASC 360), we classify a disposal group to be sold as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell the disposal group; the disposal group is available for immediate sale; the sale and transfer of the disposal group is expected within one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell and the assets are not depreciated or amortized.

If the disposal group meets the definition of a business, the goodwill within the reporting unit is allocated to the disposal group based on its relative fair value. When the disposal group is a component of a reporting unit, the remaining unallocated goodwill is assessed to determine if any triggering events have occurred in accordance with FASB ASC 350, Intangibles – Goodwill and Other (FASB ASC 350). We assess the fair value of a disposal group, less any costs to sell, each reporting period the disposal group remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

We recognize a gain or loss on divestiture activity when we transfer control of the disposal group and when it is probable that we will collect substantially all of the related consideration.

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment reporting: In November 2023, the FASB issued ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280) (ASU No. 2023-07), which requires improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The new standard is effective for our fiscal year beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Entities should apply the new guidance retrospectively to all prior periods presented in the financial statements. We will adopt ASU No. 2023-07 and are evaluating the effect of adoption on our consolidated financial statements and related disclosures.

Income Taxes: In December 2023, the FASB issued ASU No 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. This new standard is effective for our fiscal year beginning on January 1, 2025. Entities should apply the guidance prospectively. We are evaluating the effect that ASU No. 2023-09 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

Debt

The following table summarizes our debt as of June 30, 2024 and December 31, 2023:

(in millions)	As of June 30, 2024	As of December 31, 2023
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.5 million and $0.5 million, respectively	$550.8	$608.9
Amended 2022 Revolving Credit Facility	—	15.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.2 million and $1.5 million, respectively	348.8	348.5
Total debt	$899.6	$972.4

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and, most recently in June 2024, to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of June 30, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $550.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of June 30, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2024.

4. Acquisitions, Goodwill, and Other Intangible Assets

2024 Acquisitions

We did not make any acquisitions during in the first six months of 2024.

Goodwill

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from December 31, 2023 to June 30, 2024:

(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2023	$605.5	$607.4	$94.2	$108.6	$93.5	$1,509.2	$69.6	$1,578.8
Foreign currency translation and other	(7.2)	—	(0.4)	(1.5)	—	(9.1)	(0.2)	(9.3)
Balance as of June 30, 2024	$598.3	$607.4	$93.8	$107.1	$93.5	$1,500.1	$69.4	$1,569.5

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

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The company did not record any goodwill impairment in the first six months of 2024. Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of June 30, 2024				As of December 31, 2023
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$581.5	$(268.1)	$313.4	14	$601.7	$(263.8)	$337.9	14
Technology-based assets	304.9	(199.0)	105.9	8	315.3	(197.0)	118.3	8
Intellectual property & other	90.8	(67.0)	23.8	8	93.2	(65.0)	28.2	8
Total intangible assets	$977.2	$(534.1)	$443.1	12	$1,010.2	$(525.8)	$484.4	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Amortization expense	$17.5	$17.7	$35.2	$35.2

We amortize intangible assets using the straight-line method over their estimated useful lives.

As of June 30, 2024, we expect intangible amortization expense for the remainder of 2024 and subsequent years to be as follows:

(in millions)
Remainder of 2024 (July 1 through December 31)	$29.1
2025	55.9
2026	52.1
2027	45.5
2028	41.6
Thereafter	218.9
Total	$443.1

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic net income per share:
Consolidated net income	$69.1	$36.1	$133.3	$28.5

Weighted average common shares outstanding	42.8	42.6	42.8	42.6

Basic net income per share	$1.61	$0.85	$3.11	$0.67

Diluted net income per share:
Consolidated net income	$69.1	$36.1	$133.3	$28.5

Weighted average common shares outstanding	42.8	42.6	42.8	42.6
Net effect of dilutive stock awards	0.3	0.2	0.3	0.2
Weighted average common shares outstanding for computing diluted income per share	43.1	42.8	43.1	42.8

Diluted net income per share	$1.60	$0.84	$3.09	$0.67

During the periods presented, we have restricted stock units (RSUs), performance share awards, and market stock units (MSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Revenue by Type: (1)
License-based	$401.7	$376.0	$801.9	$740.0
Asset-based	84.7	67.3	161.7	132.6
Transaction-based	85.5	61.4	151.1	111.8
Consolidated revenue	$571.9	$504.7	$1,114.7	$984.4
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

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of June 30, 2024 had a net increase of $28.0 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $375.1 million of revenue in the six months ended June 30, 2024 that was included in the contract liabilities balance as of December 31, 2023.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2024 and subsequent years as follows:

(in millions)	As of June 30, 2024
Remainder of 2024 (July 1 through December 31)	$653.0
2025	520.2
2026	153.7
2027	26.0
2028	8.4
Thereafter	23.0
Total	$1,384.3

The aggregate amount of revenue we expect to recognize for the remainder of 2024 and subsequent years is higher than our contract liability balance of $572.0 million as of June 30, 2024. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of June 30, 2024. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of June 30, 2024, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from June 30, 2024. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of June 30, 2024	As of December 31, 2023
Accounts receivable, less allowance for credit losses	$336.4	$343.9
Deferred commissions	68.3	71.2
Total contract assets	$404.7	$415.1

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

The CODM allocates resources and assesses performance of segments based on segment revenue as well as Adjusted Operating Income. Segment Adjusted Operating Income excludes intangible amortization, M&A-related expenses (related to merger, acquisition, and divestiture activity including severance and earn-outs), and items related to the significant reduction and shift of the company's operations in China, such as severance and personnel expenses, transformation costs, and asset impairment costs. The CODM does not consider these items for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although the amounts are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. Expenses presented as part of the company's segments include both direct costs and allocations of shared costs. Shared costs include technology, investment research, sales, facilities, and marketing. These allocations are based on estimated utilization of shared resources and other factors. Adjusted Operating Income is the reported measure that the company believes is most consistent with those used in measuring the corresponding amount in the consolidated financial statements.

The CODM does not review any information regarding total assets on a segment basis. Operating segments do not record intersegment revenues; therefore, there is none to be reported.

The following tables present information about the company’s reportable segments for the three and six months ended June 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Revenue:
Morningstar Data and Analytics	$196.9	$186.0	$393.6	$365.8
PitchBook	151.7	136.8	299.3	267.9
Morningstar Wealth	62.6	55.8	121.6	110.7
Morningstar Credit	77.6	54.2	137.9	101.0
Morningstar Retirement	33.3	27.4	61.7	52.6
Total Reportable Segments	$522.1	$460.2	$1,014.1	$898.0
Corporate and All Other (1)	49.8	44.5	100.6	86.4
Total Revenue	$571.9	$504.7	$1,114.7	$984.4

Adjusted Operating Income (Loss):
Morningstar Data and Analytics	$87.3	$80.1	$178.5	$161.0
PitchBook	47.3	37.2	87.3	67.6
Morningstar Wealth	(2.2)	(12.3)	(7.8)	(26.9)
Morningstar Credit	27.9	5.0	40.2	1.0
Morningstar Retirement	17.3	13.4	31.5	24.6
Total Reportable Segments	$177.6	$123.4	$329.7	$227.3

Less reconciling items to Operating Income:
Corporate and All Other (2)	$(46.6)	$(53.7)	$(87.9)	$(105.8)
Intangible amortization expense (3)	(17.5)	(17.7)	(35.2)	(35.2)
M&A-related expenses (4)	(5.0)	(3.0)	(5.5)	(7.2)
Severance and personnel expenses (5)	—	(2.9)	—	(4.1)
Transformation costs (5)	—	(2.2)	—	(6.4)
Asset impairment costs (5)	—	(2.2)	—	(2.4)
Operating Income	108.5	41.7	201.1	66.2
Non-operating expense, net	(19.0)	(10.0)	(24.6)	(32.4)
Equity in investments of unconsolidated entities	(1.2)	(1.8)	(2.7)	(3.1)
Income before income taxes	$88.3	$29.9	$173.8	$30.7
____________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $29.2 million and $29.4 million for the three months ended June 30, 2024 and 2023, respectively, and $60.0 million and $56.8 million for the six months ended June 30, 2024 and 2023, respectively. Revenue from Morningstar Indexes was $20.6 million and $15.1 million for the three months ended June 30, 2024 and 2023, respectively, and $40.6 million and $29.6 million for the six months ended June 30, 2024 and 2023, respectively.

(2) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. During the second quarter of 2024 and 2023, unallocated corporate expenses were $46.1 million and $38.9 million, respectively. During first six months of 2024 and 2023, unallocated corporate expenses were $87.0 million and $75.0 million, respectively. Unallocated corporate expenses include finance, human resources, legal, marketing, and other management-related costs that are not considered when segment performance is evaluated.

(3) Excludes finance lease amortization expense of $0.1 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

(4) Reflects non-recurring expenses related to merger, acquisition, and divestiture activity including pre-deal due diligence, transaction costs, severance, and post-close integration costs.

(5) Reflects costs associated with the significant reduction of the company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

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

The following tables present segment revenue disaggregated by revenue type:

	Three months ended June 30, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$195.7	$150.1	$19.9	$3.7	$0.5	$369.9	$31.8	$401.7
Asset-based	—	—	35.8	—	32.8	68.6	16.1	84.7
Transaction-based	1.2	1.6	6.9	73.9	—	83.6	1.9	85.5
Total	$196.9	$151.7	$62.6	$77.6	$33.3	$522.1	$49.8	$571.9

	Six months ended June 30, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$392.4	$295.7	$40.4	$7.9	$1.0	$737.4	$64.5	$801.9
Asset-based	—	—	69.4	—	60.7	130.1	31.6	161.7
Transaction-based	1.2	3.6	11.8	130.0	—	146.6	4.5	151.1
Total	$393.6	$299.3	$121.6	$137.9	$61.7	$1,014.1	$100.6	$1,114.7

	Three months ended June 30, 2023
	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$184.6	$136.8	$20.0	$2.9	$0.5	$344.8	$31.2	$376.0
Asset-based	—	—	29.4	—	26.7	56.1	11.2	67.3
Transaction-based	1.4	—	6.4	51.3	0.2	59.3	2.1	61.4
Total	$186.0	$136.8	$55.8	$54.2	$27.4	$460.2	$44.5	$504.7

	Six months ended June 30, 2023
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (7)	Total
Revenue by Type: (8)
License-based	$364.4	$267.9	$40.4	$5.7	$0.9	$679.3	$60.7	$740.0
Asset-based	—	—	59.0	—	51.5	110.5	22.1	132.6
Transaction-based	1.4	—	11.3	95.3	0.2	108.2	3.6	111.8
Total	$365.8	$267.9	$110.7	$101.0	$52.6	$898.0	$86.4	$984.4
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

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets by geographical area:

Revenue by geographical area	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
United States	$410.3	$365.5	$801.2	$712.8

Asia	13.0	11.6	25.7	23.7
Australia	15.7	14.6	30.7	29.0
Canada	37.8	30.1	70.4	57.4
Continental Europe	50.1	45.6	99.8	88.7
United Kingdom	42.0	34.7	80.9	67.8
Other	3.0	2.6	6.0	5.0
Total International	161.6	139.2	313.5	271.6

Consolidated revenue	$571.9	$504.7	$1,114.7	$984.4

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of June 30, 2024	As of December 31, 2023
United States	$185.6	$178.5

Asia	8.7	9.9
Australia	1.6	1.9
Canada	2.1	3.6
Continental Europe	5.5	6.5
United Kingdom	6.6	7.2
Other	0.2	0.1
Total International	24.7	29.2

Consolidated property, equipment, and capitalized software, net	$210.3	$207.7

Operating lease assets by geographical area
(in millions)	As of June 30, 2024	As of December 31, 2023
United States	$92.4	$100.7

Asia	13.1	16.5
Australia	2.8	3.2
Canada	8.1	8.2
Continental Europe	16.8	18.1
United Kingdom	14.7	16.9
Other	0.2	0.3
Total International	55.7	63.2

Consolidated operating lease assets	$148.1	$163.9

8. Fair Value Measurements

As of June 30, 2024 and December 31, 2023, our investment balances totaled $48.0 million and $51.1 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2024, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We recognize unrealized holding gains or losses within "Other income (expense), net" on our Consolidated Statements of Income.

9. Investments in Unconsolidated Entities

As of June 30, 2024 and December 31, 2023, our investment in unconsolidated entities balance totaled $97.3 million and $100.2 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of other investments in unconsolidated entities without a readily determinable fair value was $51.5 million and $49.9 million as of June 30, 2024 and December 31, 2023, respectively. We did not record any material adjustments or impairment losses in the first six months of 2024 or 2023.

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

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. The expense related to the Termination Agreement is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the six months ended June 30, 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the six months ended June 30, 2023.

Immediately following the tender offer, the company's ownership percentage in Wealth Advisors decreased to 13.2% from 22.1%, and as a result, we no longer account for our investment in Wealth Advisors as an equity method investment. Each reporting period, we remeasure our remaining investment in Wealth Advisors, an equity security with a readily determinable value, at fair value and recognize unrealized holding gains or losses within "Other income (expense), net" on our Consolidated Statements of Income. During the first quarter of 2023, we recognized an unrealized holding gain of $31.2 million, which is recorded within "Expense from equity method transaction, net" in our Consolidated Statement of Income for the six months ended June 30, 2023.

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

Our operating lease expense for the three months ended June 30, 2024 was $10.4 million, compared with $13.4 million for the three months ended June 30, 2023. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $3.1 million for the three months ended June 30, 2024, compared with $4.9 million for the three months ended June 30, 2023. We made lease payments of $11.4 million during the three months ended June 30, 2024, compared with $11.6 million during the three months ended June 30, 2023.

Our operating lease expense for the six months ended June 30, 2024 was $20.8 million, compared with $25.1 million for the six months ended June 30, 2023. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $6.3 million for the six months ended June 30, 2024, compared with $9.0 million for the six months ended June 30, 2023. We made lease payments of $22.1 million during the six months ended June 30, 2024, compared with $22.9 million during the six months ended June 30, 2023.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2024 (July 1 through December 31)	$21.1
2025	36.5
2026	38.9
2027	31.3
2028	24.7
Thereafter	36.2
Total minimum lease commitments	188.7
Adjustment for discount to present value	20.1
Present value of lease liabilities	$168.6

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of June 30, 2024
Weighted-average remaining lease term (in years)	5.4

Weighted-average discount rate	4%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, RSUs, performance share awards, MSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$7.0	$7.2	$11.6	$12.2
Sales and marketing	2.6	2.5	4.5	4.1
General and administrative	4.6	5.1	9.5	10.7
Total stock-based compensation expense	$14.2	$14.8	$25.6	$27.0

As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding RSUs, performance share awards, and MSUs expected to vest was $86.6 million, which we expect to recognize over a weighted average period of 29 months.

12. Income Taxes

Effective Tax Rate

The following table shows our effective tax rate for the three months and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$89.5	$31.7	$176.5	$33.8
Equity in investments of unconsolidated entities	(1.2)	(1.8)	(2.7)	(3.1)
Income before income taxes	$88.3	$29.9	$173.8	$30.7
Income tax expense (benefit)	$19.2	$(6.2)	$40.5	$2.2
Effective tax rate	21.7%	(20.7)%	23.3%	7.2%

Our effective tax rate in the second quarter and first six months of 2024 was 21.7% and 23.3%, respectively. Our effective tax rate in prior periods was not meaningful due to the low level of pretax income in the prior-year periods.

In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two which became effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. Pillar Two did not have a material impact to our consolidated financial statements as of June 30, 2024. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of June 30, 2024 and December 31, 2023, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of June 30, 2024	As of December 31, 2023
Gross unrecognized tax benefits	$13.8	$13.0
Gross unrecognized tax benefits that would affect income tax expense	$13.8	$13.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$13.5	$12.8

Our Unaudited Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of June 30, 2024	As of December 31, 2023
Current liability	$7.6	$6.2
Non-current liability	8.1	8.3
Total liability for unrecognized tax benefits	$15.7	$14.5

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

Approximately 81% of our cash, cash equivalents, and investments balance as of June 30, 2024 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

For the three and six months ended June 30, 2024, we did not repurchase any shares under the share repurchase program. As of June 30, 2024, we have $498.6 million available for future repurchases under the current share repurchase program.

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
•failure to detect errors in our products or failure of our products to perform properly due to defects, malfunctions, or similar problems;
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
•inadequacy of our operational risk management, business continuity programs, and insurance coverage in the event of a material disruptive event;
•failing to close, or achieve the anticipated economic or other benefits of, a strategic transaction on a timely basis or at all;
•failing to efficiently integrate and leverage acquisitions and other investments, which may not realize the expected business or financial benefits, to produce the results we anticipate;
•failing to maintain growth across our businesses in today's fragmented geopolitical, regulatory, and cultural world;
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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2023 (our Annual Report) as supplemented by our recent Quarterly Reports on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

The company has seven operating segments which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 7 of the Notes to our Unaudited Financial Statements.

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

Three and Six Months Ended June 30, 2024 vs. Three and Six Months Ended June 30, 2023

Consolidated Results

	Three months ended June 30,				Six months ended June 30,
Key Metrics (in millions)	2024	2023	Change		2024	2023	Change
Consolidated revenue	$571.9	$504.7	13.3%		$1,114.7	$984.4	13.2%
Operating income	108.5	41.7	160.2%		201.1	66.2	203.8%
Operating margin	19.0%	8.3%	10.7	pp	18.0%	6.7%	11.3	pp

Cash provided by operating activities	$152.7	$24.5	NMF		$246.3	$47.9	414.2%
Capital expenditures	(31.9)	(30.3)	5.3%		(66.0)	(59.8)	10.4%
Free cash flow	$120.8	$(5.8)	NMF		$180.3	$(11.9)	NMF

Cash used for investing activities	$(32.8)	$(27.1)	21.0%		$(59.5)	$(27.8)	114.0%
Cash used for financing activities	$(81.6)	$(6.1)	NMF		$(125.1)	$(54.9)	127.9%
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
•consolidated operating income, excluding intangible amortization expense, all merger and acquisition related expenses (related to merger, acquisition, and divestiture activity including severance and earn-outs (M&A-related expenses)), and expenses related to the significant reduction and shift of the company's operations in China (adjusted operating income);
•consolidated operating margin, excluding intangible amortization expense, all M&A-related expenses, and expenses related to the significant reduction and shift of the company's operations in China (adjusted operating margin); and
•cash provided by or used for operating activities less capital expenditures (free cash flow).

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

Consolidated Revenue

Revenue by type (1)	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Morningstar Data and Analytics
License-based	$195.7	$184.6	6.0%	$392.4	$364.4	7.7%
Asset-based	—	—	—%	—	—	—%
Transaction-based	1.2	1.4	(14.3)%	1.2	1.4	(14.3)%
Morningstar Data and Analytics total	$196.9	$186.0	5.9%	$393.6	$365.8	7.6%

PitchBook
License-based	$150.1	$136.8	9.7%	$295.7	$267.9	10.4%
Asset-based	—	—	—%	—	—	—%
Transaction-based	1.6	—	NMF	3.6	—	NMF
PitchBook total	$151.7	$136.8	10.9%	$299.3	$267.9	11.7%

Morningstar Wealth
License-based	$19.9	$20.0	(0.5)%	$40.4	$40.4	—%
Asset-based	35.8	29.4	21.8%	69.4	59.0	17.6%
Transaction-based	6.9	6.4	7.8%	11.8	11.3	4.4%
Morningstar Wealth total	$62.6	$55.8	12.2%	$121.6	$110.7	9.8%

Morningstar Credit
License-based	$3.7	$2.9	27.6%	$7.9	$5.7	38.6%
Asset-based	—	—	—%	—	—	—%
Transaction-based	73.9	51.3	44.1%	130.0	95.3	36.4%
Morningstar Credit total	$77.6	$54.2	43.2%	$137.9	$101.0	36.5%

Morningstar Retirement
License-based	$0.5	$0.5	—%	$1.0	$0.9	11.1%
Asset-based	32.8	26.7	22.8%	60.7	51.5	17.9%
Transaction-based	—	0.2	NMF	—	0.2	NMF
Morningstar Retirement total	$33.3	$27.4	21.5%	$61.7	$52.6	17.3%

Corporate and All Other (2)
License-based	$31.8	$31.2	1.9%	$64.5	$60.7	6.3%
Asset-based	16.1	11.2	43.8%	31.6	22.1	43.0%
Transaction-based	1.9	2.1	(9.5)%	4.5	3.6	25.0%
Corporate and All Other total	$49.8	$44.5	11.9%	$100.6	$86.4	16.4%

License-based	$401.7	$376.0	6.8%	$801.9	$740.0	8.4%
Asset-based	84.7	67.3	25.9%	161.7	132.6	21.9%
Transaction-based	85.5	61.4	39.3%	151.1	111.8	35.2%
Consolidated revenue	$571.9	$504.7	13.3%	$1,114.7	$984.4	13.2%
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

In the second quarter of 2024, consolidated revenue increased 13.3% to $571.9 million. Foreign currency translations had a negative impact in the quarter, decreasing revenue by $1.4 million.

License-based revenue grew $25.7 million, or 6.8%, during the second quarter of 2024. On an organic basis, license-based revenue increased 7.5%. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased $17.4 million, or 25.9% on a reported and organic basis, in the second quarter of 2024. Reported and organic revenue growth was primarily driven by increases in Morningstar Wealth, Morningstar Retirement, and Morningstar Indexes.

Transaction-based revenue increased $24.1 million, or 39.3%, in the second quarter of 2024. On an organic basis, transaction-based revenue increased 37.2%, primarily driven by Morningstar Credit revenue.

In the first six months of 2024, consolidated revenue increased 13.2% to $1,114.7 million. Foreign currency translations had a negative impact in the first six months of 2024, decreasing revenue by $0.2 million.

License-based revenue grew $61.9 million, or 8.4%, during the first six months of 2024. On an organic basis, license-based revenue increased 8.7%. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased $29.1 million, or 21.9%, in the first six months of 2024. Organic revenue increased 22.1%, due to increases in Morningstar Wealth, Morningstar Indexes, and Morningstar Retirement.

Transaction-based revenue increased $39.3 million, or 35.2%, in the first six months of 2024. On an organic basis, transaction-based revenue increased 32.7% primarily driven by Morningstar Credit revenue.

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

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Consolidated revenue	$571.9	$504.7	13.3%	$1,114.7	$984.4	13.2%
Less: acquisitions	—	—	—%	—	—	—%
Less: accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	1.4	—	NMF	0.2	—	NMF
Organic revenue	$573.3	$504.7	13.6%	$1,114.9	$984.4	13.3%

Organic revenue increased 13.6% in the second quarter, driven by organic growth in Morningstar Credit, PitchBook, and Morningstar Data and Analytics. Organic revenue increased 13.3% during the first six months of 2024, driven by growth in Morningstar Credit, PitchBook, and Morningstar Data and Analytics. Foreign currency translations had a $1.4 million impact on revenue during the second quarter of 2024 and $0.2 million during the first six months of 2024.

Consolidated Revenue by Geographical Area

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
United States	$410.3	$365.5	12.3%	$801.2	$712.8	12.4%

Asia	13.0	11.6	12.1%	25.7	23.7	8.4%
Australia	15.7	14.6	7.5%	30.7	29.0	5.9%
Canada	37.8	30.1	25.6%	70.4	57.4	22.6%
Continental Europe	50.1	45.6	9.9%	99.8	88.7	12.5%
United Kingdom	42.0	34.7	21.0%	80.9	67.8	19.3%
Other	3.0	2.6	15.4%	6.0	5.0	20.0%
Total International	161.6	139.2	16.1%	313.5	271.6	15.4%

Consolidated revenue	$571.9	$504.7	13.3%	$1,114.7	$984.4	13.2%

International revenue comprised 28% of our consolidated revenue for the second quarter and first six months of 2024 and 2023. 57% and 58% of international revenue was generated in Continental Europe and the United Kingdom during the second quarter and first six months of 2024 and 2023, respectively.

Consolidated Operating Expense

	Three months ended June 30,				Six months ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Cost of revenue	$222.7	$216.4	2.9%		$440.8	$435.2	1.3%
% of consolidated revenue	38.9%	42.9%	(4.0)	pp	39.5%	44.2%	(4.7)	pp
Sales and marketing	111.3	109.5	1.6%		215.9	217.1	(0.6)%
% of consolidated revenue	19.5%	21.7%	(2.2)	pp	19.5%	22.1%	(2.6)	pp
General and administrative	80.3	90.1	(10.9)%		160.6	174.1	(7.8)%
% of consolidated revenue	14.0%	17.9%	(3.9)	pp	14.4%	17.7%	(3.3)	pp
Depreciation and amortization	49.1	47.0	4.5%		96.3	91.8	4.9%
% of consolidated revenue	8.6%	9.3%	(0.7)	pp	8.6%	9.3%	(0.7)	pp
Total operating expense	$463.4	$463.0	0.1%		$913.6	$918.2	(0.5)%
% of consolidated revenue	81.0%	91.7%	(10.7)	pp	82.0%	93.3%	(11.3)	pp

Consolidated operating expense was relatively flat in the second quarter of 2024 and decreased $4.6 million, or 0.5%, during the six months ended June 30, 2024. Excluding the impact of M&A-related expenses, amortization, and costs related to the transition of the company's China activities in the prior-year periods, operating expense increased 1.4% in the second quarter and 1.2% during the first six months of 2024. Foreign currency translations also had a favorable $1.7 million and $0.4 million impact on operating expense during the second quarter of 2024 and the first six months of 2024, respectively.

Increases in compensation expense, depreciation expense, and certain infrastructure-related costs were mostly offset by lower facilities-related expenses and professional fees during the second quarter of 2024.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $3.8 million in the second quarter of 2024. These higher costs primarily reflect an increase in bonus expense.

Depreciation expense increased $2.6 million in the second quarter of 2024, driven mainly by higher levels of capitalized software development over the past several years.

Higher SaaS-based software subscriptions of $1.8 million were also an operating expense driver during the second quarter of 2024 due to the company's investment in and renewal of various SaaS-based platforms across the business.

Professional fees declined $4.0 million during the second quarter of 2024 due to lower expenses for third-party resources supporting M&A integration-related activity. The company’s strategic focus on building internal capabilities and optimizing resource allocation also resulted in a reduction of professional fees.

Facilities-related expenses decreased $4.5 million during the second quarter of 2024 partially due to reduction of office space in certain geographies.

Declines in professional fees, facilities-related expenses, and commission expense were the biggest contributors to the decrease in consolidated operating expense during the first six months of 2024.

Professional fees and facilities-related expenses decreased $8.5 million and $6.9 million, respectively, in the first six months of 2024, due to the factors noted above. Commission expense also decreased $2.0 million during the first six months of 2024, primarily due to sales performance against targets in certain areas relative to the prior year.

These declines were partially offset by higher compensation expense of $7.5 million in the first six months of 2024. These higher costs primarily reflect an increase in bonus expense and company-sponsored benefits.

Higher depreciation expense and SaaS-based software subscriptions of $4.6 million and $4.2 million, respectively, also helped offset decreases in other expenses during the first six months of 2024, due to the factors noted above.

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 76% of our employees in this category.

Cost of revenue increased $6.3 million in the second quarter of 2024 and $5.6 million in the first six months of 2024. Higher compensation expense of $4.3 million and $4.2 million in the second quarter and first six months of 2024, respectively, were the primarily drivers of the increase due to the factors noted above.

Sales and Marketing

Sales and marketing expense increased $1.8 million in the second quarter of 2024. Advertising and marketing costs increased $1.5 million during the second quarter of 2024 due to higher marketing campaign and conference expense.

Sales and marketing expense decreased $1.2 million in the first six months of 2024. Compensation expense decreased $2.9 million primarily due to lower bonus expense. Sales commission expense also declined by $1.0 million, primarily due to sales performance against targets in certain areas relative to the prior year. These declines were offset by increases in advertising and marketing costs and professional fees during the first six months of 2024 due to the factors noted above.

General and Administrative

General and administrative expense decreased $9.8 million in the second quarter of 2024. A decline in professional fees of $5.0 million was the largest contributor to the decline during the quarter due to the factors noted above. Facilities-related expenses also declined $4.5 million during the second quarter of 2024 due to the factors noted above.

General and administrative expense decreased $13.5 million in the first six months of 2024. A decline in professional fees of $9.2 million was the largest contributor to the decline due to the factors noted above. Facilities-related expenses also declined $6.7 million during the first six months of 2024 due to the factors noted above. These decreases were partially offset by higher compensation expense primarily due to an increase in bonus expense and company-sponsored benefits.

Depreciation and Amortization

Depreciation expense increased $2.6 million in the second quarter of 2024 and $4.6 million in the first six months of 2024, driven mainly by higher levels of capitalized software development over the past several years.

Intangible amortization expense was relatively flat during the second quarter of 2024 and the first six months of 2024.

Consolidated Operating Income and Operating Margin

	Three months ended June 30,				Six months ended June 30,
(in millions)	2024	2023	Change		2024	2023	Change
Operating income	$108.5	$41.7	160.2%		$201.1	$66.2	203.8%
% of revenue	19.0%	8.3%	10.7	pp	18.0%	6.7%	11.3	pp

Consolidated operating income increased $66.8 million in the second quarter of 2024, reflecting an increase in revenue of $67.2 million and an increase in operating expense of $0.4 million. Operating margin was 19.0%, an increase of 10.7 percentage points compared with the second quarter of 2023.

Consolidated operating income increased $134.9 million in the first six months of 2024, reflecting an increase in revenue of $130.3 million and a decrease in operating expense of $4.6 million. Operating margin was 18.0%, an increase of 11.3 percentage points compared with the first six months of 2023.

Non-GAAP Financial Measures

We reported adjusted operating income of $131.0 million and $241.8 million in the second quarter of 2024 and first six months of 2024, respectively, which excludes intangible amortization expense, M&A-related expenses, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Operating income	$108.5	$41.7	160.2%	$201.1	$66.2	203.8%
Add: Intangible amortization expense (1)	17.5	17.7	(1.1)%	35.2	35.2	—%
Add: M&A-related expenses (2)	5.0	3.0	66.7%	5.5	7.2	(23.6)%
Add: Severance and personnel expenses (3)	—	2.9	NMF	—	4.1	NMF
Add: Transformation costs (3)	—	2.2	NMF	—	6.4	NMF
Add: Asset impairment costs (3)	—	2.2	NMF	—	2.4	NMF
Adjusted operating income	$131.0	$69.7	87.9%	$241.8	$121.5	99.0%

Morningstar Data and Analytics	$87.3	$80.1	9.0%	$178.5	$161.0	10.9%
PitchBook	47.3	37.2	27.2%	87.3	67.6	29.1%
Morningstar Wealth	(2.2)	(12.3)	(82.1)%	(7.8)	(26.9)	(71.0)%
Morningstar Credit	27.9	5.0	458.0%	40.2	1.0	NMF
Morningstar Retirement	17.3	13.4	29.1%	31.5	24.6	28.0%
Less: Corporate and All Other (4)	(46.6)	(53.7)	(13.2)%	(87.9)	(105.8)	(16.9)%
Adjusted operating income	$131.0	$69.7	87.9%	$241.8	$121.5	99.0%

We reported adjusted operating margin of 22.9% in the second quarter of 2024 and 21.7% first six months of 2024, which excludes intangible amortization expense, M&A-related expenses, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Operating margin	19.0%	8.3%	10.7 pp	18.0%	6.7%	11.3 pp
Add: Intangible amortization expense (1)	3.0%	3.5%	(0.5) pp	3.2%	3.6%	(0.4) pp
Add: M&A-related expenses (2)	0.9%	0.6%	0.3 pp	0.5%	0.7%	(0.2) pp
Add: Severance and personnel expenses (3)	—%	0.6%	(0.6) pp	—%	0.4%	(0.4) pp
Add: Transformation costs (3)	—%	0.4%	(0.4) pp	—%	0.7%	(0.7) pp
Add: Asset impairment costs (3)	—%	0.4%	(0.4) pp	—%	0.2%	(0.2) pp
Adjusted operating margin	22.9%	13.8%	9.1 pp	21.7%	12.3%	9.4 pp
____________________________________________________________________________________________
(1) Excludes finance lease amortization expense of $0.1 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

(2) Reflects non-recurring expenses related to merger, acquisition, and divestiture activity including pre-deal due diligence, transaction costs, severance, and post-close integration costs.

(3) Reflects costs associated with the significant reduction of the company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

Severance and personnel expenses include severance charges, incentive payments related to early signing of severance agreements, transition bonuses, and stock-based compensation related to the accelerated vesting of restricted stock unit and market stock unit awards. In addition, the reversal of accrued sabbatical liabilities is included in this category.

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

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. During the second quarter of 2024 and 2023, unallocated corporate expenses were $46.1 million and $38.9 million, respectively. During first six months of 2024 and 2023, unallocated corporate expenses were $87.0 million and $75.0 million, respectively. Unallocated corporate expenses include finance, human resources, legal, marketing, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Data and Analytics

The following table presents the results for Morningstar Data and Analytics:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$196.9	$186.0	5.9%	$393.6	$365.8	7.6%
Adjusted operating income	$87.3	$80.1	9.0%	$178.5	$161.0	10.9%
Adjusted operating margin	44.3%	43.1%	1.2 pp	45.4%	44.0%	1.4 pp

Morningstar Data and Analytics total revenue increased $10.9 million, or 5.9%, for the three months ended June 30, 2024. Revenue grew 6.2% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Data contributed $3.1 million to Morningstar Data and Analytics revenue growth, with revenue increasing 4.5% or 4.7% on an organic basis. Managed investment (mutual fund) data, especially in Europe, continued to be a key driver of higher revenue, partially offset by lower contributions to growth from Morningstar Essentials and equity and exchange market data.

Morningstar Direct contributed $5.5 million to Morningstar Data and Analytics revenue growth, with revenue increasing 11.0%, or 11.6%, on an organic basis, reflecting growth across all geographies. Direct licenses increased 0.7%.

Morningstar Data and Analytics adjusted operating income increased $7.2 million, or 9.0%, and adjusted operating margin increased 1.2 percentage points for the three months ended June 30, 2024.

Morningstar Data and Analytics total revenue increased $27.8 million, or 7.6%, for the six months ended June 30, 2024. Revenue grew 7.5% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Data and Analytics adjusted operating income increased $17.5 million, or 10.9%, and adjusted operating margin increased 1.4 percentage points for the six months ended June 30, 2024.

Morningstar Data and Analytics depreciation expense was $9.5 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively, and $17.7 million and $15.2 million for the six months ended June 30, 2024 and 2023, respectively.

PitchBook

The following table presents the results for PitchBook:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$151.7	$136.8	10.9%	$299.3	$267.9	11.7%
Adjusted operating income	$47.3	$37.2	27.2%	$87.3	$67.6	29.1%
Adjusted operating margin	31.2%	27.2%	4.0 pp	29.2%	25.2%	4.0 pp

PitchBook total revenue increased $14.9 million, or 10.9% on a reported and organic basis, for the three months ended June 30, 2024.

Revenue for the PitchBook platform, direct data, and Leveraged Commentary & Data (LCD) combined contributed $14.8 million to PitchBook revenue growth, with revenue increasing 11.0% on a reported and organic basis. Growth was primarily driven by the PitchBook platform with licensed users growing 16.6%, including the impact of legacy LCD clients who have moved to PitchBook licenses. PitchBook platform growth drivers were consistent with prior recent quarters and reflected strength in PitchBook's core investor and advisor client segments, including venture capital, private equity, and investment banks. This was partially offset by continued softness in the corporate client segment, especially with smaller firms with more limited use cases.

PitchBook adjusted operating income increased $10.1 million, or 27.2%, and adjusted operating margin increased 4.0 percentage points for the three months ended June 30, 2024. The increase in margin was partially driven by the forfeiture of stock in the now-terminated PitchBook management bonus plan, which was a compensation vehicle designed primarily to incentivize PitchBook's former CEO.

PitchBook total revenue increased $31.4 million, or 11.7% on a reported and organic basis, for the six months ended June 30, 2024. Revenue growth was primarily driven by the PitchBook platform.

PitchBook adjusted operating income increased $19.7 million, or 29.1%, and adjusted operating margin increased 4.0 percentage points for the six months ended June 30, 2024.

PitchBook depreciation expense was $8.3 million and $6.4 million for the three months ended June 30, 2024 and 2023, respectively, and $15.7 million and $12.7 million for the six months ended June 30, 2024 and 2023, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$62.6	$55.8	12.2%	$121.6	$110.7	9.8%
Adjusted operating loss	$(2.2)	$(12.3)	(82.1)%	$(7.8)	$(26.9)	(71.0)%
Adjusted operating margin	(3.5)%	(22.0)%	18.5 pp	(6.4)%	(24.3)%	17.9 pp

Morningstar Wealth asset-based revenue represented 57.1% of total segment revenue for the six months ended June 30, 2024. Revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for certain Investment Management products including Morningstar Managed Portfolios. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Wealth AUMA:

	As of June 30,
(in billions)	2024	2023	Change
Morningstar Managed Portfolios	$41.8	$35.1	19.1%
Institutional Asset Management	7.3	10.2	(28.4)%
Asset Allocation Services	10.0	7.8	28.2%
Investment Management (total)	$59.1	$53.1	11.3%

Morningstar Wealth total revenue increased $6.8 million, or 12.2%, for the three months ended June 30, 2024. Revenue grew 12.4% on an organic basis, primarily driven by growth in Investment Management.

Investment Management contributed $6.4 million to consolidated revenue growth, with revenue increasing 21.8% on a reported or 22.0% organic basis. Growth was primarily supported by higher revenue for strategist model portfolios offered on third-party platforms and revenue growth for the International Wealth Platform. Reported AUMA increased 11.3% to $59.1 billion compared with the prior-year period, supported by strong market performance which drove higher asset values. Positive net flows to Morningstar Managed Portfolios over the trailing 12 months primarily reflected strong net inflows outside the U.S.

Morningstar Wealth adjusted operating loss decreased $10.1 million, or 82.1%, and adjusted operating margin increased 18.5 percentage points for the three months ended June 30, 2024. In conjunction with the recent announcement of the expected sale of assets from the Morningstar Wealth Turnkey Asset Management Platform to AssetMark, the company recorded $3.3 million in severance expense in the quarter. These costs are excluded from Morningstar Wealth adjusted operating income and consolidated adjusted operating income.

Morningstar Wealth total revenue increased $10.9 million, or 9.8%, for the six months ended June 30, 2024. Revenue grew 10.1% on an organic basis, primarily driven by growth in Investment Management.

Morningstar Wealth adjusted operating loss decreased $19.1 million, or 71.0%, and adjusted operating margin increased 17.9 percentage points for the six months ended June 30, 2024.

Morningstar Wealth depreciation expense was $5.0 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively, and $9.7 million and $7.7 million for the six months ended June 30, 2024 and 2023, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$77.6	$54.2	43.2%	$137.9	$101.0	36.5%
Adjusted operating income	$27.9	$5.0	458.0%	$40.2	$1.0	NMF
Adjusted operating margin	36.0%	9.2%	26.8 pp	29.2%	1.0%	28.2 pp

Morningstar Credit total revenue increased $23.4 million, or 43.2%, for the three months ended June 30, 2024. Revenue grew 44.2% on an organic basis, as ratings-related revenue increased significantly across asset classes and geographies, compared to a relatively soft prior-year period, with particular strength in commercial mortgage-backed securities, asset-backed securities, and corporate ratings. Increases in residential mortgage-backed securities and financial institution ratings also contributed to growth.

Morningstar Credit adjusted operating income increased $22.9 million and adjusted operating margin increased 26.8 percentage points for the three months ended June 30, 2024.

Morningstar Credit total revenue increased $36.9 million, or 36.5%, for the six months ended June 30, 2024. Revenue grew 36.6% on an organic basis. Year-to-date growth, similar to the three months ended June 30, 2024, was supported by ratings-related revenue increasing across asset classes and geographies.

Morningstar Credit adjusted operating income increased $39.2 million and adjusted operating margin increased 28.2 percentage points for the six months ended June 30, 2024.

Morningstar Credit depreciation expense was $1.7 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$33.3	$27.4	21.5%	$61.7	$52.6	17.3%
Adjusted operating income	$17.3	$13.4	29.1%	$31.5	$24.6	28.0%
Adjusted operating margin	52.0%	48.9%	3.1 pp	51.1%	46.8%	4.3 pp

Morningstar Retirement asset-based revenue represented 98.4% of total segment revenue for the six months ended June 30, 2024 and is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of June 30,
(in billions)	2024	2023	Change
Managed Accounts	$149.9	$118.1	26.9%
Fiduciary Services	62.6	55.4	13.0%
Custom Models/CIT	44.7	36.9	21.1%
Morningstar Retirement (total)	$257.2	$210.4	22.2%

Morningstar Retirement total revenue increased $5.9 million, or 21.5% on a reported and organic basis for the three months ended June 30, 2024. AUMA, calculated using the most recently available average quarterly or monthly data, increased 22.2% to $257.2 billion compared with the prior-year period, reflecting market gains and significant positive net flows, supported by rapid growth in Advisor Managed Accounts.

Morningstar Retirement adjusted operating income increased $3.9 million, or 29.1%, and adjusted operating margin increased 3.1 percentage points for the three months ended June 30, 2024.

Morningstar Retirement total revenue increased $9.1 million, or 17.3% on a reported and organic basis for the six months ended June 30, 2024. Year-to-date growth, similar to the three months ended June 30, 2024, was supported by higher AUMA, reflecting market gains and net positive flows to Managed Accounts, including Advisor Managed Accounts.

Morningstar Retirement adjusted operating income increased $6.9 million, or 28.0%, and adjusted operating margin increased 4.3 percentage points for the six months ended June 30, 2024.

Morningstar Retirement depreciation expense was $2.6 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and $5.4 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

Corporate and All Other

Corporate and All Other revenue increased $5.3 million, or 11.9% on a reported basis, and $14.2 million, or 16.4% on a reported basis for the three and six months ended June 30, 2024, respectively.

Morningstar Indexes contributed $5.6 million to Corporate and All Other revenue growth with revenue increasing 37.3%, or 37.8%, on an organic basis for the three months ended June 30, 2024. The increase in revenue was driven primarily by higher investable product revenue as market performance and net inflows over the trailing 12 months increased asset value linked to Morningstar Indexes by 22.3% to $207.6 billion. Morningstar Indexes licensed data sales also increased.

Morningstar Indexes contributed $11.0 million to Corporate and All Other revenue growth with revenue increasing 37.2%, or 37.5%, on an organic basis for the for the six months ended June 30, 2024.

Morningstar Sustainalytics revenues were relatively flat compared to the prior period for both license- and transaction-based products for the three months ended June 30, 2024. In Europe, regulatory use cases and demand from institutional clients were areas of strength. This strength was largely offset by increased cancellations due to vendor consolidation and softness in parts of the asset management and wealth client segments. Revenue was also negatively impacted by actions taken to streamline the corporate solutions product lineup, specifically the licensed ratings product.

Morningstar Sustainalytics contributed $3.5 million to Corporate and All Other revenue growth with revenue increasing 6.2%, or 6.3%, on an organic basis for the six months ended June 30, 2024.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense (benefit)

Non-Operating Expense, Net

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Interest income	$2.8	$1.7	$5.3	$2.9
Interest expense	(13.1)	(15.8)	(27.1)	(30.3)
Realized gain on sale of investments, reclassified from other comprehensive income	0.2	0.3	2.8	0.5
Expense from equity method transaction, net	—	—	—	(11.8)
Other income (expense), net	(8.9)	3.8	(5.6)	6.3
Non-operating expense, net	$(19.0)	$(10.0)	$(24.6)	$(32.4)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Expense from equity method transaction, net for the six months ended June 30, 2023 primarily reflects the impact of the Termination Agreement with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). See Note 9 of the Notes to our Unaudited Consolidated Financial Statements for additional information on the Termination Agreement and Tender Offer Agreement.

Other income (expense), net includes foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Equity in investments of unconsolidated entities	$(1.2)	$(1.8)	$(2.7)	$(3.1)

Equity in investments of unconsolidated entities primarily reflects income and losses from certain of our unconsolidated entities.
Effective Tax Rate and Income Tax Expense (Benefit)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$89.5	$31.7	$176.5	$33.8
Equity in investments of unconsolidated entities	(1.2)	(1.8)	(2.7)	(3.1)
Income before income taxes	$88.3	$29.9	$173.8	$30.7
Income tax expense (benefit)	$19.2	$(6.2)	$40.5	$2.2
Effective tax rate	21.7%	(20.7)%	23.3%	7.2%

Our effective tax rate in the second quarter and first six months of 2024 was 21.7% and 23.3%, respectively. Our effective tax rate in prior periods was not meaningful due to the low level of pretax income in the prior-year periods.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents, and investments of $439.2 million, compared with $389.0 million as of December 31, 2023, an increase of $50.2 million.

Cash provided by operating activities is our main source of cash. In the first six months of 2024, cash provided by operating activities was $246.3 million compared to $47.9 million in the prior-year period. Free cash flow increased to $180.3 million compared to negative $11.9 million in the prior-year period. Operating cash flow and free cash flow were driven by higher cash earnings and improvements in working capital. We made annual bonus payments of $123.9 million during the first quarter of 2024 compared with $98.3 million in the first quarter of 2023.

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

Approximately 81% of our cash, cash equivalents, and investments balance as of June 30, 2024 was held by our operations outside the United States, up from 76% as of December 31, 2023. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and, most recently in June 2024, to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of June 30, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $550.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of June 30, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of June 30, 2024, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.4x.

Dividend

In June 2024, our board of directors approved a regular quarterly dividend of $0.405 per share, or $17.4 million, payable on July 31, 2024 to shareholders of record as of July 12, 2024. We paid $34.6 million in dividends in the first six months of 2024.

Share Repurchase Program

In December 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. For the three and six months ended June 30, 2024, we did not repurchase any shares under the share repurchase program. As of June 30, 2024 we have $498.6 million available for future repurchases under the current share repurchase program.

Other

We expect to continue making capital expenditures in 2024, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures, and it is considered a non-GAAP financial measure.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Cash provided by operating activities	$152.7	$24.5	NMF	$246.3	$47.9	414.2%
Capital expenditures	(31.9)	(30.3)	5.3%	(66.0)	(59.8)	10.4%
Free cash flow	$120.8	$(5.8)	NMF	$180.3	$(11.9)	NMF

We generated free cash flow of $120.8 million in the second quarter of 2024 compared with negative $5.8 million in the second quarter of 2023. The change reflects a $128.2 million increase in cash provided by operating activities and an increase in capital expenditures compared to the prior-year period. The increase in cash flow from operations was primarily driven by higher cash earnings and improvements in working capital.

During the second quarter of 2023, the company made the final cash payments of $59.9 million related to the Termination Agreement, which were reflected in operating cash flows. Excluding the impact of the payments related to the Termination Agreement and $3.2 million of severance paid related to the significant reduction and shift of the company's operations in China, free cash flow would have been positive $57.3 million for the three months ended June 30, 2023.

For the first six months of 2024, we had free cash flow of $180.3 million compared with negative $11.9 million in the first six months of 2023. The change reflects a $198.4 million increase in cash provided by operating activities and an increase in capital expenditures. The increase in cash flow from operations was primarily driven by higher cash earnings and improvements in working capital. Capital expenditures increased primarily due to investment in our product development efforts across our key product areas.

During the first quarter of 2023, the company made its final $50.0 million payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows. Excluding the impact of the LCD payment, payments related to the Termination Agreement, and $10.1 million of severance paid related to the significant reduction and shift of the company's operations in China, free cash flow would have been positive $62.6 million for the six months ended June 30, 2023.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended June 30, 2024 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of June 30, 2024, our cash, cash equivalents, and investments balance was $439.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $5.5 million impact on our interest expense based on our outstanding principal balance and SOFR rates at June 30, 2024.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the six months ended June 30, 2024:

	Six months ended June 30, 2024
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of June 30, 2024	0.6671	1.2647	0.7311	1.0718	n/a

Percentage of revenue	2.7%	7.3%	6.3%	6.5%	5.4%
Percentage of operating income (loss)	5.7%	(7.1)%	5.0%	8.8%	(13.1)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(3.0)	$(8.1)	$(7.0)	$(7.2)	$(6.0)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.2)	$1.4	$(1.0)	$(1.8)	$2.6

The table below shows our net investment exposure to foreign currencies as of June 30, 2024:

	As of June 30, 2024
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$61.9	$285.9	$227.1	$231.5	$196.4
Less: liabilities	(28.2)	(85.6)	(109.5)	(148.2)	29.3
Net currency position	$33.7	$200.3	$117.6	$83.3	$225.7

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.4)	$(20.0)	$(11.8)	$(8.3)	$(22.6)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 13 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report, as updated in this Quarterly Report, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations.

Failure to successfully complete certain strategic transactions could adversely impact our ability to execute our business strategy and our business and operating results.

We periodically evaluate and pursue strategic opportunities including dispositions, acquisitions, and investments, as a means to implement our business strategy, including the recent entry into an agreement to dispose of certain of our U.S. turnkey asset management platform assets. The strategic transactions we ultimately pursue may be subject to various closing conditions, including review or approval by foreign and domestic regulatory authorities. If regulatory approval or clearance is not obtained or any such transaction does not close on a timely basis or at all, such failure could adversely impact on our financial and operating results. In addition, strategic transactions may present financial, managerial and operational challenges such as diversion of managerial resources from core business functions, increased expenses associated with the transaction, potential disputes with customers, suppliers, or acquirers of disposed assets, and failure to achieve the expected economic benefits of the transaction, any of which could have a material adverse effect on our business and operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended June 30, 2024. Refer to Note 14 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
April 1, 2024 - April 30, 2024	—	$—	—	$498,550,338
May 1, 2024 - May 31, 2024	—	—	—	$498,550,338
June 1, 2024 - June 30, 2024	—	—	—	$498,550,338
Total	—	$—	—
_______________________________________
(a) Repurchases will only be effected pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2024, none of the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities.

Other 10b5-1 Plan Information

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and officers (as defined in Section 16 of the Exchange Act) that were in effect as of July 12, 2024:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through July 12, 2024	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	11/17/2023	4/30/2025	05/01/2024 to 04/30/2025	500,000	Shares to be sold under the plan if the stock reaches specified prices	125,000	15,304,659
Steven Kaplan Director	8/3/2023	11/11/2024	03/11/2024 to 11/11/2024	5,000	Shares to be sold under the plan at market price	2,500	39,871
Jason Dubinsky Chief Financial Officer	3/15/2024	12/31/2024	06/18/2024 to 12/31/2024 (2)	3,400	Shares to be sold under the plan if the stock reaches specified prices	3,400	16,076
William Lyons Director	3/5/2024	11/30/2024	06/04/2024 to 11/30/2024	4,500	Shares to be sold under the plan if the stock reaches specified prices	1,500	11,395
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on July 12, 2024 and includes RSUs that will vest by September 10, 2024. The estimates do not reflect any changes to beneficial ownership that may have occurred since July 12, 2024. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.
(2) All transactions under this plan were completed on July 2, 2024.

Item 6.Exhibits

Exhibit No	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209.

3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.

10.1*†	Morningstar, Inc. ELT Policy on Recoupment of Compensation

10.2*†	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Stretch Performance Stock Unit Award Agreement, for awards on or after May 15, 2024

10.3*†	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards on or after May 15, 2024

10.4*†	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards on or after May 15, 2024

10.5†	Amendment No.3 to the Credit Agreement dated as of June 27, 2024, among Morningstar, Inc. and certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on July 26, 2024 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

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
** The certificates furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: July 26, 2024	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer (principal financial officer)