Form 10-Q
period 2024-09-30
Morningstar, Inc.
filed 2024-10-25
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2024, there were 42,884,181 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION
Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023

Revenue	$569.4	$515.5	$1,684.1	$1,499.9

Operating expense:
Cost of revenue	222.7	202.9	663.5	638.1
Sales and marketing	107.9	106.3	323.8	323.4
General and administrative	77.6	89.7	238.2	263.8
Depreciation and amortization	45.7	46.6	142.0	138.4
Total operating expense	453.9	445.5	1,367.5	1,363.7

Operating income	115.5	70.0	316.6	136.2

Non-operating income (expense), net:
Interest expense, net	(8.9)	(12.8)	(30.7)	(40.2)
Realized gain on sale of investments, reclassified from other comprehensive income	0.5	1.9	3.3	2.4
Gain on sale of business	45.3	—	45.3	—
Expense from equity method transaction, net	—	—	—	(11.8)
Other income (expense), net	(0.5)	(1.7)	(6.1)	4.6
Non-operating income (expense), net	36.4	(12.6)	11.8	(45.0)

Income before income taxes and equity in investments of unconsolidated entities	151.9	57.4	328.4	91.2

Equity in investments of unconsolidated entities	(2.6)	(1.6)	(5.3)	(4.7)

Income tax expense	29.6	16.7	70.1	18.9

Consolidated net income	$119.7	$39.1	$253.0	$67.6

Net income per share:
Basic	$2.79	$0.92	$5.91	$1.59
Diluted	$2.77	$0.91	$5.87	$1.58

Dividends per common share:
Dividends declared per common share	$0.41	$0.38	$1.22	$1.13
Dividends paid per common share	$0.41	$0.38	$1.22	$1.13

Weighted average shares outstanding:
Basic	42.9	42.7	42.8	42.6
Diluted	43.2	42.9	43.1	42.8

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Consolidated net income	$119.7	$39.1	$253.0	$67.6

Other comprehensive income (loss), net
Foreign currency translation adjustment	24.3	(23.0)	12.3	(8.0)
Unrealized gains on securities:
Unrealized holding gains arising during period	0.4	1.5	2.5	1.7
Reclassification of realized gains on investments included in net income	(0.4)	(1.6)	(2.5)	(1.9)
Other comprehensive income (loss), net	24.3	(23.1)	12.3	(8.2)

Comprehensive income	$144.0	$16.0	$265.3	$59.4

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2024 (unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$552.9	$337.9
Investments	48.8	51.1
Accounts receivable, less allowance for credit losses of $8.1 million and $5.6 million, respectively	328.4	343.9
Income tax receivable, net	—	0.6
Deferred commissions	40.9	41.9
Prepaid expenses	44.0	34.9
Other current assets	7.8	5.4
Total current assets	1,022.8	815.7
Goodwill	1,579.6	1,578.8
Intangible assets, net	432.5	484.4
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $789.7 million and $714.0 million, respectively	212.4	207.7
Operating lease assets	157.5	163.9
Investments in unconsolidated entities	96.0	100.2
Deferred tax assets, net	30.9	14.6
Deferred commissions	27.5	29.3
Other assets	7.1	8.8
Total assets	$3,566.3	$3,403.4

Liabilities and equity
Current liabilities:
Deferred revenue	$539.5	$517.7
Accrued compensation	216.0	214.4
Accounts payable and accrued liabilities	80.4	78.4
Current portion of long-term debt	—	32.1
Operating lease liabilities	32.2	36.4
Other current liabilities	27.8	1.8
Total current liabilities	895.9	880.8
Operating lease liabilities	145.7	151.4
Accrued compensation	21.2	23.7
Deferred tax liabilities, net	29.9	35.6
Long-term debt	864.7	940.3
Deferred revenue	23.1	26.3
Other long-term liabilities	20.1	17.5
Total liabilities	$2,000.6	$2,075.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,884,181 and 42,728,182 shares were outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—

Treasury stock at cost, 11,978,267 and 11,987,495 shares as of September 30, 2024 and December 31, 2023, respectively	(981.6)	(985.5)
Additional paid-in capital	809.8	789.0
Retained earnings	1,811.7	1,610.8
Accumulated other comprehensive loss:
Currency translation adjustment	(74.1)	(86.4)
Unrealized loss on available-for-sale investments	(0.1)	(0.1)
Total accumulated other comprehensive loss	(74.2)	(86.5)
Total equity	1,565.7	1,327.8
Total liabilities and equity	$3,566.3	$3,403.4

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three and nine months ended September 30, 2024 and 2023

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2023	42,728,182	$—	$(985.5)	$789.0	$1,610.8	$(86.5)	$1,327.8
Net income		—	—	—	64.2	—	64.2
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	1.9	1.9
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(1.9)	(1.9)
Foreign currency translation adjustment, net		—	—	—	—	(10.6)	(10.6)
Other comprehensive loss, net		—	—	—	—	(10.6)	(10.6)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	17,388	—	—	(3.2)	—	—	(3.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	10.8	—	—	10.8
Stock-based compensation		—	—	11.4	—	—	11.4
Dividends declared ($0.41 per share)		—	—	—	(17.3)	—	(17.3)
Balance as of March 31, 2024	42,745,570	$—	$(985.5)	$808.0	$1,657.7	$(97.1)	$1,383.1
Net income		—	—	—	69.1	—	69.1
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.2	0.2
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	(1.4)	(1.4)
Other comprehensive loss, net		—	—	—	—	(1.4)	(1.4)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	93,002	—	1.6	(15.9)	—	—	(14.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.4	—	—	0.4
Stock-based compensation		—	—	14.2	—	—	14.2
Dividends declared ($0.41 per share)		—	—	—	(17.4)	—	(17.4)
Balance as of June 30, 2024	42,838,572	$—	$(983.9)	$806.7	$1,709.4	$(98.5)	$1,433.7
Net income		—	—	—	119.7	—	119.7
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.4	0.4
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment, net		—	—	—	—	24.3	24.3
Other comprehensive income, net		—	—	—	—	24.3	24.3
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	45,609	—	2.3	(10.2)	—	—	(7.9)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	13.2	—	—	13.2
Dividends declared ($0.41 per share)		—	—	—	(17.4)	—	(17.4)
Balance as of September 30, 2024	42,884,181	$—	$(981.6)	$809.8	$1,811.7	$(74.2)	$1,565.7

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2022	42,480,051	$—	$(986.7)	$757.8	$1,535.0	$(99.0)	$1,207.1
Net loss		—	—	—	(7.6)	—	(7.6)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	7.1	7.1
Other comprehensive income, net		—	—	—	—	7.0	7.0
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	70,892	—	—	(9.4)	—	—	(9.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.4	—	—	11.4
Stock-based compensation		—	—	12.2	—	—	12.2
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of March 31, 2023	42,550,943	$—	$(986.7)	$772.0	$1,511.4	$(92.0)	$1,204.7
Net income		—	—	—	36.1	—	36.1
Other comprehensive income (loss):	`
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.1	0.1
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment, net		—	—	—	—	7.9	7.9
Other comprehensive income, net		—	—	—	—	7.9	7.9
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	111,102	—	1.3	(11.7)	—	—	(10.4)
Reclassification of awards previously liability-classified that were converted to equity		—	—	(0.1)	—	—	(0.1)
Stock-based compensation		—	—	14.8	—	—	14.8
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($0.38 per share)		—	—	—	(16.0)	—	(16.0)
Balance as of June 30, 2023	42,653,561	$—	$(986.8)	$775.0	$1,531.5	$(84.1)	$1,235.6
Net Income		—	—	—	39.1	—	39.1
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	1.5	1.5
Reclassification of realized gain on investments included in net income, net of tax		—	—	—	—	(1.6)	(1.6)
Foreign currency translation adjustment, net		—	—	—	—	(23.0)	(23.0)
Other comprehensive loss, net		—	—	—	—	(23.1)	(23.1)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	46,237	—	0.9	(7.1)	—	—	(6.2)
Stock-based compensation		—	—	14.7	—	—	14.7
Dividends declared ($0.38 per share)	—	—	—	—	(16.0)	—	(16.0)
Balance as of September 30, 2023	42,699,798	$—	$(985.9)	$782.6	$1,554.6	$(107.2)	$1,244.1

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2024	2023
Operating activities
Consolidated net income	$253.0	$67.6
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	142.0	138.4
Deferred income taxes	(21.0)	(10.6)
Stock-based compensation expense	38.8	41.7
Provision for bad debt	6.3	3.6
Equity in investments of unconsolidated entities	5.3	4.7
Gain on equity method transaction	—	(49.6)
Gain on sale of business	(45.3)	—
Other, net	2.8	(8.9)
Changes in operating assets and liabilities:
Accounts receivable	8.2	5.3
Accounts payable and accrued liabilities	4.7	(5.8)
Accrued compensation and deferred commissions	16.1	(18.8)
Income taxes, current	25.2	(17.3)
Deferred revenue	18.5	27.8
Other assets and liabilities	(16.4)	0.5
Cash provided by operating activities	438.2	178.6

Investing activities
Purchases of investment securities	(12.5)	(8.9)
Proceeds from maturities and sales of investment securities	23.6	23.9
Capital expenditures	(102.1)	(89.1)
Proceeds from sale of business	52.2	—
Proceeds from sale of equity method investments, net	—	26.2
Purchases of investments in unconsolidated entities	(6.8)	(1.1)
Other, net	0.2	(0.1)
Cash used for investing activities	(45.4)	(49.1)

Financing activities
Common shares repurchased	—	(1.4)
Dividends paid	(52.0)	(47.9)
Proceeds from revolving credit facility	90.0	260.0
Repayment of revolving credit facility	(105.0)	(290.0)
Repayment of term facility	(93.1)	(24.4)
Employee taxes withheld for stock awards	(25.4)	(25.9)
Payment of acquisition-related earn-outs	—	(45.5)
Other, net	0.2	0.1
Cash used for financing activities	(185.3)	(175.0)

Effect of exchange rate changes on cash and cash equivalents	7.5	(6.1)
Net increase (decrease) in cash and cash equivalents	215.0	(51.6)
Cash and cash equivalents—beginning of period	337.9	376.6
Cash and cash equivalents—end of period	$552.9	$325.0

Supplemental disclosure of cash flow information
Cash paid for income taxes	$66.0	$46.7
Cash paid for interest	$36.9	$41.9

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Segment reporting: In November 2023, the FASB issued ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280) (ASU No. 2023-07), which requires improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. This standard is effective for our fiscal year beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Entities should apply the new guidance retrospectively to all prior periods presented in the financial statements. While the company is continuing to analyze the impact of the adoption on reportable segment disclosures, the standard will not impact the company's consolidated operating results, financial condition, or cash flows.

Income Taxes: In December 2023, the FASB issued ASU No 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. This standard is effective for our fiscal year beginning on January 1, 2025. Entities should apply the guidance prospectively. We are evaluating the effect that ASU No. 2023-09 will have on our consolidated financial statements and related disclosures.

3. Credit Arrangements

Debt

The following table summarizes our debt as of September 30, 2024 and December 31, 2023:

(in millions)	As of September 30, 2024	As of December 31, 2023
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.4 million and $0.5 million, respectively	$515.9	$608.9
Amended 2022 Revolving Credit Facility	—	15.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.2 million and $1.5 million, respectively	348.8	348.5
Total debt	$864.7	$972.4

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of September 30, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $515.9 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2024.

4. Acquisitions, Goodwill, and Other Intangible Assets

2024 Acquisitions

We did not make any acquisitions during the first nine months of 2024.

Goodwill

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from December 31, 2023 to September 30, 2024:

(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2023	$605.5	$607.4	$94.2	$108.6	$93.5	$1,509.2	$69.6	$1,578.8
Divestiture of Commodity and Energy Data business (See Note 5)	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Foreign currency translation	3.7	—	0.8	0.1	—	4.6	0.1	4.7
Balance as of September 30, 2024	$605.3	$607.4	$95.0	$108.7	$93.5	$1,509.9	$69.7	$1,579.6

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

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The company did not record any goodwill impairment in the first nine months of 2024. Refer to Note 8 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2024				As of December 31, 2023
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$587.9	$(281.2)	$306.7	14	$601.7	$(263.8)	$337.9	14
Technology-based assets	307.2	(204.2)	103.0	8	315.3	(197.0)	118.3	8
Intellectual property & other	91.7	(68.9)	22.8	8	93.2	(65.0)	28.2	8
Total intangible assets	$986.8	$(554.3)	$432.5	12	$1,010.2	$(525.8)	$484.4	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Amortization expense	$14.7	$17.7	$49.9	$52.9

We amortize intangible assets using the straight-line method over their estimated useful lives.

As of September 30, 2024, we expect intangible amortization expense for the remainder of 2024 and subsequent years to be as follows:

(in millions)
Remainder of 2024 (October 1 through December 31)	$15.2
2025	56.6
2026	52.8
2027	46.1
2028	42.1
Thereafter	219.7
Total	$432.5

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Divestitures

Effective September 30, 2024, we sold our Commodity and Energy Data business within the Morningstar Data and Analytics segment for a purchase price of $52.4 million. We recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.

6. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic net income per share:
Consolidated net income	$119.7	$39.1	$253.0	$67.6

Weighted average common shares outstanding	42.9	42.7	42.8	42.6

Basic net income per share	$2.79	$0.92	$5.91	$1.59

Diluted net income per share:
Consolidated net income	$119.7	$39.1	$253.0	$67.6

Weighted average common shares outstanding	42.9	42.7	42.8	42.6
Net effect of dilutive stock awards	0.3	0.2	0.3	0.2
Weighted average common shares outstanding for computing diluted income per share	43.2	42.9	43.1	42.8

Diluted net income per share	$2.77	$0.91	$5.87	$1.58

During the periods presented, we have outstanding restricted stock units (RSUs), performance share awards (PSUs), and market stock units (MSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

7. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Revenue by Type: (1)
License-based	$408.8	$384.5	$1,210.7	$1,124.5
Asset-based	83.8	71.5	245.5	204.1
Transaction-based	76.8	59.5	227.9	171.3
Consolidated revenue	$569.4	$515.5	$1,684.1	$1,499.9
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

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of September 30, 2024 had a net increase of $18.6 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $453.6 million of revenue in the nine months ended September 30, 2024 that was included in the contract liabilities balance as of December 31, 2023.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2024 and subsequent years as follows:

(in millions)	As of September 30, 2024
Remainder of 2024 (October 1 through December 31)	$364.9
2025	721.0
2026	201.6
2027	41.4
2028	9.5
Thereafter	21.8
Total	$1,360.2

The aggregate amount of revenue we expect to recognize for the remainder of 2024 and subsequent years is higher than our contract liability balance of $562.6 million as of September 30, 2024. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2024. We are applying the optional exemption available under ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For license-based contracts, the consideration received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2024, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2024. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2024	As of December 31, 2023
Accounts receivable, less allowance for credit losses	$328.4	$343.9
Deferred commissions	68.4	71.2
Total contract assets	$396.8	$415.1

8. Segment and Geographical Area Information

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

The CODM allocates resources and assesses performance of segments based on segment revenue as well as Adjusted Operating Income. Segment Adjusted Operating Income excludes intangible amortization, M&A-related expenses (related to merger, acquisition, and divestiture activity including severance and earn-outs), and items related to the significant reduction and prior shift of the company's operations in China, such as severance and personnel expenses, transformation costs, and asset impairment costs. The CODM does not consider these items for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although the amounts are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. Expenses presented as part of the company's segments include both direct costs and allocations of shared costs. Shared costs include technology, investment research, sales, facilities, and marketing. These allocations are based on estimated utilization of shared resources and other factors. Adjusted Operating Income is the reported measure that the company believes is most consistent with those used in measuring the corresponding amount in the consolidated financial statements.

The CODM does not review any information regarding total assets on a segment basis. Operating segments do not record intersegment revenues; therefore, there is none to be reported.

The following tables present information about the company’s reportable segments for the three and nine months ended September 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Revenue:
Morningstar Data and Analytics	$198.5	$188.7	$592.1	$554.5
PitchBook	156.6	139.6	455.9	407.5
Morningstar Wealth	61.8	58.0	183.4	168.7
Morningstar Credit	70.9	52.9	208.8	153.9
Morningstar Retirement	31.8	27.7	93.5	80.3
Total Reportable Segments	$519.6	$466.9	$1,533.7	$1,364.9
Corporate and All Other (1)	49.8	48.6	150.4	135.0
Total Revenue	$569.4	$515.5	$1,684.1	$1,499.9

Adjusted Operating Income (Loss):
Morningstar Data and Analytics	$91.4	$88.4	$269.9	$249.4
PitchBook	50.4	39.1	137.7	106.7
Morningstar Wealth	(0.7)	(8.2)	(8.5)	(35.1)
Morningstar Credit	15.2	2.8	55.4	3.8
Morningstar Retirement	16.9	14.7	48.4	39.3
Total Reportable Segments	$173.2	$136.8	$502.9	$364.1

Less reconciling items to Operating Income:
Corporate and All Other (2)	$(42.9)	$(44.8)	$(130.8)	$(150.6)
Intangible amortization expense (3)	(14.7)	(17.7)	(49.9)	(52.9)
M&A-related expenses (4)	(0.1)	(1.7)	(5.6)	(8.9)
Severance and personnel expenses (5)	—	(1.3)	—	(5.4)
Transformation costs (5)	—	(0.6)	—	(7.0)
Asset impairment costs (5)	—	(0.7)	—	(3.1)
Operating Income	115.5	70.0	316.6	136.2
Non-operating expense, net	36.4	(12.6)	11.8	(45.0)
Equity in investments of unconsolidated entities	(2.6)	(1.6)	(5.3)	(4.7)
Income before income taxes	$149.3	$55.8	$323.1	$86.5
____________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $27.9 million and $31.0 million for the three months ended September 30, 2024 and 2023, respectively, and $87.9 million and $87.8 million for the nine months ended September 30, 2024 and 2023, respectively. Revenue from Morningstar Indexes was $21.9 million and $17.6 million for the three months ended September 30, 2024 and 2023, respectively, and $62.5 million and $47.2 million for the nine months ended September 30, 2024 and 2023, respectively.

(2) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. During the third quarter of 2024 and 2023, unallocated corporate expenses were $43.5 million and $36.3 million, respectively. During first nine months of 2024 and 2023, unallocated corporate expenses were $130.4 million and $111.4 million, respectively. Unallocated corporate expenses include finance, human resources, legal, marketing, and other management-related costs that are not considered when segment performance is evaluated.

(3) Excludes finance lease amortization expense of $0.1 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The following tables present segment revenue disaggregated by revenue type:

	Three months ended September 30, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (6)	Total
Revenue by Type: (7)
License-based	$198.5	$154.7	$20.1	$4.3	$0.4	$378.0	$30.8	$408.8
Asset-based	—	—	35.5	—	31.4	66.9	16.9	83.8
Transaction-based	—	1.9	6.2	66.6	—	74.7	2.1	76.8
Total	$198.5	$156.6	$61.8	$70.9	$31.8	$519.6	$49.8	$569.4

	Nine months ended September 30, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (6)	Total
Revenue by Type: (7)
License-based	$590.9	$450.4	$60.5	$12.2	$1.4	$1,115.4	$95.3	$1,210.7
Asset-based	—	—	104.9	—	92.1	197.0	48.5	245.5
Transaction-based	1.2	5.5	18.0	196.6	—	221.3	6.6	227.9
Total	$592.1	$455.9	$183.4	$208.8	$93.5	$1,533.7	$150.4	$1,684.1

	Three months ended September 30, 2023
	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (6)	Total
Revenue by Type: (7)
License-based	$188.7	$139.6	$20.2	$3.0	$0.5	$352.0	$32.5	$384.5
Asset-based	—	—	31.2	—	27.2	58.4	13.1	71.5
Transaction-based	—	—	6.6	49.9	—	56.5	3.0	59.5
Total	$188.7	$139.6	$58.0	$52.9	$27.7	$466.9	$48.6	$515.5

	Nine months ended September 30, 2023
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Wealth	Morningstar Credit	Morningstar Retirement	Total Reportable Segments	Corporate and All Other (6)	Total
Revenue by Type: (7)
License-based	$553.1	$407.5	$60.6	$8.7	$1.4	$1,031.3	$93.2	$1,124.5
Asset-based	—	—	90.2	—	78.7	168.9	35.2	204.1
Transaction-based	1.4	—	17.9	145.2	0.2	164.7	6.6	171.3
Total	$554.5	$407.5	$168.7	$153.9	$80.3	$1,364.9	$135.0	$1,499.9
____________________________________________________________________________________________
(6) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

(7) Starting with the quarter ended March 31, 2024, revenue from PitchBook's media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets by geographical area:

Revenue by geographical area	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
United States	$411.3	$370.7	$1,212.5	$1,083.5

Asia	11.9	13.0	37.6	36.7
Australia	16.3	14.5	47.0	43.5
Canada	33.0	28.8	103.4	86.2
Continental Europe	51.6	47.3	151.4	136.0
United Kingdom	42.1	38.4	123.0	106.2
Other	3.2	2.8	9.2	7.8
Total International	158.1	144.8	471.6	416.4

Consolidated revenue	$569.4	$515.5	$1,684.1	$1,499.9

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of September 30, 2024	As of December 31, 2023
United States	$187.1	$178.5

Asia	9.2	9.9
Australia	1.8	1.9
Canada	2.3	3.6
Continental Europe	5.4	6.5
United Kingdom	6.5	7.2
Other	0.1	0.1
Total International	25.3	29.2

Consolidated property, equipment, and capitalized software, net	$212.4	$207.7

Operating lease assets by geographical area
(in millions)	As of September 30, 2024	As of December 31, 2023
United States	$96.1	$100.7

Asia	11.3	16.5
Australia	2.6	3.2
Canada	13.2	8.2
Continental Europe	17.9	18.1
United Kingdom	16.2	16.9
Other	0.2	0.3
Total International	61.4	63.2

Consolidated operating lease assets	$157.5	$163.9

9. Fair Value Measurements

As of September 30, 2024 and December 31, 2023, our investment balances totaled $48.8 million and $51.1 million, respectively. We classify our investments into two categories: equity investments and debt securities. We further classify our debt securities into available-for-sale, held-to-maturity, and trading securities. Our investment portfolio consists of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2024, all investments in our investment portfolio have valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access, and, therefore, are classified as Level 1 within the fair value hierarchy. We recognize unrealized holding gains or losses within "Other income (expense), net" on our Consolidated Statements of Income.

10. Investments in Unconsolidated Entities

As of September 30, 2024 and December 31, 2023, our investment in unconsolidated entities balance totaled $96.0 million and $100.2 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of other investments in unconsolidated entities without a readily determinable fair value was $50.6 million and $49.9 million as of September 30, 2024 and December 31, 2023, respectively. We did not record any material adjustments or impairment losses in the first nine months of 2024 or 2023.

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

On April 6, 2023, we made the first cash payment of 6 billion Japanese yen ($45.1 million) and on April 19, 2023, we made the second and final cash payment of 2 billion Japanese yen ($14.8 million), pursuant to the Termination Agreement. The expense related to the Termination Agreement is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the nine months ended September 30, 2023.

As part of this transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. The pre-tax gain is recorded within "Expense from equity method transaction, net" in our Consolidated Statements of Income for the nine months ended September 30, 2023.

Immediately following the tender offer, the company's ownership percentage in Wealth Advisors decreased to 13.2% from 22.1%, and as a result, we no longer account for our investment in Wealth Advisors as an equity method investment. Each reporting period, we remeasure our remaining investment in Wealth Advisors, an equity security with a readily determinable value, at fair value and recognize unrealized holding gains or losses within "Other income (expense), net" on our Consolidated Statements of Income. During the first quarter of 2023, we recognized an unrealized holding gain of $31.2 million, which is recorded within "Expense from equity method transaction, net" in our Consolidated Statement of Income for the nine months ended September 30, 2023.

11. Leases

We lease office space and certain equipment under various operating and finance leases, with most of our lease portfolio consisting of operating leases for office space.

We determine whether an arrangement is, or includes, an embedded lease at contract inception. Operating lease assets and lease liabilities are recognized at the commencement date and are initially measured using the present value of lease payments over the defined lease term. Lease expense is recognized on a straight-line basis over the lease term. For finance leases, we also recognize a finance lease asset and finance lease liability at inception, with lease expense recognized as interest expense and amortization.

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

Our operating lease expense for each of the three months ended September 30, 2024 and 2023 was $11.2 million. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities, were $4.8 million for the three months ended September 30, 2024, compared with $4.9 million for the three months ended September 30, 2023. We made lease payments of $12.5 million during the three months ended September 30, 2024, compared with $11.3 million during the three months ended September 30, 2023.

Our operating lease expense for the nine months ended September 30, 2024 was $32.0 million, compared with $36.3 million for the nine months ended September 30, 2023. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $11.1 million for the nine months ended September 30, 2024, compared with $13.9 million for the nine months ended September 30, 2023. We made lease payments of $34.6 million during the nine months ended September 30, 2024, compared with $34.2 million during the nine months ended September 30, 2023.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

Minimum Future Lease Commitments (in millions)	Operating Leases
Remainder of 2024 (October 1 through December 31)	$9.3
2025	40.3
2026	42.8
2027	33.9
2028	26.9
Thereafter	48.4
Total minimum lease commitments	201.6
Adjustment for discount to present value	23.7
Present value of lease liabilities	$177.9

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2024
Weighted-average remaining lease term (in years)	5.6

Weighted-average discount rate	4.2%

12. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of stock-based awards, including stock options, RSUs, PSUs, MSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$6.5	$7.1	$18.1	$19.3
Sales and marketing	2.5	2.3	7.0	6.4
General and administrative	4.2	5.3	13.7	16.0
Total stock-based compensation expense	$13.2	$14.7	$38.8	$41.7

As of September 30, 2024, the total unrecognized stock-based compensation cost related to outstanding RSUs, PSUs, and MSUs expected to vest was $79.6 million, which we expect to recognize over a weighted average period of 29 months.

13. Income Taxes
The following table shows our effective tax rate for the three months and nine months ended September 30, 2024 and September 30, 2023:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$151.9	$57.4	$328.4	$91.2
Equity in investments of unconsolidated entities	(2.6)	(1.6)	(5.3)	(4.7)
Income before income taxes	$149.3	$55.8	$323.1	$86.5
Income tax expense	$29.6	$16.7	$70.1	$18.9
Effective tax rate	19.8%	29.9%	21.7%	21.8%

Our effective tax rate in the third quarter and first nine months of 2024 was 19.8% and 21.7%, respectively, reflecting decreases of 10.1 and 0.1 percentage points, respectively, compared with the same periods in the prior year. The decreases are primarily attributable to the book gain in excess of taxable gain on the sale of our Commodity and Energy Data business in the third quarter of 2024.

In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two which became effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. Pillar Two did not have a material impact to our consolidated financial statements as of September 30, 2024. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2024 and December 31, 2023, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2024	As of December 31, 2023
Gross unrecognized tax benefits	$14.5	$13.0
Gross unrecognized tax benefits that would affect income tax expense	$14.5	$13.0
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$14.2	$12.8

Our Unaudited Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2024	As of December 31, 2023
Current liability	$7.6	$6.2
Non-current liability	9.0	8.3
Total liability for unrecognized tax benefits	$16.6	$14.5

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

Approximately 73% of our cash, cash equivalents, and investments balance as of September 30, 2024 was held by our operations outside of the United States. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested. We believe that our cash balances and investments in the United States, along with cash generated from our U.S. operations, will be sufficient to meet our U.S. operating and cash needs for the foreseeable future, without requiring us to repatriate earnings from these foreign subsidiaries.

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

14. Contingencies

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

For the three and nine months ended September 30, 2024, we did not repurchase any shares under the share repurchase program. As of September 30, 2024, we have $498.6 million available for future repurchases under the current share repurchase program.

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

The company has seven operating segments which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 8 of the Notes to our Unaudited Consolidated Financial Statements.

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

Three and Nine Ended September 30, 2024 vs. Three and Nine Months Ended September 30, 2023

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2024	2023	Change		2024	2023	Change
Consolidated revenue	$569.4	$515.5	10.5%		$1,684.1	$1,499.9	12.3%
Operating income	115.5	70.0	65.0%		316.6	136.2	132.5%
Operating margin	20.3%	13.6%	6.7	pp	18.8%	9.1%	9.7	pp

Cash provided by operating activities	$191.9	$130.7	46.8%		$438.2	$178.6	145.4%
Capital expenditures	(36.1)	(29.3)	23.2%		(102.1)	(89.1)	14.6%
Free cash flow	$155.8	$101.4	53.6%		$336.1	$89.5	275.5%

Cash provided by (used for) investing activities	$14.1	$(21.3)	NMF		$(45.4)	$(49.1)	(7.5)%
Cash used for financing activities	$(60.2)	$(120.1)	(49.9)%		$(185.3)	$(175.0)	5.9%
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
•consolidated operating income, excluding intangible amortization expense, all merger and acquisition- related expenses (related to merger, acquisition, and divestiture activity including severance and earn-outs (M&A-related expenses)), and expenses related to the significant reduction and shift of the company's operations in China (adjusted operating income);
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

We present organic revenue because we believe it helps investors better compare our period-to-period results, and our management team uses this measure to evaluate the performance of our business. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior year period for which there is no comparable revenue in the current period.

We present adjusted operating income and adjusted operating margin because we believe they better reflect period-over-period comparisons and improve overall understanding of the underlying performance of the business absent the impact of M&A and the shift of the company's operations in China.

We present free cash flow solely as supplemental disclosure to help investors better understand how much cash is available after capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business. Free cash flow should not be considered an alternative to any measure required to be reported under GAAP (such as cash provided by (used for) operating, investing, and financing activities).

Consolidated Revenue

Revenue by type (1)	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Morningstar Data and Analytics
License-based	$198.5	$188.7	5.2%	$590.9	$553.1	6.8%
Asset-based	—	—	—%	—	—	—%
Transaction-based	—	—	—%	1.2	1.4	(14.3)%
Morningstar Data and Analytics total	$198.5	$188.7	5.2%	$592.1	$554.5	6.8%

PitchBook
License-based	$154.7	$139.6	10.8%	$450.4	$407.5	10.5%
Asset-based	—	—	—%	—	—	—%
Transaction-based	1.9	—	NMF	5.5	—	NMF
PitchBook total	$156.6	$139.6	12.2%	$455.9	$407.5	11.9%

Morningstar Wealth
License-based	$20.1	$20.2	(0.5)%	$60.5	$60.6	(0.2)%
Asset-based	35.5	31.2	13.8%	104.9	90.2	16.3%
Transaction-based	6.2	6.6	(6.1)%	18.0	17.9	0.6%
Morningstar Wealth total	$61.8	$58.0	6.6%	$183.4	$168.7	8.7%

Morningstar Credit
License-based	$4.3	$3.0	43.3%	$12.2	$8.7	40.2%
Asset-based	—	—	—%	—	—	—%
Transaction-based	66.6	49.9	33.5%	196.6	145.2	35.4%
Morningstar Credit total	$70.9	$52.9	34.0%	$208.8	$153.9	35.7%

Morningstar Retirement
License-based	$0.4	$0.5	(20.0)%	$1.4	$1.4	—%
Asset-based	31.4	27.2	15.4%	92.1	78.7	17.0%
Transaction-based	—	—	—%	—	0.2	NMF
Morningstar Retirement total	$31.8	$27.7	14.8%	$93.5	$80.3	16.4%

Corporate and All Other (2)
License-based	$30.8	$32.5	(5.2)%	$95.3	$93.2	2.3%
Asset-based	16.9	13.1	29.0%	48.5	35.2	37.8%
Transaction-based	2.1	3.0	(30.0)%	6.6	6.6	—%
Corporate and All Other total	$49.8	$48.6	2.5%	$150.4	$135.0	11.4%

License-based	$408.8	$384.5	6.3%	$1,210.7	$1,124.5	7.7%
Asset-based	83.8	71.5	17.2%	245.5	204.1	20.3%
Transaction-based	76.8	59.5	29.1%	227.9	171.3	33.0%
Consolidated revenue	$569.4	$515.5	10.5%	$1,684.1	$1,499.9	12.3%
___________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook's media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

(2) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

In the third quarter of 2024, consolidated revenue increased 10.5% to $569.4 million. Foreign currency translations had a positive impact in the quarter, increasing revenue by $1.6 million.

License-based revenue grew $24.3 million, or 6.3%, during the third quarter of 2024. On an organic basis, license-based revenue increased 6.4%. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased $12.3 million, or 17.2%, during the third quarter of 2024. On an organic basis, asset-based revenue increased 16.9%. Reported and organic revenue growth was primarily driven by increases in Morningstar Wealth, Morningstar Retirement, and Morningstar Indexes.

Transaction-based revenue increased $17.3 million, or 29.1%, in the third quarter of 2024. On an organic basis, transaction-based revenue increased 25.9%, primarily driven by Morningstar Credit revenue.

In the first nine months of 2024, consolidated revenue increased 12.3% to $1,684.1 million. Foreign currency translations had a positive impact in the first nine months of 2024, increasing revenue by $1.4 million.

License-based revenue grew $86.2 million, or 7.7%, during the first nine months of 2024. On an organic basis, license-based revenue increased 7.9%. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased $41.4 million, or 20.3%, on a reported and organic basis in the first nine months of 2024. Reported and organic revenue growth was primarily driven by increases in Morningstar Wealth, Morningstar Retirement, and Morningstar Indexes.

Transaction-based revenue increased $56.6 million, or 33.0%, in the first nine months of 2024. On an organic basis, transaction-based revenue increased 30.3% primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue (revenue excluding acquisitions, divestitures, the adoption of new accounting standards or revisions to accounting practices (accounting changes), and the effect of foreign currency translations) is considered a non-GAAP financial measure.

We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period. Beginning in the fourth quarter of 2024, we will exclude revenue related to our Commodity and Energy Data business, which we divested in the third quarter of 2024, from our organic revenue growth calculation for a period of 12 months after we complete the divestiture.

The table below reconciles reported consolidated revenue with organic revenue:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Consolidated revenue	$569.4	$515.5	10.5%	$1,684.1	$1,499.9	12.3%
Less: acquisitions	—	—	—%	—	—	—%
Less: accounting changes	—	—	—%	—	—	—%
Effect of foreign currency translations	(1.6)	—	NMF	(1.4)	—	NMF
Organic revenue	$567.8	$515.5	10.1%	$1,682.7	$1,499.9	12.2%

Organic revenue increased 10.1% in the third quarter, driven by organic growth in Morningstar Credit, PitchBook, and Morningstar Data and Analytics. Organic revenue increased 12.2% during the first nine months of 2024, driven by growth in Morningstar Credit, PitchBook, and Morningstar Data and Analytics. Foreign currency translations had a $1.6 million impact on revenue during the third quarter of 2024 and a $1.4 million impact during the first nine months of 2024.

Consolidated Revenue by Geographical Area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
United States	$411.3	$370.7	11.0%	$1,212.5	$1,083.5	11.9%

Asia	11.9	13.0	(8.5)%	37.6	36.7	2.5%
Australia	16.3	14.5	12.4%	47.0	43.5	8.0%
Canada	33.0	28.8	14.6%	103.4	86.2	20.0%
Continental Europe	51.6	47.3	9.1%	151.4	136.0	11.3%
United Kingdom	42.1	38.4	9.6%	123.0	106.2	15.8%
Other	3.2	2.8	14.3%	9.2	7.8	17.9%
Total International	158.1	144.8	9.2%	471.6	416.4	13.3%

Consolidated revenue	$569.4	$515.5	10.5%	$1,684.1	$1,499.9	12.3%

International revenue comprised 28% of our consolidated revenue for the third quarter and first nine months of 2024 and 2023. Approximately 59% of international revenue was generated in Continental Europe and the United Kingdom during the third quarters of both 2024 and 2023, compared to 58% during the first nine months of both 2024 and 2023.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Cost of revenue	$222.7	$202.9	9.8%		$663.5	$638.1	4.0%
% of consolidated revenue	39.1%	39.4%	(0.3)	pp	39.4%	42.5%	(3.1)	pp
Sales and marketing	107.9	106.3	1.5%		323.8	323.4	0.1%
% of consolidated revenue	19.0%	20.6%	(1.6)	pp	19.2%	21.6%	(2.4)	pp
General and administrative	77.6	89.7	(13.5)%		238.2	263.8	(9.7)%
% of consolidated revenue	13.6%	17.4%	(3.8)	pp	14.2%	17.6%	(3.4)	pp
Depreciation and amortization	45.7	46.6	(1.9)%		142.0	138.4	2.6%
% of consolidated revenue	8.0%	9.0%	(1.0)	pp	8.4%	9.2%	(0.8)	pp
Total operating expense	$453.9	$445.5	1.9%		$1,367.5	$1,363.7	0.3%
% of consolidated revenue	79.7%	86.4%	(6.7)	pp	81.2%	90.9%	(9.7)	pp

Consolidated operating expense increased $8.4 million, or 1.9%, in the third quarter of 2024 and was relatively flat during the nine months ended September 30, 2024. Excluding the impact of M&A-related expenses, amortization, and costs related to the transition of the company's China activities in the prior-year periods, operating expense increased 3.7% in the third quarter and 2.0% during the first nine months of 2024. Foreign currency translations also had an unfavorable $1.2 million and $0.8 million impact on operating expense during the third quarter of 2024 and the first nine months of 2024, respectively.

Increases in compensation expense and technology infrastructure costs were mostly offset by decreases in severance expense and amortization expense during the third quarter of 2024 and the impact of SEC settlement-related expenses for DBRS, Inc. in the third quarter of 2023.

Compensation expense (which primarily consists of salaries, bonuses, and other company-sponsored benefits) increased $16.2 million in the third quarter of 2024. These higher costs primarily reflect an increase in bonus expense as a result of increased accruals due to favorable performance compared to targets in certain parts of the business.

Technology infrastructure costs consisting of expenses related to SaaS-based software subscriptions and cloud computing of $4.0 million were also an operating expense driver during the third quarter of 2024 due to the company's investment in and renewal of various SaaS-based platforms across the business.

Depreciation expense increased $2.5 million in the third quarter of 2024, driven mainly by higher levels of capitalized software development over the past several years.

On September 29, 2023, DBRS, Inc. entered into two settlements with the SEC requiring DBRS, Inc. to pay an aggregate of $8.0 million in civil monetary penalties. The DBRS, Inc. SEC settlements resulted in a $6.0 million expense for the third quarter of 2023, bringing the total expense to $8.0 million for the first nine months of 2023.

Severance expense decreased $3.9 million during the third quarter of 2024 compared to the prior year period. We recorded $5.0 million of severance expense during the third quarter of 2023 related to targeted reorganizations and headcount reductions in certain parts of the business, including Morningstar Sustainalytics, Morningstar Wealth, and Morningstar Credit.

Intangible amortization expense decreased $3.0 million during the third quarter of 2024 compared to the prior year period as certain intangible assets from some of our earlier acquisitions became fully amortized.

Increases in compensation expense, technology infrastructure costs, and depreciation expense were mostly offset by decreases in professional fees and facilities-related expenses during the first nine months of 2024 and the impact of DBRS, Inc. SEC settlement-related expenses during the first nine months of 2023.

Compensation expense, technology infrastructure costs, and depreciation expense increased $23.7 million, $9.4 million, and $7.1 million, respectively, in the first nine months of 2024 compared to the prior year period due to the factors noted above.

Professional fees and facilities-related expenses decreased $9.3 million and $7.0 million, respectively, during the first nine months of 2024 compared with the prior year period. Professional fees declined due to lower expenses for third-party resources supporting M&A integration-related activity. Facilities-related expenses decreased partially due to reduction of office space in certain geographies.

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 76% of our employees in this category.

Cost of revenue increased $19.8 million in the third quarter of 2024 and $25.4 million in the first nine months of 2024. Higher compensation expense of $13.1 million and $17.3 million in the third quarter and first nine months of 2024, respectively, were the primarily drivers of the increase due to the factors noted above. Higher technology infrastructure costs also increased $2.1 million and $5.5 million during the third quarter and first nine months of 2024, respectively, due to the same factors noted above.

Sales and Marketing

Sales and marketing expense increased $1.6 million in the third quarter of 2024 and was relatively flat during the first nine months of 2024. Advertising and marketing costs increased $1.0 million during the third quarter of 2024 due to higher marketing campaign and conference expense. Professional fees also increased $1.0 million during the third quarter of 2024.

General and Administrative

General and administrative expense decreased $12.1 million in the third quarter of 2024. A decline in SEC-related settlement expense and professional fees of $6.0 million and $3.7 million, respectively, were the largest contributors to the decline during the quarter due to the factors noted above.

General and administrative expense decreased $25.6 million in the first nine months of 2024. A decline in professional fees and 2023 DBRS, Inc. SEC-related settlement expenses of $13.0 million and $8.0 million, respectively, were the largest contributors to the decline due to the factors noted above. Facilities-related expenses also declined $6.7 million during the first nine months of 2024 due to the factors noted above. These decreases were partially offset by higher compensation expense primarily due to an increase in bonus expense and company-sponsored benefits.

Depreciation and Amortization

Depreciation expense increased $2.5 million in the third quarter of 2024 and $7.1 million in the first nine months of 2024, driven mainly by higher levels of capitalized software development over the past several years.

Intangible amortization expense decreased $3.0 million during both the third quarter of 2024 and the first nine months of 2024 as certain intangible assets from some of our earlier acquisitions became fully amortized.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2024	2023	Change		2024	2023	Change
Operating income	$115.5	$70.0	65.0%		$316.6	$136.2	132.5%
% of revenue	20.3%	13.6%	6.7	pp	18.8%	9.1%	9.7	pp

Consolidated operating income increased $45.5 million in the third quarter of 2024, reflecting an increase in revenue of $53.9 million and an increase in operating expense of $8.4 million. Operating margin was 20.3%, an increase of 6.7 percentage points compared with the third quarter of 2023.

Consolidated operating income increased $180.4 million in the first nine months of 2024, reflecting an increase in revenue of $184.2 million and a decrease in operating expense of $3.8 million. Operating margin was 18.8%, an increase of 9.7 percentage points compared with the first nine months of 2023.

Non-GAAP Financial Measures

We reported adjusted operating income of $130.3 million and $372.1 million in the third quarter of 2024 and first nine months of 2024, respectively, which excludes intangible amortization expense, M&A-related expenses, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Operating income	$115.5	$70.0	65.0%	$316.6	$136.2	132.5%
Add: Intangible amortization expense (1)	14.7	17.7	(16.9)%	49.9	52.9	(5.7)%
Add: M&A-related expenses (2)	0.1	1.7	(94.1)%	5.6	8.9	(37.1)%
Add: Severance and personnel expenses (3)	—	1.3	NMF	—	5.4	NMF
Add: Transformation costs (3)	—	0.6	NMF	—	7.0	NMF
Add: Asset impairment costs (3)	—	0.7	NMF	—	3.1	NMF
Adjusted operating income	$130.3	$92.0	41.6%	$372.1	$213.5	74.3%

Morningstar Data and Analytics	$91.4	$88.4	3.4%	$269.9	$249.4	8.2%
PitchBook	50.4	39.1	28.9%	137.7	106.7	29.1%
Morningstar Wealth	(0.7)	(8.2)	NMF	(8.5)	(35.1)	NMF
Morningstar Credit	15.2	2.8	442.9%	55.4	3.8	NMF
Morningstar Retirement	16.9	14.7	15.0%	48.4	39.3	23.2%
Less: Corporate and All Other (4)	(42.9)	(44.8)	(4.2)%	(130.8)	(150.6)	(13.1)%
Adjusted operating income	$130.3	$92.0	41.6%	$372.1	$213.5	74.3%

We reported adjusted operating margin of 22.9% in the third quarter of 2024 and 22.1% in the first nine months of 2024, which excludes intangible amortization expense, M&A-related expenses, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Operating margin	20.3%	13.6%	6.7 pp	18.8%	9.1%	9.7 pp
Add: Intangible amortization expense (1)	2.6%	3.4%	(0.8) pp	3.0%	3.5%	(0.5) pp
Add: M&A-related expenses (2)	—%	0.3%	(0.3) pp	0.3%	0.6%	(0.3) pp
Add: Severance and personnel expenses (3)	—%	0.3%	(0.3) pp	—%	0.4%	(0.4) pp
Add: Transformation costs (3)	—%	0.1%	(0.1) pp	—%	0.5%	(0.5) pp
Add: Asset impairment costs (3)	—%	0.1%	(0.1) pp	—%	0.2%	(0.2) pp
Adjusted operating margin	22.9%	17.8%	5.1 pp	22.1%	14.3%	7.8 pp
____________________________________________________________________________________________
(1) Excludes finance lease amortization expense of $0.1 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.

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

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. During the third quarter of 2024 and 2023, unallocated corporate expenses were $43.5 million and $36.3 million, respectively. During first nine months of 2024 and 2023, unallocated corporate expenses were $130.4 million and $111.4 million, respectively. Unallocated corporate expenses include finance, human resources, legal, marketing, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Data and Analytics

The following table presents the results for Morningstar Data and Analytics:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$198.5	$188.7	5.2%	$592.1	$554.5	6.8%
Adjusted operating income	$91.4	$88.4	3.4%	$269.9	$249.4	8.2%
Adjusted operating margin	46.0%	46.8%	(0.8) pp	45.6%	45.0%	0.6 pp

Total revenue increased $9.8 million, or 5.2%, for the three months ended September 30, 2024. Revenue grew 4.7% on an organic basis, primarily driven by growth in Morningstar Direct and Morningstar Data. This growth was partially offset by softness in research distribution, reflecting the loss of a large client who brought coverage in-house, and in Morningstar Advisor Workstation, due to revenue declines related to an evolving product strategy.

Morningstar Direct contributed $5.9 million to revenue growth, with revenue increasing 11.5%, or 11.0%, on an organic basis, reflecting growth across all geographies. Direct licenses increased 1.4%.

Morningstar Data contributed $5.4 million to revenue growth, with revenue increasing 7.6% or 7.0% on an organic basis. Increases in managed investment (fund) data and Morningstar Essentials helped drive Morningstar Data growth, partially offset by softness in exchange market data.

Adjusted operating income increased $3.0 million, or 3.4%, and adjusted operating margin decreased 0.8 percentage points for the three months ended September 30, 2024, due in part to higher stock-based compensation.

Total revenue increased $37.6 million, or 6.8%, for the nine months ended September 30, 2024. Revenue grew 6.6% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Adjusted operating income increased $20.5 million, or 8.2%, and adjusted operating margin increased 0.6 percentage points for the nine months ended September 30, 2024.

Depreciation expense was $9.8 million and $7.9 million for the three months ended September 30, 2024 and 2023, respectively, and $27.5 million and $23.1 million for the nine months ended September 30, 2024 and 2023, respectively.

PitchBook

The following table presents the results for PitchBook:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$156.6	$139.6	12.2%	$455.9	$407.5	11.9%
Adjusted operating income	$50.4	$39.1	28.9%	$137.7	$106.7	29.1%
Adjusted operating margin	32.2%	28.0%	4.2 pp	30.2%	26.2%	4.0 pp

Total revenue increased $17.0 million, or 12.2% on a reported and organic basis, for the three months ended September 30, 2024.

Revenue for the PitchBook platform, direct data, and Leveraged Commentary & Data (LCD) combined contributed $17.1 million to revenue growth, with revenue increasing 12.5% on a reported and organic basis. Growth was primarily driven by the PitchBook platform with licensed users growing 19.0%. PitchBook clients who were not previously LCD clients drove the majority of the increase in licensed users, although growth continued to reflect the impact of legacy LCD clients who have moved to the PitchBook platform and are now reflected in licensed user counts. PitchBook platform growth drivers were consistent with recent quarters and reflected strength in PitchBook's core investor and advisor client segments, including venture capital, private equity, and investment banks. This was partially offset by continued softness in the corporate client segment, especially with smaller firms with more limited use cases.

Adjusted operating income increased $11.3 million, or 28.9%, and adjusted operating margin increased 4.2 percentage points for the three months ended September 30, 2024.

Total revenue increased $48.4 million, or 11.9% on a reported and organic basis, for the nine months ended September 30, 2024. Revenue growth was primarily driven by the PitchBook platform.

Adjusted operating income increased $31.0 million, or 29.1%, and adjusted operating margin increased 4.0 percentage points for the nine months ended September 30, 2024. The increase in margin was partially driven by the forfeiture of stock in the now-terminated PitchBook management bonus plan, which was a compensation vehicle designed primarily to incentivize PitchBook's former CEO.

Depreciation expense was $7.6 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively, and $23.3 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$61.8	$58.0	6.6%	$183.4	$168.7	8.7%
Adjusted operating loss	$(0.7)	$(8.2)	NMF	$(8.5)	$(35.1)	NMF
Adjusted operating margin	(1.1)%	(14.1)%	13.0 pp	(4.6)%	(20.8)%	16.2 pp

Total revenue increased $3.8 million, or 6.6%, for the three months ended September 30, 2024. Revenue grew 6.1% on an organic basis, primarily driven by growth in Investment Management, which was partially offset by softness in advertising sales for Morningstar.com.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for certain Investment Management products including Morningstar Managed Portfolios. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Wealth AUMA:

	As of September 30,
(in billions)	2024	2023	Change
Morningstar Managed Portfolios	$44.6	$35.4	26.0%
Institutional Asset Management	7.3	7.3	—%
Asset Allocation Services	11.8	8.0	47.5%
Investment Management (total)	$63.7	$50.7	25.6%

Investment Management contributed $4.5 million to consolidated revenue growth, with revenue increasing 14.5% on a reported or 13.3% organic basis. Growth was primarily supported by higher revenue for strategist model portfolios offered on third-party platforms. Reported AUMA increased 25.6% to $63.7 billion compared with the prior-year period, helped by strong market performance which drove higher asset values. Positive net flows to Morningstar Managed Portfolios over the trailing 12 months primarily reflected net inflows outside the United States and to strategist portfolios in the United States.

Adjusted operating loss decreased $7.5 million and adjusted operating margin increased 13.0 percentage points for the three months ended September 30, 2024. Prior-year period operating expense included $1.4 million in severance related to targeted reorganizations.

Total revenue increased $14.7 million, or 8.7%, for the nine months ended September 30, 2024. Revenue grew 8.7% on an organic basis, primarily driven by growth in Investment Management.

Adjusted operating loss decreased $26.6 million and adjusted operating margin increased 16.2 percentage points for the nine months ended September 30, 2024.

Depreciation expense was $4.3 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $14.0 million and $11.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$70.9	$52.9	34.0%	$208.8	$153.9	35.7%
Adjusted operating income	$15.2	$2.8	442.9%	$55.4	$3.8	NMF
Adjusted operating margin	21.4%	5.3%	16.1 pp	26.5%	2.5%	24.0 pp

Total revenue increased $18.0 million, or 34.0% on a reported and organic basis, for the three months ended September 30, 2024. Ratings-related revenue increased across asset classes and geographies, compared to a relatively soft prior-year period, with particular strength in commercial mortgage-backed securities, residential mortgage-backed securities, and asset-based securities. Higher corporate ratings revenue also contributed to growth.

Adjusted operating income increased $12.4 million and adjusted operating margin increased 16.1 percentage points for the three months ended September 30, 2024. Prior-year period operating expense included $6.0 million in expense related to the DBRS, Inc. SEC settlements and $1.1 million in severance related to targeted reorganizations.

Total revenue increased $54.9 million, or 35.7% on a reported and organic basis, for the nine months ended September 30, 2024. Consistent with the trend for the three months ended September 30, 2024, year-to-date growth was supported by ratings-related revenue increasing across asset classes and geographies.

Adjusted operating income increased $51.6 million and adjusted operating margin increased 24.0 percentage points for the nine months ended September 30, 2024.

Depreciation expense was $2.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $5.8 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Total revenue	$31.8	$27.7	14.8%	$93.5	$80.3	16.4%
Adjusted operating income	$16.9	$14.7	15.0%	$48.4	$39.3	23.2%
Adjusted operating margin	53.1%	53.1%	0.0 pp	51.8%	48.9%	2.9 pp

Total revenue increased $4.1 million, or 14.8% on a reported and organic basis for the three months ended September 30, 2024. AUMA, calculated using the most recently available average quarterly or monthly data, increased 24.2% to $264.4 billion compared with the prior-year period, reflecting market gains and positive net flows, supported by strong growth in Advisor Managed Accounts.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of September 30,
(in billions)	2024	2023	Change
Managed Accounts	$155.1	$121.1	28.1%
Fiduciary Services	63.0	54.9	14.8%
Custom Models/CIT	46.3	36.9	25.5%
Morningstar Retirement (total)	$264.4	$212.9	24.2%

Adjusted operating income increased $2.2 million, or 15.0%, and adjusted operating margin was unchanged for the three months ended September 30, 2024.

Total revenue increased $13.2 million, or 16.4% on a reported and organic basis for the nine months ended September 30, 2024. Year-to-date growth, similar to the three months ended September 30, 2024, was supported by higher AUMA.

Adjusted operating income increased $9.1 million, or 23.2%, and adjusted operating margin increased 2.9 percentage points for the nine months ended September 30, 2024.

Depreciation expense was $2.2 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $7.6 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Corporate and All Other

Corporate and All Other revenue increased $1.2 million, or 2.5% on a reported basis, and $15.4 million, or 11.4% on a reported basis for the three and nine months ended September 30, 2024, respectively.

Morningstar Indexes contributed $4.3 million to Corporate and All Other revenue growth with revenue increasing 24.4%, or 23.7%, on an organic basis for the three months ended September 30, 2024. The increase in Morningstar Indexes revenue was primarily driven by higher investable product revenue as market performance and net inflows over the trailing 12 months increased asset value linked to Morningstar Indexes by 37.5% to $228.2 billion.

Morningstar Indexes contributed $15.3 million to Corporate and All Other revenue growth with revenue increasing 32.4%, or 32.3%, on an organic basis for the nine months ended September 30, 2024.

Morningstar Sustainalytics revenues declined compared to the prior period for the three months ended September 30, 2024. The decline was largely driven by lower revenues for ESG Risk Ratings and other licensed-based products, reflecting increased cancellations due to vendor consolidation and softness in parts of the retail asset management and wealth client segments. Revenue was also negatively impacted by further streamlining of licensed-ratings offerings.

Morningstar Sustainalytics contributed $0.5 million to Corporate and All Other revenue growth with revenue increasing 0.6%, or 0.4%, on an organic basis for the nine months ended September 30, 2024.

Non-operating income (expense), net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Income (Expense), Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Interest income	$3.2	$3.0	$8.5	$5.9
Interest expense	(12.1)	(15.8)	(39.2)	(46.1)
Realized gain on sale of investments, reclassified from other comprehensive income	0.5	1.9	3.3	2.4
Gain on sale of business	45.3	—	45.3	—
Expense from equity method transaction, net	—	—	—	(11.8)
Other income (expense), net	(0.5)	(1.7)	(6.1)	4.6
Non-operating income (expense), net	$36.4	$(12.6)	$11.8	$(45.0)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Effective September 30, 2024, we sold our Commodity and Energy Data business within the Morningstar Data and Analytics segment for a purchase price of $52.4 million and recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.

Expense from equity method transaction, net for the nine months ended September 30, 2023 reflects the impact of the Termination Agreement with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). See Note 10 of the Notes to our Unaudited Consolidated Financial Statements for additional information on the Termination Agreement and Tender Offer Agreement.

Other income (expense), net includes foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Equity in investments of unconsolidated entities	$(2.6)	$(1.6)	$(5.3)	$(4.7)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$151.9	$57.4	$328.4	$91.2
Equity in investments of unconsolidated entities	(2.6)	(1.6)	(5.3)	(4.7)
Income before income taxes	$149.3	$55.8	$323.1	$86.5
Income tax expense	$29.6	$16.7	$70.1	$18.9
Effective tax rate	19.8%	29.9%	21.7%	21.8%

Our effective tax rate in the third quarter and first nine months of 2024 was 19.8% and 21.7%, respectively, reflecting decreases of 10.1 and 0.1 percentage points, respectively, compared with the same periods in the prior year. The decreases are primarily attributable the book gain in excess of taxable gain on the sale of our Commodity and Energy Data business in the third quarter of 2024.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents, and investments totaling $601.7 million, compared with $389.0 million as of December 31, 2023, an increase of $212.7 million.

Cash provided by operating activities is our main source of cash. In the first nine months of 2024, cash provided by operating activities was $438.2 million compared to $178.6 million in the prior-year period. Free cash flow increased to $336.1 million compared to $89.5 million in the prior-year period. Operating cash flow and free cash flow were driven by higher cash earnings and improvements in working capital. We made annual bonus payments of $123.9 million during the first quarter of 2024 compared with $98.3 million in the first quarter of 2023.

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

Approximately 73% of our cash, cash equivalents, and investments balance as of September 30, 2024 was held by our operations outside the United States, down from 76% as of December 31, 2023. We generally consider our U.S. directly-owned foreign subsidiary earnings to be permanently reinvested.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the Company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of September 30, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $515.9 million, net of debt issuance costs, with borrowing availability of $650.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2024, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.2x.

Dividend

In September 2024, our board of directors approved a regular quarterly dividend of $0.405 per share, or $17.4 million, payable on October 31, 2024 to shareholders of record as of October 4, 2024. We paid $52.0 million in dividends in the nine months ended September 30, 2024.

Share Repurchase Program

In December 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023. This authorization expires on December 31, 2025. For the three and nine months ended September 30, 2024, we did not repurchase any shares under the share repurchase program. As of September 30, 2024 we have $498.6 million available for future repurchases under the current share repurchase program.

Other

We expect to continue making capital expenditures in the remainder of 2024, primarily for computer hardware and software provided by third parties, internally developed software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

We define free cash flow as cash provided by or used for operating activities less capital expenditures, and it is considered a non-GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Cash provided by operating activities	$191.9	$130.7	46.8%	$438.2	$178.6	145.4%
Capital expenditures	(36.1)	(29.3)	23.2%	(102.1)	(89.1)	14.6%
Free cash flow	$155.8	$101.4	53.6%	$336.1	$89.5	275.5%

We generated free cash flow of $155.8 million in the third quarter of 2024 compared with $101.4 million in the third quarter of 2023. The change reflects a $61.2 million increase in cash provided by operating activities and an increase in capital expenditures compared to the prior-year period. The increase in cash flow from operations was primarily driven by higher cash earnings and improvements in working capital.

During the third quarter of 2023, the company paid $16.1 million of severance and other costs related to the significant reduction and shift of the Company's operations in China. Excluding the impact of these severance payments and related costs, free cash flow would have been $117.5 million.
For the first nine months of 2024, we had free cash flow of $336.1 million compared with $89.5 million in the first nine months of 2023. The change reflects a $259.6 million increase in cash provided by operating activities and an increase in capital expenditures. The increase in cash flow from operations was primarily driven by higher cash earnings and improvements in working capital. Capital expenditures increased primarily due to investment in our product development efforts across our key product areas.

During the first quarter of 2023, the company made its final $50.0 million payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows. In the second quarter of 2023, the company made the final cash payments of $59.9 million related to the Termination Agreement, which were reflected in operating cash flows. Excluding the $4.5 million LCD payment within operating cash flow, payments related to the Termination Agreement of $59.9 million, and $26.2 million of severance and other related costs paid for the shift of the company's operations in China, which together totaled $90.6 million, free cash flow would have been $180.1 million for the nine months ended September 30, 2023.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended September 30, 2024 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2024, our cash, cash equivalents, and investments balance was $601.7 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $5.2 million impact on our interest expense based on our outstanding principal balance and SOFR rates at September 30, 2024.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in U.S. dollars as of September 30, 2024	0.6926	1.3389	0.7399	1.1162	n/a

Percentage of revenue	2.7%	7.3%	6.1%	6.5%	5.4%
Percentage of operating income (loss)	5.7%	(5.9)%	4.7%	9.1%	(12.0)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(4.8)	$(12.9)	$(10.4)	$(11.2)	$(9.4)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.9)	$2.0	$(1.5)	$(2.9)	$3.7

The table below shows our net investment exposure to foreign currencies as of September 30, 2024:

	As of September 30, 2024
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$70.9	$313.0	$250.6	$246.7	$223.0
Less: liabilities	(32.3)	(86.3)	(122.3)	(150.0)	21.6
Net currency position	$38.6	$226.7	$128.3	$96.7	$244.6

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.9)	$(22.7)	$(12.8)	$(9.7)	$(24.5)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART 2.OTHER INFORMATION

Item 1.Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 14 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report.

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report and in Part II, “Item IA. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, when deciding whether to invest in our common stock or otherwise evaluating our business. If any of those risks or uncertainties materialize, our business, financial condition, and/or operating results could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Our operations could also be affected by other risks and uncertainties that are not presently known to us or that we currently consider immaterial to our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended September 30, 2024. Refer to Note 15 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
July 1, 2024 - July 31, 2024	—	$—	—	$498,550,338
August 1, 2024 - August 31, 2024	—	—	—	$498,550,338
September 1, 2024 - September 30, 2024	—	—	—	$498,550,338
Total	—	$—	—
_______________________________________
(a) Repurchases will only be effected pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2024, none of the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities.

Other 10b5-1 Plan Information

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and officers (as defined in Section 16 of the Exchange Act) that were in effect as of October 11, 2024:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through October 11, 2024	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	11/17/2023	4/30/2025	05/01/2024 to 04/30/2025	500,000	Shares to be sold under the plan if the stock reaches specified prices	250,000	15,304,659
Steven Kaplan Director	8/3/2023	11/11/2024	03/11/2024 to 11/11/2024	5,000	Shares to be sold under the plan at market price	3,750	39,871
William Lyons Director	3/5/2024	11/30/2024	06/04/2024 to 11/30/2024	4,500	Shares to be sold under the plan if the stock reaches specified prices	3,750	11,395
________________________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on October 11, 2024 and includes RSUs that will vest by December 10, 2024. The estimates do not reflect any changes to beneficial ownership that may have occurred since October 11, 2024. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

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

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on October 25, 2024 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

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

MORNINGSTAR, INC.

Date: October 25, 2024	By:	/s/ Jason Dubinsky
Jason Dubinsky
Chief Financial Officer (principal financial officer)