Form 10-K
period 2024-12-31
Morningstar, Inc.
filed 2025-02-28
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2024 was $8.0 billion. As of February 21, 2025, there were 42,839,680 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant's Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the registrant's fiscal year ended December 31, 2024, are incorporated into Part III of this Form 10-K.

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

Our Business

Morningstar, Inc. is a leading global provider of independent investment insights. Our core competencies are data, research, design, and technology, and we employ each of these to create products built on the depth and breadth of our data that are designed to clearly convey complex investment information. We offer a variety of products and solutions that serve a wide range of market participants, including individual and institutional investors in public and private capital markets; financial advisors and wealth managers; alliances and redistributors; asset managers; retirement plan providers, advisors and sponsors; and issuers of fixed-income securities. We also leverage our investing expertise to manage assets for clients who value the guidance of professional portfolio management teams.

We structure our business to help investors in three key areas. First, our products support individuals, financial advisors and wealth managers, asset managers, and institutions who make their own investment decisions. Through our Morningstar Data and Analytics and PitchBook segments and Morningstar Sustainalytics products, our customers have access to a wide selection of investment data, fundamental equity research, manager research, private capital markets research, environmental, social, and governance ratings and data, fund ratings, and indexes directly on our proprietary desktop or web-based software platforms, or through direct data feeds, direct shares, streaming capabilities and application programming interfaces (APIs).

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

Finally, through our Morningstar Credit segment, we provide investors with credit ratings, research, data, and credit analytics solutions that we believe contribute to the transparency of international and domestic credit markets. Morningstar DBRS is the fourth largest credit rating agency in the world, offering a wide range of credit rating services and products for financial institutions, corporate and sovereign entities, and structured finance products and instruments.

While other companies may offer research, ratings, data, software products, indexes, or investment management services, we believe that we are one of the few companies that can deliver all of these in alignment with our mission of empowering investor success. We believe that our focus on putting investors first, paired with the way we use design and technology to communicate complex financial information, sets us apart from our peers in the financial services industry.

Our Data, Research, and Ratings

Morningstar’s trusted data, research, and ratings underpin everything we do across our business. Our data covers a wide range of investment offerings, including managed investment products, publicly listed companies, private companies, fixed-income securities, private credit, and bank loans.

We focus our data, research, and ratings efforts on several areas:

Manager research (including mutual funds, exchange-traded funds (ETFs), separately-managed accounts, and other vehicles)
We have been providing independent analyst research on managed investment strategies since the mid-1980s. In 2023, we united our two forward-looking managed investment ratings–the Morningstar Analyst Rating and the Morningstar Quantitative Ratings for funds–into a single rating: the Morningstar Medalist Rating. The Morningstar Medalist Rating blends human and machine-driven research and analysis that have long underpinned our qualitative and quantitative ratings approaches, simplifying strategy search, selection, and workflow monitoring. The Medalist Rating covers more than 64,000 distinct mutual funds, ETFs, separately managed accounts, and model portfolios and more than 450,000 share classes worldwide. It augments other quantitative ratings and analytics, such as the Morningstar Rating for funds (the “star rating”), which ranks managed investment strategies such as mutual funds based on their past risk-adjusted performance versus their Morningstar category peers. We also publish research and ratings on state-sponsored college-savings plans, target-date funds, and health-savings accounts.

In addition, the Morningstar Style Box visually depicts a strategy’s underlying investment style, making it easier to compare investments and build portfolios. The star rating and style box have become important tools that millions of investors and advisors use to make investment decisions.

As of December 31, 2024, we had more than 130 manager research analysts globally, including teams in North America, Europe, Australia, and Asia.

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

PitchBook’s Institutional Research Group is a provider of investment strategy, fund performance and industry research. The group leverages PitchBook’s proprietary data, such as valuations, deal multiples, and fund returns, to deliver analysis that allows clients to quickly gauge trends, price transactions, assess risks and identify notable company sets in the private capital markets. As of December 31, 2024, the team provides coverage of the private equity, venture capital, real assets, leveraged loan, high-yield bond, and private credit asset classes. PitchBook also provides full-time analyst coverage of emerging technology industries, delivering comprehensive assessments of disruptive sectors to help clients better segment and size markets, understand company and investor landscapes, evaluate opportunities, and develop conviction around the growth trajectories of emerging industries.

As of December 31, 2024, we had approximately 130 public equity researchers and more than 30 private markets researchers globally, making us one of the largest providers of independent equity research. In addition to our analyst-driven coverage, we provide quantitative ratings and reports for approximately 40,000 publicly traded companies across Morningstar's solutions and cover approximately 5.2 million privately-held companies through the PitchBook platform.

Credit ratings

Morningstar DBRS provides global credit ratings as the world’s fourth largest credit rating agency. We rate more than 4,000 issuers and 60,000 securities worldwide, providing independent credit ratings for financial institutions, corporate and sovereign entities, and structured finance products and instruments. Our goal is to bring more clarity, diversity, and responsiveness to the ratings process. We believe that our approach and size provide the agility to respond to customers’ needs with the necessary expertise and resources.

As of December 31, 2024, we had more than 500 credit rating analysts and analytical support staff based in the United States (US), Canada, Europe, and India.

ESG Risk Ratings

Morningstar Sustainalytics’ ESG Risk Ratings look to provide investors with tools to assess financially material environmental, social and governance risks that could affect the long-term performance of their investments at the security, fund, and portfolio levels. The ratings introduce a single measurement unit to assess these risks across 22 different material issues (MEIs). Morningstar Sustainalytics’ ESG Risk Ratings are designed to provide insight into a company’s absolute ESG risk that is comparable across peers and sub-industries while allowing for aggregation at the portfolio level.

As of December 31, 2024, Morningstar Sustainalytics rated more than 16,000 companies globally and employed more than 190 research analysts based in the US, Canada, Europe, and Asia.

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

Morningstar Data and Analytics

Morningstar Data and Analytics provides investors comprehensive data, research and insights, and investment analysis to empower investment decision-making. Morningstar Data and Analytics includes Morningstar Data, Morningstar Direct, Morningstar Advisor Workstation, Profiles and Morningstar Direct Reporting, Direct Web Services, and Morningstar Research Distribution. These products are designed to provide seamless access to Morningstar's managed investment, public equities, and fixed-income data, with a focus on making the work of portfolio managers, product developers, marketers, advisors, and analysts more efficient and effective.

In 2024, we sold our Commodity and Energy Data business, which was included in the Morningstar Data and Analytics segment.

Morningstar Data's licensed data gives asset managers, redistributors, and wealth managers independent, comprehensive, and timely data and research they can use to empower investor success. Our offering spans managed investments (including mutual funds, ETFs, separate accounts, collective investment trusts, and model portfolios), equities, and fixed-income securities and is available globally. Morningstar Data’s largest products include managed investment data, Morningstar Essentials, exchange market data, and equity data.

We are well-known for enriching raw data on managed investments with research-driven intellectual property to offer investors the ability to compare investments across asset classes and to better assess investments with easy-to-understand yet insightful and actionable insights. We distribute our proprietary statistics, including the Morningstar Category, Morningstar Style Box, and Morningstar Rating, through licensed data feeds. We also offer a wide range of other data sets, including information on investment performance, risk analytics, full historical portfolio holdings, operations data (such as managed investments’ fees and expenses), cash flows, financial statement data, consolidated industry statistics, and investment ownership.

Clients license Morningstar Data to build transparent products and services that investors, from those just starting out to sophisticated and high net worth individuals, can understand and use to reach their investing goals.

Morningstar Data is used to serve retail investors and their intermediaries, supporting a variety of investor communications, including websites, print publications, and marketing fact sheets, as well as for internal research and product development. Morningstar also serves redistributors who ultimately serve the asset and wealth client management segments. These clients use our data as inputs to their risk models or analytics alongside their own data to serve clients with products ranging from advisor tools to public financial sites. Smaller redistributor clients use vendor data for personal wealth apps or advisor-facing tools.

Demand for Morningstar Data has increased as clients build digital solutions, prepare for regulatory requirements, and incorporate automation, artificial intelligence (AI), machine learning, and other forms of data analytics into their workflows. We’re committed to covering our clients’ whole portfolios and offering the data they need to make informed investment decisions.

Our goal is to offer clients data that is available quickly and in the format most appropriate for their workflows. Our data feeds enable our clients to discover the data that they need, and to schedule delivery in S3, FTP, CSV, XML, JSON, Text, and TSV output formats. We provide access to Morningstar Data utilizing an API format to download and process large data files. The Morningstar Data team applies emerging methods in AI to regression, classification, deep learning, natural language processing, and optical character recognition to extract data from structured and unstructured content. The Morningstar Data team uses a "human in the loop" approach where machine inferences are presented to a data analyst for validation. Validated data is published in Morningstar products and used to retrain and continuously improve the Morningstar Data team's machine learning models. This approach enables Morningstar to produce data faster without compromising the quality of data that our clients use in making sound investment decisions.

Pricing is based on the data package being licensed, the level of distribution, and the use-case.

In 2024, Morningstar Data’s largest markets were North America and Europe.

Our main global competitors for mutual fund data include FE fundinfo and LSEG (Refinitiv). We also compete against smaller players that focus on local or regional information.

For market and equity data, we primarily compete with Bloomberg, FactSet, ICE Data Services, LSEG (Refinitiv), and S&P Global.

We estimate that the annual revenue renewal rate for Morningstar Data was 100% in 2024 versus 104% in 2023. In 2024, the annual revenue renewal rate calculation included exchange market data, which was not included in the prior-year period.

Morningstar Direct is an investment analysis and reporting application that delivers data and analytics across asset classes and streamlines report creation and distribution to client-facing groups and internal teams. Built on Morningstar's global database of registered and non-registered securities and data from third-party providers, the application helps asset managers with market research, product positioning, competitive analysis, and distribution strategies. Wealth managers use the tool to assist with manager research, fund selection, and the construction, monitoring, and distribution of model portfolios.

In 2024, Morningstar Direct saw significant enhancements, with an emphasis on creating an improved and streamlined user experience. Continuing the momentum from 2023, we refined Morningstar Direct’s user interface and expanded the Direct Lens experience. Direct Lens, designed to integrate and unify portfolio-creation capabilities, now offers expanded features, such as portfolio creation and analysis, list building, investment search capabilities, asset flows, and the integration of an AI-powered research assistant to more-efficiently help users to make the most of Direct Lens’ features. We enhanced Morningstar Direct’s equity data by incorporating consensus estimates and more comprehensive fundamental equity data. This development broadens the application of Morningstar Direct by showing users detailed equity insights alongside traditional use cases.

Morningstar Direct remains, we believe, a leading solution for analyzing and comparing investment data and showing the results of that research with robust reporting and data distribution capabilities. Expanded datasets and workflow improvements position Morningstar Direct as a multi-asset portfolio analytics application that combines proprietary research, data, and analytics, with data coverage that now extends to private investments, public investments outside of mutual funds, and individual securities. Morningstar Direct further evolved to meet the needs of investors in 2024 by introducing new datapoints, calculations, and portfolio-level insights, and enhancing coverage across fixed income, ETFs, model portfolios, and alternatives. Investors are adopting increasingly complex and dynamic investment strategies, and Morningstar Direct seeks to empower users with the tools, insights, and data they need to thrive in a rapidly changing industry.

Morningstar Direct is a desktop application that is installed locally on users’ computers. The Morningstar Direct desktop application connects over the internet to databases and application servers hosted primarily in Morningstar data centers, with some use of cloud (Amazon Web Services) infrastructure. A large portion of Morningstar Direct’s features and functionality are delivered using modern web components and frameworks delivered within the legacy application.

Pricing for Morningstar Direct is based on the number of licenses purchased, and our simplified licensing model eliminates charges for add-on features to maximize the customer experience and allow users to extract more value.

Morningstar Direct's primary markets are North America and Europe.

Morningstar Direct's primary competitors are Bloomberg, eVestment Alliance, FactSet Research System’s Cognity and SPAR, LSEG's (Refinitiv) Eikon, Strategic Insight’s Simfund, and Zephyr.

We estimate that our annual revenue renewal rate for Morningstar Direct was approximately 101% in 2024 and 2023.

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

In 2024, we continued to enhance Morningstar Advisor Workstation. We launched and won our first clients for a new proprietary model offering that allows our clients who are building model portfolios in Morningstar Direct to directly publish them to their advisors in Advisor Workstation. As firm models grow in popularity due to their ability to allow more-scalable investment plan personalization and align to US regulations, we expect more clients to seek out this offering. Additionally, we launched the insights dashboard in Enterprise Analytics, an add-on for Advisor Workstation that gives firms visibility into firmwide advisor activity. The new insights dashboard provides home offices with analytics to assess the quality, scope, and volume of advice with month-over-month analysis of proposal value, frequently proposed assets and asset classes, risk scores, and more. We also made several upgrades to Mo, Morningstar’s AI assistant in Advisor Workstation, including the ability to create filtered investment lists from natural-language prompts and generate personalized client talking points.

In 2024, due to low adoption, we reassessed our strategy for AppHub, a two-sided digital marketplace initially introduced into Advisor Workstation in 2022 where clients could access additional third-party applications. We transitioned to a strategic partnership approach with a focus on building relationships and integrations with firms aligned to more common advisor workflows.

Morningstar Advisor Workstation is primarily sold through an enterprise contract, and we can license single seats for individual advisors as well. It is offered in the US and Canada, spanning over 225 firms and 170,000 advisors.

In January 2025, we expanded our advisor offering with the launch of Morningstar Direct Advisory Suite. Morningstar Direct Advisory Suite is a connected suite of capabilities spanning proposal creation, investment research, and investment planning with an updated, modern interface built for the advisor workflow.

Competitors for Morningstar Advisor Workstation include CapIntel, Orion, Riskalyze, and YCharts. Increasingly, broker/dealers and custodians are also building their own internal tools and attempting to bring their advisors’ practice management tools in-house, as with Pershing’s Wove platform.

We estimate that our annual revenue renewal rate for Morningstar Advisor Workstation was approximately 93% in 2024 and 2023.

PitchBook

PitchBook provides investors with access to a broad collection of data and research covering the private capital markets, including venture capital, private equity, private credit and bank loans, and merger and acquisition (M&A) activities, as well as Morningstar’s data and research on public equities, all delivered through the PitchBook platform. In addition, PitchBook makes data available in flexible à la carte solutions via formats such as APIs and feeds, as part of its direct data product, which is included in our reporting of the PitchBook product area. The PitchBook segment also includes our Morningstar Institutional Equity Research product.

The PitchBook platform is an all-in-one web-hosted solution for investment and research professionals, including venture capital and private equity firms, corporate development teams, investment banks, limited partners, lenders, law firms, accounting firms, and asset managers. Clients rely on PitchBook for a central, easy-to-use platform that provides access to what we believe is the broadest and most in-depth collection of data and research covering the private capital markets, as well as Morningstar's data and research on public equities. To accommodate our clients' diverse needs, the platform offers data and analytical tools including company profiles for both private and public companies, advanced search functionality, and other intellectual property (IP) tools that help to inform discovery and research and optimize workflow by surfacing relevant information and insights. Our clients source deals, conduct due diligence, raise capital, build buyer lists, benchmark funds, and network with the PitchBook platform. Licensed PitchBook platform users also have access to a mobile application, customer relationship management (CRM) integrations, and Excel and PowerPoint plug-ins.

In 2024, PitchBook remained focused on expanding its delivery of actionable data and insights across private and public markets, while empowering better investment decisions and outcomes through comprehensive research, proprietary tools, and timely intelligence. Key enhancements included the expansion of our private credit data and capabilities on the PitchBook platform following the completion of the Leveraged Commentary & Data (LCD) acquisition, the addition of third-party aftermarket research to the platform, enhancements to the Research Center, and ongoing investment in AI and machine learning tools and capabilities.

PitchBook also launched PitchBook Credit, a centralized resource on the PitchBook platform that combines PitchBook’s proprietary data with LCD’s news, research, and tools to streamline credit workflows. PitchBook Credit includes a credit dashboard that enables users to easily navigate to PitchBook’s core credit offering, comprised of breaking credit news, institutional research, a complete database of debt and lenders data, screeners, loan and bond forward calendars, and details on the Morningstar LSTA Leveraged Loans Index family. PitchBook also integrated LCD’s BDC (business development company) portfolio holdings data and CLO (collateralized loan obligation) data into PitchBook Credit, which combined with its existing coverage, delivers transparency into historically opaque debt deals and fund disclosures.

In 2024, PitchBook also introduced access to aftermarket research from an initial list of nine third-party equity research providers on the PitchBook platform. These third-party insights complement the Morningstar Institutional Equity Research also available on the platform, which offers fundamental valuations, ratings, and analysis on over 1,600 public companies worldwide and comprehensive sector and thematic research. Along with the integration of third-party research, PitchBook unveiled significant enhancements to its Research Center, including advanced search and filtering capabilities and improved reader view tools, streamlining market analysis and due diligence workflows. These capabilities included the release of AI Insights Transcripts, which enables users to extract and summarize key insights from earnings calls, including analyst Q&A sessions.

Pricing for the PitchBook platform is based on the number of seats, with standard base license fees per user and customized prices for large enterprises, boutiques, and startup firms.

In 2024, PitchBook’s largest markets were North America and Europe.

PitchBook's main competitors are CB Insights, Preqin (BlackRock), and S&P Global Market Intelligence, as well as certain smaller, niche competitors.

In 2024, we estimate that our annual revenue renewal rate for the PitchBook platform was approximately 107% versus 112% in 2023.

PitchBook had 125,491 licensed users worldwide as of December 31, 2024.

Morningstar Credit

Morningstar Credit provides investors with credit ratings, research, data, and credit analytics solutions that, we believe, contribute to the transparency of international and domestic credit markets. Morningstar Credit includes Morningstar DBRS and Morningstar Credit data and credit analytics.

Morningstar DBRS is the fourth largest credit rating agency in the world, offering a wide range of credit rating services and products. Morningstar DBRS generates its revenue from providing independent credit ratings on financial institutions, corporates, and sovereigns, as well as on securitizations and other structured finance instruments, such as asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS), and CLOs. The credit analysis and the assignment of credit ratings can take place on issuance of new bonds or on a continuous basis for existing credit exposures. The fees to the issuer are based on the type of issuance, the size of the transaction, and the complexity of the analysis.

Credit ratings are forward-looking opinions on credit risk that reflect the creditworthiness of a company or fixed-income security. They are determined within the framework of a ratings committee that represents a collective assessment of Morningstar DBRS’s opinion rather than the opinion of an individual analyst. These credit ratings are based on information that incorporates both global and local considerations and the use of approved methodologies and are determined in compliance with policies and procedures designed to avoid or manage conflicts of interest. Morningstar DBRS’s credit rating methodologies are publicly available and support the objectivity and integrity of the credit rating process. Morningstar DBRS also offers a micro-website dedicated to environmental, social and governance factors deemed relevant to credit ratings analysis.

In addition to ratings and research opinions, Morningstar DBRS also offers data products derived from its ratings activities and analytical tools. These include ratings data feeds that can be integrated into companies’ internal databases, web-based research, and analytical tools.

In 2024, Morningstar DBRS’s largest markets by revenue were the US, followed by Canada and Europe, Middle East, and Africa (EMEA).

Morningstar DBRS competes with several other firms, including Fitch Ratings, Kroll Bond Ratings, Moody’s Ratings, and S&P Global Ratings.

Morningstar Wealth

Morningstar Wealth’s mission is to empower both advisors and investors to succeed. Bringing together Investment Management, including our model portfolios and the International Wealth Platform, data aggregation and enrichment capabilities via ByAllAccounts, and our individual investor platform, Morningstar.com, we offer a comprehensive suite of solutions globally. These products are designed to streamline workflows and help advisors deliver scalable, customized advice, ultimately supporting clients in achieving their long-term financial goals. As of December 31, 2024, Morningstar Wealth assets under management and advisement (AUMA) totaled $62.3 billion.

In February 2025, we announced that we plan to retire Morningstar Office, our practice and portfolio management software for registered investment advisors (RIAs). Clients will have the option of transitioning to SS&C’s BlackDiamond Wealth Platform, which will be integrated with the newly launched Morningstar Direct Advisory Suite, a product in the Morningstar Data and Analytics segment.

Investment Management’s flagship offering is Morningstar Model Portfolios (also referred to as Morningstar® Managed Portfolios), an advisor service consisting of model portfolios designed for fee-based independent financial advisors. Our core markets are the US, UK, South Africa, and Australia. We target like-minded advisors who hire us to manage a portion of their client’s assets in alignment with our principles of putting investors first, keeping costs low, and investing for the long term. We build our multi-asset strategies using mutual funds, ETFs, and individual securities, and tailor them to meet specific investment time horizons, risk levels, and projected outcomes.

Morningstar Model Portfolios are available through two core distribution channels: the Morningstar International Wealth Platform, which offers fee-based discretionary asset management services, and strategist models on third-party managed account platforms. We offer the International Wealth Platform in the UK and select international markets. We serve as a fund and model provider in Australia, South Africa, the UK, and the US. In 2024, we sold customer assets from the US Morningstar Wealth Turnkey Asset Management Platform (TAMP) to AssetMark and announced that we would be retiring our US TAMP in 2025 to concentrate on the distribution of our investment products on third-party platforms in that market. AssetMark now offers a selection of Morningstar Model Portfolios on its platform.

The International Wealth Platform offers a comprehensive suite of features designed to enhance the client experience and streamline advisor operations. The platform emphasizes efficiency with paperless applications and acceptance of digital signatures via DocuSign and AdobeSign, eliminating the need for physical paperwork. Its portfolio management capabilities accommodate both model portfolios (separately managed accounts) and bespoke portfolios (individually managed accounts), allowing multiple portfolios per client across different tax wrappers. The customizable adviser portal enables advisors to tailor their interface, including branding with their own logo and color scheme, while providing clients with view-only access to essential portfolio information and documents. Leveraging machine learning and AI, the platform offers insights to help advisors anticipate client needs, such as potential advisor switches or significant life events, facilitating timely and personalized engagement.

In 2024, net flows were approximately $2.0 billion across Morningstar Model Portfolios and the International Wealth Platform.

In addition to Morningstar Model Portfolios and the International Wealth Platform, we also offer institutional asset-management (e.g., act as a subadvisor) and asset-allocation services for asset managers, broker/dealers, and insurance providers. We offer these services through a variety of registered entities in Australia, Canada, the United Arab Emirates (UAE), France, Japan, South Africa, the UK, and the US.

We charge asset-based program fees for Morningstar Model Portfolios, which are typically based on the distribution channel and the products contained within the portfolios. We base pricing for institutional asset-management and asset-allocation services on the scope of work, our degree of investment discretion, and the level of service required. For most of our contracts, we receive asset-based fees.

Our primary model portfolio offering competitors are BlackRock, Fidelity, and Clark Capital in the US. We face competition from Brooks Macdonald, LGT Wealth Management, and Tatton in EMEA, and Elston, Lonsec, and Russell in Australia. Our primary competitors for the Morningstar International Wealth Platform are abrdn, Aviva, Nucleus, and Parmenion. We also compete with in-house research teams at independent broker/dealers who build proprietary portfolios for use on brokerage firm platforms, as well other RIAs that provide investment strategies or models on these platforms.

Investment Management
Assets Under Management/Advisement ($bil)

46.7
52.2
50.9
55.5
62.3

	2020	2021	2022	2023	**2024**
Morningstar Model Portfolios	28.6	32.4	32.6*	38.7*	**43.8***
Institutional Asset Management	11.2	11.8	9.8	7.7	**7.0**
Asset Allocation	6.9	8.0	8.5	9.1	**11.5**

* Following the 2022 acquisition of Praemium's US and international business, includes assets on the International Wealth Platform invested in third-party model portfolios. Excluding these assets, assets in Morningstar Model Portfolios would have declined 13.0% in 2022 compared with the prior year, reflecting the broad decline in global markets that year.

Morningstar.com helps individual investors discover, evaluate, and monitor stocks, ETFs, and mutual funds; build and monitor portfolios; and monitor the markets. Revenue is generated from paid memberships for Morningstar Investor/Morningstar Premium, and internet advertising sales. Morningstar Investor is the successor to Morningstar Premium in the US and Australia.

Our Morningstar Investor offering is focused on providing transparency into investment choices to enable investors to make informed decisions about their portfolios. Members have access to proprietary Morningstar research, ratings, data, and tools, including analyst reports, portfolio management tools (such as Portfolio X-Ray), and stock and fund screeners. We offer Investor and Premium memberships in Australia, Canada, Italy, the UK, and the US.

Our advertising business is entirely sold direct to clients, unlike many media websites where advertising is sold via programmatic platforms. This approach allows us to build meaningful relationships with our advertisers, maintain pricing, and helps us protect the integrity of our brand. The result is that Morningstar is seen as a trusted partner and critical platform for the world's largest asset managers and financial companies for reaching advisors and investors globally.

In 2024, we redesigned Morningstar.com and unified it with Morningstar Investor to create a better experience for the millions of individual investors, advisors, and professionals visiting our site monthly. The redesign places more emphasis on our research, data, and editorial. We simplified the site navigation making it easier to navigate our new markets area, sector pages, investing ideas, and articles. We also bolstered our Investor subscription with new data, functionality, and additional asset allocation x-ray details within our portfolio tool; expanded screening capabilities; and added a new notifications feed to provide investors with timely updates about changes that have occurred for securities in their portfolios and watchlists.

We charge a monthly or annual subscription fee for Morningstar Investor and Morningstar Premium.

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

As of December 31, 2024, Morningstar.com had 97,311 paid Morningstar Investor members in the US plus an additional approximately 12,000 Premium and Morningstar Investor members across other global markets.

Morningstar Retirement

Morningstar Retirement offers products designed to help individuals reach their retirement goals. Its offerings include managed retirement accounts (MRA), fiduciary services, Morningstar Lifetime Allocation funds, and custom models. As of December 31, 2024, Morningstar Retirement AUMA totaled $275.9 billion. MRA represented more than half of those assets and accounted for the majority of revenue in 2024. Fiduciary services is the second largest product, accounting for approximately a quarter of overall assets under management.

Morningstar Retirement offers three distinct types of managed accounts—our branded version (Retirement Manager), a white-labeled version, and an advisor managed accounts service geared toward advisors. These products were developed to address different distribution channels within the market. In all three instances, our objective is to help retirement plan participants define, track, and achieve their retirement goals. As part of this service, we (or a third-party in the case of some of our advisor managed accounts and our white-labeled versions) deliver personalized recommendations for a target retirement income goal, a recommended contribution rate to help achieve that goal, a portfolio mix based on our Total Wealth methodology, and specific investment recommendations. We then manage the participant’s investment portfolio, assuming full discretionary control. Within the advisor managed accounts service, we enable advisor firms to specify and assume fiduciary responsibility for the underlying portfolios that are used within MRA and the user experience is co-branded. We do not hold assets in custody for the MRA we provide. Our white-labeled version relies on our technology and methodologies with the client providing the user experience and assuming responsibility for the allocation of available investment options. All three versions can be used in defined-contribution (DC) retirement plans as well as with individual retirement accounts (IRAs) and health savings accounts (HSAs).

In our fiduciary services offering, we help plan sponsors build out and manage an appropriate investment lineup for their participants while helping to mitigate their fiduciary risk. Advisors use the service to reduce the time and resources needed to continually oversee and monitor the investments within each client’s retirement plan lineup. Within the broker dealer space some advisors aren’t allowed by their home offices to sell retirement plans without using a third-party fiduciary service provider or an internal solution. Our fiduciary service offering is also integrated into Pooled Employer Plans in order deliver a single plan at scale to multiple employers. We also offer a practice-managed platform called Plan Advantage that helps advisors manage their retirement book of business using our underlying fiduciary services compliance and investment infrastructure.

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

In 2024, we added around 339 plans and 15,378 participants across the 19 RIAs and one asset manager on our advisor managed accounts network.

For both managed accounts and fiduciary services, we are facing increasing competition from incumbents as well as some newcomers. On the managed accounts front, our most significant competitor in the large plan space is Edelman Financial Engines. In the small end of the market, we face competition from firms such as Smart Retirement and iJoin. One notable development in the managed accounts space has been the emergence of services that enable advisors to manage a client’s retirement accounts using screen-scraping technology. Although not a direct competitor to our managed accounts service, it is a development that could make it more difficult for us to engage with individuals with large retirement balances who use an advisor to manage their wealth assets. Our fiduciary services product faces competition from some of the more traditional players like Mesirow and Wilshire, as well as from Leafhouse, a relative newcomer that is using a more direct-to-advisor model to distribute their services. Within our custom models business, our main competitors are off-the-shelf target-date funds and consultant-built custom target-date funds. For the Lifetime Allocation Funds, we compete with other providers of target-date funds.

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

Morningstar Sustainalytics provides environmental, social, and governance data, research, and ratings to institutional investors globally, covering equity, fixed income, and sovereign asset classes. Our flagship ESG Risk Ratings service helps investors assess financially material risks that could affect the long-term performance of their investments. The Morningstar Sustainalytics Low-Carbon Transition Ratings (LCTR) provides a forward-looking, science-based evaluation of a company’s alignment with a net-zero pathway. Morningstar Sustainalytics also serves corporate issuers and banking institutions through its corporate solutions products and is a leading provider of Second Party Opinions (SPOs) for the sustainable fixed income market.

In addition to our risk management products, Morningstar Sustainalytics provides a range of sustainable-investing solutions for investors and financial professionals. We offer products such as our European Union (EU) Taxonomy solution, designed to help investors respond to emerging regulatory reporting requirements surrounding sustainability. Our data allows values-based investors to limit their exposure to controversial areas by applying exclusions to personalize their portfolios.

In 2024, Morningstar Sustainalytics introduced significant enhancements to several key products, including its flagship ESG Risk Ratings product, upgrading the corporate governance methodology and strengthening three material risk measures. Morningstar Sustainalytics also made significant updates to its suite of regulatory products and services, including an extension of its EU Sustainable Finance Action Plan Solutions Suite. Highlights included a new Corporate Sustainability Reporting Directive (CSRD) aligned data offering which maps Sustainalytics data to emerging regulatory reporting requirements, a dedicated resource to support alignment with a new European Securities and Markets Authority (ESMA) fund naming guidelines solution, and the next iteration of its EU Taxonomy Solution enhancing coverage, quality and presentation of its data.

Morningstar Sustainalytics operates on a subscription-based pricing model for its research products, which supports a recurring revenue model. The corporate solutions unit deploys a model that combines one-time revenue with subscription-based recurring licensing revenue.

In 2024, Morningstar Sustainalytics' largest markets were EMEA and North America.

Major competitors for Morningstar Sustainalytics include ISS STOXX, Moody’s, MSCI, and S&P Global. While the traditional research market in this area continues to consolidate, we expect that the market will evolve as new entrants emerge and investors acquire data of this type from new distributors (for example, directly from stock exchanges). Large asset managers like BlackRock, State Street, UBS, and JP Morgan are also investing to build in-house capabilities and sustainable investing products. New technologies, specifically those that employ AI, are facilitating these trends by accelerating the sourcing and use of unstructured data.

We estimate that our annual revenue renewal rate for Morningstar Sustainalytics' license-based products was approximately 89% in 2024 versus 97% in 2023.

Morningstar Indexes offers a broad range of market indexes that can be used as performance benchmarks and as the basis for investment products and other portfolio strategies for a wide range of retail and institutional investor clients. Combining Morningstar's intellectual property with our industry leading index methodology, our global family of indexes tracks major global regions, strategies, and asset classes, including equity, fixed income, and multi-asset as well as private markets and sustainability.

In 2024, Morningstar Indexes continued to build on its global capabilities to further grow its client reach and service operations and completed a number of important infrastructure projects. These included the successful completion of a project to take our fixed-income index administration and processing in-house and the extension of our index calculation and back testing capabilities. In terms of product innovation, Morningstar Indexes launched the new Consensus Thematic index family, created a new investable Unicorn Index measuring the late-stage venture capital market in collaboration with PitchBook, and continued to drive record client assets into the successful Moat index franchise with Morningstar Equity Research. Morningstar Indexes also collaborated with Morningstar Sustainalytics to introduce the Morningstar Low Carbon Transition Leaders Indexes in March 2024.

We license Morningstar Indexes to numerous institutions to use as the basis for ETFs, mutual funds, derivatives and separately managed accounts. Firms license Morningstar Indexes for product creation (where we typically receive the greater of a minimum fee or basis points tied to assets under management) and data licensing (where we typically receive annual licensing fees). In both cases, pricing varies based on the level of distribution, the type of user, and the specific indexes licensed. In addition, Morningstar Indexes offers index calculation and administration services through its growing Index Services business.

In 2024, Morningstar Indexes’ largest markets were North America and EMEA.

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

We believe that our intangible assets, including the strength of our brand and our unique intellectual property, are difficult for competitors to replicate. Additionally, we strive to provide our customers with demonstrable value from our solutions, making them reluctant to undertake the cost of switching to other providers.

We are currently focused on the following four strategic priorities:

Deliver differentiated insights across asset classes to public and private market investors

Shifting investor needs and expectations, the convergence of public and private markets, innovative investment approaches and technologies, and a changing political and regulatory environment continue to drive the evolution of the financial services industry. We remain committed to empowering the modern investor with new data, research, and analytics. This includes:

•Expanding our data, research, and analytics to deliver unique, personalized, and impactful insights to investors across asset classes in public and private markets alike.
•Optimizing our advisor platform and service position and partnerships by driving innovation and delivering exceptional investment solutions to advisors, facilitating great outcomes for the clients they serve around the world.

•Providing regulatory and compliance solutions for our wealth, buy-side, and asset management clients to help them navigate the dynamic regulatory environment with an ecosystem of data, research, content, tools, and analytics.
•Pursuing actionable information and developing workflow tools to serve core use cases of sourcing private market investment opportunities, raising and allocating capital, valuing companies and investments, buying/selling a company, and monitoring and reporting on relative portfolios.

Leverage advances in AI to drive innovation across internal and external products and services

Morningstar has always been at the forefront of technology, and we believe that AI is a significant technology that will redefine the investment landscape. We use the Intelligence Engine – the core for all Morningstar’s AI developments – across our teams to get better and faster at our work, by speeding up our data collection processes, detecting data errors and system outages, increasing our support team's responsiveness, and improving our client interactions throughout the entire buying journey. This includes:

•Combining the breadth of Morningstar’s data, research, and analytical capabilities with the latest advances in AI to provide better, faster, and targeted insights to investors.
•Utilizing AI to improve the quality and efficiency of data collection, synthesis, and dissemination processes.
•Modernizing Morningstar’s employee experience with AI as a tool to improve business productivity and enable team members to focus on more high-value work.

Drive operational excellence and scalability to support growth targets

Morningstar has grown significantly in the last few years, and as we have continued to focus on growth in 2024 and beyond, we are emphasizing execution and scalability in our operations, processes, and technology. This includes:

•Creating a secure, robust, and scalable infrastructure that leverages advanced technology in our data, research, and product quality and delivery efforts.
•Achieving operational maturity and alignment across Morningstar’s demand generation functions and driving client coverage transformation in global sales, customer success, and customer support functions to optimize sales effectiveness.
•Scaling corporate systems to create resilient and more integrated platforms that enable growth of business areas while reducing legacy system fragmentation.

Build an inclusive culture that drives exceptional talent engagement and development

Morningstar’s people and culture strategy is centered on providing a focused and differentiated approach to human capital driven by business needs. We are committed to cultivating a culture that develops talent and drives innovation. This includes:

•Strengthening the organization by investing in the people we have today and boosting resilience in our teams by reimagining the bench of talent for the future. To drive a high-performance culture, we are focused on building the next generation of leaders at Morningstar with programs focused on our high-potential performers, supporting and developing our managers, and modernizing our performance and talent management processes.
•Driving operational scale by continued enhancements to our integrated talent strategy focused on workforce, location, talent development, and early career programs; automating processes as appropriate; and leveraging clear, timely, and personalized internal communications expertise to drive global employee engagement.
•Monitoring organizational well-being, including globally operationalizing workforce metrics to promote the development and performance of all members of our workforce.

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

In 2024, in conjunction with the company’s 40th anniversary, we updated Morningstar’s values which are foundational to our company. We seek to align our employees around this shared set of values as we use them to guide our business. The updated values are Champion the Investor; Dream Big, Drive Change; Execution is Everything; Growth Mindset; and One Team.

Our People

We believe that teams composed of colleagues from a broad range of backgrounds, beliefs, and experiences make Morningstar a stronger firm. Our development of teams helps us understand businesses and markets and engage customers around the world. As a global employer, our goal is to foster inclusive environments that encourage open dialogue, spark creativity, and fuel innovation that may lead to better business outcomes.

As of December 31, 2024, we had 11,085 permanent, full-time employees around the world. Approximately 41% of our employees work in India, 30% in the US, 10% in Continental Europe, 8% in Canada, 7% in the UK, and the remainder in Australia, Asia (ex-India), and other regions.

Employee Engagement

Morningstar’s global turnover decreased to 17% in 2024, down from 22% in 2023. Involuntary turnover decreased to 4% in 2024 from 10% in 2023, while voluntary turnover increased from 12% in 2023 to 13% in 2024.

In addition to tracking and analyzing retention, our organization’s people analytics team actively monitors and shares quarterly metrics related to the employee experience, including employee satisfaction, intent to stay, discretionary effort, and enablement. We also evaluate perceptions of managers, psychological safety, and overall well-being through surveys, focus groups, and exit interviews.

Based on our average measurement across the year, Morningstar’s overall engagement score declined to 64% versus 69% in 2023. In the second quarter of 2024, the engagement score decline stabilized and the engagement score rose through the second half of the year in response to actions taken by management and improving business performance. Our people and culture team in partnership with our executive leadership remain committed to monitoring feedback and implementing changes to support employees.

Morningstar’s efforts to reward and support our colleagues reflect our belief that people are central to our success. We offer a variety of benefits through a total rewards package that supports the financial, physical, emotional, and social well-being of our colleagues. In 2024, we piloted a peer-to-peer rewards and recognition system in India that was adopted with enthusiasm.

Professional Growth

Morningstar offers a variety of educational and career development programs to ensure ongoing growth opportunities for all colleagues. Our goal is to provide a meaningful set of development options and experiences for colleagues at all levels, in all relevant job fields, and in all locations across the company. Notably, we offer our employees annual educational stipends to spend on their choice of professional development resources, while also providing financial support for continuing education and the pursuit of professional certifications. In 2024, 54% of our open roles were filled by internal candidates, demonstrating the value we place on developing, recognizing, and rewarding internal talent.

We also offer learning and growth programs for colleagues at every level within our organization. The Morningstar Development Program is the primary entry point to Morningstar for recent college graduates. Through this program, we place new hires into many different entry roles and offer the flexibility to explore and learn through guided placements into subsequent roles.

For those more advanced in their careers, Morningstar offers targeted development and learning opportunities. For example, our Manager Academy (new in 2024) provides training and development for colleagues who have been newly promoted into manager roles. Also new in 2024, our High Performer Program offers selected individuals personalized development programs in a cohort setting as they grow into leadership positions.

Major Customer Groups

Given our strategy and core capabilities discussed above, we focus on eight primary customer groups, listed below. Note that some of our clients may have activities that are classified in more than one of these groups.

•Advisors and wealth managers (including independent financial advisors and those affiliated with RIAs, broker/dealers or other intermediaries)
•Alliances and redistributors
•Asset managers (including fund companies, insurance companies, and other companies that build and manage portfolios of securities for their clients)
•Fixed-income security issuers and arrangers
•Individual investors
•Institutional asset owners and consultants
•Private market investors
•Retirement (including retirement plan providers, advisors, and sponsors)

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

The advisor landscape is broad in both the US and in other parts of the world where we focus. Our largest market is the US, where there were more than 321,000 financial advisors in 2023 according to recent data from the US Bureau of Labor Statistics. We believe our deep understanding of individual investors’ needs allows us to work with advisors to help them make more efficient use of their time and deliver better investment outcomes for their clients.

The main products we offer for asset management firms include Model Portfolios (in Investment Management) and Morningstar Office in our Morningstar Wealth segment, Morningstar Advisor Workstation in our Morningstar Data and Analytics segment, and advisor managed accounts in our Morningstar Retirement segment.

Alliances and redistributors

Through our partnership with clients in our alliances and redistributors customer group, we are focused on expanding Morningstar’s reach and partnerships with financial organizations and technology providers to distribute Morningstar's data, research, software, and investment products to a broader audience through strategic alliances and redistribution agreements.

Morningstar collaborates with global fintech firms that focus on providing solutions across multiple areas, including: advisor solutions, asset management solutions, government/regulatory solutions, index providers, institutional research, media, retirement solutions, risk and compliance solutions, and TAMP/wealth technology.

These partnerships allow Morningstar to leverage its expertise in investment data and analytics to enhance the services offered by its partners. In return, the partners can offer their clients access to Morningstar’s comprehensive data, research, and analytics to power and enhance their solutions.

Overall, our alliances and redistributors partnerships extend Morningstar's presence across a wider array of financial services and platforms, enhancing both product distribution and user engagement in a global financial ecosystem.

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

We serve asset managers through our Morningstar Data and Analytics, Morningstar Credit, and PitchBook segments, as well as through Morningstar Indexes and Morningstar Sustainalytics. The main products we offer for asset management firms include Morningstar Direct, Morningstar Data, and Morningstar Indexes. For the buy side, the main products include Morningstar Data, Morningstar DBRS, Morningstar Direct, Morningstar Research Distribution, and Morningstar Sustainalytics.

Fixed-income security issuers, arrangers, and investors

We serve fixed-income security issuers, arrangers, and investors through our Morningstar Credit segment. Morningstar DBRS typically issues credit ratings in response to requests from issuers, intermediaries, or investors. Morningstar DBRS credit ratings are requested for corporate short and long-term fixed income obligations, sovereign debt, single project financings and structured finance programs, including securitization of receivables, such as auto loans, credit cards, residential real estate loans and commercial real estate loans. In addition, claims-paying-ability credit ratings are issued for life, property/casualty, financial guaranty, title, and mortgage insurance companies.

We estimate that the global ratings market totaled approximately $8.2 billion as of year-end 2023 and $11.1 billion as of year-end 2024 driving an increase in the 10-year compound annual growth rate to 5.7%.

Credit markets continue to evolve with companies using structured products as a key avenue for raising capital. Overall demand for structured products by institutional investors, including banks in the US and Europe, remains high.

As of December 31, 2024, we provided ratings for more than 4,000 issuers of debt.

Individual investors

We offer tools and content for individual investors who invest to build wealth and save for other goals, such as retirement or college tuition. According to Statista, in 2024 approximately 62% of adults in the US invest in the stock market either directly, through mutual funds, or self-directed retirement plans. We design products for individual investors who are actively involved in the investing process and want to take charge of their own investment decisions. We also reach individuals who want to learn more about investing or want to validate the advice they receive from brokers or financial advisors.

We serve this market through our Morningstar Wealth segment. We offer three products for individual investors. Our largest based on engagement is our investing media site Morningstar.com, which offers data, editorial and research content available for free to registered customers and visitors. Our second product is Morningstar Investor (Morningstar Premium outside of the US and Australia), which provides access to Morningstar’s research, advanced screening tools and portfolio management tools. The third product is a set of investment newsletters based on different investment types and investing strategies.

Institutional asset owners and investment consultants

Institutional asset owners operate in a fiduciary capacity on behalf of their beneficiaries, overseeing large pools of capital, which according to WTW 2024 Global Pension Study, in aggregate exceed $100 trillion in assets under management across public pension funds, sovereign wealth funds, endowments, foundations, corporate pensions, and insurance general accounts.

Investment consultants serve these organizations in an advisory capacity, aiding in the development of investment policy, conducting manager due diligence, risk management and performance reporting.

We offer a range of solutions to this diverse set of sponsoring entities, investors, and advisors across multiple geographies, including through the Morningstar Data and Analytics and PitchBook segments. Our primary products for this customer group include Morningstar Direct (in Morningstar Data and Analytics), Morningstar Indexes, Morningstar Sustainalytics, and PitchBook.

Private market participants

PitchBook covers the full lifecycle of venture capital, private equity, private credit, and M&A activities, including the corporates, limited partners, investment funds, lenders, and service providers involved. We serve this customer group through our PitchBook segment, primarily through the PitchBook platform, an all-in-one research and analysis web-hosted solution that gives clients the ability to access data, inform investment strategies, and conduct research on potential investment opportunities.

As of December 31, 2024, PitchBook served over 10,600 clients, including investment and research firms, venture capital and private equity firms, investment banks, limited partners, lenders, law firms, accounting firms, and asset managers. We also served corporate development teams at firms across industry sectors.

Retirement market participants

In the US, 401(k) and other types of DC plans are the dominant retirement savings vehicle that employers offer. According to the Investment Company Institute, there were $12.5 trillion in assets in DC plans at end of the third quarter of 2024, versus $3.4 trillion in private-sector defined benefit (DB) plans and $8.8 trillion in government DB plans. Retirement assets across all markets totaled $42.4 trillion at the end of that same period.

We serve this market through our Morningstar Retirement segment. Although we continue to look for ways to expand our retirement services into international markets, our main focus is the US as that market continues to demonstrate healthy growth. Additionally, many of our services are not easily adapted to international markets due to significant differences in regulatory frameworks that govern retirement saving and investing.

Our core retirement products (managed retirement accounts, advisor managed accounts, fiduciary services, and custom models) primarily reach individual investors through employers (plan sponsors) that offer DC plans for their employees. As of December 31, 2024, we served 86 retirement service providers, broker dealers, asset managers, plan sponsors, and RIAs, representing about 275,000 retirement plans.

Recordkeepers, advisors, consultants, and asset managers are the main distribution channels for our services. Within the advisor channel, we provide services through the home offices of RIAs and broker dealers, with the former more focused on mid- to large-sized plans and the latter more focused on smaller retirement plans.

Revenue Types

We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: The majority of our research, data, and proprietary platforms are accessed via subscription services that grant access on either a per user or enterprise-basis for a specified period of time. License-based revenue represented 71.4% of our 2024 consolidated revenue compared to 74.4% in 2023 and 71.2% in 2022.

Asset-based: We charge basis points and other fees for AUMA. Asset-based revenue represented 14.6% of our 2024 consolidated revenue compared to 13.7% in 2023 and 14.4% in 2022.

Transaction-based: Represents revenue that is one time in nature and related Morningstar Credit recurring revenue primarily derived from surveillance and research. Transaction-based revenue represented 14.0% of our 2024 consolidated revenue compared to 11.9% in 2023 and 14.4% in 2022.

Largest Customer

In 2024, our largest customer accounted for less than 3% of our consolidated revenue.

Acquisitions and Divestitures

Since our founding in 1984, we've supported our organic growth by introducing new products and services and expanding our existing offerings. From 2006 through 2024, we also completed 44 acquisitions to support our growth objectives. We had two divestitures and no acquisitions in 2024.

For more information about our acquisitions and divestitures, refer to Notes 9 and 10, respectively, of the Notes to our Consolidated Financial Statements.

International Operations

We conduct our business operations outside of the US through wholly-owned subsidiaries located in each of the following 31 countries: Australia, Brazil, Canada, Cayman Islands, Chile, China, Cyprus, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Jersey, Luxembourg, Mexico, the Netherlands, New Zealand, Norway, Romania, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, UAE, and the UK. See Note 6 of the Notes to our Consolidated Financial Statements for additional information concerning revenue from customers and assets from our business operations outside the US.

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

“Morningstar” and the Morningstar logo are both registered marks of Morningstar in the US. The table below includes some of the trademarks and service marks referenced in this Annual Report on Form 10-K (this Report):

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

In addition to trademark registrations, we hold several US patents, either directly or through our wholly-owned subsidiary, Morningstar Investment Management LLC, and are applying for several additional patents in various jurisdictions around the world, including the US. Our existing patents include those for coordinate-based document processing/data entry, portfolio management analysis, lifetime asset allocation, and asset allocation with annuities.

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

Government Regulation

In addition to generally applicable laws and regulations, certain subsidiaries of Morningstar are subject to laws and regulations specific to the business activities they engage in. These laws and regulations are most pervasive across all or most of the markets in which we operate our credit ratings, investment management, investment research, ESG research, ratings and data, and indexes businesses. Regulatory bodies or agencies that regulate our subsidiaries that are engaged in these activities often have broad administrative powers, including powers to prohibit or restrict engaging in regulated business activities in addition to powers to censure, impose fines, and require remedial undertakings in cases of noncompliance. The rules governing the regulation of these subsidiaries are detailed and technical. Accordingly, the discussion below, which is general in nature, does not purport to be complete and is subject to change based on future legislative, enforcement, and supervisory activities. Additional legislation and regulations, including those not tied to currently regulated activities or changes in the interpretation or enforcement of existing laws and rules may adversely affect our business and profitability.

Morningstar Credit

United States

Morningstar DBRS’s US credit rating entity, DBRS, Inc., is registered with the US Securities and Exchange Commission (SEC) as a Nationally Recognized Statistical Rating Organization (NRSRO) and is authorized to rate classes of credit ratings in structured finance instruments, corporate credit issuers, sovereign entities, insurance companies, and financial institutions. As an NRSRO, DBRS, Inc. is subject to certain requirements and regulations under the Securities Exchange Act of 1934, as amended (Exchange Act). These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest. As part of its NRSRO registration, DBRS, Inc. is subject to annual examination by the SEC. DBRS, Inc.’s affiliated rating agencies, DBRS Limited, DBRS Ratings Limited, and DBRS Ratings GmbH, are each also registered with the SEC as credit rating affiliates of DBRS, Inc.

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

United Kingdom

Morningstar DBRS’s credit rating entity located in the UK, DBRS Ratings Limited, is registered with, and regulated by, the UK Financial Conduct Authority (FCA) as a credit rating agency. DBRS Ratings Limited provides independent credit rating services in sovereign and public finance, structured finance, and corporate finance, including financial institutions, corporate credit issuers, and insurance undertakings. As a UK registered credit rating agency, DBRS Ratings Limited is subject to certain regulatory requirements in the UK primarily relating to record-keeping, reporting, governance, and conflicts of interest.

European Union

Morningstar DBRS´s credit rating entity in the EU, DBRS Ratings GmbH (located in Frankfurt, Germany), which together with its branches, DBRS Ratings GmbH Sucursal en España (located in Madrid, Spain) and DBRS Ratings GmbH, Branch India (located in Mumbai, India) is registered with, and regulated by the ESMA as a credit rating agency. DBRS Ratings GmbH is registered to provide independent credit rating services in sovereign and public finance, structured finance, and corporate finance, including financial institutions, corporate credit issuers, and insurance undertakings. As a registered credit rating agency, DBRS Ratings GmbH is subject to certain regulatory requirements under Regulation (EC) No 1060/2009, as amended. These requirements primarily relate to record-keeping, reporting, governance, and conflicts of interest.

Investment Management and Investment Research

United States

Investment advisory and broker-dealer businesses are subject to extensive regulation in the US at both federal and state levels, as well as by self-regulatory organizations. The SEC is responsible for enforcing the federal securities laws and oversees federally registered investment advisers and broker-dealers (among other areas).

Three of our subsidiaries, Morningstar Investment Management LLC (Morningstar Investment Management), Morningstar Investment Services LLC, and Morningstar Research Services LLC, are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended (Advisers Act). As registered investment advisers, these companies are subject to the requirements and regulations of the Advisers Act, including certain fiduciary duties to clients. The fiduciary duties of a registered investment adviser to its clients include an obligation of good faith and full and fair disclosure of all facts material to the client’s engagement of the advisor, an obligation to provide investment advice suitable for the particular client, an obligation to have a reasonable, independent basis for investment recommendations, an obligation when directing client brokerage transactions to seek the best execution for the client, and an obligation to vote client proxies in the best interests of the client. Other requirements primarily relate to record-keeping and reporting, as well as general anti-fraud prohibitions. As registered investment advisers, these subsidiaries are subject to examination by the SEC, which may include on-site examinations.

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

Connected with the Trust, Morningstar Investment Management is registered with the US Commodity Futures Trading Commission (CFTC) as a commodity pool operator (CPO) and a member of the National Futures Association (NFA). As such, Morningstar Investment Management is subject to the requirements and regulations applicable to CPOs under the Commodity Exchange Act. These requirements primarily relate to record-keeping and reporting. As a CPO, Morningstar Investment Management is subject to examinations by the NFA and/or the CFTC, which may include on-site examinations.

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

Morningstar Investment Services LLC (Morningstar Investment Services) is a broker-dealer registered under the Exchange Act and a member of the Financial Industry Regulation Authority (FINRA). The regulation of broker-dealers has, to a large extent, been delegated by the federal securities laws to self-regulatory organizations, including FINRA. Subject to approval by the SEC, FINRA adopts rules that govern its members. FINRA and the SEC conduct periodic examinations of the brokerage operations of Morningstar Investment Services.

Broker-dealers are subject to regulations that cover all aspects of their securities business, including sales practices, capital structure, record-keeping, and the registration and conduct of directors, officers, and employees. As a registered broker-dealer, Morningstar Investment Services is subject to certain net capital requirements under the Exchange Act. These requirements are designed to regulate the financial soundness and liquidity of broker-dealers.

Australia

Morningstar Australasia Pty Limited and Morningstar Investment Management Australia Limited are subsidiaries that provide financial services that include investment management, asset allocation, portfolio construction and investment research services in Australia. They are each registered under an Australian Financial Services license and subject to oversight by the Australian Securities and Investments Commission (ASIC). The licenses require them to maintain positive net asset levels and minimum capital requirements, and to comply with the audit requirements of ASIC. Morningstar Investment Management Australia Limited is additionally the Responsible Entity and the issuer of units in managed funds for superannuation funds, institutions, platform distributors, financial advisers, and individuals within the Australian market.

United Kingdom

Both Morningstar Investment Management Europe Limited and Smart Investment Management Limited are authorized and regulated by the FCA to provide certain financial services. Those regulatory permissions allow Morningstar Investment Management Europe Limited and Smart Investment Management Limited to advise, arrange, deal and manage investments across a range of financial instruments. Related services are delivered through managed portfolios, manager selection, segregated mandates and UK authorized fund offerings. As authorized firms, both Morningstar Investment Management Europe Limited and Smart Investment Management Limited are subject to the applicable requirements of the FCA Handbook of rules and guidance.

Morningstar Wealth Administration Limited and Morningstar Wealth Retirement Services Limited are authorized and regulated by the FCA to provide certain financial services. Those regulatory permissions allow Morningstar Wealth Administration Limited to arrange, deal, manage, safeguard and administer a range of investment instruments and for Morningstar Wealth Retirement Services Limited to arrange, deal and operate a personal pension scheme. Related services are delivered through an investment platform. As authorized firms, both Morningstar Wealth Administration Limited and Morningstar Wealth Retirement Services Limited are subject to the applicable requirements of the FCA Handbook of rules and guidance.

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

Other Regions

We have a variety of other entities (including in Hong Kong, India, Japan, and Singapore) that are registered with their respective regulatory bodies; however, the amount of regulated business activity conducted by these entities remains relatively small to date (although this may change).

Morningstar Sustainalytics

In 2022, via its subsidiary GES International AB, Morningstar Sustainalytics notified the Swedish Finansinspektionen under Section 3 of the Act on Proxy Advisors of its business activity as a proxy advisor in Sweden. In accordance with the UK Proxy Advisors (Shareholders’ Rights) Regulations 2019, Sustainalytics UK Ltd. was added to the FCA’s list of Proxy Advisors in early 2022. These regulations require disclosure of information regarding the methodologies applied in the preparation of voting recommendations and certain governance information such as a code of conduct and policies on managing conflicts of interest.

Morningstar Sustainalytics also provides SPOs on green and sustainability linked bonds. The EU Green Bond Regulation, which became effective in December 2024, requires providers of SPOs in respect of green bonds (as defined by the regulation), to register with and be authorized by ESMA. We continue to monitor market appetite for green bonds issued in accordance with the regulation.

The provision of ESG ratings and data is the subject of both pending and proposed legislation and regulation. Regulation (EU) 2024/3005 on the transparency and integrity of Environmental, Social and Governance (ESG) rating activities (EU ESG Rating Provider Regulation) will apply beginning in July 2026, and the UK is proposing to extend its regulatory perimeter to bring ESG ratings within the purview of the FCA within the next four years. A program of regulatory readiness is currently underway aimed at adapting Morningstar Sustainalytics' business model, operational processes, and corporate organization for the purposes of the EU ESG Rating Provider Regulation.

Morningstar Indexes

Morningstar Indexes Limited has historically been registered with the FCA and authorized as a UK benchmark administrator. In connection with ongoing work to optimize the provision of Morningstar’s index services across the UK and EU, in the course of 2024, the administration of UK benchmarks was transferred to Morningstar Indexes GmbH and application was submitted to the FCA to cancel the UK's authorization of Morningstar Indexes Limited. Notification to the FCA of the provision of benchmarks in the UK by Morningstar Indexes GmbH on the basis of UK Treasury’s equivalence determination in respect of the EU Benchmarks Regulation is pending.

Morningstar Indexes GmbH is registered with, and regulated by, the German Federal Financial Supervisory Authority (BaFin) and is authorized to act as an EU benchmark administrator.

Authorization as a benchmark administrator imposes compliance responsibilities and costs, including specified governance and oversight arrangements, outsourcing limitations, specified items in a code of conduct, key information disclosures, and required systems and controls governing data, complaints and record-keeping.

Supplemental regulations under the EU Benchmark Regulation contain further operational and administrative requirements. Effective January 2026, however, amendments to the EU Benchmark Regulation will remove all benchmarks other than those benchmarks with significant economic relevance for the EU market or that contribute to key EU policies, from the regulation’s scope. The implications of the amendments for Morningstar Indexes’ benchmarks are currently being assessed.

Information about our Executive Officers

As of January 1, 2025, our executive officers were the following individuals*:

Name	Age	Position
Joe Mansueto	68	Executive Chairman and Chairman of the Board
Kunal Kapoor	49	Chief Executive Officer
Michael Holt	45	Chief Financial Officer
Danny Dunn	49	Chief Revenue Officer

*Effective December 31, 2024, our former chief financial officer, Jason Dubinsky, ceased employment with the company.

Joe Mansueto

Joe Mansueto founded Morningstar in 1984 and became executive chairman in 2017. He has served as chairman of the board of directors from the company’s inception, and as chief executive officer from 1984 to 1996 and again from 2000 to 2016.

Under Mansueto’s leadership, Morningstar was recognized as a top employer from the Chicago Tribune and Fortune, a fast-growing company from Crain’s Chicago Business, and a leader in design from AIGA Chicago Chapter. Mansueto has been named to lists of influencers and innovators by Chicago Magazine, InvestmentNews, MutualFundWire.com, and SmartMoney. He has received awards from PlanSponsor, Tiburon, and the University of Chicago.

Before founding Morningstar, Mansueto was a securities analyst at Harris Associates. He holds a bachelor’s degree in business administration from the University of Chicago and a master’s degree in business administration from the University of Chicago Booth School of Business. Mansueto owns two soccer teams, Chicago Fire FC and FC Lugano, and invests in several media companies, real estate properties and other business and philanthropic ventures. He previously served on the board of directors of Whole Foods Market, Inc.

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

Kapoor holds a bachelor’s degree in economics and environmental policy from Monmouth College and a master’s degree in business administration from the University of Chicago Booth School of Business. He also holds the Chartered Financial Analyst® designation, is a member of the CFA Society of Chicago, and served on the board of PitchBook, prior to its acquisition by Morningstar in late 2016. Kapoor is also a member of the board of directors of Wealth Enhancement Group, a privately-owned independent wealth management firm, a member of the Council on Chicago Booth, and serves on the boards of several Chicago non-profit organizations. In 2010, Crain’s Chicago Business named him to its annual 40 Under 40 class, a list that includes professionals from a variety of industries who are contributing to Chicago’s business, civic, and philanthropic landscape.

Michael Holt

Michael Holt, CFA, is chief financial officer of Morningstar, responsible for controllership, tax, internal audit, financial planning and analysis, procurement, treasury, real estate and facilities, and investor relations.

Before assuming his current role in 2025, Holt served as Morningstar’s chief strategy officer for seven years and, in 2023, was also named president of Morningstar's Research and Investments group, overseeing the 400-person team responsible for Morningstar’s rigorous, independent equity and managed investment analysis and ratings as well as portfolio construction for the company’s investment management capabilities.

Holt first joined Morningstar in 2008 as an equity analyst, and his strengths in assessing company value and competitive advantage earned him progressively more senior roles over the following six years. He led the global equity research team from 2014 to 2018, before he assumed the corporate strategy position, in which he played an important role in growing Morningstar’s revenue profile and set of capabilities through capital allocation and acquisitions.

He holds the Chartered Financial Analyst® designation, a master’s degree in business administration from the University of Chicago Booth School of Business, and a bachelor’s degree in business from Indiana University.

Daniel (Danny) Dunn

Danny Dunn is chief revenue officer of Morningstar. He is responsible for the firm’s global revenue and client-facing functions including global marketing, sales, client solutions, customer success, field operations, services and support.

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

•Risks Related to Our Business and Industry
◦Failing to maintain and protect our brand, independence, and reputation may harm our business
◦Failing to create innovative, proprietary and insightful product and service offerings, keep pace with new investor requirements, technology developments, and trends, or anticipate our clients’ changing needs may negatively affect our competitive position and business results
◦Prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy may impact our financial results
•Risks Related to Our Information Technology and Security
◦We could face significant reputational and financial consequences relating to cybersecurity and the protection of confidential information, including personal information about individuals
◦AI technologies may present business, legal and reputational risks as they are incorporated into our products and tools
◦Our operational risk management and business continuity programs may not be adequate to address materially disruptive events.
◦We could face liability for failing to properly protect or use the information and data we collect, store, use, create, and distribute or the reports and other documents we publish or that are produced by our software products
◦Failure to protect our intellectual property rights, or claims of intellectual property infringement against us, could harm our brand, our financial performance and our ability to compete effectively
•Risks Related to Legal and Regulatory Matters
◦Compliance failures, regulatory action, or changes in laws could adversely affect our business
◦Several of our businesses are highly regulated throughout the world and the regulatory environment is increasingly complicated and rapidly evolving
◦Environmental, social, and governance considerations could result in enhanced regulatory obligations and expose us to potential liabilities and increased costs
◦Errors in our automated advisory tools may subject us to liability for any losses that result
•Risks Related to Our Operations
◦Our future success depends on our ability to recruit, develop, and retain qualified employees
◦We are dependent on third-party service providers in our operations
◦Our business is complex and has experienced significant growth in recent years which could strain our resources and infrastructure, and if we are unable to effectively scale our operations and increase productivity, we may not be able to successfully implement our business plan
◦Our strategic transactions, acquisitions and investments in companies or technologies may not result in the expected business or financial benefits, ultimately having an adverse effect on our operating results and our ability to deliver long-term value to our shareholders

◦The goodwill of our business and other intangible assets from our acquisitions could be impaired as a result of business conditions in the future, requiring us to record substantial impairments that would impact our operating income
◦Changes in geopolitics and the regulatory landscape could adversely affect our ability to expand (and the demand for) our product and service offerings
◦As a global taxpayer, we face challenges due to increasing complexities in accounting for taxes (e.g., base erosion, minimum taxes, and tax transparency), which are high priorities in jurisdictions in which we operate and could materially affect our tax obligations and effective tax rate
◦Our revenues, expenses, assets and liabilities are subject to fluctuations in foreign currency exchange rates
◦Our indebtedness could adversely affect our cash flow and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly
◦Our insurance coverage may be inadequate or expensive
•Risks Related to Ownership of Our Common Stock
◦The concentrated ownership position of Joe Mansueto could adversely affect our other shareholders
◦Future sales of our common stock and fluctuations in our operating results may negatively affect our stock price
◦We cannot guarantee we will pay dividends in the future or make any repurchases of our common stock under our repurchase program

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

Risks Related to Our Business and Industry

Failing to maintain and protect our brand, independence, and reputation may harm our business. Our reputation and business may also be negatively impacted by allegations made about possible conflicts of interest, or by other negative publicity or media reports.

We believe that the reputation of our company and our brand generally, as well as the perception of our research and ratings products and services, is based on the trust that users of our products and services have in our commitment to our mission to empower investor success underscored by principles of independence, transparency and long-term focus. Any failures by us to instill in our employees the expectation of independence and integrity may devalue our reputation over time and negatively affect both hiring and retention efforts. Any failure to uphold these standards, and any real or perceived failure of our customers to have consistently positive experiences with us could damage our reputation. Our reputation may also be harmed if any errors are found in our products or services.

As our business has evolved, we have entered, and may in the future enter into, lines of business and business arrangements that may give rise to allegations of conflicts of interest or perceived failures of our independence and objectivity. For example, we provide ratings, analyst research, and investment recommendations on mutual funds, ETFs and other investment products offered by our institutional clients. While we don’t charge asset management firms for their products to be rated, we do charge licensing fees for the use of our ratings. We also provide investment advisory and investment management services, including through our own series of mutual funds, which expose us to the claim that we are acting as both a referee and a player in the investment management industry. In our credit ratings business and Morningstar Sustainalytics’ Sustainable Finance Solutions products we are participants in an issuer-pay business model under which we receive payments from issuers for our ratings rather than from the investors who consume such ratings. These payments may create the perception that our ratings and research in these areas are not independently determined.

Certain of our product offerings such as those offered by Morningstar Sustainalytics have, and may in future, put us at the center of public debate over a variety of issues surrounding sustainability, social concerns, and corporate governance. Scrutiny over sustainability, social concerns and corporate governance may impact the demand for our products. This could lead to negative media coverage, reputational harm or increased government or regulatory scrutiny. Failure to successfully navigate these issues as they arise may have an adverse effect on our reputation and our business. In addition our methodology may be scrutinized or may attract negative publicity.

Our reputation may also be harmed by factors outside of our control, such as news reports about our clients, consultants, or suppliers, regulatory scrutiny, and adverse publicity about certain types of investment and ratings products generally. Scrutiny of our competitors could damage the reputation of the industries that we operate in, which could harm the reputation of the company or certain of our products and services. We may also suffer brand dilution as our brand becomes associated with an increasingly broad array of products and services that may align less directly with our corporate mission.

Failing to create innovative, proprietary and insightful product and service offerings, keep pace with new investor requirements, technology developments, and trends, or anticipate our clients’ changing needs may negatively affect our competitive position and business results.

We believe innovation in financial information services and investable products available to investors and the various advisers and other intermediaries who serve them continues to accelerate. Developments in technology are fundamentally changing the ways investors, financial intermediaries, and other market participants access data and content, allowing for greater personalization of products customized to individual investor profiles and interests. These developments can render our existing products less competitive, obsolete or unmarketable. As a result, our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our current and target markets and to deliver them in ways that support our customers’ investing needs and business models, and on our ability to keep pace with the competitive landscape for our products.

Our core competencies are data, research, design, and technology, and we employ each of these to create products built on the depth and breadth of our data that are designed to clearly convey complex investment information. Our customers have access to our research, data and ratings directly on our proprietary desktop or web-based software platforms, or through subscriptions, data feeds, and third-party distributors. Our financial technology solutions also allow advisors to serve investors at all stages of the investing process. Morningstar’s managed portfolio offerings help advisors outsource investment selection and asset allocation through proprietary portfolio strategies based on Morningstar’s valuation-driven, fundamentals-based approach to investing. Applying its expertise in asset allocation, investment selection, and portfolio construction, our global investment team creates long-term investment strategies built on Morningstar’s data and ratings. We also help retirement plan sponsors build high-quality savings programs for employees and advise participants in retirement plans on saving for retirement and choosing plan investments. We believe the breadth and depth of our current service offerings set us apart from our competitors, which we believe is a significant competitive advantage.

If we fail to continuously innovate, incorporate, deploy and develop, as applicable, new datasets, research, methodologies, AI technologies, content or software to meet the needs of our customers, or fail to successfully communicate such innovations and developments in our offerings to our customers, our competitive position and business results may suffer. In addition, our reputation could be harmed if we are perceived as not moving quickly enough to meet the changing needs of investors or their financial advisors and may sacrifice new business opportunities or renewals from existing customers. These changing needs include a greater expectation that advice be delivered with a high degree of personalization. Investors are also increasingly focused on the security of data we collect from them, as well as the sharing of their data with third parties. Increased interest in alternative asset classes, including a focus on private market offerings, has also created a need for applicable datasets, research and analytical expertise. Our competitive position and business results may suffer if other companies have greater breadth of product offerings or are able to successfully and more quickly introduce innovative, proprietary research tools and software, including through the application of AI technologies. Further, despite our investments in, and commitment of resources to, leveraging AI in our products and activities, we may not be successful in generating revenues, creating efficiencies in our processes or generating cost savings from these efforts. The development of any new or updated products or capabilities can involve material investment, execution risks and challenges and we cannot guarantee that we will successfully adapt our product offerings to meet evolving customer needs or that the transition to such new offerings will be seamless. If we are unable to manage these investments and transitions successfully, our business, financial condition, and results of operations could be materially and adversely affected.

As our financial intermediary customers further automate their business processes, their need for our products may change and the technological flexibility and interoperability of our systems may become more important. In addition, there has been an increasing focus on technology not merely supplying additional tools for users, but also offering solutions to specific client problems, such as those we are seeking to address for wealth advisors through bringing together our multiple wealth management capabilities around asset management, data aggregation and client portfolio management software. We have a myriad of potential technology investments across our product lines and need to prioritize scarce technology development resources to focus on products that best anticipate the needs and priorities of our customers. For example, in 2024 we made a strategic decision to sunset the Morningstar Wealth TAMP which was expected to require significant resources to maintain and improve, and instead have turned our focus to marketing our professionally managed investments products to more advisors across the US.

Our technology is also heavily dependent on the quality and comprehensiveness of our data and our ability to successfully build analytics, research, and other intellectual property around that data. For example, in order to provide the personalized holistic advice that clients value, we need to collect and organize large, heterogeneous datasets and synthesize and effectively analyze the insights offered by this data. We are investing significant resources in consolidating our various data assets and improving their usability and deliverability across our platform of products. Our competitive position and business results may suffer if we fail to realize the value and potential of our data assets.

Prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy may impact our financial results.

Our business results are partly driven by factors outside of our control including, but not limited to, general economic and financial market trends which may be impacted by availability of credit, changes in laws, trade barriers, currency exchange rates and controls, and national and international geopolitical circumstances and uncertainties. Prolonged economic and financial downturns, sustained volatility in the financial markets, interest and inflation rate fluctuations and periods of stagflation, among other conditions impacting investor sentiment can reduce investor interest and investment activity and have, and may in the future, decrease demand for our software, data, analyst ratings, research products, and decrease net flows of funds into our investment management products. We cannot predict the occurrence, timing or duration of any economic cycle generally or in the markets in which our businesses operate. Fluctuations in interest rates and rate uncertainty brought on by central bank decisions that have reduced credit issuance in prior periods may in the future put negative pressure on our credit ratings business.

Our credit ratings business, as well as our SPO business, have been, and may again be, impacted by volatility in US and international financial markets due to their dependence on the number and dollar volume of debt securities issued in the capital markets. Market disruptions, rising interest rates, widening credit spreads, and economic slowdowns historically have impacted and may in the future impact the volume of debt securities issued in global capital markets and the demand for credit ratings. Demand for credit ratings can also be negatively affected by negative publicity about the credit ratings business, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Our ability to reduce costs in the event of such adverse developments can be negatively impacted by, among other things, our obligations to monitor and maintain outstanding ratings. Declines or other changes in the markets for debt securities may materially and adversely affect our business, operating results, and financial condition.

For our license-based businesses, many of our customers are asset management and financial advisory firms and other financial-services companies, who are also subject to global market trends. The ascendance of passive investment strategies may affect both the profitability of asset managers that focus on actively managed strategies, on whose success we in part depend, and the perceived value of our research regarding actively managed such strategies. A sustained global recession or other financial downturn or crisis would likely lead to material spending cutbacks among certain of our clients, and create longer sales cycles. Consolidation in the financial services sector reduces the number of potential clients for our products and services. Further, clients may discontinue their use of our products and services should they fail and/or merge with or become acquired by other entities that are not our clients or that use fewer of our products and services. These trends could impact demand for our products and services or change the financial services landscape in which we operate, resulting in lower revenue and operating income.

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

The amount of asset-based revenue we earn primarily depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease based on market performance. Our revenue from asset-based fees has been, and may in the future be, adversely affected by market declines. Asset levels can also be affected if inflows into the portfolios for which we provide investment advisory services drop or if these portfolios experience redemptions. A drop in inflows or an increase in redemptions can result from a variety of factors, including overall market conditions or uncompetitive investment performance. If the level of assets on which we provide investment advisory or investment management services declines, we would expect our fee-based revenue to show a corresponding decline. The industrywide trend toward lower asset-based fees may also impact our fee-based revenue. A shift by investors to non-traditional asset classes such as cryptocurrencies, private debt, real estate, structured products, and collectibles may affect our assets under management if we are unable to incorporate them into our investment strategies or if they fail to perform in the manner that our research anticipates.

Risks Related to Our Information Technology and Security

We could face significant reputational and financial consequences relating to cybersecurity and the protection of confidential information, including personal information about individuals.

Our business requires that we securely collect, process, store, and transmit confidential information, including personal information, relating to our operations, customers, employees, and other third parties. We continuously invest in systems, processes, controls, and other security measures designed to guard against the risk of improper access to or release of such information. However, these measures do not guarantee absolute security, and improper access to or the release of confidential information may still occur through employee error or malfeasance, system error, inadvertent release, failure to properly purge and protect data, failure to apply consistent security measures throughout our business, or cyberattack.

We may also be subject to specific obligations relating to personal information and personal financial information. In certain cases, our products and websites collect, store, process, and transmit personal information about an individual, including financial information such as portfolio holdings, account numbers, and credit card information. Our business also operates across national borders and routinely moves personal information from one jurisdiction to another. Regulators and political leaders in various countries are increasingly interested in restricting cross-border data transfers that they perceive as problematic. We are and our customers often are subject to federal, state, and foreign laws relating to privacy, cybersecurity, and data protection. The scope of applicable laws may be uncertain and require practices that may be inconsistent with laws of other jurisdictions. In addition, the proliferation of personal information privacy regimes across the globe has made scalable and comprehensive compliance practices more complex and costly to implement. Consequently, our business is subject to a variety of continuously evolving and possibly conflicting regulations and customer requirements. Our compliance with these changing and increasingly burdensome regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial results. If we fail to timely or adequately comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees, or fines.

One of our core strengths is our ability to collect data and enrich it with data from another part of our business to provide valuable information and insights to investors. As data is accessible across our products, consistent data privacy practices and disclosure becomes more important and challenging. Failure to comply with our public statements or to adequately disclose our privacy or data protection practices could result in costly investigations by governmental authorities, litigation, and fines, as well as reputational damage and customer loss.

We may be targeted by actors who are more sophisticated and have more resources than the actors our security program is designed to protect against. These actors may seek to attack our products and services or penetrate our network infrastructure to gain access to intellectual property, confidential or personal information, or to facilitate distributed denial of service attacks. While we have dedicated resources responsible for cybersecurity and have implemented systems and processes intended to help identify cyberattacks and protect and remediate security issues in our software and network infrastructure, these attacks have become increasingly frequent, sophisticated, and difficult to detect. Even in cases where an attack is ultimately detected, based on industry data, incidents may go undetected for several months. Our measures may not be adequate or designed to prevent all eventualities or all types or sources of attacks, and we may be vulnerable to circumvention of security systems, denial of service attacks or other cyberattacks, hacking including “hacktivism”, “phishing” or other social engineering attacks, computer viruses, ransomware or malware, employee or insider error, employee or vendor malfeasance, physical breaches or other malicious actions. We offer a hybrid work environment, which provides employees with the flexibility to work remotely (and use personal devices) which introduces additional and unique risk management challenges.

We may also be impacted by a cyberattack targeting one of our vendors or within our technology supply chain or infrastructure, including cloud providers. Our information technology systems interact with those of customers, vendors, and service providers and collect an increasing amount of confidential and other proprietary data as we expand our product and service offerings. As a result, inadequacies of third-party security technologies and practices introduce additional risk to our business in the event of ineffective cybersecurity programs and/or monitoring by these third parties.

From time to time, we have acquired, and may in the future acquire, other businesses, and while we conduct due diligence on the technology systems and practices of these companies, there can be no assurance that acquired companies have not suffered data breaches or system intrusions prior to and potentially continuing after our acquisition for which we may be liable. We may face potential identified or unknown security vulnerabilities in acquired products that expose us to additional security risks and penalties, or that delay our ability to integrate the product into our service offerings; difficulties in increasing or maintaining at an acceptable cost the security standards for acquired technology consistent with our other services; difficulty in transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis; and challenges augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation. In addition, acquired businesses may not have invested as heavily in security measures or data privacy controls as we have, and they may introduce additional cybersecurity and data privacy risks as their systems are integrated with ours.

Any failure to safeguard confidential information or any material cybersecurity failures or incidents in our systems (or the systems of a customer, vendor, or service provider which stores or processes confidential information for which we are responsible, including cloud providers) could result in reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation, or financial losses and increased expenses related to addressing or mitigating the risks associated with any such material cybersecurity failures or incidents, which could have a material adverse effect on our operating results and financial condition.

AI technologies may present business, legal, and reputational risks as they are incorporated into our products and tools.

We use, and may continue to expand our use of, machine learning and AI technologies into certain of our products and processes. If we fail to keep pace with rapidly evolving AI technological developments or if other firms implement AI technologies more effectively than we do, our competitive position and business results may suffer. As AI technology is highly complex and rapidly evolving, and our ability to foresee all the legal, operational or technological risks that may arise from our use of AI is limited. Use of AI is also the subject to an evolving governmental and regulatory landscape, which may subject the company to additional scrutiny.

The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in errors and new or expanded risks and liabilities, including enhanced compliance obligations and regulatory scrutiny, litigation, ethical concerns, confidentiality or security risks, that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences and errors, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may significantly restrict the deployment of AI, particularly generative AI technologies, in our products or processes.

We have taken steps designed to manage risks related to our adoption of AI; however, these steps may not sufficiently mitigate these risks, which include but are not limited to risks related to employee error or malfeasance, the loss of intellectual property, claims of bias or discrimination, or product liability claims.

We may be subject to specific obligations relating to the use of AI technologies in our operations or the incorporation of AI technologies in our products and services, including the EU Artificial Intelligence Act (EU AI Act). We expect that regulators in the various global locations we do business in will pursue new rules governing AI, whether through regulations specific to AI or through updating existing laws to incorporate new AI-specific provisions. This evolving regulatory environment may cause us to incur substantial costs or require us to change our business practices, which may impact our financial results. Any failure to timely or adequately address these regulations, or any future changes to or expanded regulations, may expose us to significant compliance costs, potential liabilities or fines.

AI technologies may use or incorporate data from third-party sources, which may expose us to risks associated with data rights and protection and may also lead to the unintended consequences of using AI discussed above. Current laws and court decisions governing intellectual property ownership and license rights may not address new questions relating to AI technologies, which may negatively affect our ability to safeguard our intellectual property, as well as increase the compliance costs associated with navigating an uncertain legal and regulatory environment. The use or adoption of AI technologies into our products may expose us to claims of copyright infringement or other intellectual property misappropriation by third parties, which may require us to pay compensation or license fees.

In addition to the implementation of AI in our tools and products, there is risk associated with the implementation of AI technologies by competitors or disruptors. The value of our products and services may be negatively affected by the increasing amount of information and external tools that are available for free, or at low cost, through Internet sources that use AI to scrape data – including our own content – from the Internet. These technologies integrate machine learning abilities and other AI systems to process and organize large data sets aggregated from products that previously were paid for, posing an external risk to our product suite. The rapidly evolving regulatory environment for AI technologies may also impact our ability to protect our own data and intellectual property against infringement through these AI external tools.

We could face liability for failing to properly protect or use the information and data we collect, store, use, create, and distribute or the reports and other documents we publish or that are produced by our software products.

We may be subject to claims for securities law violations, defamation (including libel and slander), negligence, or other claims relating to the information we publish, including our research and ratings. For example, investors may take legal action against us if they rely on published information that contains an error, or a company may claim that we have made a defamatory statement about it or its employees. In addition, in our business unit containing our credit ratings offerings, we have access to significant amounts of material nonpublic information on issuers of securities and if such information is inadvertently disclosed or misappropriated by employees or others, we could be exposed to various liabilities under securities and other laws. Less significant errors could still require us to remove ratings, research, or data temporarily which could diminish the perceived value of the product or cause us to be deficient in our service-level agreements with clients that require us to meet certain obligations for delivering time-sensitive, up-to-date data and information.

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

Products and enhancements we develop or license have contained, and in the future may contain, undetected errors or defects despite testing or other quality assurance practices. Use of our products or services as part of the investment process and other activities creates the risk that our customers, investors, the companies that we rate or assess across our products, or the shareholders of those companies, may pursue claims against us based on even a small error in our data, calculations, methodologies, input, or analysis, or a malfunction or failure in our systems, products or services.

We could be subject to claims by providers of data and information we compile from websites and other sources that we have improperly obtained that data in violation of the source’s copyrights or terms of use. We could also be subject to claims from third parties, such as securities exchanges from which we license and redistribute data and information, that we have used or redistributed the data or information in ways not permitted by our license rights or that we have inadequately permissioned our clients to use such data. The agreements with such exchanges and other data providers give them extensive data use audit rights, and such audits can be expensive and time consuming and potentially result in substantial fees becoming payable. We could also be subject to claims from regulators that we have mishandled private ratings or nonpublic data and information, in particular in our business unit containing our credit ratings products. These regulatory bodies have audit rights regarding our data use which could have similar adverse consequences in terms of time, expense, or fines. Defending claims based on the information we publish could be expensive and time-consuming and could adversely impact our business, operating results, and financial condition.

Additionally, we use and incorporate open-source code in our software development and our products, which could expose us to additional security risks, impede our ability to commercialize our products and services, and lead to additional costs. Security vulnerabilities with the use of open-source software could impact our products and services, which may result in the need for change control, testing and potential re-engineering efforts that could increase costs and impact our software development and products. Generally, open-source licenses will not contain warranties against infringement claims, or covering the quality or security of the code, and some licenses contain provisions requiring the public release of our proprietary source code if it is combined with the open-source code in a certain manner. The public release of our proprietary source code will put us at a competitive disadvantage, allowing competitors to develop similar products in less time and with minimal development efforts. In addition, many open-source licenses contain provisions which are ambiguous and have not been interpreted by US or other courts. Any unanticipated restrictions or conditions on our ability to use, or claims involving our use of, open-source licenses could require us to seek alternative third-party licenses at increased costs or reduced scope, re-engineer products or systems, or discontinue the licensing of certain products.

Finally, our global business regularly seeks to optimize our data storage in order to improve information accuracy and streamline the technology, which supports our business operations. These efforts may be constrained by data privacy legislation, such as the General Data Protection Regulation (GDPR), which includes obligations regarding storage, transfer, and use of personal information from and about individuals, and which may limit the processing of information about individuals outside their home jurisdictions. Legislation aimed at protecting material nonpublic information or mitigating potential conflicts of interest further define how certain information can be accessed and retained which may result in less efficient or higher cost technological processes and infrastructure.

Failure to protect our intellectual property rights, or claims of intellectual property infringement against us, could harm our brand, our financial performance and our ability to compete effectively.

We rely primarily on patent, trademark, copyright, and trade secret rights, as well as contractual protections and technical safeguards, to protect our intellectual property rights and proprietary information. However, these steps may not be adequate to safeguard our brand, proprietary information and competitive advantage, and third parties may still be able to challenge, invalidate, or circumvent our rights or improperly obtain our proprietary information. Further, we may not be able to effectively utilize trademark, copyright, and trade secret protection in every country in which we offer our services or utilize our intellectual property.

We believe our trademark rights with respect to the “Morningstar” name and logo, along with our subsidiaries' names and logos represent materially valuable intangible assets. We have encountered and may continue to encounter jurisdictions in which one or more third parties have a pre-existing trademark registration in certain relevant international trademark classes that may prevent us from registering these or other marks in those jurisdictions. Our continued ability to use the “Morningstar” name or logo, either on a stand-alone basis or in association with certain products or services, could be compromised in those jurisdictions because of these pre-existing registrations. Similarly, we have encountered and may continue to encounter situations in certain jurisdictions where one or more third parties are already using the “Morningstar” name, either as part of a registered corporate name, a registered domain name, or otherwise. Our ability to effectively market certain products and/or services or obtain adequate trademark protection in those locations could be adversely affected by these pre-existing usages.

We have been and may continue to be subject to claims by third parties alleging infringement of their intellectual property rights. Such claims can also be alleged against clients, customers, or distributors of our products or services whom we have agreed to indemnify against third party claims of infringement. The defense of such claims can be costly and consume valuable management time and attention. We may be forced to settle such claims on unfavorable terms, which can include the payment of damages, the entry into royalty or licensing arrangements on commercially unfavorable terms, or the suspension of our ability to offer affected products or services. If litigation were to arise from any such claim, there can be no certainty we would prevail in it. If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition, operating results or reputation. In addition, we are and continue to be susceptible to website spoofing attacks, where fraudulent websites are created to closely resemble our brand, products and offerings and are designed to lure potential clients to share personal sensitive information, such as login credentials, social security numbers, credit card information, bank account numbers, and in some instances send money to individuals portraying to be associated with our entities and brands. In addition to individual losses triggered by these attacks, these spoofing attacks could harm our brand and reputation, and negatively impact our ability to attract new clients and customers.

Risks Related to Legal and Regulatory Matters

Compliance failures, regulatory action, or changes in laws could adversely affect our business.

The laws, rules, and regulations, and their interpretations, applicable to our business are extensive, may change in the future and may be inconsistent or vary by jurisdiction. We have not always been able to, and in the future may not be able to, comply with changes or variances in the laws, rules and regulations applicable to our businesses without making extensive changes to our business practices. In the recent past, the scope and pace of global regulatory change has both increased and involved shorter compliance time frames, which has increased the risk that we may fail to properly and timely identify, and adequately respond to the regulatory changes applicable to our operations. Regulations aimed at increasing transparency for investors or providing individuals greater control over their own data may devalue the investments we have made in our data sets or reduce their use cases. In addition, the broad, diverse and global scope of our business operations makes it more difficult to monitor areas that may be subject to regulatory and compliance risk, as well as monitor and implement changes that may vary by jurisdiction. If we fail to comply with any applicable law, rule, or regulation, we could be fined, sanctioned, or barred from providing certain products and services in the future, which could adversely affect our reputation, business and financial results.

We are subject to various anti-corruption laws that prohibit improper payments or benefits or offers of payments or benefits to foreign governments and their officials and, in some cases, to employees of a business for the purpose of directing, obtaining or retaining business. We conduct business in countries and regions with anti-corruption laws that may vary in substance, complexity and application when compared to that of the US, which could result in unauthorized payments or offers of payments by our employees or agents that may be in violation of anti-corruption laws. While we have implemented policies and trainings to prohibit these types of practices by our employees and agents, they may prove to be less than fully effective, and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory fines, sanctions, damages or other penalties or costs, and may incur expenses relating to government investigations, inquires, or subpoenas, which could have a material adverse effect on our business, operating results, or financial condition and may damage our brand and reputation.

Additionally, as we engage in global business activities, we are subject to international trade restraints, including economic and financial sanction laws and embargoes administered by the US Treasury Department’s Office of Foreign Assets Controls, which prohibit or restrict the sale or supplying of certain products and services to embargoed or sanctioned countries, regions, governments, individuals, and entities. Although we have policies and procedures in place to promote compliance with such laws, there can be no assurance that they will be followed at all times or effectively detect and prevent all violations of such laws. These restraints have impacted, and may in the future impact our ability to continue to market and/or sell our products and services in these geographies, resulting in loss in revenue, and subject us to significant fines and penalties or cause us to incur expenses relating to government investigations, inquiries, or subpoenas if we fail to comply. While we have established policies and trainings aimed at preventing these types of activities, they may be ineffective. Furthermore, new, and additional trade restrictions may be introduced at any time and may require us to change our operations and increase our risk of noncompliance, and may expose us to increased compliance costs, which could have a material adverse effect on our business, operations, and financial results.

Several of our businesses are highly regulated throughout the world and the regulatory environment is increasingly complicated and rapidly evolving.

The expansion of our business over time, including through acquisitions, has resulted in greater exposure to governmental regulation across our product lines. In some cases, such as with our credit ratings business, interactions with regulators are extensive and continuous, which is increasingly costly and resource intensive to manage. To the extent any of those interactions result in a finding of noncompliance, they could pose a significant reputational risk to us, expose us to fines, sanction and penalties and negatively impact our business. Regardless of source, allegations of improper conduct, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity or media reports about Morningstar and its relationships with third parties, whether valid or not, may harm our brand and reputation and damage our business.

Morningstar DBRS, our credit ratings business, operates in a highly regulated environment in Canada, the US, the UK, and the EU, requiring substantial ongoing compliance obligations with laws and regulations that govern credit ratings. At times, the scope, interpretation, and administration of these laws and regulations may also be uncertain, inconsistent across geographies and difficult to fully reconcile in a cost-efficient manner. Further, many aspects of credit ratings agency policies and practices and their compliance with applicable law, regulations, contracts and license arrangements are not the subject of definitive regulatory guidance or case law. Maintaining compliance with any expanded requirements that may be imposed by these laws and regulations can be time consuming and require significant resources. Morningstar DBRS is also subject to regular regulatory examinations and occasional investigations, which are time consuming and can impact day-to-day operations.

Three of our subsidiaries, Morningstar Investment Management LLC (MIM), Morningstar Investment Services LLC, and Morningstar Research Services LLC, are registered as investment advisers with the SEC under the Advisers Act, which subjects them to requirements related to record-keeping, reporting and standards of care, in addition to fiduciary obligations owed to their clients. Morningstar Investment Services is also a broker/dealer registered under the Exchange Act and is subject to the rules of FINRA. The Morningstar Funds Trust is a registered open-end mutual fund for which MIM acts as the investment advisor under an investment management agreement, and, as a result, also subjects MIM to regulation under the Investment Company Act of 1940 and the Commodity Exchange Act. As registered investment advisers, these subsidiaries are subject to on-site examination by the SEC. In addition, in cases where these subsidiaries provide investment advisory services to retirement plans and their participants, they may be acting as fiduciaries under ERISA, which requires them to meet and uphold various fiduciary obligations. We may face liabilities for actual or claimed breaches of our fiduciary duties, particularly in areas where we provide retirement or investment advice and managed retirement accounts. In some of our retirement contracts, we act as an ERISA fiduciary by, for example, selecting and monitoring a broad range of diversified plan options. We also provide a managed account service for retirement plan participants who elect to have their accounts managed by our programs. Such activities are, and in the future may again be, the subject of class action litigation, including one such proceeding in which we have been named. Many of our asset management and financial advisor clients are similarly regulated. If our license products and services fail to satisfy the regulatory requirements applicable to these clients, we may lose their business.

Our regulated investment services operations are subject to regulation in markets outside the US. Post Brexit, we made a strategic decision to restrict the provision of regulated investment management activity to EU domiciled clients in part to reduce regulatory risk. The UK-based Morningstar Wealth Platform (Platform) has regulatory compliance obligations related to, among other things, the safeguarding and administration of client monies and assets, due to the offering of regulated products and services in the UK. The Platform business has offices in Jersey, South Africa, and the United Arab Emirates, all of which are or have been subject to the Financial Action Task Force (FATF) grey list. Increased regulatory scrutiny in Jersey, which was recently removed from the FATF grey list, and South Africa, which is currently on the FATF grey list, increase compliance costs and exposes us to potential reputational harm.

Our index business, Morningstar Indexes, is subject to regulations related to the oversight of the provision of benchmark administration services in the UK and EU. Specifically, the EU Benchmarks Regulation seeks to improve governance and controls over the benchmark process, in order to ensure that administrators effectively manage conflicts of interest. Furthermore, the regulations require administrators to improve the quality of input data and methodologies and ensure that contributors to benchmarks and the data they provide are subject to adequate controls. In addition, Morningstar Indexes has continued to monitor previously identified developments whereby the SEC sought comment on whether index providers, model portfolio providers and pricing services should be regulated as investment advisers or outsourced service providers in the US. These potential developments could increase regulatory exposure and compliance costs if and when adopted.

Our Morningstar Sustainalytics business could be negatively affected by enhanced regulation of its research, ratings and data activities and other reporting requirements. The EU regulation for registering and supervising companies acting as external reviewers for green bonds aligned with the European Green Bond Standards (EuGBS) framework,and the EU legislation for registering and supervising companies that provide ESG ratings both require significant investments to build, implement and maintain appropriate operational and governance structures, internal controls and compliance processes. As legislation is evolving in the EU, other jurisdictions are also running consultation processes to put in place regulatory frameworks for these ratings, data and/or SPO providers, which contemplate governance policies, quality assurance and other internal control program requirements that may not be consistent with the EU. The final form of any of these regulations or other measures is still uncertain. Such regulatory regimes could impose significant compliance burdens and costs on Morningstar Sustainalytics and, as with all new regulation, could be subject to ambiguous interpretation that could result in inadvertent noncompliance. Furthermore, as our Morningstar Sustainalytics business operates globally we may be subject to additional future regulation in multiple jurisdictions, which may be inconsistent. Conversely, deregulation could lead to reduced demand for our Morningstar Sustainalytics products, which could impact our operating results and financial condition.

Compliance failures by any of these highly regulated businesses could lead to negative publicity, fines, settlements, and/or temporary or permanent operating restrictions, which could have a material adverse impact on our operating results or financial condition. New and changing laws, regulations and regulatory implementation guidance may also affect the day-to-day operation of these businesses and our customers, including by imposing new or expanded requirements. Any failure to timely or adequately address these changes could have a material adverse impact on our business, operations and financial results.

Environmental, social, and governance considerations could result in enhanced regulatory obligations and expose us to potential liabilities and increased costs.

In response to market demand we offer products, including those offered by Morningstar Sustainalytics, that could expose us to potential liability and increased regulatory costs. We are subject to laws, regulations, and other measures that govern a wide range of topics, including those related to matters beyond our core business. New laws, regulations, policies, and international agreements relating to environmental, social and governance matters are being developed, formalized and amended or revoked in the EU, the US, and elsewhere globally, which requires us to comply with specific, target-driven frameworks, disclosure and other requirements in jurisdictions. For instance, the European Union Corporate Sustainability Reporting Directive (CSRD), in its current form, applies to both EU and non-EU in-scope entities and requires such entities to provide expansive disclosures on various sustainability topics including climate change, biodiversity, workforce, supply chain, and business ethics. We expect CSRD will apply to our operations in the future. As such, we have assessed our obligations under CSRD, and we expect that compliance with CSRD will require significant effort in future years.

In contrast, the future of any US regulation of sustainability matters is uncertain and if adopted may not align with the disclosures required by CSRD or other legal and regulatory requirements. Similarly, a number of US states have passed, or are in the process of adopting, broad climate change disclosure requirements. We believe we have implemented reporting frameworks and principles that we are currently subject to.

We have also announced a number of goals and initiatives with the advice from external consultants, including on our decarbonization efforts, in accordance with standards, including, but not limited to, Task Force on Climate-Related Financial Disclosure (TCFD), Sustainability Accounting Standards Board (SASB), and Global Reporting Initiative (GRI). Morningstar has committed to decarbonize 50% of our scope 1 and scope 2 greenhouse gas emissions by 2030 and to publicly disclose our emissions annually. The practical implementation of initiatives, as well as compliance with emerging or amended mandatory regulations may require the expenditure of unanticipated or significant resources, management time and expense. Any failure, or perceived failure, by us to comply fully with mandatory ESG laws and regulations could harm our business, operating results, and financial condition.

Errors in our automated advisory tools may subject us to liability for any losses that result.

We rely on automated investment technology for our retirement advice and managed retirement accounts services. The Wealth Forecasting Engine is our core advice and managed accounts engine that determines appropriate asset allocations for retirement plan participants and assigns individuals to portfolios. We also rely on automated portfolio construction tools. As these become more interconnected with other product offerings, including the technology of clients and other third parties, the increasing complexity of the technology requires more expertise and efforts to manage and test. Problems could arise if these programs do not work as intended, particularly if we failed to detect program errors over an extended period and are found to be liable for such errors, which may include liability for breach of our fiduciary duty or applicable law. Such program errors may not be detected despite our quality assurance practices. There is a need to continually invest in training to develop and maintain in-house expertise to manage these systems effectively and to educate recordkeeper and retirement plan clients and participants in the capabilities, proper use, and competitive differentiation of these offerings, which can be costly and time consuming.

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

Our ability to identify, attract, hire, and on-board new qualified employees is integral to our continued success. Many of our key product offerings require employees with specific skills sets in a variety of disciplines such as engineering, research, quantitative, fixed income data and credit analysis as well as in emerging areas of strategic focus. As many of these skill sets are widely and highly sought after, we experience competition for talent from other companies. The development, maintenance, and support of our products and services are also dependent upon the knowledge, skills, experience, and abilities of our existing employees.

As a global business with a broad workforce location strategy, we have experienced and may continue to experience recruiting challenges in nearly all our global locations. Maintaining a global workforce also introduces inherent challenges, including the ability to effectively manage employees over large geographic distances, as well external factors such as geopolitical unrest in countries where our employees work, resulting in the need to implement appropriate systems, policies, benefits and compliance programs. Additionally, we have been and may continue to be exposed to rising wage scales in many of the employment markets in which our facilities are located, which negatively affect our compensation costs. Inflationary pressures, strong stock performance in our sector, immigration policy, regulatory changes and shortages of applicants with certain skills put upward pressure on wages and may make it difficult to retain and attract adequately skilled and qualified employees.

We invest in the continued growth and development of our employees through various programs such as learning tools and educational stipends and are thoughtful about employee engagement. Changes in the labor markets, such as a move by some companies to fully remote work, or hybrid work models, or away from remote work or hybrid work models, may make it more difficult for us to retain existing employees. Similarly, the integration of new businesses we acquire or the sunsetting of existing brands may impact our workplace as the culture of the acquired businesses or the values of the sunset brands are diminished and polices are updated to align with our current company policies, which may impact the morale of retained employees and may result in unforeseen attrition.

We believe the continued and future success of our business relies upon the continued service of our executive officers, including Joe Mansueto, our executive chairman, and Kunal Kapoor, our chief executive officer, senior business and functional leaders and other key employees. However, the talents and experience of these individuals make them attractive candidates to many of our competitors, as well as to early-stage companies that can offer the potential for outsize financial rewards if they are successful. Thus, the loss of such business leaders or our failure to adequately plan for such a loss, could pose substantial challenges to our business. We may not be able to retain these leaders and employees or to develop and retain similar highly qualified personnel in the future, which may cause us to lose potential or existing clients, and which could adversely impact our operating results and financial condition.

We are dependent on third-party service providers in our operations.

We rely on a variety of outside parties as the original sources for the information we use in our published data and research. These sources include securities exchanges, fund companies, hedge funds, transfer agents, issuers, and other data providers. We also incorporate data from a variety of third-party sources for many of our products. There is a sole source dependency risk on certain data suppliers for data feeds that are not diversified. A degradation in their service could have a negative impact on our products, exposing us to downstream risk in the event of their failure. In addition, these external data sources may contain errors, which could impact the accuracy and quality of our products, which could in turn have the potential to erode customer confidence and our brand. Our ability to continue to innovate and develop new products is reliant on the products of other vendors, including data, software and services vendors. Some of our products and offerings are dependent upon obtaining updates from data vendors as well as dependent on continuing access to current and historical data. Furthermore, many of our vendors are also competitors, and our ability to continue to provide our products and develop new products could be impacted if the vendors terminate our agreements with them or decide to change the terms or restrict use of the data and products, which could materially harm our business.

We use AI technologies from third parties, which may include open-source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs.

We utilize numerous third-party service providers in our operations, including for the provision of contract labor in several locations and backup facilities for our data. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely manner. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative. We are subject to regulatory expectations for the oversight of vendors and service providers, including the EU’s Digital Operational Resilience Act, which further increase our compliance obligations and costs. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, data breaches and cyberattacks or noncompliance with relevant securities and other laws could cause us to suffer financial loss, expose us to regulatory sanctions or damage to our reputation.

Our business is complex and has experienced significant growth in recent years which could strain our resources and infrastructure, and if we are unable to effectively scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our business has and continues to experience significant growth in our wide array of products and services and operational scale, which has placed a strain on and in the future may stress the capabilities of our management, administrative, operational and financial infrastructure. Significant additional investments, both in terms of management attention and one-time and annual costs, have been and are expected to continue to be required to effectively scale our operations and increase productivity across our organization, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas, and to increase our operating margin over time. Such additional investments will increase our cost base, making it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. We may not be able to make these investments as quickly or effectively as necessary to successfully and competitively scale our operations.

Additionally, we have and may continue to dispose of businesses and reallocate resources to our other businesses and products we believe will help scale our business. In 2024, we made the decision to sunset our US TAMP and enter into a strategic alliance with AssetMark where they own the technology platform, allowing us to reallocate resources that would otherwise be used to maintain and improve our platform, to the expansion of our professionally managed investments products to more advisors across the US, which we believe is the best way to scale our business in the US. In 2024, we also made a strategic decision to dispose of our Commodity and Energy Data business, as we believed it was not a strategic focus for our business, allowing us to focus on other areas of our business. While we believe these strategic decisions will allow us to best scale our business, we cannot be certain that such reallocations will be successful in doing so.

We regularly upgrade or replace our various software and data offerings and our operating systems and processes. If implementations are delayed, or if we encounter unforeseen problems with our upgraded or new offerings, systems and processes or in migrating away from existing offerings, systems and processes, our operations and our ability to manage our business could be negatively impacted.

Our growth also places increasing demands on our functional resources to scale and optimize globally and to balance global consistency with local flexibility. Our sales and marketing teams are focused on multi-product-based strategies to bring the breadth of our offerings and the full value of our intellectual property to our customers. However, such sales efforts can breed customer confusion, implicate regulatory limits on how certain products or services can be sold and by whom in certain jurisdictions, and if coupled with misaligned incentive structures, can create opportunities for misconduct or excessive risk taking. Additional complexity also creates a need for clear responsibilities and ownership across various global teams within our company, which we may not be successful in implementing. We cannot be certain that growth or profitability will be at the same or higher level given the headwinds of deglobalization and political, regulatory, and cultural fragmentation.

Our success will depend in part upon the ability of our senior management – including the senior management of any companies we acquire — to manage our business and strategies efficiently. To do so, we must continue to increase the productivity and effectiveness of our existing employee base and to hire, train and manage new employees who can meet or exceed our standards. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the value of our company could decline. The investment we make and additional resources we use to expand our operations, target new international customers and expand our presence globally may not produce desired levels of revenue or profitability, which could adversely affect our business and operating results.

Our strategic transactions, acquisitions and investments in companies or technologies may not result in the expected business or financial benefits, ultimately having an adverse effect on our operating results and our ability to deliver long-term value to our shareholders.

As a means to implement our business strategy, we periodically evaluate and make investments in, or acquisitions of, complementary businesses, services and technologies, and intellectual property rights, and expect to continue to make such investments and acquisitions in the future. However, there can be no assurance we can identify suitable investment or acquisition candidates at acceptable prices. In addition, although we conduct robust due diligence through cross-functional teams when making an acquisition, each acquisition presents potential challenges and risks, including the following:

–difficulties in assimilating, integrating, or retraining acquired employees;
–differences between our values and those of our acquired companies, as well as disruptions to our workplace culture;
–diversion of financial and managerial resources from existing operations;
–challenges relating to the potential entry into new markets in which we have little experience or where competitors may have stronger market positions;
–difficulties in integrating acquired operations, including challenges with the acquired company’s customers and partners;
–challenges with the acquired company’s third-party service providers;
–challenges with integrating the acquired companies' technology, and
–challenges and costs relating to known and potential unknown liabilities, technology or security vulnerabilities or regulatory investigations associated with the acquired businesses.

From time to time, we engage in dispositions and divestitures of assets and entities, as a means to implement our business strategy, including the recent disposal of certain of our US TAMP assets and the sale of our Commodity and Energy Data business in 2024. The strategic transactions we ultimately pursue may be subject to various closing conditions, including review or approval by foreign and domestic regulatory authorities, which we may not obtain on a timely basis or at all, which could adversely impact our financial and operating results. In addition, strategic transactions may present financial, managerial and operational challenges such as diversion of managerial resources from core business functions, increased expenses associated with the transaction, potential disputes with customers, suppliers, or acquirers of disposed assets, and failure to achieve the expected economic benefits of the transaction, any of which could have a material adverse effect on our business and operating results.

We also have made, and expect to continue to make, various investments in companies where we do not have or obtain a controlling interest. Such investments are motivated both by their prospective financial return and the access they give us to certain new technologies, products, business ideas, and management teams. While we obtain various rights in connection with such investments, the future value of such investments is highly dependent on the management skill of the managers of those companies, among other factors.

Our ability to acquire or dispose of other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, several countries, including the US and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions of varying kinds on transactions involving foreign investments. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions or government actions could negatively impact our acquisition and investment opportunities, business and financial results. Acquisitions or divestitures may expose us to litigation from our shareholders or other third parties, which, even if unsuccessful, could be costly to defend and serve as a distraction to management.

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

Changes in geopolitics and the regulatory landscape could adversely affect our ability to expand (and the demand for) our product and service offerings.

Morningstar’s business plan involves, in part, expansion into new and adjacent product lines to anticipate and meet our customers’ needs. Our ability to realize those opportunities in one of our businesses, however, may be hindered by regulatory requirements governing different businesses within the Morningstar group. In certain cases, regulatory sanctions against one of our businesses could affect our ability to continue to operate in unrelated regulated areas. In addition, the day-to-day sharing and optimization of the value of our intellectual property across our product lines can be affected by regulatory concerns. Similarly, differences in data privacy regimes and governmental surveillance rights applicable in specific countries significantly affect our workforce location strategy and technology infrastructure in relation to cross-border processing of personally identifiable information of customers, employees and other third parties. Such limitations, which seem likely to proliferate as global consensus regarding regulatory principles wanes, may impact our ability to execute on our strategy.

The dynamics of today’s geopolitical discourse may also impact business opportunities across different markets. European markets have more rapidly adopted environmental, social and governance focused products than in other parts of the world, and there is more agreement on these taxonomies, methodologies, and acceptable sources of data in that market. This has in part been driven by developing mandatory sustainable finance disclosure and anti-greenwashing regimes in the EU and UK. In the US, legislation, litigation, investigations or regulatory action or enforcement activities aimed at curbing these investing practices or penalizing institutions perceived as prioritizing these considerations could reduce the marketability of our products and adversely affect our ability to expand our product and service offerings. Stakeholder and customer opinions about such products, or preferences regarding their methodology or approach, are at times impacted by regional or national political trends which may differ significantly. Preferred terminology and information sources may similarly differ from place to place. In such an environment, Morningstar may struggle to maintain its reputation for methodological transparency and consistency which underpins the value and reputation of our research. The already fragmented global landscape of sustainable finance and ESG regulation is facing further disruption. The EU's plan to review and potentially revise its core sustainable finance and ESG frameworks adds another layer of complexity. These potential regulatory shifts could, depending on the final form they take, lead to a decrease in demand for certain of our products, including those offered by Morningstar Sustainalytics, which could have a material adverse effect on our operating results and financial condition.

Increasingly, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof will be perceived negatively by at least some stakeholders and adversely impact our reputation. As we continue to evaluate our own policies based on emerging regulations, the perceived failure to take actions at the company level that are, or seem, inconsistent with our own sustainability and corporate risk data, could adversely impact our brand and reputation.

As a global taxpayer, we face challenges due to increasing complexities in accounting for taxes (e.g., base erosion, minimum taxes, and tax transparency), which are high priorities in jurisdictions in which we operate and could materially affect our tax obligations and effective tax rate.

Our effective tax rate is based on the mix of income and losses in our US and non-US operations, statutory tax rates, and tax-planning opportunities available in the various jurisdictions in which we operate. We could be subject to changes in our tax rates, the adoption of new US or non-US tax legislation or exposure to additional tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates including, impacts related to transfer pricing, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation by relevant authorities. Significant judgment is required to evaluate our tax positions.

Corporate tax reform, base-erosion efforts, and tax transparency continue to be high priorities in many jurisdictions in which we operate. In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the EU member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two to be effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. While the Pillar Two minimum tax requirement is not anticipated to have a material impact on our current effective tax rate, we continue to monitor developments and administrative guidance in addition to evaluating the potential impact on our consolidated financial statements for future periods.

Our revenues, expenses, assets, and liabilities are subject to fluctuations in foreign currency exchange rates.

As a business with international business activities, we are subject to risks related to fluctuations in foreign currency exchange rates. Movements in the exchange rates can impact the US dollar reported value of our revenues, expenses, assets, and liabilities denominated in non-US dollar currencies or where the currency of such items is different than the functional currency of the entity where these items were recorded. In addition, the value of assets in indexed investment products can fluctuate significantly over short periods of time and such volatility may be further impacted by fluctuations in foreign currency exchange rates.

We incur expenses for employee compensation and other operating expenses at our non-US locations in the local currency. In the future, if there is an increase or decrease in our international business activities that recorded in local currencies, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease, which could materially adversely affect our business, financial condition, or operating results. Although we may in the future decide to undertake foreign exchange hedging transactions, to date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

Our indebtedness could adversely affect our cash flow and financial flexibility. Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

For an overview of our current outstanding indebtedness, refer to Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources below. Our long-term debt was $698.6 million at December 31, 2024. While our business has historically generated strong cash flow and we are in compliance with all of our debt covenants, borrowings under our current credit facility are floating rate. As a result, our annual debt service requirements are affected by rising interest rates and we cannot provide assurance that we will generate and maintain cash flows sufficient to permit us to service our indebtedness. Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on our ability to generate and access cash in the future, which, in turn, is subject to general economic, financial, competitive, regulatory, tax and other factors, many of which are beyond our control. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

In addition, any borrowings under our current credit facility bear interest at fluctuating interest rates based on the Secured Overnight Financing Rate (SOFR) which replaced London Interbank Offered Rate (LIBOR) as the reference rate under our credit facility. While SOFR is a secured rate, LIBOR was an unsecured rate, thus, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, which may result in increased volatility in the interest rates payable under our credit facility and potentially increase our funding costs.

Furthermore, the terms of our debt agreements include restrictive covenants that limit, among other things, our and our subsidiaries’ financial flexibility and ability to implement certain transactions. If we are unable to comply with the restrictions and covenants in our debt agreements, there could be a default that, in some cases, if continuing, could result in the accelerated payment of our debt obligations or the termination of borrowing commitments on the part of the lenders under our Credit Agreement. Additionally, our current credit facility matures in September 2027. We may not be able to renegotiate or obtain additional or new financing on a timely basis or on terms favorable or acceptable to us. If we are unable to refinance or otherwise fund our liquidity needs, our business, financial condition, results of operations, cash flows, liquidity, and ability to compete in our industry could be materially adversely affected. Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a description of the restrictive covenants in our debt agreements.

Our insurance coverage may be inadequate or expensive.

We maintain voluntary and required insurance coverage, including, among others, general liability, property, director and officer, errors and omissions, network cybersecurity and privacy, employee practices liability, fidelity bond and fiduciary liability insurance and insurance required under ERISA at a significant annual cost, which is generally expected to increase over time. Further, while we endeavor to maintain coverage that we feel is appropriate to operations, size and general assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims under these policies and our claims recovery experience. Our business may be negatively affected if insurance coverage proves to be inadequate or unavailable on acceptable terms or at all.

Risks Related to Ownership of Our Common Stock

The concentrated ownership position of Joe Mansueto could adversely affect our other shareholders.

As of December 31, 2024, Joe Mansueto, our Executive Chairman and Chairman of the Board, owned approximately 35.8% of our outstanding common stock. While Joe has reduced his percentage ownership of the company in recent years as part of a personal plan to diversify his assets, his concentrated ownership position gives him substantial influence over substantially all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation, or sale of our assets. This concentration of ownership may disincentivize other shareholders from proposing the election of other persons to our board of directors, delay or prevent a change in control, impede a merger, consolidation, takeover, or other business combination involving Morningstar, discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, or result in actions that may be opposed by other shareholders.

Future sales of our common stock and fluctuations in our operating results may negatively affect our stock price.

We believe our business has relatively high fixed costs, principally for compensation and benefits, and low variable costs, which has historically heightened the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a proportionally larger decline in operating income. Additionally, as a result of managing our business with a long-term perspective, we generally don’t make significant adjustments to our strategy or cost structure in response to short-term factors. For example, if the US economy were to experience current inflationary pressures over a prolonged period, increased compensation and other expenses could adversely impact our operating results. In addition, as we do not provide earnings guidance and our executive team generally doesn't take one-on-one meetings with investors and research analysts, and given limited analyst coverage of our stock, our stock price may not, now or in the future, reflect the intrinsic value of our business and assets. If our operating results or other operating metrics fail to meet the expectations of outside research analysts and investors, the market price and trading volume of our common stock may decline.

Additionally, our stock price may be susceptible to decline if our significant shareholders, including Joe Mansueto, were to sell substantial amounts of our common stock. A significant reduction in ownership by Joe or any other large shareholder over a short period of time could cause the market price of our common stock to fall.

We cannot guarantee we will pay dividends in the future or make any repurchases of our common stock under our repurchase program.

We have historically paid cash dividends on our common stock, but there is no guarantee that such dividends will continue in the future. Whether our Board authorizes future dividends will depend on a number of factors, including, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors. Moreover, our Board may determine not to repurchase shares of our common stock pursuant to the share repurchase program we authorized on December 6, 2022. Refer to Note 18 of our Notes to our Consolidated Financial Statements for more information regarding our share repurchase program. Any failure to repurchase stock after we have announced our intention to do so may adversely impact our reputation and investor confidence in us and may adversely impact our stock price.

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would and could potentially reduce the market liquidity for our stock. Repurchase programs are also subject to potential excise tax as under the Inflation Reduction Act of 2022.

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

Risk Management and Strategy

Morningstar takes a risk-based approach for managing its cybersecurity program. The program is evaluated periodically, including against the NIST Cybersecurity Framework, most recently in 2024. The outcome of these reviews, as well as any changes implemented as a result of these reviews, are reported to the audit committee of our board of directors (the Audit Committee).

Morningstar deploys various safeguards to help protect against cybersecurity threats, including but not limited to, anti-malware (EDR) tools, email security, web filtering, multi-factor authentication and single-sign-on, regular patch cadence and vulnerability management, and hardened laptops with full disk encryption and admin permissions removed. For in-house developed software, Morningstar deploys various security tools to detect vulnerabilities, including but not limited to, static application security and dynamic application security testing, software composition analysis tooling, cloud security posture management and central logging. We engage a third-party to conduct a NIST CSF assessment to measure the completeness and readiness of our cybersecurity program and have a third-party perform a security assessment of our network annually. Additionally, we have application security assessments and SOC 2 certifications performed by a third-party on products where we deem them beneficial.

The company's team of information security professionals (InfoSec Team), conducts vulnerability scans and third-party security assessments of operating systems, network devices, and web-facing applications. We require all Morningstar products to follow enterprise-wide Disaster Recovery (DR) standards. Identified vulnerabilities and DR tasks are assigned to appropriate owners and on a weekly basis we produce a cybersecurity scorecard for each Morningstar product. These scorecards are disseminated to the relevant leadership team.

The InfoSec Team, under the supervision of the chief information security officer (CISO), has also implemented processes to evaluate cybersecurity controls of third-party service providers. As part of the company’s processes for engaging vendors, subcontractors and other third-parties, the InfoSec Team evaluates any such entities that may process confidential information prior to conducting business with them. We also evaluate the security status of our critical third parties periodically to determine whether they continue to meet our security standards.

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

We believe that currently we have not encountered a cybersecurity event that has had a material impact on our business, financial condition, or results of our operation. We continue to invest in our IT security infrastructure, InfoSec Program and to enhance our internal controls and processes to help protect our business from cybersecurity threats. For a discussion of the risks cybersecurity threats pose to our business strategy, results of operations and financial condition, please see “Item 1A. Risk Factors — Risks Related to Our Information Technology and Security” in this Report.

Governance

Our experienced InfoSec Team is headed by our CISO, who reports to a member of our executive leadership team. Our CISO holds a Ph.D. in Computer Science with a focus on Cybersecurity and Privacy and has more than 15 years of information security experience. The InfoSec Team is responsible for assessing and managing cybersecurity risks and threats. The InfoSec Team manages our Information Security Program (InfoSec Program), which has oversight of IT risk governance, IT third-party risk management, software and product security, security operations and incident management, IT compliance, technical disaster recovery, and establishing enterprise-wide information security policies and procedures.

Our CISO also meets regularly with senior leaders from the IT, Legal, Audit, and Compliance departments to discuss environmental, regulatory, and technological changes and associated risks to the security and confidentiality of our information.

Our Board of Directors has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee reviews and discusses with management risks relating to our cybersecurity and data privacy practices and has oversight of our cybersecurity risks. Our Chief Information Officer (CIO) and CISO provide an update to the Audit Committee at each of its regular meetings, which covers recent trends, identifies emergent risks to our technology infrastructure, DR plan statistics, employee training metrics, and major updates on security assessments and threat landscape as needed. The Audit Committee is also provided a summary of events and reporting on how any such events were resolved.

Cybersecurity Event Management

We have instituted a specific event management process for the monitoring, prevention, detection, identification, mitigation, and remediation of cybersecurity incidents. Cybersecurity incidents are responded to and managed by our 24-hour Security Operations Center (SOC), and technical outages/accidental occurrences are reviewed and managed by operational teams at the relevant Morningstar product and by the SOC. Upon resolution of a cybersecurity incident, we conduct a retrospective analysis to inform our security and operational efforts going forward. We engage third parties, such as incident response service providers, as appropriate, based on the severity of the cybersecurity event and/or the work required to remediate. Upon identification of a cybersecurity event, we assign a significance rating to the event. All cybersecurity events that meet or exceed designated criteria are escalated to the CISO or CIO. Cybersecurity events which may be significant are further escalated to the Cyber Incident Disclosure Committee (Cyber Committee).

The Cyber Committee consists of the CIO, the CISO, the chief privacy officer, the chief legal officer, the head of corporate communications, representatives of the affected business unit and/or their respective delegates.

Item 2. Properties

As of December 31, 2024, we leased approximately 527,000 square feet of office space for our US operations, with approximately half of the space for our corporate headquarters located in Chicago, Illinois. We also lease approximately 727,000 square feet of office space in 22 other countries around the world, including approximately 360,000 square feet in Mumbai, India and approximately 95,000 square feet in Toronto, Canada. We believe that our existing and planned office facilities, which are used by all of our segments, are adequate for our needs and that additional or substitute space is available to accommodate growth and expansion.

Item 3. Legal Proceedings

We incorporate by reference the information regarding legal proceedings set forth in Note 17 of the Notes to our Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Select Market under the symbol "MORN."

As of February 21, 2025, there were 527 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

We paid four quarterly dividends during 2024. In the fourth quarter of 2024, we announced an increase of our quarterly cash dividend from 40.5 cents per share to 45.5 cents per share. While subsequent dividends will be subject to board approval, we expect to pay a regular quarterly dividend of 45.5 cents per share in 2025.

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

The table below presents information related to repurchases of common stock we made during the three months ended December 31, 2024. Refer to Note 18 of the Notes to our Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs (a)
October 1, 2024 - October 31, 2024	—	$—	—	$498,550,338
November 1, 2024 - November 30, 2024	15,300	$345.27	15,300	$493,267,705
December 1, 2024 - December 31, 2024	18,000	$349.42	18,000	$486,978,224
Total	33,300	$347.51	33,300
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as under "Item 1—Business" and other sections of this Report, contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as "aim," “committed,” “consider,” “estimate,” “future,” “goal,” “is designed to,” “maintain,” “may,” “might,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “prospects”, “continue,” “seek,” “strategy,” “strive,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•failing to maintain and protect our brand, independence, and reputation;
•failure to prevent and/or mitigate cybersecurity events and the failure to protect confidential information, including personal information about individuals;
•compliance failures, regulatory action, or changes in laws applicable to our regulated businesses;
•failing to innovate our product and service offerings or meet or anticipate our clients’ changing needs;
•impact of AI technologies on our business and reputation, and the legal risks as they are incorporated into our products and tools;
•failure to detect errors in our products or failure of our products to perform properly due to defects, malfunctions or similar problems;
•failing to recruit, develop, and retain qualified employees;
•prolonged volatility or downturns affecting the financial sector, global financial markets, and the global economy and the effect on our revenue from asset-based fees and credit ratings business;
•failing to scale our operations and increase productivity in order to implement our business plans and strategies;
•liability for any losses that result from errors in our automated advisory tools or errors in the use of the information and data we collect;
•inadequacy of our operational risk management and business continuity programs to address materially disruptive events;
•failure of our strategic transaction, acquisitions, divestitures and investments in companies or technologies to yield expected business or financial benefits, negatively impacting our operating results and our ability to deliver long-term value to shareholders;
•failing to maintain growth across our businesses due to changes in geopolitics and the regulatory landscape;
•liability relating to the information and data we collect, store, use, create, and distribute or the reports that we publish or are produced by our software products;
•the potential adverse effect of our indebtedness on our cash flow and financial and operational flexibility;
•liability, costs and reputational risks relating to environmental, social and governance considerations;
•our dependence on third-party service providers in our operations;
•inadequacy of our insurance coverage;
•challenges in accounting for tax complexities in the global jurisdictions we operate in could materially affect our tax obligations and tax rates;
•the potential and impact of vendor consolidation and clients' strategic decisions to replace our products and services with in-house products and services;
•our ability to build and maintain short-term and long-term shareholder value and pay dividends to our shareholders;
•our ability to maintain existing business and renewal rates and to gain new business;

•the impact of recently issued accounting pronouncements on our consolidated financial statements and related disclosures;
•impact on our stock price due to future sales of our common stock and fluctuations in our operating results; and
•failing to protect our intellectual property rights or claims of intellectual property infringement against us.

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

This section includes comparisons of certain 2024 financial information to the same information for 2023. Year-to-year comparisons of the 2023 financial information to the same information for 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

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

Segments

The company has seven operating segments which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior-period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 6 of the Notes to our Consolidated Financial Statements in Part II of this Report.

Revenue

We offer an extensive line of investment-related products and services for individual and institutional investors in public and private capital markets; financial advisors and wealth managers; alliances and redistributors; asset managers; retirement plan providers, advisors and sponsors; and issuers of fixed-income securities.

Our segments sell many of our research and data products and services through license agreements on either a per user or enterprise-basis. Morningstar Data and Analytics and PitchBook generate most of our license-based revenue. Our license agreements typically range from one to three years and are accounted for as subscription services available to customers and not as licenses under the accounting guidance.

Our Morningstar Wealth and Morningstar Retirement segments generate most of our asset-based revenue where basis points and other fees are charged for assets under management or advisement (AUMA). Our asset-based arrangements typically range from one to three years.

Our transaction-based revenue includes revenue that is one time in nature and related Morningstar Credit recurring revenue primarily derived from surveillance and research.

Deferred Revenue

We invoice some of our clients and collect cash in advance of providing services or fulfilling subscription services to our customers. Deferred revenue totaled $563.2 million, of which $540.8 million was classified as a current liability with an additional $22.4 million included in long-term liabilities, at the end of 2024. We expect to recognize this deferred revenue in future periods as we fulfill the service obligations under our license and subscription agreements.

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

International Operations

As of December 31, 2024, we had wholly-owned subsidiaries in 31 countries outside of the US and included their results of operations and financial condition in our consolidated financial statements. We also have investments outside of the US, and where we have significant influence, we apply the equity method of accounting.

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

Organic revenue, adjusted operating income, adjusted operating margin, and free cash flow are not measures of performance set forth under US generally accepted accounting principles (GAAP).

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

We define adjusted operating income as operating income excluding all mergers and acquisitions (M&A)-related expenses and gains (related to merger, acquisition, and divestiture activity including earn-outs), intangible amortization, and expenses related to the significant reduction and shift of the company's operations in China. We define adjusted operating margin as operating margin excluding all M&A-related expenses and gains, intangible amortization, and expenses related to the significant reduction and shift of the company's operations in China. We present these measures because we believe they better reflect period-over-period comparisons and improves overall understanding of the underlying performance of the business absent the impact of M&A and the shift of the company's operations in China.

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

In addition to the measures described above, we calculate revenue renewal rates to evaluate how successful we've been in maintaining existing business for products and services that have revenue associated with periodic renewals. We use the annual contract value method, which tracks the dollar value of renewals compared with the total dollar value of contracts up for renewal during the period. We include changes in the contract value in the renewal amount. We use the actual revenue for the previous comparable fiscal period as the base rate for calculating the renewal percentage. The renewal rate excludes setup and customization fees and contract renewals that were pending as of January 31, 2025.

Regulatory Trends Affecting Our Business

In addition to the industry developments described under Part I, Item 1. Business - "Our Strategy," there are several longer-term regulatory trends we consider relevant to our business, as summarized below and as described in more detail in Part I, Item 1. Business - “Government Regulation” and in Part I, Item 1A - “Risk Factors” of this Report. The increased complexity and extent of regulation globally is a challenge for both Morningstar and its clients, and we continue to invest in our compliance organization, processes and controls. Additionally, current regulatory uncertainty in the US — including changes and the pace of changes enacted by the current presidential administration and related leadership changes at US government agencies such as the US Securities and Exchange Commission, as well as recent and potential future US Supreme Court rulings — may impact our business.

EU and UK Regulatory Divergence

For our regulated businesses in the UK and EU, following the UK’s Financial Services and Markets Act 2023, there is a growing risk of divergence as between the specifics of the EU and UK regulatory regimes, as the UK continues to adapt its post-Brexit financial services regulatory framework and to tailor its rules to suit the UK market, while seeking to strengthen its position in wholesale markets more generally.

With respect to our credit ratings and indexes business, divergence risks further increase the costs and complexity of regulatory compliance.

In relation to investment management, any divergence risk remains to be seen pending the next iteration of the UK Financial Conduct Authority's three-year strategy.

Increased ESG Regulation and Anti-ESG Scrutiny

Interest from investors, regulators and other relevant stakeholders in firms adopting ESG-related business and operational risk strategies persists. Morningstar is impacted by these trends on a corporate level, as a US public company with international operations, and on a business level. Specifically, we anticipate that this area will experience further regulatory developments likely to have long term impacts on our delivery of products and services, customer interactions, physical operations, technology systems, and dependencies on third parties.

Morningstar is monitoring proposed ESG legislation in the US, EU, and in other jurisdictions relevant to its business activities. The future of any US regulation of sustainability matters is uncertain and may not align with current or future regulations in other jurisdictions, including the EU. These and other potential regulations may impact not only the scope of our disclosure obligations and the products and services we provide to customers but also present an opportunity to guide and inform investors who are looking to understand the regulations and develop their own workflows to ensure their compliance with new requirements.

The politicization of ESG-related business activities and investments has increased in recent years, particularly in the US. This politicization may result in Morningstar facing heightened scrutiny in this regard, and may result in the company incurring increased costs in addressing related inquiries. Morningstar continues to closely monitor the ESG and anti-ESG landscape.

Cybersecurity, Data Privacy and Artificial Intelligence

Data privacy regulation continues to proliferate, as numerous national and state jurisdictions have adopted or are considering new data privacy regulations. As a related matter, issues of cybersecurity as they relate to the identification and mitigation of cyber threats also continue to grow in prominence and laws governing data breaches continue to proliferate globally. Financial regulators have also increased their scrutiny of the data protection practices of the entities, such as Morningstar, that they oversee.

The introduction of the EU’s Digital Operational Resilience Act corresponds with a growing concern among financial services regulators as to the increasing influence of information technology service providers, and the risks to financial stability posed by dependency on those firms. Ensuring resiliency necessarily captures group (rather than individual entity) arrangements and is therefore both costly and complex. Morningstar is monitoring related developments in other countries that may follow the EU’s lead.

Regulators in various global jurisdictions have adopted or are considering regulations governing AI technologies, such as the EU AI Act. Additionally, regulators have sought to clarify that existing regulations apply to novel use cases involving AI technologies. Combined, this regulatory activity creates a complex and potentially costly compliance environment as Morningstar deploys AI technologies in its products and in tools used in the workplace.

Other Regulatory Trends

Finally, our company is impacted by government regulation and policies focused on macroeconomic trends such as inflation, trade, and unemployment. Central banks’ increases in interest rates to combat inflationary pressures increases our interest expense on our variable rate indebtedness, while the volatile rate environment can impact credit issuance volumes, impacting our credit rating business, as well as M&A activity more broadly. Our compensation expense reflects rising wage scales in many of the markets where we operate as unemployment rates remain low. Overall, our business, balance sheet, technological infrastructure, and teams have shown resilience and flexibility navigating global macroeconomic trends.

Consolidated Results

Key metrics (in millions)	2024	2023	Change
Revenue	$2,275.1	$2,038.6	11.6%
Operating income	484.8	230.6	110.2%
Operating margin	21.3%	11.3%	10.0 pp

Cash provided by operating activities	$591.6	$316.4	87.0%
Capital expenditures	(142.7)	(119.1)	19.8%
Free cash flow	$448.9	$197.3	127.5%

Cash used for investing activities	$(21.3)	$(81.9)	(74.0)%
Cash used for financing activities	$(384.4)	$(278.4)	38.1%
 __________________________________________________________________________________________
pp — percentage points

Consolidated Revenue

Revenue by type (1)
(in millions)	2024	2023	Change
Morningstar Data and Analytics
License-based	$786.7	$745.5	5.5%
Asset-based	—	—	—%
Transaction-based	1.4	1.7	(17.6)%
Morningstar Data and Analytics total	$788.1	$747.2	5.5%

PitchBook
License-based	$611.6	$551.9	10.8%
Asset-based	—	—	—%
Transaction-based	6.8	—	NMF
PitchBook total	$618.4	$551.9	12.0%

Morningstar Credit
License-based	$16.4	$11.7	40.2%
Asset-based	—	—	—%
Transaction-based	274.7	203.7	34.9%
Morningstar Credit total	$291.1	$215.4	35.1%

Morningstar Wealth
License-based	$80.4	$80.8	(0.5)%
Asset-based	142.3	122.6	16.1%
Transaction-based	25.7	26.5	(3.0)%
Morningstar Wealth total	$248.4	$229.9	8.0%

Morningstar Retirement
License-based	$1.8	$1.7	5.9%
Asset-based	125.3	108.5	15.5%
Transaction-based	—	0.3	NMF
Morningstar Retirement total	$127.1	$110.5	15.0%

Corporate and All Other (2)
License-based	$128.2	$125.9	1.8%
Asset-based	65.6	48.5	35.3%
Transaction-based	8.2	9.3	(11.8)%
Corporate and All Other total	$202.0	$183.7	10.0%

License-based	$1,625.1	$1,517.5	7.1%
Asset-based	333.2	279.6	19.2%
Transaction-based	316.8	241.5	31.2%
Consolidated revenue	$2,275.1	$2,038.6	11.6%
_________________________________________________________________________
NMF — Not meaningful

(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Prior periods have not been restated to reflect the updated classifications.

(2) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $117.3 million in 2024 and $118.2 million in 2023. Revenue from Morningstar Indexes was $84.7 million in 2024 and $65.5 million in 2023.

In 2024, our consolidated revenue rose $236.5 million, or 11.6%. Foreign currency movements increased revenue by $1.3 million in 2024.

License-based revenue, which represents subscription services available to customers, increased 7.1%, or 7.6% on an organic basis, during 2024. Reported and organic revenue growth was primarily driven by strong demand for PitchBook and Morningstar Data and Analytics products.

Asset-based revenue increased 19.2%, on both a reported and organic basis, during 2024. Reported and organic revenue growth was primarily driven by increases in Morningstar Wealth, Morningstar Indexes, and Morningstar Retirement.

Transaction-based revenue increased 31.2%, or 28.8% on an organic basis, during 2024. Reported and organic revenue was primarily driven by Morningstar Credit.

Organic revenue

Organic revenue is considered a non-GAAP financial measure.

We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures, we exclude revenue in the prior period for which there is no comparable revenue in the current period. We will exclude revenue related to our Commodity and Energy Data business, which we divested in the third quarter of 2024, as well as revenue and interim service fees associated with the sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform (TAMP) to AssetMark (sale of US TAMP assets), which we divested in the fourth quarter of 2024, from our organic revenue growth calculation for a period of 12 months after we complete the divestitures.

Excluding revenue from acquisitions, divestitures, accounting changes, and the impact of foreign currency translations, organic revenue increased 11.8% in 2024. Morningstar Credit, PitchBook, and Morningstar Data and Analytics were the largest drivers of the increase in organic revenue during 2024.

Contributors to Revenue Growth

17.9%
22.3%
10.1%
9.0%
11.6%
2020
2021
2022
2023
2024

	2020	2021	2022	2023	**2024**
Acquisitions/divestitures/adoption of accounting change	9.5%	2.8%	2.0%	1.7%	**(0.2%)**
Foreign currency translations	0.2%	1.9%	(2.7%)	(0.2%)	**0.0%**
Organic growth	8.2%	17.6%	10.8%	7.5%	**11.8%**
Total	17.9%	22.3%	10.1%	9.0%	**11.6%**

The tables below reconcile consolidated revenue to organic revenue:

(in millions)	2024	2023	Change
Consolidated revenue	$2,275.1	$2,038.6	11.6%
Acquisitions	—	—	—%
Divestitures	(1.3)	(5.3)	NMF
Accounting changes	—	—	—%
Effect of foreign currency translations	(1.3)	—	NMF
Organic revenue	$2,272.5	$2,033.3	11.8%

Revenue by geographical area

(in millions)	2024	2023	Change
United States	$1,638.8	$1,470.6	11.4%

Asia	49.6	49.3	0.6%
Australia	62.4	58.4	6.8%
Canada	140.4	116.3	20.7%
Continental Europe	203.8	185.5	9.9%
United Kingdom	167.4	148.0	13.1%
Other	12.7	10.5	21.0%
Total International	636.3	568.0	12.0%

Consolidated revenue	$2,275.1	$2,038.6	11.6%

International revenue comprised approximately 28% of our consolidated revenue in 2024 and 2023. Approximately 58% of international revenue was generated from Continental Europe and the UK in 2024. Revenue from international operations increased $68.3 million, or 12.0%, in 2024 driven by strong demand for Morningstar Data and Analytics, Morningstar Wealth, and Morningstar Credit products.

Revenue Renewal Rates

As discussed in How We Evaluate Our Business, we calculate revenue renewal rates to help measure how successful we've been in maintaining existing business for products and services that have renewable revenue. The figures for license-based products includes the effect of price changes; increasing client bases upon contract renewal; any loss of clients due to cancellations; and changes to the contract value upon renewal (such as increased users). These factors, therefore, can result in renewal rate percentages greater or lower than 100%.

Our revenue renewal rate calculation includes only those products that we consider to be license-based. These are primarily weighted toward Morningstar Data and Analytics and PitchBook products, but also includes other license-based products and services. For these license-based products and services, we estimate that our annual renewal rate was approximately 100% in 2024 versus 103% in 2023.

Consolidated Operating Results

(in millions)	2024	2023	Change
Cost of revenue	$895.7	$843.5	6.2%
% of revenue	39.4%	41.4%	(2.0)	pp
Sales and marketing	441.0	423.8	4.1%
% of revenue	19.4%	20.8%	(1.4)	pp
General and administrative	327.2	355.8	(8.0)%
% of revenue	14.4%	17.5%	(3.1)	pp
Depreciation and amortization	190.4	184.9	3.0%
% of revenue	8.3%	9.1%	(0.8)	pp
Total operating expense	$1,854.3	$1,808.0	2.6%
% of revenue	81.5%	88.7%	(7.2)	pp

Cost of revenue

Cost of revenue is our largest category of operating expense, representing about one-half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who produce our products and services. We include compensation expense for approximately 76% of our employees in this category.

Cost of revenue increased $52.2 million, or 6.2%, in 2024. Higher compensation expense of $35.8 million was the largest contributor to the increase, primarily driven by higher bonus expense due to favorable performance compared to plan targets. The company updated its definition of compensation expense to incorporate commissions, severance, and stock-based compensation, in addition to salaries, bonus, employee benefits, and payroll taxes, which were all included in the earlier definition. Compensation expense for prior periods has been retroactively adjusted for the updated definition. Technology infrastructure costs consisting of expenses related to SaaS-based software subscriptions and cloud computing of $14.0 million were also a driver in higher operating expense during 2024 due to the company's investment in and renewal of various SaaS-based platforms across the business.

Sales and marketing

Sales and marketing expense increased $17.2 million, or 4.1%, in 2024. Higher compensation expense of $5.5 million was the largest contributor, primarily due to the factors noted above relating to cost of revenue. Advertising and marketing costs increased $5.4 million during 2024 due to higher advertising and marketing campaign expense.

General and administrative

General and administrative expense decreased $28.6 million, or 8.0%, in 2024. A decline in professional fees and the 2023 DBRS, Inc. SEC-related settlement expenses of $15.8 million and $8.0 million, respectively, were the largest contributors to the decline in general and administrative expense. Professional fees decreased due to lower expenses for third-party resources supporting M&A activity and the transition of the company's China-based activities as well as a decrease in the use of outside professional services. In addition, professional fees in 2023 reflected the impact of higher legal fees primarily associated the SEC-related settlement.

On September 29, 2023, DBRS, Inc. entered into two settlements with the SEC requiring DBRS, Inc. to pay an aggregate of $8.0 million in civil monetary penalties. The DBRS, Inc. SEC settlements resulted in a $6.0 million civil monetary penalty to the SEC to resolve the investigation related to record-keeping, and a $2.0 million civil monetary penalty to the SEC to resolve the investigation related to commercial mortgage-backed securities (CMBS) ratings methodologies, both in early October 2023.

Facilities-related expenses also declined $6.4 million during 2024 partially due to reduction of office space in certain geographies. These decreases were partially offset by higher compensation expense primarily due to an increase in company-sponsored benefits and bonus expense.

Depreciation and amortization

In 2024, depreciation and amortization increased $5.5 million, or 3.0%, primarily due to an increase in depreciation expense which was partially offset by a decrease in intangible amortization expense.

Depreciation expense increased $12.2 million in 2024, due primarily to higher capitalized software costs for product enhancements in prior periods, as well as the impact of accelerated depreciation related to the sale of US TAMP assets.

Intangible amortization expense decreased $6.0 million in 2024, as certain intangible assets from some of our earlier acquisitions became fully amortized.

Gain on sale of customer assets

In 2024, we recorded a $64.0 million gain on sale of US TAMP assets. Refer to Note 10 of the Notes to our Consolidated Financial Statements for additional information.

Consolidated Operating Income and Operating Margin

(in millions)	2024	2023	Change
Operating income	$484.8	$230.6	110.2%
Operating margin	21.3%	11.3%	10.0	pp

Consolidated operating income increased $254.2 million in 2024, or a 110.2% increase from 2023, reflecting an increase in revenue of $236.5 million and a $64.0 million gain related to the company's sale of US TAMP assets offset by an increase in operating expense of $46.3 million. Operating margin was 21.3% in 2024, an increase of 10.0 percentage points compared with 2023. Excluding the gain on sale of US TAMP assets, reported operating income would have increased 82.5%. The sale of US TAMP assets had a 2.8 percentage point impact on operating margin.

Non-GAAP Financial Measures

We reported adjusted operating income of $493.8 million in 2024 compared with $326.5 million in 2023, which excludes intangible amortization expense, M&A-related expenses and gains, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating income is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

(in millions)	2024	2023	Change
Operating income	$484.8	$230.6	110.2%
Intangible amortization expense (1)	64.5	70.5	(8.5)%
M&A-related expenses (2)	8.5	9.8	(13.3)%
M&A-related gains (3)	(64.0)	—	NMF
Severance and personnel expenses (4)	—	5.5	NMF
Transformation costs (4)	—	7.0	NMF
Asset impairment costs (4)	—	3.1	NMF
Adjusted operating income	$493.8	$326.5	51.2%

Morningstar Data and Analytics	$355.4	$339.8	4.6%
PitchBook	186.4	148.1	25.9%
Morningstar Credit	75.6	21.7	248.4%
Morningstar Wealth	(9.3)	(40.4)	NMF
Morningstar Retirement	65.6	54.1	21.3%
Corporate and All Other (5)	(179.9)	(196.8)	NMF
Adjusted operating income	$493.8	$326.5	51.2%

We reported adjusted operating margin of 21.7% in 2024 and 16.0% in 2023, which excludes intangible amortization expense, M&A-related expenses and gains, and expenses related to the significant reduction and shift of the company's operations in China. Adjusted operating margin is a non-GAAP financial measure; the table below shows a reconciliation to the most directly comparable GAAP financial measure.

	2024	2023	Change
Operating margin	21.3%	11.3%	10.0 pp
Intangible amortization expense (1)	2.8%	3.5%	(0.7) pp
M&A-related expenses (2)	0.4%	0.4%	— pp
M&A-related gains (3)	(2.8)%	—%	(2.8) pp
Severance and personnel expenses (4)	—%	0.3%	(0.3) pp
Transformation costs (4)	—%	0.3%	(0.3) pp
Asset impairment costs (4)	—%	0.2%	(0.2) pp
Adjusted operating margin	21.7%	16.0%	5.7 pp
______________________________________________________________________________________________________
(1) Excludes finance lease amortization expense of $0.5 million in 2024 and $1.2 million in 2023.

(2) Reflects non-recurring expenses related to merger, acquisition, and divestiture activity such as pre-deal due diligence, transaction costs, severance, and post-close integration costs.

(3) Reflects gain on sale of US TAMP assets.

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

(5) Corporate and All Other includes unallocated corporate expenses of $181.4 million in 2024 and $153.5 million in 2023, as well as adjusted operating income/loss from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as technology, investment research, sales, facilities, and marketing.

Morningstar Data and Analytics

The following table presents the results for Morningstar Data and Analytics:

(in millions)	2024	2023	Change
Revenue	$788.1	$747.2	5.5%
Adjusted operating income	$355.4	$339.8	4.6%
Adjusted operating margin	45.1%	45.5%	(0.4) pp

Morningstar Data and Analytics total revenue increased $40.9 million, or 5.5%, in 2024. Revenue grew 5.8% on an organic basis, driven primarily by increases in Morningstar Direct and Morningstar Data. Organic revenue growth excludes revenue associated with the Commodity and Energy Data business beginning in the fourth quarter and foreign currency impact.

Morningstar Direct contributed $22.1 million to Morningstar Data and Analytics revenue growth, with revenue increasing 10.9%, or 10.8%, on an organic basis, reflecting growth across all major geographies. Morningstar Direct licenses increased 1.1%.

Morningstar Data contributed $19.4 million to Morningstar Data and Analytics revenue growth, with revenue increasing 6.9%, or 6.6% on an organic basis. Increases in managed investment (fund) data and Morningstar Essentials helped drive Morningstar Data growth, partially offset by softness in exchange market data.

Morningstar Data and Analytics adjusted operating income increased $15.6 million, or 4.6%, and adjusted operating margin decreased 0.4 percentage points in 2024. Increased revenue was partially offset by higher compensation costs, reflecting growth in bonuses, merit increases, and higher headcount; increased spending on sales and marketing; and the impact of the sale of the company's Commodity and Energy Data business.

Morningstar Data and Analytics depreciation expense was $37.9 million and $31.0 million for 2024 and 2023, respectively.

PitchBook

The following table presents the results for PitchBook:

(in millions)	2024	2023	Change
Revenue	$618.4	$551.9	12.0%
Adjusted operating income	$186.4	$148.1	25.9%
Adjusted operating margin	30.1%	26.8%	3.3 pp

PitchBook total revenue increased $66.5 million, or 12.0%, in 2024. Revenue grew 12.1% on an organic basis.

Revenue for the PitchBook platform, direct data, and Leveraged Commentary & Data (LCD) combined contributed $66.7 million to PitchBook revenue growth, with revenue increasing 12.3%, or 12.4% on an organic basis. Growth was primarily driven by the PitchBook platform with licensed users growing 16.4%, reflecting both new client users and expansion with existing clients, as well as variability driven by user maintenance activities and updates to user lists when enterprise clients renew. PitchBook clients who were not previously LCD clients drove the majority of the increase in licensed users, although growth continued to reflect the impact of legacy LCD clients who have moved to the PitchBook platform and are now reflected in licensed user counts. PitchBook platform growth drivers reflected strength in PitchBook's core investor and advisor client segments, including venture capital, private equity, and investment banks. This was partially offset by continued softness in the corporate client segment, especially with smaller firms with more limited use cases.

PitchBook adjusted operating income increased $38.3 million, or 25.9%, and adjusted operating margin increased 3.3 percentage points in 2024. The increase in margin was partially driven by the forfeiture of stock in the now-terminated PitchBook management bonus plan, which was a compensation vehicle designed primarily to incentivize PitchBook's former CEO.

PitchBook depreciation expense was $31.8 million and $26.8 million for 2024 and 2023, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

(in millions)	2024	2023	Change
Revenue	$291.1	$215.4	35.1%
Adjusted operating income	$75.6	$21.7	248.4%
Adjusted operating margin	26.0%	10.1%	15.9 pp

Morningstar Credit total revenue increased $75.7 million, or 35.1%, in 2024. Revenue increased 35.3% on an organic basis. Ratings related revenue increased across asset classes and geographies as ratings activity rebounded compared to a relatively soft prior year, with particular strength in commercial mortgage-backed securities, residential mortgage-backed securities, and corporate ratings-related revenue. Recurring revenue, which is derived primarily from surveillance, research, and other transaction-related revenue, and also includes data licensing revenue, represented 41% of total Morningstar Credit revenue.

Morningstar Credit adjusted operating income increased $53.9 million, or 248.4%, and adjusted operating margin increased 15.9 percentage points in 2024. Adjusted operating income and margin growth in 2024 was driven by increased revenue, partially offset by higher bonus expense in the year reflecting strong performance versus plan targets and the comparison to relatively low bonus expense in 2023. Prior-year operating expenses included $8.0 million related to the DBRS, Inc. SEC settlements and $1.7 million in severance related to targeted reorganizations.

Morningstar Credit depreciation expense was $8.9 million and $9.1 million for 2024 and 2023, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

(in millions)	2024	2023	Change
Revenue	$248.4	$229.9	8.0%
Adjusted operating income (loss)	$(9.3)	$(40.4)	NMF
Adjusted operating margin	(3.7)%	(17.6)%	13.9 pp

Morningstar Wealth total revenue increased $18.5 million, or 8.0%, in 2024. Revenue grew 8.1% on an organic basis, primarily driven by growth in Investment Management. Organic revenue growth excludes platform revenue from the US TAMP from prior year starting in December, interim service fees received from AssetMark associated with the sale of US TAMP assets, and foreign currency impact.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag for certain Investment Management products including Morningstar Model Portfolios (also known as Morningstar Managed Portfolios). The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Wealth AUMA:

	As of December 31,
(in billions)	2024	2023	Change
Morningstar Model Portfolios	$43.8	$38.7	13.2%
Institutional Asset Management	7.0	7.7	(9.1)%
Asset Allocation Services	11.5	9.1	26.4%
Investment Management (total)	$62.3	$55.5	12.3%

Investment Management contributed $19.7 million to Morningstar Wealth revenue growth, with revenue increasing 16.1% on a reported or 16.3% on an organic basis. Growth was primarily supported by higher revenue for Morningstar Model Portfolios. Reported AUMA, calculated using the most recently available average quarterly or monthly data, increased 12.3% to $62.3 billion compared with the prior year, helped by strong market performance which drove higher asset values and positive net flows to Morningstar Model Portfolios on third-party platforms and to the International Wealth Platform.

Morningstar Wealth adjusted operating loss decreased $31.1 million and adjusted operating margin increased 13.9 percentage points in 2024. In 2024, the adjusted operating loss excludes the gain on sale of US TAMP assets, as well as related expenses. Prior-year period operating expenses included $1.8 million in severance related to targeted reorganizations in Morningstar Wealth.

Morningstar Wealth depreciation expense was $18.5 million and $15.8 million for 2024 and 2023, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

(in millions)	2024	2023	Change
Revenue	$127.1	$110.5	15.0%
Adjusted operating income	$65.6	$54.1	21.3%
Adjusted operating margin	51.6%	49.0%	2.6 pp

Morningstar Retirement total revenue increased $16.6 million, or 15.0%, on both a reported and organic basis, in 2024. AUMA, calculated using the most recently available average quarterly or monthly data, increased 19.7% to $275.9 billion compared with the prior year, reflecting market gains and positive net flows, supported by strong growth in traditional and Advisor Managed Accounts, fiduciary services, and custom models.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of this client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of December 31,
(in billions)	2024	2023	Change
Managed Accounts	$160.4	$134.8	19.0%
Fiduciary Services	65.8	56.2	17.1%
Custom Models/CITs	49.7	39.4	26.1%
Morningstar Retirement (total)	$275.9	$230.4	19.7%

Morningstar Retirement adjusted operating income increased $11.5 million, or 21.3%, and adjusted operating margin increased 2.6 percentage points in 2024.

Morningstar Retirement depreciation expense was $10.0 million and $11.0 million for 2024 and 2023, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $18.3 million, or 10.0% on a reported basis, in 2024.

Morningstar Indexes revenue increased $19.2 million or 29.3%. Organic revenue increased 29.1% primarily driven by higher investable product revenue as market performance contributed to an increase in asset value linked to Morningstar Indexes of 19.4% to $210.9 billion.

Morningstar Sustainalytics revenue decreased $0.9 million or 0.8%. Organic revenue decreased 0.9% which was largely driven by lower revenues for ESG Risk Ratings and SPOs. Revenue was also negatively impacted by the streamlining of the licensed-ratings offering.

Non-operating income (expense), net, Equity in investments of unconsolidated entities, and Effective tax rate and Income tax expense

Non-operating income (expense), net

The following table presents the components of non-operating income (expense), net:

(in millions)	2024	2023
Interest income	$12.2	$9.0
Interest expense	(49.9)	(60.7)
Net realized gains (losses) on sale of investments, reclassified from other comprehensive income	3.8	2.9
Gain on sale of business	45.3	—
Expense from equity method transaction, net	—	(11.8)
Other income (expense), net	(4.9)	11.5
Non-operating income (expense), net	$6.5	$(49.1)

Interest income reflects interest from our cash, cash equivalents, and investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Effective September 30, 2024, we sold our Commodity and Energy Data business within the Morningstar Data and Analytics segment for a purchase price of $52.4 million. In the third quarter of 2024, we recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income. Refer to Note 10 of the Notes to our Consolidated Financial Statements for additional information.

Expense from equity method transaction, net for 2023 primarily reflects the impact of the Termination Agreement (the Termination Agreement) with Morningstar Japan K.K. (now known as SBI Global Asset Management Co., Ltd. (Wealth Advisors)) and the Tender Offer Agreement (the Tender Offer Agreement) with SBI Global Asset Management Co., Ltd. (now known as SBI Asset Management Group Co., Ltd. (SBI)). Refer to Note 11 of the Notes to our Consolidated Financial Statements for additional information on the Termination Agreement and the Tender Offer Agreement.

Other income (expense), net primarily consists of foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in investments of unconsolidated entities

(in millions)	2024	2023
Equity in investments of unconsolidated entities	$(17.4)	$(7.4)

Equity in investments of unconsolidated entities primarily reflects losses from our unconsolidated entities and impairment. We recorded a $12.4 million impairment loss in 2024 related to our investment in SmartX Advisory Solutions. We describe our investments in unconsolidated entities in more detail in Note 11 of the Notes to our Consolidated Financial Statements.

Effective tax rate and income tax expense

The following table summarizes the components of our effective tax rate:

(in millions)	2024	2023
Income before income taxes and equity in investments of unconsolidated entities	$491.3	$181.5
Equity in investments of unconsolidated entities	(17.4)	(7.4)
Income before income taxes	$473.9	$174.1
Income tax expense	$104.0	$33.0
Effective tax rate	21.9%	19.0%

Our effective tax rate in 2024 was 21.9%, an increase of 2.9 percentage points, compared with 19.0% in the prior year. Our 2024 effective rate was favorably impacted by the book gain in excess of taxable gain on the sale of our Commodity and Energy Data business and was offset by deferred taxes that we recorded with respect to unremitted foreign earnings. Further, our 2023 effective tax rate was lower primarily due to the recognition of tax benefits related to a retroactive tax election.

In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the EU member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two to be effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and did not have a material impact on our 2024 effective tax rate. We continue to monitor developments and administrative guidance in addition to evaluating the potential impact on our consolidated financial statements for future periods.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents, and investments of $551.0 million, up $162.0 million from the prior year.

Cash provided by operating activities is our main source of cash. In 2024, cash provided by operating activities was $591.6 million, reflecting $498.8 million of net income adjusted for non-cash items and $92.8 million in positive changes from our net operating assets and liabilities. Cash provided by operating activities increased $275.2 million, from $316.4 million in 2023 primarily driven by higher cash earnings.

Cash used for investing activities decreased $60.6 million from $81.9 million in 2023 to $21.3 million in 2024, primarily driven by $65.0 million proceeds from sale of US TAMP assets in 2024 and $52.4 million proceeds from sale of our Commodity and Energy Data business in 2024. This was offset by higher capital expenditures in 2024.

Cash used for financing activities increased $106.0 million from $278.4 million in 2023 to $384.4 million in 2024. Financing cash flows were impacted by $274.4 million and $137.5 million net repayments to our financing arrangements in 2024 and 2023, respectively. On February 6, 2023, the company made its final $50.0 million contingent payment related to the acquisition of LCD, of which $4.5 million is reflected in operating cash flows and $45.5 million is reflected in financing cash flows.

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

Approximately 76% of our cash, cash equivalents, and investments were held by our operations outside the US as of December 31, 2024 and 2023. We generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. During the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. We anticipate a one-time repatriation of these earnings back to the US via distribution later in 2025. We have recorded a deferred tax liability of $7.1 million that reflects the income tax effects of the repatriation of these earnings, mostly due to non-US withholding taxes, that would be due at the time of remittance.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of December 31, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $349.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under the prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2024, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 0.9x.

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

For the year ended December 31, 2024, we repurchased a total of 33,300 shares for $11.6 million. As of December 31, 2024, we have repurchased a total of 41,784 shares for $13.0 million under this authorization, leaving $487.0 million available for future repurchases.

Dividends

In 2024, we also paid dividends of $69.3 million. While subsequent dividends will be subject to board approval, we expect to make regular quarterly dividend payments of 45.5 cents per share in 2025. In December 2024, our board of directors approved a regular quarterly dividend of $0.455 per share, or $19.4 million, payable on January 31, 2025 to shareholders of record as of January 3, 2025.

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

As part of such transaction, pursuant to the Tender Offer Agreement, Morningstar agreed to tender up to 10 million shares in Wealth Advisors to SBI. The tender offer closed on February 28, 2023, and SBI purchased 8,040,600 shares of Wealth Advisors from Morningstar, resulting in net proceeds of $26.2 million and a pre-tax gain of $18.4 million. Refer to Note 11 of the Notes to our Consolidated Financial Statements for additional information on the Termination Agreement and the Tender Offer Agreement.

Other

We expect to continue making capital expenditures in 2025, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

We also expect to use a portion of our cash and investments balances in the first quarter of 2025 to make annual bonus payments of approximately $164.8 million related to the 2024 bonus program compared with $123.9 million paid in the first quarter of 2024 for the 2023 bonus program.

Consolidated Free Cash Flow

As described in more detail above, free cash flow is a non-GAAP financial measure defined as cash provided by or used for operating activities less capital expenditures. We present free cash flow solely as a supplemental disclosure to help investors better understand how much cash is available after making capital expenditures. Our management team uses free cash flow to evaluate the health of our business. Free cash flow is not a measure of performance. Also, the free cash flow definition we use may not be comparable to similarly titled measures used by other companies.

(in millions)	2024	2023	Change
Cash provided by operating activities	$591.6	$316.4	87.0%
Capital expenditures	(142.7)	(119.1)	19.8%
Free cash flow	$448.9	$197.3	127.5%

We generated free cash flow of $448.9 million in 2024, an increase of $251.6 million compared with 2023. The change reflects a $275.2 million increase in cash provided by operating activities as well as a $23.6 million increase in capital expenditures. The increase in cash flow from operations and free cash flow was primarily driven by higher cash earnings.

In 2023, free cash flow was impacted by $4.5 million LCD contingent payment within operating cash flow, payments related to the Termination Agreement of $59.9 million, and $26.4 million of severance and other related costs paid for the China transition, which together totaled $90.8 million. Excluding these items and $1.8 million in severance related to the sale of US TAMP assets in 2024, free cash flow would have been $450.7 million and $288.1 million in 2024 and 2023, respectively.

Acquisitions

We paid a total of $647.5 million, net of cash acquired, related to acquisitions over the past three years. We describe these acquisitions in Note 9 of the Notes to our Consolidated Financial Statements.

We paid a total of $40.4 million related to additional investments in unconsolidated entities over the past three years. We describe these investments in Note 11 of the Notes to our Consolidated Financial Statements.

Divestitures

Over the last three years, we received a total of $52.4 million from the sale of business and $65.0 million from the sale of customer assets. We describe these divestitures in Note 10 of the Notes to our Consolidated Financial Statements.

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

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

A majority of our revenue comes from the sale of subscriptions for data, software, and Internet-based products and services. We recognize this revenue in equal amounts over the noncancellable term of the subscription or license, which generally ranges from one to three years. Our license-based revenue represents subscription services available to customers and not a license under the accounting guidance. We also provide research, investment management, retirement advice, and other services. We recognize this revenue when the service is provided or during the service obligation period defined in the contract.

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

Deferred revenue is the amount billed or collected in advance for subscriptions or services that has not yet been recognized as revenue. Deferred revenue totaled $563.2 million at the end of 2024 (of which $540.8 million was classified as a current liability with an additional $22.4 million, mainly credit rating surveillance, included in long-term liabilities). We expect to recognize this deferred revenue in future periods as we fulfill our performance obligations under our subscription and service agreements.

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

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 19 of the Notes to our Consolidated Financial Statements for recently adopted and issued accounting pronouncements as of December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of December 31, 2024, our cash, cash equivalents, and investments balance was $551.0 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $3.5 million impact on our interest expense based on our outstanding principal balance and SOFR rates around December 31, 2024.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. To date, we have not engaged in currency hedging, and we do not currently have any positions in derivative instruments to hedge our currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the year ended December 31, 2024:

(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Foreign currency rate in US dollars as of December 31, 2024	0.6205	1.2537	0.6958	1.0388	n/a

Foreign denominated percentage of revenue	2.7%	7.4%	6.2%	6.4%	5.3%
Foreign denominated percentage of operating income (loss)	4.1%	(7.7)%	1.6%	4.7%	(14.0)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(5.7)	$(16.4)	$(13.4)	$(14.1)	$(11.8)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.8)	$3.7	$(0.7)	$(2.1)	$6.7

The table below shows our net investment exposure in foreign currencies as of December 31, 2024:

(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$64.0	$294.3	$222.8	$259.7	$251.1
Less: liabilities	(33.4)	(97.2)	(102.2)	(113.3)	(103.2)
Net currency position	$30.6	$197.1	$120.6	$146.4	$147.9

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.1)	$(19.7)	$(12.1)	$(14.6)	$(14.8)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Morningstar, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of the material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included in examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of sufficiency of audit evidence over revenue

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has recorded $2,275.1 million in revenues, for the year ended December 31, 2024, which contain multiple product revenue streams. The Company's process to account for and recognize revenue differs between certain revenue streams.

We identified the evaluation of the sufficiency of the audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgement due to the multiple product revenue streams and the use of multiple processes to account for and recognize revenue. This included determining the nature and extent of audit evidence obtained over revenue.

The following are the primary procedures we performed to address this critical audit matter. We used auditor judgement to determine the nature and extent of procedures to be performed, including the determination of the revenue streams over which those procedures were performed. For product revenue streams where procedures were performed, we:

•evaluated the design and tested the operating effectiveness of certain internal controls over the Company's revenue recognition processes

•evaluated the Company's revenue recognition accounting policies

•selected certain revenue transactions and assessed recorded amounts by comparing them for consistency with underlying documentation, including the customer contract

•evaluated certain revenue transactions for consistency with the Company's accounting policies, as applicable, including timing of revenue recognition

In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of audit effort over revenue.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Chicago, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Morningstar, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Morningstar, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2025

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Income

Year ended December 31, (in millions except per share amounts)	2024	2023	2022
Revenue	$2,275.1	$2,038.6	$1,870.6

Operating expense:
Cost of revenue	895.7	843.5	779.3
Sales and marketing	441.0	423.8	356.5
General and administrative	327.2	355.8	400.4
Depreciation and amortization	190.4	184.9	166.6
Total operating expense	1,854.3	1,808.0	1,702.8

Gain on sale of customer assets	64.0	—	—

Operating income	484.8	230.6	167.8

Non-operating income (expense), net:
Interest expense, net	(37.7)	(51.7)	(28.4)
Net realized gains (losses) on sale of investments, reclassified from other comprehensive income	3.8	2.9	(2.1)
Gain on sale of business	45.3	—	—
Expense from equity method transaction, net	—	(11.8)	—
Other income (expense), net	(4.9)	11.5	(6.7)
Non-operating income (expense), net	6.5	(49.1)	(37.2)

Income before income taxes and equity in investments of unconsolidated entities	491.3	181.5	130.6

Equity in investments of unconsolidated entities	(17.4)	(7.4)	(3.6)

Income tax expense	104.0	33.0	56.5

Consolidated net income	$369.9	$141.1	$70.5

Net income per share:
Basic	$8.64	$3.31	$1.65
Diluted	$8.58	$3.29	$1.64

Dividends per common share:
Dividends declared per common share	$1.67	$1.53	$1.46
Dividends paid per common share	$1.62	$1.50	$1.44

Weighted average shares outstanding:
Basic	42.8	42.6	42.6
Diluted	43.1	42.9	42.9

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (in millions)	2024	2023	2022
Consolidated net income	$369.9	$141.1	$70.5

Other comprehensive income (loss), net
Foreign currency translation adjustment	(32.9)	12.6	(58.2)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2.8	2.1	(7.0)
Reclassification of net realized (gains) losses on investments included in net income	(2.8)	(2.2)	1.5
Other comprehensive income (loss), net	(32.9)	12.5	(63.7)

Comprehensive income	$337.0	$153.6	$6.8

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

As of December 31 (in millions except share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$502.7	$337.9
Investments	48.3	51.1
Accounts receivable, less allowance for credit losses of $7.1 million and $5.6 million, respectively	358.1	343.9
Income tax receivable	12.4	0.6
Deferred commissions	39.2	41.9
Prepaid expenses	42.1	34.9
Other current assets	11.3	5.4
Total current assets	1,014.1	815.7
Goodwill	1,562.0	1,578.8
Intangible assets, net	408.8	484.4
Property, equipment, and capitalized software, net	218.9	207.7
Operating lease assets	181.2	163.9
Investments in unconsolidated entities	85.3	100.2
Deferred tax assets, net	43.2	14.6
Deferred commissions	26.6	29.3
Other assets	8.8	8.8
Total assets	$3,548.9	$3,403.4

Liabilities and equity
Current liabilities:
Deferred revenue	$540.8	$517.7
Accrued compensation	272.2	214.4
Accounts payable and accrued liabilities	87.3	78.4
Current portion of long-term debt	—	32.1
Operating lease liabilities	35.1	36.4
Income tax payable	30.5	—
Other current liabilities	1.4	1.8
Total current liabilities	967.3	880.8
Operating lease liabilities	170.3	151.4
Accrued compensation	21.0	23.7
Deferred tax liabilities, net	27.6	35.6
Long-term debt	698.6	940.3
Deferred revenue	22.4	26.3
Income tax payable	11.7	8.3
Other long-term liabilities	11.4	9.2
Total liabilities	$1,930.3	$2,075.6

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,869,380 and 42,728,182 shares were outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock at cost, 12,010,630 and 11,987,495 shares as of December 31, 2024 and December 31, 2023 respectively	(993.9)	(985.5)
Additional paid-in capital	822.7	789.0
Retained earnings	1,909.2	1,610.8
Accumulated other comprehensive loss:
Currency translation adjustment	(119.3)	(86.4)
Unrealized gain on available-for-sale investments, net of tax	(0.1)	(0.1)
Total accumulated other comprehensive loss	(119.4)	(86.5)
Total equity	1,618.6	1,327.8
Total liabilities and equity	$3,548.9	$3,403.4

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Equity

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Income (Loss)
	Common Stock			Additional Paid-in Capital
(in millions, except share amounts)	Shares Outstanding	Par Value	Treasury Stock		Retained Earnings		Total Equity
Balance as of December 31, 2021	43,136,273	$—	$(764.3)	$689.0	$1,526.5	$(35.3)	$1,415.9

Net income		—	—	—	70.5	—	70.5
Other comprehensive income (loss), net:
Unrealized loss on available-for-sale investments, net of tax		—	—	—	—	(7.0)	(7.0)
Reclassification of adjustments for loss on investments included in net income, net of tax		—	—	—	—	1.5	1.5
Foreign currency translation adjustment, net		—	—	—	—	(58.2)	(58.2)
Other comprehensive loss, net		—	—	—	—	(63.7)	(63.7)

Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	226,652	—	3.6	(33.6)	—	—	(30.0)
Reclassification of awards previously liability-classified that were converted to equity		—	—	19.2	—	—	19.2
Stock-based compensation — restricted stock units		—	—	35.9	—	—	35.9
Stock-based compensation — market stock units		—	—	10.1	—	—	10.1
Stock-based compensation — performance stock units		—	—	37.2	—	—	37.2
Common shares repurchased	(882,874)	—	(226.0)	—	—	—	(226.0)
Dividends declared ($1.46 per share)		—	—	—	(62.0)	—	(62.0)
Balance as of December 31, 2022	42,480,051	—	(986.7)	757.8	1,535.0	(99.0)	1,207.1

Net income		—	—	—	141.1	—	141.1
Other comprehensive income (loss), net:
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.1	2.1
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(2.2)	(2.2)
Foreign currency translation adjustment, net		—	—	—	—	12.6	12.6
Other comprehensive income, net		—	—	—	—	12.5	12.5

Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	256,615	—	2.6	(32.9)	—	—	(30.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	11.3	—	—	11.3
Stock-based compensation — restricted stock units		—	—	38.8	—	—	38.8
Stock-based compensation — market stock units		—	—	7.5	—	—	7.5
Stock-based compensation — performance stock units		—	—	6.5	—	—	6.5
Common shares repurchased	(8,484)	—	(1.4)	—	—	—	(1.4)
Dividends declared ($1.53 per share)		—	—	—	(65.3)	—	(65.3)
Balance as of December 31, 2023	42,728,182	—	(985.5)	789.0	1,610.8	(86.5)	1,327.8

Net income		—	—	—	369.9	—	369.9
Other comprehensive income (loss), net:
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	2.8	2.8
Reclassification of adjustments for gain on investments included in net income, net of tax		—	—	—	—	(2.8)	(2.8)
Foreign currency translation adjustment, net		—	—	—	—	(32.9)	(32.9)
Other comprehensive loss, net		—	—	—	—	(32.9)	(32.9)
Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	174,498	—	3.2	(32.3)	—	—	(29.1)
Reclassification of awards previously liability-classified that were converted to equity			—	11.3	—	—	11.3
Stock-based compensation — restricted stock units		—	—	38.4	—	—	38.4
Stock-based compensation — market stock units		—	—	16.2	—	—	16.2
Stock-based compensation — performance stock units		—	—	0.1	—	—	0.1
Common shares repurchased	(33,300)	—	(11.6)	—	—	—	(11.6)
Dividends declared ($1.67 per share)		—	—	—	(71.5)	—	(71.5)
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6

See notes to consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Year ended December 31, (in millions)	2024	2023	2022
Operating activities
Consolidated net income	$369.9	$141.1	$70.5
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	190.4	184.9	166.6
Deferred income taxes	(34.8)	(32.4)	(37.3)
Stock-based compensation expense	54.7	52.8	83.2
Provision for bad debt	8.1	5.3	3.8
Equity in investments of unconsolidated entities	17.4	7.4	3.6
Gain on equity method transaction	—	(49.6)	—
Gain on sale of business	(45.3)	—	—
Gain on sale of customer assets	(64.0)	—	—
Acquisition earn-out accrual	—	—	4.5
Other, net	2.4	(21.2)	14.9
Changes in operating assets and liabilities:
Accounts receivable	(30.3)	(38.2)	(38.6)
Accounts payable and accrued liabilities	9.6	(1.5)	(2.0)
Accrued compensation and deferred commissions	76.9	14.9	(37.5)
Income taxes	23.1	(7.8)	18.9
Deferred revenue	30.1	50.9	60.0
Other assets and liabilities	(16.6)	9.8	(12.8)
Cash provided by operating activities	591.6	316.4	297.8

Investing activities
Purchases of investment securities	(16.0)	(15.7)	(36.5)
Proceeds from maturities and sales of investment securities	27.1	31.1	43.0
Capital expenditures	(142.7)	(119.1)	(129.5)
Acquisitions, net of cash acquired	—	(0.8)	(646.7)
Proceeds from sale of business	52.4	—	—
Proceeds from sale of customer assets	65.0	—	—
Proceeds from sale of equity method investments, net	—	26.2	—
Purchases of investments in unconsolidated entities	(7.3)	(3.7)	(29.4)
Other, net	0.2	0.1	(0.2)
Cash used for investing activities	(21.3)	(81.9)	(799.3)

Financing activities
Common shares repurchased	(11.6)	(1.4)	(226.0)
Dividends paid	(69.3)	(63.9)	(61.5)
Proceeds from revolving credit facility	90.0	260.0	475.0
Repayment of revolving credit facility	(105.0)	(365.0)	(355.0)
Proceeds from term facility	—	—	650.0
Repayment of term facility	(259.4)	(32.5)	(19.1)
Employee taxes withheld for stock awards	(29.1)	(30.2)	(29.9)
Payment of acquisition-related earn-outs	—	(45.5)	(16.2)
Other, net	—	0.1	(2.2)
Cash provided by (used for) financing activities	(384.4)	(278.4)	415.1

Effect of exchange rate changes on cash and cash equivalents	(21.1)	5.2	(20.8)
Net increase (decrease) in cash and cash equivalents	164.8	(38.7)	(107.2)
Cash and cash equivalents—beginning of period	337.9	376.6	483.8
Cash and cash equivalents—end of period	$502.7	$337.9	$376.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$115.6	$73.2	$75.3
Cash paid for interest	$47.4	$58.4	$28.4

See notes to consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Morningstar, Inc. and its subsidiaries (Morningstar, we, our, the company) provide independent investment insights for investors around the world. We offer an extensive line of products and services for individual and institutional investors in public and private capital markets, financial advisors, asset managers, retirement plan providers and sponsors, and issuers of securities. We conduct business operations through wholly-owned subsidiaries in 32 countries.

2. Summary of Significant Accounting Policies

The acronyms that appear in these Notes to our Consolidated Financial Statements refer to the following:

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
SEC	Securities and Exchange Commission

Principles of Consolidation

We conduct our business operations through wholly-owned operating subsidiaries. The accompanying consolidated financial statements include the accounts of Morningstar, Inc. and our subsidiaries. We consolidate assets, liabilities, and results of operations of subsidiaries in which we have a controlling interest and eliminate all significant intercompany accounts and transactions.

We account for investments in entities in which we exercise significant influence, but do not control, using the equity method.

As part of our investment management operations, we manage certain funds outside of the US that are considered variable interest entities. For most of these variable interest entities, we do not have a variable interest. In cases where we do have a variable interest, we are not the primary beneficiary. Accordingly, we do not consolidate any of these variable interest entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results may differ from these estimates.

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

Divestitures

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

Goodwill

Changes in the carrying amount of our recorded goodwill are mainly the result of business acquisitions and the effect of foreign currency translations. In accordance with FASB ASC 350, we do not amortize goodwill; instead, goodwill is subject to an impairment test annually, or whenever indicators of impairment exist. An impairment would occur if the carrying amount of a reporting unit exceeded the fair value of that reporting unit.

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

We performed our annual impairment review in the fourth quarter and did not record any impairment losses in 2024, 2023, and 2022.

Intangible Assets

We amortize intangible assets using the straight-line method over their estimated useful lives, which range from one to twenty years. We have no intangible assets with indefinite useful lives. In accordance with FASB ASC 360-10-35, Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the value of future undiscounted cash flows is less than the carrying amount of an asset group, we record an impairment loss based on the excess of the carrying amount over the fair value of the asset group. We did not record any impairment losses in 2024, 2023, and 2022.

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

The table below summarizes our depreciation expense related to capitalized developed software for the past three years:

(in millions)	2024	2023	2022
Capitalized software depreciation expense	$94.9	$81.2	$64.3

The table below summarizes our capitalized software development costs for the past three years:

(in millions)	2024	2023	2022
Capitalized software development costs	$106.4	$100.0	$81.0

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

Transaction-based revenue is generated through contracts with performance obligations that are satisfied when the product or service is delivered. Some of our performance obligations include the issuance of the rating and may include surveillance services for a period of time as agreed with the customer. We allocate the transaction price to the deliverables based on their relative selling price, which is generally determined by the historical pricing allocations. Our performance obligation for the issuance of the rating is satisfied when the rating is issued, which is when we recognize the related revenue. Our performance obligations for surveillance services are satisfied over time, as the customer has access to the service during the surveillance period and the level of service is consistent during the contract period. Therefore, we recognize revenue for this performance obligation on a straight-line basis.

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

Sales Commissions

We capitalize sales commissions, which are considered directly attributable to obtaining a customer contract under FASB ASC Topic 606 and FASB ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. Estimates of these capitalized costs are developed by using a portfolio approach that aggregates these costs by legal entity within their geographical regions. Capitalized sales commissions are amortized using the straight-line method over a period that is consistent with the transfer of the products or services to the customer to which the sales commission relates. The period of transfer for each portfolio is the shorter of the weighted-average customer life, or the economic life of the underlying technology that delivers the products or services. As of December 31, 2024, the period of transfer was determined to be approximately three years. Discretionary amounts which are added to sales commission payments are expensed as incurred, as they are not considered to be directly attributable to obtaining a customer contract.

The table below summarizes the amortization of deferred commissions for the past three years:

(in millions)	2024	2023	2022
Amortization of deferred commissions	$50.6	$48.6	$40.4

Stock-Based Compensation Expense

We account for our stock-based compensation expense in accordance with FASB ASC 718, Compensation—Stock Compensation (FASB ASC 718). Our stock-based compensation expense reflects grants of restricted stock units, market stock units, and performance stock units. We measure the fair value of our restricted stock units and performance stock units on the grant date based on the closing market price of Morningstar's common stock on the day prior to the grant. For market stock units, we estimate the fair value of the awards using a Monte Carlo valuation model. We amortize the fair values to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. For performance stock units, we estimate the probability of award achievement and adjust our stock-based compensation expense accordingly.

We estimate expected forfeitures on employee stock-based awards and recognize compensation cost only for those awards expected to vest. We determine forfeiture rates based on historical experience and adjust the estimated forfeitures to actual forfeiture experience, as needed.

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

Effective as of December 31, 2023, we revised our presentation of our seven operating segments to the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Credit, Morningstar Wealth, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue amounts. Refer to Note 6 for detailed segment information.

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

3. Credit Arrangements

Debt

The following table summarizes our debt as of December 31, 2024 and 2023.

(in millions)	As of December 31, 2024	As of December 31, 2023
Term Facility, net of unamortized debt issuance costs of $0.2 million and $0.5 million, respectively	$349.8	$608.9
Revolving Credit Facility	—	15.0
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.2 million and $1.5 million, respectively	348.8	348.5
Total debt	$698.6	$972.4

Maturities of the company’s principal debt payments as of December 31, 2024 are as follows:

(in millions)	As of December 31, 2024
2025	$—
2026	—
2027	350.0
2028	—
2029	—
Thereafter	350.0
Total	$700.0

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of December 31, 2024, our total outstanding debt under the Amended 2022 Credit Agreement was $349.8 million, net of debt issuance costs, with borrowing availability of $650.0 million under the 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to pay off a portion of the company's outstanding debt under the prior credit agreement. Interest on the 2030 Notes will be paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date occurring on April 30, 2021. As of December 31, 2024, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.8 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of December 31, 2024.

4. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

(in millions, except per share amounts)	2024	2023	2022
Basic net income per share:
Consolidated net income	$369.9	$141.1	$70.5

Weighted average common shares outstanding	42.8	42.6	42.6

Basic net income per share	$8.64	$3.31	$1.65

Diluted net income per share:
Consolidated net income	$369.9	$141.1	$70.5

Weighted average common shares outstanding	42.8	42.6	42.6
Net effect of dilutive stock awards	0.3	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	43.1	42.9	42.9

Diluted net income per share	$8.58	$3.29	$1.64

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

5. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Year ended December 31,
(in millions)	2024	2023	2022
Revenue by type(1):
License-based	$1,625.1	$1,517.5	$1,331.7
Asset-based	333.2	279.6	269.4
Transaction-based	316.8	241.5	269.5
Consolidated revenue	$2,275.1	$2,038.6	$1,870.6
____________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Starting with the quarter ended March 31, 2023, revenue from Morningstar Credit data products was reclassified from transaction-based to license-based. Prior periods have not been restated to reflect the updated classifications.

Contract liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. The contract liabilities balance as of December 31, 2024 had a net increase of $19.2 million, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $480.5 million of revenue in 2024 that was included in the contract liabilities balance as of December 31, 2023.

We expect to recognize revenue related to our contract liabilities, including future billings, for 2025 and subsequent years as follows:

(in millions)	As of December 31, 2024
2025	$1,068.0
2026	277.2
2027	75.3
2028	17.4
2029	4.6
Thereafter	19.0
Total	$1,461.5

The aggregate amount of revenue we expect to recognize for 2025 and subsequent years is higher than our contract liability balance of $563.2 million as of December 31, 2024. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of December 31, 2024. We are applying the optional exemption available under FASB ASC Topic 606, as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For certain license-based contracts, variable consideration is received for services performed is based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, all the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of December 31, 2024, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under FASB ASC Topic 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from December 31, 2024. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

	As of December 31,
(in millions)	2024	2023
Accounts receivable, less allowance for credit losses	$358.1	$343.9
Deferred commissions	65.8	71.2
Total contract assets	$423.9	$415.1

6. Segment and Geographical Area Information

Segment Information

Our segments are generally organized around the company's product offerings. The company concluded that it has seven operating segments which are presented as the following five reportable segments:

•Morningstar Data and Analytics
•PitchBook
•Morningstar Credit
•Morningstar Wealth
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

FASB ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, in deciding how to allocate resources and assess performance. The company's chief executive officer, who is considered to be its CODM, reviews segment revenue and Segment Adjusted Operating Income presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. For each segment, the CODM uses segment revenue and Segment Adjusted Operating Income in the annual budget and forecasting process. The CODM considers budget-to-actual variance when making decisions about allocating capital and personnel.

We define Segment Adjusted Operating Income as operating income excluding all mergers and acquisitions (M&A)-related expenses and gains (related to merger, acquisition, and divestiture activity including earn-outs), intangible amortization, and expenses related to the significant reduction and shift of the company's operations in China. The CODM does not consider these adjustments for the purposes of making decisions to allocate resources among segments or to assess segment performance. Although the amounts are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. Expenses presented as part of the company's segments include allocations of shared costs. Shared costs include technology, investment research, sales, facilities, and marketing. These allocations are based on expected utilization of shared resources. Adjusted Operating Income is the reported measure that the company believes is most consistent with those used in measuring the corresponding amount in the consolidated financial statements.

The CODM does not review any information regarding total assets on a segment basis. Operating segments do not record intersegment revenues; therefore, there is none to be reported.

The following tables present information about the company’s reportable segments for the years ended December 31, 2024, 2023, and 2022 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Year ended December 31, 2024
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$786.7	$611.6	$16.4	$80.4	$1.8	$1,496.9
Asset-based	—	—	—	142.3	125.3	267.6
Transaction-based	1.4	6.8	274.7	25.7	—	308.6
Total segment revenue	788.1	618.4	291.1	248.4	127.1	2,073.1

Less:
Compensation expense(2)	216.1	289.5	162.5	124.6	43.9
Other segment items(3)	216.6	142.5	53.0	133.1	17.6
Adjusted operating income (loss)	$355.4	$186.4	$75.6	$(9.3)	$65.6	$673.7

	Year ended December 31, 2023
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$745.5	$551.9	$11.7	$80.8	$1.7	$1,391.6
Asset-based	—	—	—	122.6	108.5	231.1
Transaction-based	1.7	—	203.7	26.5	0.3	232.2
Total segment revenue	747.2	551.9	215.4	229.9	110.5	1,854.9

Less:
Compensation expense(2)	173.8	281.0	128.2	151.5	41.0
Other segment items(3)	233.6	122.8	65.5	118.8	15.4
Adjusted operating income (loss)	$339.8	$148.1	$21.7	$(40.4)	$54.1	$523.3

	Year ended December 31, 2022
(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type(1):
License-based	$695.1	$450.7	$—	$80.9	$2.0	$1,228.7
Asset-based	—	—	—	117.6	101.8	219.4
Transaction-based	1.5	—	236.9	30.4	0.2	269.0
Total segment revenue	696.6	450.7	236.9	228.9	104.0	1,717.1

Less:
Compensation expense(2)	161.9	263.3	124.2	129.2	37.0
Other segment items(3)	221.4	115.9	53.6	114.0	15.6
Adjusted operating income (loss)	$313.3	$71.5	$59.1	$(14.3)	$51.4	$481.0
___________________________________________________________________________________________
(1) Starting with the quarter ended March 31, 2024, revenue from PitchBook media sales product was reclassified from license-based to transaction-based. Starting with the quarter ended March 31, 2023, revenue from Morningstar Credit data products was reclassified from transaction-based to license-based. Prior periods have not been restated to reflect the updated classifications.

(2) Compensation expense includes salaries, bonus, commissions, employee benefits, payroll taxes, and stock-based compensation incurred for employees directly associated with each reportable segment. Allocated compensation expense related to corporate and centralized functions is reported within Other segment items.

(3) Other segment items for each reportable segment includes:
Morningstar Data and Analytics - allocated expenses, infrastructure costs, and other overhead costs.
PitchBook - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, professional fees, and other overhead costs.

	Year ended December 31,
(in millions)	2024	2023	2022
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$2,073.1	$1,854.9	$1,717.1
Corporate and All Other (4)	202.0	183.7	153.5
Total consolidated revenue	$2,275.1	$2,038.6	$1,870.6

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$673.7	$523.3	$481.0
Corporate and All Other (5)	(179.9)	(196.8)	(182.1)
Intangible amortization expense (6)	(64.5)	(70.5)	(66.7)
M&A-related expenses (7)	(8.5)	(9.8)	(17.1)
M&A-related gains (8)	64.0	—	—
M&A-related earn-outs (9)	—	—	(11.6)
Severance and personnel expenses (10)	—	(5.5)	(27.5)
Transformation costs (10)	—	(7.0)	(8.2)
Asset impairment costs (10)	—	(3.1)	—
Operating Income	484.8	230.6	167.8
Non-operating expense, net	6.5	(49.1)	(37.2)
Equity in investments of unconsolidated entities	(17.4)	(7.4)	(3.6)
Income before income taxes	$473.9	$174.1	$127.0
___________________________________________________________________________________________
(4) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $117.3 million in 2024, $118.2 million in 2023, and $103.3 million in 2022. Revenue from Morningstar Indexes was $84.7 million in 2024, $65.5 million in 2023, and $50.2 million in 2022.

(5) Corporate and All Other includes unallocated corporate expenses of $181.4 million in 2024, $153.5 million in 2023, $135.8 million in 2022, as well as adjusted operating income/loss from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

(6) Excludes finance lease amortization expense of $0.5 million in 2024, $1.2 million in 2023, $2.1 million in 2022.

(7) Reflects non-recurring expenses related to merger, acquisition, and divestiture activity such as pre-deal due diligence, transaction costs, severance, and post-close integration costs.

(8) Reflects the gain on sale of customer assets from the US Morningstar Wealth Turnkey Asset Management Platform (TAMP) to AssetMark.

(9) Reflects the impact of M&A-related earn-outs included in operating expense.

(10) Reflects costs associated with the significant reduction of the company's operations in Shenzhen, China and the shift of work related to its global business functions to other Morningstar locations.

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

The following table presents depreciation expense and stock-based compensation expense by reportable segment:

	Depreciation Expense			Stock-Based Compensation Expense
	Year ended December 31,			Year ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Morningstar Data and Analytics	$37.9	$31.0	$23.4	$5.7	$10.6	$10.5
PitchBook	31.8	26.8	23.8	4.4	10.3	40.2
Morningstar Credit	8.9	9.1	8.9	6.7	7.0	6.3
Morningstar Wealth	18.5	15.8	18.1	3.9	6.4	5.7
Morningstar Retirement	10.0	11.0	7.9	1.5	1.6	1.6
Total Reportable Segments	107.1	93.7	82.1	22.2	35.9	64.3
Corporate and All Other (10)	18.3	19.5	15.7	32.5	16.9	18.9
Total	$125.4	$113.2	$97.8	$54.7	$52.8	$83.2
___________________________________________________________________________________________
(10) Corporate and All Other provides a reconciliation between depreciation expense and stock-based compensation expense from our Total Reportable Segments and consolidated depreciation expense and stock-based compensation expense. Corporate and All Other includes unallocated corporate expenses of depreciation expense and stock-based compensation expense related to finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated as well as depreciation expense and stock-based compensation expense from Morningstar Sustainalytics and Morningstar Indexes.

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets, by geographical area. Revenue is attributed to geographical area based on country in which the sale was contracted.

Revenue by geographical area
	Year ended December 31,
(in millions)	2024	2023	2022
United States	$1,638.8	$1,470.6	$1,353.9

Asia	49.6	49.3	44.8
Australia	62.4	58.4	55.8
Canada	140.4	116.3	109.8
Continental Europe	203.8	185.5	162.9
United Kingdom	167.4	148.0	133.6
Other	12.7	10.5	9.8
Total International	636.3	568.0	516.7

Consolidated revenue	$2,275.1	$2,038.6	$1,870.6

Property, equipment, and capitalized software, net by geographical area
	As of December 31,
(in millions)	2024	2023
United States	$189.5	$178.5

Asia	9.6	9.9
Australia	1.6	1.9
Canada	6.6	3.6
Continental Europe	5.3	6.5
United Kingdom	6.1	7.2
Other	0.2	0.1
Total International	29.4	29.2

Consolidated property, equipment, and capitalized software, net	$218.9	$207.7

Operating lease assets by geographical area
	As of December 31,
(in millions)	2024	2023
United States	$92.9	$100.7

Asia	44.2	16.5
Australia	2.4	3.2
Canada	7.7	8.2
Continental Europe	19.1	18.1
United Kingdom	14.7	16.9
Other	0.2	0.3
Total International	88.3	63.2

Consolidated operating lease assets	$181.2	$163.9

7. Investments

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

	As of December 31,
(in millions)	2024	2023
Equity investments	$42.3	$44.9
Available-for-sale	2.4	2.2
Held-to-maturity	3.6	4.0
Total	$48.3	$51.1

The following table shows the cost, unrealized gains, and fair values related to investments classified as equity investments, available-for-sale, and held-to-maturity:

	As of December 31, 2024				As of December 31, 2023
(in millions)	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Equity investments:
Marketable equity investments, exchange traded funds, and mutual funds	$29.1	$13.2	$—	$42.3	$37.7	$7.2	$—	$44.9
Available-for-sale:
Marketable debt securities	2.6	—	(0.2)	2.4	2.3	—	(0.1)	2.2
Held-to-maturity:
Certificates of deposit	3.6	—	—	3.6	4.0	—	—	4.0
Total	$35.3	$13.2	$(0.2)	$48.3	$44.0	$7.2	$(0.1)	$51.1

As of December 31, 2024 and 2023, debt securities with unrealized losses for greater than a 12-month period were not material to the Consolidated Balance Sheets and were not deemed to have other than temporary declines in value.

The table below shows the cost and fair value of investments classified as held-to-maturity based on their contractual maturities as of December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
(in millions)	Cost	Fair Value	Cost	Fair Value
Held-to-maturity:
Due in one year or less	$3.6	$3.6	$4.0	$4.0
Due in one to three years	—	—	—	—
Total	$3.6	$3.6	$4.0	$4.0

The following table shows the realized gains and losses arising from sales of our investments classified as equity investments and available-for-sale recorded in our Consolidated Statements of Income:

(in millions)	2024	2023	2022
Realized gains	$3.8	$2.9	$1.0
Realized losses	—	—	(3.1)
Realized gains (losses), net	$3.8	$2.9	$(2.1)

We determine realized gains and losses using the specific identification method.

The following table shows the net unrealized gains on the equity securities as recorded in our Consolidated Statements of Income:

(in millions)	2024	2023	2022
Unrealized gains, net	$0.9	$4.2	$5.4

8. Fair Value Measurements

The tables below show the fair value of items that are measured at fair value using the fair value hierarchy:

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2024
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$43.5	$43.5	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	42.3	42.3	—	—
Marketable debt securities	2.4	2.4	—	—
Investments in unconsolidated entities:
Investment in SmartX Advisory Solutions	24.7	—	—	24.7
Non-current investment in Wealth Advisors	24.9	24.9	—	—
Total	$137.8	$113.1	$—	$24.7

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2023
(in millions)	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	44.9	44.9	—	—
Marketable debt securities	2.2	2.2	—	—
Investments in unconsolidated entities:
Non-current investment in Wealth Advisors	27.7	27.7	—	—
Total	$74.8	$74.8	$—	$—

In 2024, our investment in SmartX Advisory Solutions was measured at fair value on a nonrecurring basis due to the identification of an impairment trigger, leading to $12.4 million of impairment losses. The fair value was estimated using an income approach with significant, unobservable inputs which include the extent and timing of future cash flows, revenue growth rates, and discount rates. Refer to Note 11 for more information about SmartX Advisory Solutions.

9. Acquisitions, Goodwill, and Other Intangible Assets

2024 Acquisitions

We did not make any acquisitions during 2024.

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

Praemium Portfolio Services Limited (Praemium)

On June 30, 2022, we completed our acquisition of Praemium, a UK-based global provider of digital-first financial services, with $44.9 million in cash paid at closing, subject to post-closing adjustments. Praemium and its subsidiaries offer several investment platforms and customer relationship management services to their financial planning and wealth management clients across the UK and international markets. We began consolidating the financial results of Praemium in our consolidated financial statements as of June 30, 2022.

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

Goodwill

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Data and Analytics, PitchBook, Morningstar Wealth, Morningstar Credit, and Morningstar Retirement. The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from January 1, 2023 to December 31, 2024:

(in millions)	Morningstar Data and Analytics	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of January 1, 2023	$600.3	$607.4	$106.9	$93.0	$93.5	$1,501.1	$70.6	$1,571.7
Foreign currency translation	5.2	—	1.7	1.2	—	8.1	(1.0)	7.1
Balance as of December 31, 2023	605.5	607.4	108.6	94.2	93.5	1,509.2	69.6	1,578.8
Divestiture of Commodity and Energy Data business (See Note 10)	(3.9)	—	—	—	—	(3.9)	—	(3.9)
Foreign currency translation	(7.6)	—	(3.4)	(1.5)	—	(12.5)	(0.4)	(12.9)
Balance as of December 31, 2024	$594.0	$607.4	$105.2	$92.7	$93.5	$1,492.8	$69.2	$1,562.0

We did not record any impairment losses in 2024, 2023, or 2022 as the estimated fair value of our reporting unit exceeded its carrying value and we did not note any indicators of impairment. We perform our annual impairment testing during the fourth quarter of each year. Refer to Note 6 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of December 31, 2024				As of December 31, 2023
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$572.4	$(281.1)	$291.3	14	$601.7	$(263.8)	$337.9	14
Technology-based assets	301.9	(205.5)	96.4	8	315.3	(197.0)	118.3	8
Intellectual property & other	88.6	(67.5)	21.1	8	93.2	(65.0)	28.2	8
Total intangible assets	$962.9	$(554.1)	$408.8	12	$1,010.2	$(525.8)	$484.4	12

The following table summarizes our amortization expense related to intangible assets:

(in millions)	2024	2023	2022
Amortization expense	$64.5	$70.5	$66.7

We did not record any impairment losses involving intangible assets in 2024, 2023, or 2022. We amortize intangible assets using the straight-line method over their expected economic useful lives.

Based on acquisitions completed through December 31, 2024, we expect intangible amortization expense for 2025 and subsequent years to be as follows:

(in millions)	As of December 31, 2024
2025	$55.1
2026	51.3
2027	44.7
2028	40.9
2029	37.9
Thereafter	178.9
Total	$408.8

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

10. Divestitures

2024 Divestitures

Effective September 30, 2024, we sold our Commodity and Energy Data business within the Morningstar Data and Analytics segment for a purchase price of $52.4 million. In the third quarter of 2024, we recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income.

Effective December 1, 2024, we sold customer assets from the US Morningstar Wealth TAMP to AssetMark, Inc. for closing consideration of approximately $65.0 million. Morningstar may be entitled to contingent consideration which will be determined based on the net flows of transitioned customers through December 1, 2025. The contingent consideration is accounted for as a gain contingency and will be recorded when it is determined to be realizable. We recorded a $64.0 million gain on sale of customer assets in the Consolidated Statements of Income for the year ended December 31, 2024.

2023 Divestitures

We did not make any divestitures during 2023.

2022 Divestitures

We did not make any divestitures during 2022.

11. Investments in Unconsolidated Entities

Our investments in unconsolidated entities consist primarily of the following:

	As of December 31,
(in millions)	2024	2023
Investment in SmartX Advisory Solutions	$24.7	$35.0
Non-current investment in Wealth Advisors	24.9	27.7
Equity method investments	19.3	22.6
Other investments in unconsolidated entities	16.4	14.9
Total investments in unconsolidated entities	$85.3	$100.2

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

As of December 31, 2024, $12.8 million of our investment in Wealth Advisors is included in "Investments" on our Consolidated Balance Sheets.

The carrying amount of other investments in unconsolidated entities without a readily determinable fair value, including our investment in SmartX Advisory Solutions, was $41.1 million and $49.9 million as of December 31, 2024 and December 31, 2023, respectively. We recorded a $12.4 million impairment loss in 2024 related to our investment in SmartX Advisory Solutions. We did not record any material impairment losses in 2023 or 2022.

12. Property, Equipment, and Capitalized Software, net

The following table shows our property, equipment, and capitalized software, net summarized by major category:

	As of December 31,
(in millions)	2024	2023
Capitalized software	$745.1	$642.0
Computer equipment	96.9	108.6
Furniture and fixtures	40.0	41.7
Leasehold improvements	113.9	113.3
Telephone equipment	1.2	2.3
Construction in progress	12.2	13.8
Property, equipment, and capitalized software, at cost	1,009.3	921.7
Less: accumulated depreciation	(790.4)	(714.0)
Property, equipment, and capitalized software, net	$218.9	$207.7

The following table summarizes our depreciation expense:

(in millions)	2024	2023	2022
Depreciation expense	$125.4	$113.2	$97.8

13. Leases

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

Our operating lease expense for the years ended December 31, 2024, 2023, and 2022 was $44.1 million, $47.6 million, and $41.6 million, respectively. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $14.9 million and $18.0 million for the years ended December 31, 2024 and 2023, respectively. We made lease payments of $43.9 million and $45.3 million during the years ended December 31, 2024 and 2023, respectively.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

(in millions)	As of December 31, 2024
2025	$43.3
2026	44.5
2027	38.3
2028	32.3
2029	21.1
Thereafter	60.1
Total minimum lease commitments	239.6
Adjustment for discount to present value	34.2
Present value of lease liabilities	$205.4

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of December 31, 2024
Weighted-average remaining lease term (in years)	6.3

Weighted-average discount rate	4.5%

14. Stock-Based Compensation

Stock-Based Compensation Plans

Our shareholders approved the Morningstar, Inc. Amended and Restated 2011 Stock Incentive Plan (the 2021 Plan) on May 14, 2021 and authorized an additional 1,050,000 shares for issuance under the 2021 Plan. The 2021 Plan amended and restated the Morningstar, Inc. 2011 Stock Incentive Plan (the 2011 Plan), which itself had amended and restated the Morningstar, Inc. 2004 Stock Incentive Plan.
The 2021 Plan provides for a variety of equity-based awards, including restricted stock units, restricted stock, performance stock units, market stock units, and stock options. Under the 2021 Plan, we primarily grant restricted stock units, market stock units, and performance stock units. Under the 2011 Plan, we primarily granted restricted stock units, stock options, and market stock units.

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

The following table summarizes the number of shares available for future grants under our 2021 Plan:

(in millions)	As of December 31, 2024
Shares available for future grants	2.0

Accounting for Stock-Based Compensation Awards

The following table summarizes our stock-based compensation expense and the related income tax benefit we recorded in the past three years:

	Year ended December 31,
(in millions)	2024	2023	2022
Restricted stock units	$38.4	$38.8	$35.9
Market stock units	16.2	7.5	10.1
Performance stock units	0.1	6.5	37.2
Total stock-based compensation expense	$54.7	$52.8	$83.2

Income tax benefit related to the stock-based compensation expense	$11.2	$10.3	$18.3

The following table summarizes the stock-based compensation expense included in each of our operating expense categories for the past three years:

	Year ended December 31,
(in millions)	2024	2023	2022
Cost of revenue	$23.3	$23.8	$21.6
Sales and marketing	9.0	8.3	8.5
General and administrative	22.4	20.7	53.1
Total stock-based compensation expense	$54.7	$52.8	$83.2

The following table summarizes the amount of unrecognized stock-based compensation expense as of December 31, 2024 and the expected number of months over which the expense will be recognized:

	Unrecognized stock-based compensation expense (in millions)	Weighted average expected amortization period (months)
Restricted stock units	$50.2	30
Market stock units	24.3	26
Performance stock units	0.1	17
Total unrecognized stock-based compensation expense	$74.6	29

In accordance with FASB ASC 718, we estimate forfeitures of employee stock-based awards and recognize compensation cost only for those awards expected to vest.

Restricted Stock Units

RSUs represent the right to receive a share of Morningstar common stock when that unit vests. RSUs granted to employees typically vest within a four-year period. RSUs granted to non-employee directors vest ratably over a three-year period.

We measure the fair value of our RSUs on the grant date based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

The following table summarizes restricted stock unit activity during the year:

Restricted Stock Units (RSUs)	Total	Weighted Average Grant Date Fair Value
RSUs Outstanding - December 31, 2023	352,340	$218.96
Granted	166,380	301.20
Vested	(214,355)	233.70
Forfeited	(23,506)	239.01
RSUs Outstanding - December 31, 2024	280,859	$254.75

The total fair value of RSUs that vested in 2024, 2023, and 2022 was $50.1 million, $47.4 million, and $48.3 million, respectively.
Market Stock Units
MSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the company’s total shareholder return over that three-year period. The MSUs granted to the executive officers and certain other employees in 2021, 2022, and 2023 also had a feature to provide an increased number of shares to be earned at the vesting date, if certain revenue metrics were exceeded.

We measure the fair value of our MSUs on the grant date using a Monte Carlo valuation model. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.

We used the following assumptions to estimate the fair value of our MSUs:

	Assumptions for Monte Carlo Valuation Model
Grant Date	Expected volatility	Dividend yield	Risk-free interest rate
May 15, 2022	29.6%	0.59%	2.79%
November 15, 2022	31.8%	0.60%	4.24%
May 15, 2023	31.7%	0.79%	3.65%
November 15, 2023	31.9%	0.56%	4.56%
May 15, 2024	31.1%	0.54%	4.62%
November 15, 2024	31.1%	0.47%	4.30%

The risk-free interest rate was determined based on the US Constant Maturity Treasury yield curve on the measurement date with a maturity commensurate with the terms. The expected volatility was determined using our historical stock price volatility over the three years preceding the measurement date.

The following table summarizes market stock unit activity during the year:

Market Stock Units (MSUs)	Total	Weighted Average Grant Date Fair Value
MSUs Outstanding - December 31, 2023	148,799	$241.97
Granted	53,241	344.98
Vested	(26,076)	215.47
Forfeited	(6,105)	268.53
MSUs Outstanding - December 31, 2024	169,859	$277.37
The total fair value of MSUs that vested in 2024, 2023, and 2022 was $5.6 million, $6.5 million, and $6.8 million, respectively.
Performance Stock Units
PSUs represent the right to receive a target number of shares that will vest at the end of a three-year performance period depending on the company's financial results over that three-year period. In 2024, the company awarded PSU opportunities to certain members of management (stretch PSUs). The number of PSUs that shall be eligible to be earned is based on adjusted operating income as of the end of the performance period. However, no PSUs will be earned unless performance exceeds the target performance level set by the Compensation Committee of the Board of Directors of the company.
We measure the fair value of our PSUs on the grant date based on the closing market price of the underlying common stock on the day prior to grant. We amortize that value to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period.
In 2023, we renewed the PitchBook management bonus plan, a compensation vehicle designed to incentivize PitchBook leadership (the PitchBook Plan) for the 2023-2025 period. Pursuant to the terms of this renewal, awards having an aggregate target value equal to $28.6 million would have been available for issuance with annual grants of $7.15 million for 2023, $7.15 million in 2024, and $14.3 million in 2025. In July 2024, we terminated the PitchBook Plan and all outstanding awards were forfeited.

The following table summarizes performance stock unit activity during the year:

Performance Stock Units (PSUs)	Total	Weighted Average Grant Date Fair Value
PSUs Outstanding - December 31, 2023	31,268	$218.94
Granted(1)	68,265	293.17
Vested	(29,355)	217.38
Forfeited	(25,534)	285.95
PSUs Outstanding - December 31, 2024	44,644	$295.14
___________________________________________________________________________________________
(1) Includes (i) 25,364 PSUs granted pursuant to the PitchBook Plan, which was terminated in July 2024 and resulted in the forfeiture of those shares and (ii) 42,901 stretch PSUs granted at the base amount of shares issuable under the agreement; for these awards, zero percent is earned for target performance and up to 200% of the base amount can be earned for performance exceeding target. The number of shares issuable under the stretch PSUs can range from zero to 85,802.

The total fair value of PSUs that vested in 2024, 2023, and 2022 was $6.4 million, $37.1 million, and $10.3 million, respectively.
15. Defined-Contribution Plan

We sponsor a defined-contribution 401(k) plan, which allows our US-based employees to voluntarily contribute pretax dollars up to a maximum amount allowable by the US Internal Revenue Service. In 2024, 2023, and 2022, we made matching contributions to our 401(k) plan in an amount equal to 75 cents for every dollar of an employee's contribution, up to a maximum of 7% of the employee's compensation in the pay period.

The following table summarizes our matching contributions:

(in millions)	2024	2023	2022
401(k) matching contributions	$22.9	$22.1	$19.7

16. Income Taxes

Income Tax Expense and Effective Tax Rate

The following table shows our income tax expense and our effective tax rate for the years ended December 31, 2024, 2023, and 2022:

(in millions)	2024	2023	2022
Income before income taxes and equity in investments of unconsolidated entities	$491.3	$181.5	$130.6
Equity in investments of unconsolidated entities	(17.4)	(7.4)	(3.6)
Income before income taxes	$473.9	$174.1	$127.0
Income tax expense	$104.0	$33.0	$56.5
Effective tax rate	21.9%	19.0%	44.5%

Our effective tax rate in 2024 was 21.9%, an increase of 2.9 percentage points, compared with 19.0% in the prior year. The company's effective tax rate was favorably impacted by the book gain in excess of taxable gain on the sale of its Commodity and Energy Data business and was offset by deferred taxes that we recorded with respect to unremitted foreign earnings. Further, our 2023 effective tax rate was lower primarily due to the recognition of tax benefits related to a retroactive tax election.

Our effective tax rate for the year ended December 31, 2023 was 19.0%, a decrease of 25.5 percentage points, compared with 44.5% in 2022. The decrease is primarily attributable to the recognition of $13.7 million of tax benefits related to a retroactive tax election with respect to our 2021 and 2022 tax periods that was made in 2022 but not approved until 2023. We received confirmation of the approval of the tax election in the second quarter of 2023, which allowed us to recognize the tax benefits in that period.

In October 2021, the Organization for Economic Co-operation and Development (OECD) agreed to a two-pillar approach to global taxation focusing on global profit allocation (Pillar One) and a global minimum tax rate (Pillar Two). In December 2022, the EU member states agreed to implement the OECD’s global corporate minimum tax rate of 15% under Pillar Two to be effective in January 2024. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. This legislation represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. The Pillar Two minimum tax is treated as a period cost beginning in 2024 and did not have a material impact on our 2024 effective tax rate. We continue to monitor developments and administrative guidance in addition to evaluating the potential impact on our consolidated financial statements for future periods.

The amount of accumulated undistributed earnings of our foreign subsidiaries was $304.0 million as of December 31, 2024. We generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. During the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. We anticipate a one-time repatriation of these earnings back the US via distribution later in 2025. We have recorded a deferred tax liability of $7.1 million that reflects the income tax effects of the repatriation of these earnings, mostly due to non-US withholding taxes, that would be due at the time of remittance. We have not recorded deferred income taxes on the remaining balance of accumulated undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently reinvested, and we do not anticipate dividends in the foreseeable future.

The following table reconciles our income tax expense at the US federal income tax rate to income tax expense as recorded:

	2024		2023		2022
(in millions, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense at US federal rate	$99.5	21.0%	$36.6	21.0%	$26.7	21.0%
State income taxes, net of federal income tax benefit	18.4	3.9%	7.3	4.2%	6.4	5.0%
Stock-based compensation activity	(2.3)	(0.5)%	1.6	0.9%	(1.5)	(1.2)%
Equity in net income (loss) of unconsolidated subsidiaries (including holding gains upon acquisition)	3.4	0.7%	1.1	0.6%	1.0	0.8%
Gain on Sale of Business	(9.7)	(2.0)%	—	—%	—	—%
Acquisition earn-out	—	—%	—	—%	1.8	1.4%
Net change in valuation allowance related to deferred tax assets, including net operating losses	0.5	0.1%	(3.2)	(1.8)%	7.7	6.1%
Difference between US federal statutory and foreign tax rates and other impacts of foreign operations	0.4	0.1%	1.7	1.0%	(1.9)	(1.5)%
Change in unrecognized tax benefits	2.9	0.6%	(9.8)	(5.6)%	14.1	11.1%
Credits and incentives	(5.9)	(1.2)%	(4.1)	(2.4)%	(3.8)	(3.0)%
Foreign tax provisions (GILTI, FDII, and BEAT)(1)	(16.1)	(3.4)%	(0.2)	(0.1)%	(4.6)	(3.6)%
Change in deferred taxes with respect to unremitted foreign earnings	6.8	1.4%	—	—%	—	—%
Non-deductible expenses and other, net	6.1	1.2%	2.0	1.2%	10.6	8.4%
Total income tax expense	$104.0	21.9%	$33.0	19.0%	$56.5	44.5%
___________________________________________________________________________________________
(1) The Tax Reform Act established the Global Intangible Low-Tax Income (GILTI) provision, which taxes US allocated expenses and certain income from foreign operations; the Foreign-Derived Intangible Income (FDII) provision, which allows a deduction against certain types of US taxable income resulting in a lower effective US tax rate on such income; and the Base Erosion Anti-Abuse Tax (BEAT), which is a minimum tax based on cross-border service payments by US entities.

The following table shows the components of our income tax expense:

	Year ended December 31,
(in millions)	2024	2023	2022
Current tax expense:
US
Federal	$74.3	$27.7	$49.1
State	30.0	13.4	14.9
Non-US	34.3	24.3	30.1
Current tax expense	138.6	65.4	94.1
Deferred tax expense (benefit):
US
Federal	(17.6)	(15.6)	(20.8)
State	(6.5)	(4.2)	(6.8)
Non-US	(10.5)	(12.6)	(10.0)
Deferred tax expense, net	(34.6)	(32.4)	(37.6)
Income tax expense	$104.0	$33.0	$56.5

The following table provides our income before income taxes and equity in investments of unconsolidated entities, generated by our US and non-US operations:

	Year ended December 31,
(in millions)	2024	2023	2022
US	$400.8	$101.4	$82.4
Non-US	90.5	80.1	48.2
Income before income taxes and equity in investments of unconsolidated entities	$491.3	$181.5	$130.6

Deferred Tax Assets and Liabilities

We recognize deferred income taxes for the temporary differences between the carrying amount of assets and liabilities for financial statement purposes and their tax basis. The tax effects of the temporary differences that give rise to the deferred income tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2024	2023
Deferred tax assets:
Stock-based compensation	$7.8	$7.1
Accrued liabilities	33.5	27.5
Deferred revenue	6.7	8.5
Net operating loss carryforwards - Non-US	18.9	18.1
Capitalized expenses	102.7	69.2
Allowance for doubtful accounts	2.4	1.8
Lease liabilities	35.9	35.0
Capital loss and other carryforwards	12.9	16.7
Other	—	0.1
Total deferred tax assets	220.8	184.0

Deferred tax liabilities:
Acquired intangible assets	(68.5)	(73.2)
Property, equipment, and capitalized software	(39.6)	(39.2)
Lease right-of-use assets	(31.4)	(30.2)
Unrealized exchange gains, net	(1.7)	(1.0)
Prepaid expenses	(19.3)	(19.2)
Investments in unconsolidated entities	(11.4)	(14.6)
Withholding tax - foreign dividends	(7.1)	(1.3)
Total deferred tax liabilities	(179.0)	(178.7)
Net deferred tax asset before valuation allowance	41.8	5.3
Valuation allowance	(26.2)	(26.3)
Deferred tax asset (liability)	$15.6	$(21.0)

The net decrease in our valuation allowance, from $26.3 million at December 31, 2023 to $26.2 million at December 31, 2024, is primarily attributable to current year movements in net operating losses, capital losses and foreign tax credit carryforwards for which amounts are able to realized or for which full realization is uncertain. Included in the valuation allowance of $26.2 million are $9.7 million of foreign tax credits that will expire in 2031 through 2034. In assessing the need for a valuation allowance, many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The deferred tax assets and liabilities are presented in our Consolidated Balance Sheets as follows:

	As of December 31,
(in millions)	2024	2023
Deferred tax asset, net	$43.2	$14.6
Deferred tax liability, net	(27.6)	(35.6)
Deferred tax asset (liability), net	$15.6	$(21.0)

The following table summarizes our NOL carryforwards for our non-US operations:

	As of December 31,
(in millions)	2024	2023
Non-US NOLs subject to expiration dates from 2027 through 2044	$22.8	$17.8
Non-US NOLs with no expiration date	51.9	54.1
Total	$74.7	$71.9

Non-US NOLs not subject to valuation allowances	$15.3	$12.3

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance against approximately $59.4 million of the non-US NOLs, reflecting the likelihood that the benefit of these NOLs will not be realized.

Unrecognized Tax Benefits

We conduct business globally and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US Federal tax returns and most state tax returns include the years 2020 to the present.

We are currently under audit by state and local tax authorities in the US as well as tax authorities in certain non-US jurisdictions. It is likely that the examination phase of some of these state, local, and non-US audits will conclude in 2025. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

As of December 31, 2024, our Consolidated Balance Sheet included a current liability of $0.1 million and a non-current liability of $11.7 million for unrecognized tax benefits. As of December 31, 2023, our Consolidated Balance Sheet included a current liability of $6.2 million and a non-current liability of $8.3 million for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

The table below reconciles the beginning and ending amount of the gross unrecognized tax benefits as follows:

(in millions)	2024	2023
Gross unrecognized tax benefits - beginning of the year	$13.0	$26.5
Increases as a result of tax positions taken during a prior-year period	0.9	0.6
Decreases as a result of tax positions taken during a prior-year period	(0.1)	(14.3)
Increases as a result of tax positions taken during the current period	2.1	1.9
Decreases relating to settlements with tax authorities	(4.7)	(0.4)
Decreases as a result of lapse of the applicable statute of limitations	(0.1)	(1.3)
Gross unrecognized tax benefits - end of the year	$11.1	$13.0

In 2024, we recorded a net increase of $2.9 million of gross unrecognized tax benefits before settlements and lapses of statutes of limitations, of which $2.9 million increased our income tax expense by $2.9 million.

In addition, we reduced our gross unrecognized tax benefits by $4.8 million for settlements and lapses of statutes of limitations, of which $0.7 million decreased our income tax expense by $0.7 million.

As of December 31, 2024, we had $11.1 million of gross unrecognized tax benefits, which if recognized, would decrease our income tax expense by $10.9 million and reduce our effective income tax rate.

We record interest and penalties related to uncertain tax positions as part of our income tax expense. The following table summarizes our gross liability for interest and penalties:

	As of December 31,
(in millions)	2024	2023
Liabilities for interest and penalties	$1.3	$2.3

We recorded the increase in the liabilities for penalties and interest, net of any tax benefits, to income tax expense in our Consolidated Statements of Income in 2024.

17. Contingencies

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

Ratings and Regulatory Matters
Our ratings and related research activities, including credit ratings, ESG risk ratings, managed investment, and equity ratings, are or may in the future become subject to regulation or increased scrutiny from executive, legislative, regulatory, and private parties. As a result, those activities may be subject to governmental, regulatory, and legislative investigations, regulatory examinations in the ordinary course of business, subpoenas, and other forms of legal process, which may lead to claims and litigation that are based on these ratings and related research activities. Our regulated businesses are generally subject to periodic reviews, inspections, examinations, and investigations by regulators in the jurisdictions in which they operate, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

Other Matters
We are involved from time to time in commercial disputes and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular dispute or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

18. Share Repurchase Program

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

For the year ended December 31, 2024, we repurchased a total of 33,300 shares for $11.6 million. As of December 31, 2024, we have repurchased a total of 41,784 shares for $13.0 million under this authorization, leaving $487.0 million available for future repurchases.

19. Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (ASU No. 2020-04), which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications resulting from reference rate reform initiatives. The intention of the standard is to ease the potential accounting and financial reporting burden associated with transitioning away from the expiring London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative benchmark rates. The amendments in this update are applicable to contract modifications that replace a reference LIBOR rate beginning on March 12, 2020 through December 31, 2022. On May 6, 2022, we terminated our 2019 Credit Agreement and entered into the 2022 Credit Agreement in connection with the acquisition of LCD. As we entered into the 2022 Credit Agreement for reasons unrelated to reference rate reform, ASU No. 2020-04 is not applicable. See Note 3 for additional information on our 2022 Credit Agreement and Note 9 for additional information on our acquisition of LCD.

Business Combinations: In October 2021, the FASB issued ASU No. 2021-08: Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) (ASU No. 2021-08), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with FASB ASC 606, Revenue from Contracts with Customers. The new standard was effective for us on January 1, 2023. We elected to early adopt ASU No. 2021-08 during 2022 and the adoption did not have a material effect on our consolidated financial statements, related disclosures, and results of operations.

Segment reporting: In November 2023, the FASB issued ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280) (ASU No. 2023-07), which requires improved reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The new standard was effective for our fiscal year beginning on January 1, 2024, and interim periods beginning on January 1, 2025. We applied the new guidance retrospectively to all prior periods presented in the financial statements. The standard did not impact our consolidated operating results, financial condition, or cash flows. See Note 6 for our segment disclosures.

Recently issued accounting pronouncements not yet adopted

Income Taxes: In December 2023, the FASB issued ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. This standard is effective for our fiscal year beginning on January 1, 2025. Entities should apply the guidance prospectively. We are evaluating the effect that ASU No. 2023-09 will have on our consolidated financial statements and related disclosures.

Income Statement: In November 2024, the FASB issued ASU No. 2024-03: Disaggregation of Income Statement Expenses (DISE) (ASU No. 2024-03), which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for our fiscal year beginning on January 1, 2027 and interim periods beginning on January 1, 2028. Early adoption is permitted. Entities should apply the guidance prospectively although retrospective application is permitted. We have not made a decision on early adoption and are evaluating the effect that ASU No. 2024-03 will have on our disclosures.

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

We completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Management, including our chief executive officer and chief financial officer, participated in and supervised this evaluation. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act meets the requirements listed above.

Our chief executive officer and chief financial officer have concluded that the consolidated financial statements in this Annual Report on Form 10-K (this Report) fairly present, in all material respects, the company’s financial position and results of operations and cash flows as of and for the periods presented, in conformity with US generally accepted accounting principles.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act).

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and under the oversight of our board of directors, of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

KPMG LLP, the company’s independent registered public accounting firm, who audited our consolidated financial statements included in this Report, issued its report on the effectiveness of our internal controls over financial reporting, which is included in Part II, Item 8 of this report under the caption “Financial Statements and Supplementary Data”.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, the company’s executive officers and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities as noted below:

Name and Title	Date of Adoption of Trading Plan (2)	Scheduled Expiration Date of Trading Plan (1)	Aggregate Number of Securities to Be Purchased or Sold
Joe Mansueto Executive Chairman	11/15/2024	4/30/2026	Sale of up to 400,000 shares of common stock
Michael Holt Chief Financial Officer	12/18/2024	12/31/2025	Sale of up to 648 shares of common stock
________________________________________
(1) The trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(2) Each plan listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Other 10b5-1 Plan Information

The following table, which we are providing on a voluntary basis, shows the Rule 10b5-1 sales plans entered into by our directors and officers (as defined in Section 16 of the Exchange Act) that were in effect as of December 31, 2024:

Name and Position	Date of Plan	Plan Termination Date	Plan Duration	Number of Shares to be Sold under the Plan	Timing of Sales under the Plan	Number of Shares Sold under the Plan through December 31, 2024	Projected Beneficial Ownership (1)
Joe Mansueto Executive Chairman	11/17/2023	4/30/2025	05/01/2024 to 04/30/2025	500,000	Shares to be sold under the plan if the stock reaches specified prices	125,000	15,237,534
Steven Kaplan Director	8/3/2023	11/11/2024	03/11/2024 to 11/11/2024	5,000	Shares to be sold under the plan at market price	5,000	39,871
William Lyons Director	3/5/2024	11/30/2024	6/04/2024 to 11/30/2024	4,500	Shares to be sold under the plan if the stock reaches specified prices	4,500	11,395
Michael Holt Chief Financial Officer	12/18/2024	12/31/2025	03/19/2025 to 12/31/2025	Up to 648	Shares to be sold under the plan if the stock reaches specified prices	—	4,096

During the year ended December 31, 2024, the previously disclosed Rule 10b5-1 plan dated February 28, 2023 for Joe Mansueto and the Rule 10b5-1 plan dated March 15, 2024 for Jason Dubinsky, terminated in accordance with their respective terms.
_______________________________
(1) This column reflects an estimate of the number of shares each identified director and executive officer will beneficially own following the sale of all shares under the Rule 10b5-1 sales plan. This information reflects the beneficial ownership of our common stock on December 31, 2024 and includes restricted stock units that will vest by March 1, 2025. The estimates do not reflect any changes to beneficial ownership that may have occurred since December 31, 2024. Each director and executive officer identified in the table may amend or terminate his or her Rule 10b5-1 sales plan and may adopt additional Rule 10b5-1 plans in the future.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings Board of Directors and Corporate Governance—Director Independence, —Board Committees and Charters, and —Delinquent Section 16(a) Reports in the company's Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the registrant's fiscal year ended December 31, 2024, (the Proxy Statement) and the information contained under the heading Executive Officers in Part I of this Report is incorporated herein by reference in response to this item.

We have adopted an insider trading policy, which is posted in the Investor Relations area of our corporate website at https://shareholders.morningstar.com in the Governance section, governing the purchase, sale and other dispositions of our securities that applies to the board of directors, employees (including executive officers and temporary workers) and consultants and contractors of Morningstar and its subsidiaries and their immediate family members. We believe the that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. From time to time, the company engages in transactions in its own securities. It is the company’s policy to comply with all applicable federal and state securities laws when engaging in transactions in its own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Report.

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
Financial Statements:
Consolidated Statements of Income—Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income—Years ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheets—December 31, 2024 and 2023
Consolidated Statements of Equity—Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows—Years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The report of KPMG LLP dated February 28, 2025 concerning the Financial Statement Schedule II, Morningstar, Inc., and subsidiaries Valuation and Qualifying Accounts, is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

(in millions)	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) Including Currency Translations	Balance at End of Year
Allowance for doubtful accounts:
2024	$5.6	$8.1	$(6.6)	$7.1
2023	6.6	5.3	(6.3)	5.6
2022	$4.5	$3.8	$(1.7)	$6.6

 3. Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated May 28, 2019, by and among Morningstar, Alpine Merger Co., Ratings Acquisition Corp and Shareholder Representative Services LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K that we filed with the SEC on June 3, 2019.
2.2	Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of April 3, 2022, is incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
2.3	Amendment to the Asset Purchase Agreement, by and between S&P Global Inc. and Morningstar, Inc., dated as of June 1, 2022, is incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209 (the Registration Statement).
3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.
4.1	Specimen Common Stock Certificate is incorporated by reference to Exhibit 4.1 to the Registration Statement.
4.2	Description of Morningstar's Securities is incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2019.
10.1*	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.1 to the Registration Statement.
10.2*	Morningstar Incentive Plan, as amended and restated effective January 1, 2014, is incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2013.
10.3*	Morningstar 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 18, 2011.
10.4*	Morningstar Amended and Restated 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on May 20, 2021.
10.5*	Form of Morningstar 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.6*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.7*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement, for awards made on and after May 15, 2019 and prior to May 15, 2020, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
10.8*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2020 and prior to May 15, 2021, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
10.9*	Form of Morningstar 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement for awards made on and after May 15, 2020 and prior to May 15, 2021 is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
10.10*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.11*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Director Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.12*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.13*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Performance Kicker Award Agreement, for awards made on and after May 15, 2021 and prior to May 15, 2022, is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
10.14*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan CEO Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2021, is incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.15*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.16*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit with Revenue Kicker Award Agreement, for awards made on and after May 15, 2022, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.17*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Bonus Restricted Stock Unit Agreement, for awards made on or after March 1, 2023, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
10.18*	Form of Morningstar Amended and Restated 2011Stock Incentive Plan Stretch Performance Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30. 2024.
10.19*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Market Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.20*	Form of Morningstar Amended and Restated 2011 Stock Incentive Plan Restricted Stock Unit Award Agreement, for awards on or after May 15, 2024, is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.21*	Morningstar, Inc. ELT Policy on Recoupment of Compensation, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.22*	Separation Agreement and General Release dated as of December 3, 2024, between Morningstar, Inc. and Jason Dubinsky, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on December 6, 2024.
10.23*	Contract Services Agreement dated as of December 3, 2024, between Morningstar, Inc. and Jason Dubinsky, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K that we filed with the SEC on December 6, 2024.
10.24*	Offer Letter between Morningstar, Inc. and Michael Holt dated December 6, 2024, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on December 10, 2024.
10.25	Credit Agreement dated as of May 6, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., and Bank of America, N.A., is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
10.26	Amendment No. 1 to the Credit Agreement dated as of September 13, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
10.27	Amendment No. 2 to the Credit Agreement dated as of September 30, 2022, among Morningstar, Inc., certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
10.28	Amendment No.3 to the Credit Agreement dated as of June 27, 2024, among Morningstar, Inc. and certain subsidiaries of Morningstar, Inc., Bank of America, N.A. and the other lenders party thereto, is incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
10.29
Note Purchase Agreement, dated as of October 26, 2020, among Morningstar and each of the purchasers signatory thereto, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 26, 2020.

19.1†	Morningstar, Inc. Insider Trading Policy, as amended and in effect on January 1, 2025
21.1†	Subsidiaries of Morningstar.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Morningstar, Inc. Incentive Compensation Recoupment Policy is incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023.

101†	The following financial information from Morningstar's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Equity, (vi) Consolidated Statements of Cash Flows and (vii) the Notes to Consolidated Financial Statements
104†	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

* Management contract with a director or executive officer or a compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Filed or furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2025.

MORNINGSTAR, INC.

By:	/s/ Kunal Kapoor
Kunal Kapoor
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kunal Kapoor	Chief Executive Officer	February 28, 2025
Kunal Kapoor	(principal executive officer) and Director

/s/ Michael Holt	Chief Financial Officer (principal	February 28, 2025
Michael Holt	financial officer)

/s/ Conan Wiersema	Chief Accounting Officer (principal	February 28, 2025
Conan Wiersema	accounting officer)

/s/ Joe Mansueto	Executive Chairman and Chairman	February 28, 2025
Joe Mansueto	of the Board

/s/ Robin Diamonte	Director	February 28, 2025
Robin Diamonte

/s/ Cheryl Francis	Director	February 28, 2025
Cheryl Francis

/s/ Stephen Joynt	Director	February 28, 2025
Stephen Joynt

/s/ Steven Kaplan	Director	February 28, 2025
Steven Kaplan

/s/ Gail Landis	Director	February 28, 2025
Gail Landis

/s/ Bill Lyons	Director	February 28, 2025
Bill Lyons

/s/ Doniel Sutton	Director	February 28, 2025
Doniel Sutton

/s/ Caroline Tsay	Director	February 28, 2025
Caroline Tsay