Form 10-Q
period 2025-03-31
Morningstar, Inc.
filed 2025-05-01
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 42,249,193 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended March 31,
(in millions, except per share amounts)	2025	2024
Revenue	$581.9	$542.8

Operating expense:
Cost of revenue	231.4	218.1
Sales and marketing	112.6	104.6
General and administrative	76.5	80.3
Depreciation and amortization	47.3	47.2
Total operating expense	467.8	450.2

Operating income	114.1	92.6

Non-operating expense, net:
Interest expense, net	(5.4)	(11.5)
Net realized gains on sale of investments, reclassified from other comprehensive income	0.3	2.6
Other income (expense), net	(0.5)	3.3
Non-operating expense, net	(5.6)	(5.6)

Income before income taxes and equity in investments of unconsolidated entities	108.5	87.0

Equity in investments of unconsolidated entities	(2.6)	(1.5)

Income tax expense	27.4	21.3

Consolidated net income	$78.5	$64.2

Net income per share:
Basic	$1.83	$1.50
Diluted	$1.82	$1.49

Dividends per common share:
Dividends declared per common share	$0.46	$0.41
Dividends paid per common share	$0.46	$0.41

Weighted average shares outstanding:
Basic	42.8	42.7
Diluted	43.1	43.0

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions)	2025	2024
Consolidated net income	$78.5	$64.2

Other comprehensive income (loss), net
Foreign currency translation adjustment	17.0	(10.6)
Unrealized gains on securities:
Unrealized holding gains arising during period	0.2	1.9
Reclassification of net realized gains on investments included in net income	(0.2)	(1.9)
Other comprehensive income (loss), net	17.0	(10.6)

Comprehensive income	$95.5	$53.6

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of March 31, 2025 (unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$511.5	$502.7
Investments	47.7	48.3
Accounts receivable, less allowance for credit losses of $8.5 million and $7.1 million, respectively	342.1	358.1
Income tax receivable	9.4	12.4
Deferred commissions	37.2	39.2
Prepaid expenses	53.5	42.1
Other current assets	10.9	11.3
Total current assets	1,012.3	1,014.1
Goodwill	1,601.1	1,562.0
Intangible assets, net	420.4	408.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $821.5 million and $790.4 million, respectively	221.6	218.9
Operating lease assets	172.1	181.2
Investments in unconsolidated entities	76.2	85.3
Deferred tax assets	45.9	43.2
Deferred commissions	27.6	26.6
Other assets	9.1	8.8
Total assets	$3,586.3	$3,548.9

Liabilities and equity
Current liabilities:
Deferred revenue	$595.3	$540.8
Accrued compensation	132.6	272.2
Accounts payable and accrued liabilities	92.6	87.3
Operating lease liabilities	37.7	35.1
Income tax payable	46.7	30.5
Other current liabilities	7.4	1.4
Total current liabilities	912.3	967.3
Operating lease liabilities	161.7	170.3
Accrued compensation	22.6	21.0
Deferred tax liabilities	29.8	27.6
Long-term debt	803.7	698.6
Deferred revenue	21.7	22.4
Income tax payable	12.5	11.7
Other long-term liabilities	12.8	11.4
Total liabilities	$1,977.1	$1,930.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 42,501,250 and 42,869,380 shares were outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—

Treasury stock at cost, 12,378,739 and 12,010,630 shares as of March 31, 2025 and December 31, 2024, respectively	(1,104.6)	(993.9)
Additional paid-in capital	847.8	822.7
Retained earnings	1,968.4	1,909.2
Accumulated other comprehensive loss:
Currency translation adjustment	(102.3)	(119.3)
Unrealized loss on available-for-sale investments	(0.1)	(0.1)
Total accumulated other comprehensive loss	(102.4)	(119.4)
Total equity	1,609.2	1,618.6
Total liabilities and equity	$3,586.3	$3,548.9

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three months ended March 31, 2025 and 2024

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6
Net income		—	—	—	78.5	—	78.5
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	0.2	0.2
Reclassification of realized gains on investments included in net income, net of tax		—	—	—	—	(0.2)	(0.2)
Foreign currency translation adjustment, net		—	—	—	—	17.0	17.0
Other comprehensive income, net		—	—	—	—	17.0	17.0
Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	69	—	—	—	—	—	—
Reclassification of awards previously liability-classified that were converted to equity		—	—	16.0	—	—	16.0
Stock-based compensation		—	—	9.1	—	—	9.1
Common shares repurchased	(368,199)	—	(110.7)	—	—	—	(110.7)
Dividends declared ($0.46 per share)		—	—	—	(19.3)	—	(19.3)
Balance as of March 31, 2025	42,501,250	$—	$(1,104.6)	$847.8	$1,968.4	$(102.4)	$1,609.2

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2023	42,728,182	$—	$(985.5)	$789.0	$1,610.8	$(86.5)	$1,327.8
Net income		—	—	—	64.2	—	64.2
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of tax		—	—	—	—	1.9	1.9
Reclassification of realized gains on investments included in net income, net of tax		—	—	—	—	(1.9)	(1.9)
Foreign currency translation adjustment, net		—	—	—	—	(10.6)	(10.6)
Other comprehensive loss, net		—	—	—	—	(10.6)	(10.6)
Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	17,388	—	—	(3.2)	—	—	(3.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	10.8	—	—	10.8
Stock-based compensation		—	—	11.4	—	—	11.4
Dividends declared ($0.41 per share)		—	—	—	(17.3)	—	(17.3)
Balance as of March 31, 2024	42,745,570	$—	$(985.5)	$808.0	$1,657.7	$(97.1)	$1,383.1

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
(in millions)	2025	2024
Operating activities
Consolidated net income	$78.5	$64.2
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	47.3	47.2
Deferred income taxes	(6.9)	(7.5)
Stock-based compensation expense	9.1	11.4
Provision for bad debt	2.5	1.4
Equity in investments of unconsolidated entities	2.6	1.5
Other, net	(1.1)	(11.0)
Changes in operating assets and liabilities:
Accounts receivable	17.3	13.7
Accounts payable and accrued liabilities	0.2	(4.3)
Accrued compensation and deferred commissions	(120.5)	(79.2)
Income taxes, current	20.1	16.3
Deferred revenue	47.9	50.0
Other assets and liabilities	(6.0)	(10.1)
Cash provided by operating activities	91.0	93.6

Investing activities
Purchases of investment securities	(3.3)	(7.2)
Proceeds from maturities and sales of investment securities	4.5	17.4
Capital expenditures	(32.2)	(34.1)
Acquisitions, net of cash acquired	(38.5)	—
Purchases of investments in unconsolidated entities	(1.2)	(2.8)
Cash used for investing activities	(70.7)	(26.7)

Financing activities
Common shares repurchased	(109.6)	—
Dividends paid	(19.5)	(17.3)
Proceeds from revolving credit facility	145.0	90.0
Repayment of revolving credit facility	(40.0)	(105.0)
Repayment of term facility	—	(8.1)
Employee taxes withheld for stock awards	—	(3.2)
Other, net	—	0.1
Cash used for financing activities	(24.1)	(43.5)

Effect of exchange rate changes on cash and cash equivalents	12.6	(7.6)
Net increase in cash and cash equivalents	8.8	15.8
Cash and cash equivalents—beginning of period	502.7	337.9
Cash and cash equivalents—end of period	$511.5	$353.7

Supplemental disclosure of cash flow information
Cash paid for income taxes	$14.2	$12.5
Cash paid for interest	$6.4	$11.5

See notes to unaudited consolidated financial statements.

MORNINGSTAR, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited consolidated financial statements of Morningstar, Inc. and subsidiaries (Morningstar, we, our, the company) have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. In the opinion of management, the statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, equity, and cash flows. These financial statements and notes are unaudited and should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (our Annual Report).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes: In December 2023, the FASB issued ASU No 2023-09: Improvements to Income Tax Disclosures (Topic 740) (ASU No. 2023-09), which requires additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The standard applies on a prospective basis to annual financial statements for periods beginning after December 15, 2024. However, early adoption and retrospective application in all prior periods presented is permitted. We are evaluating the effect that ASU No. 2023-09 will have on our income tax disclosures.

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

3. Credit Arrangements

Debt

The following table summarizes our debt as of March 31, 2025 and December 31, 2024:

(in millions)	As of March 31, 2025	As of December 31, 2024
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.2 million and $0.2 million, respectively	$349.8	$349.8
Amended 2022 Revolving Credit Facility	105.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $1.1 million and $1.2 million, respectively	348.9	348.8
Total debt	$803.7	$698.6

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of March 31, 2025, our total outstanding debt under the Amended 2022 Credit Agreement was $454.8 million, net of debt issuance costs, with borrowing availability of $545.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of March 31, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.9 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2025.

4. Acquisitions, Goodwill, and Other Intangible Assets

2025 Acquisitions

Dealview Technologies Limited (DealX)

On March 1, 2025, we completed our acquisition of the remaining 65% equity interest in DealX, a provider of standardized US commercial mortgage-backed security (CMBS) and global collateralized loan obligation (CLO) data. We began consolidating the financial results of DealX in our consolidated financial statements as of March 1, 2025. DealX is included in the Morningstar Credit segment.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to FASB ASC 805, Business Combinations (FASB ASC 805), which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. As of March 31, 2025, we completed our initial determination of the fair values of the acquired identifiable assets and liabilities based on the financial data available. Based on the timing of the close of this transaction, certain valuation calculations are considered preliminary due to information that may subsequently become available, and values assigned to various assets and liabilities could change.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $9.7 million of goodwill, which is not deductible for income tax purposes, and $13.1 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$0.6	10
Technology-based assets	12.5	5
Total intangible assets	$13.1

Lumonic Inc. (Lumonic)

On March 3, 2025, we acquired Lumonic, a private credit portfolio monitoring and management platform. We began consolidating the financial results of Lumonic in our consolidated financial statements as of March 3, 2025. Lumonic is included in the PitchBook segment.

The acquisition was accounted for as a business combination under the acquisition method of accounting pursuant to FASB ASC 805, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. As of March 31, 2025, we completed our initial determination of the fair values of the acquired identifiable assets and liabilities based on the financial data available. Based on the timing of the close of this transaction, certain valuation calculations are considered preliminary due to information that may subsequently become available, and values assigned to various assets and liabilities could change.

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The preliminary allocation of the estimated fair values of the assets acquired and liabilities assumed includes $22.4 million of goodwill, which is not deductible for income tax purposes, and $10.6 million of acquired intangible assets, as follows:

	(in millions)	Weighted average useful life (years)
Customer-related assets	$1.4	15
Technology-based assets	9.1	8
Intellectual property	0.1	3
Total intangible assets	$10.6

Goodwill

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Direct Platform, PitchBook, Morningstar Credit, Morningstar Wealth, and Morningstar Retirement. Beginning with the first quarter of 2025 reporting, the company changed the name of the Morningstar Data and Analytics reportable segment to the Morningstar Direct Platform.

The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from December 31, 2024 to March 31, 2025:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2024	$594.0	$607.4	$105.2	$92.7	$93.5	$1,492.8	$69.2	$1,562.0
Acquisition of DealX	—	—	9.7	—	—	9.7	—	9.7
Acquisition of Lumonic	—	22.4	—	—	—	22.4	—	22.4
Foreign currency translation	4.9	—	1.4	0.4	—	6.7	0.3	7.0
Balance as of March 31, 2025	$598.9	$629.8	$116.3	$93.1	$93.5	$1,531.6	$69.5	$1,601.1

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The company did not record any goodwill impairment in the first three months of 2025. Refer to Note 7 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of March 31, 2025				As of December 31, 2024
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$577.7	$(292.5)	$285.2	14	$572.4	$(281.1)	$291.3	14
Technology-based assets	326.1	(211.0)	115.1	8	301.9	(205.5)	96.4	8
Intellectual property & other	89.0	(68.9)	20.1	8	88.6	(67.5)	21.1	8
Total intangible assets	$992.8	$(572.4)	$420.4	12	$962.9	$(554.1)	$408.8	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended March 31,
(in millions)	2025	2024
Amortization expense	$14.4	$17.7

We amortize intangible assets using the straight-line method over their estimated useful lives.

As of March 31, 2025, we expect intangible amortization expense for the remainder of 2025 and subsequent years to be as follows:

(in millions)	As of March 31, 2025
Remainder of 2025 (April 1 through December 31)	$44.7
2026	55.5
2027	48.9
2028	45.0
2029	42.0
Thereafter	184.3
Total	$420.4

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended March 31,
(in millions, except per share amounts)	2025	2024
Basic net income per share:
Consolidated net income	$78.5	$64.2

Weighted average common shares outstanding	42.8	42.7

Basic net income per share	$1.83	$1.50

Diluted net income per share:
Consolidated net income	$78.5	$64.2

Weighted average common shares outstanding	42.8	42.7
Net effect of dilutive stock awards	0.3	0.3
Weighted average common shares outstanding for computing diluted income per share	43.1	43.0

Diluted net income per share	$1.82	$1.49

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

6. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended March 31,
(in millions)	2025	2024
License-based	$418.0	$400.2
Asset-based	85.7	77.0
Transaction-based	78.2	65.6
Consolidated revenue	$581.9	$542.8

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. As of March 31, 2025, the contract liabilities balance increased $53.8 million from December 31, 2024, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $252.9 million of revenue in the three months ended March 31, 2025 that was included in the contract liabilities balance as of December 31, 2024.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2025 and subsequent years as follows:

(in millions)	As of March 31, 2025
Remainder of 2025 (April 1 through December 31)	$933.4
2026	375.1
2027	113.3
2028	32.8
2029	15.1
Thereafter	19.5
Total	$1,489.2

The aggregate amount of revenue we expect to recognize for the remainder of 2025 and subsequent years is higher than our contract liability balance of $617.0 million as of March 31, 2025. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of March 31, 2025. We are applying the optional exemption available under FASB ASC 606 Revenue from Contracts with Customers (FASB ASC 606), as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For certain license-based contracts, variable consideration is received for services performed based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, all the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of March 31, 2025, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under FASB ASC 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from March 31, 2025. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of March 31, 2025	As of December 31, 2024
Accounts receivable, less allowance for credit losses	$342.1	$358.1
Deferred commissions	64.8	65.8
Total contract assets	$406.9	$423.9

7. Segment and Geographical Area Information

Segment Information

Our segments are generally organized around the company's products offerings. The company concluded that it has seven operating segments, which are presented as the following five reportable segments:

•Morningstar Direct Platform
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

Beginning with the first quarter of 2025 reporting, the company changed the name of the Morningstar Data and Analytics reportable segment to Morningstar Direct Platform.

Morningstar Direct Platform provides investors comprehensive data, research and insights, and investment analysis to empower investment decision-making. Morningstar Direct Platform includes product areas such as Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation.

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

Morningstar Wealth provides investment products, platform capabilities, and individual investor tools powered by Morningstar’s independent research and data. We serve financial advisors through model portfolios, separately managed accounts, and technology platforms, and individuals through Morningstar Investor, which offers direct access to Morningstar’s research and insights.

Morningstar Retirement offers products designed to help individuals reach their retirement goals. Its offerings include managed retirement accounts, fiduciary services, Morningstar Lifetime Allocation funds, and custom models.

FASB ASC 280 establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (CODM), in deciding how to allocate resources and assess performance. The company's chief executive officer, who is considered to be its CODM, reviews segment revenue and Segment Adjusted Operating Income presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. For each segment, the CODM uses segment revenue and Segment Adjusted Operating Income in the annual budget and forecasting process. The CODM considers budget-to-actual variance when making decisions about allocating capital and personnel.

We define Segment Adjusted Operating Income as operating income (loss) excluding intangible amortization expense, the impact of merger, acquisition, and divestiture-related activity which, when applicable, may include certain non-recurring expenses such as pre-deal due diligence, transaction costs, contingent consideration, severance, and post-close integration costs (M&A-related expenses), and certain other one-time, non-recurring items which management does not consider when evaluating ongoing performance. Although these adjustments are excluded from segment Adjusted Operating Income, they are included in reported consolidated operating income and are included in the reconciliation to consolidated results. The CODM does not consider these adjustments for the purposes of making decisions to allocate resources among segments or to assess segment performance.

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

The following tables present information about the company’s reportable segments for the three months ended March 31, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended March 31, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$199.2	$161.8	$4.6	$19.1	$0.5	$385.2
Asset-based	—	—	—	36.1	32.4	68.5
Transaction-based	—	1.9	68.4	6.1	—	76.4
Total segment revenue	199.2	163.7	73.0	61.3	32.9	530.1

Less:
Compensation expense(1)	57.7	76.1	38.5	30.2	11.6
Other segment items(2)	54.4	35.3	13.1	31.9	6.7
Adjusted operating income (loss)	$87.1	$52.3	$21.4	$(0.8)	$14.6	$174.6

	Three months ended March 31, 2024
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$196.7	$145.6	$4.2	$20.5	$0.5	$367.5
Asset-based	—	—	—	33.6	27.9	61.5
Transaction-based	—	2.0	56.1	4.9	—	63.0
Total segment revenue	196.7	147.6	60.3	59.0	28.4	492.0

Less:
Compensation expense(1)	53.6	76.1	35.4	32.4	10.5
Other segment items(2)	51.9	31.5	12.6	32.2	3.7
Adjusted operating income (loss)	$91.2	$40.0	$12.3	$(5.6)	$14.2	$152.1
___________________________________________________________________________________________
(1) Compensation expense includes salaries, bonus, commissions, severance, employee benefits, payroll taxes, and stock-based compensation incurred for employees directly associated with each reportable segment. Allocated compensation expense related to corporate and centralized functions is reported within Other segment items.

(2) Other segment items for each reportable segment includes:
Morningstar Direct Platform - allocated expenses, infrastructure costs, and other overhead costs.
PitchBook - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Three months ended March 31,
(in millions)	2025	2024
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$530.1	$492.0
Corporate and All Other (3)	51.8	50.8
Total consolidated revenue	$581.9	$542.8

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$174.6	$152.1
Corporate and All Other (4)	(39.2)	(41.3)
Intangible amortization expense	(14.4)	(17.7)
M&A-related expenses	(6.9)	(0.5)
Operating Income	114.1	92.6
Non-operating expense, net	(5.6)	(5.6)
Equity in investments of unconsolidated entities	(2.6)	(1.5)
Income before income taxes	$105.9	$85.5
___________________________________________________________________________________________
(3) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $28.8 million and $30.8 million for the three months ended March 31, 2025 and 2024, respectively. Revenue from Morningstar Indexes was $23.0 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively.

(4) Corporate and All Other includes unallocated corporate expenses of $41.8 million and $40.9 million during the first quarter of 2025 and 2024, respectively, as well as adjusted operating income/loss from Morningstar Sustainalytics and Morningstar Indexes. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

The following table presents depreciation expense by reportable segment:

	Three months ended March 31,
(in millions)	2025	2024
Morningstar Direct Platform	$10.8	$8.2
PitchBook	7.8	7.4
Morningstar Credit	2.0	1.9
Morningstar Wealth	4.5	4.7
Morningstar Retirement	2.6	2.8
Total Reportable Segments	27.7	25.0
Corporate and All Other (5)	5.1	4.2
Total	$32.8	$29.2
___________________________________________________________________________________________
(5) Corporate and All Other provides a reconciliation between depreciation expense from our Total Reportable Segments and consolidated depreciation expense. Corporate and All Other includes unallocated corporate expenses of depreciation expense related to finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated as well as depreciation expense from Morningstar Sustainalytics and Morningstar Indexes.

Geographical Area Information

The tables below summarize our revenue, long-lived assets, which includes property, equipment, and capitalized software, net, and operating lease assets by geographical area. Revenue is attributed to geographical area based on country in which the sale was contracted.

Revenue by geographical area	Three months ended March 31,
(in millions)	2025	2024
United States	$424.5	$390.9

Asia	11.9	12.7
Australia	15.1	15.0
Canada	33.1	32.6
Continental Europe	50.6	49.7
United Kingdom	43.7	38.9
Other	3.0	3.0
Total International	157.4	151.9

Consolidated revenue	$581.9	$542.8

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of March 31, 2025	As of December 31, 2024
United States	$187.2	$189.5

Asia	9.0	9.6
Australia	1.5	1.6
Canada	12.2	6.6
Continental Europe	5.7	5.3
United Kingdom	5.7	6.1
Other	0.3	0.2
Total International	34.4	29.4

Consolidated property, equipment, and capitalized software, net	$221.6	$218.9

Operating lease assets by geographical area
(in millions)	As of March 31, 2025	As of December 31, 2024
United States	$88.8	$92.9

Asia	42.6	44.2
Australia	2.2	2.4
Canada	7.0	7.7
Continental Europe	18.1	19.1
United Kingdom	13.3	14.7
Other	0.1	0.2
Total International	83.3	88.3

Consolidated operating lease assets	$172.1	$181.2

8. Fair Value Measurements

The tables below show the fair value of items that are measured at fair value using the fair value hierarchy:

	Fair Value as of	Level within the Fair Value Hierarchy as of March 31, 2025
(in millions)	March 31, 2025	Level 1	Level 2	Level 3
Cash equivalents	$46.4	$46.4	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	41.7	41.7	—	—
Marketable debt securities	2.3	2.3	—	—
Investments in unconsolidated entities:
Non-current investment in Wealth Advisors	26.2	26.2	—	—
Total	$116.6	$116.6	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2024
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$43.5	$43.5	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	42.3	42.3	—	—
Marketable debt securities	2.4	2.4	—	—
Investments in unconsolidated entities:
Investment in SmartX Advisory Solutions	24.7	—	—	24.7
Non-current investment in Wealth Advisors	24.9	24.9	—	—
Total	$137.8	$113.1	$—	$24.7

In 2024, our investment in SmartX Advisory Solutions was measured at fair value on a nonrecurring basis due to the identification of an impairment trigger, leading to $12.4 million of impairment losses. The fair value was estimated using an income approach with significant, unobservable inputs, which include the extent and timing of future cash flows, revenue growth rates, and discount rates.

9. Investments in Unconsolidated Entities

As of March 31, 2025 and December 31, 2024, our investment in unconsolidated entities balance totaled $76.2 million and $85.3 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of investments in unconsolidated entities without a readily determinable fair value was $42.0 million and $41.1 million as of March 31, 2025 and December 31, 2024, respectively. We did not record any material adjustments or impairment losses in the first three months of 2025 or 2024.

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

Our operating lease expense for the three months ended March 31, 2025 was $11.0 million, compared with $10.4 million for the three months ended March 31, 2024. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $2.8 million for the three months ended March 31, 2025, compared with $3.2 million for the three months ended March 31, 2024. We made lease payments of $9.4 million during the three months ended March 31, 2025, compared with $10.7 million during the three months ended March 31, 2024.

The following table shows our minimum future lease commitments due in each of the next five years and thereafter for operating leases:

(in millions)	As of March 31, 2025
Remainder of 2025 (April 1 through December 31)	$34.1
2026	44.9
2027	38.6
2028	32.4
2029	21.2
Thereafter	60.4
Total minimum lease commitments	231.6
Adjustment for discount to present value	32.2
Present value of lease liabilities	$199.4

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of March 31, 2025
Weighted-average remaining lease term (in years)	6.1

Weighted-average discount rate	4.5%

11. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of equity-based awards, including stock options, RSUs, MSUs, PSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended March 31,
(in millions)	2025	2024
Cost of revenue	$3.5	$4.6
Sales and marketing	1.9	1.9
General and administrative	3.7	4.9
Total stock-based compensation expense	$9.1	$11.4

As of March 31, 2025, the total unrecognized stock-based compensation cost related to outstanding RSUs, MSUs, and PSUs expected to vest was $76.5 million, which we expect to recognize over a weighted average period of 24 months.

12. Income Taxes

The following table shows our effective tax rate for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
(in millions)	2025	2024
Income before income taxes and equity in investments of unconsolidated entities	$108.5	$87.0
Equity in investments of unconsolidated entities	(2.6)	(1.5)
Income before income taxes	$105.9	$85.5
Income tax expense	$27.4	$21.3
Effective tax rate	25.9%	24.9%

Our effective tax rate in the first three months of 2025 was 25.9%, an increase of 1.0 percentage point compared with the same period in the prior year.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly different than the model rules and on different timelines. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. In addition, in January 2025, the US issued an executive order announcing opposition to aspects of these rules. Legislation associated with the proposal represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. Pillar Two did not have a material impact to our consolidated financial statements as of March 31, 2025. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of March 31, 2025 and December 31, 2024, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of March 31, 2025	As of December 31, 2024
Gross unrecognized tax benefits	$11.8	$11.1
Gross unrecognized tax benefits that would affect income tax expense	$11.8	$11.1
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$11.5	$10.9

Our Unaudited Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of March 31, 2025	As of December 31, 2024
Current liability	$0.1	$0.1
Non-current liability	12.5	11.7
Total liability for unrecognized tax benefits	$12.6	$11.8

We conduct business globally, and, as a result, we file income tax returns in US federal, state, local, and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world. The open tax years for our US Federal tax returns and most state tax returns include the years 2020 to the present.

We are currently under audit by state and local tax authorities in the US as well as tax authorities in certain non-US jurisdictions. It is likely that the examination phase of some of these state, local, and non-US audits will conclude in 2025. It is not possible to estimate the effect of current audits on previously recorded unrecognized tax benefits.

Approximately 79% of our cash, cash equivalents, and investments balance as of March 31, 2025, was held by our operations outside of the US. With the exception of $142.0 million in earnings of certain of our foreign subsidiaries that we disclosed in the fourth quarter of 2024, we generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. We anticipate a one-time repatriation of these earnings back to the US via distribution later in 2025. We have recorded a deferred tax liability of $7.1 million that reflects the income tax effects of the repatriation of these earnings, mostly due to non-US withholding taxes, that would be due at the time of remittance. We have not recorded deferred income taxes on the remaining balance of accumulated undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently reinvested, and we do not anticipate dividends in the foreseeable future.

Certain of our non-US operations have incurred net operating losses (NOLs), which may become deductible to the extent these operations become profitable. For each of our operations, we evaluate whether it is more likely than not that the tax benefits related to NOLs will be realized. As part of this evaluation, we consider evidence such as tax planning strategies, historical operating results, forecasted taxable income, and recent financial performance. In the year that certain non-US operations record a loss, we do not recognize a corresponding tax benefit, which increases our effective tax rate. Upon determining that it is more likely than not that the NOLs will be realized, we reduce the tax valuation allowances related to these NOLs, which results in a reduction to our income tax expense and our effective tax rate in that period.

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

Ratings and Regulatory Matters

Our ratings and related research activities, including credit ratings, environmental, social, and governance ratings, managed investment, and equity ratings, are or may in the future become subject to regulation or increased scrutiny from executive, legislative, regulatory, and private parties. As a result, those activities may be subject to governmental, regulatory, and legislative investigations, regulatory examinations in the ordinary course of business, subpoenas, and other forms of legal process, which may lead to claims and litigation that are based on these ratings and related research activities. Our regulated businesses are generally subject to periodic reviews, inspections, examinations, and investigations by regulators in the jurisdictions in which they operate, any of which may result in claims, legal proceedings, assessments, fines, penalties, disgorgement, or restrictions on business activities. While it is difficult to predict the outcome of any particular investigation or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

Other Matters

We are involved from time to time in commercial disputes and legal proceedings that arise in the normal course of our business. While it is difficult to predict the outcome of any particular dispute or proceeding, we do not believe the result of any of these matters will have a material adverse effect on our business, operating results, or financial position.

14. Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the Share Repurchase Program). This authorization replaced the then-existing share repurchase program and expires on December 31, 2025. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended March 31, 2025, we repurchased a total of 368,199 shares for $109.6 million. As of March 31, 2025, we have repurchased a total of 409,983 shares for $122.6 million under the Share Repurchase Program, leaving $377.4 million available for future repurchases.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “aim,” “committed,” “consider,” “estimate,” “future,” “goal,” “is designed to,” “maintain,” “may,” “might,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “seek,” “anticipate,” “believe,” “predict,” “prospects,” “continue,” “strategy,” “strive,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•failing to maintain and protect our brand, independence, and reputation;
•failure to prevent and/or mitigate cybersecurity events and the failure to protect confidential information, including personal information about individuals;
•changing economic conditions, including prolonged volatility, recessions, or downturns affecting the financial sector and global financial markets, and impacts of global trade policies, may negatively impact our financial results, including those of our asset-based businesses;
•compliance failures, regulatory action, or changes in laws applicable to our regulated businesses;
•failing to innovate our product and service offerings or meet or anticipate our clients’ changing needs;
•the impact of AI technologies on our business and reputation, and the legal risks as they are incorporated into our products and tools;
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
•failure of our strategic transactions, acquisitions, divestitures, and investments in companies or technologies to yield expected business or financial benefits, negatively impacting our operating results and our ability to deliver long-term value to shareholders;
•failing to maintain growth across our businesses due to changes in geopolitics and the regulatory landscape;
•liability relating to the information and data we collect, store, use, create, and distribute or the reports that we publish or are produced by our software products;
•the potential adverse effect of our indebtedness (and rising interest rates) on our cash flow and financial and operational flexibility;
•liability, costs, and reputational risks relating to environmental, social, and governance considerations;
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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024 (our Annual Report) as supplemented by this Quarterly Report on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

The company has seven operating segments, which are presented as the following five reportable segments: Morningstar Direct Platform (formerly named Morningstar Data and Analytics), PitchBook, Morningstar Credit, Morningstar Wealth, and Morningstar Retirement. The operating segments of Morningstar Sustainalytics and Morningstar Indexes do not individually meet the quantitative segment reporting thresholds and have been combined and presented as part of Corporate and All Other, which is not a reportable segment. Prior-period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the chief operating decision maker (CODM). For additional information about our segment reporting, refer to Note 7 of the Notes to our Unaudited Consolidated Financial Statements.

In addition to reviewing revenue by our reportable segments, we review revenue by type. We leverage our proprietary data and research to sell products and services across our portfolio that generate revenue in three primary ways:

License-based: Generated mostly by our Morningstar Direct Platform and PitchBook segments, revenue through license agreements on either a per user or enterprise-basis. Our license agreements typically range from one to three years and are accounted for as subscription services available to customers and not as licenses under the accounting guidance.

Asset-based: Generated mostly by our Morningstar Wealth and Morningstar Retirement segments, revenue where basis points and other fees are charged for assets under management or advisement (AUMA). Our asset-based arrangements typically range from one to three years.

Transaction-based: Revenue that is one time in nature and related Morningstar Credit recurring revenue primarily derived from surveillance and research.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Consolidated Results

	Three months ended March 31,
Key Metrics (in millions)	2025	2024	Change
Consolidated revenue	$581.9	$542.8	7.2%
Operating income	114.1	92.6	23.2%
Operating margin	19.6%	17.1%	2.5	pp

Cash provided by operating activities	$91.0	$93.6	(2.8)%
Capital expenditures	(32.2)	(34.1)	(5.6)%
Free cash flow	$58.8	$59.5	(1.2)%

Cash used for investing activities	$(70.7)	$(26.7)	164.8%
Cash used for financing activities	$(24.1)	$(43.5)	(44.6)%
___________________________________________________________________________________________
pp — percentage points
NMF — not meaningful

Supplemental Information

To supplement our consolidated financial statements presented in accordance with US Generally Accepted Accounting Principles (GAAP), we use the following non-GAAP measures:

•"Organic Revenue" is consolidated revenue before (1) acquisitions and divestitures, (2) adoption of new accounting standards or revisions to accounting practices (accounting changes), and (3) the effect of foreign currency translations.
•"Adjusted Operating Income (Loss)" is consolidated operating income (loss) excluding (1) intangible amortization expense, (2) the impact of merger, acquisition, and divestiture-related activity which, when applicable, may include certain non-recurring expenses such as pre-deal due diligence, transaction costs, contingent consideration, severance, and post-close integration costs (M&A-related expenses), and (3) certain other one-time, non-recurring items which management does not consider when evaluating ongoing performance.
•"Adjusted Operating Margin" is operating margin excluding (1) intangible amortization expense, (2) M&A-related expenses, and (3) certain other one-time, non-recurring items which management does not consider when evaluating ongoing performance.
•"Free Cash Flow" is cash provided by or used for operating activities less capital expenditures.

These non-GAAP measures may not be comparable to similarly titled measures reported by other companies and should not be considered an alternative to any measure of performance promulgated under GAAP.

We present organic revenue because we believe it helps investors better compare our period-over-period results, and our management team uses this measure to evaluate the performance of our business. We exclude revenue from acquired businesses from our organic revenue growth calculation for a period of 12 months after we complete the acquisition. For divestitures (including sale of assets), we exclude revenue in the prior-year period for which there is no comparable revenue in the current period.

We present adjusted operating income (loss) and adjusted operating margin because we believe they better reflect period-over-period comparisons and improve overall understanding of the underlying performance of the business absent the impact of intangible amortization expense, M&A-related expenses, and certain other one-time, non-recurring items.

We present free cash flow as a supplemental disclosure to help investors better understand how much cash is available after making capital expenditures. Our management team uses free cash flow as a metric to evaluate the health of our business.

Consolidated Revenue

Revenue by type	Three months ended March 31,
(in millions)	2025	2024	Change
Morningstar Direct Platform
License-based	$199.2	$196.7	1.3%
Asset-based	—	—	—%
Transaction-based	—	—	—%
Morningstar Direct Platform total	$199.2	$196.7	1.3%

PitchBook
License-based	$161.8	$145.6	11.1%
Asset-based	—	—	—%
Transaction-based	1.9	2.0	(5.0)%
PitchBook total	$163.7	$147.6	10.9%

Morningstar Credit
License-based	$4.6	$4.2	9.5%
Asset-based	—	—	—%
Transaction-based	68.4	56.1	21.9%
Morningstar Credit total	$73.0	$60.3	21.1%

Morningstar Wealth
License-based	$19.1	$20.5	(6.8)%
Asset-based	36.1	33.6	7.4%
Transaction-based	6.1	4.9	24.5%
Morningstar Wealth total	$61.3	$59.0	3.9%

Morningstar Retirement
License-based	$0.5	$0.5	—%
Asset-based	32.4	27.9	16.1%
Transaction-based	—	—	—%
Morningstar Retirement total	$32.9	$28.4	15.8%

Corporate and All Other (1)
License-based	$32.8	$32.7	0.3%
Asset-based	17.2	15.5	11.0%
Transaction-based	1.8	2.6	(30.8)%
Corporate and All Other total	$51.8	$50.8	2.0%

License-based	$418.0	$400.2	4.4%
Asset-based	85.7	77.0	11.3%
Transaction-based	78.2	65.6	19.2%
Consolidated revenue	$581.9	$542.8	7.2%
___________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

In the first quarter of 2025, consolidated revenue increased 7.2% to $581.9 million. Foreign currency movements decreased revenue by $4.6 million.

License-based revenue grew 4.4%, or 6.2% on an organic basis, during the first quarter of 2025. Reported and organic revenue growth were primarily driven by strong demand for PitchBook and Morningstar Direct Platform products.

Asset-based revenue increased 11.3%, or 14.5% on an organic basis, during the first quarter of 2025. Reported and organic revenue growth were primarily driven by increases in Morningstar Retirement, Morningstar Wealth, and Morningstar Indexes.

Transaction-based revenue increased 19.2%, or 21.4% on an organic basis, during the first quarter of 2025. Reported and organic revenue growth were primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue increased 9.1% in the first quarter of 2025. PitchBook, Morningstar Credit, and Morningstar Direct Platform were the largest drivers of the increase in organic revenue in the first quarter of 2025.

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2025	2024	Change
Consolidated revenue	$581.9	$542.8	7.2%
Acquisitions	(0.3)	—	NMF
Divestitures	(3.7)	(8.7)	(57.5)%
Accounting changes	—	—	—%
Effect of foreign currency translations	4.6	—	NMF
Organic revenue	$582.5	$534.1	9.1%

Consolidated Revenue by Geographical Area

	Three months ended March 31,
(in millions)	2025	2024	Change
United States	$424.5	$390.9	8.6%

Asia	11.9	12.7	(6.3)%
Australia	15.1	15.0	0.7%
Canada	33.1	32.6	1.5%
Continental Europe	50.6	49.7	1.8%
United Kingdom	43.7	38.9	12.3%
Other	3.0	3.0	—%
Total International	157.4	151.9	3.6%

Consolidated revenue	$581.9	$542.8	7.2%

International revenue comprised 27% and 28% of our consolidated revenue in the first quarter of 2025 and 2024, respectively. Approximately 60% of international revenue was generated in Continental Europe and the United Kingdom during the first quarter of 2025 compared to 58% during the first quarter of 2024. Revenue from international operations increased 3.6% during the first quarter of 2025 driven by strong demand for Morningstar Credit, PitchBook, and Morningstar Wealth products.

Consolidated Operating Expense

	Three months ended March 31,
(in millions)	2025	2024	Change
Cost of revenue	$231.4	$218.1	6.1%
% of consolidated revenue	39.8%	40.1%	(0.3)	pp
Sales and marketing	112.6	104.6	7.6%
% of consolidated revenue	19.4%	19.3%	0.1	pp
General and administrative	76.5	80.3	(4.7)%
% of consolidated revenue	13.1%	14.8%	(1.7)	pp
Depreciation and amortization	47.3	47.2	0.2%
% of consolidated revenue	8.1%	8.7%	(0.6)	pp
Total operating expense	$467.8	$450.2	3.9%
% of consolidated revenue	80.4%	82.9%	(2.5)	pp

Cost of Revenue

Cost of revenue is our largest category of operating expense, representing about half of our total operating expense. Our business relies heavily on human capital, and cost of revenue includes the compensation expense for employees who develop our products and deliver our services. We include compensation expense for approximately 77% of our employees in this category.

Cost of revenue increased $13.3 million in the first quarter of 2025. Higher compensation expense of $6.2 million was the largest contributor to the increase, primarily driven by higher severance costs related to the announced sunsetting of Morningstar Office and an increase in salaries and payroll taxes. Technology infrastructure costs were also a driver in higher operating expense during the first quarter of 2025 due to the company's investment in and renewal of various SaaS-based platforms across the business.

Sales and Marketing

Sales and marketing expense increased $8.0 million in the first quarter of 2025. Compensation expense increased $3.9 million during the first quarter of 2025 with approximately half of the increase due to higher sales commission expense. Advertising and marketing costs increased $3.0 million during the first quarter of 2025 due to increased costs associated with brand campaigns.

General and Administrative

General and administrative expense decreased $3.8 million in the first quarter of 2025 driven primarily by lower professional fees and stock-based compensation expense.

Depreciation and Amortization

Depreciation expense increased $3.6 million in the first quarter of 2025 due primarily to higher capitalized software costs for product enhancements in prior periods.

Intangible amortization expense decreased $3.3 million during the first quarter of 2025 as certain intangible assets from some of our earlier acquisitions became fully amortized.

Consolidated Operating Income and Operating Margin

	Three months ended March 31,
(in millions)	2025	2024	Change
Operating income	$114.1	$92.6	23.2%
% of revenue	19.6%	17.1%	2.5	pp

Consolidated operating income increased $21.5 million in the first quarter of 2025, reflecting an increase in revenue of $39.1 million and offset by an increase in operating expense of $17.6 million. Operating margin was 19.6%, an increase of 2.5 percentage points compared with the first quarter of 2024.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $135.4 million in the first quarter of 2025. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2025	2024	Change
Operating income	$114.1	$92.6	23.2%
Intangible amortization expense	14.4	17.7	(18.6)%
M&A-related expenses	6.9	0.5	NMF
Adjusted operating income	$135.4	$110.8	22.2%

Morningstar Direct Platform	$87.1	$91.2	(4.5)%
PitchBook	52.3	40.0	30.8%
Morningstar Credit	21.4	12.3	74.0%
Morningstar Wealth	(0.8)	(5.6)	NMF
Morningstar Retirement	14.6	14.2	2.8%
Less: Corporate and All Other (1)	(39.2)	(41.3)	NMF
Adjusted operating income	$135.4	$110.8	22.2%
____________________________________________________________________________________________
(1) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. During the first quarter of 2025 and 2024, unallocated corporate expenses were $41.8 million and $40.9 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

We reported adjusted operating margin of 23.3% in the first quarter of 2025. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2025	2024	Change
Operating margin	19.6%	17.1%	2.5 pp
Intangible amortization expense	2.5%	3.2%	(0.7) pp
M&A-related expenses	1.2%	0.1%	1.1 pp
Adjusted operating margin	23.3%	20.4%	2.9 pp

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents the results for Morningstar Direct Platform:

	Three months ended March 31,
(in millions)	2025	2024	Change
Total revenue	$199.2	$196.7	1.3%
Adjusted operating income	$87.1	$91.2	(4.5)%
Adjusted operating margin	43.7%	46.4%	(2.7) pp

Morningstar Direct Platform total revenue increased $2.5 million, or 1.3%, for the three months ended March 31, 2025. Revenue grew 4.2% on an organic basis, primarily driven by growth in Morningstar Direct and Morningstar Data. Organic revenue growth excludes revenue associated with the divested Commodity and Energy Data business from the prior-year period and foreign currency impact.

The Company has changed the name of this reportable segment to Morningstar Direct Platform. It also changed the composition of the key product areas within the segment (Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation). There were no changes to the overall composition of the reportable segment.

Morningstar Direct contributed $3.8 million to revenue growth, with revenue increasing 5.6%, or 6.8%, on an organic basis, reflecting strength in its two core products, Morningstar Direct and Morningstar Direct Reporting Solutions, with growth across geographies. Morningstar Direct licenses increased 0.6%.

Morningstar Data contributed $3.0 million to revenue growth, with revenue increasing 3.1% or 4.1% on an organic basis. Increases in managed investment (fund) data, Morningstar Essentials, and equity data products helped drive Morningstar Data growth, partially offset by softness in research distribution, reflecting the loss of a large client who brought coverage in-house in 2024, and in Direct Web Services, which experienced higher planned churn as clients transitioned to an updated product.

Morningstar Direct Platform adjusted operating income decreased $4.1 million, or 4.5%, and adjusted operating margin decreased 2.7 percentage points for the three months ended March 31, 2025. The decline in adjusted operating income and margin was primarily due to higher compensation costs driven in large part by merit and headcount increases; the impact of the sale of the company’s Commodity and Energy Data business; and increased depreciation.

Morningstar Direct Platform depreciation expense was $10.8 million and $8.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by higher capitalized software costs for product enhancements in prior periods.

PitchBook

The following table presents the results for PitchBook:

	Three months ended March 31,
(in millions)	2025	2024	Change
Total revenue	$163.7	$147.6	10.9%
Adjusted operating income	$52.3	$40.0	30.8%
Adjusted operating margin	31.9%	27.1%	4.8 pp

PitchBook total revenue increased $16.1 million, or 10.9%, for the three months ended March 31, 2025. Revenue grew 11.1% on an organic basis.

Growth was primarily driven by the PitchBook platform. PitchBook platform growth drivers were consistent with recent quarters and reflected strength in PitchBook's core investor and advisor client segments, including private equity and investment banks.

This was partially offset by continued softness in the corporate client segment, especially with smaller firms with more limited use cases when deal activity is depressed. PitchBook licensed users grew 13.6%, driven primarily by growth among PitchBook clients and the addition of new clients. With the Leveraged Commentary & Data (LCD) user migration near completion, the total user counts reflect legacy LCD clients, most of whom transitioned to the PitchBook platform in 2024 and are now included in licensed user counts.

PitchBook adjusted operating income increased $12.3 million, or 30.8%, and adjusted operating margin increased 4.8 percentage points for the three months ended March 31, 2025.

PitchBook depreciation expense was $7.8 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

	Three months ended March 31,
(in millions)	2025	2024	Change
Total revenue	$73.0	$60.3	21.1%
Adjusted operating income	$21.4	$12.3	74.0%
Adjusted operating margin	29.3%	20.4%	8.9 pp

Morningstar Credit total revenue increased $12.7 million, or 21.1%, for the three months ended March 31, 2025. Revenue grew 23.2% on an organic basis. The increase was primarily driven by growth in the United States and Europe, with particular strength in commercial mortgage-backed and asset-backed securities as structured finance ratings activity remained strong. Higher corporate and residential mortgage-backed securities related-revenue also contributed to growth. Organic revenue growth excludes current-period revenue associated with Dealview Technologies Limited (DealX), which was acquired in the quarter, and foreign currency impact.

Morningstar Credit adjusted operating income increased $9.1 million, or 74.0%, and adjusted operating margin increased 8.9 percentage points for the three months ended March 31, 2025.

Morningstar Credit depreciation expense was $2.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

	Three months ended March 31,
(in millions)	2025	2024	Change
Total revenue	$61.3	$59.0	3.9%
Adjusted operating loss	$(0.8)	$(5.6)	NMF
Adjusted operating margin	(1.3)%	(9.5)%	8.2 pp

Morningstar Wealth total revenue increased $2.3 million, or 3.9%, for the three months ended March 31, 2025. Revenue grew 7.9% on an organic basis, primarily driven by growth in Investment Management, supported by higher revenue for Morningstar Model Portfolios offered on third-party platforms, and an increase in advertising sales. Organic revenue growth excludes platform revenue associated with US TAMP assets sold to AssetMark from the prior-year period, interim service fees received from AssetMark in the current period, and foreign currency impact.

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

	As of March 31,
(in billions)	2025	2024	Change
Morningstar Model Portfolios	$44.5	$40.6	9.6%
Institutional Asset Management	6.9	7.3	(5.5)%
Asset Allocation Services	12.4	9.7	27.8%
Investment Management (total)	$63.8	$57.6	10.8%

Investment Management contributed $2.5 million to consolidated revenue growth, with revenue increasing 7.4% on a reported or 14.8% organic basis. Growth was primarily supported by higher revenue for Morningstar Model Portfolios offered on third-party platforms. Reported AUMA increased 10.8% to $63.8 billion compared with the prior-year period, helped by strong market performance, which drove higher asset values, and positive net flows to Morningstar Model Portfolios offered on third-party platforms outside the US and to the International Wealth Platform.

Morningstar Wealth adjusted operating loss decreased $4.8 million and adjusted operating margin increased 8.2 percentage points for the three months ended March 31, 2025. Adjusted operating loss excludes the impact of severance expense related to the planned sunsetting of Morningstar Office.

Morningstar Wealth depreciation expense was $4.5 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

	Three months ended March 31,
(in millions)	2025	2024	Change
Total revenue	$32.9	$28.4	15.8%
Adjusted operating income	$14.6	$14.2	2.8%
Adjusted operating margin	44.4%	50.0%	(5.6) pp

Morningstar Retirement total revenue increased $4.5 million, or 15.8% on a reported and organic basis for the three months ended March 31, 2025. AUMA, calculated using the most recently available average quarterly or monthly data, increased 17.7% to $277.6 billion compared with the prior-year period, due to positive net flows and market gains, supported by strong growth in traditional and Advisor Managed Accounts and custom models.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of March 31,
(in billions)	2025	2024	Change
Managed Accounts	$162.8	$136.1	19.6%
Fiduciary Services	65.6	57.8	13.5%
Custom Models/CIT	49.2	42.0	17.1%
Morningstar Retirement (total)	$277.6	$235.9	17.7%

Morningstar Retirement adjusted operating income increased $0.4 million, or 2.8%, and adjusted operating margin decreased 5.6 percentage points for the three months ended March 31, 2025. The decline in margin was primarily driven by a non-recurring expense related to a correction of client accounts as well as higher compensation costs, reflecting increased headcount and merit increases.

Morningstar Retirement depreciation expense was $2.6 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $1.0 million, or 2.0% on a reported basis for the three months ended March 31, 2025.

Morningstar Indexes revenue increased $3.0 million or 15.0%. Organic revenue increased 15.7% primarily driven by higher investable product and licensed data revenue as market performance and net inflows over the trailing 12 months increased asset value linked to Morningstar Indexes by 9.7% to $208.7 billion.

Morningstar Sustainalytics revenue decreased $2.0 million or 6.5%. Organic revenue decreased 4.9%, which was primarily driven by the ongoing streamlining of the licensed-ratings offering; lower revenues for ESG Risk Ratings, due in part to vendor consolidation; and softness in second-party opinions.

Non-operating expense, net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Expense, Net

	Three months ended March 31,
(in millions)	2025	2024
Interest income	$3.5	$2.5
Interest expense	(8.9)	(14.0)
Net realized gains on sale of investments, reclassified from other comprehensive income	0.3	2.6
Other income (expense), net	(0.5)	3.3
Non-operating expense, net	$(5.6)	$(5.6)

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Other income (expense), net primarily consists of foreign currency exchange gains (losses) and unrealized gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended March 31,
(in millions)	2025	2024
Equity in investments of unconsolidated entities	$(2.6)	$(1.5)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended March 31,
(in millions)	2025	2024
Income before income taxes and equity in investments of unconsolidated entities	$108.5	$87.0
Equity in investments of unconsolidated entities	(2.6)	(1.5)
Income before income taxes	$105.9	$85.5
Income tax expense	$27.4	$21.3
Effective tax rate	25.9%	24.9%

Our effective tax rate in the first quarter of 2025 was 25.9%, an increase of 1.0 percentage point compared with the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents, and investments totaling $559.2 million, compared with $551.0 million as of December 31, 2024, an increase of $8.2 million.

Cash provided by operating activities is our main source of cash. In the first three months of 2025, cash provided by operating activities decreased 2.8% to $91.0 million and free cash flow decreased by 1.2% to $58.8 million. The decline in cash provided by operating activities and free cash flow was primarily driven by higher bonus payments in 2025 related to 2024 performance offset by higher cash earnings and improvements in working capital. We made annual bonus payments of $163.5 million during the first quarter of 2025 compared with $123.9 million in the first quarter of 2024.

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

Approximately 79% of our cash, cash equivalents, and investments balance as of March 31, 2025 was held by our operations outside the United States, up from 76% as of December 31, 2024. We generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. During the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. We anticipate a one-time repatriation of these earnings back to the US via distribution later in 2025.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of March 31, 2025, our total outstanding debt under the Amended 2022 Credit Agreement was $454.8 million, net of debt issuance costs, with borrowing availability of $545.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of March 31, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $348.9 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of March 31, 2025, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.0x.

Dividend

In March 2025, our board of directors approved a regular quarterly dividend of $0.455 per share, or $19.3 million, payable on April 30, 2025 to shareholders of record as of April 4, 2025. We paid $19.5 million in dividends in the three months ended March 31, 2025.

Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the Share Repurchase Program). This authorization replaced the then-existing share repurchase program and expires on December 31, 2025. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended March 31, 2025, we repurchased a total of 368,199 shares for $109.6 million. As of March 31, 2025, we have repurchased a total of 409,983 shares for $122.6 million under the Share Repurchase Program leaving $377.4 million available for future repurchases.

Other

For the three months ended March 31, 2025, we paid $38.5 million, net of cash acquired, related to the acquisitions of DealX and Lumonic Inc.

We expect to continue making capital expenditures for the remainder of 2025, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in millions)	2025	2024	Change
Cash provided by operating activities	$91.0	$93.6	(2.8)%
Capital expenditures	(32.2)	(34.1)	(5.6)%
Free cash flow	$58.8	$59.5	(1.2)%

We generated free cash flow of $58.8 million in the first quarter of 2025 compared with $59.5 million in the first quarter of 2024. The change reflects a $2.6 million decrease in cash provided by operating activities and a $1.9 million decrease in capital expenditures compared to the prior-year period. The decline in cash provided by operating activities and free cash flow was primarily driven by higher bonus payments in 2025 related to 2024 performance offset by higher cash earnings and improvements in working capital. Capital expenditures slightly decreased compared to the prior-year period, though we continue to invest in our product development efforts across our key product areas.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended March 31, 2025 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of March 31, 2025, our cash, cash equivalents, and investments balance was $559.2 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) rate plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR rate would have a $4.6 million impact on our interest expense based on our outstanding principal balance and SOFR rates at March 31, 2025.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the United States. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the three months ended March 31, 2025:

	Three months ended March 31, 2025
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in US dollars as of March 31, 2025	0.6259	1.2937	0.6967	1.0822	n/a

Percentage of revenue	2.5%	7.5%	5.7%	6.2%	5.2%
Percentage of operating income (loss)	4.8%	(4.5)%	4.2%	7.9%	(12.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(1.5)	$(4.5)	$(3.3)	$(3.7)	$(3.1)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(0.5)	$0.5	$(0.5)	$(0.9)	$1.4

The table below shows our net investment exposure to foreign currencies as of March 31, 2025:

	As of March 31, 2025
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$66.6	$328.3	$229.2	$272.6	$254.0
Less: liabilities	(33.9)	(97.8)	(100.8)	(113.0)	(82.7)
Net currency position	$32.7	$230.5	$128.4	$159.6	$171.3

Estimated effect of a 10% adverse currency fluctuation on equity	$(3.3)	$(23.0)	$(12.8)	$(16.0)	$(17.1)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the reputation of our company and our brand generally, as well as the perception of our research and ratings products and services, is based on the trust that users of our products and services have in our commitment to our mission to empower investor success underscored by principles of independence, transparency, and long-term focus. Any failures by us to instill in our employees the expectation of independence and integrity may devalue our reputation over time and negatively affect both hiring and retention efforts. Any failure to uphold these standards, and any real or perceived failure of our customers to have consistently positive experiences with us could damage our reputation. Our reputation may also be harmed if any errors are found in our products or services.

As our business has evolved, we have entered, and may in the future enter into, lines of business and business arrangements that may give rise to allegations of conflicts of interest or perceived failures of our independence and objectivity. For example, we provide ratings, analyst research, and investment recommendations on mutual funds, ETFs, and other investment products offered by our institutional clients. While we don’t charge asset management firms for their products to be rated, we do charge licensing fees for the use of our ratings. We also provide investment advisory and investment management services, including through our own series of mutual funds, which expose us to the claim that we are acting as both a referee and a player in the investment management industry. In our credit ratings business and Morningstar Sustainalytics’ Sustainable Finance Solutions products, we are participants in an issuer-pay business model under which we receive payments from issuers for our ratings rather than from the investors who consume such ratings. These payments may create the perception that our ratings and research in these areas are not independently determined.

Certain of our product offerings, such as those offered by Morningstar Sustainalytics and certain of our methodologies have, and may in the future, put us at the center of public debate over a variety of issues surrounding sustainability, social concerns, and corporate governance. This scrutiny may impact the demand for our products, lead to negative media coverage, reputational harm or increased government or regulatory scrutiny. Failure to successfully navigate these issues as they arise may have an adverse effect on our reputation and our business.

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

Changing economic conditions, including prolonged volatility, recessions, or downturns affecting the financial sector and global financial markets, and impacts of global trade policies may negatively impact our financial results.

Our business results are partly driven by factors outside of our control including, but not limited to, general economic and financial market trends which may be impacted by availability of credit, changes in laws, trade policies and barriers, currency exchange rates and controls, and national and international geopolitical circumstances and uncertainties. Prolonged economic and financial downturns, recessions, sustained volatility in the financial markets, interest and inflation rate fluctuations and periods of stagflation, among other conditions impacting investor sentiment can reduce investor interest and investment activity and have, and may in the future, decrease demand for our software, data, analyst ratings, research products, and decrease net flows of funds into our investment management products. Recent market conditions impacted by potential imposition of tariffs and retaliatory trade measures, among other factors, have and may continue to decrease the value of assets under management. We cannot predict the occurrence, timing or duration of any economic cycle generally or in the markets in which our businesses operate, nor can we predict the extent to which trade policies, including tariffs, will, directly or indirectly, impact our business, operating results, and financial condition.

The amount of asset-based revenue we earn primarily depends on the value of assets on which we provide advisory services, and the size of our asset base can increase or decrease based on market performance. Our revenue from asset-based fees has been, and may in the future be, adversely affected by market declines. Asset levels can also be affected if inflows into the portfolios for which we provide investment advisory services drop or if these portfolios experience redemptions. A drop in inflows or an increase in redemptions can result from a variety of factors, including overall market conditions or uncompetitive investment performance. If the level of assets on which we provide investment advisory or investment management services declines, we would expect our fee-based revenue to experience a corresponding decline. The industrywide trend toward lower asset-based fees may also impact our fee-based revenue. A shift by investors to non-traditional asset classes such as cryptocurrencies, private debt, real estate, structured products, and collectibles may affect our assets under management if we are unable to incorporate them into our investment strategies or if they fail to perform in the manner that our research anticipates.

For our license-based businesses, many of our customers are asset management and financial advisory firms and other financial-services companies, who are also subject to global market trends. The ascendance of passive investment strategies may affect both the profitability of asset managers that focus on actively managed strategies, on whose success we in part depend, and the perceived value of our research regarding such actively managed strategies. A sustained global recession or other financial downturn or crisis would likely lead to material spending cutbacks among certain of our clients, and create longer sales cycles. Consolidation in the financial services sector reduces the number of potential clients for our products and services. Further, clients may discontinue their use of our products and services should they fail and/or merge with or become acquired by other entities that are not our clients or that use fewer of our products and services. These trends could impact demand for our products and services or change the financial services landscape in which we operate, resulting in lower revenue and operating income.

Fluctuations in interest rates and rate uncertainty brought on by central bank decisions have reduced credit issuance in prior periods and may reduce credit issuance in future periods, which has in the past and may in the future put negative pressure on our credit ratings business. Our credit ratings business, as well as our second-party opinions (SPO) business, have also been, and may again be, impacted by volatility in US and international financial markets due to their dependence on the number and dollar volume of debt securities issued in the capital markets. Market disruptions, rising interest rates, widening credit spreads, and economic slowdowns historically have impacted and may in the future impact the volume of debt securities issued in global capital markets and the demand for credit ratings. Demand for credit ratings can also be adversely affected by negative publicity about the credit ratings business, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Our ability to reduce costs in the event of such adverse developments may be negatively impacted by, among other things, our obligations to monitor and maintain outstanding ratings. Declines or other changes in the markets for debt securities may materially and adversely affect our business, operating results, and financial condition.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended March 31, 2025. Refer to Note 14 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
January 1, 2025 - January 31, 2025	18,000	$327.77	18,000	$481,078,300
February 1, 2025 - February 28, 2025	20,698	321.45	20,698	$474,424,915
March 1, 2025 - March 31, 2025	329,501	294.55	329,501	$377,371,725
Total	368,199	$297.68	368,199
_______________________________________
(a) Repurchases will only be effected pursuant to the $500.0 million share repurchase program authorized by our board of directors and announced publicly on December 6, 2022, which commenced on January 1, 2023 and which will expire on December 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities as noted below:

Name and Title	Action	Date of Adoption of Trading Plan (2)	Scheduled Expiration Date of Trading Plan	Aggregate Number of Securities to Be Purchased or Sold
Michael Holt Chief Financial Officer (1)	Termination	12/18/2024	12/31/2025	Sale of up to 648 shares of common stock
________________________________________
(1) Michael Holt, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on December 18, 2024, with the plan providing for the potential sale of up to 648 shares of the Company’s common stock. The plan was set to expire December 31, 2025, or upon the earlier completion of all authorized transactions under the plan. Michael Holt terminated the plan on March 19, 2025.
(2) Each plan listed below is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6.Exhibits

Exhibit No	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Morningstar are incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, Registration No. 333-115209.

3.2	By-laws of Morningstar, as in effect on February 27, 2018, are incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K that we filed with the SEC on February 28, 2018.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 1, 2025 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

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

MORNINGSTAR, INC.

Date: May 1, 2025	By:	/s/ Michael Holt
Michael Holt
Chief Financial Officer (principal financial officer)