Form 10-Q
period 2025-09-30
Morningstar, Inc.
filed 2025-10-30
CIK 1289419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 41,129,198 shares of the company’s common stock, no par value, outstanding.

MORNINGSTAR, INC. AND SUBSIDIARIES

PART 1.FINANCIAL INFORMATION

Item 1.Financial Statements

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenue	$617.4	$569.4	$1,804.4	$1,684.1

Operating expense:
Cost of revenue	241.7	222.7	703.7	663.5
Sales and marketing	115.5	107.9	347.8	323.8
General and administrative	85.9	77.6	244.4	238.2
Depreciation and amortization	47.0	45.7	142.8	142.0
Total operating expense	490.1	453.9	1,438.7	1,367.5

Other operating income	0.5	—	1.3	—

Operating income	127.8	115.5	367.0	316.6

Non-operating income (expense), net:
Interest expense, net	(7.0)	(8.9)	(19.8)	(30.7)
Gain on sale of business	—	45.3	—	45.3
Other income (expense), net	2.3	—	0.9	(2.8)
Non-operating income (expense), net	(4.7)	36.4	(18.9)	11.8

Income before income taxes and equity in investments of unconsolidated entities	123.1	151.9	348.1	328.4

Equity in investments of unconsolidated entities	(0.1)	(2.6)	(3.9)	(5.3)

Income tax expense	31.4	29.6	85.1	70.1

Consolidated net income	$91.6	$119.7	$259.1	$253.0

Net income per share:
Basic	$2.18	$2.79	$6.12	$5.91
Diluted	$2.17	$2.77	$6.08	$5.87

Dividends per common share:
Dividends declared per common share	$0.46	$0.41	$1.37	$1.22
Dividends paid per common share	$0.46	$0.41	$1.37	$1.22

Weighted average shares outstanding:
Basic	42.1	42.9	42.4	42.8
Diluted	42.3	43.2	42.6	43.1

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Consolidated net income	$91.6	$119.7	$259.1	$253.0

Other comprehensive income (loss), net
Foreign currency translation adjustment	(10.7)	24.3	47.9	12.3
Unrealized gains (losses) on securities, net of tax	—	—	0.1	—
Other comprehensive income (loss), net	(10.7)	24.3	48.0	12.3

Comprehensive income	$80.9	$144.0	$307.1	$265.3

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Consolidated Balance Sheets

(in millions, except share amounts)	As of September 30, 2025 (unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$474.2	$502.7
Investments	40.3	48.3
Accounts receivable, less allowance for credit losses of $6.3 million and $7.1 million, respectively	363.9	358.1
Income tax receivable	12.9	12.4
Deferred commissions	34.9	39.2
Prepaid expenses	41.8	42.1
Other current assets	11.2	11.3
Total current assets	979.2	1,014.1
Goodwill	1,614.7	1,562.0
Intangible assets, net	396.0	408.8
Property, equipment, and capitalized software, less accumulated depreciation and amortization of $884.9 million and $790.4 million, respectively	225.9	218.9
Operating lease assets	164.4	181.2
Investments in unconsolidated entities	71.8	85.3
Deferred tax assets	65.7	43.2
Deferred commissions	29.5	26.6
Other assets	10.4	8.8
Total assets	$3,557.6	$3,548.9

Liabilities and equity
Current liabilities:
Deferred revenue	$563.9	$540.8
Accrued compensation	231.0	272.2
Accounts payable and accrued liabilities	90.4	87.3
Operating lease liabilities	39.9	35.1
Income tax payable	9.6	30.5
Other current liabilities	10.7	1.4
Total current liabilities	945.5	967.3
Operating lease liabilities	153.8	170.3
Accrued compensation	20.0	21.0
Deferred tax liabilities	27.2	27.6
Long-term debt	848.9	698.6
Deferred revenue	21.0	22.4
Income tax payable	13.5	11.7
Other long-term liabilities	13.7	11.4
Total liabilities	$2,043.6	$1,930.3

Equity:
Morningstar, Inc. shareholders’ equity:
Common stock, no par value, 200,000,000 shares authorized, of which 41,506,582 and 42,869,380 shares were outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—

Treasury stock at cost, 13,455,133 and 12,010,630 shares as of September 30, 2025 and December 31, 2024, respectively	(1,386.8)	(993.9)
Additional paid-in capital	861.4	822.7
Retained earnings	2,110.8	1,909.2
Accumulated other comprehensive loss:
Currency translation adjustment	(71.4)	(119.3)
Unrealized loss on available-for-sale investments	—	(0.1)
Total accumulated other comprehensive loss	(71.4)	(119.4)
Total equity	1,514.0	1,618.6
Total liabilities and equity	$3,557.6	$3,548.9

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity
For the three and nine months ended September 30, 2025 and 2024

	Morningstar, Inc. Shareholders’ Equity
	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2024	42,869,380	$—	$(993.9)	$822.7	$1,909.2	$(119.4)	$1,618.6
Net income		—	—	—	78.5	—	78.5
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	17.0	17.0
Other comprehensive income, net		—	—	—	—	17.0	17.0
Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	69	—	—	—	—	—	—
Reclassification of awards previously liability-classified that were converted to equity		—	—	16.0	—	—	16.0
Stock-based compensation		—	—	9.1	—	—	9.1
Common shares repurchased	(368,199)	—	(110.7)	—	—	—	(110.7)
Dividends declared ($0.46 per share)		—	—	—	(19.3)	—	(19.3)
Balance as of March 31, 2025	42,501,250	$—	$(1,104.6)	$847.8	$1,968.4	$(102.4)	$1,609.2
Net income		—	—	—	89.0	—	89.0
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax		—	—	—	—	0.1	0.1
Foreign currency translation adjustment, net		—	—	—	—	41.6	41.6
Other comprehensive income, net		—	—	—	—	41.7	41.7
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	74,151	—	1.2	(13.2)	—	—	(12.0)
Stock-based compensation		—	—	18.4	—	—	18.4
Common shares repurchased	(398,442)	—	(112.6)	—	—	—	(112.6)
Dividends declared ($0.46 per share)		—	—	—	(19.2)	—	(19.2)
Balance as of June 30, 2025	42,176,959	$—	$(1,216.0)	$853.0	$2,038.2	$(60.7)	$1,614.5
Net income		—	—	—	91.6	—	91.6
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	(10.7)	(10.7)
Other comprehensive loss, net		—	—	—	—	(10.7)	(10.7)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	59,301	—	1.2	(10.2)	—	—	(9.0)
Stock-based compensation		—	—	18.6	—	—	18.6
Common shares repurchased	(729,678)	—	(172.0)	—	—	—	(172.0)
Dividends declared ($0.46 per share)		—	—	—	(19.0)	—	(19.0)
Balance as of September 30, 2025	41,506,582	$—	$(1,386.8)	$861.4	$2,110.8	$(71.4)	$1,514.0

	Morningstar, Inc. Shareholders’ Equity
						Accumulated Other Comprehensive Loss
	Common Stock			Additional Paid-in Capital	Retained Earnings
(in millions, except share and per share amounts)	Shares Outstanding	Par Value	Treasury Stock				Total Equity
Balance as of December 31, 2023	42,728,182	$—	$(985.5)	$789.0	$1,610.8	$(86.5)	$1,327.8
Net income		—	—	—	64.2	—	64.2
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	(10.6)	(10.6)
Other comprehensive loss, net		—	—	—	—	(10.6)	(10.6)
Issuance of common stock related to vesting of stock units, net of shares withheld for taxes on settlements of stock units	17,388	—	—	(3.2)	—	—	(3.2)
Reclassification of awards previously liability-classified that were converted to equity		—	—	10.8	—	—	10.8
Stock-based compensation		—	—	11.4	—	—	11.4
Dividends declared ($0.41 per share)		—	—	—	(17.3)	—	(17.3)
Balance as of March 31, 2024	42,745,570	$—	$(985.5)	$808.0	$1,657.7	$(97.1)	$1,383.1
Net income		—	—	—	69.1	—	69.1
Other comprehensive income (loss):	`
Unrealized gains (losses) on securities, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	(1.4)	(1.4)
Other comprehensive loss, net		—	—	—	—	(1.4)	(1.4)
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	93,002	—	1.6	(15.9)	—	—	(14.3)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.4	—	—	0.4
Stock-based compensation		—	—	14.2	—	—	14.2
Dividends declared ($0.41 per share)		—	—	—	(17.4)	—	(17.4)
Balance as of June 30, 2024	42,838,572	$—	$(983.9)	$806.7	$1,709.4	$(98.5)	$1,433.7
Net Income		—	—	—	119.7	—	119.7
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax		—	—	—	—	—	—
Foreign currency translation adjustment, net		—	—	—	—	24.3	24.3
Other comprehensive income, net		—	—	—	—	24.3	24.3
Issuance of common stock related to vesting of stock awards, net of shares withheld for taxes on settlements of stock awards	45,609	—	2.3	(10.2)	—	—	(7.9)
Reclassification of awards previously liability-classified that were converted to equity		—	—	0.1	—	—	0.1
Stock-based compensation		—	—	13.2	—	—	13.2
Dividends declared ($0.41 per share)	—	—	—	—	(17.4)	—	(17.4)
Balance as of September 30, 2024	42,884,181	$—	$(981.6)	$809.8	$1,811.7	$(74.2)	$1,565.7

See notes to unaudited consolidated financial statements.

Morningstar, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in millions)	2025	2024
Operating activities
Consolidated net income	$259.1	$253.0
Adjustments to reconcile consolidated net income to net cash flows from operating activities:
Depreciation and amortization	142.8	142.0
Deferred income taxes	(30.0)	(21.0)
Stock-based compensation expense	46.1	38.8
Provision for bad debt	2.5	6.3
Equity in investments of unconsolidated entities	3.9	5.3
Gain on sale of business	—	(45.3)
Other, net	(3.3)	2.8
Changes in operating assets and liabilities:
Accounts receivable	0.8	8.2
Accounts payable and accrued liabilities	(2.6)	4.7
Accrued compensation and deferred commissions	(24.6)	16.1
Income taxes	(18.7)	25.2
Deferred revenue	6.0	18.5
Other assets and liabilities	3.7	(16.4)
Cash provided by operating activities	385.7	438.2

Investing activities
Purchases of investment securities	(18.5)	(12.5)
Proceeds from maturities and sales of investment securities	32.6	23.6
Capital expenditures	(104.4)	(102.1)
Acquisitions, net of cash acquired	(39.1)	—
Proceeds from sale of business	—	52.2
Purchases of investments in unconsolidated entities	(3.3)	(6.8)
Other, net	5.1	0.2
Cash used for investing activities	(127.6)	(45.4)

Financing activities
Common shares repurchased	(391.7)	—
Dividends paid	(58.0)	(52.0)
Proceeds from revolving credit facility	370.0	90.0
Repayment of revolving credit facility	(220.0)	(105.0)
Repayment of term facility	—	(93.1)
Employee taxes withheld for stock awards	(21.0)	(25.4)
Other, net	—	0.2
Cash used for financing activities	(320.7)	(185.3)

Effect of exchange rate changes on cash and cash equivalents	34.1	7.5
Net increase (decrease) in cash and cash equivalents	(28.5)	215.0
Cash and cash equivalents—beginning of period	502.7	337.9
Cash and cash equivalents—end of period	$474.2	$552.9

Supplemental disclosure of cash flow information
Cash paid for income taxes	$134.0	$66.0
Cash paid for interest	$24.3	$36.9

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

Income Statement: In November 2024, the FASB issued ASU No. 2024-03: Disaggregation of Income Statement Expenses (DISE) (ASU No. 2024-03), which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for our fiscal year beginning on January 1, 2027 and interim periods beginning on January 1, 2028. Early adoption is permitted. Entities should apply the guidance prospectively although retrospective application is permitted. We are evaluating the effect that ASU No. 2024-03 will have on our disclosures.

Capitalized Software: In September 2025, the FASB issued ASU No. 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (ASU No. 2025-06) to clarify and modernize the recognition and disclosure framework for internal-use software costs. This standard removes all references to software development project stages and provides new guidance on when an entity is required to start capitalizing eligible costs. This standard is effective for our fiscal year beginning on January 1, 2028 and interim reporting periods within that fiscal year. Early adoption is permitted. Entities may apply the guidance using a prospective, retrospective or modified transition approach. We have not made a decision regarding early adoption and are evaluating the effect that ASU No. 2025-06 will have on our consolidated financial statements.

3. Credit Arrangements

Debt

The following table summarizes our debt as of September 30, 2025 and December 31, 2024:

(in millions)	As of September 30, 2025	As of December 31, 2024
Amended 2022 Term Facility, net of unamortized debt issuance costs of $0.2 million and $0.2 million, respectively	$349.8	$349.8
Amended 2022 Revolving Credit Facility	150.0	—
2.32% Senior Notes due October 26, 2030, net of unamortized debt issuance costs of $0.9 million and $1.2 million, respectively	349.1	348.8
Total debt	$848.9	$698.6

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of September 30, 2025, our total outstanding debt under the Amended 2022 Credit Agreement was $499.8 million, net of debt issuance costs, with borrowing availability of $500.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2025.

4. Acquisitions, Goodwill, and Other Intangible Assets

2025 Acquisitions

Pending acquisition of the Center for Research in Security Prices, LLC (CRSP)

On September 23, 2025, we announced that we had entered into an agreement to acquire CRSP, a provider of historical stock market data and indexes, from the University of Chicago. The transaction consideration includes a cash payment at closing of approximately $375.0 million, subject to customary post-closing adjustment. We expect the transaction, which is subject to customary closing conditions, including regulatory approval, to be completed during the fourth quarter of 2025.

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

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the third quarter of 2025, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the first quarter of 2025.

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

The acquisition date fair value of certain assets and liabilities, including intangible assets acquired and related weighted average expected life calculations, are provisional and subject to revision within one year of the acquisition date. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. During the third quarter of 2025, we did not record significant adjustments to the purchase price allocation compared with the preliminary estimates recorded in the first quarter of 2025.

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

The company's operating segments also represent the company's reporting units to which goodwill is assigned. The company allocated goodwill by reporting unit in accordance with FASB ASC 350 Intangibles—Goodwill and Other (FASB ASC 350). Under this reporting unit structure, the consolidated goodwill balance was allocated based on each reporting unit's relative fair value at January 1, 2021. The company used a market approach and assigned goodwill to the reporting units. The following table shows the changes in our goodwill balances from December 31, 2024 to September 30, 2025:

(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments	Corporate and All Other	Total
Balance as of December 31, 2024	$594.0	$607.4	$105.2	$92.7	$93.5	$1,492.8	$69.2	$1,562.0
Acquisition of DealX	—	—	9.7	—	—	9.7	—	9.7
Acquisition of Lumonic	—	22.4	—	—	—	22.4	—	22.4
Foreign currency translation	14.0	—	4.2	1.6	—	19.8	0.8	20.6
Balance as of September 30, 2025	$608.0	$629.8	$119.1	$94.3	$93.5	$1,544.7	$70.0	$1,614.7

We perform our annual impairment reviews in the fourth quarter or when impairment indicators and triggering events are identified. The company did not record any goodwill impairment in the first nine months of 2025. Refer to Note 8 for detailed segment information.

Intangible Assets

The following table summarizes our intangible assets:

	As of September 30, 2025				As of December 31, 2024
(in millions)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)	Gross	Accumulated Amortization	Net	Weighted Average Useful Life (years)
Customer-related assets	$586.9	$(316.4)	$270.5	14	$572.4	$(281.1)	$291.3	14
Technology-based assets	330.8	(223.4)	107.4	8	301.9	(205.5)	96.4	8
Intellectual property & other	90.8	(72.7)	18.1	8	88.6	(67.5)	21.1	8
Total intangible assets	$1,008.5	$(612.5)	$396.0	12	$962.9	$(554.1)	$408.8	12

The following table summarizes our amortization expense related to intangible assets:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Amortization expense	$15.1	$14.7	$44.8	$49.9

We amortize intangible assets using the straight-line method over their estimated useful lives.

As of September 30, 2025, we expect intangible amortization expense for the remainder of 2025, each of the next four subsequent years, and thereafter, to be as follows:

(in millions)	As of September 30, 2025
Remainder of 2025 (October 1 through December 31)	$15.4
2026	56.6
2027	50.0
2028	45.9
2029	42.8
Thereafter	185.3
Total	$396.0

Our estimates of future amortization expense for intangible assets may be affected by future acquisitions, divestitures, changes in the estimated useful lives, impairments, and foreign currency translation.

5. Divestitures

2025 Divestitures

We did not make any significant divestitures during the first nine months of 2025.

2024 Divestitures

Effective September 30, 2024, we sold our Commodity and Energy Data business from the Morningstar Direct Platform segment for a purchase price of $52.4 million. We recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.

6. Income Per Share

The following table shows how we reconcile our net income and the number of shares used in computing basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic net income per share:
Consolidated net income	$91.6	$119.7	$259.1	$253.0

Weighted average common shares outstanding	42.1	42.9	42.4	42.8

Basic net income per share	$2.18	$2.79	$6.12	$5.91

Diluted net income per share:
Consolidated net income	$91.6	$119.7	$259.1	$253.0

Weighted average common shares outstanding	42.1	42.9	42.4	42.8
Net effect of dilutive stock awards	0.2	0.3	0.2	0.3
Weighted average common shares outstanding for computing diluted income per share	42.3	43.2	42.6	43.1

Diluted net income per share	$2.17	$2.77	$6.08	$5.87

During the periods presented, we have outstanding restricted stock units (RSUs), market stock units (MSUs), and performance stock units (PSUs) that are excluded from our calculation of diluted earnings per share as their effect is antidilutive. The amount of these potential antidilutive shares was immaterial.

7. Revenue

Disaggregation of Revenue

The following table presents our revenue disaggregated by revenue type. Sales and usage-based taxes are excluded from revenue.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
License-based	$435.0	$408.8	$1,281.4	$1,210.7
Asset-based	84.7	83.8	252.8	245.5
Transaction-based	97.7	76.8	270.2	227.9
Consolidated revenue	$617.4	$569.4	$1,804.4	$1,684.1

Contract Liabilities

Our contract liabilities represent deferred revenue. We record contract liabilities when cash payments are received or due in advance of our performance, including amounts which may be refundable. As of September 30, 2025, the contract liabilities balance increased $21.7 million from December 31, 2024, primarily driven by cash payments received or payable in advance of satisfying our performance obligations. We recognized $494.3 million of revenue in the nine months ended September 30, 2025 that was included in the contract liabilities balance as of December 31, 2024.

We expect to recognize revenue related to our contract liabilities, including future billings, for the remainder of 2025, each of the next four subsequent years, and thereafter, as follows:

(in millions)	As of September 30, 2025
Remainder of 2025 (October 1 through December 31)	$391.3
2026	747.8
2027	221.8
2028	86.3
2029	38.5
Thereafter	58.2
Total	$1,543.9

The aggregate amount of revenue we expect to recognize for the remainder of 2025 and subsequent years is higher than our contract liability balance of $584.9 million as of September 30, 2025. The difference represents the value of future obligations for signed contracts that have yet to be billed.

The table above does not include variable consideration for unsatisfied performance obligations related to certain of our license-based, asset-based, and transaction-based contracts as of September 30, 2025. We are applying the optional exemption available under FASB ASC 606 Revenue from Contracts with Customers (FASB ASC 606), as the variable consideration relates to these unsatisfied performance obligations being fulfilled as a series. The performance obligations related to these contracts are expected to be satisfied over the next 1 to 3 years as services are provided to the client. For certain license-based contracts, variable consideration is received for services performed based on the number of future users, which is not known until the services are performed. The variable consideration for this revenue can be affected by the number of user licenses, which cannot be reasonably estimated. For asset-based contracts, all the consideration received for services performed is based on future asset values, which are not known until the services are performed. The variable consideration for this revenue can be affected by changes in the underlying value of fund assets due to client redemptions, additional investments, or movements in the market. For transaction-based contracts, the consideration received for most Internet advertising services performed is based on the number of impressions, which is not known until the impressions are created. The variable consideration for this revenue can be affected by the timing and quantity of impressions in any given period and cannot be reasonably estimated.

As of September 30, 2025, the table above also does not include revenue for unsatisfied performance obligations related to certain of our license-based and transaction-based contracts with durations of one year or less since we are applying the optional exemption under FASB ASC 606. For certain license-based contracts, the remaining performance obligation is expected to be less than one year based on the corresponding subscription terms or the existence of cancellation terms that may be exercised causing the contract term to be less than one year from September 30, 2025. For transaction-based contracts, such as new credit rating issuances and Morningstar-sponsored conferences, the related performance obligations are expected to be satisfied within the next 12 months.

Contract Assets

Our contract assets represent accounts receivable, less allowance for credit losses, and deferred commissions.

The following table summarizes our contract assets balance:

(in millions)	As of September 30, 2025	As of December 31, 2024
Accounts receivable, less allowance for credit losses	$363.9	$358.1
Deferred commissions	64.4	65.8
Total contract assets	$428.3	$423.9

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

The following tables present information about the company’s reportable segments for the three and nine months ended September 30, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. Prior period segment information is presented on a comparable basis to the basis on which current period segment information is presented and reviewed by the CODM.

	Three months ended September 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$211.1	$166.9	$5.4	$18.3	$0.4	$402.1
Asset-based	—	—	—	35.2	33.8	69.0
Transaction-based	—	2.1	85.7	8.6	—	96.4
Total segment revenue	211.1	169.0	91.1	62.1	34.2	567.5

Less:
Compensation expense(1)	60.7	77.0	48.6	27.0	11.5
Other segment items(2)	56.7	39.1	14.4	32.0	5.8
Adjusted operating income (loss)	$93.7	$52.9	$28.1	$3.1	$16.9	$194.7

	Three months ended September 30, 2024
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$198.5	$154.7	$4.3	$20.1	$0.4	$378.0
Asset-based	—	—	—	35.5	31.4	66.9
Transaction-based	—	1.9	66.6	6.2	—	74.7
Total segment revenue	198.5	156.6	70.9	61.8	31.8	519.6

Less:
Compensation expense(1)	54.1	70.5	42.8	30.1	10.9
Other segment items(2)	53.0	35.7	12.9	32.4	4.0
Adjusted operating income (loss)	$91.4	$50.4	$15.2	$(0.7)	$16.9	$173.2

	Nine months ended September 30, 2025
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$618.0	$493.4	$15.0	$57.1	$1.3	$1,184.8
Asset-based	—	—	—	106.5	98.2	204.7
Transaction-based	1.5	5.8	234.1	24.1	—	265.5
Total segment revenue	619.5	499.2	249.1	187.7	99.5	1,655.0

Less:
Compensation expense(1)	176.6	229.4	128.2	85.9	34.4
Other segment items(2)	165.8	111.8	40.9	96.5	18.2
Adjusted operating income (loss)	$277.1	$158.0	$80.0	$5.3	$46.9	$567.3

	Nine months ended September 30, 2024
(in millions)	Morningstar Direct Platform	PitchBook	Morningstar Credit	Morningstar Wealth	Morningstar Retirement	Total Reportable Segments
Revenue by type:
License-based	$590.9	$450.4	$12.2	$60.5	$1.4	$1,115.4
Asset-based	—	—	—	104.9	92.1	197.0
Transaction-based	1.2	5.5	196.6	18.0	—	221.3
Total segment revenue	592.1	455.9	208.8	183.4	93.5	1,533.7

Less:
Compensation expense(1)	161.7	216.8	115.9	93.7	32.2
Other segment items(2)	160.5	101.4	37.5	98.2	12.9
Adjusted operating income (loss)	$269.9	$137.7	$55.4	$(8.5)	$48.4	$502.9
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
Morningstar Credit - allocated expenses, infrastructure costs, professional fees, and other overhead costs.
Morningstar Wealth - allocated expenses, infrastructure costs, and other overhead costs.
Morningstar Retirement - allocated expenses, infrastructure costs, and other overhead costs.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Reconciliation of reportable segment revenue to consolidated revenue:
Total reportable segment revenue	$567.5	$519.6	$1,655.0	$1,533.7
Corporate and All Other (3)	49.9	49.8	149.4	150.4
Total consolidated revenue	$617.4	$569.4	$1,804.4	$1,684.1

Reconciliation of reportable segment adjusted operating income to income before income taxes:
Total reportable segment adjusted operating income	$194.7	$173.2	$567.3	$502.9
Corporate and All Other (4)	(44.1)	(42.9)	(137.9)	(130.8)
Intangible amortization expense	(15.1)	(14.7)	(44.8)	(49.9)
M&A-related expenses	(8.2)	(0.1)	(18.9)	(5.6)
Other non-recurring items	0.5	—	1.3	—
Operating Income	127.8	115.5	367.0	316.6
Non-operating income (expense), net	(4.7)	36.4	(18.9)	11.8
Equity in investments of unconsolidated entities	(0.1)	(2.6)	(3.9)	(5.3)
Income before income taxes	$123.0	$149.3	$344.2	$323.1
___________________________________________________________________________________________
(3) Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues. Revenue from Morningstar Sustainalytics was $28.1 million and $27.9 million for the three months ended September 30, 2025 and 2024, respectively, and $84.2 million and $87.9 million for the nine months ended September 30, 2025 and 2024, respectively. Revenue from Morningstar Indexes was $21.8 million and $21.9 million for the three months ended September 30, 2025 and 2024, respectively, and $65.2 million and $62.5 million for the nine months ended September 30, 2025 and 2024, respectively.

(4) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the third quarters of 2025 and 2024, unallocated corporate expenses were $47.1 million and $43.5 million, respectively. For the first nine months of 2025 and 2024, unallocated corporate expenses were $139.0 million and $130.4 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

The following table presents depreciation expense by reportable segment:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Morningstar Direct Platform	$11.3	$9.8	$33.3	$27.5
PitchBook	8.7	7.6	24.6	23.3
Morningstar Credit	2.0	2.2	6.0	5.8
Morningstar Wealth	3.0	4.3	11.9	14.0
Morningstar Retirement	2.6	2.2	7.9	7.6
Total Reportable Segments	27.6	26.1	83.7	78.2
Corporate and All Other (5)	4.3	4.8	14.2	13.4
Total	$31.9	$30.9	$97.9	$91.6
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

Revenue by geographical area	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
United States	$440.7	$411.3	$1,296.8	$1,212.5

Asia	12.4	11.9	36.5	37.6
Australia	16.7	16.3	48.0	47.0
Canada	41.0	33.0	112.7	103.4
Continental Europe	55.1	51.6	160.7	151.4
United Kingdom	48.2	42.1	140.1	123.0
Other	3.3	3.2	9.6	9.2
Total International	176.7	158.1	507.6	471.6

Consolidated revenue	$617.4	$569.4	$1,804.4	$1,684.1

Property, equipment, and capitalized software, net by geographical area
(in millions)	As of September 30, 2025	As of December 31, 2024
United States	$183.3	$189.5

Asia	12.4	9.6
Australia	1.3	1.6
Canada	17.4	6.6
Continental Europe	6.3	5.3
United Kingdom	5.0	6.1
Other	0.2	0.2
Total International	42.6	29.4

Consolidated property, equipment, and capitalized software, net	$225.9	$218.9

Operating lease assets by geographical area
(in millions)	As of September 30, 2025	As of December 31, 2024
United States	$79.0	$92.9

Asia	49.7	44.2
Australia	1.7	2.4
Canada	6.7	7.7
Continental Europe	16.2	19.1
United Kingdom	10.5	14.7
Other	0.6	0.2
Total International	85.4	88.3

Consolidated operating lease assets	$164.4	$181.2

9. Fair Value Measurements

The tables below present information about items that are measured at fair value:

	Fair Value as of	Level within the Fair Value Hierarchy as of September 30, 2025
(in millions)	September 30, 2025	Level 1	Level 2	Level 3
Cash equivalents	$8.8	$8.8	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	35.0	35.0	—	—
Marketable debt securities	1.5	1.5	—	—
Investments in unconsolidated entities:
Non-current investment in Wealth Advisors	22.8	22.8	—	—
Total	$68.1	$68.1	$—	$—

	Fair Value as of	Level within the Fair Value Hierarchy as of December 31, 2024
(in millions)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents	$43.5	$43.5	$—	$—
Investments:
Marketable equity investments, exchange-traded funds, and mutual funds	42.3	42.3	—	—
Marketable debt securities	2.4	2.4	—	—
Investments in unconsolidated entities:
Investment in SmartX Advisory Solutions	24.7	—	—	24.7
Non-current investment in Wealth Advisors	24.9	24.9	—	—
Total	$137.8	$113.1	$—	$24.7

In 2024, our investment in SmartX Advisory Solutions was measured at fair value on a nonrecurring basis due to the identification of an impairment trigger, leading to $12.4 million of impairment losses. The fair value was estimated using an income approach with significant, unobservable inputs, which include the extent and timing of future cash flows, revenue growth rates, and discount rates.

10. Investments in Unconsolidated Entities

As of September 30, 2025 and December 31, 2024, our investment in unconsolidated entities balance totaled $71.8 million and $85.3 million, respectively. We have investments in both equity method investments and investments in equity securities with and without a readily determinable fair value.

The carrying amount of investments in equity securities without a readily determinable fair value was $42.5 million and $41.1 million as of September 30, 2025 and December 31, 2024, respectively. We did not record any material adjustments or impairment losses in the first nine months of 2025 or 2024.

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

Our operating lease expense for the three months ended September 30, 2025 was $11.0 million, compared with $11.2 million for the three months ended September 30, 2024. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $4.7 million for the three months ended September 30, 2025, compared with $4.8 million for the three months ended September 30, 2024. We made lease payments of $12.0 million during the three months ended September 30, 2025, compared with $12.5 million during the three months ended September 30, 2024.

Our operating lease expense for the nine months ended September 30, 2025 was $33.2 million, compared with $32.0 million for the nine months ended September 30, 2024. Charges related to our operating leases that are variable and, therefore, not included in the measurement of the lease liabilities were $12.5 million for the nine months ended September 30, 2025, compared with $11.1 million for the nine months ended September 30, 2024. We made lease payments of $32.8 million during the nine months ended September 30, 2025, compared with $34.6 million during the nine months ended September 30, 2024.

The following table shows our minimum future lease commitments due in the remainder of 2025, each of the next four subsequent years, and thereafter, for operating leases:

(in millions)	As of September 30, 2025
Remainder of 2025 (October 1 through December 31)	$11.2
2026	48.1
2027	41.5
2028	35.2
2029	23.9
Thereafter	64.0
Total minimum lease commitments	223.9
Adjustment for discount to present value	30.2
Present value of lease liabilities	$193.7

The following table summarizes the weighted-average remaining lease terms and weighted-average discount rates for our operating leases:

As of September 30, 2025
Weighted-average remaining lease term (in years)	5.8

Weighted-average discount rate	4.6%

12. Stock-Based Compensation

Stock-Based Compensation Plans

Our employees and our non-employee directors are eligible for awards under the Morningstar Amended and Restated 2011 Stock Incentive Plan, which provides for a variety of equity-based awards, including stock options, RSUs, MSUs, PSUs, and restricted stock.

The following table summarizes the stock-based compensation expense included in each of our operating expense categories:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$9.0	$6.5	$20.7	$18.1
Sales and marketing	3.0	2.5	8.0	7.0
General and administrative	6.6	4.2	17.4	13.7
Total stock-based compensation expense	$18.6	$13.2	$46.1	$38.8

As of September 30, 2025, the total unrecognized stock-based compensation cost related to outstanding RSUs, MSUs, and PSUs expected to vest was $76.0 million, which we expect to recognize over a weighted average period of 28 months.

13. Income Taxes

The following table shows our effective tax rate for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Income before income taxes and equity in investments of unconsolidated entities	$123.1	$151.9	$348.1	$328.4
Equity in investments of unconsolidated entities	(0.1)	(2.6)	(3.9)	(5.3)
Income before income taxes	$123.0	$149.3	$344.2	$323.1
Income tax expense	$31.4	$29.6	$85.1	$70.1
Effective tax rate	25.5%	19.8%	24.7%	21.7%

Our effective tax rate in the third quarter and first nine months of 2025 was 25.5% and 24.7%, respectively, reflecting an increase of 5.7 and 3.0 percentage points, respectively, compared with the same periods in the prior year. The increase is primarily attributable to the book gain in excess of taxable gain on the sale of our Commodity and Energy Data business in the third quarter of 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of September 30, 2025.

The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (Pillar Two) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar Two model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar Two slightly different than the model rules and on different timelines. Other countries are also considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Pillar Two represents a significant change in the international tax regime and could result in increases to our effective tax rate as a result of the imposition of minimum taxes. Pillar Two did not have a material impact to our consolidated financial statements as of September 30, 2025. We are continuing to monitor developments and administrative guidance in addition to evaluating the potential impact of Pillar Two on our consolidated financial statements for future periods.

Unrecognized Tax Benefits

The table below provides information concerning our gross unrecognized tax benefits as of September 30, 2025 and December 31, 2024, as well as the effect these gross unrecognized tax benefits would have on our income tax expense, if they were recognized.

(in millions)	As of September 30, 2025	As of December 31, 2024
Gross unrecognized tax benefits	$12.5	$11.1
Gross unrecognized tax benefits that would affect income tax expense	$12.5	$11.1
Decrease in income tax expense upon recognition of gross unrecognized tax benefits	$12.2	$10.9

Our Consolidated Balance Sheets include the following liabilities for unrecognized tax benefits. These amounts include interest and penalties, less any associated tax benefits.

Liabilities for Unrecognized Tax Benefits (in millions)	As of September 30, 2025	As of December 31, 2024
Current liability	$0.1	$0.1
Non-current liability	13.5	11.7
Total liability for unrecognized tax benefits	$13.6	$11.8

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

Approximately 78% of our cash, cash equivalents, and investments balance as of September 30, 2025, was held by our operations outside of the US. With the exception of $142.0 million in earnings of certain of our foreign subsidiaries that we disclosed in the fourth quarter of 2024, we generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. As of September 30, 2025, we have completed a one-time repatriation of these earnings totaling $150.0 million ($141.4 million, net of applicable withholding taxes). We have not recorded deferred income taxes on the remaining balance of accumulated undistributed earnings of our foreign subsidiaries because we consider those earnings to be permanently reinvested.

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

15. Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the 2022 Share Repurchase Program). This authorization replaced the then-existing share repurchase program. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended September 30, 2025, we repurchased a total of 729,678 shares for $180.1 million, of which $10.0 million was settled in early October 2025. For the nine months ended September 30, 2025, we repurchased a total of 1,496,319 shares for $401.7 million, of which $10.0 million was settled in early October 2025. As of September 30, 2025, we have repurchased a total of 1,538,103 shares for $414.7 million under the 2022 Share Repurchase Program, leaving $85.3 million available for future repurchases.

16. Subsequent Events

New Share Repurchase Program

In October 2025, Morningstar completed repurchases under the 2022 Share Repurchase program, and the board of directors approved (i) the termination of the 2022 Share Repurchase Program and (ii) a new three-year share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion included in this section, as well as other under sections of this Quarterly Report on Form 10-Q (this Quarterly Report), contains forward-looking statements as that term is used in the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations about future events or future financial performance. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, and often contain words such as “aim,” “committed,” “consider,” “estimate,” “future,” “goal,” “is designed to,” “maintain,” “may,” “might,” “objective,” “ongoing,” “could,” “expect,” “intend,” “plan,” “possible,” “potential,” “seek,” “anticipate,” “believe,” “predict,” “prospects,” “continue,” “strategy,” “strive,” “will,” “would,” "determine," "evaluate," or the negative thereof, and similar expressions. These statements involve known and unknown risks and uncertainties that may cause the events we discuss not to occur or to differ significantly from what we expect. For us, these risks and uncertainties include, among others:

•Failing to consummate the Center for Research in Security Prices, LLC (CRSP) acquisition on a timely basis or at all, or failing to achieve the anticipated benefits of the CRSP acquisition;
•failing to maintain and protect our brand, independence, and reputation;
•failure to prevent and/or mitigate cybersecurity events and the failure to protect confidential information, including personal information about individuals;
•changing economic conditions, including prolonged volatility, recessions, or downturns affecting the financial sector and global financial markets, fluctuating interest rates, and the impacts of global trade policies, may negatively impact our financial results, including those of our asset-based businesses;
•compliance failures, regulatory action, or changes in laws applicable to our regulated businesses;
•failing to innovate or streamline our product and service offerings or meet or anticipate our clients’ changing needs;
•the impact of AI technologies on our business and reputation, and the legal risks as they are incorporated into our products and tools;
•failure to detect errors in our products or failure of our products to perform properly due to defects, malfunctions, or similar problems;
•failing to recruit, develop, and retain qualified employees;
•failing to scale our operations and increase productivity in order to implement our business plans and strategies, including failing to manage costs related thereto;
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

A more complete description of these risks and uncertainties can be found in our other filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024 (our Annual Report), and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as supplemented by this Quarterly Report on Form 10-Q. If any of these risks and uncertainties materialize, our actual future results and other future events may vary significantly from what we expect. We do not undertake to update our forward-looking statements as a result of new information, future events, or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties, and assumptions in our filings with the SEC on Forms 10-K, 10-Q, and 8-K.

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

Three and Nine Months Ended September 30, 2025 vs. Three and Nine Months Ended September 30, 2024

Consolidated Results

	Three months ended September 30,				Nine months ended September 30,
Key Metrics (in millions)	2025	2024	Change		2025	2024	Change
Consolidated revenue	$617.4	$569.4	8.4%		$1,804.4	$1,684.1	7.1%
Operating income	$127.8	$115.5	10.6%		$367.0	$316.6	15.9%
Operating margin	20.7%	20.3%	0.4	pp	20.3%	18.8%	1.5	pp

Cash provided by operating activities	$195.7	$191.9	2.0%		$385.7	$438.2	(12.0)%
Capital expenditures	(35.6)	(36.1)	(1.4)%		(104.4)	(102.1)	2.3%
Free cash flow	$160.1	$155.8	2.8%		$281.3	$336.1	(16.3)%

Cash provided by (used for) investing activities	$(33.0)	$14.1	NMF		$(127.6)	$(45.4)	181.1%
Cash used for financing activities	$(188.1)	$(60.2)	212.5%		$(320.7)	$(185.3)	73.1%
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

Consolidated Revenue

Revenue by type	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Morningstar Direct Platform
License-based	$211.1	$198.5	6.3%	$618.0	$590.9	4.6%
Asset-based	—	—	—%	—	—	—%
Transaction-based	—	—	—%	1.5	1.2	25.0%
Morningstar Direct Platform total	$211.1	$198.5	6.3%	$619.5	$592.1	4.6%

PitchBook
License-based	$166.9	$154.7	7.9%	$493.4	$450.4	9.5%
Asset-based	—	—	—%	—	—	—%
Transaction-based	2.1	1.9	10.5%	5.8	5.5	5.5%
PitchBook total	$169.0	$156.6	7.9%	$499.2	$455.9	9.5%

Morningstar Credit
License-based	$5.4	$4.3	25.6%	$15.0	$12.2	23.0%
Asset-based	—	—	—%	—	—	—%
Transaction-based	85.7	66.6	28.7%	234.1	196.6	19.1%
Morningstar Credit total	$91.1	$70.9	28.5%	$249.1	$208.8	19.3%

Morningstar Wealth
License-based	$18.3	$20.1	(9.0)%	$57.1	$60.5	(5.6)%
Asset-based	35.2	35.5	(0.8)%	106.5	104.9	1.5%
Transaction-based	8.6	6.2	38.7%	24.1	18.0	33.9%
Morningstar Wealth total	$62.1	$61.8	0.5%	$187.7	$183.4	2.3%

Morningstar Retirement
License-based	$0.4	$0.4	—%	$1.3	$1.4	(7.1)%
Asset-based	33.8	31.4	7.6%	98.2	92.1	6.6%
Transaction-based	—	—	—%	—	—	—%
Morningstar Retirement total	$34.2	$31.8	7.5%	$99.5	$93.5	6.4%

Corporate and All Other (1)
License-based	$32.9	$30.8	6.8%	$96.6	$95.3	1.4%
Asset-based	15.7	16.9	(7.1)%	48.1	48.5	(0.8)%
Transaction-based	1.3	2.1	(38.1)%	4.7	6.6	(28.8)%
Corporate and All Other total	$49.9	$49.8	0.2%	$149.4	$150.4	(0.7)%

License-based	$435.0	$408.8	6.4%	$1,281.4	$1,210.7	5.8%
Asset-based	84.7	83.8	1.1%	252.8	245.5	3.0%
Transaction-based	97.7	76.8	27.2%	270.2	227.9	18.6%
Consolidated revenue	$617.4	$569.4	8.4%	$1,804.4	$1,684.1	7.1%
___________________________________________________________________________________________
(1) Corporate and All Other provides a reconciliation between revenue from our reportable segments and consolidated revenue. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

In the third quarter of 2025, consolidated revenue increased 8.4% to $617.4 million. Foreign currency movements increased revenue by $4.5 million.

License-based revenue increased 6.4%, or 5.9% on an organic basis, during the third quarter of 2025, primarily driven by strong demand for Morningstar Direct Platform and PitchBook products.

Asset-based revenue increased 1.1% on a reported basis, or 7.9% on an organic basis, during the third quarter of 2025. The increase in reported asset-based revenue was primarily driven by an increase in Morningstar Retirement products. Asset-based organic revenue growth was primarily driven by increases in Morningstar Wealth and Morningstar Retirement.

Transaction-based revenue increased 27.2%, or 26.1% on an organic basis, during the third quarter of 2025, primarily driven by Morningstar Credit revenue.

In the first nine months of 2025, consolidated revenue increased 7.1% to $1,804.4 million. Foreign currency movements increased revenue by $5.0 million.

License-based revenue increased 5.8%, or 6.1% on an organic basis, during the first nine months of 2025, primarily driven by strong demand for PitchBook and Morningstar Direct Platform products.

Asset-based revenue increased 3.0%, or 7.3% on an organic basis, during the first nine months of 2025, primarily driven by increases in Morningstar Wealth and Morningstar Retirement.

Transaction-based revenue increased 18.6%, or 18.4% on an organic basis, during the first nine months of 2025, primarily driven by Morningstar Credit revenue.

Organic Revenue

Organic revenue increased 9.0% in the third quarter of 2025 and 8.0% in the first nine months of 2025, driven by organic growth in PitchBook, Morningstar Credit, and Morningstar Direct Platform.

The table below shows a reconciliation of organic revenue to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Consolidated revenue	$617.4	$569.4	8.4%	$1,804.4	$1,684.1	7.1%
Acquisitions	(1.0)	—	NMF	(2.3)	—	NMF
Divestitures	(2.1)	(9.9)	(78.8)%	(8.8)	(27.9)	(68.5)%
Effect of foreign currency translations	(4.5)	—	NMF	(5.0)	—	NMF
Organic revenue	$609.8	$559.5	9.0%	$1,788.3	$1,656.2	8.0%

Consolidated Revenue by Geographical Area

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
United States	$440.7	$411.3	7.1%	$1,296.8	$1,212.5	7.0%

Asia	12.4	11.9	4.2%	36.5	37.6	(2.9)%
Australia	16.7	16.3	2.5%	48.0	47.0	2.1%
Canada	41.0	33.0	24.2%	112.7	103.4	9.0%
Continental Europe	55.1	51.6	6.8%	160.7	151.4	6.1%
United Kingdom	48.2	42.1	14.5%	140.1	123.0	13.9%
Other	3.3	3.2	3.1%	9.6	9.2	4.3%
Total International	176.7	158.1	11.8%	507.6	471.6	7.6%

Consolidated revenue	$617.4	$569.4	8.4%	$1,804.4	$1,684.1	7.1%

International revenue comprised 29% of our consolidated revenue in the third quarter of 2025 and 28% in the first nine months of 2025, as well as in both corresponding periods in 2024. Approximately 58% of international revenue was generated in Continental Europe and the United Kingdom during the third quarter and first nine months of 2025, which was comparable to the same periods in 2024. Revenue from international operations increased 11.8% and 7.6% during the third quarter and first nine months of 2025, respectively, driven by strong demand for Morningstar Credit and Morningstar Direct Platform products.

Consolidated Operating Expense

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	Change		2025	2024	Change
Cost of revenue	$241.7	$222.7	8.5%		$703.7	$663.5	6.1%
% of consolidated revenue	39.1%	39.1%	—	pp	39.0%	39.4%	(0.4)	pp
Sales and marketing	115.5	107.9	7.0%		347.8	323.8	7.4%
% of consolidated revenue	18.7%	19.0%	(0.3)	pp	19.3%	19.2%	0.1	pp
General and administrative	85.9	77.6	10.7%		244.4	238.2	2.6%
% of consolidated revenue	13.9%	13.6%	0.3	pp	13.5%	14.2%	(0.7)	pp
Depreciation and amortization	47.0	45.7	2.8%		142.8	142.0	0.6%
% of consolidated revenue	7.6%	8.0%	(0.4)	pp	7.9%	8.4%	(0.5)	pp
Total operating expense	$490.1	$453.9	8.0%		$1,438.7	$1,367.5	5.2%
% of consolidated revenue	79.3%	79.7%	(0.4)	pp	79.7%	81.2%	(1.5)	pp

Cost of Revenue

Cost of revenue increased $19.0 million in the third quarter of 2025 and $40.2 million in the first nine months of 2025. Higher compensation expense of $15.8 million and $32.9 million in the third quarter and the first nine months of 2025, respectively, was the largest contributor to the increase, primarily driven by an increase in salaries related in part to the company's annual merit increase. Higher bonus expense was also a contributor during the third quarter of 2025, reflecting strong results relative to targets. Higher severance costs was also a driver to the increase in the first nine months of 2025 driven by the announced sunsetting of Morningstar Office during the first quarter of 2025 and a targeted reorganization in Morningstar Sustainanalytics during the second quarter of 2025.

Sales and Marketing

Sales and marketing expense increased $7.6 million in the third quarter of 2025 and $24.0 million in the first nine months of 2025. Compensation expense increased $6.6 million during the third quarter of 2025 and $15.2 million in the first nine months of 2025 due to an increase in sales commission expense, company-sponsored benefits, salaries, and payroll taxes. Advertising and marketing costs also increased $7.1 million during the first nine months of 2025 due to increased costs associated with marketing and brand campaigns, as well as paid advertising.

General and Administrative

General and administrative expense increased $8.3 million in the third quarter of 2025 and $6.2 million in the first nine months of 2025. Higher compensation expense was the largest contributor to the increase in both periods, driven primarily by higher company-sponsored benefits and stock-based compensation reflecting strong results relative to targets.

Depreciation and Amortization

Depreciation expense increased $1.0 million in the third quarter of 2025 and $6.3 million in the first nine months of 2025 due primarily to higher capitalized software costs for product enhancements in prior periods.

Intangible amortization expense was flat during the third quarter of 2025 and decreased $5.1 million in the first nine months of 2025 as certain intangible assets from some of our earlier acquisitions became fully amortized.

Consolidated Operating Income and Operating Margin

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2025	2024	Change		2025	2024	Change
Operating income	$127.8	$115.5	10.6%		$367.0	$316.6	15.9%
% of revenue	20.7%	20.3%	0.4	pp	20.3%	18.8%	1.5	pp

Consolidated operating income increased $12.3 million in the third quarter of 2025, reflecting an increase in revenue of $48.0 million, partially offset by an increase in operating expense of $36.2 million. Operating margin was 20.7%, an increase of 0.4 percentage points compared with the third quarter of 2024.

Consolidated operating income increased $50.4 million in the first nine months of 2025, reflecting an increase in revenue of $120.3 million, partially offset by an increase in operating expense of $71.2 million. Operating margin was 20.3% in the first nine months of 2025, an increase of 1.5 percentage points compared with the first nine months of 2024.

Adjusted Operating Income and Adjusted Operating Margin

We reported adjusted operating income of $150.6 million and $429.4 million in the third quarter of 2025 and first nine months of 2025, respectively. The table below shows a reconciliation of adjusted operating income to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Operating income	$127.8	$115.5	10.6%	$367.0	$316.6	15.9%
Intangible amortization expense	15.1	14.7	2.7%	44.8	49.9	(10.2)%
M&A-related expenses	8.2	0.1	NMF	18.9	5.6	237.5%
Other non-recurring items	(0.5)	—	NMF	(1.3)	—	NMF
Adjusted operating income	$150.6	$130.3	15.6%	$429.4	$372.1	15.4%

Morningstar Direct Platform	$93.7	$91.4	2.5%	$277.1	$269.9	2.7%
PitchBook	52.9	50.4	5.0%	158.0	137.7	14.7%
Morningstar Credit	28.1	15.2	84.9%	80.0	55.4	44.4%
Morningstar Wealth	3.1	(0.7)	NMF	5.3	(8.5)	NMF
Morningstar Retirement	16.9	16.9	—%	46.9	48.4	(3.1)%
Less: Corporate and All Other (1)	(44.1)	(42.9)	NMF	(137.9)	(130.8)	NMF
Adjusted operating income	$150.6	$130.3	15.6%	$429.4	$372.1	15.4%
___________________________________________________________________________________________
(1) Corporate and All Other includes unallocated corporate expenses as well as adjusted operating income (loss) from Morningstar Sustainalytics and Morningstar Indexes. For the third quarters of 2025 and 2024, unallocated corporate expenses were $47.1 million and $43.5 million, respectively. For the first nine months of 2025 and 2024, unallocated corporate expenses were $139.0 million and $130.4 million, respectively. Unallocated corporate expenses include finance, human resources, legal, and other management-related costs that are not considered when segment performance is evaluated.

We reported adjusted operating margin of 24.4% in the third quarter of 2025 and 23.8% in the first nine months of 2025. The table below shows a reconciliation of adjusted operating margin to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Operating margin	20.7%	20.3%	0.4 pp	20.3%	18.8%	1.5 pp
Intangible amortization expense	2.5%	2.6%	(0.1) pp	2.6%	3.0%	(0.4) pp
M&A-related expenses	1.3%	—%	1.3 pp	1.0%	0.3%	0.7 pp
Other non-recurring items	(0.1)%	—%	(0.1) pp	(0.1)%	—%	(0.1) pp
Adjusted operating margin	24.4%	22.9%	1.5 pp	23.8%	22.1%	1.7 pp

Segment Results

Segment adjusted operating income reflects the impact of direct segment expenses as well as certain allocated centralized costs, such as information technology, sales and marketing, and research and data.

Morningstar Direct Platform

The following table presents the results for Morningstar Direct Platform:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total revenue	$211.1	$198.5	6.3%	$619.5	$592.1	4.6%
Adjusted operating income	$93.7	$91.4	2.5%	$277.1	$269.9	2.7%
Adjusted operating margin	44.4%	46.0%	(1.6) pp	44.7%	45.6%	(0.9) pp

Morningstar Direct Platform total revenue increased $12.6 million, or 6.3%, for the three months ended September 30, 2025. Revenue grew 6.2% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct. Organic revenue growth excludes revenue associated with the divested Commodity and Energy Data business from the prior-year period and foreign currency impact.

Starting in the first quarter of 2025, the company changed the name of this reportable segment to Morningstar Direct Platform. It also changed the composition of the key product areas within the segment (Morningstar Data, Morningstar Direct, and Morningstar Advisor Workstation). There were no changes to the overall composition of the reportable segment.

Morningstar Data contributed $10.6 million to revenue growth, with revenue increasing 10.9% or 7.7% on an organic basis. Increases in managed investment data helped drive Morningstar Data growth.

Morningstar Direct contributed $5.2 million to revenue growth, with revenue increasing 7.3% or 5.6% on an organic basis, with growth across geographies. Morningstar Direct licenses were flat compared to the prior-year period.

Morningstar Direct Platform adjusted operating income increased $2.3 million, or 2.5%, and adjusted operating margin decreased 1.6 percentage points for the three months ended September 30, 2025. The decline in adjusted operating margin reflected higher compensation costs, primarily driven by the annual merit increase and higher bonus expense reflecting outperformance relative to targets; the impact of the sale of the company's Commodity and Energy Data business; and increased depreciation primarily driven by higher capitalized software costs for product enhancements in prior periods.

Morningstar Direct Platform total revenue increased $27.4 million, or 4.6%, for the nine months ended September 30, 2025. Revenue grew 5.6% on an organic basis, primarily driven by growth in Morningstar Data and Morningstar Direct.

Morningstar Direct Platform adjusted operating income increased $7.2 million, or 2.7%, and adjusted operating margin decreased 0.9 percentage points for the nine months ended September 30, 2025 driven by the same factors noted above.

Morningstar Direct Platform depreciation expense was $11.3 million and $9.8 million for the three months ended September 30, 2025 and 2024, respectively, and $33.3 million and $27.5 million for the nine months ended September 30, 2025 and 2024, respectively.

PitchBook

The following table presents the results for PitchBook:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total revenue	$169.0	$156.6	7.9%	$499.2	$455.9	9.5%
Adjusted operating income	$52.9	$50.4	5.0%	$158.0	$137.7	14.7%
Adjusted operating margin	31.3%	32.2%	(0.9) pp	31.7%	30.2%	1.5 pp

PitchBook total revenue increased $12.4 million, or 7.9%, for the three months ended September 30, 2025. Revenue grew 7.7% on an organic basis.

Growth was primarily driven by the PitchBook platform with contributions from the small-but-growing direct data business. PitchBook platform growth drivers were consistent with recent quarters with strength in PitchBook's core investor and advisor client segments, including private equity, credit, and investment banks, partially offset by continued softness in the corporate client segment, especially among smaller firms with more limited use cases during periods of slower deal activity. PitchBook licensed users were flat compared to the prior-year period, reflecting the addition of new logos offset by churn and including the impact of the rationalization of user lists associated with recent large enterprise renewals. In the quarter, the company updated its definition of licensed user counts, primarily to exclude Morningstar and PitchBook employees.

PitchBook adjusted operating income increased $2.5 million, or 5.0%, and adjusted operating margin decreased 0.9 percentage points for the three months ended September 30, 2025. The decline in adjusted operating margin was primarily due to higher compensation costs, which included the impact of increased headcount in product development and technology, as well as higher health care costs.

PitchBook total revenue increased $43.3 million, or 9.5% for the nine months ended September 30, 2025. Revenue grew 9.4% on an organic basis, primarily driven by the PitchBook platform.

PitchBook adjusted operating income increased $20.3 million, or 14.7%, and adjusted operating margin increased 1.5 percentage points for the nine months ended September 30, 2025.

PitchBook depreciation expense was $8.7 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and $24.6 million and $23.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Morningstar Credit

The following table presents the results for Morningstar Credit:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total revenue	$91.1	$70.9	28.5%	$249.1	$208.8	19.3%
Adjusted operating income	$28.1	$15.2	84.9%	$80.0	$55.4	44.4%
Adjusted operating margin	30.8%	21.4%	9.4 pp	32.1%	26.5%	5.6 pp

Morningstar Credit total revenue increased $20.2 million, or 28.5%, for the three months ended September 30, 2025. Revenue grew 27.0% on an organic basis, supported by a robust issuance market. Revenue grew across asset classes and geographies, with particular strength in US commercial mortgage- and asset-backed securities ratings revenue and Canadian and European corporate ratings revenue. Organic revenue growth excludes revenue associated with the Dealview Technologies Limited (DealX) acquisition, which was completed in the first quarter of 2025, and foreign currency impact.

Morningstar Credit adjusted operating income increased $12.9 million, or 84.9%, and adjusted operating margin increased 9.4 percentage points for the three months ended September 30, 2025. The increase in adjusted operating income and margin reflected higher revenue, partially offset by higher compensation costs. The increase in compensation was primarily driven by higher salaries and benefits due to increased headcount to support growth and higher bonus expense, reflecting strong performance relative to targets.

Morningstar Credit total revenue increased $40.3 million, or 19.3%, for the nine months ended September 30, 2025. Revenue grew 19.0% on an organic basis. Revenue grew across asset classes and geographies, with particular strength in US commercial mortgage- and asset-backed securities ratings revenue and Canadian and European corporate ratings revenue.

Morningstar Credit adjusted operating income increased $24.6 million, or 44.4%, and adjusted operating margin increased 5.6 percentage points for the nine months ended September 30, 2025.

Morningstar Credit depreciation expense was $2.0 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $6.0 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Morningstar Wealth

The following table presents the results for Morningstar Wealth:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total revenue	$62.1	$61.8	0.5%	$187.7	$183.4	2.3%
Adjusted operating income (loss)	$3.1	$(0.7)	NMF	$5.3	$(8.5)	NMF
Adjusted operating margin	5.0%	(1.1)%	6.1 pp	2.8%	(4.6)%	7.4 pp

Morningstar Wealth total revenue increased $0.3 million, or 0.5%, for the three months ended September 30, 2025. Revenue grew 9.8% on an organic basis, primarily driven by Investment Management and increased advertising sales. Organic revenue growth excludes platform revenue associated with US TAMP assets sold to AssetMark from the prior-year period and foreign currency impact. Reported and organic growth included a $1.5 million negative impact from the ongoing sunsetting of Morningstar Office.

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

	As of September 30,
(in billions)	2025	2024	Change
Morningstar Model Portfolios	$50.4	$44.6	13.0%
Institutional Asset Management	6.0	7.3	(17.8)%
Asset Allocation Services	14.4	11.8	22.0%
Investment Management (total)	$70.8	$63.7	11.1%

Investment Management total revenue decreased $0.4 million, or 1.1% on a reported basis for the three months ended September 30, 2025. Revenue increased 16.1% on an organic basis. Reported AUMA increased 11.1% to $70.8 billion compared with the prior-year period, primarily driven by market performance, which contributed to higher asset values, and positive net flows to Morningstar Model Portfolios offered on third-party platforms and to the International Wealth Platform, partially offset by net outflows related to the sale of US TAMP assets to AssetMark.

Morningstar Wealth adjusted operating income increased $3.8 million and adjusted operating margin increased 6.1 percentage points for the three months ended September 30, 2025.

Morningstar Wealth total revenue increased $4.3 million, or 2.3%, for the nine months ended September 30, 2025. Revenue grew 8.3% on an organic basis, primarily driven by growth in Investment Management and increased advertising sales.

Morningstar Wealth adjusted operating income increased $13.8 million and adjusted operating margin increased 7.4 percentage points for the nine months ended September 30, 2025.

Morningstar Wealth depreciation expense was $3.0 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively, and $11.9 million and $14.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Morningstar Retirement

The following table presents the results for Morningstar Retirement:

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Total revenue	$34.2	$31.8	7.5%	$99.5	$93.5	6.4%
Adjusted operating income	$16.9	$16.9	—%	$46.9	$48.4	(3.1)%
Adjusted operating margin	49.4%	53.1%	(3.7) pp	47.1%	51.8%	(4.7) pp

Morningstar Retirement total revenue increased $2.4 million, or 7.5% on both a reported and organic basis for the three months ended September 30, 2025. AUMA, calculated using the most recently available average quarterly or monthly data, increased 12.6% to $297.8 billion compared with the prior-year period, primarily due to market gains. Net inflows also contributed to higher AUMA, supported by strong growth in traditional and Advisor Managed Accounts.

Asset-based revenue is based on quarter-end, prior quarter-end, or average asset levels during each quarter, which are often reported on a one-quarter lag. The timing of client asset reporting and the structure of our contracts often results in a lag between market movements and the impact on revenue. The following table summarizes our approximate Morningstar Retirement AUMA:

	As of September 30,
(in billions)	2025	2024	Change
Managed Accounts	$184.1	$155.1	18.7%
Fiduciary Services	68.2	63.0	8.3%
Custom Models/CIT	45.5	46.3	(1.7)%
Morningstar Retirement (total)	$297.8	$264.4	12.6%

Morningstar Retirement adjusted operating income remained flat at $16.9 million, and adjusted operating margin decreased 3.7 percentage points for the three months ended September 30, 2025. The decline in adjusted operating margin was primarily driven by higher compensation costs, which included the impact of the annual merit increase and increased commissions; and higher marketing expenses, including costs related to campaign tracking and data management.

Morningstar Retirement total revenue increased $6.0 million, or 6.4% on a reported and organic basis for the nine months ended September 30, 2025. Growth was driven by positive net flows and market gains, supported by strong growth in traditional and Advisor Managed Accounts.

Morningstar Retirement adjusted operating income decreased $1.5 million, or 3.1%, and adjusted operating margin decreased 4.7 percentage points for the nine months ended September 30, 2025 driven by the same factors noted above.

Morningstar Retirement depreciation expense was $2.6 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $7.9 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Corporate and All Other

Corporate and All Other provides a reconciliation between revenue from our Total Reportable Segments and consolidated revenue amounts. Corporate and All Other includes Morningstar Sustainalytics and Morningstar Indexes as sources of revenues.

Corporate and All Other revenue increased $0.1 million, or 0.2% on a reported basis, and decreased $1.0 million, or 0.7% on a reported basis, for the three and nine months ended September 30, 2025, respectively.

Morningstar Sustainalytics revenue increased $0.2 million, or 0.7%, for the three months ended September 30, 2025. Organic revenue decreased 3.0% due to the impact of foreign currency.

Morningstar Sustainalytics revenue decreased $3.7 million, or 4.2%, for the nine months ended September 30, 2025. Organic revenue decreased 5.9%, which was primarily due to a decline in revenue from the corporate licensed-rating product.

Morningstar Indexes revenue decreased $0.1 million, or 0.5%, for the three months ended September 30, 2025. Organic revenue decreased 0.8%, reflecting lower investable product revenue driven by outflows and lower AUMA for certain higher margin products.

Morningstar Indexes revenue increased $2.7 million, or 4.3%, for the nine months ended September 30, 2025. Organic revenue increased 4.3%, primarily driven by higher licensed data revenue. Market performance and net inflows over the trailing 12 months increased asset value linked to Morningstar Indexes by 4.1% to $237.5 billion.

Non-operating income (expense), net, Equity in investments of unconsolidated entities, and Effective tax rate and income tax expense

Non-Operating Income (Expense), Net

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Interest income	$2.4	$3.2	$8.8	$8.5
Interest expense	(9.4)	(12.1)	(28.6)	(39.2)
Gain on sale of business	—	45.3	—	45.3
Other income (expense), net	2.3	—	0.9	(2.8)
Non-operating income (expense), net	$(4.7)	$36.4	$(18.9)	$11.8

Interest income reflects interest from our investment portfolio. Interest expense mainly relates to the outstanding principal balance under our Amended 2022 Credit Agreement and the $350.0 million aggregate principal amount of our 2030 Notes.

Effective September 30, 2024, we sold our Commodity and Energy Data business from the Morningstar Direct Platform segment for a purchase price of $52.4 million and recorded a $45.3 million gain on sale of business in the Consolidated Statements of Income for the three and nine months ended September 30, 2024.

Other expense, net primarily consists of foreign currency exchange gains (losses) and gains (losses) on investments.

Equity in Investments of Unconsolidated Entities

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Equity in investments of unconsolidated entities	$(0.1)	$(2.6)	$(3.9)	$(5.3)

Equity in investments of unconsolidated entities primarily reflects income and losses from our unconsolidated entities.

Effective Tax Rate and Income Tax Expense

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Income before income taxes and equity in investments of unconsolidated entities	$123.1	$151.9	$348.1	$328.4
Equity in investments of unconsolidated entities	(0.1)	(2.6)	(3.9)	(5.3)
Income before income taxes	$123.0	$149.3	$344.2	$323.1
Income tax expense	$31.4	$29.6	$85.1	$70.1
Effective tax rate	25.5%	19.8%	24.7%	21.7%

Our effective tax rate in the third quarter and first nine months of 2025 was 25.5% and 24.7%, respectively, reflecting an increase of 5.7 and 3.0 percentage points, respectively, compared with the same periods in the prior year. The increase is primarily attributable to the book gain in excess of taxable gain on the sale of our Commodity and Energy Data business in the third quarter of 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBB) was enacted in the United States. The OBBB contains several changes impacting corporate taxpayers, including modifications to the capitalization of research and development expenses, changes to calculations for the limitation on deductions for interest expense, and the reestablishment of accelerated depreciation (full expensing) on fixed assets. The OBBB also includes adjustments to the calculation of certain international tax framework provisions, which were initially established by the Tax Cuts and Jobs Act of 2017. The OBBB has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents, and investments totaling $514.5 million, compared with $551.0 million as of December 31, 2024, a decrease of $36.5 million.

Cash provided by operating activities is our main source of cash. In the first nine months of 2025, cash provided by operating activities decreased 12.0% to $385.7 million and free cash flow decreased by 16.3% to $281.3 million. The decline in cash provided by operating activities and free cash flow was primarily driven by higher bonus and income tax payments in the first nine months of 2025 compared to the prior-year period.

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

Approximately 78% of our cash, cash equivalents, and investments balance as of September 30, 2025 was held by our operations outside the United States, up from 76% as of December 31, 2024. We generally consider most of our US directly-owned foreign subsidiary earnings to be permanently reinvested. During the fourth quarter of 2024, we determined $142.0 million in earnings of certain of our foreign subsidiaries to be no longer permanently reinvested. In the first nine months of 2025, we repatriated approximately $150.0 million of our foreign earnings to the US.

We intend to use our cash, cash equivalents, and investments for general corporate purposes, including working capital and funding future growth.

Credit Agreement

On May 6, 2022, the company entered into a senior credit agreement (the 2022 Credit Agreement), providing the company with a five-year multi-currency credit facility with an initial borrowing capacity of up to $1.1 billion, including a $650.0 million term loan and a $450.0 million revolving credit facility. The 2022 Credit Agreement also provided for the issuance of letters of credit and a swingline facility. The 2022 Credit Agreement was amended twice in September 2022 and again most recently in June 2024 (Amended 2022 Credit Agreement) to, among other items, eliminate the options for a second term loan draw and increase both the term loan and revolving credit facility to $650.0 million each, raising the total borrowing capacity to $1.3 billion (Amended 2022 Term Facility and Amended 2022 Revolving Credit Facility, respectively), and to update the reference rate for credit extensions in Canadian dollars. Aside from the increased borrowing capacity, the Amended 2022 Credit Agreement left the 2022 Credit Agreement terms largely unchanged. As of September 30, 2025, our total outstanding debt under the Amended 2022 Credit Agreement was $499.8 million, net of debt issuance costs, with borrowing availability of $500.0 million under the Amended 2022 Revolving Credit Facility.

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

Private Placement Debt Offering

On October 26, 2020, we completed the issuance and sale of $350.0 million aggregate principal amount of 2.32% senior notes due October 26, 2030 (the 2030 Notes), in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Proceeds were primarily used to repay a portion of the company's outstanding debt under the company's prior credit facility. Interest on the 2030 Notes is paid semi-annually on each October 30 and April 30 during the term of the 2030 Notes and at maturity, with the first interest payment date having occurred on April 30, 2021. As of September 30, 2025, our total outstanding debt, net of issuance costs, under the 2030 Notes was $349.1 million.

Compliance with Covenants

Each of the Amended 2022 Credit Agreement and the 2030 Notes include customary representations, warranties, and covenants, including financial covenants, that require us to maintain specified ratios of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges and consolidated funded indebtedness to consolidated EBITDA, which are evaluated on a quarterly basis. We were in compliance with these financial covenants as of September 30, 2025, with consolidated funded indebtedness to consolidated EBITDA calculated at approximately 1.0x.

Dividend

In September 2025, our board of directors approved a regular quarterly dividend of $0.455 per share, or $19.0 million, payable on October 31, 2025 to shareholders of record as of October 3, 2025. We paid $58.0 million in dividends during the nine months ended September 30, 2025.

Share Repurchase Program

On December 6, 2022, the board of directors approved a share repurchase program that authorizes the company to repurchase up to $500.0 million in shares of the company's outstanding common stock, effective January 1, 2023 (the 2022 Share Repurchase Program). This authorization replaced the then-existing share repurchase program. Under this authorization, we may repurchase shares from time to time at prevailing market prices on the open market or in private transactions in amounts that we deem appropriate.

For the three months ended September 30, 2025, we repurchased a total of 729,678 shares for $180.1 million, of which $10.0 million was settled in early October 2025. For the nine months ended September 30, 2025, we repurchased a total of 1,496,319 shares for $401.7 million, of which $10.0 million was settled in early October 2025. As of September 30, 2025, we have repurchased a total of 1,538,103 shares for $414.7 million under the 2022 Share Repurchase Program, leaving $85.3 million available for future repurchases.

In October 2025, Morningstar completed repurchases under the 2022 Share Repurchase program, and the board of directors approved (i) the termination of the 2022 Share Repurchase Program and (ii) a new three-year share repurchase program that authorizes the company to repurchase up to $1.0 billion in shares of the company's outstanding common stock, effective October 31, 2025. The share repurchase authorization permits the company to repurchase shares of common stock from time to time at prevailing market prices on the open market or in private transactions in amounts that management deems appropriate.

Other

For the nine months ended September 30, 2025, we paid $39.1 million, net of cash acquired, related to the acquisitions of DealX and Lumonic Inc. For the nine months ended September 30, 2024, we received $52.2 million for the sale of our Commodity and Energy Data business.

We expect to continue making capital expenditures for the remainder of 2025, primarily for computer hardware, software, and leasehold improvements for new and existing office locations.

On September 23, 2025, we announced the entry into an agreement to acquire the Center for Research in Security Prices, LLC (CRSP), a provider of historical stock market data and indexes, from the University of Chicago. The transaction consideration includes a cash payment at closing of approximately $375.0 million, subject to customary post-closing adjustment. We expect the transaction, which is subject to customary closing conditions, including regulatory approval, to be completed during the fourth quarter of 2025.

Consolidated Free Cash Flow

The table below shows a reconciliation of free cash flow to the most directly comparable GAAP financial measure.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Cash provided by operating activities	$195.7	$191.9	2.0%	$385.7	$438.2	(12.0)%
Capital expenditures	(35.6)	(36.1)	(1.4)%	(104.4)	(102.1)	2.3%
Free cash flow	$160.1	$155.8	2.8%	$281.3	$336.1	(16.3)%

We generated free cash flow of $160.1 million in the third quarter of 2025 compared with $155.8 million in the third quarter of 2024. The change reflects a $3.8 million increase in cash provided by operating activities and a $0.5 million decrease in capital expenditures compared to the prior-year period. The increase in cash provided by operating activities and free cash flow was primarily driven by higher cash earnings, offset by an increase in income tax payments in the third quarter of 2025 compared to the prior-year period. We made income tax payments of $40.3 million during the third quarter of 2025 compared with $21.9 million in the third quarter of 2024. The increase in taxes paid was due in large part to higher US tax installment payments, including the impact of $8.1 million of foreign withholding taxes on cash repatriation from one of the Company's affiliates in the quarter.

We generated free cash flow of $281.3 million in the first nine months of 2025 compared with $336.1 million in the first nine months of 2024. The change reflects a $52.5 million decrease in cash provided by operating activities and a $2.3 million increase in capital expenditures compared to the prior-year period. The decline in cash provided by operating activities and free cash flow was primarily driven by higher bonus and income tax payments in the first nine months of 2025 compared to the prior-year period. We made annual bonus payments of $163.5 million during the first quarter of 2025 compared with $123.9 million in the first quarter of 2024. We made income tax payments of $134.0 million during the first nine months of 2025 compared with $66.0 million during the first nine months of 2024. The increase in tax payments during the first nine months of 2025 were primarily related to US federal and state income taxes, including 2025 estimated tax installments for the first nine months of 2025, catch-up installments for 2024 tax liabilities, and withholding taxes on cash repatriation dividends from foreign affiliates in 2025.

Application of Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report. We also discuss our significant accounting policies in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report and in Note 2 of the Notes to our Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report. There have not been any material changes during the three months ended September 30, 2025 to the methodologies applied by management for critical accounting policies previously disclosed in our Annual Report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Our investment portfolio is actively managed and may suffer losses from fluctuating interest rates, market prices, or adverse security selection. These accounts may consist of stocks, bonds, options, mutual funds, money market funds, or exchange-traded products that replicate the model portfolios and strategies created by Morningstar. These investment accounts may also include exchange-traded products where Morningstar is an index provider. As of September 30, 2025, our cash, cash equivalents, and investments balance was $514.5 million. Based on our estimates, a 100 basis-point change in interest rates would not have a material effect on the fair value of our investment portfolio.

We are subject to risk from fluctuations in the interest rates related to a portion of our long-term debt. The interest rates are based upon the applicable Secured Overnight Financing Rate (SOFR) plus an applicable margin for such loans or the lender's base rate plus an applicable margin for such loans. On an annualized basis, we estimate a 100 basis-point change in the SOFR would have a $5.0 million impact on our interest expense based on our outstanding principal balance and SOFR at September 30, 2025.

We are subject to risk from fluctuations in foreign currencies from our operations outside of the US. We do not currently have any positions in derivative instruments to hedge our foreign currency risk.

The table below shows our exposure to foreign currency denominated revenue and operating income for the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
(in millions, except foreign currency rates)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Currency rate in US dollars as of September 30, 2025	0.6607	1.3443	0.7186	1.1738	n/a

Percentage of revenue	2.6%	7.8%	6.2%	6.4%	5.2%
Percentage of operating income (loss)	4.8%	(3.4)%	7.5%	8.2%	(11.2)%

Estimated effect of a 10% adverse currency fluctuation on revenue	$(4.8)	$(14.3)	$(11.3)	$(12.0)	$(9.7)
Estimated effect of a 10% adverse currency fluctuation on operating income (loss)	$(1.8)	$1.3	$(2.8)	$(3.2)	$3.8

The table below shows our net investment exposure to foreign currencies as of September 30, 2025:

	As of September 30, 2025
(in millions)	Australian Dollar	British Pound	Canadian Dollar	Euro	Other Foreign Currencies
Assets, net of unconsolidated entities	$75.8	$311.4	$242.1	$254.8	$250.2
Less: liabilities	(33.9)	(91.4)	(84.8)	(114.0)	(119.0)
Net currency position	$41.9	$220.0	$157.3	$140.8	$131.2

Estimated effect of a 10% adverse currency fluctuation on equity	$(4.2)	$(22.0)	$(15.7)	$(14.1)	$(13.1)

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below presents month-to-month information related to repurchases of common stock we made during the three months ended September 30, 2025. Refer to Note 15 of the Notes to our Unaudited Consolidated Financial Statements for more information regarding our share repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Approximate dollar value of shares that may yet be purchased under the programs (a)
July 1, 2025 - July 31, 2025	—	$—	—	$265,363,898
August 1, 2025 - August 31, 2025	152,698	261.97	152,698	$225,361,994
September 1, 2025 - September 30, 2025	576,980	242.75	576,980	$85,297,761
Total	729,678	$246.77	729,678
_______________________________________
(a) Repurchases effected pursuant to the $500.0 million 2022 Share Repurchase Program (announced December 6, 2022) which is now completed. In October 2025, our board of directors authorized (i) the termination of the 2022 Share Repurchase Program and (ii) a new $1.0 billion 3-year share repurchase program effective October 31, 2025 (announced October 29, 2025).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of the company’s officers (as defined in Section 16 of the Exchange Act) and directors adopted or terminated contracts, instructions, or written plans for the purchase or sale of the company’s securities.

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

101†
The following financial information from Morningstar, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on October 30, 2025 formatted in Inline XBRL: (i) Cover Page, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (iv) Unaudited Consolidated Balance Sheets, (v) Unaudited Consolidated Statement of Equity, (vi) Unaudited Consolidated Statements of Cash Flows and (vii) the Notes to Unaudited Consolidated Financial Statements

104†	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

† Filed herewith.
*The certificates furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORNINGSTAR, INC.

Date: October 30, 2025	By:	/s/ Michael Holt
Michael Holt
Chief Financial Officer (principal financial officer)